Form 10-K
period 1993-12-31
SJW CORP
filed 1994-03-30
CIK 766829

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993 Commission file number 1-8966

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period ______________to_____________

                        Commission file number 1-8966

                                        SJW CORP.
                 (Exact name of registrant as specified in its charter)

              California                                         77-0066628
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 374 West Santa Clara Street, San Jose, California               95196
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code               408-279-7810

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                              OF THE ACT:

                                                              Name of each
                                                              exchange on
     Title of each class                                      which registered

Common Stock, Par Value $3.125                          American Stock Exchange

                   SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                               OF THE ACT:

                                    None
                              (Title of Class)
                                     1

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant - $86,246,803 on March 1, 1994.

     Shares of common stock outstanding on March 1, 1994 - 3,250,746

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                              EXHIBIT INDEX

     The Exhibit Index to this Form 10-K is on pages 46 through 47.

                            TABLE OF CONTENTS

                                                              Page
PART I

     Item 1.  Business.......................................    4

          a.  General Development of Business................    4
               Regulation and Rates..........................    4

          b.  Financial Information about
               Industry Segments.............................    4

          c.  Narrative Description of Business..............    5
               General.......................................    5
               Water Supply..................................    5
               Franchises....................................    5
               Seasonal Factors..............................    5
               Competition and Condemnation..................    6
               Environmental Matters.........................    6
               Employees.....................................    6

          d.  Financial Information about
               Foreign and Domestic Operations
               and Export Sales..............................    6

     Item 2.  Properties.....................................    6

     Item 3.  Legal Proceedings..............................    7

     Item 4.  Submission of Matters to a
              Vote of Security Holders.......................    7

                                    2

PART II                                                         Page
     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters...............     8

          a.  Market Information.............................     8

          b.  Holders........................................     8

          c.  Dividends......................................     8

     Item 6.  Selected Financial Data........................     9

     Item 7.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations.................................    10

     Item 8.  Financial Statements and
               Supplementary Data............................    14

     Item 9.  Changes in and Disagreements with
               Accountants on Accounting and Financial
                Disclosure...................................    35

PART III
     Item 10. Directors and Executive Officers
                of the Registrant............................    35

     Item 11. Executive Compensation.........................    39

     Item 12. Security Ownership of Certain
                Beneficial Owners and
                Management...................................    41

     Item 13.  Certain Relationships and Related
                Transactions.................................    41

               Compliance With Section 16(a) of the
                Exchange Act.................................    38

PART IV.
     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.......................    42


Signatures ..................................................    43

Exhibit Index ...............................................    45-46

                                   3

PART I

Item 1.     Business.

(a)     General Development of Business.

SJW Corp. (the "Company"), incorporated in California on February 8, 1985, is a holding company with three wholly-owned subsidiaries, San Jose Water Company ("Water Company"), SJW Land Company and Western Precision, Inc. ("WP").

The Water Company, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was incorporated under the laws of the State of California in 1931, succeeding a business founded in 1866. The Water Company is a public utility in the business of providing water service to a population of approximately 913,000 in an area comprising about 134 square miles in the metropolitan San Jose area.

SJW Land Company was incorporated in October, 1985.

WP was acquired on December 31, 1992 through an exchange of stock between the Company and the shareholders of WP, formerly the Roscoe Moss Company. Roscoe Moss Company was incorporated on March 22, 1927. At December 31, 1993, WP held 549,976 shares, or approximately 9.7%, of common stock of California Water Service Company. WP also operates a precision mechanical parts manufacturing facility located in Sunnyvale, California, and Austin, Texas.

Regulation and Rates.

The Water Company's rates, service and other matters affecting its business are subject to regulation by the Public Utilities Commission of the State of California ("CPUC").

Ordinarily, there are two types of rate increases, general and offset. The purpose of the latter is generally to compensate utilities for increases in specific expenses, such as those for purchased water or power.

The most recent general rate case decision authorized an initial increase followed by two annual step increases designed to maintain the authorized return on equity over a three-year period. General rate applications are normally filed and processed during the last year covered by the most recent rate case in an attempt to avoid regulatory lag.

Pursuant to Section 792.5 of the Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item. The purpose of a balancing account is to track the under collection or over collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At December 31, 1993 the balancing account had a net under collected balance to be offset of $734,000. (See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

(b)     Financial Information about Industry Segments.

For the years ended December 31, 1993, 1992 and 1991 the Company had only one business segment. Approximately 95% of the Company's revenue and 92% of the Company's net income in 1993 were generated by the Water Company. There were no significant changes in 1993 in the type of products produced or services rendered by the Water Company, or in its markets or methods of distribution.
                                   4

(c)     Narrative Description of Business.

(1)  (i)  General.

The principal business of the Water Company consists of the production, purchase, storage, purification, distribution and retail sale of water. The Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. It distributes water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs.

(1)  (iii)  Water Supply.

The Water Company's water supply is obtained from wells, surface runoff or diversion and by purchases from the Santa Clara Valley Water District (the "District"). Surface supplies, which during a year of normal rainfall satisfy about 8% of the Water Company's current annual needs, provide from approximately 1% of its water supply in a dry year to approximately 14% in a wet year. In dry years the decrease in water from surface runoff and diversion and the corresponding increase in purchased and pumped water increases production costs substantially.

From April 1, 1990, and continuing through March 14, 1993, the Water Company
implemented mandatory water rationing programs.   From April 1, 1990 through
April 28, 1991, the objective was a 20% reduction in usage from comparable periods in 1987. From April 29, 1991 through April 30, 1992, the objective was a 25% reduction in usage from 1987 levels. From May 1, 1992 through March 14, 1993 the objective was a 15% reduction in usage from 1987 levels. Effective March 14, 1993 the Water Company terminated its mandatory water rationing plan and instituted a voluntary conservation plan intended to reduce usage 15% from 1987 levels. The Water Company has notified the CPUC of its intention to establish a memorandum account to record revenue lost due to voluntary conservation programs.

Groundwater levels in 1993 climbed to their highest level in 6 years reflecting the impact of the last rainfall season. Santa Clara Valley Water District's reservoir storage of 102,000 acre feet (60% of capacity) was reported on January 11, 1994. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Until 1989, the Water Company had never found it necessary to impose mandatory water rationing. Except in a few isolated cases when service had been interrupted or curtailed because of power or equipment failures, construction shutdowns or other operating difficulties, the Water Company had not at any prior time in its history interrupted or imposed mandatory curtailment of service to any type or class of customer.

(1)  (iv)  Franchises.

The Water Company holds such franchises or permits in the communities it serves as it judges necessary to operate and maintain its facilities in the public streets.

(1)  (v)  Seasonal Factors.

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by residential customers to vary significantly.
                                     5

(1)  (x)  Competition and Condemnation.

The Water Company is a public utility regulated by the CPUC and operates within a service area approved by the CPUC. The laws of the State of California provide that no other investor owned public utility may operate in the Water Company's service area without first obtaining from the CPUC a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating the Water Company's service in such area is inadequate.

California law also provides that whenever a public agency constructs facilities to extend utility service to the service area of a privately owned public utility (like the Water Company), such an act constitutes the taking of property and is conditioned upon payment of just compensation to the private utility.

Under the constitution and statutes of the State of California, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties operated by privately owned public utilities upon payment of just compensation and are further authorized to issue bonds (including revenue bonds) for the purpose of acquiring or constructing water systems. To the Company's knowledge, no municipality, water district or other public agency has pending any action to condemn any part of the Water Company's system.

(1)  (xii)  Environmental Matters.

The Water Company maintains procedures to produce potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, the Water Company is subject to environmental regulation by various other governmental authorities. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

(1)  (xiii)  Employees

As of December 31, 1993, the Water Company had 274 employees, of whom 53 were executive, administrative or supervisory personnel, and of whom 221 were members of unions. The Water Company has two-year collective bargaining agreements expiring December 31, 1994 with the Utility Workers of America, representing the majority of employees and the International Union of Operating Engineers, representing certain employees in the engineering department. Both groups are affiliated with the AFL-CIO.

As of December 31, 1993, WP had 50 nonunion employees.

(d)  Financial Information about Foreign and Domestic Operations and
     Export Sales.

Substantially all of the Company's revenue and expense are derived from operations located in the County of Santa Clara in the State of California.

Item 2.     Properties.

The properties of the Water Company consist of a unified system of water production, storage, purification and distribution located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily nondevelopable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 240 million gallons and all water facilities, equipment and other property necessary to supply its customers.
                                    6

  The Water Company maintains all of its properties in good operating condition in accordance with customary proper practice for a water utility. The Water Company's well pumping stations have a production capacity of approximately
226.7 million gallons per day and the present capacity for taking purchased water is approximately 105 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 1993, a maximum and average of 189 million gallons and 117 million gallons of water per day, respectively, were delivered to the system.

The Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor clouds or defects in title which do not materially affect their use and to the lien of the indenture securing its first mortgage bonds, of which there were outstanding at December 31, 1993, $6,000,000 (including current maturities) in principal amount.

SJW Land Company owns approximately 8 acres of property adjacent to the Water Company's general office facilities and another approximately 36 undeveloped acres in the San Jose Metropolitan area. The 8 acres adjacent to the Water Company are used as surface parking facilities and generate substantially all SJW Land Company's revenue.

WP leases the facilities in which it operates and does not own any real estate.

Item 3.  Legal Proceedings.

  The Company has been named as a defendant in a lawsuit filed in Superior Court in Santa Clara County, California, seeking unspecified damages and other relief resulting from water entering a customer's premises. In 1992, a large standby fire service pipeline ruptured, flooding a title company's basement. The Company maintains the failed pipeline was the property of the building owner and that the Company is not liable for any damage. The case is in the preliminary stages of discovery and the Company intends to defend its position vigorously. The Company's insurer has reserved its rights to deny coverage, but is defending the Company. The outcome of this litigation cannot be predicted.

Other than the matter described above, there are no material legal proceedings pending or known to be contemplated to which the Company is a party or to which any of its properties is subject, other than ordinary routine litigation incidental to the business conducted by the Company. For a description of CPUC proceedings see the section entitled "Regulation and Rates" in Item 1.

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of the Company held on April 15, 1993, the Company's shareholders voted in favor of: (i) the election of eight directors to the Company's Board of Directors and (ii) the approval of KPMG Peat Marwick as independent auditors of the Company for 1993.
                                    7

The number of votes for, against, as well as the number of abstentions and broker nonvotes as to each matter approved at the Annual Meeting of the Shareholders were as follows:

          APRIL 15, 1993
          ANNUAL MEETING

                                  FOR        WITHHELD   ABSTAIN    BROKER NON-
                                                                   VOTES
          M. L. CALI              2,910,980  19,583      0            0
          J. D. DINAPOLI          2,910,971  19,592      0            0
          D. GIBSON               2,912,687  17,876      0            0
          R. R. JAMES             2,912,587  17,976      0            0
          G. E. MOSS              2,909,668  20,895      0            0
          R. MOSS                 2,909,668  20,895      0            0
          C. J. TOENISKOETTER     2,911,071  19,492      0            0
          J. W. WEINHARDT         2,913,382  17,181      0            0

                                  FOR      AGAINST
          AUDITORS               2,900,369  11,511      18,683       0


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters.

(a)       Market Information.
(1)  (i)  Exchange

The Company's common stock is traded on the American Stock Exchange under the symbol SJW.

(1)  (ii)  High and Low Sales Prices

The information required by this item as to the high and low sales prices for the Company's common stock for each quarter in the 1993 and 1992 fiscal years is contained in the section captioned "Market price range of stock" in the tables set forth in Note 12 of "Notes to Consolidated Financial Statements" in Part II,
Item 8.

(b)     Holders.
There were 1,663 record holders of the Company's common stock on February 6, 1994 (record date for the first quarter 1994 dividend).

(c)     Dividends.

Quarterly dividends have been paid on the Company's and its predecessor's common stock for 201 consecutive quarters and the quarterly rate has been increased during each of the last 26 years. The information required by this item as to the cash dividends paid on common stock in 1993 and 1992 is contained in the section captioned "Dividends per share" in the tables set forth in Note 12 of "Notes to consolidated Financial Statements" in Part II, Item 8.
                                    8

Item 6.     Selected Financial Data.

FIVE YEAR STATISTICAL REVIEW
                          1993    1992     1991       1990      1989
CONSOLIDATED RESULTS      ------  ------   ------     ------    ------
OF OPERATIONS (In
thousands)
Operating revenue      $ 95,045   89,109    76,281     70,458    56,044
Operating expense:
  Operation              57,016   54,184    45,897     41,626    35,822
  Maintenance             5,417    4,397     3,778      3,963     3,098
  Taxes                  10,829   10,252     8,681      8,033     5,331
  Depreciation            6,823    6,153     5,773      5,249     5,019
                         ------   ------    ------     ------    ------
Total operating expense  80,085   74,986    64,129     58,871    49,270
                         ------   ------    ------     ------    ------
Operating income         14,960   14,123    12,152     11,587     6,774
Interest expense,
other income and
deductions                3,193    3,896     3,704      3,048     2,467
                         ------   ------    ------     ------    ------
Net income               11,767   10,227     8,448      8,539     4,307
Dividends paid            6,637    6,044     5,449      5,304     5,211
                         ------   ------     -----      -----     -----
Invested in the
business                  5,130    4,183     2,999      3,235     (904)

CONSOLIDATED PER COMMON SHARE DATA
Net income               $ 3.64     3.60      2.98       3.00      1.50
Dividends paid             2.04     2.13      1.92       1.86      1.82
Shareholders' equity
at year-end               31.86    29.70     27.27      26.21     25.08

CONSOLIDATED BALANCE SHEET (In thousands)
Utility plant         $ 293,683  272,999   255,325    244,068   233,010
Less accumulated
depreciation and
amortization             90,030   84,158    78,675     73,405    69,118
                        -------   ------   -------    -------   --------
Net utility plant       203,653  188,841   176,650    170,663   163,892
                        -------   ------   -------    -------   -------
Nonutility property       6,775    5,465     4,974      4,990     4,870
Total assets            256,851  230,198   197,094    188,313   185,542
Capitalization:
Common shareholders'
equity                  103,130   96,155    77,373     74,373    71,179
Preferred stock,
nonredeemable                 -        -         -          -       805
Preferred stock,
redeemable (includes
current maturities)           -        -         -          -       480
Long-term
debt(includes current
maturities)              66,000   61,248    45,193     38,138    42,583
                        -------  -------   -------    -------   -------
Total capitalization  $ 169,130  157,403   122,566    112,511   115,047
                        =======  =======   =======    =======   =======

                                    9

Item 7.     Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Liquidity and Capital Resources

CAPITAL REQUIREMENTS

     The Company's 1994 and 1993 budgeted capital expenditures, exclusive of capital expenditures financed by customer contributions and advances, are as follows:

                              1994              1993
                            Amount     %        Amount      %
Source of supply         $         -    -    8,328,000    46%
Reservoirs and tanks       1,111,000   11%     724,000     4%
Pump stations and          1,717,000   17%   1,629,000     9%
equipment
Distribution system        5,859,000   58%   5,975,000    33%
Equipment and other        1,414,000   14%   1,449,000     8%
                          ----------        ----------
                        $ 10,101,000  100%  18,105,000   100%
                          ==========  ====  ==========   ====

     The 1993 source of supply expenditures relate to spillway relocation and filter plant modernization, and represent items which are nonrecurring in nature.
     The Company expects to spend approximately $60 million on capital expenditures over the next five years. The Company's actual capital expenditures may vary from projected due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Annual additions to utility plant normally exceed Company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

     Most of the Company's distribution system has been constructed over the last forty years. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. Additionally, in most cases replacement cost will significantly exceed the cost of the retired asset due to increases in the cost of goods and services.

SOURCES OF CAPITAL
     The Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

     Over the past five years the Company has paid to its shareholders, in the form of dividends, an average of 66% of its net income. The remaining earnings have been invested in the Company. Capital requirements not funded by the reinvested earnings are expected to be funded through external financing in the form of unsecured senior notes or a commercial bank line of credit. As of December 31, 1993, the Company had available $15 million of unused short-term bank line of credit, $2.6 million of cash, cash equivalents and short-term investments and over $50 million of borrowing capacity under the terms of the first mortgage bond trust indentures and senior note agreements.

     The Company expects to fund future capital requirements from the same sources and in the same relative proportions as in recent years. The Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines - approximately 50% debt and 50% equity.

     In 1993, the Company redeemed its $2,500,000 Series L, 4.625% first mortgage bond at maturity and made sinking fund payments on other series totaling $245,000. The Company also redeemed, prior to maturity, Series Q, R, S, T, U, V, Y and Z first mortgage bonds at principal. To fund the redemption, $30,000,000 of Series B unsecured 30-year senior notes were issued. As a result of this financing the Company's weighted average cost of debt is 8.23%. The Company intends to retire all remaining first mortgage bonds by 1998 and satisfy all future long-term financing needs with senior notes.

Results of Operations

1993 COMPARED WITH 1992
     The consolidated results of operations for the year ended December 31, 1993, include, for the first time, the results of Western Precision, Inc. (formerly the Roscoe Moss Company) which was acquired on December 31, 1992.

     Operating revenue for 1993 increased $5,936,000 or 7% over 1992 due to:(1) the inclusion of Western Precision, Inc. operating revenue, $4,292,000; (2) decreased rates and revenue adjustments of ($3,133,000); (3) increased usage, $4,251,000; (4) increased customers, $328,000; and (5) SJW Land Company increased parking revenue, $198,000.

     Operation expense increased $5,099,000 or 7% over 1992 due to the inclusion of Western Precision, Inc. operating expense of $4,370,000 and increased production. The operating expense increase associated with increased production was largely offset by increased production of lower cost surface water.

     Dividend income in 1993 results from the acquisition on December 31, 1992, of 549,976 common shares of California Water Service Company.

     The effective income tax rate for 1993 was 41% compared to 43% in 1992. See Note 6 of the Notes To Consolidated Financial Statements for the reconciliation of the book income tax provision to the amount computed by applying the federal statutory rate to income before income taxes.

     Interest on long-term debt, including capitalized interest, increased $848,000 or approximately 19% over 1992 due primarily to the issuance of Series A and B senior notes.

     Total water delivered to the system in 1993 was 43 billion gallons, up 3 billion gallons, or 7%, from 1992. The sources of supply in 1993 and 1992, respectively, were: 48% and 47% for purchased water; 40% and 45% for well water; and 12% and 8% for surface water.

1992 COMPARED WITH 1991

     Operating revenue for 1992 increased $12,828,000 or 17% over 1991. The increase is attributable to: (1) increased rates, $14,576,000; (2) water conservation revenue adjustments of ($7,066,000); (3) increased usage, $5,184,000; and (4) increased customers, $134,000. For the year ended December 31, 1992, the Company recorded revenues of $1,857,000 related to a CPUC order authorizing the Company to recover sales lost due to mandatory water rationing.

     Operation expenses increased $8,287,000 or 18% over 1991 due primarily to increases in the rates for pump taxes and purchased water and increased production. Higher production costs associated with increased production were partially offset by increased supplies of lower cost surface water.

     The effective income tax rate for 1992 was 43% compared to 42% in 1991. See Note 6 of the Notes To Consolidated Financial Statements for the reconciliation of the book income tax provision to the amount computed by applying the federal statutory rate to income before income taxes.

     Interest on long-term debt, including capitalized interest, increased $496,000 or approximately 13 % over 1991 due primarily to the issuance of Series A senior notes and Series AA first mortgage bonds.

     Total water delivered to the system in 1992 was 40 billion gallons, up 4 billion gallons, or 7%, from 1991. The sources of supply in 1992 and 1991, respectively, were: 47% and 56% for purchased water; 45% and 38% for well water; and 8% and 6% for surface water.

Factors That May Affect Future Results

REGULATION

     Principally all the operating revenue of the Company results from the sale of water at rates approved by the California Public Utilities Commission (CPUC). The CPUC sets rates that are intended to provide revenue sufficient to recover operating expense and produce a reasonable return on common equity.

     The Company's most recent rate case decision authorizes the Company to earn a return on common equity of 11.75% in 1992, 1993 and 1994. In recent general rate case proceedings, the CPUC staff has recommended rates of return on common equity lower than 11%. The Company elected to defer, from January 1, 1994 to July 1, 1995, the filing of its next general rate application. If the application is filed on July 1, 1995, the Company should receive a decision in early 1996.

     The Company implemented its step rate increase on January 1, 1993, which was designed to produce a $213,000 increase in revenue. An advice letter was filed in November, 1993 for the 1994 step rate increase in the amount of $293,000, to be effective January 1, 1994. Both step rate increases were authorized in the Company's general rate case granted in December 1991 and were designed to maintain the Company's rate of return on common equity at the 11.75% authorized level. Because the Company elected to defer filing of its general rate case application it will not receive additional step rate increases until the next general rate case decision is rendered.

     The recovery of revenue lost due to voluntary water conservation subsequent to the termination of mandatory rationing on March 14, 1993, has not been recorded by the Company due to uncertainty of collection. Recovery of voluntary water conservation revenue losses will be determined in the next general rate case.
                                   12

     The Company filed an advice letter in November 1993 requesting a rate increase in the amount of $892,000 for construction costs of the Austrian Dam Spillway in excess of those previously approved in rates. The Company expects to receive this special rate increase in 1994.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to pollution control and water quality control regulations issued by the United States Environmental Protection Agency
(EPA), the California Department of Health Services and the California Regional Water Quality Control Board. Additionally, the Company is subject to environmental laws and regulations administered by other state and local regulatory agencies.

     Under the federal Safe Drinking Water Act (SDWA), the Company is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for "contaminants" found in drinking water. The Company is currently in compliance with all MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA, and Congress amended the SDWA in July 1986 to require the EPA, within a three-year period, to promulgate MCLs for over 80 chemicals. The EPA has been unable to meet the three-year deadline, but has established MCLs for many of these chemicals and has proposed additional MCLs. The Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing MCLs.

     Of all of the regulations being considered under the current SDWA, the Disinfection By-Product Rule is anticipated to have the most significant impact on water utilities. Due to be released for public comment in March 1994, this rule will impose more stringent monitoring requirements and drinking water standards for by-products formed during the disinfection of water. The Santa Clara Valley Water District, whose imported surface water represents approximately 45% of the Company's supply, projects that compliance with this regulation could, by the year 2000, cost over $100 million in capital improvements and an additional $3 million per year in operating expenses.
If incurred, these costs would be passed along to the Company in the form of higher rates for purchased water and pump taxes. The Company would seek a rate increase, via an advice letter filing, to recover the additional costs. The Company's surface and groundwater sources are generally of a higher quality than the imported water supplies and are not expected to require extensive modifications of existing treatment processes.

     To comply with the State Total Coliform Regulation, disinfection of Company wells is being phased in over the next five years. Three of the Company's key groundwater production stations were equipped with hypochlorinators during 1993, with six more installations planned in 1994. The EPA is expected to mandate disinfection of all groundwater supplies by 1999.

     In addition to SDWA, other environmental regulations are becoming increasingly important in water system operations. The Santa Clara County Toxic Gas Ordinance became effective in 1993 requiring the elimination of chlorine gas disinfection systems or the installation of complete containment systems to control accidental chlorine gas discharges. The Company has begun to replace existing chlorine gas disinfection systems at its water treatment plants with hypochlorinators which accomplish disinfection with liquid sodium hypochlorite. These facilities are scheduled for completion in early 1994.

     Other state and local environmental regulations apply to Company operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials. The Company is currently in compliance with state and local regulations governing underground storage tanks, disposal of hazardous wastes, non-point source discharges, and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986.
                                    13

     Future regulation may require increased monitoring, disinfection of underground water supplies, more stringent performance standards for treatment plants, aeration of Company wells and procedures to reduce levels of disinfection by-products. The Company is actively participating in proceedings currently before the CPUC which seek to establish mechanisms for recovery of government-mandated environmental compliance costs. There are limited regulatory mechanisms and procedures available to the Company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

NONREGULATED SUBSIDIARIES

     Western Precision, Inc. (formerly the Roscoe Moss Company), acquired on December 31, 1992, operates a high-precision mechanical parts manufacturing operation and owns 549,976 shares of California Water Service Company. The manufacturing operation is not expected to materially impact cash flow or the consolidated results of operations. The investment in California Water Service Company is expected to produce 1994 pre-tax dividend income and cash flow of approximately $1 million. SJW Land Company constructed surface parking facilities to serve the 20,000 seat San Jose Arena which is located adjacent to the parking facilities. The Company expects the machine shop operation and the parking facilities to account for less than 5% of consolidated net income in 1994.

The impact of inflation on the Company's operating and construction costs has been moderate during the five year period ended December 31, 1993. For rate-making purposes depreciation expense and rate of return calculations are based on the historical cost of investments in utility plant. Historically, the cost of replacing utility plant has been included in rate base when the expenditure was made. The Water Company expects to continue to earn on the historical cost of utility plant, as adjusted for rate of return calculations.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements:

Independent Auditors' Report
- ----------------------------

To the Shareholders and Board of Directors of SJW Corp.:

     We have audited the consolidated financial statements of SJW Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" and changed its method of accounting for investments to adopt the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. As discussed in Note 7, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1992.

                                                    KPMG Peat Marwick
San Jose, California
January 21, 1994

SJW CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
ASSETS
December 31
(In thousands, except share data)

                                                   1993      1992
                                                 -------   -------
Utility plant                                $   272,999   293,683
Less accumulated depreciation                     90,030    84,158
                                               --------- ---------
                                                 203,653   188,841
                                               --------- ---------
Nonutility property                                6,775     5,465
Current assets
   Cash and equivalents                            2,363     5,616
   Temporary investments                             195     3,600
   Accounts receivable
   Customers                                       5,211     5,681
     Other                                           214       169
   Accrued utility revenue                         2,600     2,700
   Materials and supplies, at
   average cost                                    1,026     1,085
   Prepaid expenses                                2,073       597
                                               --------- ---------
                                                  13,682    19,448
                                               --------- ---------
Other assets:
   Investment in California Water
   Service Company                                21,999    13,090
   Unamortized debt issuance and
   reacquisition costs                             4,389       639
   Goodwill                                        1,906     1,513
   Regulatory asset                                4,060       129
   Other                                             387     1,073
                                               --------- ---------
                                                  32,741    16,444
                                               --------- ---------
                                             $   230,198   256,851
                                               ========= =========

See accompanying notes to consolidated financial statements.

CAPITALIZATION AND LIABILITIES
                                                       1993      1992
                                                       -------   ------
Capitalization
 Common shareholders' equity:
   Common stock, $3.125 par value;
   authorized 6,000,000 shares; issued
   3,250,746 shares in 1993 and 3,255,766 in 1992    $  10,116    10,108
   Additional paid-in capital                           21,763    22,197
   Retained earnings                                    68,980    63,850
   Unrealized gain on investment                         2,271         -
                                                     ---------  --------
                                                       103,130    96,155
   Long-term debt, less current maturities              64,000    58,503
                                                     --------- ---------
                                                       167,130   154,658
                                                     --------- ---------
Current liabilities:
   Current maturities of long-term debt                  2,000     2,745
   Line of credit                                            -     1,675
   Accrued pump taxes and purchased water                3,264     2,190
   Conservation fees                                         -     1,477
   Accounts payable                                        421       595
   Accrued interest                                      1,431     1,160
   Accrued taxes other than income taxes                   262       238
   Other current liabilities                             2,693     2,512
                                                     --------- ---------
                                                        10,071    12,592
                                                     --------- ---------
Deferred income                                         14,414     2,171
Unamortized investment tax credits                       2,523     2,579
Advances for construction                               32,616    31,746
Contributions in aid of construction                    28,164    24,857
Deferred revenue                                           954       841
Other nonconcurrent liabilities                            979       754
Commitments and contingency                                  -         -
                                                     --------- ---------
                                                    $  256,851   230,198
                                                     ========= =========

SJW CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
Years ended December 31
(In thousands, except share data)

                                           1993     1992      1991
                                        --------- ---------  --------
Operating revenue                     $    89,109    76,281    95,045
                                        --------- ---------  --------
Operating expense:
Operation:
  Purchased water                          20,001    19,181    18,507
    Power pump                              4,164     4,123     3,177
    Pump taxes                             13,095    14,628     9,523
    Other                                  19,756    16,252    14,690
  Maintenance                               5,417     4,397     3,778
  Property taxes and other nonincome taxes  2,758     2,633     2,558
  Depreciation                              6,823     6,153     5,773
  Income taxes                              8,071     7,619     6,123
                                        --------- ---------  --------
                                           80,085    74,986    64,129
                                        --------- ---------  --------
Operating income                           14,960    14,123    12,152
Other (expense) income:
   Interest on long-term debt              (4,489)   (4,002)   (3,865)
   Dividends                                1,056         -         -
   Other                                      240       106       161
                                        --------- --------- ---------
   Net income                         $    10,227     8,448    11,767
                                        ========= ========= =========
Earnings per share                    $      3.60      2.98      3.64
                                        ========= ========= =========
Weighted average shares outstanding     3,236,992 2,837,788 2,837,788
                                        ========= ========= =========

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
COMMON SHAREHOLDERS' EQUITY
(In thousands)
                                 Additional        Unrealized  Total Common
                           Common Paid-in  Retained Gain On    Shareholders'
                           Stock  Capital  Earnings Investment Equity
                           -------  -------  ------- -----    ------
Balances, December 31,
 1990                     $  8,868   8,839   56,667     -     74,374
Net income                       -       -    8,448     -      8,448
Dividends paid                   -       -   (5,448)    -     (5,448)
                           -------  -------  ------- -----    ------
Balances, December 31,
 1991                        8,868   8,839   59,667     -     77,374
Net income                       -       -   10,227     -     10,227
Dividends paid                   -       -   (6,044)    -     (6,044)
Common stock issued          1,240  13,358        -     -     14,598
                           -------  -------  -------  -----   ------
Balances, December 31,
 1992                       10,108  22,197   63,850     -     96,155
Purchase price adjustment        8    (434)       -     -       (426)
Net income                       -       -   11,767     -     11,767
Dividends paid                   -       -   (6,637)    -     (6,637)
Implementation of change in
  accounting for investment
  net of tax
  effect of $1,579               -       -        -   2,271    2,271
                           -------  -------  ------- ------   ------
Balances, December 31,
 1993                     $ 10,116  21,763   68,980   2,271  103,130
                           =======  ======   ======  ======  =======

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended December 31
(In thousands)
                                                     1993      1992       1991
                                                  -------  --------     ------
Operating activities
Net income                                       $ 11,767    10,227      8,448
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                        6,823     6,153      5,773
Deferred income taxes and credits                   1,813       621       (76)
Changes in operating assets and liabilities:
Accounts receivable and accrued utility revenue       525     3,482    (4,532)
Accounts payable and other current liabilities          7       707       238
Accrued pump taxes and purchased water              1,074     (148)    (4,573)
Conservation fees                                  (1,477)    1,477    (1,623)
Income taxes payable                                    -    (4,275)     3,939
Other changes, net                                 (1,222)      740       101
                                                  ------- ---------  ---------
Net cash provided by operating activities          19,310    18,984      7,695
                                                  ------- ---------  ---------
Investing activities:
Additions to utility plant                        (22,134)  (19,083)   (12,611)
Cost to retire utility plant, net of salvage         (251)     (174)         4
Acquisition costs, net of cash acquired                 -     (291)          -
Additions to nonutility property                   (1,497)        -          -
                                                  -------  ---------  ---------
Net cash used in investing activities             (20,477)  (23,148)   (11,697)
                                                  -------  ---------  ---------
Financing activities:
Dividends paid                                     (6,637)   (6,044)    (5,448)
Repayment of line of credit                        (1,675)  (12,800)    (2,968)
Borrowings from line of credit                          -    10,100      2,700
Advances and contributions in aid of
  construction                                      6,501     3,269      3,173
Refunds of advances                                (1,610)   (1,722)    (1,650)
Proceeds from issuance of long-term debt           30,000    20,000     10,000
Principal payments on long-term debt              (28,665)   (3,945)    (2,945)
                                                   -------  ---------  --------
Net cash provided by (used in)
financing activities                               (2,086)    8,858      2,862
                                                  -------  ---------  ---------
Net change in cash and equivalents                 (3,253)    4,694     (1,140)
Cash and equivalents, beginning of year             5,616       922      2,062
                                                  -------  --------- ---------
Cash and equivalents, end of year               $   2,363     5,616        922
                                                  =======  =========  =========

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned subsidiaries (the Company). Intercompany transactions and balances have been eliminated.

  The Company's principal subsidiary, San Jose Water Company (the Water Company), is a regulated California water utility. The Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (CPUC) and conform to generally accepted accounting principles for rate regulated public utilities.

  Utility Plant - The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 1993, 1992 and 1991 was $769, $407 and $50, respectively. Construction in progress was $3,233 in 1993 and $9,689 in 1992.

  Depreciation is computed using the straight-line method over the estimated service lives of the assets. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation, and no gain or loss is recognized.

  Nonutility Property - Nonutility property is recorded at cost and consists primarily of land, parking facilities and machine shop equipment.

  Cash and Equivalents - Substantially all of the Company's cash is invested in interest bearing debt instruments. The Company considers certain highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Selected investments are considered temporary investments rather than cash equivalents based on their intended use.

  Investment in California Water Service Company - The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 31, 1993. Under this Statement the Company's investment in California Water Service Company is reported at quoted market price, with the unrealized gain excluded from earnings and reported as a separate component of shareholders' equity. The adoption of Statement No. 115 resulted in increases in: Investment in California Water Service Company, $3,850; Deferred income taxes, $1,579; and common shareholders' equity, $2,271. At December 31, 1992, the Company's investment in California Water Service Company was reported at cost.

  Other Assets - Debt reacquisition costs are amortized over the term of the new debt. Debt issuance costs are amortized over the life of each issue. The excess cost over fair market value of net assets acquired is recorded as goodwill and amortized over the periods estimated to be benefited, not exceeding 40 years.

  Income Taxes - Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes." Prior year financial statements have not been restated to apply the provisions of Statement No. 109, which require a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  The adoption of Statement No. 109 had the effect of increasing net deferred tax liabilities by $8.5 million and of effecting corresponding $5.0 million and $3.5 million increases in investment in California Water Service Company and regulatory asset at January 1, 1993. Management believes the increase is net deferred tax liabilities recorded as a result of adopting Statement No. 109 will be recovered through future rates and has recorded a regulatory asset for this probable future revenue. As a result of recording a net regulatory asset, there was no material effect on the consolidated results of operations. Prior to the adoption of Statement No. 109 the company accounted for income taxes using the deferral method.

  To the extent permitted by the CPUC, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.

  Advances for Construction and Contributions in Aid of Construction - Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 1994 are $1,500.

  Contributions in aid of construction represent funds received from developers that are not refundable under CPUC regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.

  Customer advances and contributions in aid of construction received subsequent to 1986 generally must be included in federal taxable income. Beginning in 1992, contributions and advances were also included in state taxable income. Taxes paid relating to contributions and advances are recorded as deferred tax assets for financial reporting purposes and amortized over 40 years for advances, and over the life of the related asset for contributions.

  Revenue - Revenue includes amounts billed to customers, unbilled amounts based on estimated usage from the latest meter reading to the end of the year and recoverable net revenue losses resulting from water conservation programs.

  Conservation fees are amounts billed to customers whose actual water usage exceeded their allocated usage under the water conservation programs. To the extent authorized by the CPUC, the Company has used conservation fees to offset revenue lost and expenses incurred relating to conservation programs. Included in 1993 operating revenue is $1,200 relating to the recovery of prior years' conservation expenses.

  Operating revenue includes $327 in 1993, $1,900 in 1992 and $8,900 in 1991 related to recoverable net revenue lost due to conservation programs.

  Earnings Per Share - Per share data are calculated using net income divided by the weighted average number of shares outstanding during the year, excluding in 1993, contingently returnable shares.

NOTE 2.

TEMPORARY INVESTMENTS

  Temporary investments consist primarily of variable rate tax-exempt bonds and are stated at cost plus accrued interest that approximates fair value.

  Included in other income for 1993, 1992 and 1991 was $181, $401 and $151, respectively, of interest income.

NOTE 3.

CAPITALIZATION

  The Company is authorized to issue 176,407 shares of preferred stock.

  In connection with the acquisition described in Note 9, the sellers agreed to return a portion of the common shares received in the transaction in the event the acquired enterprise does not achieve a three-year earnings target. Shares of common stock issued and outstanding include 13,754 and 21,181 shares contingently returnable to the Company as of December 31, 1993 and 1992, respectively.

  Additionally, 5,020 shares of common stock were returned to the Company in 1993 as the result of a purchase price adjustment of the acquired entity.

NOTE 4.

LINE OF CREDIT

  The Water Company has an unsecured bank line of credit allowing aggregate short-term borrowings of up to $15,000. This line of credit bears interest at variable rates and expires April 30, 1995.

NOTE 5.

CAPTION>
LONG-TERM DEBT

  Long-term debt as of December 31 was as follows:

Description     Due Date          1993        1992

First mortgage bonds:
     L 4.625%    1993        $        -       2,500
     M 4.65%     1994             2,000       2,000
     N 4.85%     1995             1,500       1,500
     O 6.5%      1996             1,000       1,000
     P 6.5%      1997             1,500       1,500
     Q 9.5%      1999                 -       1,500
     R 9.5%      2000                 -       3,000
     S 8.5%      2003                 -       3,500
     T 9.75%     2000                 -       1,310
     U 8.5%      2001                 -       1,688
     V 9.25%     2003                 -       1,750
     Y 10.94%    2007                 -       6,000
     Z 10.0%     2008                 -       4,000
     AA 9.45%    2020                 -      10,000
                                ____________________
                                  6,000      41,248
                                ____________________

Senior Notes:
     A 8.58%     2022            20,000      20,000
     B 7.37%     2024            30,000           -
     C 9.45%     2020            10,000           -
                               ____________________
- -                                66,000      61,248

Less current maturities           2,000       2,745
                                ___________________
                                ___________________
                             $   64,000      58,503
                                ___________________

  During 1993, the Company issued $30,000 in Series B senior notes and retired, ahead of scheduled maturity dates, first mortgage bonds Series Q, R, S, T, U, V, Y and Z totaling $22,503. Additionally, the Company exchanged Series C senior notes for $10,000 of Series AA first mortgage bonds.

  First mortgage bonds and senior notes are obligations of the Water Company. Maturities of long-term debt, including sinking fund requirements, amount to $2,000 in 1994, $1,500 in 1995, $1,000 in 1996, and $1,500 in 1997.

  Substantially all utility plant is pledged as collateral for first mortgage bonds. Senior notes are unsecured. All of the Company's debt is privately placed. The fair value of long-term debt, including current maturities, as of December 31, 1993, was approximately $78,500 based on the amount of essentially risk-free assets the Company would have to place in trust to extinguish these obligations.
                                   24

NOTE 6.

INCOME TAXES
  The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes:

                                       1993      1992       1991
Computed "expected" federal
     income tax at the
     statutory rate             $     6,943     6,068      4,954
Increase (decrease) in taxes
     attributable to:
       Utility plant basis              464       414        378
       State taxes, net of federal
          income tax benefit          1,199     1,092        890
       Dividend received deduction     (259)        -          -
       Other items, net                (276)       45        (99)
                                 ________________________________

                                    $ 8,071     7,619      6,123
                                 ================================

The components of income tax expense were:

                                       1993      1992       1991
Current:
     Federal                        $ 4,729     5,003       4,760
     State                            1,775     1,940       1,390
Deferred:
     Advances and contributions      (1,641)     (837)       (671)
     Depreciation                     1,535     1,802         526
     Other                            1,673      (289)        118
                                  _______________________________
                                    $ 8,071     7,619       6,123
                                  ===============================

The components of the net deferred tax liability as of December 31 were as follows:

                                           1993
Deferred tax assets:
     Advances and contributions      $     8,599
     Unamortized ITC                       1,366
     Pensions and postretirement
       benefits                              619
     California franchise tax                462
     Other                                   164
                                          ______
Total deferred tax assets                 11,210
                                          ______
Deferred tax liabilities:
     Utility plant                        17,111
     Investment                            6,765
     Other                                 1,748
                                          ______
Total deferred tax liabilities            25,624
                                          ______
Net deferred tax liabilities         $    14,414
                                         =======

                                   25

NOTE 7.

EMPLOYEE BENEFIT PLANS

  Pension Plans - The Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. The Company's policy is to contribute the net periodic pension cost calculated under generally accepted accounting principles to the extent it is tax deductible.

  The Company has a Supplemental Executive Retirement Plan which is a defined benefit plan under which the Company will pay supplemental pension benefits to key executives in addition to amounts received under the Company's retirement plans. The annual cost of this plan has been included in the determination of the net periodic pension cost shown below. The plan, which is unfunded, had a projected benefit obligation of $887 and $599 as of December 31, 1993, and 1992, respectively, and net periodic pension cost of $139 and $7 for 1993 and 1992, respectively.

  Net periodic pension cost for defined benefit plans was as follows:

                                   1993       1992     1991
Service cost-benefits earned
     during the period         $    572        666       594
Interest cost on projected
     benefit obligation           1,256      1,047       928
Actual return on plan assets     (1,368)    (1,000)   (3,752)
Net amortization and deferral       (69)      (556)    2,564
                           _________________________________
                               $    391        157       334
                           =================================

  The actuarial present value of benefit obligations and the funded status of the Company's defined benefit pension plans as of December 31 were as follows:

                                          1993      1992
Actuarial present value of
     accumulated benefit obligation,
     including vested benefits of
     $13,518 and $10,708              $  13,842    10,979
                                       ==================
Projected benefit obligation            (17,883)  (13,858)
Plan assets at fair value                18,786    17,421
                                       __________________
Plan assets in excess
 of projected benefit obligation            903     3,563

Unrecognized net gain                    (3,533)   (4,926)
Prior service cost not recognized
     in net periodic pension cost         1,633     1,107
Unrecognized net obligation (assets)
     at January 1, 1987 and 1992 being
     recognized over 15 and 13.7 years      230      (495)
                                        _________________
Accrued pension cost included
  in other current liabilities         $   (767)     (751)
                                        =================


  The plans invest primarily in listed stocks, bonds, government securities and cash and use the projected unit credit actuarial cost method. Average remaining service lives were 15.1 years for 1993 and 15.6 years for 1992.

  In determining net periodic pension cost for 1993, 1992 and 1991 and accrued pension cost for 1992 the following assumptions were used: weighted average discount rate, 8.0%; compensation growth rate, 6.0% and; rate of return on plan assets, 8.0%. In determining accrued pension cost as of December 31, 1993, the following assumptions were used: weighted average discount rate, 7.0%;
compensation growth rate, 5.0% and; rate of return on plan assets, 7.0%.

  Savings Plans - The Company sponsors savings plans which allow employees to defer and contribute a portion of their earnings to the plans. Contributions, not to exceed set limits, are matched 50% by the Company. Company contributions were $241, $232 and $206 in 1993, 1992, and 1991, respectively.

  Other Postretirement Benefits - In addition to providing pension and savings benefits, the Company provides health care and life insurance benefits for retired employees. In 1992, the Company adopted Statement of Financial
Accounting Standards No. 106, "Employers' Accounting for Postretirement
Benefits Other than Pensions" which requires the use of the accrual method of accounting for health and life insurance benefits for retired employees.
The Plan was amended in 1993 to reduce benefits and increase eligibility requirements. The changes reduced the 1993 net periodic postretirement benefit cost by approximately 50%.

  Net periodic postretirement benefit cost was as follows:

                                      1993        1992
Service cost - benefits earned
     during the period               $  43         89
Interest cost on benefit obligation    102        182
Amortization of transition
     obligation over 20 years           59        116
                                   ___________________

                                     $ 204        387
                                   ===================

  Expense recognized in 1993 and 1992 amounted to $200. The difference between the net periodic postretirement benefit cost shown above and the amount recognized in the accompanying consolidated financial statements is recoverable in future rates and has been recorded as a regulatory asset. Benefits paid were $70, $71 and $67 in 1993, 1992 and 1991, respectively. Expense recognized in 1991 equaled benefits paid.
                                    27

  The Plan's combined funded status and the related accrual as of December 31 was as follows:
                                            1993     1992
Accumulated postretirement
     benefit obligation:
       Retirees                           $ (690)   (1,156)
       Active plan participants:
          Fully eligible                    (176)     (422)
          Other                             (753)     (944)
                                        ___________________
                                          (1,619)   (2,522)
Plan assets                                   62         -

Accumulated postretirement
     obligation in excess of plan assets  (1,557)   (2,522)
Unrecognized net gain from
     past experience and changes in
     assumptions                              92        (6)
Unrecognized net transition
     obligation                            1,064     2,199
                                      ____________________

Accrued postretirement benefit cost
  included in other current liabilities   $ (401)     (329)
                                      =====================

  For measurement purposes, a 12% annual increase in the per capita cost of covered health care benefits was assumed for 1994; this increase was assumed to decrease gradually to 6% by 2008 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% for 1993 and 8% for 1992. In determining the net periodic postretirement benefit cost an 8% discount rate was used for all years presented.

  The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $160 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $18.

NOTE 8.

COMMITMENTS

The Company purchases water from the Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1 and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051.

The Company is obligated to purchase a minimum of 90% of the delivery schedule. The amount of water purchased in any year may not be less than 95% of the highest amount agreed to be purchased in any year of the current three-year schedule.

Based on current prices and estimated deliveries, the Company expects to purchase at least $18,000 of water from SCVWD in each contract year ending June 30, 1994, through 1996. The Company also has operating lease commitments amounting to approximately $170 each year through 1996.

NOTE 9.

ACQUISITION

  On December 31, 1992, the Company acquired Roscoe Moss Company (subsequently renamed Western Precision, Inc.) through the exchange of shares of Company stock for all of the shares of the Roscoe Moss Company. The Roscoe Moss Company was the Company's principal stockholder, and as a result of the exchange, the Company acquired a high-precision mechanical parts manufacturing operation and 549,976 shares of California Water Service Company (CWS). The former Roscoe Moss Company shareholders received Company shares issued in the exchange.

  The acquisition was accounted for as a purchase for financial reporting purposes and the investment in CWS was included in the 1992 consolidated balance sheet at fair value net of taxes. The fair value of the investment in CWS at December 31, 1992, was $18,200.

  The following unaudited proforma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period and does not purport to be indicative of results that may occur in the future:

                                              1992      1991
Operating revenues                           $92,381   79,176
Net income                                    10,671    8,974
Earnings per share                              3.30     2.77

Weighted average
      shares outstanding                       3,234    3,234
                                               ==============

NOTE 10.

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on cash flows and noncash transactions is as follows:

                                          1993     1992     1991
Interest paid during the year           $4,998    4,041    3,892
Income taxes paid during
     the year                            8,028   11,485    2,371

Noncash investing and financing
     activities
       Fair value of assets
          acquired                           -    16,450       -
       Liabilities assumed                   -     1,752       -
       Stock issued (net)                    -    14,698       -
       Series C senior notes exchanged
          for Series AA first mortgage
       Bonds                            10,000         -       -
Adjustments to purchase price              426         -       -

NOTE 11.

CONTINGENCY
  The Company has been named as a defendant in a lawsuit filed in Superior Court in Santa Clara County, California, seeking unspecified damages and other relief resulting from water entering a customer's premises. In 1992, a large standby fire service pipeline ruptured, flooding a title company's basement. The Company maintains the failed pipeline was the property of the building owner and that the Company is not liable for any damage.

  Plaintiffs are seeking unspecified damages. The case is in the preliminary stages of discovery and the Company intends to defend its position vigorously. The Company's insurer has reserved its rights to deny coverage, but is defending the Company. The outcome of this litigation cannot be predicted.


NOTE 12.

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows:

                                          1993 Quarter Ended
                              March      June       Sept.      Dec.
Operating revenue          $ 17,176    23,847      31,469      22,553
Operating income              2,308     3,372       5,673       3,607
Net income                    1,391     2,397       4,695       3,284
Earnings per
  share                        0.43      0.74        1.45        1.02
Market price range of
  stock:
    High                         41    39 5/8          39      40 1/4
    Low                      34 3/4    35 7/8      36 1/4      35 3/4
Dividends per common share     0.51      0.51        0.51        0.51
                             ========================================

                                          1992 Quarter Ended
                              March     June        Sept.       Dec.
Operating revenue          $ 16,488    24,901      27,834      19,886
Operating income              2,380     4,450       4,941       2,351
Net income                    1,380     3,641       3,855       1,352
Earnings per
  share                        0.49      1.28        1.36        0.47
Market price range of
  stock:
    High                     32 1/8    34 1/2      35 5/8           36
    Low                      28 1/4        31          32       31 5/8
Dividends per common share    0.495     0.495       0.495        0.645
                            ============================================

                                                               Schedule V
                                                               ----------
                              SJW CORP.
                       Property, Plant and Equipment
                Years ended December 31, 1993, 1992 and 1991
                       Balance at                                Balance at
                       beginning of   Additions                    end of
Classification         period           at cost   Retirements      period
- --------------         -----------   ----------   -----------   ------------
1993
- ----
Utility plant:
Land and land rights  $  1,842,323     100,376     (10,115)      1,932,584
Source of supply plant  10,587,107   9,590,354     (29,774)     20,147,687
Pumping plant           15,645,929   1,203,711    (105,373)     16,744,267
Water treatment plant    2,716,721   3,465,184     (89,155)      6,092,750
Transmission and
distribution plant     219,417,405  12,892,294    (783,498)    231,526,201
General plant           12,330,753   1,343,503    (438,802)     13,235,454
Construction work in
progress                 9,689,449 (6,456,762)(2)        -       3,232,687
                       -----------  ----------   ----------     ----------
                     $ 272,229,687 22,138,660   (1,456,717)    292,911,630
                       =========== ===========   ===========    ===========
Nonutility property  $   7,329,243  1,601,812     (215,047)      8,716,008
                       =========== ===========   ===========    ===========
1992
- ----
Utility plant:
Land and land rights $   1,837,548      4,775             -      1,842,323
Source of supply plant  10,474,710    246,184      (133,787)    10,587,107
Pumping plant           14,566,070  1,166,692       (86,833)    15,645,929
Water treatment plant    2,610,749    106,972        (1,000)     2,716,721
Transmission and
distribution plant     211,603,910  8,695,500      (882,005)   219,417,405
General plant            9,806,679  2,837,716      (313,642)    12,330,753
Construction work in
progress                 3,655,971  6,033,478(2)          -     9,689,449
                      ------------  ---------      ----------    ----------
                     $ 254,555,637 19,091,317     (1,417,267)  272,229,687
                      ============ ==========      ===========   ==========
Nonutility property  $   5,145,332  2,183,911(3)           -     7,329,243
                      ============ ==========      ===========   =========
1991
- ----
Utility plant:
Land and land rights $  1,832,143       5,960           (555)    1,837,548
Source of supply
plant                  10,398,122     237,317       (160,729)   10,474,710
Pumping plant          12,419,229   2,193,414        (46,573)   14,566,070
Water treatment plant   2,577,955      38,385         (5,591)    2,610,749
Transmission and
distribution plant    204,783,120   7,667,832       (847,042)  211,603,910
General plant           9,370,523     758,556       (322,400)    9,806,679
Construction work in
progress                1,917,276   1,738,695(2)           -     3,655,971
                       ----------   ---------     ----------    ----------
                   $  243,298,368  12,640,159     (1,382,890)  254,555,637
                      ===========  ==========     ===========  ===========
Nonutility property $   5,145,332           -              -     5,145,332
                      ==========    =========     ===========  ===========

SJW CORP.

Property, Plant and Equipment

Years ended December 31, 1993, 1992, and 1991

Notes:
(1) See Note 1 of the Notes to Consolidated Financial Statements for a summary of the Company's significant utility plant and depreciation accounting policies. As to columns omitted, the answer is "None." The provisions for depreciation in 1993, 1992 and 1991 were equivalent to 2.5%, 2.4% and 2.4%, respectively, of the average depreciable utility plant in service.

  Depreciation of plant and equipment was recorded in the amount of $7,558,565 for 1993, $7,055,555 for 1992 and $6,608,717 for 1991 excluding $10,621 of amortization of intangibles. In conformity with the Uniform System of Accounts for Water Utilities prescribed by the CPUC, contributions in aid of construction has been charged with depreciation of $715,140 in 1993, $685,062 in 1992 and $633,320 in 1991; and the transportation clearing account has been charged $271,271 in 1993, $264,839 in 1992 and $250,969 in 1991. Amounts charged initially to the transportation clearing account have been distributed to the appropriate operating, administrative, maintenance, utility plant and other accounts.

(2) Represents difference between net additions to construction work in progress and amounts transferred upon completion to classified fixed capital accounts in the same column.

(3)  Nonutility property acquired through stock exchange with Roscoe Moss
Company.

                                                               Schedule VI
                            SJW CORP.                          -----------
          Accumulated Depreciation of Property, Plant and Equipment
                Years ended December 31, 1993, 1992 and 1991

                                 Additions  Retirements,
                     Balance     charged    renewals &  Additions  Balance
                     at          to costs   replace-    charged    at
                     beginning   and        ments       to other   end of
Description          of period   expenses   (1)         accounts   period
- -----------          ---------   ---------  ----------  ---------  -------
1993
- ----
Utility plant:
Source of supply
plant             $  4,850,531   214,319    (48,635)      7,298    5,023,513
Pumping plant        7,060,780   827,563   (163,062)      8,224    7,733,505
Water treatment
plant                1,490,138    74,281   (115,375)         46    1,449,090
Transmission and
distribution plant  68,155,127 4,912,383   (981,029)    699,555   72,786,036
General plant        2,480,347   814,879   (389,868)         17    2,905,375
                    --------   ---------  ---------  ----------   ----------
                  $ 84,036,923 6,843,425 (1,697,969)    715,140   89,897,519
                    ========== ========= =========== ==========   ==========
Nonutility property  1,864,150   218,974   (103,780)    (38,036)   1,941,308
                    ========== ========= =========== ==========   ==========
1992
- ----
Utility plant:
Source of supply
plant             $  4,792,780   204,438   (154,131)       7,444   4,850,531
Pumping plant        6,444,753   725,624   (118,140)       8,543   7,060,780
Water treatment
plant                1,421,486    70,352     (1,747)          47   1,490,138
Transmission and
distribution plant  63,727,640 4,787,192 (1,028,716)     669,011  68,155,127
General plant        2,177,538   582,887   (280,095)          17   2,480,347
                   ----------  ---------  ----------  ----------  ----------
                  $ 78,564,197 6,370,493 (1,582,829)     685,062  84,036,923
                   ==========  ========= ===========  ==========  ==========
Nonutility property    171,007    15,438          -    1,677,705   1,864,150
                   ==========  ========= ===========  ==========  ==========
1991
- ----
Utility plant:
Source of supply
plant             $  4,762,805   192,927   (170,581)       7,629   4,792,780
Pumping plant        5,987,239   506,239    (49,997)       1,272   6,444,753
Water treatment
plant                1,360,945    70,430     (9,937)          48   1,421,486
Transmission and
distribution plant  59,269,548 4,667,543   (833,805)     624,354  63,727,640
General plant        1,923,923   538,258   (284,660)          17   2,177,538
                    ----------  ---------   ---------    -------- ----------
                 $  73,304,460 5,975,397 (1,348,980)     633,320  78,564,197
                   ==========  ========= ===========   =========  ==========
Nonutility property    154,962    16,045          -            -     171,007
                   ==========  ========= ===========   ========== ==========

Note:(1) Amounts shown in this column are net, after deduction of $95,637 in 1993, $83,739 in 1992, and $120,580 in 1991 for salvage credits.

                                                           Schedule VIII
                                  SJW CORP.                -------------
                      Valuation and Qualifying Accounts and Reserves
                       Years ended December 31, 1993, 1992 and 1991


Description                      1993       1992      1991
- -----------                   -------    -------   -------
Allowance for
doubtful accounts
Balance, beginning of period  $ 50,000    50,000     25,000
Charged to expense             203,854   223,345    195,449
Accounts written off          (249,036) (264,105)  (207,580)
Recoveries of accounts
written off                     45,182    40,760     37,131
                               -------    -------    -------
Balance, ending of period       50,000    50,000     50,000
                               =======    =======    =======
Reserve for self insurance
 Balance, beginning of period  447,734   150,000    205,911
Charged to expense             110,000   365,000    (32,086)
Payments                      (101,543)  (67,266)   (23,825)
                               -------   -------    -------
Balance, ending of period   $  447,734   150,000    456,191
                               =======   =======    =======

                                                           Schedule IX
                                                           -----------
                                SJW CORP.
                          Short-term Borrowings
                Years ended December 31, 1993, 1992 and 1991



                                Weighted  Max. Amt.   Avg. Amt.  Weighted Avg.
Category of Aggregate  Bal. at  Avg.      Outstndg.   Outstndg.  Int. Rate
Short-term             End of   Interest  During the  During the During the
Borrowings (1)         Period   Rate      Period      Period (2) Period (3)
_____________________  ______   ________  __________  __________ ___________
1993
- ----
Bank line of credit $        0   6.00%     1,675,000     188,151  5.80%
                     =========             =========   ==========
1992
- ----
Bank line of credit $1,675,000   3.30%     9,000,000   4,657,081  3.31%
                     =========             =========   ==========

Notes:(1) Generally, all borrowings were advances under a bankers acceptance facility at a fixed annual interest rate with no compensating balance requirement.
      (2)  Total daily balances divided by days outstanding.
      (3)  Interest cost divided by average outstanding balance in (2).

                                                           Schedule X
                                                           ----------
                             SJW CORP.

              Supplementary Income Statement Information
             Years ended December 31, 1993, 1992 and 1991

                                   1993       1992     1991
                                  -----      -----    -----
Taxes, other than income
taxes:
City and county real
and personal property        $1,745,614     1,684,760  1,674,213
Other taxes                   1,012,153       948,566    883,967
                              ---------     ---------  ---------
                             $2,757,767     2,633,326  2,558,180
                              =========     ========= ==========

Note 1. All charges for maintenance and repairs, depreciation, and amortization are shown separately in the statement of income. Amounts for advertising costs and royalties are inapplicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS OF THE REGISTRANT

A brief biography of each nominee (including the nominee's business experience during the past 5 years) is set forth below. All nominees are currently directors of the Corporation and have served in such capacity since the Corporation was organized in 1985, except Mr. Gibson who has served since 1986, Mr. DiNapoli who has served since 1989, Mr. Toeniskoetter who has served since 1991 and Mr. Cali who has served since 1992. All nominees are also directors of San Jose Water Company, a wholly-owned public utility water corporation subsidiary of the Corporation. It is the Corporation's intention to appoint all persons elected as directors of the Corporation at the annual meeting to be directors of San Jose Water Company for a concurrent term.

MARK L. CALI, Attorney at Law, with the firm, Ropers, Majeski, Kohn, Bentley, Wagner and Kane. Prior to his present employment Mr. Cali attended Santa Clara University Law School. Mr. Cali, age 28, has served as a director of San Jose Water Company since 1992.

J. PHILIP DiNAPOLI, Attorney at Law, Chairman of Citation Insurance Company (Worker's Compensation specialty carrier) and Comerica California Inc. (California bank holding company); he serves as a director of Comerica, Inc. (bank holding company) and Comerica Bank-California (bank); he is also the owner of DiNapoli Development Company (real estate development company). Mr. DiNapoli, age 54, is a member of the Audit Committee and has served as a director of the San Jose Water Company since 1989. Mr. DiNapoli is a general partner of a partnership which owned, through another general partnership, certain real estate in San Jose, California. In 1993, a nonrecourse loan to the partnership secured by the real estate was declared in default and the lender put the property in receivership and foreclosed on the property. This property was only one of many real estate investments of Mr. DiNapoli and was not material in relation to his total net worth.

DREW GIBSON, President of the Gibson Speno Company (real estate development and investment company) and President of the Gibson Speno Management Company (management company). He also serves as a director of Comerica California Inc. (California bank holding company) and its subsidiary Comerica Bank-California
(bank). Mr. Gibson, age 51, is a member of the Audit and Compensation Committees and has served as a director of San Jose Water Company since 1986.

RONALD R. JAMES, President Emeritus of the San Jose Chamber of Commerce (business promotion organization), formerly President and Chief Executive Officer of the Chamber. Mr. James, age 65, is a member of the Executive, Audit and Compensation Committees and has served as a director of San Jose Water Company since 1974.

GEORGE E. MOSS, Vice Chairman of the Board of Roscoe Moss Manufacturing Company (manufacturer of steel water pipe and well casing). Mr. Moss was formerly President of the Roscoe Moss Company (holding company). Mr. Moss, age 62, is a member of the Compensation Committee and has served as a director of San Jose Water Company since 1984.

ROSCOE MOSS, JR., Chairman of the Board of Roscoe Moss Manufacturing Company (manufacturer of steel water pipe and well casing). Mr. Moss was formerly Chairman of the Board of Roscoe Moss Company (holding company). Mr. Moss, age 64, is a member of the Corporation's Executive and Compensation Committees. Mr. Moss serves as a director of California Water Service Company and has served as a director of San Jose Water Company since 1980.

CHARLES J. TOENISKOETTER, President of Toeniskoetter & Breeding Inc. (construction and real estate development company). Mr. Toeniskoetter, age 49, is a member of the Audit Committee and has served as a director of San Jose Water Company since 1991.

J.W. WEINHARDT, President and Chief Executive Officer of the Corporation; President and Chief Executive Officer of San Jose Water Company. Mr. Weinhardt, age 62, is a member of the Corporation's Executive Committee and has served as a director of San Jose Water Company since 1975. Mr. Weinhardt also serves as a director of SJNB Financial Corp. and its subsidiary San Jose National Bank.

Nominees Roscoe Moss, Jr. and George Moss are brothers. Other than the family relationship described in the preceding sentence, no nominee has any family relationship with any other nominee or with any executive officer.

In the unanticipated event that a nominee is unable or declines to serve as a director at the time of the annual meeting, proxies will be voted for any nominee named by the present Board of Directors to fill the vacancy. As of the date of this Proxy Statement, the Corporation is not aware of any nominee who is unable or will decline to serve as a director.

No nominee is or has been employed in his principal occupation or employment during the past 5 years by a corporation, other than Mr. Weinhardt whose employment relationship with San Jose Water Company is described above and Mr. George Moss and Mr. Roscoe Moss, Jr. whose former employment relationship with the Roscoe Moss Company (now Western Precision, Inc.), a subsidiary of the corporation is described above.

The Corporation and San Jose Water Company pay their non-employee directors annual retainers of $2,400 and $12,000, respectively. In addition, all directors of the Corporation and San Jose Water Company are paid $600 for each Board or committee meeting attended.

Upon ceasing to serve as a director of the Corporation or San Jose Water Company, as the case may be, directors or their estate are currently entitled to receive from the respective corporation a benefit equal to the annual retainer paid to its directors. This benefit will be paid for the number of years the director served on the board up to a maximum of 10 years.

The Board of Directors has an Executive Committee, an Executive Compensation Committee and an Audit Committee. The Audit Committee reviews the results of the annual audit, the financial statements, any supplemental management information submitted by the auditors, and internal accounting and control procedures. It also recommends the selection of auditors to the Corporation's shareholders. The Compensation Committee reviews and recommends to the Board of Directors appropriate compensation for executive officers of the corporation. There is no standing nominating committee. During 1993, there were 4 regular meetings of the Board of Directors and 3 regular meetings of the Audit Committee and 1 meeting of the Executive Compensation Committee. All directors attended at least 75% of all Board and applicable committee meetings.

Executive Officers of the Registrant.

Name             Age  Offices and Experience
J. W. Weinhardt  63   SJW Corp. - President, Chief Executive Officer,
                      Director and Member of the Executive Committee
                      of the Board of Directors since 1985.

                      San Jose Water Company - President and Chief Executive
                      Officer since 1974. Director and Member of the Executive
                      Committee of the Board of Directors. Mr. Weinhardt has been with the Water Company since 1963.

W. R. Roth       41   SJW Corp. - Vice President, Finance since April 1992,
                      Chief Financial Officer and Treasurer since January 1990.
                      San Jose Water Company - Vice President, Finance since
                      April 1992, Chief Financial Officer and Treasurer since
                      January 1990.  For the nine consecutive years preceding
                      January 1990 Mr. Roth was employed by KPMG Peat Marwick,
                      the last three years as a Senior Manager.

F. R. Meyer      54   San Jose Water Company - Vice President, Regulatory
                      Affairs since January 1990. Vice President since 1984
                      and Chief Financial Officer and Treasurer from 1978 to
                      January 1990.

P. J. Schreiber  56   San Jose Water Company - Vice President, Operations since
                      March 1984 and Directing Manager of Operations since 1978.
                      Mr. Schreiber has been with the Water Company since 1962.

R. J. Balocco    44   San Jose Water Company - Vice President, Administration
                      since March 1992, Manager of Customer Service since
                      January 1985.  Mr. Balocco has been with the Water
                      Company since December 1982.

B. Y. Nilsen     52   SJW Corp., Secretary since 1985.

                      San Jose Water Company - Secretary since 1983. Ms. Nilsen has been with the Company since 1964.

No executive officer has any family relationship to any other executive officer or director. No executive officer is appointed for any set term. There are no agreements or understandings between any executive officer and any other person pursuant to which he was selected as an officer, other than those with directors or officers of the Company acting solely in their capacities as such.

Compliance With Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no other reports were required during 1993, the Company believes that during 1993 all officers, directors and greater than ten percent beneficial owners were in compliance with all Section 16(a) filing requirements, except that one report, covering a purchase of 500 shares, was filed late by Mr. DiNapoli.

Item 11.  Executive Compensation.

The following table contains certain summary information regarding the cash compensation paid by the Corporation and its subsidiaries for each of the corporations last three completed fiscal years to the President and Chief Executive Officer and to each other executive officer whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                    Annual Compensation(1)             Long Term Compensation(1)
                    ---------------------              -------------------------
                                         Other   Awards  Payouts
                                         Annual  ------  --------
                                               Restricted              All Other
                                         Compen- Stock   Options/LTIP    Compen-
Name and Principal  Year Salary   Bonus  sation  Award(s) SAR's  Payouts sation
Position
- -----------------   ---- -----   ------ ------- -------  ------ -------  -------
                           ($)     ($)   ($)    ($)      ($)    ($)     ($)
J.W. Weinhardt     1993  $253,750 $90,000                            $ 9,297(2)
 President and     1992  $238,750                                    $11,564(2)
 Chief Executive   1991  $222,833                                    $ 9,638(2)
 Officer SJW Corp.
 and San Jose Water
 Company

F.R. Meyer         1993  $124,500                                    $ 3,735(3)
 Vice President    1992  $118,417                                    $ 3,553(3)
 San Jose Water    1991  $111,000                                    $ 3,330(3)
 Company

W.R. Roth          1993  $114,416                                    $ 3,190(3)
 Vice President    1992  $ 98,300                                    $ 2,950(3)
 SJW Corp. and     1991  $ 89,000                                    $ 2,670(3)
 San Jose Water
 Company

P.J. Schreiber     1993  $112,042                                    $ 3,361(3)
 Vice President    1992  $106,542                                    $ 3,196(3)
 San Jose Water    1991  $100,583                                    $ 3,018(3)
 Company
__________

(1) Long Term Compensation Award or Payout Plans are not provided to employees of the corporation or its subsidiaries.
(2) Represents matching contributions paid by the San Jose Water Company under its Salary Deferral Plan of $4,497 for 1993, $4,364 for 1992 and $4,238 for 1991, the balance are amounts received for Directors fees.
(3) Represents matching contributions paid by the San Jose Water Company under its Salary Deferral Plan.

                                    39

The foregoing table does not include benefits provided under San Jose Water Company's Retirement Plan (The "Retirement Plan") or Supplemental Executive Retirement Plan (SERP).

All employees of San Jose Water Company participate in the Retirement Plan. Although subject to adjustment to comply with Internal Revenue Code requirements, the plan's regular benefit formula provides for a monthly retirement benefit equal to 1.6% of the employee's average monthly compensation for each year of credited service. Compensation means the employee's regular salary prior to reduction under the Deferral Plan. The plan also contains a minimum benefit formula which, although also subject to adjustment, provides for a monthly retirement benefit equal up to 55% of the employee's average compensation for the highest 36 consecutive months of compensation less 50% of primary social security benefits. This minimum monthly benefit is reduced by 1/30th for each year of credited service less than 30 years. Benefits vest after 5 years of service or at age 65; there are provisions for early retirement. In addition, in 1992, the Board of Directors of San Jose Water Company adopted a nonqualified, unfunded Supplemental Executive Retirement Plan
(SERP) for certain executives and officers of the Water Company. It is intended that the SERP in combination with the Retirement Plan will provide the covered executives and officers with a total retirement benefit commensurate with executives and officers of other comparable private water utilities. A minimum of twenty years of service is required for vesting in the SERP. The amounts contributed to the Retirement Plan by San Jose Water Company to fund retirement benefits with respect to any individual employee cannot be readily ascertained. The following table sets forth combined estimated retirement benefits, payable as a straight life annuity, assuming retirement at age 65 using the minimum benefit formula and the SERP:

                           PENSION PLAN TABLE

                 Years of service(1)(2)(3)(4)
Average
compensation   15 Years     20 Years   25 Years   30 Years   35 Years
$100,000(5)    $25,000      $ 44,000   $ 49,500   $ 55,000   $ 55,000
$125,000(5)    $31,250      $ 55,000   $ 61,875   $ 68,750   $ 68,750
$150,000(5)    $37,500      $ 66,000   $ 74,250   $ 82,500   $ 82,500
$175,000(5)    $43,750      $ 77,000   $ 86,625   $ 96,250   $ 96,250
$200,000(6)    $50,000      $120,000   $131,000   $142,000   $150,260
$225,000(6)    $56,250      $135,000   $147,375   $159,750   $169,043
$250,000(6)    $58,960(7)   $150,000   $163,750   $177,500   $187,825
$275,000(6)    $58,960(7)   $165,000   $180,125   $195,250   $206,607
$300,000(6)    $58,960(7)   $180,000   $196,500   $213,000   $225,390
$325,000(6)    $58,960(7)   $195,000   $212,875   $230,750   $244,173
$350,000(6)    $58,960(7)   $210,000   $229,250   $248,500   $262,955

(1) The benefits listed in the table under the 15 years column are subject to deduction of 50% of the participant's social security benefits at age 65.
(2) The number of years of credited service and covered compensation at December 31, 1993 is for Mr. Weinhardt, 30, $343,750; Mr. Meyer, 15, $124,500; Mr. Roth,
3,
$114,417; Mr. Schreiber, 31, $112,042.
(3) Applicable laws and regulations limit the amounts which may be paid.
(4) No additional benefits are accrued at the present time.
(5) Range of benefits apply to Messers, Meyer, Roth and Schreiber only.
(6) Range of benefits apply to Mr. Weinhardt only.
(7) Compensation is limited to $235,840 in 1993 for the Retirement Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Drew Gibson, a director and member of the Corporation's Compensation Committee is a partner in the Gibson Speno Company which was compensated for consulting services as disclosed under Transactions with Management. No member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following sets forth, as of January 1, 1994, the beneficial ownership of shares of the outstanding Common Stock of the Corporation by each director or nominee to the Board, each beneficial owner of more than 5% of the common stock, the four most highly compensated executive officers and the executive officers of the Corporation as a group. Each nominee has sole voting and sole investment power with respect to the shares of the Corporation's stock listed below (or shares such powers with his spouse).

                                                      Amount and    Percent of
                                                      Nature of     class
                                         Class of     beneficial    beneficially
Name                                     stock        ownership     owned
____                                     ________     _________     ____________
 Directors:
 Mark L. Cali                             Common         2,145      *
 J. Philip DiNapoli                       Common           600      *
 Drew Gibson                              Common           500      *
 Ronald R. James                          Common           200      *
 George E. Moss                           Common      527,156(1)    16.2%(2)
 Roscoe Moss, Jr.                         Common      521,878       16.1%(2)
 Charles J. Toeniskoetter                 Common           100      *
 J.W. Weinhardt                           Common         4,060      *
Executive Officers:
 Fred R. Meyer                            Common           900      *
 W.R. Roth                                Common           100      *
 P.J. Schreiber                           Common         1,162      *
All directors and executive officers
 as a group (13 individuals)              Common     1,060,351     32.6%

*Denotes an amount less than 1%.
(1) Mr. Moss disclaims beneficial ownership as to 148,483 shares.
(2) The address for Mr. George E. Moss and Mr. Roscoe Moss, Jr. is 4360 Worth Street, Los Angeles, CA 90063.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Management

SJW Land Company and San Jose Water Company, subsidiaries of the Corporation, retained Gibson Speno Company, of which Mr. Gibson a director of the Corporation, is a partner, to perform certain consulting services during the year 1993. The Gibson Speno Company was paid $44,039 for consulting services and reimbursed $73,171 for actual costs related to construction of facilities for SJW Land Company.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) (1) Financial Statements

                                                                       Page
     Independent Auditors' Report, January 21, 1994                     14

     Consolidated Balance Sheet as of December 31, 1993 and 1992        16

     Consolidated Statement of Income for the years ended
       December 31, 1993, 1992 and 1991                                 18

     Consolidated Statements of Changes in Common Shareholders' Equity
       for the years ended December 31, 1993, 1992 and 1991             19

     Consolidated Statements of Cash Flow for the years ended
       December 31, 1993, 1992 and 1991                                 20

     Notes to Consolidated Financial Statements                         21

    (2)  Financial Statement Schedules:

            Schedule
             Number
                                                                     Page
               V      Property, Plant and Equipment, Years ended
                        December 31, 1993, 1992 and 1991.             31

              VI      Accumulated Depreciation of Property,
                        Plant, and Equipment, Years ended
                        December 31, 1993, 1992 and 1991.             33

            VIII      Valuation and Qualifying Accounts and
                        Reserves, Years ended December 31,
                        1993, 1992 and 1991.                          34

              IX      Short-Term Borrowings, Years ended
                        December 31, 1993, 1992 and 1991.             34

               X      Supplementary Income Statement
                        Information, Years ended December 31,
                        1993, 1992 and 1991.                          35

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3)    Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index on pages 45 through 46 of this document.

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated.

(b)         Report on Form 8-K.

Current Report on Form 8-K filed on January 11, 1993 responding to Item 5, Other Events (related to the Company's acquisition of Roscoe Moss Company on December 31, 1992).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SJW CORP.
Date: January 26, 1994                    By /s/  J. W. Weinhardt
                                             J. W. WEINHARDT, President,
                                             Chief Executive Officer and
                                             Member, Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 26, 1994                    By /s/ J. W. Weinhardt
                                             J. W. WEINHARDT, President,
                                             Chief Executive Officer and
                                             Member, Board of Directors

Date: January 26, 1994                    By /s/ W. R. Roth
                                             W. R. ROTH, Vice President,
                                             Finance and Chief Financial
                                             Officer

Date: January 26, 1994                    By /s/ G. W. Clements
                                             G. W. CLEMENTS, Controller

Date: January 26, 1994                    By /s/ Mark L. Cali
                                             MARK L. CALI
                                             Member, Board of Directors

Date: January 26, 1994                    By /s/J. Philip DiNapoli
                                             J. PHILIP DINAPOLI
                                             Member, Board of Directors

Date: January 26, 1994                    By /s/Drew Gibson
                                             DREW GIBSON
                                             Member, Board of Directors

Date: January 26, 1994                    By /s/Ronald R. James
                                             RONALD R. JAMES
                                             Member, Board of Directors

Date: January 26, 1994                    By /s/George E. Moss
                                             GEORGE E. MOSS
                                             Member, Board of Directors

Date: January 26, 1994                    By /s/Roscoe Moss, Jr.
                                             ROSCOE MOSS, JR.
                                             Member, Board of Directors

Date: January 26, 1994                    By /s/Charles J. Toeniskoetter
                                             CHARLES J. TOENISKOETTER
                                             Member, Board of Directors

                                   43

     In accordance with the Securities and Exchange Commission's requirements, the Company will furnish copies of any exhibit upon payment of a 30 cents per page fee.

     To order any exhibit(s), please advise the Secretary, SJW Corp., 374 West Santa Clara Street, San Jose, CA 95196, as to the exhibit(s) desired.

     On receipt of your request, the Secretary will provide to you the cost of the specific exhibit(s). The Secretary will forward the requested exhibits upon receipt of the required fee.

EXHIBIT INDEX

                                                                 Location in
                                                                 Sequentially
Exhibit                                                          Numbered
No.  Description                                                 Copy
2    Plan of Acquisition, Reorganization, Arrangement, Liquidation or
Succession.

2.1  Stock Exchange Agreement dated as of August 20, 1992
(as amended October 21, 1992).  Filed as Appendix A to
Proxy Statement/Prospectus dated November 11, 1992.  File No. 1-8966.
                                                                    NA

2.2  Registration Rights Agreement entered into as of
December 31, 1992 among SJW Corp., Roscoe Moss, Jr. and
George E. Moss.  Filed as Exhibit 4.1 to Form 8-K January 11,
1993.  File No. 1-8966.                                             NA

2.3  Affiliates Agreement entered into as of December 31, 1992 among SJW Corp., Roscoe Moss, Jr. and George E. Moss.  Filed as
Exhibit 4.2 to Form 8-K January 11, 1993.  File No. 1-8966.         NA

2.4  Affiliates Agreement entered into as December 31,1992 among
SJW Corp., Roscoe Moss Company and Roscoe Moss, Jr.  Filed as
Exhibit 4.3 to Form 8-K January 11, 1993.  File No. 1-8966.         NA

  3     Articles of Incorporation and By-Laws:

3.1  Restated Articles of Incorporation and By-Laws of SJW Corp.,
defining the rights of holders of the equity securities of SJW
Corp.  Filed as an Exhibit to Annual Report on Form 10-K for the
year ended December 31, 1991.  SEC File No. 1-8966.                  NA

  4     Instruments Defining the Rights of Security Holders,
including Indentures:

No current issue of the registrant's long-term debt exceeds 10 percent of the total assets of the Company.  The Company hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of unregistered senior
and subordinated debt of the Company.                                NA

 10     Material Contracts:

10.1  Water Supply Contract dated January 27, 1981 between
San Jose Water Works and the Santa Clara Valley Water District,
as amended.  Filed as an Exhibit to Annual Report on Form 10-K
for the year ended December 31, 1991.  File No.1-8966.               NA

Executive Compensation Plans and Arrangements:

10.2  Resolutions for Directors' Retirement Plan adopted by SJW Corp.
Board of Directors, as amended.  Filed as an Exhibit to Annual
Report on Form 10-K for the year ended December 31, 1991.
S.E.C. File No. 1-8966.                                              NA

                                    45

                                                                   Location in
                                                                   Sequentially
Exhibit                                                            Numbered
No.   Description                                                  Copy
10.3  Resolutions for Directors' Retirement Plan adopted by San Jose
Water Company Board of Directors, as amended.  Filed as
an Exhibit to Annual Report on Form 10-K for the year ended
December 31, 1991. S.E.C. File No. 1-8966.                           NA

10.4  Ninth amendment to San Jose Water Company Retirement Plan (As amended and Restated effective January 1. 1981).  Filed as
an Exhibit to Annual Report on Form 10-K for the year ended
December 31, 1992. S.E.C. File No. 1-8966.                           NA

10.5  San Jose Water Company Executive Supplemental Retirement Plan
adopted by San Jose Water Company Board of Directors.  Filed as
an Exhibit to Annual Report on Form 10-K for the year ended
December 31, 1992. S.E.C. File No. 1-8966.                           NA

10.6  First Amendment to San Jose Water Company Executive Supplemental
Retirement Plan adopted by San Jose Water Company Board of
Directors.  Filed as an Exhibit to Annual Report on Form 10-K
for the year ended December 31, 1992. S.E.C. File No. 1-8966.        NA

  22     Subsidiaries of the Registrant.  Filed as an Exhibit
to Annual Report on Form 10-K for the year ended December 31, 1992.
S.E.C. File No. 1-8966.                                              NA

  28     Additional Exhibits:  None

                                    46