Form 10-Q
period 1994-03-31
SJW CORP
filed 1994-05-03
CIK 766829

Total Number of Pages 8

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

            Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended   March 31, 1994

Commission file number   1-8966

                            SJW Corp.
      (Exact name of registrant as specified in its charter)

       California                            77-0066628
(State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)       Identification No.)

      374 West Santa Clara Street, San Jose, CA 95196
          (Address of principal executive offices)
                         (Zip Code)

                         408-279-7810
       (Registrant's telephone number, including area code)

                        Not Applicable
       (Former name, former address and former fiscal year changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:
     Common stock outstanding as of April 1, 1994 and as of the date of this report is 3,250,746 shares.

                                    1
<P>
                      PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        --------------------

                         SJW CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                     (In thousands, except share data)

                                          THREE MONTHS ENDED
                                               MARCH 31
                                            1994       1993
                                          ------     ------
Operating revenue                      $  18,991     17,176

Operating expense:
  Operation:
   Purchased water                         3,489      3,931
   Power                                     757        372
   Pump taxes                              2,794      1,357
   Other                                   5,641      4,708
  Maintenance                              1,354      1,185
  Property and other
   nonincome taxes                           716        677
  Depreciation                             1,825      1,691
  Income taxes                               629        946
                                          ------     ------
                                          17,205     14,867
                                          ------     ------
  Operating income                         1,786      2,309

Other income                                 147        173
Dividend income                              272        264
Interest and other charges                (1,381)    (1,355)
                                          ------     ------
  Net income                           $     824      1,391
                                          ======     ======

Earnings per share of common stock     $    0.25       0.43
                                          ======     ======

Dividends per share of common stock    $   0.525      0.510
                                          ======     ======

Weighted average outstanding
    commom shares                      3,236,992  3,232,377
                                       =========  =========

                                     2
<P>

                      SJW CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)
                            (In thousands)

                                        MARCH 31    DECEMBER 31
                                          1994         1993
                                          ----         ----
                                 ASSETS
Utility plant                         $  297,504      293,683
Less accumulated depreciation             91,072       90,030
                                         -------      -------
    Net utility plant                    206,432      203,653

Nonutility property                        7,041        6,775

Current assets:
  Cash and equivalents                     1,025        2,363
  Temporary investments                        0          195
  Accounts receivable and accrued revenue  7,859        8,025
  Prepaid expenses and other               2,802        3,099
                                          ------       ------
    Total current assets                  11,686       13,682

Other assets:
  Investment in California Water
    Service Company                       18,974       21,999
  Debt issuance and reacquisition costs    4,375        4,389
  Regulatory asset                         4,060        4,060
  Goodwill                                 1,890        1,906
  Other                                      315          387
                                         -------      -------
    Total other assets                    29,614       32,741
                                         -------      -------
                                       $ 254,773      256,851
                                         =======      =======

                    CAPITALIZATION AND LIABILITIES
  Capitalization:
    Common stock                       $  10,116        10,116
    Additional paid-in capital            21,763        21,763
    Retained earnings                     68,098        68,980
    Unrealized gain on investment            486         2,271
                                         -------       -------
     Total common shareholders' equity   100,463       103,130

  Long-term debt,
    less current maturities               64,000        64,000
                                         -------       -------
     Total capitalization                164,463       167,130

  Current liabilities:
    Current maturities of long-term debt   2,000         2,000
    Line of credit                         1,100             -
    Accounts payable                         626           421
    Accrued interest                       1,509         1,431
    Accrued pump taxes and purchased water 2,391         3,264
    Postretirement benefits                1,309         1,168
    Other current liabilities              2,454         1,787
                                         -------       -------
      Total current liabilities           11,389        10,071

  Deferred income taxes and tax credits   15,981        16,937
  Other noncurrent liabilities             1,800         1,933
  Advances for and contributions in aid
      of construction                     61,140        60,780
                                         -------       -------
                                       $ 254,773       256,851
                                         =======       =======

                                    3
<P>

                       SJW CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)
                             (In thousands)
                                             THREE MONTHS ENDED
                                                   MARCH 31
                                               1994       1993
                                               ----       ----
Operating activities:
  Net income                                $   824      1,391
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                              1,825      1,655
    Deferred income taxes and credits           283       (229)
    Changes in operating assets and
     liabilities:
      Accounts receivable and
       accrued revenue                          166      1,346
      Accounts payable and other
       current liabilities                      872       (255)
      Accrued pump taxes and
       purchased water                         (873)      (295)
      Conservation fees                           0       (190)
      Income taxes payable                      384      1,054
      Accrued interest                           78        753
      Other changes, net                         90        955
                                             ------     ------
Net cash provided by operating activities     3,649      6,185
                                             ------     ------
Investing activities:
  Additions to utility plant                 (4,859)    (4,157)
  Additions to nonutility property             (224)         -
  Cost to retire utility plant                  (52)       (65)
  Temporary investments                         195      1,605
                                             ------     ------
Net cash used in investing activities        (4,940)    (2,617)
                                             ------     ------
Financing activities:
  Dividends paid                             (1,707)    (1,661)
  Line of credit                              1,100     (1,594)
  Advances and contributions in aid of
   construction                                 799      1,044
  Refunds of advances                          (239)      (236)
                                             ------     ------
Net cash used in financing activities           (47)    (2,447)
                                             ------     ------
Net change in cash andequivalents            (1,338)     1,121

Cash and equivalents, beginning of period     2,363      5,616
                                             ------     ------
Cash and equivalents, end of period      $    1,025      6,737
                                             ======     ======

Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                             $    1,229        588
    Income taxes                         $        -          -

                                     4
<P>
                   SJW CORP. AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements

                         March 31, 1994


     NOTE I - General

       In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

       The Notes to Consolidated Financial Statements in the Company's 1993 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

                                    5
<P>
        PART II. OTHER INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        On November 1, 1994 San Jose Water Company ("SJWC") will retire its 4.65% Series M first mortgage bonds in the amount of $2,000,000, plus accrued interest.

        SJWC's 1994 construction budget of $10,100,000 will be funded by cash flow from operations and the commercial bank line of credit. SJWC does not currently intend to issue long-term debt in 1994.

        As of March 31, 1994, SJWC had $1,100,000 outstanding on its commercial bank line of credit. The line of credit provides for unsecured borrowings of up to $15,000,000 at rates which approximate the bank's reference rate.


        Results of Operations:

        First Quarter of 1994

        First quarter 1994 operating revenue increased $1,815,000 or 10.6%, from the first quarter 1993, while operating expense increased $2,338,000, or 15.7%. The increase in revenue results primarily from a 14% increase in usage over the first quarter of 1993. The increase in operating expense is due primarily to a 1.1 billion gallon, or 71% decrease in surface water supplies. Surface water is the least costly of SJWC's sources of water supply.

        Consolidated earnings per common share for the first quarter of 1994 were $0.25, as compared to earnings of $0.43 per common share in the first quarter of 1993.

        Since the water business is highly seasonal in nature, a comparison of the revenues and expenses of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and is not indicative of the results for the calendar year.

        Water Supply

        SJWC and its wholesale supplier, the Santa Clara Valley Water District, terminated mandatory water rationing effective March 14, 1993. In place of the terminated mandatory water rationing plan the Company instituted a voluntary conservation program intended to achieve a 15% reduction in usage from the 1987 pre-drought usage levels.

        During the recent six year drought, customers installed various water savings devices, changed landscaping to include drought resistant plants and modified water consumption behavior. SJWC actively promotes these and other effective water conservation programs in conjunction with various governmental agencies. Over time, these conservation efforts may result in permanently lowering water usage.

                                    6
<P>
        Regulatory Affairs

        Concurrent with the end of mandatory rationing the Company terminated its mandatory rationing memorandum account and ceased to levy conservation fees upon customers who exceed their allotted usage. The Company will no longer be able to recover revenue lost due to mandatory water rationing or conservation through the mandatory water rationing memorandum account, nor will it be able to collect penalties and a surcharge.

        The CPUC has authorized the Company to establish a voluntary conservation memorandum account which will track revenue lost due to voluntary conservation. If the Company elects to recover amounts recorded in the voluntary conservation memorandum account it will endeavor to do so in its next general rate case.


Item 5. OTHER INFORMATION

        On April 21, 1994, SJW Corp. declared a regular quarterly dividend of $.525 per common share. The dividend will be paid June 1, 1994 to shareholders of record as of the close of business on May 1, 1994.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 1994.

   (b.) Reports on Form 8-K

        No reports were filed on Form 8-K during the quarter ended
        March 31, 1994.
                                     7
<P>

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SJW Corp.

Date: May 3, 1994               By /s/ W. R. Roth
                                      W. R. ROTH
                                      Chief Financial Officer





                                      8