Form 10-Q
period 1994-06-30
SJW CORP
filed 1994-08-12
CIK 766829

Total Number of Pages 9

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended   June 30, 1994

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

Yes  x   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:
     Common stock outstanding as of July 1, 1994 and as of the date of this report is 3,250,746 shares.



                      PART 1. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------
                    SJW CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME
                            (UNAUDITED)
             (In thousands, except per share amounts)

                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                       JUNE 30               JUNE 30
                                    1994       1993       1994       1993

Operating revenue             $   26,715     23,847     45,706     41,024

Operating expense:
  Operation:
    Purchased water                5,251      6,274      8,740     10,204
    Power                          1,395        934      2,152      1,307
    Pump taxes                     4,518      3,005      7,312      4,362
    Other                          5,238      4,925     10,879      9,670
  Maintenance                      1,539      1,402      2,893      2,587
  Property and other
   nonincome taxes                   703        656      1,419      1,333
  Depreciation                     1,755      1,655      3,580      3,310
  Income taxes                     2,230      1,624      2,859      2,570
                                  ------     ------     ------      -----
                                  22,629     20,475     39,834     35,343
                                  ------     ------     ------     ------
  Operating income                 4,086      3,372      5,872      5,681

Other income                         147        111        294        284
Dividend income                      272        264        544        528
Interest and other charges        (1,368)    (1,350)    (2,749)    (2,705)
                                  -------    -------    -------    ------
  Net income                  $    3,137      2,397      3,961      3,788
                                 =======    =======    =======    =======
Earnings per share of
  common stock                $     0.97       0.74       1.22       1.17
                                 =======    =======    =======    =======
Dividends per share
  of common stock             $    0.525       0.51       1.05       1.02
                                 =======    =======    =======    =======
Weighted average outstanding
  outstanding common shares    3,236,992  3,232,377  3,236,992  3,232,377
                               =========  =========  =========  =========


                      SJW CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)
                           (In thousands)
                                           JUNE 30    DECEMBER 31
                                             1994        1993
                              ASSETS
Utility plant                            $ 300,546     293,683
Less accumulated depreciation               92,528      90,030
                                           -------     -------
  Net utility plant                        208,018     203,653
Nonutility property                          7,242       6,775
Current assets:
  Cash and equivalents                       1,288       2,363
  Temporary investments                          -         195
  Accounts receivable and accrued revenue   11,514       8,025
  Prepaid expenses and other                 2,247       3,099
                                            ------      ------
    Total current assets                    15,049      13,682
Other assets:
  Investment in California Water
    Service Company                         19,730      21,999
  Debt issuance and reacquisition costs      4,338       4,389
  Regulatory asset                           4,053       4,060
  Goodwill                                   1,877       1,906
  Other                                        360         387
                                           -------     -------
   Total other assets                       30,358      32,741
                                           -------     -------
                                        $  260,667     256,851
                                           =======     =======
                  CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                           $  10,116      10,116
  Additional paid-in capital                21,763      21,763
  Retained earnings                         69,528      68,980
  Unrealized gain on investment                932       2,271
                                            ------      ------
   Total common shareholders' equity       102,339     103,130
Long-term debt,
  less current maturities                   64,000      64,000
                                           -------     -------
    Total capitalization                   166,339     167,130
Current liabilities:
  Current maturities of long-term debt       2,000       2,000
  Line of credit                                 -           -
  Accounts payable                             790         421
  Accrued interest                           2,169       1,431
  Accrued pump taxes and purchased water     3,868       3,264
  Income taxes payable                       1,208           -
  Postretirement benefits                    1,395       1,168
  Other current liabilities                  2,413       1,787
                                           -------     -------
    Total current liabilities               13,843      10,071
Deferred income taxes and tax credits       16,039      16,937
Other noncurrent liabilities                 1,836       1,933
Advances for and contributions in aid
  of construction                           62,610      60,780
                                           -------     -------
                                        $  260,667     256,851
                                           =======     =======


                      SJW CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)
                          (In thousands)
                                                   SIX MONTHS ENDED
                                                       JUNE 30
                                                    1994       1993
                                                    ----       ----
Operating activities:
  Net income                                  $    3,961      3,788
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                   3,723      3,310
    Deferred income taxes and credits                 31       (510)
    Changes in operating assets and
     liabilities:
      Accounts receivable and accrued revenue     (3,489)    (1,536)
      Accounts payable and other
       current liabilities                           995        294
      Accrued pump taxes and purchased water         604      1,451
      Conservation fees                                0       (244)
      Income taxes payable                         2,908      1,774
      Accrued interest                               738        272
      Other changes, net                            (614)     1,020
                                                   -----      -----
Net cash provided by operating activities          8,857      9,619
                                                   -----      -----
Investing activities:
  Additions to utility plant                      (8,231)    (9,462)
  Additions to nonutility property                  (488)      (368)
  Cost to retire utility plant                      (222)      (124)
  Temporary investments                              195      3,405
                                                  ------     ------
Net cash used in investing activities             (8,746)    (6,549)
                                                  ------     ------
Financing activities:
  Dividends paid                                  (3,413)    (3,321)
  Line of credit                                       -     (1,594)
  Advances and contributions
   in aid of construction                          2,858      2,867
  Refunds of advances                               (631)      (681)
  Retirement of long-term debt                         -     (2,500)
                                                   ------    ------
Net cash used in financing activities             (1,186)    (5,229)
                                                   ------    ------
Net change in cash and equivalents                (1,075)    (2,159)

Cash and equivalents, beginning of period          2,363      5,616
                                                   -----      -----
Cash and equivalents, end of period           $    1,288      3,457
                                                   =====      =====

Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                  $    1,878      2,390
    Income taxes                              $        -      1,239



                   SJW CORP. AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

                          June 30, 1994



     NOTE I - General

       In the opinion of SJW Corp., the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

       The Notes to Consolidated Financial Statements incorporated by reference in the Company's 1993 Annual
       Report on Form 10-K should be read with the accompanying consolidated financial statements.


       PART II. OTHER INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        San Jose Water Company's ("SJWC") liquidity and capital are provided through cash flow from operations and through long-term debt and a line of credit. Results of operations are described in a following section.

        SJWC will redeem at maturity, on November 1, 1994, its 4.65% Series M first mortgage bonds in the amount of $2,000,000. No other redemption or sinking fund payments for other first mortgage bonds or long-term debt will be made in 1994.

        SJWC's weighted average cost of long-term debt at June
        30, 1994, including the amortization of debt issuance costs, was 8.23% compared to 8.78% at June 30, 1993.

        SJWC has a commercial bank line of credit that provides for unsecured borrowings of up to $15,000,000 at rates which approximate the bank's prime or reference rate. At June 30, 1994, SJWC had no outstanding borrowings on its line of credit.

        SJWC's 1994 company-financed (excluding capital expenditures financed by advances and contributions) construction budget of $10,500,000 will be funded by cash flow from operations and, if necessary, line of credit borrowings.

        Results of Operations:

        Since the water business is highly seasonal in nature, comparisons of the current quarter with the immediately preceding quarter are not meaningful. One quarter's results of operations are not indicative of results for the entire year.

        Quarter ended June 30, 1994

        Consolidated earnings per common share for the second quarter of 1994 were $0.97, compared to earnings of $.74 per common share in the second quarter of 1993.

        Second quarter 1994 operating revenue increased $2,868,000 or 12%, from the second quarter of 1993 due primarily to a 14% increase in usage by SJWC customers. Total operating expense increased $2,145,000, or 11%, due to a lack of surface water which resulted in higher production costs.


        Six Months Ended June 30, 1994

        Earnings per share for the six months ended June 30, 1994 were $1.22, compared to earnings of $1.17 per common share for the same period in 1993.

        Operating revenue increased $4,682,000 or less than 11% from 1993, while operating expense increased approximately $4,491,000 or 13%. The primary reason for the increase is the change in supply mix from less costly surface supplies to more costly purchased and pumped supplies. The substantially lower surface supplies can be expected to adversely impact the results of operations for the second half of 1994, resulting in 1994 earnings below those of 1993.

        Water Supply:

        June brought little or no precipitation to Santa Clara County, thus rainfall totals finished the season (July 1, 1993 to June 30, 1994) at about 70% of average. The Company's reservoirs, which store surface supplies, are at base levels and will not be available to meet water needs. Ground water levels for basins in Santa Clara County remain considerably above pre-drought levels.

        The California Department of Water Resources reported the
        Sacramento River Index for 1993-1994 as "critical".
        Statewide runoff is now expected to be only 45% of average, which is comparable to the 1991 and 1992 drought years.

        As a result of relatively low statewide precipitation and runoff, imported supplies will be below contract entitlements during 1994.

        Average metered usage for both the second quarter and year to date increased 14% over similar periods in 1993.

        Regulatory Affairs:

        On June 22, 1994 the California Public Utilities Commission rendered its decision on its investigation into the financial and operational risks of regulated water utilities. They concluded that no fundamental changes are required in their ratemaking procedures at this time based on the risks of an endemic water shortage and increased costs of water quality. They authorized interest on expense balancing accounts and will permit water companies to apply to broaden the coverage of existing water quality memorandum accounts.
        The Company and other investor owned water utilities in California sought to demonstrate that water shortages and increased water quality costs increased operating and financial risks and that water utilities should be accorded a higher rate of return on equity.



Item 5. OTHER INFORMATION

        On July 21, 1994, the SJW Corp. Board of Directors declared the regular quarterly dividend of $.525 per common share. The dividend will be paid September 1, 1994 to shareholders of record as of the close of business on August 1, 1994.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 1994.

   (b.) Reports on Form 8-K

        There were no reports filed on Form 8-K during the quarter ended June 30, 1994.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.

Date: August 12, 1994             By /s/ W. R. Roth
                                     W. R. ROTH
                                     Senior Vice President
