Form 10-Q
period 1994-09-30
SJW CORP
filed 1994-11-14
CIK 766829


                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended   September 30, 1994

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

Yes  x   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:
Common shares outstanding as of October 31, 1994: 3,250,746.


                      PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                 (In thousands, except per share amounts)

                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                 SEPTEMBER 30             SEPTEMBER 30
                              1994      1993           1994      1993
                              --------------           --------------

Operating revenue   $         31,888    31,469         77,594    72,493

Operating expense:
  Operation:
    Purchased water            5,897     5,832         14,637    16,036
    Power                      2,247     1,863          4,399     3,170
    Pump taxes                 6,004     5,353         13,316     9,715
    Other                      5,535     5,312         16,414    14,982
  Maintenance                  1,877     1,402          4,770     3,989
  Property and other
    nonincome taxes              816       723          2,235     2,056
  Depreciation                 1,843     1,692          5,423     5,002
  Income taxes                 2,774     3,620          5,633     6,190
                              ----------------         ----------------
                              26,993    25,797         66,827    61,140
                              ----------------         ----------------
  Operating income             4,895     5,672         10,767    11,353

Other income                     136        95            430       379
Dividend income                  272       264            817       792
Interest and other charges    (1,380)   (1,336)        (4,129)   (4,041)
                              ----------------         ----------------
  Net income        $          3,923     4,695          7,885     8,483
                              ================         ================
Earnings per share of
  common stock      $           1.21      1.45           2.44      2.62
                              ================         ================
Dividends per share
  of common stock   $           0.525     0.51           1.575     1.53
                              ================         ================
Weighted average outstanding
  common shares               3,236,992 3,232,377      3,236,992 3,232,377


                        SJW CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                              (In thousands)
                                             SEPTEMBER 30 DECEMBER 31
                                                1994        1993
                         ASSETS              -----------------------
Utility plant                           $    304,246        293,683
Less accumulated depreciation                 94,213         90,030
                                             -----------------------
     Net utility plant                       210,033        203,653
Nonutility property                            7,260          6,775
Current assets:
  Cash and equivalents                         2,497          2,363
  Temporary investments                            0            195
  Accounts receivable and accrued revenue     12,594          8,025
  Prepaid expenses and other                   2,211          3,099
                                             ----------------------
                                              17,302         13,682
Other assets:
  Investment in California Water Service Co.  18,218         21,999
  Debt issuance and reaquisition costs         4,300          4,389
  Regulatory asset                             4,046          4,060
  Goodwill                                     1,865          1,906
  Other                                          480            387
                                             ----------------------
  Total other assets                          28,909         32,741
                                             ----------------------
                                        $    263,504        256,851
                                             ======================

                      CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                          $     10,116         10,116
  Additional paid-in capital                  21,763         21,763
  Retained earnings                           71,745         68,980
  Unrealized gain on investment                   40          2,271
                                             ----------------------
    Total common shareholders' equity        103,664        103,130
Long-term debt, less current maturities       64,000         64,000
                                             ----------------------
    Total capitalization                     167,664        167,130
Current liabilities:
  Current maturities of long-term debt         2,000          2,000
  Line of credit                                   0              0
  Accounts payable                               655            421
  Accrued interest                             1,504          1,431
  Accrued pump taxes and purchased water       3,581          3,264
  Income taxes payable                         2,347              0
  Postretirement benefits                      1,462          1,168
  Other current liabilities                    3,763          1,787
                                             ----------------------
    Total current liabilities                 15,312         10,071
Deferred income taxes and tax credits         15,273         16,937
Other noncurrent liabilities                   1,906          1,933
Advances for and contributions in aid
  of construction                             63,349         60,780
                                             ----------------------
                                        $    263,504        256,851
                                             ======================


                        SJW CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)
                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30
                                                    1994    1993
Operating activities:                             -----------------
  Net income                                        7,885    8,483
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                    5,423    5,002
    Deferred income taxes and credits                (114)     135
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue      (4,569)  (3,331)
      Accounts payable and other
        current liabilities                         2,210    1,528
      Accrued pump taxes and purchased water          317    1,237
      Conservation fees                                 0     (249)
      Income taxes payable                          4,046    2,385
      Accrued interest                                 73      715
      Other changes, net                             (297)     283
                                                  ----------------
Net cash provided by operating activities          14,974   16,188
                                                  ----------------
Investing activities:
  Additions to utility plant                      (12,239) (15,754)
  Additions to nonutility property                   (586)  (1,139)
  Cost to retire utility plant                       (256)    (115)
  Temporary investments                               195    3,405
                                                  ----------------
Net cash used in investing activities             (12,886) (13,603)
                                                  ----------------
Financing activities:
  Dividends paid                                   (5,120)  (4,979)
  Line of credit                                        0   (1,594)
  Advances and contributions in aid of
    construction                                    4,237    5,431
  Refunds of advances                              (1,071)  (1,127)
  Retirement of long-term debt                          0   (2,500)
                                                  ----------------
Net cash used in financing activities              (1,954)  (4,769)
                                                  ----------------
Net change in cash and equivalents                    134   (2,184)
                                                  ----------------
Cash and equivalents, beginning of period           2,363    5,616
                                                  ----------------
Cash and equivalents, end of period          $      2,497    3,432
                                                  ================
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                 $      3,845    3,248
    Income taxes                             $      1,824    3,986


                   SJW CORP. AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements

                       September 30, 1994



     NOTE I - General

       In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

       The Notes to Consolidated Financial Statements incorporated by reference in SJW's 1993 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

                    PART I. OTHER INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        On November 1, 1994 San Jose Water Company ("SJWC") will redeem at maturity Series M 4.65% first mortgage bonds in the amount of $2,000,000 plus accrued interest.

        At September 30, 1994 SJWC's weighted average cost of long-term debt was 8.06% (including amortization of debt issuance costs) with an average maturity of approximately 27 years. Under the terms and conditions of the senior note agreements SJWC currently has additional long-term financing capacity in excess of $80,000,000.

        SJWC has an unsecured commercial bank line of credit which provides for unsecured borrowings of up to $15,000,000 at rates which approximate the bank's prime or reference rate. At September 30, 1994 SJWC had no outstanding borrowings on its line of credit.

        SJWC's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1994 and 1995 are estimated at $11,000,000 and $16,000,000, respectively. For the five year period from 1994 to 1998, SJWC net capital expenditures are estimated to aggregate $80,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

        SJWC expects cash flow from operations and its bank line of credit will provide the funds necessary to pay for projected capital expenditures through the end of 1995.

        General:

        SJW Corp. is a holding company created in 1985 through an agreement of merger with San Jose Water Company. SJW Corp. has operational and financial flexibility and can engage in nonutility activities. San Jose Water Company is a public utility in the business of providing water service to approximately 913,000 people in the metropolitan San Jose area. SJW Land Company, a wholly-owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Company's headquarters and the San Jose Arena. Western Precision, Inc., a wholly-owned subsidiary acquired in 1992, manufactures high-precision mechanical parts and owns 549,976 shares of California Water Service Company.

        Results of Operations:

        Overview

        SJW Corp.'s consolidated net income for the third quarter of 1994 was $3,923,000, a decrease of 16.4% from $4,695,000 in the third quarter of 1993. The decrease in consolidated net income is due primarily to the increased variable costs of production resulting from the substitution of higher cost purchased and pumped water for the lower cost surface supplies available in 1993.


        Operating revenue
        The change in consolidated operating revenue from the same period in 1993 is due to the following factors:

                                 Three months ended September 30,
        Operating revenues            1994 vs. 1993
                                                Increase/decrease

        Utility:
          Rate impact              $(5,000)            (0.0)%
          Consumption              (90,000)            (0.2)%
          New customers            132,000               .4%
        Real estate                 18,000              0.0%
        Other operations           364,000              1.1%

                                  $419,000              1.3%

        Other operations revenue, primarily Western Precision, Inc.'s machine shop operation, increased due to generally improved economic conditions in the high technology sector.

        Operating expense

        The change in consolidated operating expense, excluding
        income taxes, from the same period in 1993 is due to the
        following:
                                 Three months ended September 30,
        Operating Expenses            1994 vs. 1993

        Operation and maintenance $1,799,000             8.1%
        Depreciation                 151,000             0.7%
        General Taxes                 92,000             0.4%
                                  $2,042,000             9.2%


        The increase in operation and maintenance expense is primarily due to the aforementioned increase in SJWC's variable costs of production.

        Income taxes

        The effective combined federal and state tax rate for the third quarter of 1994 was 41.4% compared to 43.5% for the same period in 1993. The decrease from the third quarter of 1993 is due to the retroactive federal income tax increase which was made law in the third quarter of 1993, and, consequently, required a "catch up" adjustment in the third quarter of 1993.


        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The third quarter is normally the quarter with the highest average usage per metered customer and is not indicative of the results for the calendar year. Average usage per metered customer in the third quarter of 1994 decreased 1.1% from the third quarter of 1993.


        Water Supply

        On October 1, 1994, Santa Clara Valley Water District's 10 reservoirs were 39% full with 65,795 acre feet of water in storage -- approximately average for the past 20 years. As of October 17, 1994 the water level in the Santa Clara ground water basin exceeded the 30-year average. Northern California receives nearly all its precipitation in the period from November 1 through April
        30. The water supply for the Company is largely dependent upon seasonal rainfall and, accordingly, 1995 water supplies will not be known until after the 1994-1995 precipitation season.

        Regulatory Affairs

        SJWC intends to file a general rate case application in the second quarter of 1995, for rates to be effective in the second quarter of 1996. Because SJWC's most recent general rate case decision covered only the three years from 1992 through 1994, it is not authorized to increase rates in 1995.


                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        In October, 1992, a fire service pipeline ruptured causing water to flood the basement of a local title company business located in downtown San Jose, California. The title company has sued SJWC and others seeking reimbursement for cleanup costs, damages for lost title records, business damage, and the emotional distress to its owner. The insurance carrier for the title company has expended in excess of $5,400,000 and plaintiff is seeking an additional $21,000,000 for lost title records. Trial is scheduled in Santa Clara County Superior Court beginning November 21, 1994.

        SJWC has denied liability, claiming it did not own the portion of the water line that failed. Additionally, the title company had an unsealed heating oil tank in its basement which flooded and contributed to much of the loss. SJWC has taken the position that to the extent the damage to the building and its contents was caused or increased by oil mixed with the water, that increase in damage is solely the responsibility of the title company. SJWC has also asserted the protection of a rarely used California statute that suggests that a water company may not be liable for property damage or injuries caused by a failure to maintain "fire protection equipment or service".

        SJWC tendered the defense of this lawsuit to its insurance carrier. The carrier is defending the case under a reservation of rights, saying that to the extent the damage was caused or enhanced by the presence of oil in the basement, it has no duty to indemnify SJWC because of an absolute pollution exclusion in the policy. SJWC believes any damages resulting from this flooding are covered by its casualty insurance policies and has prepared its own suit for Federal Court seeking full coverage for any damage payments which may be assessed.



Item 5. OTHER INFORMATION

        On October 20, 1994, the Board of Directors declared the regular quarterly dividend of $.525 per common share.
        The dividend will be paid December 1, 1994 to shareholders of record as of the close of business on November 1, 1994. Additionally, the San Jose Water Company Board of Directors at their meeting elected J. W. Weinhardt as Chairman of the Board and Chief Executive Officer and W. Richard Roth, President and Chief Operating Officer. Angela Yip was appointed Treasurer and Chief Financial Officer of San Jose Water Company. Mr. Roth was also appointed as a member of the Board of Directors of San Jose Water Company, SJW Corp. and SJW Land Company. Mr. Weinhardt will continue as President and Chief Executive Officer of SJW Corp., and Mr. Roth will continue to serve as Vice President, Chief Financial Officer and Treasurer of SJW Corp.

        The labor agreements between San Jose Water Company and the Utility Workers Union of America, A.F.L.- C.I.O. and Operating Engineers Union expire January 1, 1995. SJWC and the unions have begun negotiations and a new agreement is expected to be reached in advance of the expiration of the current agreement.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 1994.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended September 30, 1994.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.

Date: November 10, 1994              By /s/ W. R. Roth
                                        W. R. ROTH
                                        Chief Financial Officer

