Form 10-Q/A
period 1994-09-30
SJW CORP
filed 1994-11-23
CIK 766829

                            FORM 10-Q/A

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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


          Exhibit 27 was inadvertently ommitted from the Form 10-
          Q, which was electronically transmitted and accepted by the SEC on November 14, 1994, Accession Number
0000766829-94-000013.



EXHIBIT INDEX

                                                  Location in
Exhibit                                           Sequentially
No.       Description                             Numbered Copy

27        Financial Data Schedule, Form UT             NA



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.

Date: November 15, 1994                By /s/ W. R. Roth
                                        W. R. ROTH
                                        Chief Financial Officer

