Form 10-K
SJW CORP
filed 1995-03-24
CIK 766829

                                    FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1994
                        Commission file number 1-8966

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the transition period ______________to_____________

                          Commission file number 1-8966

                                   SJW CORP.
             (Exact name of registrant as specified in its charter)

           California                                    77-0066628
 State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification No.)

 374 West Santa Clara Street, San Jose, California          95196
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       408-279-7810

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant - $75,256,878 on March 1, 1995.

     Shares of common stock outstanding on March 1, 1995 - 3,250,746

                     DOCUMENTS INCORPORATED BY REFERENCE

                                  None

                              EXHIBIT INDEX

     The Exhibit Index to this Form 10-K is on pages 38 through 39.


                            TABLE OF CONTENTS

                                                              Page
PART I

     Item 1.  Business.......................................    3

          a.  General Development of Business................    3
               Regulation and Rates..........................    4

          b.  Financial Information about
               Industry Segments.............................    4

          c.  Narrative Description of Business..............    5
               General.......................................    5
               Water Supply..................................    5
               Franchises....................................    5
               Seasonal Factors..............................    5
               Competition and Condemnation..................    6
               Environmental Matters.........................    6
               Employees.....................................    6

          d.  Financial Information about
               Foreign and Domestic Operations
               and Export Sales..............................    6

     Item 2.  Properties.....................................    7

     Item 3.  Legal Proceedings..............................    7

     Item 4.  Submission of Matters to a
              Vote of Security Holders.......................    8

PART II                                                         Page

     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters...............     8

          a.  Market Information.............................     8

          b.  Holders........................................     9

          c.  Dividends......................................     9

     Item 6.  Selected Financial Data........................    10

     Item 7.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations.................................    11

     Item 8.  Financial Statements and
               Supplementary Data............................    15

     Item 9.  Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure...................................    29


PART III

     Item 10. Directors and Executive Officers
                of the Registrant............................    29

              Compliance With Section 16(a) of the
                Exchange Act.................................    32

     Item 11. Executive Compensation.........................    33

     Item 12. Security Ownership of Certain
                Beneficial Owners and
                Management...................................    35

     Item 13.  Certain Relationships and Related
                Transactions.................................    35


PART IV.

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.......................    36

Signatures ..................................................    37

Exhibit Index ...............................................    38-39

PART I

Item 1.     Business.
(a)     General Development of Business.

SJW Corp., incorporated in California on February 8, 1985, is a holding company with three wholly-owned subsidiaries, San Jose Water Company, SJW Land Company and Western Precision, Inc.

San Jose Water Company, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was incorporated under the laws of the State of California in 1931, succeeding a business founded in 1866. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 921,000 in an area comprising about 134 square miles in the metropolitan San Jose area.

SJW Land Company was incorporated in October, 1985.

Western Precision, Inc. was acquired on December 31, 1992 through an exchange of stock between SJW Corp. and the shareholders of Western Precision, Inc., formerly Roscoe Moss Company. Roscoe Moss Company was incorporated on March 22, 1927. At December 31, 1994, Western Precision, Inc. held 549,976 shares, or approximately 8.8%, of the outstanding common stock of California Water Service Company. Western Precision, Inc. also operates a precision mechanical parts manufacturing facility located in Sunnyvale, California, and Austin, Texas.

The precision mechanical parts manufacturing facility of Western Precision, Inc. was sold as of February 28, 1995 to a group of employees from the manufacturing facility. The sale price was $2,000,000. Pursuant to the terms of the transaction, all employees related to the business sold were transferred to the purchaser. The sale will have no material impact on the consolidated operating results of SJW Corp. The only remaining asset of Western Precision, Inc. is 549,976 shares of California Water Service Company.

Regulation and Rates.

San Jose Water Company's rates, service and other matters affecting its business are subject to regulation by the Public Utilities Commission of the State of California ("CPUC").

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

Pursuant to Section 792.5 of the Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At December 31, 1994 the balancing account had a net under-collected balance to be offset of $577,000.

(b)     Financial Information about Industry Segments.

San Jose Water Company generated 94%, 95% and 100% of SJW Corp.'s consolidated revenue, and 86%, 92% and 99% of SJW Corp.'s consolidated income for the years ended December 31, 1994, 1993 and 1992, respectively. There were no significant changes in 1994 in the type of products produced or services rendered by San Jose Water Company, or in its markets or methods of distribution. Western Precision, Inc.'s mechanical parts manufacturing operation generated 6% and 5% of SJW Corp.'s consolidated revenue for the years 1994 and 1993, respectively. Including the dividend income from California Water Service, Western Precision, Inc. generated 14% and 7% of consolidated income for the years 1994 and 1993, respectively.

(c)     Narrative Description of Business.

(1)  (i)  General.

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. It distributes water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs.


(1)  (iii)  Water Supply.

San Jose Water Company's water supply is obtained from wells, surface run-off or diversion and by purchases from the Santa Clara Valley Water District ("SCVWD"). Surface supplies, which during a year of normal rainfall satisfy about 6% to 8% of San Jose Water Company's current annual needs, provide from approximately 1% of its water supply in a dry year to approximately 14% in a wet year. In dry years the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water increases production costs substantially.

San Jose Water Company implemented various mandatory water rationing programs throughout the period of 1989-1993. Effective March 14, 1993 San Jose Water Company terminated its mandatory water rationing plan and instituted a voluntary conservation plan intended to reduce usage 15% from 1987 levels. Effective February 16, 1994, San Jose Water Company discontinued its voluntary conservation plan.

Groundwater levels in 1994 climbed to their highest level in 7 years reflecting the impact of the last rainfall season. SCVWD's reservoir storage of 131,000 acre feet (77% of capacity) was reported on February 8, 1995.

Until 1989, San Jose Water Company had never found it necessary to impose mandatory water rationing. Except in a few isolated cases when service had been interrupted or curtailed because of power or equipment failures, construction shutdowns or other operating difficulties, San Jose Water Company had not at any prior time in its history interrupted or imposed mandatory curtailment of service to any type or class of customer.

(1)  (iv)  Franchises.

San Jose Water Company holds such franchises or permits in the communities it serves as it judges necessary to operate and maintain its facilities in the public streets.

(1)  (v)  Seasonal Factors.

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by residential customers to vary significantly.

(1)  (x)  Competition and Condemnation.

San Jose Water Company is a public utility regulated by the CPUC and operates within a service area approved by the CPUC. The laws of the State of California provide that no other investor owned public utility may operate in San Jose Water Company's service area without first obtaining from the CPUC a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating San Jose Water Company's service in such area is inadequate.

California law also provides that whenever a public agency constructs facilities to extend utility service to the service area of a privately owned public utility (like San Jose Water Company), such an act constitutes the taking of property and is conditioned upon payment of just compensation to the private utility.

Under the constitution and statutes of the State of California, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties operated by privately owned public utilities upon payment of just compensation and are further authorized to issue bonds (including revenue bonds) for the purpose of acquiring or constructing water systems. To the Company's knowledge, no municipality, water district or other public agency has pending any action to condemn any part of San Jose Water Company's system.

Western Precision, Inc., which manufactures high-precision mechanical parts, is not protected by any rate regulation for customer and market share.

(1)  (xii)  Environmental Matters.

San Jose Water Company maintains procedures to produce potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, San Jose Water Company is subject to environmental regulation by various other governmental authorities. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

(1)  (xiii)  Employees

As of December 31, 1994, San Jose Water Company had 281 employees, of whom 56 were executive, administrative or supervisory personnel, and of whom 225 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees and the International Union of Operating Engineers, representing certain employees in the engineering department covering the years 1995 and 1996. Both groups are affiliated with the AFL-CIO.

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales.

Substantially all of SJW Corp.'s revenue and expense are derived from operations located in the County of Santa Clara in the State of California.

Item 2.     Properties.

The properties of San Jose Water Company consist of a unified system of water production, storage, purification and distribution located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily nondevelopable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 240 million gallons and all water facilities, equipment and other property necessary to supply its customers.

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary proper practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 257 million gallons per day and the present capacity for taking purchased water is approximately 169 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 1994, a maximum and average of 197 million gallons and 121 million gallons of water per day, respectively, were delivered to the system.

San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor clouds or defects in title which do not materially affect their use and to the lien of the indenture securing its first mortgage bonds, of which there were outstanding at December 31, 1994, $4,000,000 (including current maturities) in principal amount.

SJW Land Company owns approximately 8 acres of property adjacent to San Jose Water Company's general office facilities and another approximately 36 undeveloped acres in the San Jose Metropolitan area. The 8 acres adjacent to San Jose Water Company are used as surface parking facilities and generate substantially all SJW Land Company's revenue.

Western Precision, Inc. leases the facilities in which it operates and does not own any real estate.


Item 3.  Legal Proceedings.

In October, 1993, the San Jose Water Company was named as a defendant by Valley Title Company and its insurer in a lawsuit filed in Santa Clara County Superior Court in San Jose, California. Plaintiffs claim a fire service pipeline ruptured in October, 1992, causing water to flood the title company's basement. The suit seeks reimbursement for cleanup costs, damages for lost title records, business related damages and lost rents. San Jose Water Company has denied liability, claiming it did not own the portion of the water line that failed. The title company had an unsealed heating oil tank in its basement which flooded and contributed to much of the loss. San Jose Water Company has taken the position that to the extent the damage to the building and its contents was caused or increased by oil mixed with the water, that increase in damage is solely the responsibility of the title company.

Trial began in January, 1995 and is scheduled to end by March 31, 1995. Plaintiff's insurance carrier claims expenditures in excess of $5.4 million. The title company has reduced its demand for lost title files from $21 million to $14 million.

San Jose Water Company's insurance carrier is defending the case under a reservation of rights. The insurance carrier has stated that to the extent the damage was caused or enhanced by the presence of oil, it has no duty to indemnify the San Jose Water Company due to exclusions in the insurance policy. Because of the uncertainties of liability and insurance coverage issues, the company has no certain measure on the size of loss, if any, to the company. If a judgment is found against the company, it is believed that the award would be within the limits of the company's insurance coverages, but that some or all of the company's insurers may deny the resulting duty to indemnify, leading to insurance coverage litigation.

No governmental entity is known to have an unresolved claim against the San Jose Water Company arising from the release of oil in this incident.


Item 4.   Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of SJW Corp. held on April 21, 1994, SJW Corp.'s shareholders voted in favor of: (i) the election of eight directors to the company's Board of Directors and (ii) the approval of KPMG Peat Marwick LLP as independent auditors of the company for 1994.

The number of votes for, against, as well as the number of abstentions and broker nonvotes as to each matter approved at the Annual Meeting of the Shareholders were as follows:

          APRIL 21, 1994
          ANNUAL MEETING

                              FOR     WITHHELD    ABSTAIN    BROKER NON-
                                                              VOTES

      M. L. CALI            2,883,436   12,108        0           0
      J. D. DINAPOLI        2,886,307    9,237        0           0
      D. GIBSON             2,886,781    8,763        0           0
      R. R. JAMES           2,886,997    8,547        0           0
      G. E. MOSS            2,888,554    6,990        0           0
      R. MOSS               2,888,554    6,990        0           0
      C. J. TOENISKOETTER   2,886,219    9,325        0           0
      J. W. WEINHARDT       2,887,339    8,205        0           0
                                                             BROKER NON-
                              FOR       AGAINST  ABSTAIN      VOTES

      AUDITORS              2,870,442    4,890   20,212           0


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

(a)       Market Information.
(1)  (i)  Exchange

SJW Corp.'s common stock is traded on the American Stock Exchange under the symbol SJW.

(1)  (ii)  High and Low Sales Prices

The information required by this item as to the high and low sales prices for the Company's common stock for each quarter in the 1994 and 1993 fiscal years is contained in the section captioned "Market price range of stock" in the tables set forth in Note 10 of "Notes to Consolidated Financial Statements" in Part II,
Item 8.

(b)     Holders.
There were 1,537 record holders of SJW Corp.'s common stock on February 21, 1995 (record date for the 1995 annual meeting).

(c)     Dividends.

Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 205 consecutive quarters and the quarterly rate has been increased during each of the last 27 years. The information required by this item as to the cash dividends paid on common stock in 1994 and 1993 is contained in the section captioned "Dividends per share" in the tables set forth in Note 10 of "Notes to consolidated Financial Statements" in Part II, Item 8.

Item 6.     Selected Financial Data.

FIVE YEAR STATISTICAL REVIEW
                              1994     1993     1992     1991     1990
CONSOLIDATED RESULTS         -----   ------   ------   ------   ------
OF OPERATIONS (In thousands)
Operating revenue         $ 99,422   95,045   89,109   76,281   70,458
Operating expense:
  Operation                 62,648   57,016   54,184   45,897   41,626
  Maintenance                6,289    5,417    4,397    3,778    3,963
  Taxes                      9,426   10,829   10,252    8,681    8,033
  Depreciation               7,292    6,823    6,153    5,773    5,249
                            ------   ------   ------   ------   ------
    Total operating expense 85,655   80,085   74,986   64,129   58,871
                            ------   ------   ------   ------   ------
Operating income            13,767   14,960   14,123   12,152   11,587
Interest expense,
  other income and
  deductions                 3,865    3,193    3,896    3,704    3,048
                            ------   ------   ------   ------   ------
Net income                   9,902   11,767   10,227    8,448    8,539
Dividends paid               6,826    6,637    6,044    5,449    5,304
                            ------   ------   ------    -----    -----
Invested in the
  business                   3,076    5,130    4,183    2,999    3,235


CONSOLIDATED PER COMMON SHARE DATA

Net income                  $ 3.05     3.64     3.60      2.98    3.00
Dividends paid                2.10     2.04     2.13      1.92    1.86
Shareholders' equity
  at year-end                32.02    31.86    29.70     27.27   26.21


CONSOLIDATED BALANCE SHEET (In thousands)

Utility plant            $ 308,515  293,683  272,999   255,325  244,068
Less accumulated
  depreciation and
  amortization              95,083   90,030   84,158    78,675   73,405
                           -------  -------   ------   -------  -------
Net utility plant          213,432  203,653  188,841   176,650  170,663
                           -------  -------   ------   -------  -------
Nonutility property          7,178    6,775    5,465     4,974    4,990
Total assets               262,530  256,851  230,198   197,094  188,313
  Capitalization:
  Common shareholders'
    equity                 104,098  103,130   96,155    77,373   74,373
  Long-term
    debt(includes current
    maturities)             64,000   66,000   61,248    45,193   38,138
                           -------   ------  -------    ------   ------
  Total capitalization   $ 168,098  169,130  157,403   122,566  112,511
                           =======  =======  =======   =======  =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Business

SJW Corp. is a holding company with three wholly owned subsidiaries: San Jose Water Company, SJW Land Company and Western Precision, Inc. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 921,000 in an area comprising about 134 square miles in the metropolitan San Jose area. SJW Land Company owns and operates a 900-space surface parking facility adjacent to the San Jose Arena and also owns several undeveloped real estate parcels in San Jose Water Company's service area. Western Precision, Inc. owns 549,976 shares of California Water Service Company, and owns and operates a precision mechanical parts manufacturing facility, which was sold on February 28, 1995.

Results of Operations

Consolidated results of operations for the years ended December 31, 1994 and 1993 include the results of Western Precision, Inc. (formerly Roscoe Moss Company) which was acquired on December 31, 1992.

CONSOLIDATED OPERATING REVENUE  (in thousands)
                                             1994      1993      1992

     San Jose Water Company              $ 92,963    90,496    89,051
     Western Precision, Inc.                5,968     4,292         -
     SJW Land Company                         491       257        58
                                           ------    ------    ------
                                         $ 99,422    95,045    89,109

Consolidated operating revenue for 1994 increased $4,377,000 or 5% over 1993 due to increased revenue from Western Precision, Inc. and a 5% increase in metered usage by San Jose Water Company customers. Western Precision, Inc.'s operating revenue increased due to an improving economy in the high technology sector and the resulting increased sales to its primary customer. Consolidated operating revenue for 1993 increased $5,936,000 or 7% over 1992 due to the inclusion of Western Precision, Inc. operating revenue of $4,292,000, and to a lesser extent due to an increase in usage by San Jose Water Company customers.

CONSOLIDATED OPERATING EXPENSE  (in thousands)
                                                1994      1993      1992

    San Jose Water Company                  $ 79,529    75,398    74,731
    Western Precision, Inc.                    5,547     4,370         -
    SJW Land Company                             395       113        61
    SJW Corp.                                    184       204       194
                                              ------    ------    ------
                                            $ 85,655    80,085    74,986

In 1994, consolidated operating expense increased 7%, or $5,570,000. The majority of this increase is attributable to the increased cost of water supply in San Jose Water Company. A 3.5 billion gallon decrease in surface water in 1994 from 1993, due to reduced rainfall and run off in the Santa Cruz Mountain watershed, caused increased production needs to be satisfied by more costly ground water.

SOURCES OF SUPPLY  (million gallons)
                                              1994      1993      1992
    Purchased water                         19,161    20,313    18,826
    Ground water                            23,605    17,314    18,225
    Surface water                            1,663     5,198     3,234
                                            ------    ------    ------
                                            44,429    42,825    40,285

Consolidated operating expense for 1993 increased $5,099,000 or 7% over 1992 due to the inclusion of Western Precision, Inc. operating expense of $4,370,000 and, to a lesser extent, increased water production in San Jose Water Company.

The effective income tax rates for 1994, 1993 and 1992 were 39%, 41% and 43%, respectively. See Note No. 5 of the Notes To Consolidated Financial Statements for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

OTHER INCOME AND EXPENSE
Dividend income increased $33,000, or 3%, over 1993 due to a $.06 per share increase in the California Water Service Company annual dividend rate. The California Water Service Company shares were acquired on December 31, 1992.

San Jose Water Company's interest expense on long-term debt in 1994, including capitalized interest, decreased $73,000 or 1%, from 1993 due to a lower average amount of long-term debt outstanding. Interest expense on long-term debt in 1993, including capitalized interest, increased $848,000 or 19%, over 1992 due to the issuance of Series A and B senior notes. San Jose Water Company's weighted average cost of long-term debt, including amortization of debt issuance costs, was 8.34%, 8.23% and 8.88% as of December 31, 1994, 1993 and 1992,
respectively.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS

San Jose Water Company's 1995 and 1994 budgeted capital expenditures, exclusive of capital expenditures financed by customer contributions and advances, are as follows:

                                        1995                1994
(in thousands)                   Amount       %          Amount     %
Source of supply                $   251       2%            -      -
Reservoirs and tanks              1,436       9%        1,111      11%
Pump stations and equipment       1,959      12%        1,717      17%
Distribution system               9,242      58%        5,859      58%
Equipment and other               3,019      19%        1,414      14%
                                 ------     ---        ------     ---
                               $ 15,907     100%       10,101     100%

The $5,806,000, or 57%, increase in 1995 budgeted capital expenditures over 1994 is primarily due to two large programs: $3,402,000 increase in main replacements and related services; and $1,503,000 to implement the first phase of a geographical information and mapping system.

San Jose Water Company expects to spend approximately $80,000,000 on capital expenditures over the next five years. San Jose Water Company's actual capital expenditures may vary from projected due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Annual additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

Most of San Jose Water Company's distribution system has been constructed over the last forty years. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. Additionally, in most cases replacement cost will significantly exceed the cost of the retired asset due to increases in the cost of goods and services.

SOURCES OF CAPITAL

San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

Over the past five years SJW Corp. has paid to its shareholders, in the form of dividends, an average of 62% of its net income. The remaining earnings have been reinvested. Capital requirements not funded by earnings are expected to be funded through external financing in the form of unsecured senior notes or a commercial bank line of credit. As of December 31, 1994, San Jose Water Company had $10,200,000 of unused line of credit and over $50,000,000 of borrowing capacity under the terms of the senior note agreements.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines - approximately 50% debt and 50% equity.

In 1994, San Jose Water Company redeemed its $2,000,000 Series M 4.65% first mortgage bonds at maturity. In 1993, San Jose Water Company redeemed, prior to maturity, various series of first mortgage bonds at principal plus redemption premium. To fund the redemption, $30,000,000 of Series B unsecured 30-year senior notes were issued. San Jose Water Company intends to retire all remaining first mortgage bonds by 1998 and satisfy all future long-term financing needs with senior notes.

Factors That May Affect Future Results

The results of operations of San Jose Water Company generally depend on the following factors: (1) the availability of rate relief due to regulation, (2) the level of surface water supply, and (3) the level of operation and maintenance expense.

REGULATION

Principally all the operating revenue of San Jose Water Company results from the sale of water at rates approved by the California Public Utilities Commission
(CPUC). The CPUC sets rates that are intended to provide revenue sufficient to recover operating expense and produce a reasonable return on common equity.

San Jose Water Company's most recent general rate case decision authorized it to earn a return on common equity of 11.75% in 1992, 1993 and 1994. San Jose Water Company deferred the filing of a general rate application from January 1994, to July 1995, and expects to receive new rates in the second quarter of 1996. Because the company elected to defer filing of its general rate case application, it will not receive additional step rate increases until the next general rate case decision is rendered.

San Jose Water Company implemented step rate increases on January 1, 1994, and 1993, which were designed to produce revenue increases of $293,000 and $213,000, respectively. Both step rate increases were authorized in San Jose Water Company's general rate case granted in December 1991 and were designed to maintain a rate of return on common equity at authorized levels.

On March 14, 1994, San Jose Water Company implemented a special rate increase in the amount of $892,000 offsetting construction costs of the Austrian Dam Spillway in excess of those previously approved in rates.

SURFACE WATER SUPPLY

The level of surface water available in each year depends on the amount of rainfall and run-off collected in San Jose Water Company's Santa Cruz Mountain reservoirs. In a normal year, surface supply provides 6-8% of the total water supply of the system. Surface water is a less costly source of water and its availability may significantly impact the results of operations.

OPERATION AND MAINTENANCE EXPENSE

San Jose Water Company reached an agreement with its unionized personnel covering 1995 and 1996. The agreement includes a 3.5% wage increase each year and minor benefit modifications.

ENVIRONMENTAL MATTERS

San Jose Water Company's operations are subject to water quality and pollution control regulations issued by the United States Environmental Protection Agency
(EPA), the California Department of Health Services and the California Regional Water Quality Control Board. The company is also subject to environmental laws and regulations administered by other state and local regulatory agencies.

Under the federal Safe Drinking Water Act (SDWA), San Jose Water Company is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for "contaminants" found in drinking water. San Jose Water Company is currently in compliance with all of the 84 MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA, and Congress amended the SDWA in July 1986 to require the EPA to promulgate MCLs for over 180 contaminants by the year 2000. San Jose Water Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing MCLs and plan for compliance with future drinking water regulations.

Of all of the regulations being considered under the current SDWA, the proposed Disinfectants-Disinfection By-Products Rule is anticipated to have the most significant impact on water utilities. Due to be promulgated in December 1996, this rule would impose more stringent monitoring requirements and drinking water standards for by-products formed during the disinfection of water. The Santa Clara Valley Water District, whose imported surface water represents approximately 45% of San Jose Water Company's supply, projects that compliance with this regulation could, by the year 2000, cost over $100,000,000 in capital improvements and an additional $3,000,000 per year in operating expenses. If incurred, most costs would be passed along to San Jose Water Company and other water retailers in the form of higher rates for purchased water and pump taxes. San Jose Water Company would seek a rate increase, via an advice letter filing, to recover the additional costs. The company's surface and groundwater sources are generally of a higher quality than the imported water supplies and are not expected to require extensive modifications of existing treatment processes.

To comply with the State Total Coliform Regulation, disinfection of company wells is being phased in over the next four to five years. To date, five of the company's nineteen key groundwater production stations have been equipped with hypochlorinators, with five more installations planned in 1995. The EPA is expected to mandate disinfection of all groundwater supplies by 1999.

In addition to SDWA, other environmental regulations are becoming increasingly important. The Santa Clara County Toxic Gas Ordinance became effective in 1993 requiring the elimination of chlorine gas disinfection systems or the installation of complete containment systems to control accidental chlorine gas discharges. During 1994, San Jose Water Company replaced the chlorine gas disinfection systems at its two water treatment plants with hypochlorinators which accomplish disinfection with liquid sodium hypochlorite. These facilities are currently operational and in compliance with all local hazardous materials storage regulations.

Other state and local environmental regulations apply to company operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials. San Jose Water Company is currently in compliance with state and local regulations governing underground storage tanks, disposal of hazardous wastes, non-point source discharges, and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986.

Future drinking water regulations will most likely require increased monitoring, and may mandate disinfection or other treatment of underground water supplies, more stringent performance standards for treatment plants and procedures to reduce levels of disinfection by-products. San Jose Water Company continues to seek to establish mechanisms for recovery of government-mandated environmental compliance costs. However, there are limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

NONREGULATED SUBSIDIARIES

As described above in Part I, Item 1(a), the high precision mechanical parts manufacturing business of Western Precision, Inc. was sold on February 28, 1995. The sale is anticipated to result in a reduction of consolidated operating revenue and expense in 1995. However, its impact on consolidated net income is not anticipated to be material. Western Precision, Inc.'s investment in California Water Service Company is expected to produce 1995 pre-tax dividend income and cash flow of approximately $1,100,000. SJW Land Company's surface parking facilities are largely dependent upon the level of events and activities at the San Jose Arena which is located adjacent to its parking facility.

Item 8.  Financial Statements and Supplementary Data.

Financial Statements:
                              Independent Auditors' Report
                              ----------------------------

To the Shareholders and Board of Directors
SJW Corp.:

     We have audited the consolidated financial statements of SJW Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", and changed its method of accounting for investments to adopt the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993.

                                                 KPMG Peat Marwick LLP
San Jose, California
January 20, 1995


SJW CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(December 31,dollars in thousands, except share data)

ASSETS

                                                   1994          1993
                                                  ------       ------

Utility plant                                $   308,515      293,683
Less accumulated depreciation                     95,083       90,030
                                                 -------      -------
                                                 213,432      203,653
                                                 -------      -------
Nonutility property                                7,178        6,775

Current assets:
   Cash and equivalents                            1,277        2,558
   Accounts receivable:
     Customers                                     5,513        5,211
     Other                                           327          214
   Accrued utility revenue                         2,700        2,600
   Materials and supplies, at
     average cost                                  1,711        1,026
   Prepaid expenses                                1,978        2,073
                                                 -------      -------
                                                  13,506       13,682
                                                 -------      -------
Other assets:
   Investment in California Water
     Service Company                              17,599      21,999
   Unamortized debt issuance and
     reacquisition costs                           4,262       4,389
   Goodwill                                        2,341       1,906
   Regulatory asset                                3,672       4,060
   Other                                             540         387
                                                 -------     -------
                                                  28,414      32,741
                                                 -------     -------
                                             $   262,530     256,851
                                                 =======     =======

See accompanying notes to consolidated financial statements.

CAPITALIZATION AND LIABILITIES                       1994           1993
                                                  -------        -------
Capitalization:
 Common shareholders' equity:
   Common stock, $3.125 par value;
     authorized 6,000,000 shares; issued
     3,250,746 shares in 1994 and 1993          $  10,159        10,116
   Additional paid-in capital                      22,208        21,763
   Retained earnings                               72,056        68,980
   Cumulative change in market value of investment   (325)        2,271
                                                  -------       -------
                                                  104,098       103,130
 Long-term debt, less current maturities           62,500        64,000
                                                  -------       -------
                                                  166,598       167,130
                                                  -------       -------
Current liabilities:
  Current maturities of long-term debt              1,500         2,000
  Line of credit                                    4,800             -
  Accrued pump taxes and purchased water            3,203         3,264
  Accounts payable                                    967           421
  Accrued interest                                  2,173         1,431
  Accrued taxes other than income taxes               285           262
  Other current liabilities                         2,314         2,032
                                                  -------       -------
                                                   15,242         9,410
                                                  -------       -------
Deferred income taxes                              12,809        14,414
Unamortized investment tax credits                  2,469         2,523
Advances for construction                          33,555        32,616
Contributions in aid of construction               29,252        28,164
Deferred revenue                                      951           954
Other nonconcurrent liabilities                     1,654         1,640
Commitments and contingency
                                                  -------       -------
                                               $  262,530       256,851
                                                  =======       =======

SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Years ended December 31, dollars in thousands, except share data)
                                             1994      1993      1992
                                           ------    ------    ------

Operating revenue                     $    99,422    95,045    89,109
Operating expense:
  Operation:
    Purchased water                        18,229    20,001    19,181
    Power                                   5,470     4,164     4,123
    Pump taxes                             17,356    13,095    14,628
    Other                                  21,593    19,756    16,252
  Maintenance                               6,289     5,417     4,397
  Property taxes and other nonincome taxes  3,039     2,758     2,633
  Depreciation                              7,292     6,823     6,153
  Income taxes                              6,387     8,071     7,619
                                         --------  --------  --------
                                           85,655    80,085    74,986
                                        --------- ---------  --------
  Operating income                         13,767    14,960    14,123

Other (expense) income:
   Interest on long-term debt              (5,082)   (4,489)   (4,002)
   Dividends                                1,089     1,056         -
   Other                                      128       240       106
                                        --------- --------- ---------
   Net income                         $     9,902    11,767    10,227
                                        ========= ========= =========
Earnings per share                    $      3.05      3.64      3.60
                                        ========= ========= =========
Weighted average shares outstanding     3,250,746 3,236,992 2,837,788
                                        ========= ========= =========

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
COMMON SHAREHOLDERS' EQUITY
(dollars in thousands)                        Cumulative
                          Additional          Change in     Total Common
                   Common  Paid-in  Retained  Market Value  Shareholders'
                   Stock   Capital  Earnings  of investment  Equity
                   ------- -------  -------  -----------     -----------
Balances,
 December 31 1991 $ 8,868   8,839   59,667           -       77,374
Net income              -       -   10,227           -       10,227
Dividends paid          -       -   (6,044)          -       (6,044)
Common stock
 issued             1,240  13,358        -           -       14,598
                  -------  ------  -------       -----       ------
Balances,
 December 31 1992  10,108  22,197   63,850           -       96,155
Purchase price
 adjustment             8    (434)       -           -         (426)
Net income              -       -   11,767           -       11,767
Dividends paid          -       -   (6,637)          -       (6,637)
Implementation of
 change in accounting
 for investment net of
 tax effect
 of $1,579              -       -        -       2,271        2,271
                  -------  -------  -------     ------       ------
Balances,
 December 31 1993  10,116  21,763   68,980       2,271      103,130
Purchase price
 adjustment            43     445        -           -          488
Net income              -       -    9,902           -        9,902
Dividends paid          -       -   (6,826)          -       (6,826)
Change in market
 value of investment,
 net of tax effect
 of $1,804              -       -        -      (2,596)      (2,596)
                   ------  ------   ------      ------       ------
Balances,
December 31 1994 $ 10,159  22,208   72,056        (325)     104,098
                   ======  ======   ======      ======      =======

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended December 31
(dollars in thousands)                            1994     1993    1992
                                                ------   ------  ------

Operating activities:
Net income                                     $ 9,902   11,767  10,227
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation                                    7,292    6,823   6,153
 Deferred income taxes and credits                 144    1,813     621
 Changes in operating assets and liabilities:
  Accounts receivable and accrued utility revenue (515)     525   3,482
   Accounts payable and other current liabilities  828     (654)    707
   Accrued pump taxes and purchased water          (61)   1,074    (148)
   Conservation fees                                 -   (1,477)  1,477
   Income taxes payable                              -        -  (4,275)
   Other changes, net                              864     (561)    740
                                               -------   ------   -----
Net cash provided by operating activities       18,454   19,310  18,984
                                                ------   ------  ------
Investing activities:
 Additions to utility plant                    (17,350) (22,134)(19,083)
 Cost to retire utility plant, net of salvage     (572)    (251)   (174)
 Acquisition costs, net of cash acquired             -        -    (291)
 Additions to nonutility property                 (611)  (1,497)      -
 Temporary investments                               -    3,600  (3,600)
                                                ------  -------  -------
Net cash used in investing activities          (18,533) (20,282)(23,148)
                                               -------   ------  ------
Financing activities:
 Dividends paid                                 (6,826)  (6,637) (6,044)
 Repayment of line of credit                    (2,400)  (1,675)(12,800)
 Borrowings from line of credit                  7,200        -  10,100
 Advances and contributions in aid of
   construction                                  4,393    6,501   3,269
 Refunds of advances                            (1,569)  (1,610) (1,722)
 Proceeds from issuance of long-term debt            -   30,000  20,000
 Principal payments of long-term debt           (2,000) (28,665) (3,945)
                                                ------   ------   ------
Net cash provided by (used in)
 financing activities                           (1,202)  (2,086)  8,858
                                                ------    -----   -----
Net change in cash and equivalents              (1,281)  (3,058)  4,694
Cash and equivalents, beginning of year          2,558    5,616     922
                                                ------   ------   -----
Cash and equivalents, end of year             $  1,277    2,558   5,616
                                                ======   ======   =====

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1994, 1993 and 1992
(Dollars in thousands, except share data)

Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

  SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (CPUC) and conform to generally accepted accounting principles for rate regulated public utilities.

  Utility Plant - The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 1994, 1993 and 1992 was $103, $769 and $407, respectively. Construction in progress was $2,658 in 1994 and $3,233 in 1993.

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

  Cash and Equivalents - Cash equivalents include certain highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

  Investment in California Water Service Company- Effective December 31, 1993, SJW Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement SJW Corp.'s investment in California Water Service Company is reported at quoted market price, with the unrealized gain or loss excluded from earnings and reported as a separate component of common shareholders' equity. The adoption of SFAS No. 115 resulted in increases in: investment in California Water Service Company, $3,850; deferred income taxes, $1,579; and common shareholders' equity, $2,271, at December 31, 1993.

  The fair value of SJW Corp.'s investment in California Water Service Company approximated $17,599 and $21,999 as of December 31, 1994 and 1993, respectively. The reduction in fair value, $4,400, net of the related tax effect, $1,804, is partially offset by the unrealized gain of $2,271 at December 31, 1993, and resulted in a net unrealized loss on investment of $325 as of December 31, 1994.

  Other Assets - Debt reacquisition costs are amortized over the term of the new debt. Debt issuance costs are amortized over the life of each issue. The excess cost over fair market value of net assets acquired is recorded as goodwill and amortized over the periods estimated to be benefited, not exceeding 40 years.

  Income Taxes - Effective January 1, 1993 SJW Corp. adopted SFAS No. 109, "Accounting for Income Taxes". Prior year financial statements have not been restated to apply the provisions of SFAS No. 109 which require a change from the deferred method to the asset and liability method. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the effect of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates applicable to future years.

  The adoption of SFAS No. 109 had the effect of increasing net deferred tax liabilities by $8,500 and of effecting corresponding $5,000 and $3,500 increases in investment in California Water Service Company and regulatory asset at January 1, 1993. Management believes the increase in net deferred tax liabilities recorded as a result of adopting SFAS No. 109 will be recovered through future rates and has recorded a regulatory asset for this probable future revenue. As a result of recording a net regulatory asset, there was no material effect on the consolidated results of operations.

  To the extent permitted by the CPUC, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.

  Advances for Construction and Contributions in Aid of Construction - Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 1995 are $1,400.

  Contributions in aid of construction represent funds received from developers that are not refundable under CPUC regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.

  Customer advances and contributions in aid of construction received subsequent to 1986 generally must be included in federal taxable income. Beginning in 1992, advances and contributions are also included in state taxable income. Taxes paid relating to advances and contributions are recorded as deferred tax assets for financial reporting purposes and amortized over 40 years for advances, and over the tax depreciable life of the related asset for contributions.

  Revenue - Revenue of San Jose Water Company includes amounts billed to customers, unbilled amounts based on estimated usage from the latest meter reading to the end of the year, and recoverable net revenue losses resulting from water conservation programs. Western Precision, Inc. records revenue as orders are shipped.

  Included in 1993 operating revenue is $1,200 relating to the recovery of prior years' conservation expenses. Operating revenue also includes $327 in 1993 and $1,900 in 1992 related to recoverable net revenue lost due to conservation programs.

  Earnings Per Share - Per share data are calculated using net income divided by the weighted average number of shares outstanding during the year, excluding in 1993 and 1992, contingently returnable shares.

Note 2

CAPITALIZATION

  In connection with the acquisition of Roscoe Moss Company (subsequently renamed Western Precision, Inc.), the sellers agreed to return a portion of the common shares received in the transaction in the event the acquired enterprise does not achieve a three-year earnings target. Shares of common stock issued and outstanding include 13,754 and 21,181 shares contingently returnable to the company as of December 31, 1993 and 1992, respectively. As of December 31, 1994, there were no contingently returnable shares outstanding. Additionally, 5,020 shares of common stock were returned to SJW Corp. in 1993 as the result of a purchased price adjustment of the acquired entity.

  At December 31, 1994, 1993 and 1992, 176,407 shares of preferred stock were authorized and unissued.

Note 3

LINE OF CREDIT

  San Jose Water Company has available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $15,000. This line of credit bears interest at variable rates and expires April 30, 1995.

Note 4

LONG-TERM DEBT

     Long-term debt as of December 31 was as follows:

Description   Due          1994      1993

First mortgage bonds:
                       M  4.65%     1994       $    -     2,000
                       N  4.85%     1995        1,500     1,500
                       O  6.5%      1996        1,000     1,000
                       P  6.5%      1997        1,500     1,500
                       -----------------------------------------
                                                4,000     6,000
Senior Notes:
                       A  8.58%     2022       20,000    20,000
                       B  7.37%     2024       30,000    30,000
                       C  9.45%     2020       10,000    10,000
                       ----------------------------------------
                                               64,000    66,000
Less current maturities                         1,500     2,000
                       ----------------------------------------
                                              $62,500    64,000

  In 1993, San Jose Water Company issued $30,000 in Series B senior notes and retired, ahead of scheduled maturity dates, various series of first mortgage bonds totaling $22,503. Additionally, the company exchanged Series C senior notes for $10,000 of Series AA first mortgage bonds.

  First mortgage bonds and senior notes are obligations of San Jose Water Company. Maturities of long-term debt, including sinking fund requirements, amount to $1,500 in 1995, $1,000 in 1996, and $1,500 in 1997.

  Substantially all utility plant is pledged as collateral for first mortgage bonds. Senior notes are unsecured. All of San Jose Water Company's debt is privately placed. The fair value of long-term debt, including current maturities, as of December 31, 1994 was approximately $66,200 based on the amount of essentially risk-free assets the company would have to place in trust to extinguish these obligations.

Note 5

INCOME TAXES

  The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes:
                                  1994    1993    1992
Computed "expected" federal
  income tax at the
  statutory rate               $ 5,701   6,943   6,068
Increase (decrease) in taxes
  attributable to:
    Utility plant basis            448     464     414
    State taxes, net of federal
      income tax benefit           985   1,199   1,092
    Dividend received deduction   (267)   (259)      -
    Other items, net              (480)   (276)     45
                                 -----   -----   -----
                                $6,387   8,071   7,619
                                 =====   =====   =====
The components of income tax expense were:
                                  1994    1993    1992
Current:
  Federal                       $4,276   4,729   5,003
  State                          1,683   1,775   1,940
Deferred:
  Advances and contributions    (1,361) (1,641)   (837)
  Depreciation                   1,655   1,535   1,802
  Other                            134   1,673    (289)
                                 -----   -----   -----
                                $6,387   8,071   7,619
                                 =====   =====   =====

The components of the net deferred tax liability as of December 31 were as follows:
                                          1994    1993
Deferred tax assets:
  Advances and contributions          $  9,751   8,599
  Unamortized investment tax credit      1,359   1,366
  Pensions and postretirement
    benefits                               693     619
  California franchise tax                 420     462
  Other                                    104     164
                                        ------  ------
Total deferred tax assets               12,327  11,210
                                        ------  ------
Deferred tax liabilities:
  Utility plant                         18,424  17,111
  Investment                             4,961   6,765
  Debt reacquisition costs               1,456   1,506
  Other                                    295     242
                                        ------  ------
Total deferred tax liabilities          25,136  25,624
                                        ------  ------
Net deferred tax liabilities         $  12,809  14,414
                                        ======  ======

Note 6

EMPLOYEE BENEFIT PLANS

  Pension Plans - San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. San Jose Water Company's policy is to contribute the net periodic pension cost calculated under generally accepted accounting principles to the extent it is tax deductible.

  San Jose Water Company has a Supplemental Executive Retirement Plan which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to amounts received under the company's retirement plans. The annual cost of this plan has been included in the determination of the net periodic pension cost shown below. The plan, which is unfunded, had a projected benefit obligation of $928 and $887 as of December 31, 1994 and 1993, respectively, and net periodic pension cost of $152, $139 and $7 for 1994, 1993 and 1992, respectively.

  Net periodic pension cost for defined benefit plans was as follows:
                                          1994    1993    1992
Service cost-benefits earned
  during the period                     $  637     572     666
Interest cost on projected
  benefit obligation                     1,290   1,256   1,047
Actual return on plan assets               347  (1,368) (1,000)
Net amortization and deferral           (1,802)    (69)   (556)
                                         -----   -----   -----
                                        $  472     391     157
                                         =====   =====   =====
  The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension plans as of December 31 were as follows:

                                                  1994      1993
Actuarial present value of
  accumulated benefit obligation,
  including vested benefits of
  $11,821 and $13,518                          $12,717    13,842
                                                ======    ======
Projected benefit obligation                   (16,095)  (17,883)
Plan assets at fair value                       18,159    18,786
                                                ------    ------
Plan assets in excess
  of projected benefit obligation                2,064       903
Unrecognized net gain                           (4,657)   (3,533)
Prior service cost not recognized
  in net periodic pension cost                   1,502     1,633
Unrecognized net obligation at
  January 1, 1987 and 1992 being
  recognized over 15 and 13.7 years                226       230
                                                 -----     -----
Accrued pension cost included
  in other current liabilities                   $(865)     (767)
                                                 =====     =====

  The plans invest primarily in listed stocks, bonds, government securities and cash and use the projected unit credit actuarial cost method. Average remaining service lives were 14.9 years for 1994 and 15.1 years for 1993.

  In determining net periodic pension cost for 1994, 1993 and 1992 the following assumptions were used: weighted average discount rate, 7.0%, 8.0% and 8.0%, respectively; compensation growth rate, 5.0%, 6.0% and 6.0%, respectively; and rate of return on plan assets, 8.0% for all years. In determining accrued pension cost as of December 31, 1994 and 1993, the following assumptions were used: weighted average discount rate, 8.5% and 7.0%, respectively; and compensation growth rate, 5.0% for both years.


  Savings Plans - San Jose Water Company sponsors savings plans which allow employees to defer and contribute a portion of their earnings to the plans. Contributions, not to exceed set limits, are matched 50% by the company. Company contributions were $266, $241 and $232 in 1994, 1993 and 1992, respectively.


  Other Postretirement Benefits - In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. The Plan was amended in 1993 to reduce benefits and increase eligibility requirements. The changes reduced the 1993 net periodic postretirement benefit cost by approximately 50%.

  Net periodic postretirement benefit cost was as follows:

                                            1994  1993  1992
Service cost - benefits earned
  during the period                         $ 40    43    89
Interest cost on benefit obligation           89   102   182
Amortization of transition
  obligation over 20 years                    50    59   116
                                             ---   ---   ---
                                           $ 179   204   387

  Expense recognized in 1994, 1993 and 1992 amounted to $200. The difference between the net periodic postretirement benefit cost shown above and the amount recognized in the accompanying consolidated financial statements is recoverable in future rates and has been recorded as a regulatory asset. Benefits paid were $72, $70, and $71 in 1994, 1993 and 1992, respectively.

  The Plan's combined funded status and the related accrual as of December 31 were as follows:

                                           1994      1993
Accumulated postretirement
  benefit obligation:
    Retirees                            $ (593)      (690)
    Active plan participants:
      Fully eligible                      (112)      (176)
      Other                               (390)      (753)
                                         -----      -----
                                        (1,095)    (1,619)
Plan assets                                139         62
                                         -----      -----
Accumulated postretirement
  obligation in excess of plan assets     (956)    (1,557)
Unrecognized net gain from
  past experience and changes in
  assumptions                             (480)        92
Unrecognized net transition
  obligation                             1,004      1,064
                                         -----      -----
Accrued postretirement benefit cost
  included in other current liabilities $ (432)      (401)

  For measurement purposes, an 8.5% annual increase in the per capita cost of covered health care benefits was assumed for 1995; this increase was assumed to decrease gradually to 5% by 2002 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5% for 1994 and 7% for 1993. In determining the net periodic postretirement benefit cost, 7% and 8% discount rates were used respectively for 1994 and 1993.

  The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $61 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $15.

Note 7

COMMITMENTS

San Jose Water Company purchases water from the Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1 and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051.

San Jose Water Company is obligated to purchase a minimum of 90% of the delivery schedule. The amount of water purchased in any year may not be less than 95% of the highest amount agreed to be purchased in any year of the current three-year schedule.

Based on current prices and estimated deliveries, San Jose Water Company expects to purchase at least $18,000 of water from SCVWD in each contract year ending June 30, 1995 through 1996.

San Jose Water Company and Western Precision, Inc. have combined operating lease commitments amounting to approximately $268 for 1995, $156 for 1996, and $85 for 1997 through 1999.

Note 8

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on cash flows and noncash transaction is as follows:
                                        1994      1993      1992
Cash paid during the year for:
  Interest                            $4,482     4,998     4,041
  Income taxes                         5,760     8,028    11,485

Noncash Investing and Financing
Activities:
  Fair value of assets
    acquired                              -          -    16,450
  Liabilities assumed                     -          -     1,752
  Stock issued (net)                      -          -    14,698
  Series C senior notes exchanged
     for Series AA first mortgage
     bonds                                -     10,000         -
  Adjustments to purchase price         488       (426)        -

Note 9

CONTINGENCY

  In October, 1993 San Jose Water Company was named as a defendant in a lawsuit filed in San Jose, California, seeking damages resulting from the flooding of a local title company's basement. In 1992, a large diameter water line providing standby fire protection service to the title company ruptured, filling the basement and an abandoned oil cistern in that basement with water, damaging the real property and the title company's records. The company maintains that the failed pipeline was the property of the building owner and that the company is not liable for any damage.

  Due to the impact of the oil, San Jose Water Company's insurer has reserved its rights to deny coverage, but is providing the defense. Trial began in January 1995, and certain legal issues may generate appeals. Because of the uncertainties of liability and insurance coverage issues, the company at this time has no certain measure on the size of loss, if any, to the company. If a judgment is found against the company, it is believed that the award would be within the limits of the company's insurance coverages, but that some or all of the company's insurers may deny the resulting duty to indemnify, leading to further insurance coverage litigation.

NOTE 10

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows:

                                      1994 Quarter Ended
                               March       June    September    December

Operating revenue           $ 18,991     26,715    31,888     21,828
Operating income               1,786      4,086     4,895      3,000
Net income                       824      3,137     3,923      2,018
Earnings per share               .25        .97      1.21        .62
Market price range of
  stock:
    High                      42 1/2     39 1/8    36 1/8         36
    Low                       37 7/8     35 1/2    34 1/2     31 3/4
Dividends per share             .525       .525      .525       .525

                                      1993 Quarter Ended
                                March       June   September    December

Operating revenue            $ 17,176     23,847    31,469    22,553
Operating income                2,308      3,372     5,673     3,607
Net income                      1,391      2,397     4,695     3,284
Earnings per share  .              43        .74      1.45      1.02
Market price range of
  stock:
    High                           41     39 5/8        39    40 1/4
    Low                        34 3/4     35 7/8    36 1/4    35 3/4
Dividends per share               .51        .51       .51       .51

                                                           Schedule II
                                  SJW CORP.                -------------
                      Valuation and Qualifying Accounts and Reserves
                       Years ended December 31, 1994, 1993 and 1992

Description                      1994        1993       1992
-----------                    ------      ------     ------
Allowance for
doubtful accounts
Balance, beginning of period  $ 50,000     50,000    50,000
Charged to expense             188,171    203,854   223,345
Accounts written off          (226,962)  (249,036) (264,105)
Recoveries of accounts
written off                     38,791     45,182    40,760
                               -------    -------   -------
Balance, ending of period       50,000     50,000    50,000
                               =======    =======   =======
Reserve for self insurance
 Balance, beginning of period  456,191    447,734   150,000
Charged to expense             200,000    110,000   365,000
Payments                      (346,724)  (101,543)  (67,266)
                               -------    -------   -------
Balance, ending of period   $  309,467    456,191   447,734
                               =======    =======   =======


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS OF THE REGISTRANT

A brief biography of each nominee (including the nominee's business experience during the past 5 years) is set forth below. All nominees are currently directors of SJW Corp. (the Corporation) and have served in such capacity since the Corporation was organized in 1985, except Mr. Gibson who has served since 1986, Mr. DiNapoli who has served since 1989, Mr. Toeniskoetter who has served since 1991, Mr. Cali who has served since 1992 and Mr. Roth who was elected to the Board on October 20, 1994. All nominees are also directors of San Jose Water Company, a wholly-owned public utility water corporation subsidiary of the Corporation and SJW Land Company, a wholly owned real estate development company subsidiary of the Corporation. It is the Corporation's intention to appoint all persons elected as directors of the Corporation at the annual meeting to be directors of San Jose Water Company and SJW Land Company for a concurrent term.

MARK L. CALI, Attorney at Law, with the firm, Bledsoe, Cathcart, Diestel, Livingston and Pedersen. Formerly he was with the firm Jencks & Hunt from May 1994 through October 1994 and prior to that with Ropers, Majeski, Kohn, Bentley, Wagner and Kane from October 1990 through May 1994. Before his employment as an attorney, Mr. Cali attended Santa Clara University Law School. Mr. Cali, age 29, has served as a director of San Jose Water Company since 1992.

J. PHILIP DiNAPOLI, Attorney at Law, Chairman of Citation Insurance Company (Worker's Compensation specialty carrier) and Comerica California Inc. (California bank holding company); he serves as a director of Comerica, Inc. (bank holding company) and Comerica Bank-California (bank); he is also the owner of DiNapoli Development Company (real estate development company). Mr. DiNapoli, age 55, is a member of the Audit Committee and has served as a director of the San Jose Water Company since 1989. Mr. DiNapoli is a general partner of a partnership which owned, through another general partnership, certain real estate in San Jose, California. In 1993, a nonrecourse loan to the partnership secured by the real estate was declared in default and the lender put the property in receivership and foreclosed on the property. This property was only one of many real estate investments of Mr. DiNapoli and was not material in relation to his total net worth.

DREW GIBSON, President of the Gibson Speno Company (real estate development and investment company) and President of the Gibson Speno Management Company (management company). He also serves as a director of Comerica California Inc. (California bank holding company) and its subsidiary Comerica Bank-California
(bank). Mr. Gibson, age 52, is a member of the Audit and Compensation Committees and has served as a director of San Jose Water Company since 1986.

RONALD R. JAMES, President Emeritus of the San Jose Chamber of Commerce (business promotion organization), formerly President and Chief Executive Officer of the Chamber. Mr. James, age 66, is a member of the Executive, Audit and Compensation Committees and has served as a director of San Jose Water Company since 1974.

GEORGE E. MOSS, Vice Chairman of the Board of Roscoe Moss Manufacturing Company (manufacturer of steel water pipe and well casing). Mr. Moss was formerly President of the Roscoe Moss Company (holding company). Mr. Moss, age 63, is a member of the Compensation Committee and has served as a director of San Jose Water Company since 1984. Mr. Moss also serves as a director of Western Precision, Inc.

ROSCOE MOSS, JR., Chairman of the Board of Roscoe Moss Manufacturing Company (manufacturer of steel water pipe and well casing). Mr. Moss was formerly Chairman of the Board of Roscoe Moss Company (holding company). Mr. Moss, age 65, is a member of the Corporation's Executive and Compensation Committees. Mr. Moss has served as a director of San Jose Water Company since 1980. Mr. Moss also serves as a director of Western Precision, Inc.

W.R. ROTH, Vice President since April 1992 and Chief Financial Officer and Treasurer of the Corporation since January 1990. He has been President and Chief Operating Officer of San Jose Water Company since October 1994. He was Vice President of San Jose Water Company from April 1992 until July 1994 and Senior Vice President from July 1994 until October 1994. He served as Chief Financial Officer and Treasurer from January 1990 until October 1994. Prior to January 1990, Mr. Roth was employed as a Senior Manager with KPMG Peat Marwick. Mr. Roth, age 42, was elected as a director of San Jose Water Company and SJW Land Company on October 20, 1994.

CHARLES J. TOENISKOETTER, President of Toeniskoetter & Breeding Inc. (construction and real estate development company). Mr. Toeniskoetter, age 50, is a member of the Audit Committee and has served as a director of San Jose Water Company since 1991.

J.W. WEINHARDT, President and Chief Executive Officer of the Corporation; Chairman of the Board and Chief Executive Officer of San Jose Water Company. Prior to his election to Chairman of the Board in October 1994, he was President of the San Jose Water Company. Mr. Weinhardt, age 64, is a member of the Corporation's Executive Committee and has served as a director of San Jose Water Company since 1975 and Western Precision Inc., since 1992. Mr. Weinhardt also serves as a director of California Water Service Company, SJNB Financial Corp. and its subsidiary San Jose National Bank.

Nominees Roscoe Moss, Jr. and George Moss are brothers. Other than the family relationship described in the preceding sentence, no nominee has any family relationship with any other nominee or with any executive officer.

In the unanticipated event that a nominee is unable or declines to serve as a director at the time of the annual meeting or other organization that is a parent, subsidiary, or other affiliate of the corporation, proxies will be voted for any nominee named by the present Board of Directors to fill the vacancy. As of the date of this Proxy Statement, the Corporation is not aware of any nominee who is unable or will decline to serve as a director.

No nominee is or has been employed in his principal occupation or employment during the past 5 years by a corporation or other organization that is a parent, subsidiary, or other affiliate of the Corporation, other than Mr. Weinhardt and Mr. Roth whose employment relationship with San Jose Water Company is described above and Mr. George Moss and Mr. Roscoe Moss, Jr. whose former employment relationship with the Roscoe Moss Company (now Western Precision, Inc.), a subsidiary of the corporation is described above.

The Corporation and San Jose Water Company pay their non-employee directors annual retainers of $3,000 and $13,200, respectively. In addition, all directors of the Corporation and San Jose Water Company are paid $700 for each Board or committee meeting attended. SJW Land Company directors are paid $250 for each Board meeting attended.

Upon ceasing to serve as a director of the Corporation or San Jose Water Company, as the case may be, directors or their estate are currently entitled to receive from the respective corporation a benefit equal to the annual retainer paid to its directors. This benefit will be paid for the number of years the director served on the board up to a maximum of 10 years.

The Board of Directors has an Executive Committee, an Executive Compensation Committee and an Audit Committee. The Audit Committee reviews the results of the annual audit, the financial statements, any supplemental management information submitted by the auditors, and internal accounting and control procedures. It also recommends the selection of auditors to the Corporation's shareholders. The Compensation Committee reviews and recommends to the Board of Directors appropriate compensation for executive officers of the corporation. There is no standing nominating committee. During 1994, there were 4 regular meetings of the Board of Directors and 3 regular meetings of the Audit Committee and 2 meetings of the Executive Compensation Committee. All directors attended at least 75% of all Board and applicable committee meetings.

Executive Officers of the Registrant.

Name            Age  Offices and Experience

J. W. Weinhardt  64  SJW Corp. - President, Chief Executive Officer,
                     Director and Member of the Executive Committee of the Board of Directors since 1985.

                     San Jose Water Company - Chairman of the Board since October 1994, President, Chief Executive Officer, Director and Member of the Executive Committee of the Board of Directors since 1974. Mr. Weinhardt has been with San Jose Water Company since 1963.

W. R. Roth       42  SJW Corp. - Vice President, Chief Financial
                     Officer and Treasurer since April 1992, Chief
                     Financial Officer and Treasurer since January 1990.

                     San Jose Water Company - President and Chief
                     Operating Officer since October 1994. Senior Vice President since July 1994, Vice President, Finance since April 1992, Chief Financial Officer and Treasurer since January 1990. For the nine consecutive years preceding January 1990 Mr. Roth was employed by KPMG Peat Marwick, the last three years as a Senior Manager.

F. R. Meyer      55  San Jose Water Company - Vice President,
                     Regulatory Affairs since January 1990. Vice
                     President, Finance since 1984 and Chief Financial
                     Officer and Treasurer from 1978 to January 1990.

P. J. Schreiber  57  San Jose Water Company - Vice President,
                     Operations since March 1984 and Directing Manager of Operations since 1978. Mr. Schreiber has been with San Jose Water Company since 1962.

R. J. Balocco    45  San Jose Water Company - Vice President,
                     Administration since March 1992, Manager of
                     Customer Service since January 1985. Mr. Balocco has been with San Jose Water Company since December
                     1982.

B. Y. Nilsen     53  SJW Corp., Secretary since 1985.
                     San Jose Water Company - Secretary since 1983.
                     Ms. Nilsen has been with San Jose Water Company since 1964.

No executive officer has any family relationship to any other executive officer or director. No executive officer is appointed for any set term. There are no agreements or understandings between any executive officer and any other person pursuant to which he was selected as an officer, other than those with directors or officers of SJW Corp. acting solely in their capacities as such.

Compliance With Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's executive officers and directors, and persons who own more than ten percent of a registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the American Stock Exchange. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no other reports were required during 1994, SJW Corp. believes that during 1994 all officers, directors and greater than ten percent beneficial owners were in compliance with all Section 16(a) filing requirements.

Item 11.  Executive Compensation.

The following table contains certain summary information regarding the cash compensation paid by the Corporation and its subsidiaries for each of the corporations last three completed fiscal years to the President and Chief Executive Officer and to four other executive officers whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                Annual Compensation(1)   Long Term Compensation(1)
                ---------------------    -------------------------
                                             Awards     Payouts
                                  Other      ------    --------
Name and                          Annual  Restricted           All Other
Principal                         Compen- Stock   Options/ LTIP  Compen-
Position        Year Salary Bonus  sation  Award(s) SAR's  Payouts sation
-------------   ----  -----  ----- ------ ------  ----- ------  ------
                      ($)     ($)   ($)     ($)     ($)   ($)    ($)
J.W. Weinhardt  1994 268,750                                     8,858(2)
 President      1993 253,750 90,000                              9,297(2)
 and Chief      1992 238,750                                    11,564(2)
 Executive Officer
 SJW Corp., Chairman and
 Chief Executive
 Officer San Jose
 Water Company

W.R. Roth       1994 134,304                                    3,961(3)
 Vice President 1993 114,416                                    3,190(3)
 SJW Corp.,     1992  98,300                                    2,950(3)
 President San
 Jose Water Company
 and Vice President
 Western Precision,
 Inc.

F.R. Meyer      1994 130,500                                   3,915(3)
 Vice President 1993 124,500                                   3,735(3)
 San Jose Water 1992 118,417                                   3,553(3)
 Company

P.J. Schreiber  1994 117,542                                   3,494(3)
 Vice President 1993 112,042                                   3,361(3)
 San Jose Water 1992 106,542                                   3,196(3)
 Company

R.J. Balocco    1994 103,125                                   3,075(3)
 Vice President 1993  98,583                                   2,957(3)
 San Jose Water 1992  92,833                                   2,785(3)
 Company

(1) Long Term Compensation Award or Payout Plans are not provided to employees of the Corporation or its subsidiaries.
(2) Represents matching contributions paid by the San Jose Water Company under its Salary Deferral Plan of $4,500 for 1994, $4,497 for 1993 and $4,364 for 1992, the balance are amounts received for Directors fees.
(3) Represents matching contributions paid by the San Jose Water Company under its Salary Deferral Plan.

The foregoing table does not include benefits provided under San Jose Water Company's Retirement Plan (the "Retirement Plan") or Supplemental Executive Retirement Plan (SERP).

All employees of San Jose Water Company participate in the Retirement Plan. Although subject to adjustment to comply with Internal Revenue Code requirements, the plan's regular benefit formula provides for a monthly retirement benefit equal to 1.6% of the employee's average monthly compensation for each year of credited service. Compensation means the employee's regular salary prior to reduction under the Deferral Plan. The plan also contains a minimum benefit formula which, although also subject to adjustment, provides for a monthly retirement benefit equal up to 55% of the employee's average compensation for the highest 36 consecutive months of compensation less 50% of primary social security benefits. This minimum monthly benefit is reduced by 1/30th for each year of credited service less than 30 years. Benefits vest after 5 years of service or at age 65; there are provisions for early retirement. In addition, in 1992, the Board of Directors of San Jose Water Company adopted a nonqualified, unfunded Supplemental Executive Retirement Plan
(SERP) for certain executives and officers of San Jose Water Company. It is intended that the SERP in combination with the Retirement Plan will provide the covered executives and officers with a total retirement benefit commensurate with executives and officers of other comparable private water utilities. A minimum of twenty years of service is required for vesting in the SERP. The amounts contributed to the Retirement Plan by San Jose Water Company to fund retirement benefits with respect to any individual employee cannot be readily ascertained. The following table sets forth combined estimated retirement benefits, payable as a straight life annuity, assuming retirement at age 65 using the minimum benefit formula and the SERP:

                           PENSION PLAN TABLE

                 Years of service(1)(2)(3)(4)
Average
compensation   15 Years     20 Years   25 Years   30 Years   35 Years

$100,000(5)    $25,000      $ 44,000   $ 49,500   $ 55,000   $ 55,000
$125,000(5)    $31,250      $ 55,000   $ 61,875   $ 68,750   $ 68,750
$150,000(5)    $37,500      $ 66,000   $ 74,250   $ 82,500   $ 82,500
$175,000(5)    $37,500(7)   $ 77,000   $ 86,625   $ 96,250   $ 96,250
$200,000(6)    $37,500(7)   $121,700   $132,700   $143,700   $149,000
$225,000(6)    $37,500(7)   $136,900   $149,200   $161,600   $167,600
$250,000(6)    $37,500(7)   $152,100   $165,800   $179,600   $186,200
$275,000(6)    $37,500(7)   $167,300   $182,400   $197,500   $204,800
$300,000(6)    $37,500(7)   $182,500   $199,000   $215,500   $223,400
$325,000(6)    $37,500(7)   $197,700   $215,600   $233,400   $242,100
$350,000(6)    $37,500(7)   $212,900   $232,200   $251,400   $260,700

(1) The benefits listed in the table under the 15 years column are subject to deduction of 50% of the participant's social security benefits at age 65.
(2) The number of years of credited service and covered compensation at December 31, 1994 is for Mr. Weinhardt, 31, $268,750; Mr. Meyer, 16, $130,500; Mr. Roth,
4, $134,304; Mr. Schreiber, 32, $117,542; Mr. Balocco, 12, $103,125.
(3) Applicable laws and regulations limit the amounts which may be paid.
(4) No additional benefits are accrued at the present time.
(5) Range of benefits apply to Messers. Meyer, Roth and Schreiber only.
(6) Range of benefits apply to Mr. Weinhardt only.
(7) Compensation is limited to $150,000 in 1994 for the Retirement Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Drew Gibson, a director and member of the Corporation's Compensation Committee is a partner in the Gibson Speno Company which was compensated for consulting services as disclosed under Transactions with Management. No member of the Compensation Committee is a former or current officer or employee of the Corporation or any of its subsidiaries.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following sets forth, as of January 1, 1995, the beneficial ownership of shares of the outstanding Common Stock of the Corporation by each director or nominee to the Board, each beneficial owner of more than 5% of the common stock, each officer listed in the summary compensation table and the executive officers of the Corporation as a group. Each nominee has sole voting and sole investment power with respect to the shares of the Corporation's stock listed below (or shares such powers with his spouse).

                                               Amount and   Percent of
                                               Nature of    class
                                   Class of    beneficial   beneficially
Name                               stock       ownership    owned
____                               ________    _________    ________
Directors:

 Mark L. Cali                        Common         2,159      *
 J. Philip DiNapoli                  Common           600      *
 Drew Gibson                         Common           500      *
 Ronald R. James                     Common           200      *
 George E. Moss                      Common      527,156(1)    16.2%(2)
 Roscoe Moss, Jr.                    Common      521,878       16.1%(2)
 W.R. Roth                           Common           100      *
 Charles J. Toeniskoetter            Common           100      *
 J.W. Weinhardt                      Common         5,150      *
Executive Officers:
 Fred R. Meyer                       Common           900      *
 P.J. Schreiber                      Common         1,162      *
 R.J. Balocco                        Common           186      *
All directors and executive officers
 as a group (14 individuals)         Common     1,061,455     32.6%

*Denotes an amount less than 1%.
(1) Mr. Moss disclaims beneficial ownership as to 148,483 shares.
(2) The address for Mr. George E. Moss and Mr. Roscoe Moss, Jr. is 4360 Worth Street, Los Angeles, CA 90063.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Management

SJW Land Company and San Jose Water Company, subsidiaries of the Corporation, retained Gibson Speno Company, of which Mr. Gibson, a director of the Corporation, is a partner, to perform certain consulting services during the year 1994. The Gibson Speno Company was paid $125,000 for consulting services and reimbursed $75,606 for reimbursement of subcontractor costs.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) (1) Financial Statements

                                                                 Page

Independent Auditors' Report, January 20, 1995                    15

     Consolidated Balance Sheet as of December 31, 1994 and 1993   16

     Consolidated Statement of Income for the years ended
       December 31, 1994, 1993 and 1992                            18

     Consolidated Statement of Changes in Common Shareholders' Equity
       for the years ended December 31, 1994, 1993 and 1992        19

     Consolidated Statement of Cash Flow for the years ended
       December 31, 1994, 1993 and 1992                            20

     Notes to Consolidated Financial Statements                    21

     (2)  Financial Statement Schedule:

           Schedule
            Number
              II      Valuation and Qualifying Accounts and
                        Reserves, Years ended December 31,
                        1994, 1993 and 1992                         29

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3)    Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index on pages 38 through 39 of this document.

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated.

(b)         Report on Form 8-K.
      There have been no reports filed on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SJW CORP.
Date: January 26, 1995                    By /s/  J. W. Weinhardt
                                             J. W. WEINHARDT, President,
                                             Chief Executive Officer and
                                             Member, Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 26, 1995                    By /s/ J. W. Weinhardt
                                             J. W. WEINHARDT, President,
                                             Chief Executive Officer and
                                             Member, Board of Directors

Date: January 26, 1995                    By /s/ W. R. Roth
                                             W. R. ROTH, Vice President,
                                             Finance and Chief Financial
                                             Officer and Member, Board
                                             of Directors

Date: January 26, 1995                    By /s/ G. W. Clements
                                             G. W. CLEMENTS, Controller

Date: January 26, 1995                    By /s/ Mark L. Cali
                                             MARK L. CALI
                                             Member, Board of Directors

Date: January 26, 1995                    By /s/J. Philip DiNapoli
                                             J. PHILIP DINAPOLI
                                             Member, Board of Directors

Date: January 26, 1995                    By /s/Drew Gibson
                                             DREW GIBSON
                                             Member, Board of Directors

Date: January 26, 1995                    By /s/Ronald R. James
                                             RONALD R. JAMES
                                             Member, Board of Directors

Date: January 26, 1995                    By /s/George E. Moss
                                             GEORGE E. MOSS
                                             Member, Board of Directors

Date: January 26, 1995                    By /s/Roscoe Moss, Jr.
                                             ROSCOE MOSS, JR.
                                             Member, Board of Directors

Date: January 26, 1995                    By /s/Charles J. Toeniskoetter
                                             CHARLES J. TOENISKOETTER
                                             Member, Board of Directors

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

  21     Subsidiaries of the Registrant.  Filed as an Exhibit
to Annual Report on Form 10-K for the year ended December 31, 1992.
S.E.C. File No. 1-8966.                                            NA

  99     Additional Exhibits:  None
                                 39