Form 10-Q
period 1995-03-31
SJW CORP
filed 1995-05-15
CIK 766829

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended   March 31, 1995

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

Yes  x   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of April 1, 1995 and as of the date of this report are 3,250,746.


                      PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                 (In thousands, except per share amounts)

                                   THREE MONTHS ENDED
                                        MARCH 31
                                   1995           1994
                                   ---------------------

Operating revenue             $    18,239         18,991

Operating expense:
  Operation:
    Purchased water                 3,304          3,489
    Power                             596            757
    Pump taxes                      2,062          2,794
    Other                           5,309          5,641
  Maintenance                       1,702          1,825
  Property and other
    nonincome taxes                   827            716
  Depreciation                      1,923          1,354
  Income taxes                        603            629
                                   ---------------------
                                   16,326         17,205
                                   ---------------------
  Operating income                  1,913          1,786

Other income                          129            147
Dividend income                       280            272
Interest and other charges         (1,478)        (1,381)
                                   ---------------------
  Net income                  $       844            824
                                   =====================
Earnings per share of
  common stock                $      0.26           0.25
                                   =====================
Dividends per share
  of common stock             $      0.54          0.525
                                   =====================
Weighted average outstanding
  common shares                 3,250,746      3,236,992
                                ========================
                        SJW CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                              (In thousands)
                                             MARCH 31    DECEMBER 31
                                                1995        1994
                         ASSETS              -----------------------
Utility plant                           $    310,733        308,515
Less accumulated depreciation                 96,369         95,083
                                             ----------------------
     Net utility plant                       214,364        213,432
Nonutility property                            6,475          7,178
Current assets:
  Cash and equivalents                         2,287          1,277
  Accounts receivable and accrued revenue      6,798          8,540
  Prepaid expenses and other                     917          3,689
                                             ----------------------
                                              10,002         13,506
Other assets:
  Investment in California Water Service Co.  16,431         17,599
  Debt issuance and reacquisition costs        4,225          4,262
  Regulatory asset                             3,665          3,672
  Goodwill                                     2,320          2,341
  Other                                          528            540
                                             ----------------------
  Total other assets                          27,169         28,414
                                             ----------------------
                                        $    258,010        262,530
                                             ======================

                      CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                          $     10,159         10,159
  Additional paid-in capital                  22,208         22,208
  Retained earnings                           71,145         72,056
  Unrealized loss on investment               (1,015)          (325)
                                             ----------------------
    Total common shareholders' equity        102,497        104,098
Long-term debt, less current maturities       62,500         62,500
                                             ----------------------
    Total capitalization                     164,997        166,598
Current liabilities:
  Current maturities of long-term debt         1,500          1,500
  Line of credit                               3,800          4,800
  Accounts payable                               568            967
  Accrued interest                             1,487          2,173
  Accrued pump taxes and purchased water       1,946          3,203
  Income taxes payable                           237              0
  Postretirement benefits                        992            507
  Other current liabilities                    2,177          2,092
                                             ----------------------
    Total current liabilities                 12,707         15,242
Deferred income taxes and tax credits         15,073         15,278
Other noncurrent liabilities                   2,345          2,605
Advances for and contributions in aid
  of construction                             62,888         62,807
                                             ----------------------
                                        $    258,010        262,530
                                             ======================

                        SJW CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)
                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                    1995     1994
Operating activities:                             ----------------
  Net income                                          844      824
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                    1,923    1,825
    Deferred income taxes and credits                 252      283
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue       1,742      166
      Prepaid expenses and other                    2,772      297
      Accounts payable and other
        current liabilities                          (314)     872
      Accrued pump taxes and purchased water       (1,257)    (873)
      Income taxes payable                            237      384
      Accrued interest                               (686)      78
      Other changes, net                             (845)    (207)
                                                  ----------------
Net cash provided by operating activities           4,668    3,649
                                                  ----------------
Investing activities:
  Additions to utility plant                       (2,937)  (4,859)
  Additions to nonutility property                    (79)    (224)
  Cost to retire utility plant                       (129)     (52)
  Temporary investments                                 0      195
  Net cash proceeds from sale of machine shop       1,954        0
                                                  ----------------
Net cash used in investing activities              (1,191)  (4,940)
                                                  ----------------
Financing activities:
  Dividends paid                                   (1,755)  (1,707)
  Line of credit                                   (1,000)   1,100
  Advances and contributions in aid of
    construction                                      507      799
  Refunds of advances                                (219)    (239)
                                                  ----------------
Net cash used in financing activities              (2,467)     (47)
                                                  ----------------
Net change in cash and equivalents                  1,010   (1,338)
                                                  ----------------
Cash and equivalents, beginning of period           1,277    2,363
                                                  ----------------
Cash and equivalents, end of period          $      2,287    1,025
                                                  ================
Supplemental disclosures of cash flow information:
  Cash paid (credited) during period for:
    Interest                                 $      2,069    1,229
    Income taxes                             $     (1,294)       0

                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1995

     NOTE I - General

       In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

       The Notes to Consolidated Financial Statements incorporated by reference in SJW Corp.'s 1994 Annual
       Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

                    PART I. OTHER INFORMATION
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        On November 1, 1995 San Jose Water Company will redeem at maturity Series N 4.85% first mortgage bonds in the amount of $1,500,000 plus accrued interest.

        At March 31, 1995 San Jose Water Company's weighted average cost of long-term debt was 8.34% (including amortization of debt issuance costs) with an average maturity of approximately 26 years. Under the terms and conditions of the senior note agreements, San Jose Water Company currently has additional long-term financing capacity in excess of $60,000,000.

        On April 28, 1995, San Jose Water Company renewed its unsecured commercial bank line of credit which provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. At April 28, 1995, San Jose Water Company had $1,800,000 outstanding borrowings on its line of credit.

        San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1995 are estimated at $15,907,000. For the five year period from 1995 to 1999, San Jose Water Company's net capital expenditures are estimated to aggregate $80,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

        San Jose Water Company expects cash flow from operations and its bank line of credit will provide the funds necessary to pay for projected capital expenditures through the end of 1995.

        General:

        SJW Corp. is a holding company created in 1985 through an agreement of merger with San Jose Water Company. SJW Corp. has operational and financial flexibility and can engage in nonutility activities. San Jose Water Company is a public utility in the business of providing water service to approximately 921,000 people in the metropolitan San Jose area. SJW Land Company, a wholly-owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Company's headquarters and the San Jose Arena. Western Precision, Inc., a wholly-owned subsidiary acquired in 1992, sold its precision mechanical parts manufacturing facility in March 1995. Western Precision, Inc. was subsequently renamed W P Shell Corporation. The only remaining asset of W P Shell Corporation is 549,976 shares of California Water Service Company.

        Results of Operations:

        Overview

        SJW Corp.'s consolidated net income for the first quarter of 1995 was $844,000, an increase of 2% from $824,000 in the first quarter of 1994. The increase in consolidated net income is due primarily to the decreased variable costs of production resulting from the availability of the lower cost surface water supplies in 1995.

        Operating Revenue

        The change in consolidated operating revenue from the same period in 1994 is due to the following factors:

                                     Three months ended March 31,
        Operating revenue             1995 vs. 1994
                                                Increase/decrease
        _____________________________________________________
        Utility:
         Rate impact             $  243,000             1.3%
          Consumption              (715,000)           (3.8)%
          New customers              95,000              .5%
        Real estate                (22,000)            (0.1)%
        Other operations          (353,000)            (1.9)%
        _____________________________________________________
                                 $(752,000)            (4.0)%
                                    =======             ===

        Other operations revenue decreased primarily due to W P
        Shell Corporation's sale of the machine shop operation.

        Operating expense

        The change in consolidated operating expense, excluding income taxes, from the same period in 1994 is due to the following:





                                 Three months ended March 31,
        Operating Expense             1995 vs. 1994

        Operation and maintenance $(1,062,000)         (6.4)%
        Depreciation                   98,000           0.6%
        General Taxes                 111,000           0.7%
                                   $ (853,000)         (5.1)%


        The decrease in operation and maintenance expense is primarily due to reduced water production cost resulting from the availability of greater surface water supplies, and from lower customer usage.

        Income tax expense decreased $26,000 which is 4% in comparison to the first quarter of 1994.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and is not indicative of the results for the calendar year. Average usage per metered customer in the first quarter of 1995 decreased 5% from the first quarter of 1994.

        Water Supply

        On May 1, 1995, Santa Clara Valley Water District's 10 reservoirs were 98.6% full with 167,796 acre feet of water in storage -- which is above average for the past 20 years. As of May 1, 1995 the water level in the Santa Clara ground water basin exceeded the 30-year average. The heavy rainfall in January and March of 1995 increased the surface water supplies to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

        Regulatory Affairs

        San Jose Water Company intends to file a general rate case application in the second quarter of 1995, for rates to be effective in the second quarter of 1996. Because San Jose Water Company's most recent general rate case decision covered only the three years from 1992 through 1994, it is not authorized to increase rates in 1995.


                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS


        In October, 1993, San Jose Water Company was named as a defendant by Valley Title Company and its insurer in a lawsuit filed in Santa Clara County Superior Court in San Jose, California. Plaintiffs claimed a fire service pipeline ruptured in October, 1992, causing water to flood the title company's basement. The suit asked reimbursement for cleanup costs, damages for lost title records, business related damages and lost rents. San Jose Water Company denied liability, claiming it did not own the portion of the water line that failed. The title company had an unsealed heating oil tank in its basement which flooded and contributed to much of the loss. San Jose Water Company took the position that to the extent the damage to the building and its contents was caused or increased by oil mixed with the water, that increase in damage was solely the responsibility of the title company.

        Plaintiff's insurance carrier claimed expenditures in excess of $5.4 million. During the three month trail which ended in April, 1995, San Jose Water Company's insurance carrier agreed to settle that claim for $3.5 million. At trial, the title company reduced its demand for damages caused by destroyed title files from $21 million to $14 million. The jury awarded the title company $3.0 million, and San Jose Water Company has appealed.

        San Jose Water Company's insurance carrier previously advised that it was defending the lawsuit under a reservation of rights. The insurance carrier stated that to the extent the damage was caused or enhanced by the presence of oil, it had no duty to indemnify the San Jose Water Company due to exclusions in the insurance policy. It appears from the nature of the jury verdict, however, that the jurors found that water, not oil, was the primary cause of the damage to the title company files. Because of the ongoing uncertainties of the appeal process and the insurance company's reservation of rights on indemnification, San Jose Water Company has no certain measure on the size of loss, if any, to the company. San Jose Water Company believes that any final award to plaintiffs will be within the stated limits of the company's insurance coverages.

        No governmental entity is known to have an unresolved claim against San Jose Water Company arising from the release of oil in this incident.

Item 5. OTHER INFORMATION

        On April 20, 1995, the Board of Directors declared the regular quarterly dividend of $.54 per common share. The dividend will be paid June 1, 1995 to shareholders of record as of the close of business on May 1, 1995.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 1995.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1995.
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.

Date: May 5, 1995                  By /s/ W. R. Roth
                                        W. R. ROTH
                                        Chief Financial Officer