Form 10-Q
period 1995-06-30
SJW CORP
filed 1995-08-14
CIK 766829

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1995

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
                 (In thousands, except per share amounts)

                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                   JUNE 30                  JUNE 30
                               1995     1994            1995     1994
                            ------------------         -----------------

Operating revenue        $    23,780    26,715         42,019    45,706

Operating expense:
  Operation:
    Purchased water            5,936     5,251          9,239     8,740
    Power                        934     1,395          1,531     2,152
    Pump taxes                 2,666     4,518          4,728     7,312
    Other                      4,086     5,238          9,395    10,879
  Maintenance                  1,553     1,539          3,254     2,893
  Property and other
    nonincome taxes              624       703          1,452     1,419
  Depreciation                 1,894     1,755          3,817     3,580
  Income taxes                 2,127     2,230          2,729     2,859
                              ----------------         ----------------
                              19,820    22,629         36,145    39,834
                              ----------------         ----------------
  Operating income             3,960     4,086          5,874     5,872

Other income                     223       147            259       294
Dividend income                  187       272            561       544
Interest and other charges    (1,376)   (1,368)        (2,855)   (2,749)
                              ----------------         ----------------
  Net income             $     2,994     3,137          3,839     3,961
                              ================         ================
Earnings per share of
  common stock           $      0.92      0.97           1.18      1.22
                              ================         ================
Dividends per share
  of common stock        $      0.54     0.525           1.08      1.05
                              ================         ================
Weighted average
outstanding common shares  3,250,746 3,236,992      3,250,746 3,236,992
                           ===================      ===================

                        SJW CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                              (In thousands)
                                             JUNE 30    DECEMBER 31
                                                1995        1994
                         ASSETS              ----------------------
Utility plant                           $    314,751        308,515
Less accumulated depreciation                 98,250         95,083
                                             ----------------------
     Net utility plant                       216,501        213,432
Nonutility property                            6,442          7,178
Current assets:
  Cash and equivalents                         1,626          1,277
  Accounts receivable and accrued revenue     10,259          8,540
  Prepaid expenses and other                   1,490          3,689
                                             ----------------------
                                              13,375         13,506
Other assets:
  Investment in California Water Service Co.  17,324         17,599
  Debt issuance and reacquisition costs        4,188          4,262
  Regulatory asset                             3,645          3,672
  Goodwill                                     2,299          2,341
  Other                                          537            540
                                             ----------------------
  Total other assets                          27,993         28,414
                                             ----------------------
                                        $    264,311        262,530
                                             ======================
                      CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                          $     10,159         10,159
  Additional paid-in capital                  22,208         22,208
  Retained earnings                           72,383         72,056
  Unrealized loss on investment                 (487)          (325)
                                             ----------------------
    Total common shareholders' equity        104,263        104,098
Long-term debt, less current maturities       62,500         62,500
                                             ----------------------
    Total capitalization                     166,763        166,598
Current liabilities:
  Current maturities of long-term debt         1,500          1,500
  Line of credit                               1,800          4,800
  Accounts payable                               865            967
  Accrued interest                             2,163          2,173
  Accrued pump taxes and purchased water       3,440          3,203
  Income taxes payable                         2,251              0
  Postretirement benefits                      1,257            507
Other current liabilities                      2,287          2,092
                                             ----------------------
    Total current liabilities                 15,563         15,242
Deferred income taxes and tax credits         15,371         15,278
Other noncurrent liabilities                   2,214          2,605
Advances for and contributions in aid
  of construction                             64,400         62,807
                                             ----------------------
                                        $    264,311        262,530
                                             ======================
                      SJW CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)
                                                  SIX MONTHS ENDED
                                                      JUNE 30
                                                     1995     1994
Operating activities:                             ----------------
  Net income                                        3,839    3,961
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                    3,817    3,723
    Deferred income taxes and credits                 184       31
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue      (1,719)  (3,489)
      Prepaid expenses and other                    2,199      852
      Accounts payable and other
        current liabilities                            93      995
      Accrued pump taxes and purchased water          237      604
      Income taxes payable                          2,251    2,908
      Accrued interest                                (10)     738
      Other changes, net                             (577)  (1,466)
                                                  ----------------
Net cash provided by operating activities          10,314    8,857
                                                  ----------------
Investing activities:
  Additions to utility plant                       (7,088)  (8,231)
  Additions to nonutility property                    (80)    (488)
  Cost to retire utility plant                       (249)    (222)
  Temporary investments                                 0      195
  Net cash proceeds from sale of machine shop       1,954        0
                                                  ----------------
Net cash used in investing activities              (5,463)  (8,746)
                                                  ----------------
Financing activities:
  Dividends paid                                   (3,511)  (3,413)
  Line of credit                                   (3,000)       0
  Advances and contributions in aid of
    construction                                    2,608    2,858
  Refunds of advances                                (599)    (631)
                                                  ----------------
Net cash used in financing activities              (4,502)  (1,186)
                                                  ----------------
Net change in cash and equivalents                    349   (1,075)
                                                  ----------------
Cash and equivalents, beginning of period           1,277    2,363
                                                  ----------------
Cash and equivalents, end of period          $      1,626    1,288
                                                  ================
Supplemental disclosures of cash flow information:
  Cash paid (credited) during period for:
    Interest                                 $      2,712    1,878
    Income taxes                             $     (1,057)       0

                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                         June 30, 1995

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        San Jose Water Company plans to issue $15,000,000 of unsecured 30-year senior notes through private placement in the third quarter of 1995. Proceeds from the sale of the unsecured notes will be used to repay short-term borrowings, redeem at maturity, Series N 4.85% first mortgage bonds in the amount of $1,500,000 plus accrued interest and fund construction expenditures through the remainder of 1995 and first half of 1996.

        San Jose Water Company has a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. At June 30, 1995, San Jose Water Company had available an unused short-term bank line of credit of $18,200,000.

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

        Western Precision, Inc., a wholly-owned subsidiary acquired in 1992, sold its precision mechanical parts manufacturing facility in March 1995. Western Precision, Inc. was subsequently renamed W P Shell Corporation. On June 5, 1995, W P Shell Corporation was liquidated and merged into SJW Corp. with SJW Corp. succeeding to all rights, assets and liabilities of W P Shell Corporation including 549,976 shares of California Water Service Company.

        Results of Operations:
        Overview

        SJW Corp.'s consolidated net income for the second quarter of 1995 was $2,994,000, a decrease of 4.6% from $3,137,000 in the second quarter of 1994. The decrease in consolidated net income is due primarily to reduced water usage and the sale, in the first quarter of 1995, of the machine shop operations.

        Operating Revenue

        The change in consolidated operating revenue from the same period in 1994 is due to the following factors:

                                     Three months ended June 30,
        Operating revenue             1995 vs. 1994
                                      _________________________
                                           Increase/(decrease)
        _____________________________________________________
        Utility:
          Consumption           $(1,562,000)           (5.9)%
          New customers              82,000             0.3 %
        Real estate                  43,000             0.2 %
        Other Operations         (1,498,000)           (5.6)%
        _____________________________________________________
                                $(2,935,000)          (11.0)%
                                ===========            =====

        Other operations revenue decreased primarily due to W P
        Shell Corporation's sale of the machine shop operation in the first quarter of 1995.


        Operating expense

        The change in consolidated operating expense, excluding income taxes, from the same period in 1994 is due to the following:
                                 Three months ended June 30,
        Operating Expense             1995 vs. 1994
                                 ______________________________
        Operation and maintenance $(2,767,000)        (13.6)%
        Depreciation                  140,000           0.7 %
        General Taxes                 (79,000)         (0.4)%
                                  $(2,706,000)        (13.3)%
                                  ===========         =====


        The decrease in operation and maintenance expense is primarily due to two factors: (1) reduced water production cost resulting from the availability of greater surface water supplies and lower customer usage, and (2) reduction of operation expense due to the sale of the machine shop.

        Income tax expense decreased $103,000 which is 4.6% in comparison to the second quarter of 1994.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Average usage per metered customer in the second quarter of 1995 decreased 7.6% from the second quarter of 1994.

        Water Supply

        On August 1, 1995, Santa Clara Valley Water District's 10 reservoirs were 83% full with 141,817 acre feet of water in storage -- which is above average for the past 20 years. As of August 1, 1995, the water level in the Santa Clara ground water basin exceeded the 30-year average. The heavy rainfall in January and March of 1995 increased the surface water supplies to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

        Regulatory Affairs

        Because San Jose Water Company's most recent general rate case decision covered only the three years from 1992 through 1994, it is not authorized to increase rates in 1995.

        On July 3, 1995, San Jose Water Company submitted its Notice of Intent to file a general rate case application with the Public Utilities Commission of California. The company requests an 8.7% rate increase in 1996 and a step rate increase of 1.2% for 1997 and 0.4% for the years 1998 and 1999, respectively. The rate increase is designed to provide a return on common equity of 12.25% for the years 1996-1999. If interest rates remain at current levels, the company expects to receive a rate of return more in line with those being authorized today. This rate application is expected to provide rate relief in the spring of 1996.


                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS


             Valley Title Company

        In October 1993, San Jose Water Company was named as a defendant by Valley Title Company and its insurer in a lawsuit filed in Santa Clara County Superior Court in San Jose, California. Plaintiffs claimed a fire service pipeline ruptured in October 1992, causing water to flood the title company's basement. The suit asked reimbursement for cleanup costs, damages for lost title records, business related damages and lost rents. San Jose Water Company denied liability, claiming it did not own the portion of the water line that failed. The title company had an unsealed heating oil tank in its basement which flooded and contributed to much of the loss. San Jose Water Company took the position that to the extent the damage to the building and its contents was caused or increased by oil mixed with the water, that increase in damage was solely the responsibility of the title company.

        Plaintiff's insurance carrier claimed expenditures in excess of $5.4 million. During the three month trial which ended in April 1995, San Jose Water Company's insurance carrier agreed to settle that claim for $3.5 million. This portion of the claim has been paid.

        At trial, the title company reduced its demand for damages resulting from destroyed title files from $21 million to $14 million. The jury awarded the title company $3.0 million, and San Jose Water Company has appealed. Because of the ongoing uncertainties of the appeal process, San Jose Water Company has no certain measure on the size of loss, if any, to the company.

        San Jose Water Company believes that any final award to plaintiff will be within the stated limits of the company's insurance coverage. San Jose Water Company does not believe, based upon all available information, that the outcome of the appeal will have a material adverse effect on its financial position.

        No governmental entity is known to have an unresolved claim against San Jose Water Company arising from the release of oil in this incident.

        City of San Jose

        On June 27, 1995, the City of San Jose passed an ordinance imposing a franchise fee on the gross annual receipts arising from the use, operation, or possession of a "Potable Water Franchise". This ordinance became effective on July 28, 1995. SJWC maintains that it has a "constitutional franchise" dating from at least 1891, and that the City of San Jose cannot legally impose any new franchise or new franchise fees on SJWC's operations. SJWC has filed suit to challenge this new city ordinance.

        Although there is a procedure whereby the Public Utilities Commission may authorize collection of the new franchise fee by surcharge from its customers, SJWC has decided not to impose such a surcharge at this time. Instead, with the concurrence of the Division of Ratepayer Advocates, SJWC filed an advice letter on July 13, 1995 with the Public Utilities Commission requesting permission to establish a memorandum account for the imposed franchise fee starting on the date on which the city ordinance becomes effective. If the Commission permits the establishment of such an account, SJWC expects to be able to collect the franchise fee from its customers by surcharge in the event that its efforts to invalidate the ordinance are unsuccessful. SJWC does not believe, based upon all available information, that the outcome of this event will have a material adverse effect on its financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        At the 1995 annual Meeting of Shareholders of the company held on April 20, 1995, nine directors were re-elected to the Board of Directors and the appointment of KPMG Peat
        Marwick, LLP as independent auditors for 1995 was ratified by the following votes:

        Name of Director           Votes for   Votes against
        _______________________________________________________
        Mark L. Cali               2,967,203   14,690
        J. Philip DiNapoli         2,968,758   13,135
        Drew Gibson                2,970,224   11,669
        Ronald R. James            2,969,724   12,169
        George Moss                2,968,805   13,088
        Roscoe Moss, Jr.           2,970,023   11,870
        W. Richard Roth            2,970,024   11,869
        Charles J. Toeniskoetter   2,970,024   11,869
        J. W. Weinhardt            2,970,919   10,974

        Ratification of appointment of independent auditors for 1995:

         Votes for               Votes against         Votes
        Appointment              Appointment         Abstaining
        ____________________________________________________
         2,953,845                    9,910          18,138

Item 5. OTHER INFORMATION

        On July 20, 1995, the Board of Directors declared the regular quarterly dividend of $.54 per common share. The dividend will be paid September 1, 1995 to shareholders of record as of the close of business on August 1, 1995.




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 1995.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended June 30, 1995.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.


Date: August 14, 1995                  By   /s/
                                           _______________________
                                         W. R. ROTH
                                         Chief Financial Officer