Form 10-Q
period 1995-09-30
SJW CORP
filed 1995-11-14
CIK 766829

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1995

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

Yes  x   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of October 1, 1995 and as of the date of this report are 3,250,746.

                      PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                 (In thousands, except per share amounts)

                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                SEPTEMBER 30              SEPTEMBER 30
                               1995     1994            1995     1994
                            ------------------         -----------------

Operating revenue        $    32,004    31,888         74,023    77,594

Operating expense:
  Operation:
    Purchased water            6,427     5,897         15,666    14,637
    Power                      1,866     2,247          3,397     4,399
    Pump taxes                 5,584     6,004         10,312    13,316
    Other                      4,368     5,535         13,763    16,414
  Maintenance                  1,496     1,877          4,750     4,770
  Property and other
    nonincome taxes              780       816          2,232     2,235
  Depreciation                 1,905     1,843          5,722     5,423
  Income taxes                 3,595     2,774          6,324     5,633
                              ----------------         ----------------
Total Operating Expenses      26,021    26,993         62,166    66,827
                              ----------------         ----------------
  Operating income             5,983     4,895         11,857    10,767

Other income                     147       136            406       430
Dividend income                  280       272            841       817
Interest and other charges    (1,284)   (1,380)        (4,139)   (4,129)
                              ----------------         ----------------
  Net income             $     5,126     3,923          8,965     7,885
                              ================         ================
Earnings per share of
  common stock           $      1.58      1.21          2,176      2.44
                              ================         ================
Dividends per share
  of common stock        $      0.54     0.525            1.62    1.575
                              ================         ================
Weighted average
outstanding common shares  3,250,746 3,236,992      3,250,746 3,236,992
                           ===================      ===================

                        SJW CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                              (In thousands)
                                           SEPTEMBER 30   DECEMBER 31
                                                1995        1994
                         ASSETS              ----------------------
Utility plant                           $    318,023        308,515
Less accumulated depreciation                 98,703         95,083
                                             ----------------------
     Net utility plant                       219,320        213,432
Nonutility property                            6,408          7,178
Current assets:
  Cash and equivalents                         3,745          1,277
  Accounts receivable and accrued revenue     12,080          8,540
  Prepaid expenses and other                   1,170          3,689
                                             ----------------------
                                              16,995         13,506
Other assets:
  Investment in California Water Service Co.  18,080         17,599
  Debt issuance and reacquisition costs        4,151          4,262
  Regulatory asset                             3,566          3,672
  Goodwill                                     2,277          2,341
  Other                                          511            540
                                             ----------------------
  Total other assets                          28,585         28,414
                                             ----------------------
                                        $    271,308        262,530
                                             ======================
                      CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                          $     10,159         10,159
  Additional paid-in capital                  22,208         22,208
  Retained earnings                           75,754         72,056
  Unrealized loss on investment                  (41)          (325)
                                             ----------------------
    Total common shareholders' equity        108,080        104,098
Long-term debt, less current maturities       62,500         62,500
                                             ----------------------
    Total capitalization                     170,580        166,598
Current liabilities:
  Current maturities of long-term debt         1,500          1,500
  Line of credit                                   0          4,800
  Accounts payable                               446            967
  Accrued interest                             1,465          2,173
  Accrued pump taxes and purchased water       5,719          3,203
  Income taxes payable                         3,377              0
  Postretirement benefits                      1,257            507
  Other current liabilities                    3,552          2,092
                                             ----------------------
    Total current liabilities                 17,316         15,242
Deferred income taxes and tax credits         15,383         15,278
Other noncurrent liabilities                   2,270          2,605
Advances for and contributions in aid
  of construction                             65,759         62,807
                                             ----------------------
                                        $    271,308        262,530
                                             ======================
                        SJW CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)
                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     1995     1994
Operating activities:                             ----------------
  Net income                                 $      8,965    7,885
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                    5,722    5,423
    Deferred income taxes and credits                (114)    (114)
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue      (3,540)  (4,569)
      Prepaid expenses and other                    2,519      888
      Accounts payable and other
        current liabilities                           939    2,210
      Accrued pump taxes and purchased water        2,516      317
      Income taxes payable                          3,377    4,046
      Accrued interest                               (708)      73
      Other changes, net                             (302)  (1,185)
                                                  ----------------
Net cash provided by operating activities          19,374   14,974
                                                  ----------------
Investing activities:
  Additions to utility plant                      (11,857) (12,239)
  Additions to nonutility property                    (79)    (586)
  Cost to retire utility plant                       (433)    (256)
  Temporary investments                                 0      195
  Net cash proceeds from sale of machine shop       1,954        0
                                                  ----------------
Net cash used in investing activities             (10,415) (12,886)
                                                  ----------------
Financing activities:
  Dividends paid                                   (5,266)  (5,120)
  Line of credit                                   (4,800)       0
  Advances and contributions in aid of
    construction                                    4,601    4,237
  Refunds of advances                              (1,026)  (1,071)
                                                  ----------------
Net cash used in financing activities              (6,491)  (1,954)
                                                  ----------------
Net change in cash and equivalents                  2,468      134
                                                  ----------------
Cash and equivalents, beginning of period           1,277    2,363
                                                  ----------------
Cash and equivalents, end of period          $      3,745    2,497
                                                  ================
Supplemental disclosures of cash flow information:
  Cash paid (credited) during period for:
    Interest                                 $      4,692    3,845
    Income taxes                             $      1,756    1,824

                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                       September 30, 1995

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        San Jose Water Company redeemed its 4.825% Series N first mortgage bonds in the amount of $1,500,000 on November 1, 1995.

        A private placement of $15,000,000 of unsecured 30-year senior notes is scheduled to close in December 1995. Proceeds from the sale of the unsecured notes will be used to repay short-term borrowings, and fund construction expenditures through the remainder of 1995 and first half of 1996.

        San Jose Water Company has a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. At September 30, 1995, San Jose Water Company had available an unused short-term bank line of credit of $20,000,000.

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

        Results of Operations:
        Overview
        SJW Corp.'s consolidated net income for the third quarter of 1995 was $5,126,000, an increase of 31% from $3,923,000 in the third quarter of 1994. The increase in consolidated net income is due primarily to decreased water production expense.

        Operating Revenue
        The change in consolidated operating revenue from the same period in 1994 is due to the following factors:

                                           Three months ended
        Operating revenue         September 30, 1995 vs. 1994
                                    _________________________
                                           Increase/(decrease)
        _____________________________________________________
        Utility:
          Consumption           $ 1,531,100             4.8%
          New customers              93,000             0.3
        Real estate                  26,000             0.1
        Other Operations         (1,534,000)           (4.8)
                                 $  116,000             0.4%
                                ===========            =====

        Other operations revenue decreased primarily due to W P
        Shell Corporation's sale of the machine shop operation in the first quarter of 1995.


        Operating expense

        The change in consolidated operating expense, excluding income taxes, from the same period in 1994 is due to the following:
                                 Three months ended September 30,
        Operating Expense             1995 vs. 1994
                                           Increase/(decrease)

        Operation and maintenance $(1,819,000)         (7.5)%
        Depreciation                   62,000           0.3
        General Taxes                 (36,000)         (0.2)
                                  $(1,793,000)         (7.4)%
                                  ===========          ====


        The decrease in operation and maintenance expense is primarily due to two factors: (1) reduced water production cost resulting from the availability of greater surface water supplies, and (2) reduction of operation expense due to the sale of the machine shop.

        Income tax expense increased $821,000, or 30%, in comparison to the third quarter of 1994.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Average usage per metered customer in the third quarter of 1995 increased 6% from the third quarter of 1994.

        Water Supply

        On November 1, 1995, Santa Clara Valley Water District's 10 reservoirs were 64% full with 109,200 acre feet of water in storage -- which is above average for the past 20 years. As of November 1, 1995, the water level in the Santa Clara ground water basin exceeded the 30-year average. The heavy rainfall in January and March of 1995 increased the surface water supplies to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

        Regulatory Affairs

        Because San Jose Water Company's most recent general rate case decision covered only the three years from 1992 through 1994, it is not authorized to increase rates in 1995.

        On August 14, 1995, San Jose Water Company submitted its Application for an order authorizing it to increase rates charged for water service with the Public Utilities Commission of California. The company has requested an 8.8% rate increase in 1996 and a step rate increase of 1.7% in 1997 and 0.5% for the years 1998 and 1999, respectively. The rate increase is designed to provide a return on common equity of 12.25% for the years 1996-1999. Recent Commission decisions have been granting water utilities rates of return between 10.50% to 11.00%. If interest rates remain at current levels, the company expects to receive a rate of return more in line with those currently being authorized. This rate application is expected to provide rate relief in the spring of 1996.


                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Valley Title Company

        In October 1993, San Jose Water Company was named as a defendant by Valley Title Company and its insurer in a lawsuit filed in Santa Clara County Superior Court in San Jose, California. Plaintiffs claimed a fire service pipeline ruptured in October 1992, causing water to flood the title company's basement. The suit asked reimbursement for cleanup costs, damages for lost title records, business related damages and lost rents. San Jose Water Company denied liability, claiming it did not own the portion of the water line that failed. The title company had an unsealed heating oil tank in its basement which flooded and contributed to much of the loss. San Jose Water Company took the position that to the extent the damage to the building and its contents was caused or increased by oil mixed with the water, that damage was solely the responsibility of the title company.

        Plaintiff's insurance carrier claimed expenditures in excess of $5.4 million. During the three month trial which ended in April 1995, San Jose Water Company's insurance carrier agreed to settle the insurance company's claim for $3.5 million. This portion of the claim has been paid.

        At trial, the title company reduced its demand for damages resulting from destroyed title files from $21 million to $14 million. The jury awarded the title company $3.0 million, and the insurance carrier for San Jose Water Company has appealed the court's decision. Because of the ongoing uncertainties of the appeal process, San Jose Water Company has no certain measure on the size of loss, if any, to the company.

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

        City of San Jose

        On June 27, 1995, the City of San Jose passed an ordinance imposing a franchise fee on the gross annual receipts arising from the use, operation, or possession of a "Potable Water Franchise". This ordinance became effective on July 28, 1995. San Jose Water Company maintains that it has a "constitutional franchise" dating from at least 1891, and that the City of San Jose cannot legally impose any new franchise or new franchise fees on San Jose Water Company's operations. San Jose Water Company has filed suit to challenge this new city ordinance.

        Although the company could have filed an advice letter requesting authorization to collect the new franchise fee by surcharge from its customers, San Jose Water Company decided not to impose such a surcharge at this time. Instead, with the concurrence of the Division of Ratepayer Advocates, it has filed an advice letter, on July 13, 1995, with the Public Utilities Commission requesting permission to establish a memorandum account for the imposed franchise fee. A Commission decision issued on November 8, 1995 authorizes San Jose Water Company to establish such an account. San Jose Water Company will be able to collect the franchise fee from its customers by surcharge in the event that its efforts to invalidate the ordinance are unsuccessful. San Jose Water Company does not believe, based upon all available information, that the outcome of this event will have a material adverse effect on its financial position.



Item 5. OTHER INFORMATION

        On October 19, 1995, the Board of Directors declared the regular quarterly dividend of $.54 per common share. The dividend will be paid December 1, 1995 to shareholders of record as of the close of business on November 1, 1995.




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 1995.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.


Date: November 14, 1995                  By   /s/
                                           _______________________
                                         W. R. ROTH
                                         Chief Financial Officer