Form 10-K405
period 1995-12-31
SJW CORP
filed 1996-03-27
CIK 766829

FORM 10-K405

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant - $80,636,135 on March 1, 1996.

     Shares of common stock outstanding on March 1, 1996 - 3,246,146

                     DOCUMENTS INCORPORATED BY REFERENCE

                                  None

                              EXHIBIT INDEX

     The Exhibit Index to this Form 10-K is located in Part IV, Item 14 of this document.


                            TABLE OF CONTENTS


PART I

     Item 1.  Business

          a.  General Development of Business
               Regulation and Rates

          b.  Financial Information about
               Industry Segments

          c.  Narrative Description of Business
               General
               Water Supply
               Franchises
               Seasonal Factors
               Competition and Condemnation
               Environmental Matters
               Employees

          d.  Financial Information about
               Foreign and Domestic Operations
               and Export Sales

     Item 2.  Properties

     Item 3.  Legal Proceedings

     Item 4.  Submission of Matters to a
              Vote of Security Holders

PART II

     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters

          a.  Market Information

          b.  Holders

          c.  Dividends

     Item 6.  Selected Financial Data

     Item 7.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations

     Item 8.  Financial Statements and
               Supplementary Data

     Item 9.  Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure


PART III

     Item 10. Directors and Executive Officers
                of the Registrant

              Compliance With Section 16(a) of the
                Exchange Act

     Item 11. Executive Compensation

     Item 12. Security Ownership of Certain
                Beneficial Owners and
                Management

     Item 13. Certain Relationships and Related
                Transactions


PART IV.

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Exhibit Index


PART I

Item 1.     Business.
(a)     General Development of Business.

SJW Corp., incorporated in California on February 8, 1985, is a holding company with two wholly owned subsidiaries, San Jose Water Company and SJW Land Company.

San Jose Water Company, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was incorporated under the laws of the State of California in 1931, succeeding a business founded in 1866. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 928,000 in an area comprising about 134 square miles in the metropolitan San Jose area.

SJW Land Company was incorporated in October, 1985.

SJW Corp. also owns 549,976 shares of California Water Service Company, acquired through the liquidation of Western Precision, Inc., formerly a wholly owned subsidiary of SJW Corp.

Regulation and Rates.

San Jose Water Company's rates, service and other matters affecting its business are subject to regulation by the Public Utilities Commission of the State of California ( the "Commission").

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

Pursuant to Section 792.5 of the Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the Commission to offset those expense changes. At December 31, 1995 the balancing account had a net under-collected balance to be offset of $712,000.

This Annual Report contains forward looking statements relating to future events and financial performance of the company. The company's actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include the following:

     The Public Utilities Commission of California's policy and regulations can adversely affect San Jose Water Company's operating results through the availability, timeliness and amount of rate relief. The Commission's willingness to allow San Jose Water Company to recover all of its capital expenditure and to provide financial and operational flexibility to engage in non-regulated operations can also affect San Jose Water Company's operating results.

     San Jose Water Company's sales and therefore its operating results could be adversely affected by several events:

     Difficulties in obtaining a secured water supply from the Santa Clara Valley Water District which receives its allotment from the state and federal water projects could prevent the company from satisfying its customer demand within its service area;
     Fluctuation of customer sales due to lifestyle or weather;
     Availability of recycled water and its acceptance by customers as a substitute to potable water; and
     Economic development and growth in San Jose Water Company's service area.

     SJW Corp.'s expenses and therefore its operating results could be adversely affected by the following:

     Fluctuation of surface water availability from San Jose Water Company's Santa Cruz mountain watershed, which produces a less costly water supply, could result in the need to procure more costly water from other sources;
     Stringent environmental and water quality regulations could increase San Jose Water Company's water quality compliance costs;
     Consequences from pollution and contamination of San Jose Water Company's well and source of supply could result in the need to procure more costly water from other sources;
     The level of labor and non-labor operating and maintenance expenses as affected by inflationary forces and collective bargaining power could adversely affect the operating and maintenance expenses of the corporation;
     Cost and other effects of lawsuits against SJW Corp. or its subsidiaries, whether civil, environmental, product-related or liability-related could increase the corporation's legal, liability and insurance costs.

See also the heading "Factors That May Adversely Affect Future Operation Results" under Item 7.

Management's Discussion and Analysis of Financial condition and Results of Operations.

(b)     Financial Information about Industry Segments.

San Jose Water Company generated 98%, 94% and 95% of SJW Corp.'s consolidated revenue, and 91%, 86% and 92% of SJW Corp.'s consolidated income for the years ended December 31, 1995, 1994 and 1993, respectively. There were no significant changes in 1995 in the type of products produced or services rendered by San Jose Water Company, or in its markets or methods of distribution. Western Precision, Inc.'s mechanical parts manufacturing operation which was sold on February 28, 1995, generated 1%, 6% and 5% of SJW Corp.'s consolidated revenue for the years 1995, 1994 and 1993, respectively. Dividend income from California Water Service generated 8%, 9% and 8% of consolidated income for the years 1995, 1994 and 1993, respectively.

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


(1)  (iii)  Water Supply.

San Jose Water Company's water supply is obtained from wells, surface run-off or diversion and by purchases from the Santa Clara Valley Water District ("SCVWD"). Surface supplies, which during a year of normal rainfall satisfy about 6% to 8% of San Jose Water Company's current annual needs, provide approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water increases production costs substantially.

San Jose Water Company implemented various mandatory water rationing programs throughout the period of 1989-1993. Effective March 14, 1993 San Jose Water Company terminated its mandatory water rationing plan and instituted a voluntary conservation plan intended to reduce usage 15% from 1987 levels. Effective February 16, 1994, San Jose Water Company discontinued its voluntary conservation plan.

Groundwater levels in 1995 climbed to their highest level in 8 years reflecting the impact of the last rainfall season. SCVWD's reservoir storage of approximately 140,000 acre feet (82% of capacity) was reported on February 14, 1996.

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

(1)  (x)  Competition and Condemnation.

San Jose Water Company is a public utility regulated by the Commission and operates within a service area approved by the Commission. The laws of the State of California provide that no other investor owned public utility may operate in San Jose Water Company's service area without first obtaining from the Commission a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating San Jose Water Company's service in such area is inadequate.

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

(1)  (xiii)  Employees

As of December 31, 1995, San Jose Water Company had 288 employees, of whom 59 were executive, administrative or supervisory personnel, and of whom 229 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees and the International Union of Operating Engineers, representing certain employees in the engineering department covering the years 1995 and 1996. Both groups are affiliated with the AFL-CIO.

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

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary proper practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 257 million gallons per day and the present capacity for taking purchased water is approximately 169 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 1995, a maximum and average of 197 million gallons and 126 million gallons of water per day, respectively, were delivered to the system.

San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor clouds or defects in title which do not materially affect their use and to the lien of the indenture securing its first mortgage bonds, of which there were outstanding at December 31, 1995, $2,500,000 (including current maturities) in principal amount.

SJW Land Company owns approximately 8 acres of property adjacent to San Jose Water Company's general office facilities and another approximately 36 undeveloped acres in the San Jose Metropolitan area. The 8 acres adjacent to San Jose Water Company are used as surface parking facilities and generate substantially all SJW Land Company's revenue.


Item 3.  Legal Proceedings.

In October 1993, Valley Title Company and its insurer filed a lawsuit in Santa Clara County Superior Court naming San Jose Water Company as a defendant. Plaintiffs claimed a fire service pipeline ruptured in October 1992, causing water to flood the title company's basement.

In April 1995, San Jose Water Company's insurance carrier settled with the plaintiff insurance company for $3.5 million. Whether or not San Jose Water Company will be compelled to contribute to the settlement is uncertain. However, management has consistently maintained that the pollution exclusion asserted by the insurance carrier does not apply to this type of incident, and therefore the company will aggressively resist any demand for contribution.

The jury awarded the title company $3 million for its loss of files, and the insurance carrier for San Jose Water Company has appealed that decision. San Jose Water Company believes that any final award to the title company will be within the stated limits of the company's insurance coverage. San Jose Water Company does not believe, based upon all available information, that the outcome of the appeal will have a material adverse effect on its financial position.

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

Although the company could have filed an advice letter requesting authorization to collect the new franchise fee by surcharge from its customers, San Jose Water Company decided not to impose such a surcharge at this time. Instead, with the concurrence of the Division of Ratepayer Advocates, San Jose Water Company filed an advice letter on July 13, 1995 with the Public Utilities Commission requesting permission to establish a memorandum account for the imposed franchise fee. A Commission decision issued on November 8, 1995 authorizes San Jose Water Company to establish such an account. San Jose Water Company will be able to collect the franchise fee from its customers by surcharge in the event that its efforts to invalidate the ordinance are unsuccessful. San Jose Water Company does not believe, based upon all available information, that the outcome of this event will have a material adverse effect on its financial position.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

(a)       Market Information.
(1)  (i)  Exchange

SJW Corp.'s common stock is traded on the American Stock Exchange under the symbol SJW.

(1)  (ii)  High and Low Sales Prices

The information required by this item as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 1995 and 1994 fiscal years is contained in the section captioned "Market price range of stock" in the tables set forth in Note 10 of "Notes to Consolidated Financial Statements" in Part II,
Item 8.

(b)     Holders.

There were 1,537 record holders of SJW Corp.'s common stock on February 23, 1996 (record date for the 1996 annual meeting).

(c)     Dividends.

Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 209 consecutive quarters and the quarterly rate has been increased during each of the last 28 years. The information required by this item as to the cash dividends paid on common stock in 1995 and 1994 is contained in the section captioned "Dividends per share" in the tables set forth in Note 10 of "Notes to consolidated Financial Statements" in Part II, Item 8.


Item 6.     Selected Financial Data.

FIVE YEAR STATISTICAL REVIEW
                                   1995     1994     1993     1992     1991
CONSOLIDATED RESULTS              -----    -----   ------   ------   ------
OF OPERATIONS (In thousands)
Operating revenue              $ 97,385   99,422   95,045   89,109   76,281
Operating expense:
  Operation                      57,339   62,648   57,016   54,184   45,897
  Maintenance                     6,342    6,289    5,417    4,397    3,778
  Taxes                          10,764    9,426   10,829   10,252    8,681
  Depreciation                    7,626    7,292    6,823    6,153    5,773
                                 ------   ------   ------   ------   ------
    Total operating expense      82,071   85,655   80,085   74,986   64,129
                                 ------   ------   ------   ------   ------
Operating income                 15,314   13,767   14,960   14,123   12,152
Interest expense,
  other income and
  deductions                      3,779    3,865    3,193    3,896    3,704
                                 ------   ------   ------   ------   ------
Net income                       11,535    9,902   11,767   10,227    8,448
Dividends paid                    7,022    6,826    6,637    6,044    5,449
                                 ------   ------   ------   ------    -----
Invested in the
  business                        4,513    3,076    5,130    4,183    2,999


CONSOLIDATED PER COMMON SHARE DATA

Net income                  $      3.55     3.05     3.64     3.60      2.98
Dividends paid                     2.16     2.10     2.04     2.13      1.92
Shareholders' equity
  at year-end                     33.49    32.02    31.86    29.70     27.27


CONSOLIDATED BALANCE SHEET (In thousands)

Utility plant               $   324,098  308,515  293,683  272,999   255,325
Less accumulated
  depreciation and
  amortization                  100,000   95,083   90,030   84,158    78,675
                                -------  -------  -------   ------   -------
Net utility plant           $   224,098  213,432  203,653  188,841   176,650
                                -------  -------  -------   ------   -------
Nonutility property               6,624    7,178    6,775    5,465     4,974
Total assets                $   280,497  262,530  256,851  230,198   197,094
                                =======  =======  =======  =======   =======
  Capitalization:
  Common shareholders'
    equity                  $   108,854  104,098  103,130   96,155    77,373
  Long-term
    debt(includes current
    maturities)                  77,500   64,000   66,000   61,248    45,193
                                -------  -------   ------  -------   -------
  Total capitalization      $   186,354  168,098  169,130  157,403   122,566
                                =======  =======  =======  =======   =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Business

SJW Corp. is a holding company with two wholly owned subsidiaries: San Jose Water Company and SJW Land Company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 928,000 in an area comprising about 134 square miles in the metropolitan San Jose area. SJW Land Company owns and operates a 900-space surface parking facility located adjacent to the San Jose Arena and also owns several undeveloped real estate parcels in San Jose Water Company's service area. SJW Corp. also owns 549,976 shares of California Water Service Company, acquired through the liquidation of Western Precision, Inc., formerly a wholly-owned subsidiary of SJW Corp.

Results of Operations

Consolidated results of operations for the years ended December 31, 1995, 1994 and 1993 include the results of Western Precision, Inc. which was acquired on December 31, 1992 and disposed of on February 28, 1995.

CONSOLIDATED OPERATING REVENUE
     (in thousands)
                                  1995     1994    1993
                            ---------------------------
     San Jose Water Company    $95,634   92,963  90,496
     Western Precision, Inc.     1,051    5,968   4,292
     SJW Land Company              700      491     257
                            ---------------------------
                               $97,385   99,422  95,045
                            ===========================

Consolidated operating revenue for 1995 decreased $2,037,000 or 2% from 1994 due to the sale of Western Precision, Inc. San Jose Water Company's revenue increased 3% over 1994 mainly due to a similar growth in customer usage. Consolidated operating revenue for 1994 increased $4,377,000 or 5% over 1993 due to increased revenue from Western Precision, Inc. and a 5% increase in metered usage by San Jose Water Company customers. Western Precision, Inc.'s operating revenue increased due to an improving economy in the high technology sector and the resulting increased sales to its primary customer.


CONSOLIDATED OPERATING EXPENSE

       (in thousands)
                                 1995        1994       1993
                               ------------------------------
       San Jose Water Company  $80,069      79,466     75,353
       Western Precision, Inc.   1,179       5,547      4,370
       SJW Land Company            463         458        204
       SJW Corp.                   360         184        158
                               ------------------------------
                               $82,071      85,655     80,085
                               ==============================

In 1995, consolidated operating expense decreased 4% due to cost savings from increased production of surface water and the sale of Western Precision, Inc. In 1994, consolidated operating expense increased 7%, or $5,570,000 over 1993. The majority of this increase is attributable to the increased cost of water supply to San Jose Water Company. A 3.5 billion gallon decrease in surface water in 1994 from 1993, due to reduced rainfall and run off in the Santa Cruz Mountain watershed, caused increased production needs to be satisfied by more costly ground water.

Source of Supply                   (million gallons)
                                  1995     1994     1993
                                -----------------------
       Purchased water          20,380   19,161   20,313
       Ground water             20,365   23,605   17,314
       Surface water             5,275    1,663    5,198
                                ------------------------
                                46,020   44,429   42,825
                                ========================

The effective consolidated income tax rates for 1995, 1994 and 1993 were 40%, 39% and 41%, respectively. Refer to Note 5 of Part II, Item 8 Notes To Consolidated Financial Statements for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

OTHER INCOME AND EXPENSE
Dividend income increased $33,000, or 3%, over 1994 due to a $.06 per share increase in the California Water Service Company annual dividend. The California Water Service Company shares were acquired on December 31, 1992.

San Jose Water Company's interest expense on long-term debt in 1995, including capitalized interest, decreased $52,000 or 1%, from 1994 due to a lower average cost of long-term debt outstanding. San Jose Water Company's weighted average cost of long-term debt, including amortization of debt issuance costs, was 8.21%, 8.34% and 8.23% as of December 31, 1995, 1994 and 1993, respectively.

Liquidity and Capital Resources

CAPITAL REQUIREMENTS
San Jose Water Company's budgeted capital expenditures for 1996 compared to 1995, exclusive of capital expenditures financed by customer contributions and advances, are as follows:

                                   1996             1995
(in thousands)                 Amount   %       Amount      %
                           -----------------------------------
Source of supply           $   550       4%      251        2%
Reservoirs and tanks           813       5%    1,436        9%
Pump stations and equipment  1,721      11%    1,959       12%
Distribution system         10,171      67%    9,242       58%
Equipment and other          1,949      13%    3,019       19%
                           -----------------------------------
                           $15,204     100%  $15,907      100%
                           ========================================

The 1996 capital budget is concentrated in two areas: $10,171,000 in main replacements and related services to systematically replace the company's aging infrastructure; and $1,250,000 to implement the second phase of a geographical information and mapping system.

San Jose Water Company expects to incur approximately $80,000,000, exclusive of customer contributions and advances, in capital expenditures over the next five years. San Jose Water Company's actual capital expenditures may vary from its projection due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

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

Over the past five years SJW Corp. has paid its shareholders, in the form of dividends, an average of 61% of its net income. The remaining earnings have been reinvested. Capital requirements not funded by earnings are expected to be funded through external financing in the form of unsecured senior notes or a commercial bank line of credit. As of December 31, 1995, San Jose Water Company had $20,000,000 of unused line of credit and over $50,000,000 of borrowing capacity under the terms of the senior note agreements.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines - approximately 50% debt and 50% equity.

In 1995, San Jose Water Company issued $15,000,000 in Series D unsecured 30-year senior notes and redeemed its $1,500,000 Series N 4.85% first mortgage bonds at maturity. In 1994, San Jose Water Company redeemed its $2,000,000 Series M 4.65% first mortgage bonds at maturity. In 1993, San Jose Water Company redeemed, prior to maturity, various series of first mortgage bonds at principal plus redemption premium. To fund the redemption, $30,000,000 of Series B unsecured 30-year senior notes were issued. San Jose Water Company intends to retire all remaining first mortgage bonds by 1998 and satisfy all foreseeable future long-term financing needs with senior notes.

Factors That May Affect Future Results

The results of operations of San Jose Water Company generally depend on the following factors: (1) rate relief and regulation, (2) surface water supply, and
(3) operation and maintenance expense.

REGULATION
Principally all the operating revenue of San Jose Water Company results from the sale of water at rates approved by the California Public Utilities Commission (The Commission). The Commission sets rates that are intended to provide revenue sufficient to recover operating expense and produce a reasonable return on common equity.

In accordance with the Commission's Rate Case Plan and following months of intensive preparation, on August 14, 1995, San Jose Water Company filed its application for a general rate increase effective for the years 1996 through 1998. The company is requesting a return on equity of 12.25% for the years 1996 through 1998. Recent rates of return on common equity authorized by the Commission have been in the 10.3% to 11.0% range for water utilities.

In December 1995, San Jose Water Company negotiated a stipulated settlement with the Commission staff over various revenue and expense estimates in the rate application. The return on equity, and two remaining issues, however, were not settled but were litigated before the Commission. Based upon the stipulated settlement, and the Commission's recently authorized return on common equity for water utilities, the company can expect approximately a 2.0% increase in rates in 1996, 1.2% in 1997 and 0.5% in 1998. The new rates are expected to be effective in the spring of 1996.

Included in the rate application were requests for recovery of over $1,800,000 in various memorandum accounts the Commission authorized San Jose Water Company to open. These memorandum accounts include sales lost due to voluntary conservation for the period of March 1993 to February 1994, and the increase in income tax expense due to a change in the federal income tax rate. The recovery of these memorandum accounts will most likely be approved by the Commission concurrently with the above rate increase and will be collected ratably over one year.

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

Under the federal Safe Drinking Water Act (SDWA), San Jose Water Company is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for "contaminants" found in drinking water. San Jose Water Company is currently in compliance with all of the 84 MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA, and to promulgate MCLs for over 180 contaminants by the year 2000. San Jose Water Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing MCLs and plan for compliance with future drinking water regulations.

To comply with the State Total Coliform Regulation, disinfection of San Jose Water Company wells is being phased in over the next three to four years. To date, eight of the company's nineteen key groundwater production stations have been equipped with hypochlorinators, with five more installations to be completed in 1996. The EPA is expected to mandate disinfection of all groundwater supplies by 1999.

In 1995, State Assembly Bill No. 733 was signed into law requiring public water systems in California serving at least 10,000 connections to fluoridate water. The law provides that water systems would not be required to comply unless funding for the needed capital and associated costs are available from any source other than ratepayers, shareholders, local taxpayers or bondholders of the public water system.

In addition to SDWA, other environmental regulations are becoming increasingly important. The Santa Clara County Toxic Gas Ordinance became effective in 1993 requiring the elimination of chlorine gas disinfection systems or the installation of complete containment systems to control accidental chlorine gas discharges. During 1994, San Jose Water Company replaced the chlorine gas disinfection systems at its two water treatment plants with hypochlorinators which accomplish disinfection with liquid sodium hypochlorite. These facilities are currently operational and in compliance with all state and local hazardous materials storage regulations.

Other state and local environmental regulations apply to San Jose Water Company's operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials. San Jose Water Company is currently in compliance with state and local regulations governing underground storage tanks, disposal of hazardous wastes, non-point source discharges, and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986.

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

Of all of the regulations being considered under the current SDWA, the proposed Disinfectants-Disinfection By-Products Rule is anticipated to have the most significant impact on water utilities. Due to be promulgated in December 1996, this rule would impose more stringent monitoring requirements and drinking water standards for by-products formed during the disinfection of water. The Santa Clara Valley Water District, whose imported surface water represents approximately 45% of San Jose Water Company's supply, projects that compliance with this regulation could, by the year 2000, cost over $100,000,000 in capital improvements and an additional $3,000,000 per year in operating expenses. If incurred, part of these costs would be passed along to San Jose Water Company and other water retailers in the form of higher rates for purchased water and pump taxes. San Jose Water Company would seek a rate increase, via an advice letter filing, to recover the additional costs. The company's surface and groundwater sources are generally of a higher quality than the imported water supplies and are not expected to require extensive modifications of existing treatment processes.

NONREGULATED SUBSIDIARIES
The investment in California Water Service Company is expected to produce 1996 pre-tax dividend income and cash flow of approximately $1,100,000. SJW Land Company's revenue is largely dependent upon the level of events and activities at the San Jose Arena which is located adjacent to its parking facility.


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 KPMG Peat Marwick LLP
San Jose, California
January 19, 1996


SJW CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(December 31, dollars in thousands, except share data)

ASSETS

                                                    1995        1994
                                                   ------      ------

Utility plant                                   $ 324,098     308,515
Less accumulated depreciation                     100,000      95,083
                                                  -------     -------
                                                  224,098     213,432
                                                  -------     -------
Nonutility property                                 6,624       7,178

Current assets:
   Cash and equivalents                             7,414       1,277
   Temporary investments                            4,300           -
   Accounts receivable:
     Customers                                      5,315       5,513
     Other                                            284         327
   Accrued utility revenue                          2,900       2,700
   Materials and supplies, at
     average cost                                     643       1,711
   Prepaid expenses                                   595       1,978
                                                   ------     -------
                                                   21,451      13,506
                                                   ------     -------
Other assets:
   Investment in California
     Water Service Company                         18,012      17,599
   Unamortized debt issuance and
     reacquisition costs                            4,283       4,262
   Goodwill                                         2,256       2,341
   Regulatory assets                                3,551       3,672
   Other                                              222         540
                                                  -------     -------
                                                   28,324      28,414
                                                  -------     -------
                                                $ 280,497     262,530
                                                  =======     =======

CAPITALIZATION AND LIABILITIES
                                                     1995        1994
                                                   ------      ------
Capitalization:
 Shareholders' equity:
   Common stock, $3.125 par value;
     authorized 6,000,000 shares; issued
     3,250,746 shares in 1995 and 1994           $ 10,159      10,159
   Additional paid-in capital                      22,208      22,208
   Retained earnings                               76,569      72,056
   Cumulative change in market value of investment    (82)       (325)
                                                  -------     -------
                                                  108,854     104,098
 Long-term debt, less current maturities           76,500      62,500
                                                  -------     -------
                                                  185,354     166,598
                                                  -------     -------
Current liabilities:
  Current maturities of long-term debt              1,000       1,500
  Line of credit                                        -       4,800
  Accrued pump taxes and purchased water            3,742       3,203
  Accounts payable                                    690         967
  Accrued interest                                  2,179       2,173
  Accrued taxes other than income taxes               311         285
  Income taxes payable                                447           -
  Other current liabilities                         2,391       2,314
                                                   ------     -------
                                                   10,760      15,242
                                                   ------     -------
Deferred income taxes                              13,329      12,809
Unamortized investment tax credits                  2,414       2,469
Advances for construction                          35,805      33,555
Contributions in aid of construction               30,327      29,252
Deferred revenue                                    1,019         951
Other nonconcurrent liabilities                     1,489       1,654
Commitments and contingency                       -------     -------
                                               $  280,497     262,530
                                                  =======     =======
See accompanying notes to consolidated financial statements.


SJW CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Years ended December 31, dollars in thousands, except share data)
                                             1995       1994      1993
                                           ------     ------    ------
Operating revenue                        $ 97,385     99,422    95,045
Operating expense:
  Operation:
    Purchased water                        19,389     18,229    20,001
    Power                                   4,781      5,470     4,164
    Pump taxes                             14,969     17,356    13,095
    Other                                  18,200     21,593    19,756
  Maintenance                               6,342      6,289     5,417
  Property taxes and other nonincome taxes  2,996      3,039     2,758
  Depreciation                              7,626      7,292     6,823
  Income taxes                              7,768      6,387     8,071
                                           ------     ------    ------
                                           82,071     85,655    80,085
                                           ------     ------    ------
  Operating income                         15,314     13,767    14,960

Other (expense) income:
   Interest on long-term debt              (4,888)    (5,082)   (4,489)
   Dividends                                1,122      1,089     1,056
   Other                                      (13)       128       240
                                           ------     ------    ------
   Net income                         $    11,535      9,902    11,767
                                           ======     ======    ======
Earnings per share                    $      3.55       3.05      3.64
                                           ======     ======    ======
Weighted average shares outstanding     3,250,746  3,250,746 3,236,992
                                        =========  ========= =========

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY
(dollars in thousands)                        Cumulative
                           Additional         Change in      Total
                   Common  Paid-in  Retained  Market Value Shareholders'
                   Stock   Capital  Earnings  of investment Equity
                    -------  -------  -------   ---------    ------
Balances,
 December 31 1992  $10,108  22,197   63,850           -     96,155
Purchase price
 adjustment              8    (434)       -           -       (426)
Net income               -       -   11,767           -     11,767
Dividends paid           -       -   (6,637)          -     (6,637)
Implementation of
 change in accounting
 for investment net of
 tax effect of $1,579    -       -        -       2,271     2,271
                    ------  -------  -------     ------    ------
Balances,
 December 31 1993   10,116  21,763   68,980       2,271   103,130
Purchase price
 adjustment             43     445        -           -       488
Net income               -       -    9,902           -     9,902
Dividends paid           -       -   (6,826)          -    (6,826)
Change in market
 value of investment,
 net of tax effect
 of $1,804               -       -        -      (2,596)   (2,596)
                    ------  ------   ------      ------    ------
Balances,
December 31 1994    10,159  22,208   72,056        (325)  104,098
Net income               -       -   11,535           -    11,535
Dividends paid           -       -   (7,022)          -    (7,022)
Change in market
 value of investment,
 net of tax effect
 of $170                 -       -        -         243       243
                    ------  ------   ------      ------   -------
Balances,
December 31 1995   $10,159  22,208   76,569         (82)  108,854
                    ======  ======   ======      ======   =======

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended December 31
(dollars in thousands)                            1995     1994     1993
                                                ------   ------   ------
Operating activities:
Net income                                    $ 11,535    9,902   11,767
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation                                    7,626    7,292    6,823
 Deferred income taxes and credits                 274      144    1,813
 Changes in operating assets and liabilities:
   Accounts receivable and accrued utility revenue  41     (515)     525
   Accounts payable and other current liabilities (200)     828     (654)
   Accrued pump taxes and purchased water          539      (61)   1,074
   Conservation fees                                 -        -   (1,477)
   Income taxes payable                            447        -        -
   Prepaid expenses                              1,383       95   (1,476)
   Other changes, net                              532      769      915
                                               -------   ------   ------
Net cash provided by operating activities       22,177   18,454   19,310
                                                ------   ------   ------

Investing activities:
Additions to utility plant                     (18,710) (17,350) (22,134)
Cost to retire utility plant, net of salvage      (491)    (572)    (251)
Additions to nonutility property                  (328)    (611)  (1,497)
(Purchase) sale of temporary investments        (4,300)       -    3,600
Net cash proceeds from sale of machine shop      1,954        -        -
                                                -------  ------  -------
Net cash used in investing activities          (21,875) (18,533) (20,282)
                                               -------   ------   ------
Financing activities:
Dividends paid                                  (7,022)  (6,826)  (6,637)
Repayment of line of credit                     (7,000)  (2,400)  (1,675)
Borrowings from line of credit                   2,200    7,200        -
Advances and contributions in aid of
  construction                                  5,585    4,393    6,501
Refunds of advances                             (1,428)  (1,569)  (1,610)
Proceeds from issuance of long-term debt        15,000        -   30,000
Principal payments of long-term debt            (1,500)  (2,000) (28,665)
                                                 -----    -----   ------
Net cash provided by (used in)
 financing activities                            5,835   (1,202)  (2,086)
                                                 -----    -----   -----
Net change in cash and equivalents               6,137   (1,281)  (3,058)
Cash and equivalents, beginning of year          1,277    2,558    5,616
                                                 -----    -----    -----
Cash and equivalents, end of year             $  7,414    1,277    2,558
                                                 =====    =====    =====

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 1995, 1994 and 1993
(Dollars in thousands, except share data)

Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

  SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (the Commission) and conform to generally accepted accounting principles for rate regulated public utilities. More than 90% of San Jose Water Company's revenue is derived from the sale of water to residential and business customers.

  SJW Land Company owns and operates a 900-space surface parking facility adjacent to the San Jose Arena and also owns several undeveloped real estate parcels in San Jose Water Company's service area.

  The consolidated financial results of 1995, 1994 and 1993 included the operation of Western Precision, Inc., which was sold in February 1995. Western Precision, Inc. contributed $1,051, $5,968 and $4,292 of SJW Corp.'s operating revenues in 1995, 1994 and 1993, respectively.

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Utility Plant - The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 1995, 1994 and 1993 was $245, $103 and $769, respectively. Construction in progress was $1,813 in 1995, $2,658 in 1994 and $3,233 in 1993.

  Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation, and no gain or loss is recognized.

  Nonutility Property - Nonutility property is recorded at cost and consists primarily of land and parking facilities. Depreciation is computed using accelerated depreciation method over the estimated useful lives of the assets, ranging from 5 to 15 years.

  Financial Instruments - Cash and equivalents include certain highly liquid investments with remaining maturity of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Temporary investments consist principally of tax-exempt municipal obligations with maturities between three and twelve months, and are stated at cost plus accrued interest, which approximates fair value.

  Investment in California Water Service Company - SJW Corp.'s investment in California Water Service Company is reported at quoted market price, with the unrealized gain or loss excluded from earnings and reported as a separate component of shareholders' equity.

  The fair value of SJW Corp.'s investment in California Water Service Company approximated $18,012 and $17,599 as of December 31, 1995 and 1994, respectively. The increase in fair value of $413, after offsetting the deferred tax liabilities of $170, resulted in a net increase of $243 to shareholders' equity as of December 31, 1995.

  Other Assets - Debt reacquisition costs are amortized over the term of the new debt. Debt issuance costs are amortized over the life of each issue. The excess cost over fair market value of net assets acquired is recorded as goodwill and amortized over the periods estimated to be benefited, not exceeding 40 years. Management periodically evaluates goodwill to determine if an impairment has occurred. As of December 31, 1995 and 1994, goodwill has not been impaired.

  Income Taxes - Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the effect of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates applicable to future years.

  To the extent that the tax benefits of the temporary differences have previously been passed through to customers through lower water rates, management anticipates that the payment of the future tax liabilities resulting from the reversal of the temporary differences will be recoverable through rates. Therefore, a regulatory asset has been recorded for the portion of net deferred tax liabilities which are expected to be recovered through future rates. Although realization is not assured, management believes it is more likely than not that all of the regulatory asset will be realized.

  To the extent permitted by the Commission, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.

  Advances for Construction and Contributions in Aid of Construction - Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 1996 are $1,300.

  Contributions in aid of construction represent funds received from developers that are not refundable under Commission regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.

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

  Revenue - Revenue of San Jose Water Company includes amounts billed to customers, and unbilled amounts based on estimated usage from the latest meter reading to the end of the year.

  Included in 1993 operating revenue is $1,200 relating to the recovery of prior years' conservation expenses and $327 of net revenue lost due to conservation programs.

  Earnings Per Share - Per share data are calculated using net income divided by the weighted average number of shares outstanding during the year, excluding in 1993, contingently returnable shares.


Note 2
CAPITALIZATION

  At December 31, 1995, 1994, and 1993, 176,407 shares of preferred stock were authorized and unissued.


Note 3

LINE OF CREDIT

  San Jose Water Company has available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $20,000. This line of credit bears interest at variable rates and expires May 31, 1997. The weighted average interest rate for the short-term borrowings at December 31, 1994 was 7.7%.

Note 4

LONG-TERM DEBT

  Long-term debt as of December 31 was as follows:

  Description    Due Date          1995       1994
  -----------------------------------------------------------
  First mortgage bonds:
    N  4.85%     1995            $    -      1,500
    O  6.5%      1996              1,000     1,000
    P  6.5%      1997              1,500     1,500
  -----------------------------------------------------------
                                   2,500     4,000
  Senior notes:
    A  8.58%     2022             20,000    20,000
    B  7.37%     2024             30,000    30,000
    C  9.45%     2020             10,000    10,000
    D  7.15%     2026              15,000        -
  -----------------------------------------------------------
                                 75,000     60,000
  -----------------------------------------------------------
    Total long-term debt          77,500    64,000

  Less current maturities          1,000     1,500
  -----------------------------------------------------------
                                 $76,500    62,500
   ===========================================================

  First mortgage bonds and senior notes are obligations of San Jose Water Company. Maturities of long-term debt, including sinking fund requirements, amount to $1,000 in 1996 and $1,500 in 1997.

  Substantially all utility plant is pledged as collateral for first mortgage bonds. Senior notes are unsecured. To minimize issuance costs, all of San Jose Water Company's debt has historically been privately placed. The fair value of long-term debt, including current maturities, as of December 31, 1995 and 1994 was approximately $97,300 and $66,200, based on the amount of essentially risk-free assets that would have to be placed in trust to extinguish these obligations.

Note 5

INCOME TAXES

  The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes:

                                      1995      1994      1993
  -------------------------------------------------------------------------
  Computed "expected" federal
    income tax at the
    statutory rate of 35%           $6,756     5,701     6,943
  Increase (decrease) in taxes
    attributable to:
      Utility plant basis              400       448       464
      State taxes, net of federal
        income tax benefit           1,167       985     1,199
      Dividend received deduction     (275)     (267)     (259)
      Other items, net                (280)     (480)     (276)
  --------------------------------------------------------------------------
                                    $7,768     6,387     8,071
  ==========================================================================
  The components of income tax expense were:
                                      1995      1994      1993
  -------------------------------------------------------------------------
  Current:
    Federal                         $5,564     4,276     4,729
    State                            2,041     1,683     1,775
  Deferred:
    Federal                            549       782     1,662
    State                             (386)     (354)      (95)
  -------------------------------------------------------------------------
                                    $7,768     6,387     8,071
  ==========================================================================

The components of the net deferred tax liability as of December 31 were as follows:
                                                1995      1994
  -------------------------------------------------------------------------
  Deferred tax assets:
    Advances and contributions               $11,466     9,751
    Unamortized investment tax credit          1,306     1,359
    Pensions and postretirement
      benefits                                   438       693
    California franchise tax                     538       420
    Other                                        183       104
  -------------------------------------------------------------------------
  Total deferred tax assets                   13,931    12,327
  -------------------------------------------------------------------------
  Deferred tax liabilities:
    Utility plant                             20,514    18,424
    Investment                                 5,130     4,961
    Debt reacquisition costs                   1,406     1,456
    Other                                        210       295
  -------------------------------------------------------------------------
  Total deferred tax liabilities              27,260    25,136
  -------------------------------------------------------------------------
  Net deferred tax liabilities               $13,329    12,809
   =========================================================================

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences.

Note 6

EMPLOYEE BENEFIT PLANS

  Pension Plans - San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. San Jose Water Company's policy is to contribute the net periodic pension cost to the extent it is tax deductible.

  San Jose Water Company has a Supplemental Executive Retirement Plan which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic pension cost shown below. The plan, which is unfunded, had a projected benefit obligation of $1,277 and $928 as of December 31, 1995 and 1994, respectively, and net periodic pension cost of $159, $152 and $139 for 1995, 1994 and 1993, respectively.

  Net periodic pension cost for defined benefit plans was as follows:
                                      1995      1994      1993
  -------------------------------------------------------------------------
  Service cost-benefits earned
    during the period                 $536       637       572
  Interest cost on projected
    benefit obligation               1,349     1,290     1,256
  Actual return on plan assets     (3,896)       347   (1,368)
  Net amortization and deferral      2,403    (1,802)     (69)
  --------------------------------------------------------------------------
                                      $392       472       391
   ==========================================================================
  The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension plans as of December 31 were as follows:
                                                1995      1994
  --------------------------------------------------------------------------
  Actuarial present value of
    accumulated benefit obligation,
    including vested benefits of
    $16,254 and $11,821                      $17,743   $12,717
  ==========================================================================
  Projected benefit obligation               (22,300)  (16,095)
  Plan assets at fair value                   22,486    18,159
  --------------------------------------------------------------------------
  Plan assets in excess
    of projected benefit obligation              186     2,064
  Unrecognized net gain                       (1,997)   (4,657)
  Prior service cost not recognized
    in net periodic pension cost               1,463     1,502
  Unrecognized net obligation at
    January 1, 1987 and 1992 being
    recognized over 15 and 13.7 years            223       226
  --------------------------------------------------------------------------
  Accrued pension cost included
    in other current liabilities               $(125)     (865)
   ==========================================================================
  The plans invest primarily in listed stocks, bonds, government securities and cash and use the projected unit credit actuarial cost method. Average remaining service lives were 14.5 years for 1995 and 14.9 years for 1994.

  In determining net periodic pension cost for 1995, 1994 and 1993 the following assumptions were used: weighted average discount rate, 8.5%, 7.0% and 8.0%, respectively; compensation growth rate, 5.0%, 5.0% and 6.0%, respectively; and rate of return on plan assets, 8.0% for all years. In determining accrued pension cost as of December 31, 1995 and 1994, the following assumptions were used: weighted average discount rate, 6.5% and 8.5%, respectively; and compensation growth rate, 4.0% and 5.0%, respectively.


  Savings Plans - San Jose Water Company sponsors savings plans which allow employees to defer and contribute a portion of their earnings to the plans. Contributions, not to exceed set limits, are matched 50% by the company. Company contributions were $345, $266 and $241 in 1995, 1994 and 1993, respectively.


  Other Postretirement Benefits - In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. The Plan was amended in 1993 to reduce benefits and increase eligibility requirements. The changes reduced the 1993 net periodic postretirement benefit cost by approximately 50%.

  Net periodic postretirement benefit costs were as follows:

                                     1995       1994     1993
  -------------------------------------------------------------------------
  Service cost - benefits earned
    during the period                 $28         40       43
  Interest cost on benefit obligation  87         89      102
  Actual return on plan assets         (5)         -        -
  Amortization of transition
    obligation over 20 years           28         50       59
  ------------------------------------------------------------------------
                                     $138        179      204
  ========================================================================
  Benefits paid were $72, $72 and $70 in 1995, 1994 and 1993, respectively.

  The Plan's combined funded status and the related accrual as of December 31 were as follows:

                                             1995        1994
  ------------------------------------------------------------------------
  Accumulated postretirement
    benefit obligation:
      Retirees                             $(630)       (593)
      Active plan participants:
        Fully eligible                      (168)       (112)
        Other                               (643)       (390)
  -----------------------------------------------------------------------
                                          (1,441)     (1,095)
  Plan assets                                218         139
  -----------------------------------------------------------------------
  Accumulated postretirement
    obligation in excess of plan assets   (1,223)       (956)
  Unrecognized net gain from
    past experience and changes in
    assumptions                             (151)       (480)
  Unrecognized net transition
    obligation                               945       1,004
  -----------------------------------------------------------------------
  Accrued postretirement benefit cost
    included in other current liabilities  $(429)       (432)
   ========================================================================

  For measurement purposes, an 8.0% annual increase in the per capita cost of covered health care benefits was assumed for 1996; this increase was assumed to decrease gradually to 5.0% by 2002 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.5% for 1995 and 8.5% for 1994. In determining the net periodic postretirement benefit cost, 8.5% and 7.0% discount rates were used respectively for 1995 and 1994.

  The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $103 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by $9.

Note 7

COMMITMENT

  San Jose Water Company purchases water from the Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1 and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051.

  According to the contract terms, San Jose Water Company is obligated to purchase a minimum of 90% of the delivery schedule. The delivery schedule is established based on 95% of water delivered to San Jose Water Company within the prior three years.

  Based on current prices and estimated deliveries, San Jose Water Company expects to purchase $18,000 of water from SCVWD in the contract year ending June 30, 1996.

Note 8

SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental information on cash flows and noncash transaction is as follows:
                                                 1995    1994    1993
  -------------------------------------------------------------------
  Cash paid during the year for
    Interest                                   $5,284   4,482   4,998
    Income taxes                                5,810   5,760   8,028
  Noncash investing and financing activities:
    Series C senior notes exchanged
       for Series AA first mortgage
       bonds                                        -       -  10,000
    Adjustments to purchase price                   -     488    (426)

Note 9

CONTINGENCY

       In October 1993, Valley Title Company and its insurer filed a lawsuit in Santa Clara County Superior Court naming San Jose Water Company as a defendant. Plaintiffs claimed a fire service pipeline ruptured in October 1992, causing water to flood the title company's basement.

  In April 1995, San Jose Water Company's insurance carrier settled with the plaintiff insurance company for $3,500. Whether or not San Jose Water Company will be compelled to contribute to the settlement is uncertain. However, management has consistently maintained that the pollution exclusion asserted by the insurance carrier does not apply to this type of incident, and therefore the company will aggressively resist any demand for contribution.

  The jury awarded the title company $3,000 for its loss of files, and the insurance carrier for San Jose Water Company has appealed that decision. San Jose Water Company believes that any final award to the title company will be within the stated limits of the company's insurance coverage. San Jose Water Company does not believe, based upon all available information, that the outcome of the appeal will have a material adverse effect on its financial position.


NOTE 10

UNAUDITED QUARTERLY FINANCIAL DATA

  Summarized quarterly financial data is as follows:



                                      1995 Quarter ended
                         March      June   September     December
                      --------------------------------------------------
Operating revenue     $ 18,239    23,780      32,004       23,362
Operating income         1,913     3,960       5,983        3,458
Net income                 844     2,994       5,126        2,571
Earnings per share         .26       .92        1.58          .79
Market price range of
  stock:
    High                37 1/2    37 3/8      37 7/8       37 3/4
    Low                 31 1/4    32 3/8      35 1/8       34 1/4
Dividends per share        .54       .54         .54          .54
------------------------------------------------------------------------------
                                         1994 Quarter ended
                         March      June   September     December
                      -----------------------------------------------
Operating revenue     $ 18,991    26,715      31,888       21,828
Operating income         1,786     4,086       4,895        3,000
Net income                 824     3,137       3,923        2,018
Earnings per share         .25       .97        1.21          .62
Market price range of
  stock:
    High                42 1/2    39 1/8      36 1/8         36
    Low                 37 7/8    35 1/2      34 1/2       31 3/4
Dividends per share       .525      .525        .525         .525
------------------------------------------------------------------------------


                                                              Schedule II
                                                              -----------
SJW CORP.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

Description                              1995         1994          1993
-----------                             ---------------------------------
Allowance for doubtful accounts
 Balance, beginning of period            50,000      50,000        50,000
  Charged to expense                    222,163     188,171       203,854
  Accounts written off                 (255,449)   (226,962)     (249,036)
  Recoveries of accounts written off     33,286      38,791        45,182
                                        ---------------------------------
Balance, end of period                   50,000      50,000        50,000
                                        =================================
Reserve for self insurance
 Balance, beginning of period           309,467     456,191       447,734
  Charged to expense                    278,100     200,000       110,000
  Payments                              (87,523)   (346,724)     (101,543)
                                        ---------------------------------
Balance, end of period                  500,044     309,467       456,191
                                        =================================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS OF THE REGISTRANT

A brief biography of each nominee (including the nominee's business experience during the past 5 years) is set forth below. All nominees are currently directors of SJW Corp. (the Corporation) and have served in such capacity since the Corporation was organized in 1985, except Mr. Gibson who has served since 1986, Mr. DiNapoli who has served since 1989, Mr. Toeniskoetter who has served since 1991, Mr. Cali who has served since 1992 and Mr. Roth who has served since 1994. All nominees are also directors of San Jose Water Company, a wholly owned public utility water corporation subsidiary of the Corporation and SJW Land Company, a wholly owned real estate development company subsidiary of the Corporation. It is the Corporation's intention to appoint all persons elected as directors of the Corporation at the annual meeting to be directors of San Jose Water Company and SJW Land Company for a concurrent term.

MARK L. CALI, Attorney at Law, with the firm, Bledsoe, Cathcart, Diestel, Livingston and Pedersen. Formerly he was with the firm Jencks & Hunt from May 1994 through October 1994 and prior to that with Ropers, Majeski, Kohn, Bentley, Wagner and Kane from October 1990 through May 1994. Mr. Cali, age 30, has served as a director of San Jose Water Company since 1992.

J. PHILIP DiNAPOLI, Attorney at Law, Chairman of Citation Insurance Company (Worker's Compensation specialty carrier) and Comerica California Inc. (California bank holding company); he serves as a director of Comerica, Inc. (bank holding company) and Comerica Bank-California (bank); he is also the owner of DiNapoli Development Company (real estate development company). Mr. DiNapoli, age 56, is a member of the Audit Committee and has served as a director of the San Jose Water Company since 1989.

DREW GIBSON, Chairman of the Board and Chief Executive Officer of Gibson Speno Company (real estate development and investment company) and Chairman of the Board of Gibson Speno Management Company (real estate management company). He also serves as a director of Comerica (bank) and Celluphone, Inc. (Los Angeles based cellular agent). Mr. Gibson, age 53, is a member of the Audit and Compensation Committees and has served as a director of San Jose Water Company since 1986.

RONALD R. JAMES, President Emeritus of the San Jose Chamber of Commerce (business promotion organization), formerly President and Chief Executive Officer of the Chamber. Mr. James, age 67, is a member of the Executive, Audit and Compensation Committees and has served as a director of San Jose Water Company since 1974.

GEORGE E. MOSS, Vice Chairman of the Board of Roscoe Moss Manufacturing Company (manufacturer of steel water pipe and well casing). Mr. Moss was formerly President of the Roscoe Moss Company (holding company). Mr. Moss, age 64, is a member of the Compensation Committee and has served as a director of San Jose Water Company since 1984.

ROSCOE MOSS, JR., Chairman of the Board of Roscoe Moss Manufacturing Company (manufacturer of steel water pipe and well casing). Mr. Moss was formerly Chairman of the Board of Roscoe Moss Company (holding company). Mr. Moss, age 66, is a member of the Corporation's Executive and Compensation Committees and has served as a director of San Jose Water Company since 1980.

W.R. ROTH, Vice President since April 1992 and Chief Financial Officer and Treasurer of the Corporation since January 1990. He has been President and Chief Operating Officer of San Jose Water Company since October 1994. He was Vice President of San Jose Water Company from April 1992 until July 1994 and Senior Vice President from July 1994 until October 1994. He served as Chief Financial Officer and Treasurer from January 1990 until October 1994. Mr. Roth, age 43, has served as a director of San Jose Water Company since 1994.

CHARLES J. TOENISKOETTER, President of Toeniskoetter & Breeding Inc. (construction and real estate development company). He also serves as a director of Redwood Trust, Inc. (real estate investment trust). Mr. Toeniskoetter, age 51, is a member of the Audit Committee and has served as a director of San Jose Water Company since 1991.

J.W. WEINHARDT, President and Chief Executive Officer of the Corporation; Chairman of the Board and Chief Executive Officer of San Jose Water Company. Prior to his election to Chairman of the Board in October 1994, he was President of the San Jose Water Company. Mr. Weinhardt, age 65, is a member of the Corporation's Executive Committee and has served as a director of San Jose Water Company since 1975. Mr. Weinhardt also serves as a director of California Water Service Company, SJNB Financial Corp. and its subsidiary San Jose National Bank.

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

No nominee is or has been employed in his principal occupation or employment during the past 5 years by a corporation or other organization that is a parent, subsidiary or other affiliate of the Corporation, other than Mr. Weinhardt and Mr. Roth whose employment relationship with San Jose Water Company is described above.

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

The Board of Directors has an Executive Committee, an Executive Compensation Committee and an Audit Committee. The Audit Committee reviews the results of the annual audit, the financial statements, any supplemental management information submitted by the auditors, and internal accounting and control procedures. It also recommends the selection of auditors to the Corporation's shareholders. The Compensation Committee reviews and recommends to the Board of Directors appropriate compensation for executive officers of the corporation. There is no standing nominating committee. During 1995, there were 4 regular meetings and one special meeting of the Board of Directors and 3 regular meetings of the Audit Committee and 2 meetings of the Executive Compensation Committee. All directors attended at least 75% of all Board and applicable committee meetings, except for Mr. Gibson, who attended 68% of all Board and applicable committee meetings.

Executive Officers of the Registrant.

Name            Age  Offices and Experience

J. W. Weinhardt  65  SJW Corp. - President, Chief Executive Officer,
                     Director and Member of the Executive Committee of the Board of Directors since 1985.

                     San Jose Water Company - Chairman of the Board since October 1994, President, Chief Executive Officer, Director and Member of the Executive Committee of the Board of Directors since 1974. Mr. Weinhardt has been with San Jose Water Company since 1963.

W. R. Roth       43  SJW Corp. - Vice President, Chief Financial
                     Officer and Treasurer since April 1992, Chief
                     Financial Officer and Treasurer since January 1990.

                     San Jose Water Company - President and Chief
                     Operating Officer since October 1994.  Senior
                     Vice President since July 1994, Vice President, Finance since April 1992, Chief Financial Officer and Treasurer from January 1990 through October 1994.

F. R. Meyer      56  San Jose Water Company - Vice President,
                     Regulatory Affairs since January 1990. Vice
                     President, Finance since 1984 and Chief Financial
                     Officer and Treasurer from 1978 to January 1990.

P. J. Schreiber  58  San Jose Water Company - Vice President,
                     Operations since March 1984 and Directing Manager of Operations since 1978. Mr. Schreiber has been with San Jose Water Company since 1962.

R. J. Balocco    46  San Jose Water Company - Vice President,
                     Corporate Communications since October 1995, Vice
                     President, Administration since April 1992, Manager of
                     Customer Service since January 1985. Mr. Balocco has been with San Jose Water Company since December
                     1982.

B. Y. Nilsen     54  SJW Corp., Secretary since 1985.
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

Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no other reports were required during 1995, SJW Corp. believes that during 1995 all officers, directors and greater than ten percent beneficial owners were in compliance with all Section 16(a) filing requirements.

Item 11.  Executive Compensation.

The following table contains certain summary information regarding the cash compensation paid by the Corporation and its subsidiaries for each of the corporations last three completed fiscal years to the President and Chief Executive Officer and to the four other executive officers whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                Annual Compensation(1)   Long Term Compensation(1)
                ---------------------    -------------------------
                                          Awards          Payouts
                                  Other   ------          -------
Name and                          Annual  Restricted           All Other
Principal                         Compen-  Stock   Options/ LTIP  Compen-
Position        Year Salary Bonus sation  Award(s) SAR's  Payouts sation
-------------   ---- -----  ----- ------  ------  -----   -------  ------
                      ($)     ($)   ($)     ($)     ($)     ($)    ($)
J.W. Weinhardt  1995 270,000                                    13,820(2)
 President      1994 268,750                                    10,050(2)
 and Chief      1993 253,750  90,000                             9,297(2)
 Executive Officer
 SJW Corp., Chairman and
 Chief Executive
 Officer San Jose
 Water Company

W.R. Roth       1995 150,000                                   13,000(2)
 Vice President 1994 134,304                                    3,961(3)
 and Chief      1993 114,416                                    3,190(3)
 Financial Officer
 SJW Corp., President
 and Chief Operating
 Officer, San Jose
 Water Company

F.R. Meyer      1995 136,500                                   4,095(3)
 Vice President 1994 130,500                                   3,915(3)
 San Jose Water 1993 124,500                                   3,735(3)
 Company

P.J. Schreiber  1995 123,042                                   3,492(3)
 Vice President 1994 117,542                                   3,494(3)
 San Jose Water 1993 112,042                                   3,361(3)
 Company

R.J. Balocco    1995 107,625                                   3,094(3)
 Vice President 1994 103,125                                   3,075(3)
 San Jose Water 1993  98,583                                   2,957(3)
 Company

(1) Long Term Compensation Award or Payout Plans are not provided to employees of the Corporation or its subsidiaries.
(2) For Mr. Weinhardt represents matching contributions paid by the San Jose Water Company under its Salary Deferral Plan of $4,620 for 1995, $4,500 for 1994 and $4,497 for 1993; for Mr. Roth represents matching contributions paid by the San Jose Water Company under its Salary Deferral Plan of $4,500 for 1995. The balance are amounts received for Director's fees.
(3) Represents matching contributions paid by the San Jose Water Company under its Salary Deferral Plan.

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

                           PENSION PLAN TABLE

                 Years of service(1)(2)(3)(4)
Average
compensation   15 Years     20 Years   25 Years   30 Years   35 Years

$100,000(5)    $25,000      $ 44,000   $ 49,500   $ 55,000   $ 55,000
$125,000(5)    $31,250      $ 55,000   $ 61,875   $ 68,750   $ 68,750
$150,000(5)    $37,500      $ 66,000   $ 74,250   $ 82,500   $ 82,500
$175,000(6)    $37,500(7)   $ 77,000   $ 86,625   $ 96,250   $ 96,250
$200,000(6)    $37,500(7)   $123,500   $134,500   $145,500   $150,600
$225,000(6)    $37,500(7)   $139,000   $151,300   $163,700   $169,400
$250,000(6)    $37,500(7)   $154,400   $168,100   $181,900   $188,300
$275,000(6)    $37,500(7)   $169,800   $184,900   $200,000   $207,100
$300,000(6)    $37,500(7)   $185,200   $201,700   $218,200   $225,900
$325,000(6)    $37,500(7)   $200,700   $218,500   $236,400   $244,725
$350,000(6)    $37,500(7)   $216,000   $235,300   $254,500   $263,500

(1) The benefits listed in the table under the 15 years column are subject to deduction of 50% of the participant's social security benefits at age 65.
(2) The number of years of credited service and covered compensation at December 31, 1995 is for Mr. Weinhardt, 32, $270,000; Mr. Meyer, 17, $136,500; Mr. Roth,
5, $150,000; Mr. Schreiber, 33, $123,042; Mr. Balocco, 13, $107,625.
(3) Applicable laws and regulations limit the amounts which may be paid.
(4) No additional benefits are accrued at the present time.
(5) Range of benefits apply to Messrs. Meyer, Roth, Balocco and Schreiber only.
(6) Range of benefits apply to Mr. Weinhardt only.
(7) Compensation is limited to $150,000 in 1995 for the Retirement Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following sets forth, as of January 1, 1996, the beneficial ownership of shares of the outstanding Common Stock of the Corporation by each director or nominee to the Board, each beneficial owner of more than 5% of the common stock, each officer listed in the summary compensation table and the executive officers of the Corporation as a group. Each nominee has sole voting and sole investment power with respect to the shares of the Corporation's stock listed below (or shares such powers with his spouse).

                                               Amount and   Percent of
                                               Nature of    class
                                   Class of    beneficial   beneficially
Name                                stock      ownership    owned
____                               ________    _________    ________
Directors:

 Mark L. Cali                        Common         2,195      *
 J. Philip DiNapoli                  Common           600      *
 Drew Gibson                         Common           500      *
 Ronald R. James                     Common           200      *
 George E. Moss                      Common       527,156(1)   16.2%(2)
 Roscoe Moss, Jr.                    Common       523,878      16.1%(2)
 W.R. Roth                           Common         2,500      *
 Charles J. Toeniskoetter            Common           100      *
 J.W. Weinhardt                      Common         6,050      *
Executive Officers:
 Fred R. Meyer                       Common           900      *
 P.J. Schreiber                      Common         1,162      *
 R.J. Balocco                        Common           186      *
All directors and executive officers
 as a group (14 individuals)         Common     1,066,791      32.8%

*Denotes an amount less than 1%.
(1) Includes 148,483 shares held by trust for which Mr. Moss is trustee or co-trustee. Mr. Moss disclaims any pecuniary interest in 29,344 shares.
(2) The address for Mr. George E. Moss and Mr. Roscoe Moss, Jr. is 4360 Worth Street, Los Angeles, CA 90063.

Item 13.  Certain Relationships and Related Transactions.

Transactions with Management

SJW Land Company and San Jose Water Company, subsidiaries of the Corporation, retained Gibson Speno Company, of which Mr. Gibson, a director of the Corporation, is a partner, to perform certain consulting services during the year 1994. The Gibson Speno Company was paid $90,000 for consulting services for 1995.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) (1) Financial Statements


Independent Auditors' Report, January 19, 1996

     Consolidated Balance Sheet as of December 31, 1995 and 1994

     Consolidated Statement of Income for the years ended
       December 31, 1995, 1994 and 1993

     Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

     Consolidated Statement of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedule:

           Schedule
            Number
              II      Valuation and Qualifying Accounts and
                        Reserves, Years ended December 31,
                        1995, 1994 and 1993

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3)    Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index located in Part IV, Item 7 of this document.

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

                                             SJW CORP.
Date: January 25, 1996                    By /s/  J. W. Weinhardt
                                             J. W. WEINHARDT, President,
                                             Chief Executive Officer and
                                             Member, Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 25, 1996                    By /s/ J. W. Weinhardt
                                             J. W. WEINHARDT, President,
                                             Chief Executive Officer and
                                             Member, Board of Directors

Date: January 25, 1996                    By /s/ W. R. Roth
                                             W. R. ROTH, Vice President,
                                             Finance and Chief Financial
                                             Officer (Chief Accounting
                                             Officer and Member, Board
                                             of Directors

Date: January 25, 1996                    By /s/ Mark L. Cali
                                             MARK L. CALI
                                             Member, Board of Directors

Date: January 25, 1996                    By /s/J. Philip DiNapoli
                                             J. PHILIP DINAPOLI
                                             Member, Board of Directors

Date: January 25, 1996                    By /s/Drew Gibson
                                             DREW GIBSON
                                             Member, Board of Directors

Date: January 25, 1996                    By /s/Ronald R. James
                                             RONALD R. JAMES
                                             Member, Board of Directors

Date: January 25, 1996                    By /s/George E. Moss
                                             GEORGE E. MOSS
                                             Member, Board of Directors

Date: January 25, 1996                    By /s/Roscoe Moss, Jr.
                                             ROSCOE MOSS, JR.
                                             Member, Board of Directors

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