Form 10-Q
period 1996-03-31
SJW CORP
filed 1996-05-14
CIK 766829

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended        March 31, 1996

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

Yes  x   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of May 1, 1996 and as of the date of this report are 3,244,547.


                      PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                 (In thousands, except per share amounts)

                            THREE MONTHS ENDED
                                MARCH 31
                               1996     1995
                            ------------------

Operating revenue        $    18,445    18,239

Operating expense:
  Operation:
    Purchased water            2,658     3,304
    Power                        735       596
    Pump taxes                 2,803     2,062
    Other                      4,069     5,309
  Maintenance                  1,638     1,702
  Property and other
    nonincome taxes              778       827
  Depreciation                 2,133     1,923
  Income taxes                 1,043       603
                              ----------------
Total Operating Expenses      15,857    16,326
                              ----------------
  Operating income             2,588     1,913

Other income                     218       129
Dividend income                  286       280
Interest and other charges    (1,612)   (1,478)
                              ----------------
  Net income             $     1,480       844
                              ================
Earnings per share of
  common stock           $      0.46      0.26
                              ================
Dividends per share
  of common stock        $      0.555     0.54
                              ================
Weighted average
outstanding common shares  3,247,146 3,250,746
                           ===================
                        SJW CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                              (In thousands)
                                              MARCH 31   DECEMBER 31
                                               1996         1995
                         ASSETS              ----------------------
Utility plant                           $    327,051        324,098
Less accumulated depreciation                102,192        100,000
                                             ----------------------
     Net utility plant                       224,859        224,098
Nonutility property                            6,597          6,624
Current assets:
  Cash and equivalents                         5,121          7,414
  Temporary investments                        7,399          4,300
  Accounts receivable and accrued revenue      7,308          8,499
  Prepaid expenses and other                     971          1,238
                                             ----------------------
                                              20,799         21,451
Other assets:
  Investment in California Water Service Co.  19,249         18,012
  Debt issuance and reacquisition costs        4,259          4,283
  Regulatory asset                             3,628          3,551
  Goodwill                                     2,234          2,256
  Other                                          281            222
                                             ----------------------
  Total other assets                          29,651         28,324
                                             ----------------------
                                        $    281,906        280,497
                                             ======================
                      CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                          $     10,139         10,159
  Additional paid-in capital                  21,971         22,208
  Retained earnings                           76,247         76,569
  Unrealized gain (loss) on investment           649            (82)
                                             ----------------------
    Total common shareholders' equity        109,006        108,854
Long-term debt, less current maturities       76,500         76,500
                                             ----------------------
    Total capitalization                     185,506        185,354
Current liabilities:
  Current maturities of long-term debt         1,000          1,000
  Accounts payable                               733            690
  Accrued interest                             1,742          2,179
  Accrued pump taxes and purchased water       2,825          3,742
  Income taxes payable                         1,286            447
  Postretirement benefits                        132            132
  Other current liabilities                    2,680          2,570
                                             ----------------------
    Total current liabilities                 10,398         10,760
Deferred income taxes and tax credits         16,404         15,743
Other noncurrent liabilities                   2,706          2,508
Advances for and contributions in aid
  of construction                             66,892         66,132
                                             ----------------------
                                        $    281,906        280,497
                                             ======================
                        SJW CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)
                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                     1996     1995
Operating activities:                             ----------------
  Net income                                 $      1,480      844
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                    2,133    1,923
    Deferred income taxes and credits                 153      252
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue       1,191    1,742
      Prepaid expenses and other                      267    2,772
      Accounts payable and other
        current liabilities                           153     (314)
      Accrued pump taxes and purchased water         (917)  (1,257)
      Income taxes payable                            839      237
      Accrued interest                               (437)    (686)
      Other changes, net                              (90)    (845)
                                                  ----------------
Net cash provided by operating activities           4,772    4,668
                                                  ----------------
Investing activities:
  Additions to utility plant                       (3,120)  (2,937)
  Additions to nonutility property                     (3)     (79)
  Cost to retire utility plant                        (20)    (129)
  (Purchase) sale of temporary investments         (3,099)       0
  Net cash proceeds from sale of machine shop           0    1,954
                                                  ----------------
Net cash used in investing activities              (6,242)  (1,191)
                                                  ----------------
Financing activities:
  Dividends paid                                   (1,802)  (1,755)
  Line of credit                                        0   (1,000)
  Advances and contributions in aid of
    construction                                    1,190      507
  Refunds of advances                                (211)    (219)
                                                  ----------------
Net cash used in financing activities                (823)  (2,467)
                                                  ----------------
Net change in cash and equivalents                 (2,293)   1,010
                                                  ----------------
Cash and equivalents, beginning of period           7,414    1,277
                                                  ----------------
Cash and equivalents, end of period          $      5,121    2,287
                                                  ================
Supplemental disclosures of cash flow information:
  Cash paid (credited) during period for:
    Interest                                 $      1,963    2,069
    Income taxes                             $        166   (1,294)

                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1996

     NOTE I - General

       In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

       The Notes to Consolidated Financial Statements incorporated by reference in SJW Corp.'s 1995 Annual
       Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        On November 1, 1996, San Jose Water Company will redeem at maturity its 6.5% Series O first mortgage bonds in the amount of $1,000,000.

        San Jose Water Company has a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. At March 31, 1995, San Jose Water Company had available an unused short-term bank line of credit of $20,000,000.

        San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1996 are estimated at $15,203,700. For the five year period from 1996 to 2000, San Jose Water Company's net capital expenditures are estimated to aggregate $80,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

        General:

        SJW Corp. is a holding company created in 1985 through an agreement of merger with San Jose Water Company. SJW
        Corp. has operational and financial flexibility and can engage in nonutility activities.

        San Jose Water Company is a public utility in the business of providing water service to approximately
        928,000 people in the metropolitan San Jose area.

        SJW Land Company, a wholly-owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Company's headquarters and the San Jose Arena.

        SJW Corp. also owns 549,976 shares of California Water
        Service Company acquired through the liquidation of W P
        Shell Corporation, formerly a 100% owned subsidiary of SJW Corp.

        Results of Operations:

        Overview

        SJW Corp.'s consolidated net income for the first quarter of 1996 was $1,480,000, an increase of 75% from $844,000 in the first quarter of 1995. The increase in consolidated net income is due primarily to decreased water production expense and increased water consumption.

        Operating Revenue

        The change in consolidated operating revenue from the same period in 1995 is due to the following factors:

                                         Three months ended
        Operating revenue              March 31, 1996 vs. 1995
                                       -----------------------
                                           Increase/(decrease)
        _____________________________________________________
        Utility:
          Consumption           $ 1,181,000             6.5%
          New customers              32,000             0.2
        Real estate                  44,000             0.2
        Other Operations         (1,051,000)           (5.8)
                                 $  206,000             1.1%
                                ===========            =====

        Other operations revenue decreased primarily due to W P
        Shell Corporation's sale of the machine shop operation in the first quarter of 1995.


        Operating expense

        The change in consolidated operating expense, excluding
        income taxes, from the same period in 1995 is due to the
        following:
                                 Three months ended March 31,
        Operating Expense               1996 vs. 1995
                                    Increase/(decrease)

        Operation and maintenance $(1,070,000)         (6.8)%
        Depreciation                  210,000           1.3
        General Taxes                 (49,000)         (0.3)
                                  $  (909,000)         (5.8)%
                                  ===========          ====


        The decrease in operation and maintenance expense is primarily due to two factors: (1) reduced water production cost resulting from the availability of greater surface water supplies, and (2) reduction of operation expense due to the sale of the machine shop.

        Income tax expense increased $440,000, or 73%, in comparison to the third quarter of 1995.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and not indicative of the results for the calendar year. Average usage per metered customer in the first quarter of 1996 increased 9% from the first quarter of 1995.

        Water Supply

        On May 1, 1996, Santa Clara Valley Water District's 10 reservoirs were 90% full with 153,000 acre feet of water in storage -- which is above average for the past 20 years. The heavy rainfall in the winter of 1996 increased the surface water supplies to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

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

       In March 1996, the Administrative Law Judge has rendered a proposed decision on the rate increase application of San Jose Water Company. The proposed decision granted San Jose Water Company a 10% return on common equity, which is significantly below the industry's average. San Jose Water Company have met with the Commissioners and persuaded them to render San Jose Water Company a more favorable return on common equity. If successful, San Jose Water Company expects to have rate relief in the early summer of 1996.

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

        Although the company could have filed an advice letter requesting authorization to collect the new franchise fee by surcharge from its customers, San Jose Water Company decided not to impose such a surcharge at this time. Instead, with the concurrence of the Division of Ratepayer Advocates, it has filed an advice letter, on July 13, 1995, with the Public Utilities Commission requesting permission to establish a memorandum account for the imposed franchise fee. A Commission decision issued on November 8, 1995 authorized San Jose Water Company to establish such an account. San Jose Water Company will be able to collect the franchise fee from its customers by surcharge in the event that its efforts to invalidate the ordinance are unsuccessful.

        Trial is scheduled to begin in June 1996.  San Jose Water
        Company does not believe, based upon all available information, that the outcome of this event will have a material adverse effect on its financial position.


Item 4. Submission of Matters to a Vote of Security Holders

        At the 1996 Annual Meeting of Shareholders of the company held on April 18, 1996, nine directors were re-elected to the Board of Directors and the appointment of KPMG Peat
        Marwick, LLP as independent auditors for 1996 was ratified by the following votes:

        Name of Director           Votes for   Votes against
        _______________________________________________________
        Mark L. Cali               2,899,625   11,635
        J. Philip DiNapoli         2,901,779    9,481
        Drew Gibson                2,899,847   11,413
        Ronald R. James            2,896,868   14,392
        George Moss                2,898,408   12,852
        Roscoe Moss, Jr.           2,898,408   12,852
        W. Richard Roth            2,903,452    7,808
        Charles J. Toeniskoetter   2,898,201   13,059
        J. W. Weinhardt            2,902,851    8,409

        Ratification of appointment of independent auditors for 1996:

         Votes for               Votes against         Votes
        Appointment              Appointment         Abstaining
        ____________________________________________________
         2,888,558                    10,878           11,824

Item 5. OTHER INFORMATION

        On April 18, 1996, the Board of Directors declared the regular quarterly dividend of $.555 per common share.
        The dividend will be paid June 1, 1996 to shareholders of record as of the close of business on May 1, 1996.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 1996.

        (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.


Date: May 14, 1996                   By   /s/
                                           _______________________
                                         W. R. ROTH
                                         Chief Financial Officer