Form 10-Q
period 1996-06-30
SJW CORP
filed 1996-08-12
CIK 766829

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996

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

Yes  x   No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of July 1, 1996 and as of the date of this report are 3,244,547.


                      PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                 (In thousands, except per share amounts)

                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                   JUNE 30                  JUNE 30
                               1996     1995            1996     1995
                            ------------------         -----------------

Operating revenue        $    28,005    23,780         46,450    42,019

Operating expense:
  Operation:
    Purchased water            6,109     5,936          8,767     9,239
    Power                      1,144       934          1,878     1,531
    Pump taxes                 4,063     2,666          6,866     4,728
    Other                      4,374     4,086          8,444     9,395
  Maintenance                  1,740     1,553          3,378     3,254
  Property and other
    nonincome taxes              780       624          1,558     1,452
  Depreciation                 2,133     1,894          4,266     3,817
  Income taxes                 2,648     2,127          3,691     2,729
                              ----------------         ----------------
                              22,991    19,820         38,848    36,145
                              ----------------         ----------------
  Operating income             5,014     3,960          7,602     5,874

Other income                     224       223            442       259
Dividend income                  286       187            572       561
Interest and other charges    (1,595)   (1,376)        (3,207)   (2,855)
                              ----------------         ----------------
  Net income             $     3,929     2,994          5,409     3,839
                              ================         ================
Earnings per share of
  common stock           $      1.21      0.92           1.67      1.18
                              ================         ================
Dividends per share
  of common stock        $      0.555     0.54           1.11      1.08
                              ================         ================
Weighted average
outstanding common shares  3,244,547 3,250,746      3,245,847 3,250,746
                           ===================      ===================
                        SJW CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                              (In thousands)
                                             JUNE 30    DECEMBER 31
                                                1996        1995
                         ASSETS              ----------------------
Utility plant                           $    332,561        324,098
Less accumulated depreciation                104,253        100,000
                                             ----------------------
     Net utility plant                       228,308        224,098
Nonutility property                            6,568          6,624
Current assets:
  Cash and equivalents                        10,061          7,414
  Temporary investments                        3,316          4,300
  Accounts receivable and accrued revenue     12,156          8,499
  Prepaid expenses and other                   1,386          1,238
                                             ----------------------
     Total current assets                     26,919         21,451

Other assets:
  Investment in California Water Service Co.  19,249         18,012
  Debt issuance and reacquisition costs        4,220          4,283
  Regulatory asset                             3,614          3,551
  Goodwill                                     2,213          2,256
  Other                                          395            222
                                             ----------------------
  Total other assets                          29,691         28,324
                                             ----------------------
                                        $    291,486        280,497
                                             ======================
                      CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                          $     10,139         10,159
  Additional paid-in capital                  21,971         22,208
  Retained earnings                           78,376         76,569
  Unrealized gain (loss) on investment           649            (82)
                                             ----------------------
    Total common shareholders' equity        111,135        108,854
Long-term debt, less current maturities       76,500         76,500
                                             ----------------------
    Total capitalization                     187,635        185,354
Current liabilities:
  Current maturities of long-term debt         1,000          1,000
  Accounts payable                               691            690
  Accrued interest                             2,715          2,179
  Accrued pump taxes and purchased water       5,693          3,742
  Income taxes payable                         3,517            447
  Post retirement benefits                       470            132
  Other current liabilities                    2,721          2,570
                                             ----------------------
    Total current liabilities                 16,807         10,760

Deferred income taxes and tax credits         16,039         15,743
Other noncurrent liabilities                   2,659          2,508
Advances for and contributions in aid
  of construction                             68,346         66,132
                                             ----------------------
                                        $    291,486        280,497
                                             ======================
                        SJW CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)
                                                  SIX MONTHS ENDED
                                                      JUNE 30
                                                     1996     1995
Operating activities:                             ----------------
  Net income                                        5,409    3,839
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                    4,266    3,817
    Deferred income taxes and credits                (212)     184
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue      (3,657)  (1,719)
      Prepaid expenses and other                     (148)   2,199
      Accounts payable and other
        current liabilities                           152       93
      Accrued pump taxes and purchased water        1,951      237
      Income taxes payable                          3,070    2,251
      Accrued interest                                536      (10)
      Other changes, net                              218     (577)
                                                  ----------------
Net cash provided by operating activities           11,585  10,314
                                                  ----------------
Investing activities:
  Additions to utility plant                       (8,866)  (7,088)
  Additions to nonutility property                     (4)     (80)
  Cost to retire utility plant                       (101)    (249)
  Temporary investments                               984        0
  Net cash proceeds from sale of machine shop           0    1,954
                                                  ----------------
Net cash used in investing activities              (7,987)  (5,463)
                                                  ----------------
Financing activities:
  Dividends paid                                   (3,602)  (3,511)
  Line of credit                                        0   (3,000)
  Advances and contributions in aid of
    construction                                    3,234    2,608
  Refunds of advances                                (583)    (599)
                                                  ----------------
Net cash used in financing activities                (951)  (4,502)
                                                  ----------------
Net change in cash and equivalents                  2,647      349
                                                  ----------------
Cash and equivalents, beginning of period           7,414    1,277
                                                  ----------------
Cash and equivalents, end of period          $     10,061    1,626
                                                  ================
Supplemental disclosures of cash flow information:
  Cash paid (credited) during period for:
    Interest                                 $      2,517    2,712
    Income taxes                             $        998   (1,057)

                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1996

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        On November 1, 1996, San Jose Water Company will redeem in maturity Series O 6.5% First Mortgage Bonds in the amount of $1,000,000 plus accrued interest.

        San Jose Water Company has a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. On June 30, 1996, San Jose Water Company had an available unused short-term bank line credit of $20,000,000.

        San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1996 are estimated at $15,204,000. For the five year period from 1996 to 2000, San Jose Water Company's net capital expenditures are estimated to aggregate $90,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

        General:

        SJW Corp. is a holding company created in 1985 through an agreement of merger with San Jose Water Company. SJW Corp. has operational and financial flexibility and can engage in nonregulated activities. SJW Corp. also owns 549,976 shares of California Water Service Company.

        San Jose Water Company is a public utility in the business of providing water service to approximately
        928,000 people in the metropolitan San Jose area.

        SJW Land Company, a wholly owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Company's headquarters and the San Jose Arena.


        Results of Operations:
        Overview

        SJW Corp.'s consolidated net income for the second quarter of 1996 was $3,929,000, an increase of 31% from $2,994,000 in the second quarter of 1995. The increase in consolidated net income was due primarily to increased customer usage and the availability of additional surface water.

        Operating Revenue

        The change in consolidated operating revenue from the same period in 1995 was due to the following factors:

                                     Three months ended June 30,
        Operating revenue             1996 vs. 1995
                                      ________________________
                                          Increase/(decrease)
        ___________________________________________________
        Utility:
          Consumption           $ 4,152,000             17%
          New customers             133,000              1%
        Parking                     (60,000)             --
                                ___________             ___
                                $ 4,225,000             18%
                                ===========             ===


        Operating expense

        The change in consolidated operating expense, excluding income taxes, from the same period in 1995 was due to the following:
                                    Three months ended June 30,
        Operating Expense              1996 vs. 1995
                                      _______________________
                                          Increase/(decrease)
        __________________________________________________
        Operation and maintenance $ 2,255,000          13%
        Depreciation                  239,000           1%
        General Taxes                 156,000           1%
                                  ___________         ____
                                  $ 2,650,000          15%
                                  ===========         ====


        The increase in operation and maintenance expense was primarily due to increased water production costs from higher water consumption.

        Income tax expense increased $521,000 which is 25% in comparison to the second quarter of 1995.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediate preceding quarter would not be meaningful. Average usage per metered customer in the second quarter of 1996 increased 23% from the second quarter of 1995.

        Water Supply

        On August 1, 1996, Santa Clara Valley Water District's 10 reservoirs were 73% full with 124,562 acre feet of water in storage -- which is above average for the past 20 years. As of August 1, 1996, the water level in the Santa Clara groundwater basin exceeded the 30-year average. The heavy rainfall in January and March of 1996 increased the surface water supplies to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

        Regulatory Affairs

        The Public Utilities Commission of California rendered a rate decision on July 17, 1996, approving a .95%, 2.1%, 1.45% and 1.45% rate increase for 1996, 1997, 1998, and
        1999 respectively for San Jose Water Company. These rate increases are based on rates of return on ratebase of 9.28% and 9.25% for the years 1996 and 1997, respectively, reflecting a return on common equity of 10.2%. The increases for 1998 and 1999 are to offset operational and financial attrition. Included in the rate increase is the recovery of the voluntary conservation memorandum account for the period of March 1993 to February 1994 when San Jose Water Company experienced residual voluntary water conservation from an earlier water use restriction.

                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS


       Valley Title Company

       In October 1993, Valley Title Company and its insurer filed a lawsuit in Santa Clara County Superior Court naming San Jose Water Company as a defendant. Plaintiffs claimed a fire service pipeline ruptured in October 1992, causing water to flood the title company's basement.

       In April 1995, San Jose Water Company's insurance carrier settled with the plaintiff's insurance company for $3.5 million. Whether or not San Jose Water Company will be compelled to contribute to the settlement is uncertain. However, management has consistently maintained that the pollution exclusion asserted by the insurance carrier does not apply to this type of incident. Therefore, the company will aggressively resist any demand for contribution.

       The jury awarded the title company $3 million for its loss of records, and the insurance carrier for San Jose Water Company has appealed that decision. San Jose Water Company believes that any final award to the title company will be within the stated limits of the company's insurance coverage.

       No governmental entity is known to have an unresolved claim against San Jose Water Company arising from the release of oil in this incident.


        City of San Jose

        On June 27, 1995, the City of San Jose passed an ordinance imposing a franchise fee on the gross annual receipts arising from the use, operation, or possession of a "Potable Water Franchise." This ordinance became effective on July 28, 1995. San Jose Water Company maintains that it has a "constitutional franchise" dating from at least 1891, and that the City of San Jose cannot legally impose any new franchise or new franchise fees on San Jose Water Company's operations. San Jose Water Company has filed suit to challenge this new city ordinance.

        Although the company could have filed an advice letter with the Public Utilities Commission requesting authorization to collect the new franchise fee from its customers, San Jose Water Company, with the concurrence of the Division of Ratepayer Advocates, decided to ask the Commission for permission to establish a memorandum account for the imposed franchise fee. A Commission decision issued on November 8, 1995, authorized San Jose Water Company to establish such an account. San Jose Water Company will be able to collect the franchise fee from its customers by surcharge in the event that its efforts to invalidate the ordinance are unsuccessful.

        Trial is scheduled to begin in August 1996. San Jose Water Company does not believe, based upon all available information, that the outcome of this event will have a material adverse effect on its financial position.


Item 5. OTHER INFORMATION

        On July 18, 1996, the Board of Directors declared the regular quarterly dividend of $.555 per common share.
        The dividend will be paid September 1, 1996 to shareholders of record as of the close of business on August 1, 1996.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 1996.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended June 30, 1996.
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.


Date: August 12, 1996                  By   /s/
                                           _______________________
                                         W. R. ROTH
                                         Chief Financial Officer