Form 10-Q
period 1996-09-30
SJW CORP
filed 1996-11-15
CIK 766829

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996

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

Yes  x   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of November 12, 1996 and as of the date of this report are 3,170,347.


                      PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                 (In thousands, except per share amounts)

                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                SEPTEMBER 30              SEPTEMBER 30
                               1996     1995            1996     1995
                            ------------------         -----------------

Operating revenue        $    33,387    32,004         79,837    74,023

Operating expense:
  Operation:
    Purchased water            7,081     6,427         15,848    15,666
    Power                      1,695     1,866          3,573     3,397
    Pump taxes                 5,470     5,584         12,336    10,312
    Other                      4,470     4,368         12,914    13,763
  Maintenance                  1,658     1,496          5,036     4,750
  Property and other
    nonincome taxes              800       780          2,358     2,232
  Depreciation                 2,133     1,905          6,399     5,722
  Income taxes                 3,654     3,595          7,345     6,324
                              ----------------         ----------------
Total operating expenses      26,961    26,021         65,809    62,166
                              ----------------         ----------------
  Operating income             6,426     5,983         14,028    11,857

Gain on sale of non-utility
  property, net of tax         5,269         0          5,269         0
Other income                     212       147            654       406
Dividend income                  286       280            858       841
Interest and other charges    (1,614)   (1,284)        (4,821)   (4,139)
                              ----------------         ----------------
  Net income             $    10,579     5,126         15,988     8,965
                              ================         ================
Earnings per share of
  common stock           $      3.26      1.58           4.93      2.76
                              ================         ================
Dividends per share
  of common stock        $     0.555       .54           1.665     1.62
                              ================         ================
Weighted average
outstanding common shares  3,244,547 3,250,746      3,245,413 3,250,746
                           ===================      ===================
                        SJW CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                              (In thousands)
                                           SEPTEMBER 30   DECEMBER 31
                                                1996        1995
                         ASSETS              ----------------------
Utility plant                           $    337,813        324,098
Less accumulated depreciation                106,125        100,000
                                             ----------------------
     Net utility plant                       231,688        224,098
Nonutility property                            7,313          6,624
Current assets:
  Cash and equivalents                        15,533          7,414
  Temporary investments                        3,825          4,300
  Accounts receivable and accrued revenue     12,128          8,499
  Prepaid expenses and other                   1,401          1,238
                                             ----------------------
                                              32,887         21,451
Other assets:
  Investment in California Water Service Co.  20,968         18,012
  Debt issuance and reacquisition costs        4,181          4,283
  Regulatory asset                             3,614          3,551
  Goodwill                                     2,192          2,256
  Other                                          611            222
                                             ----------------------
  Total other assets                          31,566         28,324
                                             ----------------------
                                        $    303,454        280,497
                                             ======================
                      CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                          $     10,139         10,159
  Additional paid-in capital                  21,971         22,208
  Retained earnings                           87,155         76,569
  Unrealized gain ( loss )on investment        1,663            (82)
                                             ----------------------
    Total common shareholders' equity        120,928        108,854
Long-term debt, less current maturities       76,500         76,500
                                             ----------------------
    Total capitalization                     197,428        185,354
Current liabilities:
  Current maturities of long-term debt         1,000          1,000
  Accounts payable                               571            690
  Accrued interest                             1,706          2,179
  Accrued pump taxes and purchased water       3,874          3,742
  Income taxes payable                         4,894            447
  Postretirement benefits                        470            132
  Other current liabilities                    3,519          2,570
                                             ----------------------
    Total current liabilities                 16,034         10,760
Deferred income taxes and tax credits         16,456         15,743
Other noncurrent liabilities                   2,969          2,508
Advances for and contributions in aid
  of construction                             70,567         66,132
                                             ----------------------
                                        $    303,454        280,497
                                             ======================
                        SJW CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)
                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                     1996     1995
Operating activities:                             ----------------
  Net income                                 $     15,988    8,965
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                    6,399    5,722
    Deferred income taxes and credits                 713     (114)
    Gain on sale of non-utility property           (7,424)       0
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue      (3,629)  (3,540)
      Prepaid expenses and other                     (163)   2,519
      Accounts payable and other
        current liabilities                           830      939
      Accrued pump taxes and purchased water          132    2,516
      Income taxes payable                          4,447    3,377
      Accrued interest                               (473)    (708)
      Other changes, net                             (840)    (302)
                                                  ----------------
Net cash provided by operating activities          15,980   19,374
                                                  ----------------
Investing activities:
  Additions to utility plant                      (14,542) (11,857)
  Additions to nonutility property                 (1,065)     (79)
  Cost to retire utility plant                       (184)    (433)
  Temporary investments                               475        0
  Net cash proceeds from sale of non-utility
    property                                        7,767        0
  Net cash proceeds from sale of machine shop           0    1,954
                                                  ----------------
Net cash used in investing activities              (7,549) (10,415)
                                                  ----------------
Financing activities:
  Dividends paid                                   (5,403)  (5,266)
  Line of credit                                        0   (4,800)
  Advances and contributions in aid of
    construction                                    6,106    4,601
  Refunds of advances                              (1,015)  (1,026)
                                                  ----------------
Net cash used in financing activities                (312)  (6,491)
                                                  ----------------
Net change in cash and equivalents                  8,119    2,468
                                                  ----------------
Cash and equivalents, beginning of period           7,414    1,277
                                                  ----------------
Cash and equivalents, end of period          $     15,533    3,745
                                                  ================
Supplemental disclosures of cash flow information:
  Cash paid (credited) during period for:
    Interest                                 $      5,053    4,692
    Income taxes                             $      5,843    1,756

                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                       September 30, 1996

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        San Jose Water Company redeemed its 6.5% Series O first mortgage bonds in the amount of $1,000,000 on November 1, 1996.

        San Jose Water Company has a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. At September 30, 1996, San Jose Water Company had available an unused short-term bank line of credit of $20,000,000.

        San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1996 are estimated at $15,204,000. For the five year period from 1996 to 1999, San Jose Water Company's net capital expenditures are estimated to aggregate $90,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

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

        SJW Corp. also owns 549,976 shares of California Water
        Service Company.

        Results of Operations:

        Overview

        SJW Corp.'s consolidated net income for the third quarter of 1996 was $10,579,000, an increase of 106% from $5,126,000 in the third quarter of 1995. The increase in consolidated net income is due primarily to the inclusion of $5,269,000 of post-tax gain on sale of non-utility property by SJW Land Company.

        Earnings  for  the  nine  months of  1996  are  favorably
        impacted by the increase in customer consumption and  the
        inclusion  of  gain  on  sale  of  non-utility   property
        reported in the third quarter.

        Operating Revenue

        The change in consolidated operating revenue from the same period in 1995 is due to the following factors:

                                    Three months    Nine Months

        Operating revenue     ended September 30, 1996 vs. 1995
                                      Increase/(decrease)
        ________________________________________________________
        Utility:
          Consumption        $  821,000  2.6%   6,154,000    8.3%
          New customers         116,000  0.3      281,000    0.3
          New rates             411,000  1.3      411,000    0.6
        Other                    35,000  0.1   (1,032,000)  (1.4)
                                $1,383,000  4.3%   5,814,000
        7.8%
                             ==========  ====   =========    ====
        Average usage per metered customer in the third quarter of 1996 increased 3% from the third quarter of 1995.

        Year-to-date metered customer usage increased 11% over the same period in 1995. Year-to-date other revenue decreased mainly due to W P Shell Corporation's sale of the machine shop operation in the first quarter of 1995.

        Operating expense

        The change in consolidated operating expense, excluding
        income taxes, from the same period in 1995 is due to the
        following:
                                 Three months       Nine months

        Operating Expense   ended September 30, 1996 vs. 1995
                                      Increase/(decrease)

        Operation and
           maintenance       $  633,000   2.8%   1,818,000   3.3%
        Depreciation            228,000   1.0      677,000   1.2
        General Taxes            20,000   0.1      127,000   0.2
                             $  881,000   3.9%   2,622,000   4.7%
                             ===========  ====   =========   ====

        The higher operation and maintenance expense are attributable to increased water production cost due to higher water consumption. The increase in production cost is partially offset by lower purchased power cost and higher surface water availability.

        Other

        In September 1996, SJW Land Company sold non-utility property receiving as consideration $6,750,000 and a parcel of non-utility property valued at $1,050,000. The transaction resulted in a gain of $5,269,000 net of income tax expenses of $2,214,000, or $1.62 per share.

        Income tax expense, including $2,214,000 of income taxes on the gain on sale of non-utility property, increased $2,273,000, or 63%, in comparison to the third quarter of 1995. Year-to-date income taxes increased $3,234,000, or 51% for similar reasons.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Results of the first nine months of 1996 may not be indicative of results for the full year.

        Water Supply

        On November 4, 1996, Santa Clara Valley Water District's 10 reservoirs were 54% full with 92,618 acre feet of water in storage -- which is above average for the past 20 years. While at the same time, the water level in the Santa Clara ground water basin exceeded the 30-year average. The heavy rainfall in January and March of 1996 increased the surface water supplies to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

        Regulatory Affairs

        The Public Utilities Commission of California rendered a rate decision on July 17, 1996, approving .95%, 2.1%, 1.45% and 1.45% rate increases for 1996, 1997, 1998, and
        1999, respectively, for San Jose Water Company. These rate increases are based on rates of return on ratebase of 9.28% and 9.25% for the years 1996 and 1997, respectively, reflecting a return on common equity of 10.2%. The increases for 1998 and 1999 are to offset operational and financial attrition. Included in the rate increase is recovery of the voluntary conservation memorandum account for the period of March 1993 to February 1994 when San Jose Water Company experienced residual voluntary water conservation from an earlier water use restriction.

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

        Although the company could have filed an advice letter with the California Public Utilities Commission requesting authorization to collect the new franchise fee from its customers, San Jose Water Company, with the concurrence of the Division of Ratepayer Advocates, decided to ask the Commission for permission to establish a memorandum account for the imposed franchise fee. A Commission decision issued on November 8, 1995, authorized San Jose Water Company to establish such an account. San Jose Water Company will be able to collect the franchise fee from its customers by surcharge in the event that its efforts to invalidate the ordinance are unsuccessful.

        In September 1996, a judgment in favor of San Jose Water Company was rendered. It is unknown whether the City will appeal the decision. San Jose Water Company does not believe, based upon all available information, that the outcome of this event will have a material effect on its financial position.



Item 5. OTHER INFORMATION

        On October 17, 1996, the Board of Directors declared the regular quarterly dividend of $.555 per common share.
        The dividend will be paid December 1, 1996 to shareholders of record as of the close of business on November 1, 1996.

        On October 30, 1996, SJW Corp. repurchased 74,200 shares, or 2%, of its common stock at prevailing market price from a stockholder for an aggregate cost of $2,968,000.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 1996.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended September 30, 1996.
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.


Date: November 12, 1996                  By   /s/
                                           _______________________
                                         Angela Yip
                                         Chief Financial Officer