Form 10-K
period 1996-12-31
SJW CORP
filed 1997-03-31
CIK 766829

FORM 10-K
                      SECURITIES AND EXCHANGE
                           COMMISSION Washington, D.C. 20549
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the voting stock held by non-affiliates of the registrant - $106,612,555 on March 3, 1997.

Shares of common stock outstanding on March 1, 1997 - 3,170,347


                   DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement relating to the Registrant's 1997 Annual Meeting (filed on February 28, 1997), incorporated into Part III hereof.
                              EXHIBIT INDEX
     The Exhibit Index to this Form 10-K is located in Part IV, Item 14 of this document.

                            TABLE OF CONTENTS

PART I                                                          Page
     Item 1.  Business
          a.  General Development of Business                     3
               Regulation and Rates

          b.  Financial Information about Industry Segments       5

          c.  Narrative Description of Business                   5
               General                                            5
               Water Supply                                       5
               Franchises                                         5
               Seasonal Factors                                   6
               Competition and Condemnation                       6
               Environmental Matters                              6
               Employees                                          6
               Executive Officers of the Registrant               6

          d.  Financial Information about
               Foreign and Domestic Operations
               and Export Sales                                   8

     Item 2.  Properties                                          8

     Item 3.  Legal Proceedings                                   8

     Item 4.  Submission of Matters to a
              Vote of Security Holders                            9

PART II

     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters                    9

          a.  Market Information                                  9

          b.  Holders                                             9

          c.  Dividends                                           9

     Item 6.  Selected Financial Data                            10

     Item 7.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                         11

     Item 8.  Financial Statements and
               Supplementary Data                                15

     Item 9.  Changes in and Disagreements with
               Accountants on Accounting and Financial
               Disclosure                                        28

PART III

    Item 10.  Directors and Executive Officers
               of the Registrant                                 28

    Item 11.  Executive Compensation                             28

    Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                  28
               Management

    Item 13.  Certain Relationship on Related Transactions       28

PART IV.

    Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                           28

Exhibit Index                                                    29

Signatures                                                       31

PART I

Item 1.  Business.

(a)     General Development of Business.

SJW Corp., incorporated in California on February 8, 1985, is a holding company with two wholly owned subsidiaries, San Jose Water Company and SJW Land Company.


San Jose Water Company, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was incorporated under the laws of the State of California in 1931, succeeding a business founded in 1866. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 944,000 in an area comprising about 134 square miles in the metropolitan San Jose area.


SJW Land Company was incorporated in October, 1985.


SJW Corp. also owns 549,976 shares of California Water Service Company, acquired through the liquidation of Western Precision, Inc., formerly a wholly owned subsidiary of SJW Corp.


Regulation and Rates.


San Jose Water Company's rates, service and other matters affecting its business are subject to regulation by the Public Utilities Commission of the State of California (the "Commission").


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

Pursuant to Section 792.5 of the Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item. The purpose of a balancing account is to track the under collection or overcollection associated with expense changes and the revenue authorized by the Commission to offset those expense changes. At December 31,1996 the balancing account had a net under-collected balance to be offset of $840,370.

This report contains forward looking statements relating to future events and financial performance of the company. Such forward-looking statements are identified by words including "expect," "estimate", "anticipate" and similar expressions. The company's actual results could differ materially from those discussed in such forward-looking statements. Important factors that could cause or contribute to such differences include the following:

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

See also the heading "Factors That May Adversely Affect Future Operation Results" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company undertakes no obligation to update the information including the forward-looking statements, contained in this report.

(b)     Financial Information about Industry Segments.

San Jose Water Company generated 99%, 98% and 94% of SJW Corp.'s consolidated revenue, and 66%, 91% and 86% of SJW Corp.'s consolidated income for the years ended December 31, 1996, 1995 and 1994, respectively. There were no significant changes in 1996 in the type of products produced or services rendered by San Jose Water Company, or in its markets or methods of distribution.

SJW Land Company sold non-utility property in 1996 and contributed 28% to SJW Corp.'s consolidated income for the year.

Western Precision, Inc. a mechanical parts manufacturing operation, which was acquired December 31, 1992 and sold on February 28, 1995, generated 1% and 6% of SJW Corp.'s consolidated revenue for the years 1995 and 1994, respectively. Dividend income from California Water Service generated 5%, 8% and 9% of consolidated income for the years 1996, 1995 and 1994, respectively.

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

Groundwater levels in 1996 maintained at a high level reflecting the impact of the last rainfall season. SCVWD's reservoir storage of approximately 158,000 acre feet (93% of capacity) was reported on February 18, 1997.

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

(1)  (xiii)  Employees.

As of December 31, 1996, San Jose Water Company had 284 employees, of whom 57 were executive, administrative or supervisory personnel, and of whom 227 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees and the International Union of Operating Engineers, representing certain employees in the engineering department covering the years 1997 and 1998. Both groups are affiliated with the AFL-CIO. Executive Officers of the Registrant.

Name                  Age    Offices and Experience

J.W. Weinhardt        66     SJW Corp. - Chairman, Chief Executive Officer.
                             Prior to becoming Chairman in October 1996 he was President; Director and Member of the Executive Committee of the Board of Directors since 1985.

                             San Jose Water Company - Chairman of the
                             Board. Prior to his election to Chairman of the Board in October 1994, he was President. He also served as Chief Executive Officer until October 1996; Director and Member of the Executive Committee of the Board of
                             Directors since 1974.

                             Mr. Weinhardt has been with San Jose Water
                             Company since 1963.

W.R. Roth             44     SJW Corp. - President of the Corporation
                             since October 1996. Prior to that he was Vice President from April 1992 until
                             October 1996 and Chief Financial Officer and Treasurer from January 1990 until October 1996.

                             San Jose Water Company - President since
                             October 1994.  He has been Chief Executive
                             Officer since October 1996. Prior to that he was Chief Operating Officer from October 1994 until October 1996. He was Vice President from April 1992 until July 1994 and Senior Vice President from July 1994 until October 1994. He served as Chief Financial Officer and Treasurer from January 1990 through October 1994.

R.J. Balocco          46     San Jose Water Company - Vice President -
                             Corporate Communications since October
                             1995. He was Vice President,
                             Administration from April 1992 until
                             October 1995 and Manager of Customer
                             Service until October 1995. Mr. Balocco
                             has been with San Jose Water Company since
                             1982.

G.J. Belhumeur        51     San Jose Water Company - Vice President -
                             Operations since April 1996.  Prior to
                             April 1996 he was Operations & Maintenance
                             Manager.

                             Mr. Belhumeur has been with San Jose
                             Water Company since 1970.

F.R. Meyer            57     San Jose Water Company - Vice President -
                             Regulatory Affairs since January 1990.
                             Mr. Meyer has been with San Jose Water
                             Company since 1978.

R.J. Pardini          51     San Jose Water Company - Vice President -
                             Chief Engineer since April 1996. Prior to
                             April 1996 he was Chief Engineer. Mr. Pardini has been with San Jose Water Company since
                             1987.

R.S. Yoo              46     San Jose Water Company - Vice President -
                             Water Quality since April 1996.  Prior to
                             April 1996 he was Water Quality Manager. He has been with San Jose Water Company since
                             1985.

A. Yip                43     SJW Corp., Chief Financial Officer and Treasurer
                             since October 1996.

                             San Jose Water Company - Chief Financial
                             Officer and Treasurer since October 1994. She was Regulatory Affairs Manager from July 1993 until October 1994 and prior to that Regulatory Affairs Supervisor. Ms. Yip has been with the San Jose Water Company since 1986.

B.Y. Nilsen           55     SJW Corp., Secretary since 1985.  San Jose Water
                             Company - Secretary since 1983. Ms. Nilsen has been with San Jose Water Company since 1964.

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

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary proper practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 259 million gallons per day and the present capacity for taking purchased water is approximately 169 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 1996, a maximum and average of 207 million gallons and 132 million gallons of water per day, respectively, were delivered to the system.

San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor clouds or defects in title which do not materially affect their use and to the lien of the indenture securing its first mortgage bonds, of which there were outstanding at December 31, 1996, $1,500,000 in principal amount.

SJW Land Company owns approximately nine acres of property adjacent to San Jose Water Company's general office facilities and another approximately 6 undeveloped acres in the San Jose Metropolitan area. Eight of the nine acres of land adjacent to San Jose Water Company are used as surface parking facilities and generate substantially all SJW Land Company's revenue.

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

(1)  (ii)  High and Low Sales Prices

The information required by this item as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 1996 and 1995 fiscal years is contained in the section captioned "Market price range of stock" in the tables set forth in Note 11 of "Notes to Consolidated Financial Statements" in Part II, Item 8.

(b)      Holders.

There were 1,250 record holders of SJW Corp.'s common stock on February 21, 1997 (record date for the 1997 annual meeting).

(c)     Dividends.

Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 213 consecutive quarters and the quarterly rate has been increased during each of the last 29 years. The information required by this item as to the cash dividends paid on common stock in 1996 and 1995 is contained in the section captioned "Dividends per share" in the tables set forth in Note 11 of "Notes to consolidated Financial Statements" in Part II,
Item 8.

Item 6.  Selected Financial Data.

FIVE YEAR STATISTICAL REVIEW
                                    1996     1995     1994     1993     1992
CONSOLIDATED RESULTS               -----    -----    -----   ------   ------
OF OPERATIONS (In thousands)
Operating revenue               $102,593   97,385   99,422   95,045   89,109
Operating expense:
  Operation                       57,231   57,339   62,648   57,016   54,184
  Maintenance                      6,851    6,342    6,289    5,417    4,397
  Taxes                           12,234   10,764    9,426   10,829   10,252
  Depreciation                     8,671    7,626    7,292    6,823    6,153
                                  ------   ------   ------   ------   ------
    Total operating expense       84,987   82,071   85,655   80,085   74,986
                                  ------   ------   ------   ------   -----
Operating income                  17,606   15,314   13,767   14,960   14,123
Interest expense,
  other income and
  deductions                        (954)   3,779    3,865    3,193    3,896
                                  ------   ------   ------   ------    -----
Net income                        18,560   11,535    9,902   11,767   10,227
Dividends paid                     7,163    7,022    6,826    6,637    6,044
                                   -----   ------   ------   ------   -----
Invested in the
  business                       $11,397    4,513    3,076    5,130    4,183
                                  ======    =====    =====    =====    =====

CONSOLIDATED PER SHARE DATA

Net income                     $  5.75      3.55     3.05     3.64     3.60
Dividends paid                 $  2.22      2.16     2.10     2.04     2.13
Shareholders' equity
  at year-end                  $ 37.86     33.49    32.02    31.86    29.70


CONSOLIDATED BALANCE SHEET (In thousands)

Utility plant                 $342,368   324,098  308,515  293,683  272,999
Less accumulated
  depreciation and
  amortization                 107,584   100,000   95,083   90,030   84,158
                               -------   -------  -------   ------  -------
Net utility plant              234,784   224,098  213,432  203,653  188,841
                               -------   -------  -------  -------  -------
Nonutility property              7,287     6,624    7,178    6,775    5,465

Total assets                   296,536   280,497  262,530  256,851  230,198

Capitalization:
  Common shareholders'
    equity                     120,028   108,854  104,098  103,130   96,155
  Long-term
    debt(includes current
    maturities)                 76,500    77,500   64,000   66,000   61,248
                               -------   -------   ------  -------  ------
    Total capitalization      $196,528   186,354  168,098  169,130  157,403

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are identified by words including "expect," "anticipate," "estimate" and similar expressions. The Company's actual results could differ materially from those discussed in such forward-looking statements. Important factors that could cause or contribute to such differences include those identified in Item 1(a) of this report and factors discussed in this Item 7.

Description of the Business

SJW Corp. is a holding company with two wholly owned subsidiaries: San Jose Water Company and SJW Land Company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 944,000 in an area comprising about 134 square miles in the metropolitan San Jose area. SJW Land Company owns and operates a 900-space surface parking facility located adjacent to the San Jose Arena and also owns several undeveloped real estate parcels in San Jose Water Company's service area. SJW Corp. also owns 549,976 shares of California Water Service Company, acquired through the liquidation of Western Precision, Inc., formerly a wholly owned subsidiary of SJW Corp.

Results of Operations

Consolidated results of operations for the years ended December 31, 1995 and 1994 include the results of Western Precision, Inc. which was acquired on December 31, 1992 and disposed of on February 28,1995.

CONSOLIDATED OPERATING REVENUE         (in thousands)
                                    1996      1995      1994
      San Jose Water Company    $101,780    95,634    92,963
      Western Precision, Inc.          -     1,051     5,968
      SJW Land Company               813       700       491
                                --------    ------    ------
                                $102,593    97,385    99,422
                                ========    ======    ======

Consolidated operating revenue for 1996 increased $5,208,000 or 5% from 1995 due to increased water consumption and the approval of a rate increase from the California Public Utilities Commission (Commission). Consolidated operating revenue for 1995 decreased $2,037,000 or 2% from 1994 due to the sale of Western Precision, Inc. San Jose Water Company's revenue increased 3% over 1994 mainly due to a similar growth in customer usage.


CONSOLIDATED OPERATING EXPENSE           (in thousands)

                                    1996      1995    1994
       San Jose Water Company    $83,835    80,069  79,466
       Western Precision, Inc.         -     1,179   5,547
       SJW Land Company              694       463     458
       SJW Corp.                     458       360     184
                                 -------    ------  ------
                                 $84,987    82,071  85,655
                                 =======    ======  ======

In 1996, consolidated operating expense increased 4% due to increased water production to satisfy water consumption growth. In 1995, consolidated operating expense decreased 4% due to cost savings from increased production of surface water and the sale of Western Precision, Inc.

SOURCES OF SUPPLY                     (million gallons)

                                   1996      1995      1994
      Purchased water             23,328    20,380    19,161
      Ground water                19,152    20,365    23,605
      Surface water                5,908     5,275     1,663
                                  ------    ------    ------
                                  48,388    46,020    44,429
                                  ======    ======    ======

The effective consolidated income tax rates for 1996, 1995 and 1994 were 38%, 40% and 39%, respectively. Refer to page 21 of the Notes To
Consolidated Financial Statements for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

OTHER INCOME AND EXPENSE

Dividend income increased $22,000, or 2%, over 1995 due to a $.04 per share increase in the California Water Service Company annual dividend.

San Jose Water Company's interest expense on long-term debt in 1996, including capitalized interest, increased $1,004,000 or 21%, from 1995 due to the issuance of the Series D unsecured notes. San Jose Water Company's weighted average cost of long-term debt, including amortization of debt issuance costs, was 8.22%, 8.21% and 8.34% as of December 31, 1996, 1995 and 1994, respectively.

Liquidity and Capital Resources

CAPITAL REQUIREMENTS

San Jose Water Company's budgeted capital expenditures for 1997 compared to 1996, exclusive of capital expenditures financed by customer contributions and advances, are as follows:

BUDGETED CAPITAL EXPENDITURES           (in thousands)
                                 1997            1996
Source of supply              $   827    5%   $   550    4%
Reservoirs and tanks              870    5%       813    5%
Pump stations and equipment     1,649    9%     1,721   11%
Distribution system            11,692   65%    10,171   67%
Equipment and other             2,964   16%     1,949   13%
                              $18,002  100%   $15,204  100%

The 1997 capital budget is concentrated in two areas: $11,692,000 in main replacements and related services to systematically renew the company's aging infrastructure; and $1,800,000 to implement the third phase of a geographical information and mapping system and a new accounting system.

San Jose Water Company expects to incur approximately $100,000,000, exclusive of customer contributions and advances, in capital expenditures over the next five years. San Jose Water Company's actual capital expenditures may vary from its projection due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

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

Over the past five years SJW Corp. has paid its shareholders, in the form of dividends, an average of 54% of its net income. The remaining earnings have been reinvested. Capital requirements not funded by earnings are expected to be funded through external financing in the form of unsecured senior notes or a commercial bank line of credit. As of December 31, 1996, San Jose Water Company had $20,000,000 of unused line of credit and over $50,000,000 of borrowing capacity under the terms of the senior note agreements.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines - approximately 50% debt and 50% equity.

In 1996, San Jose Water Company redeemed its $1,000,000 Series O 6.5% first mortgage bonds at maturity. In 1995, San Jose Water Company issued $15,000,000 in Series D unsecured 30-year senior notes and redeemed its $1,500,000 Series N 4.85% first mortgage bonds at maturity. In 1994, San Jose Water Company redeemed its $2,000,000 Series M 4.65% first mortgage bonds at maturity. San Jose Water Company intends to retire all remaining first mortgage bonds by 1998 and satisfy all forseeable future long-term financing needs with senior notes.

Factors That May Affect Future Results

The results of operations of San Jose Water Company generally depend on the following factors: (1) regulation, (2) surface water supply, and (3) operation and maintenance expense.

REGULATION

Principally all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the Commission. The Commission sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity.

As a result of the Commission's General Rate Case decision, San Jose Water Company was authorized new rates, which became effective on July 22, 1996. In the decision the Commission authorized an average annual rate increase of 1.25% through 1999, for a total rate increase of $4.8 million during this period. The new rates reflect an authorized return on equity of 10.2%, which is within the range of recent rates of return authorized by the Commission for water utilities. Additionally, San Jose Water Company was authorized to recover the $1.4 million balance in its Voluntary Conservation Memorandum Account via a oneyear surcharge effective concurrently with the general rate increase.

The General Rate Case decision granted San Jose Water Company memorandum account protection for the largely indeterminate costs associated with the new or more stringent federal water quality regulations. With the establishment of the water quality memorandum account, any potential financial exposure resulting from these regulations has been substantially reduced. The decision also authorized the $457,000 balance in the Tax Memorandum Account to be transferred to the Balancing Account for future collection in rates.

In November 1996, San Jose Water Company filed an advice letter requesting a step rate increase in the amount of $1,212,000 to be effective January 1, 1997.

SURFACE WATER SUPPLY

The level of surface water available in each year depends on the amount of rainfall and run-off collected in San Jose Water Company's Santa Cruz Mountain reservoirs. In a normal year, surface supply provides 6-8% of the total water supply of the system. Surface water is a less costly source of water and its availability may significantly impact the results of operations.

OPERATION AND MAINTENANCE EXPENSE

San Jose Water Company reached an agreement with its unionized personnel covering 1997 and 1998. The agreement includes a 3.5% wage increase each year and minor benefit modifications.

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

Under the federal Safe Drinking Water Act (SDWA), San Jose Water Company is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for "contaminants" found in drinking water. San Jose Water Company is currently in compliance with all of the 84 MCLs promulgated to date. The EPA has continuing authority, however, to issue additional regulations under the SDWA. San Jose Water Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with all existing MCLs and plan for compliance with future drinking water regulations.

To comply with the State Total Coliform Regulation, disinfection of San Jose Water Company wells is being phased in over the next two to three years. To date, ten of the company's nineteen key groundwater production stations have been equipped with hypochlorinators, with six more installations to be completed in 1997. The EPA is expected to mandate disinfection of all groundwater supplies by 1999.

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

Future drinking water regulations will most likely require increased monitoring, and may mandate disinfection or other treatment of underground water supplies, more stringent performance standards for treatment plants and procedures to reduce levels of disinfection by-products. San Jose Water Company continues to seek to establish mechanisms for recovery of government mandated environmental compliance costs. However, there are limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

Of all of the regulations being considered under the current SDWA, the proposed Disinfectants/Disinfection By-Products Rule is anticipated to have the most significant impact on water utilities. Due to be promulgated in the year 2000, this rule would impose more stringent monitoring requirements and drinking water standards for by-products formed during the disinfection of water. The Santa Clara Valley Water District, whose imported surface water represents approximately 45% of San Jose Water Company's supply, projects that compliance with this regulation could, by the year 2003, cost over $100,000,000 in capital improvements and an additional $3,000,000 per year in operating expenses. If incurred, part of these costs would be passed along to San Jose Water Company and other water retailers in the form of higher rates for purchased water and pump taxes. San Jose Water Company would seek a rate increase, via an advice letter filing, to recover the additional costs. The company's surface and groundwater sources are generally of a higher quality than the imported water supplies, and are not expected to require extensive modifications of existing treatment processes.

NONREGULATED SUBSIDIARIES

The investment in California Water Service Company is expected to produce 1997 pre-tax dividend income and cash flow of approximately $1,100,000. SJW Land Company's parking revenue is largely dependent upon the level of events and activities at the San Jose Arena which is located adjacent to its parking facility.

Item 8.  Financial Statements and Supplementary Data.
Financial Statements:
                    Independent Auditors' Report
                    ----------------------------

The Shareholders and Board of Directors
SJW Corp.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           KPMG PEAT MARWICK LLP
San Jose, California
January 17, 1997


SJW CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(December 31, in thousands, except share data)

ASSETS

                                                     1996       1995
                                                    ------   -------
Utility plant                                    $ 342,368   324,098
Less accumulated depreciation                      107,584   100,000
                                                   -------   -------
                                                   234,784   224,098
                                                   -------   -------
Nonutility property                                  7,287     6,624
Current assets:
  Cash and equivalents                              11,904     7,414
  Temporary investments                                  -     4,300
  Accounts receivable:
    Customers                                        4,808     5,315
    Other                                              339       284
  Accrued utility revenue                            2,600     2,900
  Materials and supplies, at
   average cost                                        632       643
  Prepaid expenses                                     587       595
                                                    ------    ------
                                                    20,870    21,451
                                                    ------    ------
Other assets:
  Investment in California
   Water Service Company                            23,099    18,012
  Unamortized debt issuance and
   reacquisition costs                               4,143     4,283
  Goodwill                                           2,170     2,256
  Regulatory assets                                  3,711     3,551
  Other                                                472       222
                                                   -------    ------
                                                    33,595    28,324
                                                   -------   -------
                                                 $ 296,536   280,497
                                                   =======   =======

SJW CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Continued)
(December 31, dollars in thousands, except share data)

CAPITALIZATION AND LIABILITIES
                                                     1996       1995
                                                    ------     ------
Capitalization:
  Shareholders' equity:
    Common stock, $3.125 par value;
     authorized 6,000,000 shares; issued
     3,170,347 shares in 1996 and
     3,250,746 shares in 1995                     $  9,907      10,159
    Additional paid-in capital                      19,235      22,208
    Retained earnings                               87,966      76,569
    Cumulative change in market value of
     investment                                      2,920         (82)
                                                   -------      ------
                                                   120,028     108,854
  Long-term debt, less current maturities           75,000      76,500
                                                   -------     -------
                                                   195,028     185,354
                                                   -------     -------
Current liabilities:
  Current maturities of long-term debt               1,500       1,000
  Accrued pump taxes and purchased water             1,992       3,742
  Accounts payable                                     315         690
  Accrued interest                                   2,665       2,179
  Accrued taxes other than income taxes                344         311
  Other current liabilities                          2,138       2,838
                                                    ------      ------
                                                     8,954      10,760
                                                   -------      ------
Deferred income taxes                               16,058      13,329
Unamortized investment tax credits                   2,359       2,414
Advances for construction                           39,217      35,805
Contributions in aid of construction                31,959      30,327
Deferred revenue                                     1,004       1,019
Other nonconcurrent liabilities                      1,957       1,489
Commitments and contingency                        -------     -------
                                                  $296,536     280,497
                                                   =======     =======

See accompanying notes to consolidated financial statements.


SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(Years ended December 31, in thousands, except share data)

                                               1996        1995        1994
1994
                                             -------      ------      ------
Operating revenue                           $102,593      97,385      99,422
Operating expense:
  Operation:
    Purchased water                           21,914      19,389      18,229
    Power                                      4,099       4,781       5,470
    Pump taxes                                14,079      14,969      17,356
    Other                                     17,139      18,200      21,593
  Maintenance                                  6,851       6,342       6,289
  Property taxes and other nonincome taxes     3,168       2,996       3,039
  Depreciation                                 8,671       7,626       7,292
  Income taxes                                 9,066       7,768       6,387
                                              ------      ------      ------
                                              84,987      82,071      85,655
                                              ------    --------      ------
    Operating income                          17,606      15,314      13,767

Other (expense) income:
  Interest on long-term debt                  (5,892)     (4,888)     (5,082)
  Gain on sale of nonutility
   property                                    5,269           -           -
  Dividends                                    1,144       1,122       1,089
  Other                                          433         (13)        128
                                            --------     -------      ------
    Net income                            $   18,560      11,535       9,902
                                            ========     =======      ======
Earnings per share                        $     5.75        3.55        3.05
                                           =========   =========   =========
Weighted average shares outstanding        3,226,647   3,250,746   3,250,746
                                           =========   =========   =========

See accompanying notes to consolidated financial statements.


SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS' EQUITY
(in thousands)                                  Cumulative
                                   Additional        Change in     Total
                            Common Paid-in  Retained Market Value
                            Shareholders' Stock  Capital  Earnings of
                            investment Equity ------- -------         -------
                            --------    -------
Balances,
  December 31, 1993         $10,116  21,763   68,980      2,271     103,130
   Purchase price adjustment     43     445        -          -         488
   Net income                     -       -    9,902          -       9,902
   Dividends paid                 -       -   (6,826)         -      (6,826)
   Change in market value
    of investment, net of
    tax effect of $1,804          -       -        -     (2,596)     (2,596)
                            ------- -------  -------    -------      ------
Balances,
  December 31, 1994          10,159  22,208   72,056       (325)    104,098
   Net income                     -       -   11,535          -      11,535
   Dividends paid                 -       -   (7,022)         -      (7,022)
   Change in market value
    of investment, net of
    tax effect of $170            -       -       -         243         243
                            ------- -------  -------    -------      ------
Balances,
  December 31, 1995          10,159  22,208   76,569        (82)    108,854
   Net income                     -       -   18,560          -      18,560
   Dividends paid                 -       -   (7,163)         -      (7,163)
   Purchase and retirement
    of common stock            (252) (2,973)       -          -      (3,225)
   Change in market
    value of investment,
    net of tax effect
    of $2,085                     -       -        -      3,002       3,002
                            ------- -------  -------    -------     -------
Balances,
  December 31, 1996        $  9,907  19,235   87,966      2,920     120,028
                           ======== =======  =======    =======     =======

See accompanying notes to consolidated financial statements.


SJW CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
Years ended December 31
(in thousands)                                     1996     1995     1994
                                                  ------   ------   ------
 Operating activities:
  Net income                                    $ 18,560   11,535    9,902
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                   8,671    7,626    7,292
    Deferred income taxes and credits                287      274      144
    Gain on sale of nonutility property           (5,269)       -        -
    Changes in operating assets and liabilities:
     Accounts receivable and accrued utility
      revenue                                        752       41     (515)
      Accounts payable and other current
       liabilities                                (1,075)    (200)     828
      Accrued pump taxes and purchased water      (1,750)     539      (61)
      Prepaid expenses                                (8)   1,383       95
      Other changes, net                            (869)     979      769
                                                 -------   ------   ------
Net cash provided by operating activities         19,299   22,177   18,454
                                                 -------  -------   ------

Investing activities:
  Additions to utility plant                     (20,065) (18,710) (17,350)
  Cost to retire utility plant, net of salvage      (273)    (491)    (572)
  Additions to nonutility property                (1,069)    (328)    (611)
  (Purchase) sale of temporary investments         4,300   (4,300)       -
  Proceeds from sale of machine shop                   -    1,954        -
  Proceeds from sale of nonutility property        7,767        -        -
                                                 -------   ------   ------
Net cash used in investing activities            ( 9,340) (21,875) (18,533)
                                                 -------  -------   ------
Financing activities:
  Dividends paid                                  (7,163)  (7,022)  (6,826)
  Repayment of line of credit                          -   (7,000)  (2,400)
  Borrowings from line of credit                       -    2,200    7,200
  Advances and contributions in aid of
   construction                                    7,325    5,585    4,393
  Refunds of advances                             (1,406)  (1,428)  (1,569)
  Proceeds from issuance of long-term debt             -   15,000        -
  Principal payments of long-term debt            (1,000)  (1,500)  (2,000)
  Purchase and retirement of common stock         (3,225)       -        -
                                                  ------   ------   ------
Net cash provided by (used in)
    financing activities                          (5,469)   5,835   (1,202)
                                                  ------   ------   ------
Net change in cash and equivalents                 4,490    6,137   (1,281)
Cash and equivalents, beginning of year            7,414    1,277    2,558
                                                 -------  -------   ------
Cash and equivalents, end of year                $11,904    7,414    1,277
                                                 =======  =======  =======

See accompanying notes to consolidated financial statements.


SJW CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1996, 1995 and 1994
(Dollars in thousands, except share data)

Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (Commission) and conform to generally accepted accounting principles for rate-regulated public utilities. More than 90% of San Jose Water Company's revenue is derived from the sale of water to residential and business customers.

SJW Land Company owns and operates a 900-space surface parking facility adjacent to the San Jose Arena, and also owns several undeveloped real estate parcels in San Jose Water Company's service area.

The consolidated financial results of 1995 and 1994 included the operation of Western Precision, Inc., which was sold in February 1995. Western Precision, Inc. contributed $1,051 and $5,968 of SJW Corp.'s operating revenues in 1995 and 1994, respectively.

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

Utility Plant - The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 1996, 1995 and 1994 was $201, $245 and $103, respectively. Construction in progress was $2,021 in 1996, $1,813 in 1995 and $2,658 in 1994.

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation, and no gain or loss is recognized.

In 1996, SJW Corp. adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 prescribes that rate-regulated enterprises should charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset. Rateregulated enterprises should also recognize an impairment of an asset if the regulator excludes all or part of a cost from rates. The adoption of SFAS No. 121 did not result in any material effect on the corporation's results of operations, or on its financial condition taken as a whole.

Nonutility Property - Nonutility property is recorded at cost and consists primarily of land and parking facilities. Depreciation is computed using accelerated depreciation method over the estimated useful lives of the assets, ranging from 5 to 15 years.

Financial Instruments - Cash and equivalents include certain highly liquid investments with remaining maturities of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Temporary investments consist principally of tax-exempt municipal obligations with maturities between three and twelve months, and are stated at cost plus accrued interest, which approximates fair value.

Investment in California Water Service Company - SJW Corp.'s investment in California Water Service Company is reported at quoted market price, with the unrealized gain or loss excluded from earnings and reported as a separate component of shareholders' equity.

The fair value of SJW Corp.'s investment in California Water Service Company approximated $23,099 and $18,012 as of December 31, 1996 and 1995, respectively. The increase in fair value of $5,087, after offsetting the deferred tax liabilities of $2,085, resulted in a net increase of $3,002 to shareholders' equity as of December 31, 1996.

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

Advances for Construction and Contributions in Aid of Construction - Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 1997 are $1,420.

Contributions in aid of construction represent funds received from developers that are not refundable under Commission regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.

Customer advances and contributions in aid of construction received subsequent to 1986 and prior to June 12, 1996 generally must be included in federal taxable income. Taxes paid relating to advances and contributions are recorded as deferred tax assets for financial reporting purposes and amortized over 40 years for advances, and over the tax depreciable life of the related asset for contributions.

Beginning in 1992, advances and contributions are also included in state taxable income.

Advances and contributions in aid of construction received subsequent to June 12, 1996 are generally exempt from federal taxable income.

Revenue - Revenue of San Jose Water Company includes amounts billed to customers, and unbilled amounts based on estimated usage from the latest meter reading to the end of the year. Included in 1996's operating revenue is $631 relating to recovery of prior years' net revenue lost due to voluntary conservation programs.

Earnings Per Share - Per share data are calculated using net income divided by the weighted average number of shares outstanding during the year.

Note 2

CAPITALIZATION

At December 31, 1996, 1995, and 1994, 176,407 shares of preferred stock were authorized and unissued.

In 1996, SJW Corp. repurchased and cancelled 80,399 shares of its outstanding stock at the prevailing market price at an aggregate cost of $3,225.


Note 3

LINE OF CREDIT

San Jose Water Company has available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $20,000. This line of credit bears interest at variable rates and expires on May 31, 1997.

Note 4

GAIN ON SALE OF NONUTILITY PROPERTY

In September 1996, SJW Land Company sold nonutility property receiving as consideration $6,750 in cash and a parcel of nonutility property with a fair value of $1,050. The transaction resulted in a gain of $5,269, net of income tax expense of $2,155, or $1.62 per share.

Note 5

LONG-TERM DEBT

Long-term debt as of December 31 was as follows:
 Description      Due Date         1996     1995
------------------------------------------------
 First mortgage bonds:
    O  6.5%         1996         $    -    1,000
    P  6.5%         1997          1,500    1,500
------------------------------------------------
                                  1,500    2,500
 Senior notes:
    A  8.58%        2022         20,000   20,000
    B  7.37%        2024         30,000   30,000
    C  9.45%        2020         10,000   10,000
    D  7.15%        2026         15,000   15,000
------------------------------------------------
                                 75,000   75,000
------------------------------------------------
   Total long-term debt          76,500   77,500
 Less current maturities          1,500    1,000
------------------------------------------------
                                $75,000   76,500

First mortgage bonds and senior notes are obligations of San Jose Water Company. Maturities of long-term debt, including sinking fund requirements, amount to $1,500 in 1997.

Substantially all utility plant is pledged as collateral for first mortgage bonds. Senior notes are unsecured. To minimize issuance costs, all of San Jose Water Company's debt has historically been privately placed. The fair value of long-term debt, including current maturities, as of December 31, 1996 and 1995 was approximately $86,500 and $97,300, respectively based on the amount of essentially risk-free assets that would have to be placed in trust to extinguish these obligations.

Note 6

INCOME TAXES

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes:
                                     1996       1995      1994
  ------------------------------------------------------------
  Computed "expected" federal
    income tax at the
    statutory rate of 35%          $10,423     6,756     5,701
  Increase (decrease) in taxes
    attributable to:
      Utility plant basis              462       400       448
      State taxes, net of federal
        income tax benefit           1,800     1,167       985
      Dividend received deduction    (280)     (275)      (267)
      Nonutility property sale       (922)         -         -
      Other items, net               (262)     (280)      (480)
  ------------------------------------------------------------
                                   $11,221     7,768     6,387
  ============================================================
  The components of income tax expense were:
                                      1996      1995      1994
  ------------------------------------------------------------
  Current:
    Federal                         $7,830     5,564     4,276
    State                            2,961     2,041     1,683
  Deferred:
    Federal                            907       549       782
    State                            (477)     (386)      (354)
  ------------------------------------------------------------
                                   $11,221     7,768     6,387
  ============================================================
  The components of the net deferred tax liability as of December 31 were as follows:
                                                1996     1995
  -----------------------------------------------------------
  Deferred tax assets:
    Advances and contributions               $12,252    11,466
    Unamortized investment tax credit          1,277     1,306
    Pensions and postretirement
      benefits                                   596       438
    California franchise tax                     668       538
    Other                                        257       183
  ------------------------------------------------------------
  Total deferred tax assets                   15,050    13,931
  ------------------------------------------------------------
  Deferred tax liabilities:
    Utility plant                             21,965    20,514
    Investment                                 7,215     5,130
    Debt reacquisition costs                   1,355     1,406
    Other                                        573       210
  ------------------------------------------------------------
  Total deferred tax liabilities              31,108    27,260
  ------------------------------------------------------------
  Net deferred tax liabilities               $16,058    13,329
  ============================================================

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences.


Note 7

EMPLOYEE BENEFIT PLANS

Pension Plans - San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. San Jose Water Company's policy is to contribute the net periodic pension cost to the extent it is tax deductible.

San Jose Water Company has a Supplemental Executive Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic pension cost shown below. The plan, which is unfunded, had a projected benefit obligation of $1,413 and $1,277 as of December 31, 1996 and 1995, respectively, and net periodic pension cost of $193, $159 and $152 for 1996, 1995 and 1994, respectively.

Net periodic pension cost for the defined benefit plans was as follows:
                                        1996    1995      1994
  ------------------------------------------------------------
  Service cost-benefits earned
    during the period                 $  869     536       637
  Interest cost on projected
    benefit obligation                 1,444   1,349     1,290
  Actual return on plan assets       (3,767) (3,896)       347
  Net amortization and deferral        2,146   2,403    (1,802)
  ------------------------------------------------------------
                                      $  692     392       472
  ============================================================

The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension plans as of December 31 were as follows:
                                              1996       1995
   ----------------------------------------------------------
  Actuarial present value of
    accumulated benefit obligation,
    including vested benefits of
    $16,981 and $16,254                    $(18,686)  (17,743)
  ------------------------------------------------------------
  Projected benefit obligation              (23,314)  (22,300)
  Plan assets at fair value                  25,813    22,486
  -----------------------------------------------------------
  Plan assets in excess
    of projected benefit obligation           2,499       186
  Unrecognized net gain                      (4,532)   (1,997)
  Prior service cost not recognized
    in net periodic pension cost              1,331     1,463
  Unrecognized net obligation at
    January 1, 1987 and 1992 being
    recognized over 15 and 13.7 years           221       223
  ------------------------------------------------------------
  Accrued pension cost included
    in other current liabilities            $  (481)     (125)
  ===========================================================

The plans invest primarily in listed stocks, bonds, government securities and cash and use the projected unit credit actuarial cost method. Average remaining service lives were 14.5 years for 1996 and 1995.

In determining net periodic pension cost for 1996, 1995 and 1994 the following assumptions were used: weighted average discount rate, 6.5%, 8.5% and 7.0%, respectively; compensation growth rate, 4.0%, 5.0% and 5.0%, respectively; and rate of return on plan assets, 8.0% for all years. In determining projected benefit obligation as of December 31, 1996 and 1995, the following assumptions were used: weighted average discount rate, 6.75% and 6.5%, respectively; and compensation growth rate, 4.0% for both years.

Savings Plans - San Jose Water Company sponsors savings plans which allow employees to defer and contribute a portion of their earnings to the plans. Contributions, not to exceed set limits, are matched 50% by the company. Company contributions were $366, $345 and $266 in 1996, 1995 and 1994, respectively.

Other Postretirement Benefits - In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees.

Net periodic postretirement benefit costs were as follows:
                                        1996    1995      1994
  ------------------------------------------------------------
  Service cost - benefits earned
    during the period                    $48      28        40
  Interest cost on benefit obligation     89      87        89
  Actual return on plan assets           (9)     (5)         -
  Net amortization and deferral           51      28        50
  ------------------------------------------------------------
                                        $179     138       179
  ------------------------------------------------------------
Benefits paid were $71, $72 and $72 in 1996, 1995 and 1994, respectively.

  The Plan's combined funded status and the related accrual as of December 31 were as follows:
                                                1996      1995
  ------------------------------------------------------------
  Accumulated postretirement
    benefit obligation:
      Retirees                              $  (593)      (630)
      Active plan participants:
        Fully eligible                         (180)      (168)
        Other                                  (646)      (643)
   -----------------------------------------------------------
                                             (1,419)    (1,441)
  Plan assets                                   291        218
  Accumulated postretirement
    obligation in excess of plan assets      (1,128)    (1,223)
  Unrecognized net gain from
    past experience and changes in
    assumptions                                (231)      (151)
  ------------------------------------------------------------
  Unrecognized net transition
    obligation                                   886       945
  ------------------------------------------------------------
  Accrued postretirement benefit cost
    included in other current liabilities   $  (473)      (429)
  ------------------------------------------------------------

For measurement purposes, an 8.0% annual increase in the per capita cost of covered health care benefits was assumed for 1996; this increase was assumed to decrease gradually to 5.0% by 2002 and remain at that level thereafter. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% for 1996 and 6.5% for 1995. In determining the net periodic postretirement benefit cost, 6.5% and 8.5% discount rates were used respectively for 1996 and 1995.
The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by 1% each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $104 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $15.

Note 8

COMMITMENT

San Jose Water Company purchases water from the Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051.

According to the contract terms, San Jose Water Company is obligated to purchase a minimum of 90% of the delivery schedule. The delivery schedule is established based on 95% of the water delivered to San Jose Water Company within the prior three years.

Based on current prices and estimated deliveries, San Jose Water Company expects to purchase $18,000 of water from SCVWD in the contract year ending June 30, 1997.

Note 9

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information on cash flows and noncash transaction is as follows:
                                               1996      1995     1994
  --------------------------------------------------------------------
  Cash paid during the year for:
    Interest                                 $ 5,607     5,284    4,482
    Income taxes                              11,443     5,810    5,760
    Noncash investing and financing
     activities - adjustments to
     purchase price                                -         -      488


Note 10

CONTINGENCY

In October 1993, Valley Title Company and its insurer filed a lawsuit in Santa Clara County Superior Court naming San Jose Water Company as a defendant. Plaintiffs claimed that a fire service pipeline ruptured in October 1992, causing oil-contaminated water to flood the title company's basement.

In April 1995, San Jose Water Company's insurance carrier settled with the plaintiff insurance company for $3,500. Whether or not San Jose Water Company will be compelled to contribute to the settlement is uncertain. However, management has consistently maintained that the pollution exclusion asserted by the insurance carrier does not apply to this type of incident, and therefore San Jose Water Company will aggressively resist any demand for contribution.

The jury awarded the title company $3,000 for its loss of files, and the insurance carrier for San Jose Water Company has appealed that decision. San Jose Water Company believes that any final award to the title company will be within the stated limits of the company's insurance coverage.

NOTE 11

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows:
                             1996 Quarter ended
----------------------------------------------------------------
                         March      June   September    December
----------------------------------------------------------------
Operating revenue      $18,445    28,005     33,387      22,756
Operating income         2,588     5,014      6,426       3,578
Net income               1,480     3,929     10,579       2,572
Earnings per share         .46      1.21       3.26         .82
Market price range of stock:
    High                41 1/2    39 1/4     42 1/2      48 1/4
    Low                     36        32     33 1/2      39 1/8
Dividends per share       .555      .555       .555        .555
---------------------------------------------------------------
                             1995 Quarter ended
---------------------------------------------------------------
                         March      June   September   December
---------------------------------------------------------------
Operating revenue     $ 18,239    23,780     32,004      23,362
Operating income         1,913     3,960      5,983       3,458
Net income                 844     2,994      5,126       2,571
Earnings per share         .26       .92       1.58         .79
Market price range of stock:
    High                37 1/2    37 3/8     37 7/8      37 3/4
    Low                 31 1/4    32 3/8     35 1/8      34 1/4
Dividends per share        .54       .54        .54         .54
---------------------------------------------------------------

FINANCIAL STATEMENT SCHEDULE
SJW CORP. -                                      Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

Description                               1996       1995       1994
-----------                               ----       ----       ----
Allowance for doubtful accounts
 Balance, beginning of period            50,000     50,000     50,000
  Charged to expense                    174,275    222,163    188,171
  Accounts written off                 (205,034)  (255,449)  (226,962)
  Recoveries of accounts written off     30,759     33,286     38,791
                                       ------------------------------
Balance, end of period                   50,000     50,000     50,000
                                       ==============================
Reserve for self insurance
 Balance, beginning of period           500,044    309,467    456,191
  Charged to expense                    128,500    278,100    200,000
  Payments                             (115,903)   (87,523)  (346,724)
                                       -----------------------------
Balance, end of period                  512,641    500,044    309,467
                                       ==============================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which was filed on February 27, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers which is included in "Item 1. Business - Executive Officers of the Registrant."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) (1) Financial Statements

Independent Auditors' Report, January 17, 1997                        Page

  Consolidated Balance Sheet as of December 31, 1996 and 1995          16

  Consolidated Statement of Income for the years ended
    December 31, 1996, 1995, and 1994.                                 18

  Consolidated Statement of Changes in Shareholders' Equity
    for the years ended December 31, 1996, 1995 and 1994               19

  Consolidated Statement of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                                   20

  Notes to Consolidated Financial Statements                           21


     (2)  Financial Statement Schedule:

           Schedule
            Number
              II      Valuation and Qualifying Accounts and            28
                        Reserves, Years ended December 31,
                        1996, 1995 and 1994

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3)    Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index located immediately following paragraph (b) of this Item
14.

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

2    Plan of Acquisition, Reorganization, Arrangement, Liquidation or
Succession:

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

                                                             Location
                                                             in
                                                             Sequentially
Exhibit                                                      Numbered
No.      Description                                         Copy

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

10.4  San Jose Water Company Retirement Plan (As amended and
Restated effective January 1, 1995). S.E.C. File No. 1-8966.      33-98

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

                              SJW CORP.

Date:  January 23, 1997    By /s/
                              J.W. WEINHARDT, Chairman, Chief Executive
                              Officer and Member, Board of Directors

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 23, 1997    By /s/
                              J.W. WEINHARDT, Chairman, Chief Executive
                              Officer and Member, Board of Directors

Date:  January 23, 1997    By /s/
                              W.R. ROTH, President, and
                              Member, Board of Directors

Date:  January 23, 1997    By /s/
                              ANGELA YIP, Chief Financial
                              Officer (Chief Accounting Officer)

Date:  January 23, 1997    By /s/
                              MARK L. CALI
                              Member, Board of Directors

Date:  January 23, 1997    By /s/
                              J. PHILIP DINAPOLI
                              Member, Board of Directors

Date:  January 23, 1997    By /s/
                              DREW GIBSON
                              Member, Board of Directors

Date:  January 23, 1997    By /s/
                             RONALD R. JAMES
                              Member, Board of Directors

Date:  January 23, 1997    By /s/
                             GEORGE E. MOSS
                              Member, Board of Directors

Date:  January 23, 1997    By /s/
                            ROSCOE MOSS, JR.
                              Member, Board of Directors

Date:  January 23, 1997    By /s/
                              CHARLES J. TOENISKOETTER Member, Board of
                              Directors

In accordance with the Securities and Exchange Commission's requirements, the Company will furnish copies of any exhibit upon payment of a 30 cents per page fee.

SJW Corp.'s Form 10K report filed with the Securities and Exchange commission and the American Stock Exchange includes all exhibits required to be filed with that report. To order any exhibit(s), please advise the Secretary, SJW Corp., 374 West Santa Clara Street, San Jose, CA 95196, as to the exhibit(s) desired.

On receipt of your request, the Secretary will provide to you the cost of the specific exhibit(s). The Secretary will forward the requested exhibits upon receipt of the required fee.







                            RETIREMENT
                 PLAN OF SAN JOSE WATER COMPANY





                    Restated January 1, 1995


                       TABLE OF CONTENTS
                                                                  Page


INTRODUCTION                                                        1


ARTICLE I   DEFINITIONS                                             2

            1.01                            Actuarial Equivalent    2
            1.02                              Affiliated Company    2
            1.03                                Annual Additions    2
            1.04                           Annuity Starting Date    2
            1.05                                     Beneficiary    2
            1.06                                            Code    3
            1.07                                         Company    3
            1.08                                       Committee    3
            1.09                                    Compensation    3
            1.10A                               Credited Service    5
            1.10B                                  Death Benefit    5
            1.11                                       Directors    5
            1.12                           Early Retirement Date    5
            1.13                               Eligible Employee    6
            1.14                                        Employee    6
            1.15                                           ERISA    6
            1.16                                     Fiduciaries    6
            1.17                              Five-Percent Owner    6
            1.18                              Former Participant    6
            1.19                              Highly Compensated    6
            1.20                                 Hour of Service    8
            1.21                            Late Retirement Date    8
            1.22                                 Leased Employee    8
            1.23                                 Named Fiduciary    8
            1.24                 Non-Highly Compensated Employee    8
            1.25                          Normal Form of Benefit    8
            1.26                          Normal Retirement Date    8
            1.27                                     Participant    8
            1.28                                            Plan    8
            1.29                                       Plan Year    8
            1.30            Qualified Joint and Survivor Annuity    9
            1.31        Qualified Preretirement Survivor Annuity    9
            1.32                                     Regulations    9
            1.33                                    Remuneration    9

            1.34                     Section 401(a)(17) Employee    9
            1.35                               Trustee and Trust    9
            1.36                                 Year of Service    9


ARTICLE II  SERVICE                                                10

            2.01                                 Hour of Service   10
            2.02                                 Year of Service   11
            2.03                     Authorized Leave of Absence   11
            2.04                                Military Service   11


ARTICLE III PARTICIPATION                                          12

            3.01                              Participation Date   12
            3.02                        Cessation and Resumption   12


ARTICLE IV  ACCRUALS                                               13

            4.01                                 Benefit Accrual   13
            4.02                                 Minimum Benefit   13
            4.03                                 Special Benefit   14
            4.04                               Statutory Benefit   14
            4.05                        Primary Insurance Amount   14
            4.06                   1985 Retiree Benefit Increase   15
            4.07 1992 Retiree Benefit Increase 15 4.08Retirement Benefits as of Normal or Late Retirement15
            4.09 Retirement Benefits as of Early Retirement Date   15


ARTICLE V   CONTRIBUTIONS                                          17

            5.01                           Company Contributions   17
            5.02                                   Deductibility   17
            5.03                                 Mistake of Fact   17


ARTICLE VI  VESTING                                                18

            6.01                                Vesting Schedule   18
            6.02                                     Forfeitures   18
            6.03                      Change in Vesting Schedule   18


ARTICLE VII BENEFIT FORMS                                          19

            7.01                         Normal Forms of Benefit   19
            7.02                       Optional Forms of Benefit   19
            7.03                                       Cessation   20
            7.04                Waiver of Normal Form of Benefit   20
            7.05                       Amounts of $3,500 or Less   21
            7.06                               No Vested Benefit   21


ARTICLE VIII  REEMPLOYMENT                                         22

            8.01                                       Repayment   22
            8.02                    Suspension Upon Reemployment   22
            8.03                                      Resumption   22
            8.04                                           Death   22


ARTICLE IX  DEATH BENEFITS                                         23

            9.01        Qualified Preretirement Survivor Annuity   23
            9.02                         Alternative Calculation   23
            9.03                                   Death Benefit   23


ARTICLE X   CONTRIBUTIONS TO RETIREE HEALTH ACCOUNT                25

            10.01                                    Definitions   25
            10.02      Establishment of a Retiree Health Account   25
            10.03              Purpose of Retiree Health Account   25
            10.04                                    Eligibility   25
            10.05                                  Contributions   25
            10.06                                    Forfeitures   26
            10.07                                     Deductions   26
            10.08  Distributions from the Retiree Health Account   26
            10.09       Investment of the Retiree Health Account   26
            10.10Reversion of Contributions to the Retiree Health
Account     26


ARTICLE XI  DISTRIBUTIONS                                          28

            11.01                                   Distribution   28
            11.02                        Required Beginning Date   29
            11.03Limit of Benefits for 25 Highest Paid Employees   29
            11.04                              Annuity Contracts   31
            11.05                                         Timing   31
            11.06                         Satisfaction of Claims   31
            11.07                                         Source   31
            11.08                                 Determinations   31
            11.09                              Mistaken Payments   31
            11.10                                Direct Rollover   31


ARTICLE XII LIMITATIONS ON BENEFITS                                33

            12.01                         Section 415 Limitation   33
            12.02                                 Annual Benefit   33
            12.03                     Maximum Permissible Amount   34
            12.04                                     Adjustment   36
            12.05                 Multiple Defined Benefit Plans   36
            12.06 Defined Benefit and Defined Contribution Plans   36
            12.07                                Annual Addition   37
            12.08                                    Adjustments   37
            12.09                           Top-Heavy Adjustment   38


ARTICLE XIII CLAIMS PROCEDURE                                      39


ARTICLE XIV ALIENATION AND QUALIFIED DOMESTIC RELATIONS
     ORDER  PROVISIONS                                             40

            14.01                                    Prohibition   40
            14.02                      Domestic Relations Orders   40
            14.03                                Alternate Payee   40

ARTICLE XV  ADMINISTRATION                                         41

            15.01                                      Committee   41
            15.02                                          Power   42
            15.03                                       Expenses   43


ARTICLE XVI PLAN AMENDMENTS                                        44

            16.01                                          Power   44
            16.02                                         Limits   44
            16.03 Limitation on Amendment or Termination of Plan   44


ARTICLE XVII DISCONTINUANCE AND TRANSFERS                          45

            17.01                                          Power   45
            17.02                       Effect of Discontinuance   45
            17.03                          Effect of Termination   45
            17.04           Determination of Partial Termination   45
            17.05                          Mergers and Transfers   45


ARTICLE XVIII  MERGER OF THE PLAN WITH CAMPBELL WATER COMPANY
               RETIREMENT PLAN                                     47

            18.01                                Merger of Plans   47
            18.02 Service with Campbell Water Company 47 18.03Benefits of Former Participants of Campbell Water
                 Plan                                              47


ARTICLE XIX TOP-HEAVY PROVISIONS                                   48

            19.01                                    Definitions   48
            19.02                               Top-Heavy Status   52
            19.03                             Minimum Allocation   52
            19.04                                        Vesting   54
            19.05                     Super Top-Heavy Adjustment   54


ARTICLE XX  MISCELLANEOUS                                          55

            20.01                                         Rights   55
            20.02                                   Construction   55
            20.03                                   Severability   55
            20.04                      No Guarantee Against Loss   55


ARTICLE XXI EXECUTION                                              56

SCHEDULE A                                                         57


                           RETIREMENT
                 PLAN OF SAN JOSE WATER COMPANY


                          INTRODUCTION

Effective November 1, 1950, the San Jose Water Works established the San Jose Water Company Retirement Plan (the "Plan") which was later amended and restated effective January 1, 1981 and more recently amended and restated effective January 1, 1993. Effective January 1, 1995, this document constitutes a complete amendment and restatement of the Plan. Except as provided herein, the Retirement Plan of San Jose Water Company shall continue in full force and effect.

The principal purpose of the January 1, 1993 amendment and restatement was to bring the Plan document into compliance with the requirements of the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1986, the Revenue Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus Budget Reconciliation Act of 1990 and other applicable laws, regulations, and administrative authority. The principal purpose of this amendment and restatement is to include the changes requested by the Internal Revenue Service as part of the determination letter process.

                           ARTICLE I

                          DEFINITIONS

Unless otherwise required by the context, the terms used herein shall have the meanings set forth in the remaining paragraphs of
Article I. As used herein, the masculine pronoun shall include the feminine and the singular shall include the plural, unless a different meaning is plainly required by the context.

1.01 Actuarial Equivalent.01 Actuarial Equivalent means a pension of equivalent value computed in accordance with the factors set forth in Schedule A.

1.02  Affiliated Company.02    Affiliated Company means, with
      respect to the Company: (i) any corporation that, pursuant to Section 414(b) of the Code, is a member of a controlled group of corporations of which the Company is a member;
      (ii) any employer that, pursuant to Section 414(c) of the Code, is under common control with the Company; (iii) any employer that, pursuant to Section 414(m) of the Code, is a member of an affiliated service group of which the Company is a member and (iv) any employer that, pursuant to Section 414(o) of the Code, is required to be aggregated with the Company.

           (a) For purposes of Article XII the determination of an Affiliated Company will be made with the adjustment required by Code Section 415(h).

           (b) Unless expressly provided to the contrary by resolution of the board of directors of the Company, an Affiliated Company shall not be deemed to have become an Affiliated Company until the date that it satisfied the applicable requirements of this definition of Affiliated Company.

1.03  Annual Additions.03 Annual Additions - See Section 12.02.

1.04 Annuity Starting Date.04 Annuity Starting Date means the first day of the first calendar month for which an amount is payable as an annuity or, in the case of a benefit not payable as an annuity, the first day of the first calendar month on which all events have occurred that entitle a Participant, or Beneficiary, as the case may be, to a benefit pursuant to the terms of this Plan.

1.05 Beneficiary.05 Beneficiary means the person, estate or trust last designated by the Participant in a written notice to the Committee or, if no person, estate or trust is so named or if the person, estate or trust so designated shall not be in existence when benefits become payable hereunder, then the person or persons in the first of the following classes of successive preference Beneficiaries surviving the death of the Participant:

           (a)  Widow or widower;

           (b)  Children;

           (c)  Parents;

           (d)  Executors or administrators.

1.06  Code.06   Code means the Internal Revenue Code of 1986, as
      amended.

1.07  Company.07     Company means San Jose Water Company, a
      California corporation, and any successor organization which shall assume the obligations of the Plan with respect to Employees.

1.08  Committee.08   Committee - See Section 15.01.

1.09  Compensation.09     Compensation means the amount reported
      on the Employee's W-2 Form for Federal Income Tax purposes for the year and shall also include for purposes of computing benefit accrual, any amounts that the Employee elects to defer under any plan sponsored by the Company which meets the requirements of Sections 401(k), 125, 129 or 403(b) of the Code. Compensation shall include shift differential, overtime payments, notice pay, bonuses and payment for sick leave, vacation, jury duty, bereavement leave and other approved time off.

           (a) Compensation shall not include benefits under any employee benefit plan except as specified above, sick leave payments after termination of employment, matching contributions to any employee benefit plan, reimbursement or other expense allowances, moving expenses, deferred compensation welfare benefits, nor any other special compensation of any kind.

           (b) With respect to any Plan Year commencing after December 31, 1988, the annual compensation of any Participant taken into account pursuant to this definition shall not exceed $200,000 (subject to any cost of living adjustment pursuant to Section 415(d) of the Code). For Plan Years beginning on or after January 1, 1994, the Compensation of each Employee taken into account under the Plan shall not exceed the OBRA '93 annual compensation limit. The OBRA '93 annual compensation limit is $ 150,000, as adjusted by the Internal Revenue Service for increases in the cost of living in accordance with Section 401(a)(17)(B) of the Code. The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, over which Compensation is determined (determination period) beginning in such calendar year.

                For Plan Years beginning on or after January 1, 1994, any reference in this plan to the limitation under Code Section 401(a)(17) shall mean the OBRA '93 annual compensation limit set forth in this Section.

                If Compensation for any prior determination period is taken into account in determining an Employee's benefits accruing in the current Plan Year, the compensation for that prior determination period is subject to the OBRA '93 annual compensation limit in effect for that prior determination period. For this purpose, for determination periods beginning before the first day of the first plan year beginning on or after January 1, 1994, the OBRA '93 annual compensation limit is $ 150,000.

                Unless otherwise provided under the Plan, each
           Section 401(a)(17) Employee's accrued benefit under this Plan will be the greater of the accrued benefit determined for the Employee under I or II below:

                     I.   The employee's accrued benefit
                determined with respect to the benefit formula applicable for the plan year beginning on or after January 1, 1994, as applied to the employee's total years of service taken into account under the plan for the purposes of benefit accruals, or

                     II.  The sum of:

                               (i)  The Employee's accrued
                     benefit as of the last day of the last Plan
                     Year beginning before January 1, 1994,
                     frozen in accordance with Section
                     1.401(a)(4)-13 of the Regulations, and

                               (i)  The Employee's accrued
                     benefit determined under the benefit formula applicable for the Plan Year beginning on or after January 1, 1994, as applied to the Employee's years of Credited Service to the Employee for Plan Years beginning on or after January 1, 1994, for purposes of benefit accruals.

                In determining this limitation, the family aggregation rules of Code Section 414(q)(6) shall apply, except that the term "family" shall include only the spouse of the Participant and any lineal descendants of the Participant who have not attained age 19 before the close of the Plan Year. To the extent required by applicable Regulations, if the limitation is reached for a family group, then the limitation amount will be prorated among each member of the family group in the proportion that each family member's compensation bears to the total compensation of the family group.

           (c) Compensation shall only be recognized as of the date that an Employee becomes a Participant.

           (d) Compensation shall reflect the limits of Section 415(d) for the most current calendar year as permitted by IRS notices, regulations and the special reliance procedure for TRA 86 for periods through December 31, 1993.

           (e) Average monthly compensation shall be total annual Compensation or Compensation for the period in question, divided by the number of months for which the Employee was paid.

1.10A Credited Service.10A     Credited Service means the total
      of:

           (a) Service prior to January 1, 1976 which was credited under the Plan as in effect on December 31, 1975; and

           (b)  Years of Service after December 31, 1975.

      Years of Service for this purpose shall be computed on the basis of the number of days of service with the Company that an individual is credited with as an Eligible Employee. An Eligible Employee will be credited with a Year of Service in the ratio that such Eligible Employee's days of service with the Company bears to 365 or 366 days in a calendar year, as applicable including the Employee's date of hire, re-employment and final date paid.

1.10B Death Benefit.10B   Death Benefit is defined in Section
      9.03 of the Plan, effective March 1, 1995.

1.11  Directors.11   Directors means the Board of Directors of
      the Company.

1.12 Early Retirement Date.12 Early Retirement Date means the first day of the month coinciding with or next following the date when a Participant or Former Participant has attained the age of fifty-five (55) years and completed ten
      (10) years of Credited Service with the Company.

1.13  Eligible Employee.13     Eligible Employee means every
      Employee of the Company, except the following:

           (a)  A Leased Employee.

           (b) Any Employee who is a nonresident alien who receives no earned income from sources within the United States.

1.14  Employee.14    Employee means a person who is employed by
      the Company or a Leased Employee, unless: (i) such individual is covered by a money purchase pension plan described in Code Section 414(n)(5)(A)(i); and (ii) Leased Employees do not constitute more than twenty percent (20%) of the Affiliated Companies' non-highly compensated work force (as defined in Code Section 414(n)(5)(C)(ii)).

1.15  ERISA.15  ERISA means the Employee Retirement Income
      Security Act of 1974, as amended.

1.16 Fiduciaries.16 Fiduciaries shall include the Trustee named in the Trust, the Committee and the Investment Manager provided for in Section 15.01 hereof.

1.17  Five-Percent Owner.17    Five-Percent Owner means any
      Participant who owns (or is considered as owning, within the meaning of Code Section 318, applied by substituting "one-twentieth" for "50%" in Code Section 318(a)(2)(c)) more than five percent (5%) of the outstanding stock or stock possessing more than five percent (5%) of the total combined voting power of all stock of an Affiliated
      Company (or, if an Affiliated Company is not a corporation, more than five percent (5%) of its capital or profits interest).

1.18  Former Participant.18    Former Participant means an
      Employee whose employment has terminated after he had vested benefits but before he was eligible for early retirement.

1.19  Highly Compensated.19    Highly Compensated means, with
      respect to a Plan Year (the "current year"), an Employee who, during the Plan Year or the preceding 12-month period:

           (a)  Was at any time a Five Percent Owner;

           (b) Received aggregate Remuneration from all Affiliated Companies in excess of $75,000 (or such greater amount as may be permitted pursuant to Code
           Section 414(q)(1));

           (c)  Received Remuneration from all Affiliated
           Companies in excess of $50,000 (or such greater amount as may be permitted pursuant to Code Section
           414(q)(1)) and was in the group of Employees consist ing of the top 20% of Employees when ranked on the basis of Remuneration paid during such year; or

           (d)  Was at any time an officer and received
           Remuneration greater than 50% of the dollar limitation in effect under Code Section 415(b)(1)(A) for such year, or, if no officer received so much Remuneration, was the officer who received the greatest
           Remuneration.

      For purposes of identifying Highly Compensated Employees, the following rules shall apply:

                     (I)  With respect to the current year, no
                Employee (other than a Five Percent Owner) who was not a Highly Compensated Employee for the preceding year shall be deemed a Highly Compensated Employee unless such Employee is among the 100 Employees paid the greatest aggregate Remuneration by all Affiliated Companies during the current year. For purposes of the preceding sentence, an Employee's status for the preceding year shall be determined without regard to this item (I).

                     (II) For purposes of this definition,
                members of a Five Percent Owner's family, or of the family of a Highly Compensated Employee who is one of the 10 most Highly Compensated Employees, will be aggregated and treated as a single Employee, with a single Remuneration, and a single Plan benefit. Family, for purposes of the preceding sentence, includes a Member's spouse, and the Member's lineal ascendants and descendants, and their spouses.

                     (III)     For purposes of determining the
                number of Employees in the top 20% of Employees by Remuneration, the Committee shall exclude Employees who: (i) have not completed 6 months of service; (ii) normally work less than 17-1/2 hours per week; (iii) normally work during not more than 6 months during any year; (iv) have not attained age 21; (v) are nonresident aliens and receive no earned income from the Company that constitutes income from sources within the United States; or (vi) rendered no services to any Affiliated Company during such year.

                     (IV) No more than 50 Employees (or, if less,
                the greater of three Employees or 10% of the Employees) shall be treated as officers.

                     (V)  A former Employee shall be treated as a
                Highly Compensated Employee if the former
                Employee was a Highly Compensated Employee (i) on separation from service, or (ii) at any time after attaining age 55.

                     (VI) At the discretion of the Committee, the
                determination of Highly Compensated Employees for any Plan Year shall be made utilizing the calendar year calculation election as defined in Regulation 1.414(q)-1T Q&A 14.

1.20  Hour of Service.20  Hour of Service is defined in Section
      2.01 of the Plan.

1.21 Late Retirement Date.21 Late Retirement Date means the first day of the month coinciding with or following an Employee's separation from service following his Normal
      Retirement Date.

1.22 Leased Employee.22 Leased Employee means any person, other than an employee of an Affiliated Company, who pursuant to an agreement between an Affiliated Company and any other person has performed services for the Affiliated Company (or for the Affiliated Company and related persons determined in accordance with Code Section 414(n)(6)) on a substantially full-time basis for a period of at least one year, which services are of a type historically performed by employees in the business field of the Affiliated Company.

1.23  Named Fiduciary.23  Named Fiduciary shall be the Committee.

1.24  Non-Highly Compensated Employee.24 Non-Highly Compensated
      Employee an Employee who is not a Highly Compensated
      Employee.

1.25  Normal Form of Benefit.25     Normal Form of Benefit is
      defined in Section 7.01 of the Plan.

1.26  Normal Retirement Date.26     Normal Retirement Date means
      the first day of the calendar month coincident with or next following the date when a Participant attains the age of sixty-five (65).

1.27 Participant.27 Participant means any Eligible Employee who has become a Participant pursuant to Article III of the Plan, and who has an accrued benefit under the Plan.

1.28  Plan.28   Plan means the San Jose Water Company Retirement
      Plan, as set forth in this document, and as amended from time to time.

1.29  Plan Year.29   Plan Year means the year ended December 31st
      of each calendar year.

1.30  Qualified Joint and Survivor Annuity.30 Qualified Joint and
      Survivor Annuity is defined in Section 7.01 of the Plan.

1.31  Qualified Preretirement Survivor Annuity.31  Qualified
      Preretirement Survivor Annuity is defined in Section 9.01 of the Plan

1.32 Regulations.32 Regulations means the federal Income Tax Reg ulations, as amended.

1.33  Remuneration.33     Remuneration means compensation as
      defined in Code Section 415(c)(3) and accompanying Regulations. This alternate definition of compensation is required by law to be used in certain Articles. For purposes of the definition of Highly Compensated Employee and Article XIX, Remuneration includes an Employee's elective deferrals under a qualified cash or deferred arrangement described in Code Sections 401(k) and 402(e)(3), under a simplified employee pension plan described in Code Section 408(k)(6), and under a cafeteria plan described in Code Section 125.

1.34  Section 401(a)(17) Employee.34     Section 401(a)(17)
      Employee means an Employee whose current accrued benefit as of a date on or after the first day of the first Plan Year beginning on or after January 1, 1994, is based on Compensation for a year beginning prior to the first day of the first plan year beginning on or after January 1, 1994, that exceeded $ 150,000.

1.35  Trustee and Trust.35     Trustee and Trust mean the Trustee
      provided--for in the Trust entered into pursuant to this Plan and the Trust provided for therein.

1.36  Year of Service.36  Year of Service is defined in
      Article II of the Plan.

                          ARTICLE II

                            SERVICE

This Plan uses the hours of service method of crediting service.
Unless otherwise indicated in this Plan, the following provisions apply for purposes of computing vesting and Credited Service.

2.01 Hour of Service.01 Hour of Service. An Hour of Service is:

           (a) Each hour for which an Employee is directly or indirectly paid or entitled to payment for the performance of duties. Such hours shall be credited for the computation period or periods in which the duties were performed.

           (b) Each hour for which back pay, irrespective of mitigation of damages, has been awarded or agreed to. Such hours shall be credited for the computation period or periods to which the award or agreement pertains. Such hours shall not include any hours which duplicate hours credited under subsection (a) above.

           (c) Each hour for which an Employee is directly or indirectly paid or entitled to payment for reasons (such as periods of paid vacation, regular holidays, sickness or disability, Authorized Leave of Absence, Military Service, temporary leave of absence, jury duty or non-work due to a labor-management dispute) other than for the performance of duties. Such hours shall be credited for the computation period or periods in which either payment is actually made or the amounts payable come due. Such hours shall be determined by dividing the payments received or due by the lesser of (i) the employee's most recent hourly rate of compensation or ii) the employee's average hourly rate of compensation for the most recent period in which he completed more than 500 Hours of Service.

           (d) Effective for absences in Plan Years beginning with or in calendar year 1985 and solely for purposes of determining whether a Break-in-Service for vesting purposes has occurred in a Computation Period, each hour an individual who is absent from work for maternity or paternity reasons. Such individual shall receive credit for the Hours of Service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, eight (8) Hours of Service per day of such absence. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (1) by reason of the pregnancy of the individual, (2) by reason of a birth of a child of the individual, (3) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or
           (4) for purposes of caring for such child for a period beginning immediately following such birth or placement. The Hours of Service credited under this paragraph shall be credited (1) only in the Computation Period in which the absence begins if the crediting is necessary to prevent a Break-in-Service in that period, or (2) in all other cases, in the following Computation Period. The Administrator may require the Participant to furnish such timely information as the Administrator may reasonably require to establish that the absence from work was for maternity or paternity reasons (as described in this paragraph) and the number of days for which there was such an absence.

           (e) Such hours shall be determined pursuant to the rules established in Labor Department regulation 29 CFR 2530.200b-2(b), and any succeeding regulations, and such hours shall be credited to Years of Service in accordance with the rules for crediting Hours of Service to computation periods established in Labor Department regulation 29 CFR 2530.200b-2(c) and any succeeding regulations.

2.02 Year of Service.02 Year of Service. Is a twelve-month period commencing on the first day on which an Employee performs an Hour of Service, or on a reemployment date, during which the Employee has performed at least 1,000 Hours of Service.

2.03  Authorized Leave of Absence.03     Authorized Leave of
      Absence. Authorized Leave of Absence means an unpaid, temporary cessation from active employment with an Affiliated Company pursuant to an established policy, whether occasioned by illness, vacation, disability, layoff, or any other reason.

2.04 Military Service.04 Military Service. To the extent required by law, Hours of Service will be credited for periods of military service.

                          ARTICLE III

                         PARTICIPATION



3.01  Participation Date.01    Participation Date.  All Employees
      who were Participants on December 31, 1992, shall continue to be such. All other Eligible Employees of the Company shall be eligible for participation in the Plan on the date of their employment.

3.02  Cessation and Resumption.02   Cessation and Resumption.  An
      individual will cease to be a Participant when he ceases to have an accrued benefit under the Plan. An individual who ceases to be a Participant will again become a Participant on the date the individual performs an Hour of Service as an Eligible Employee.

                          ARTICLE IV

                           ACCRUALS

4.01 Benefit Accrual.01 Benefit Accrual. Subject to the provisions of Articles VI, VII and XII a Participant shall accrue monthly pension benefits for each year of Credited Service as follows: (i) for each year of Credited Service completed after January 1, 1978, 1.6% of average monthly compensation for such year; (ii) for each year of Credited Service completed after January 1, 1969 and prior to January 1, 1978, the greater of: (A) $7, or (B) 1.2% of the first $650 of average monthly compensation for such year plus 1.6% of the excess, if any, of average monthly compensation for such year of $650; (iii) $7 for each year of Credited Service completed before January 1, 1969, and before reaching the age of 35 years; (iv) for each year of Credited Service completed before January 1, 1969, but after reaching the age of 35 years, the greater of $7 or 1.2% of the first $650 of average past service monthly compensation plus 1.6% of the excess, if any, of average past service monthly compensation over $650. For this purpose average past service monthly compensation shall be the average monthly compensation received by such employee during such part or all of the period from January l, 1964, through December 31, 1968, in which he was employed by the Company.

4.02 Minimum Benefit.02 Minimum Benefit. Notwithstanding the provisions of Section 4.01, but subject to the provisions of Section 4.04, Article VI and Article XII, the pension benefits accrued by each Participant who is an employee on or after January 1, 1981 shall not be less than a monthly benefit equal to an amount computed as follows:

           (a)  50% of the employee's average monthly
           compensation for the employee's thirty-six (36) consecutive months of highest compensation prior to his normal retirement date (or his earlier retirement or termination of employment), adjusted to a monthly basis for consecutive months of Credited Service less than thirty-six (36) and for partial months of Credited Service, less

           (b) 50% of the employee's Primary Insurance Amount, as defined in Section 4.05.


      The monthly benefit determined under this Section shall be reduced 1/30 for each year by which the employee's Credited
      Service is less than thirty (30) years, adjusted to give credit for partial years of Credited Service.

4.03 Special Benefit.03 Special Benefit. Notwithstanding the provisions of Sections 4.01 or 4.02, but subject to the provisions of Article VI and Article XII, the pension benefits accrued by each Participant who is an employee on or after January 1, 1993 and whose combined age at retirement and Years of Service equals or exceeds eighty-five (85) (the combined age and and Years of Service requirement shall be reduced to eighty (80) for Participant's employed on or after January 1, 1997) shall not be less than a monthly benefit equal to the amount computed as follows:

           (a)  55% of the employee's average monthly
           compensation for the employee's thirty-six (36) consecutive months of highest compensation prior to his normal retirement date (or his earlier retirement or termination of employment), adjusted to a monthly basis for consecutive months of Credited Service less than thirty-six (36) and for partial months of Credited Service, less

           (b) 50% of the employee's Primary Insurance Amount, as defined in Section 4.05.

      The monthly benefit determined under this Section shall be reduced 1/30 for each year by which the employee's Credited
      Service is less than thirty (30) years.

4.04  Statutory Benefit.04     Statutory Benefit.  In no event
      shall a Participant's pension benefit accrue at a rate less than the rate required by Section 411(b)(1)(A) of the Code.

4.05  Primary Insurance Amount.05   Primary Insurance Amount.

           (a) An employee's Primary Insurance Amount shall mean the old-age insurance benefit under Section 202 of the Social Security Act (42 U.S.C. 402) payable to each employee at age 65. The Primary Insurance Amount shall be determined under the Social Security Act as in effect at the time the employee's offset is determined. Thus, it is determined without assuming any future increases in the taxable wage base, any changes in the formulas used under the Social security Act to determine the Primary Insurance Amount or any future increases in the consumer price index. If an employee retires or otherwise terminates his employment prior to age 65, the employee's Primary Insurance Amount shall be computed on the assumption that the employee receives no wages for Social Security purposes after the time of his retirement or termination of employment.


           (b) The Committee may adopt rules governing the computation of the amounts of Primary Insurance Amounts of employees, and the fact that an employee does not actually receive the amount computed, because of failure to apply or any other reason, shall be disregarded. If discontinuance or reduction of benefits under the Social Security System occurs, the Committee may thereafter calculate the Primary Insurance Amount using the benefit tables and formulas in effect immediately prior to such discontinuance or reduction of benefits. The Primary Insurance Amount shall be determined in a consistent manner for all Participants.

4.06  1985 Retiree Benefit Increase.06   1985 Retiree Benefit
      Increase. The monthly pension of each Participant who has retired (or Beneficiary in the case of a deceased Participant) shall be increased .001667 for each month or partial month which has elapsed from the earlier of the date retirement or death benefits commenced until February 28, 1985.

4.07  1992 Retiree Benefit Increase.07   1992 Retiree Benefit
      Increase. Subject to a 21% maximum benefit increase, the monthly pension of each Participant (or Beneficiary in the case of a deceased Participant) shall be increased .25% for each month or partial month which has elapsed from the date of the initial payment of Participant retirement benefits until February 28, 1992.

4.08 Retirement Benefits as of Normal or Late Retirement.08 Retirement Benefits as of Normal or Late Retirement. A Participant who retires at or after his Normal Retirement Date and a Former Participant who has not elected early retirement benefits, shall be entitled to a retirement benefit based on his accrued benefits under this Article. The amount may be reduced actuarially depending upon the form of benefit as provided in Article VII. If distribution of a Participant's accrued benefit begins after his Normal Retirement Date, the retirement benefit shall be greater of the accrued benefit at termination and the Actuarial Equivalent of his accrued benefit at Normal Retirement Age.

4.09 Retirement Benefits as of Early Retirement Date.09 Retirement Benefits as of Early Retirement Date. A Participant who retires on or after January 1, 1981 and before January 1, 1987, and a Former Participant who elects on or after January 1, 1981 an early retirement date, shall be entitled to a retirement benefit based on his accrued benefits under this Article, but reduced in accordance with column (2) of Table A below based on his age at retirement as specified in column (1), thereof. A Participant who retires on or after January 1, 1987 shall be entitled to a retirement benefit based on his accrued benefits under this Article, but reduced in accordance with column (3) of Table A below based on his age at retirement as specified in column (1). A Participant who retires on or after January 1, 1993 whose combined age at retirement and Years of Service equals or exceeds eighty-five (85) shall be entitled to a retirement benefit based on his accrued benefits under this Article, but reduced in accordance with column (4) of Table A below based on his age at retirement as specified in column (1). A Participant who is employed on or after January 1, 1997 whose combined age at retirement and Years of Service equals or exceeds ninety
      (90) shall be entitled to an unreduced retirement benefit based on his accrued benefits under this Article. The reduction percentages in Table A shall be prorated based on whole months and fractions thereof where the Participant retires on a date other than his birthday.


                            TABLE A

(1)                  (2)                 (3)         (4)
65                   NONE                NONE        NONE
64                    3%                 NONE        NONE
63                    6%                 NONE        NONE
62                    9%                 NONE        NONE
61                   12%                  10%          5%
60                   15%                  14%          7%
59                   22%                  18%          9%
58                   29%                  22%          11%
57                   36%                  28%          14%
56                   43%                  34%          17%
55                   50%                  40%          20%


                           ARTICLE V

                         CONTRIBUTIONS

This Plan provides for Company contributions, and does not permit
Employee contributions.

5.01  Company Contributions.01 Company Contributions.

           (a) The Company will make contributions to the Plan as determined from time to time by the Company and the Plan actuary as are required to fund the benefits provided for in this Plan. Actuarial gains and/or forfeitures, if any, arising from termination of participation, or from any other source, shall not be applied to increase the benefits any Participant would otherwise receive under the Plan but shall be used to reduce the Employer's future contributions becoming due thereafter.

           (b) All of the contributions to the Plan shall be transmitted to the Trustee and shall become a part of the Trust Fund to be administered by the Trustee in accordance with the terms of the Plan and the Trust. All of the benefits under the Plan will be payable by the Trustee from the Trust Fund pursuant to written instructions from the Committee.

           (c) Except as otherwise provided by law, no liability for payment of benefits hereunder shall be imposed upon the Company, its officers, directors or shareholders or the Committee and its members.

5.02  Deductibility.02    Deductibility.  To the extent that the
      Company is not allowed a deduction under the Code for any contribution to the Plan for the year for which it is contributed, the Company will, within one year following a final determination of the disallowance, whether by agreement with the Internal Revenue Service or by final decision of a court of competent jurisdiction, demand repayment of such disallowed contribution, and the Trustee will return such contribution within one year following the disallowance. Earnings of the Plan attributable to such a contribution may not be returned to the Company, but any losses attributable to such a contribution will reduce the amount returned.

5.03 Mistake of Fact.03 Mistake of Fact. If, within one year of making a contribution to the Plan, the Committee certifies to the Trustee that the contribution was made by the Company under a mistake of fact, the Trustee will, before the expiration of that year, return the contribution to the Company.

                          ARTICLE VI

                            VESTING

6.01  Vesting Schedule.01 Vesting Schedule.  Subject to rules in
      Article XIX, the accrued benefit of a Participant will become fully vested, and nonforfeitable on the earlier of the date on which the Participant is credited with five (5) Years of Service, or the date the Participant attains age 65.

6.02 Forfeitures.02 Forfeitures. If a Participant separates from service before the Participant is vested in his accrued benefit, the Participant's accrued benefit will be forfeited as of the date that the Participant separates from service. Such a Participant's accrued benefit will be restored at such time as the Participant again becomes an Employee. Forfeitures will not be applied to increase the benefit any Participant would receive under the Plan but shall be used to reduce the Company's future contributions becoming due thereafter.

6.03 Change in Vesting Schedule.03 Change in Vesting Schedule. If the Plan's vesting schedule is changed for any reason, including a change by reason of the Plan becoming Top-Heavy or ceasing to be Top-Heavy, the vested percentage of every Employee who is a Participant on the amendment adoption date or the amendment effective date, whichever is later, will not be less than the Participant's vested percentage determined under the Plan without regard to the amendment. In addition, if the Plan's vesting schedule is changed, each Participant who has completed three Years of Service and whose vested percentage is determined under the new vesting schedule may elect to have his vested percentage determined under the old vesting schedule if the old vesting schedule would be more favorable.

                          ARTICLE VII

                         BENEFIT FORMS

This Article outlines the Normal Forms of Benefit provided under the Plan, and the requirements for electing optional forms of benefit.

7.01  Normal Forms of Benefit.01    Normal Forms of Benefit.

           (a)  If a Participant is not married on his Annuity
           Starting Date, the Participant's Normal Form of
           Benefit will be a straight life annuity.

           (b) If a Participant is married on his Annuity Starting Date, the Participant's Normal Form of Benefit will be a Qualified Joint and Survivor Annuity that provides an annuity for the life of the Participant and a survivor annuity for the life of the Participant's spouse that is equal to 50% of the amount of the annuity payable during the Participant's lifetime. The Qualified Joint and Survivor Annuity will be the Actuarial Equivalent of the Participant's Normal, Early or, Late Retirement Benefit, as the case may be, calculated as though the Participant were not married on his Annuity Starting Date.

7.02 Optional Forms of Benefit.02 Optional Forms of Benefit. Subject to the waiver procedures outlined below, a Participant may designate, in a manner prescribed by the Committee, that retirement benefits be paid in one of the following optional forms, instead of in the Normal Form of Benefit. A benefit paid in an optional form of benefit will be the Actuarial Equivalent of the Participant's Normal, Early, or Late Retirement Benefit, as the case may be, calculated as though the Participant were not married on his Annuity Starting Date.

           (a)  A straight life annuity payable to the
           Participant during the Participant's lifetime.

           (b) A reduced monthly benefit payable for a 10-year period to the Participant and, should the Participant die within the 10-year period, to the Participant's designated Beneficiary for the balance of the 10-year period. If, however, the Participant should live longer than 10 years, this benefit will continue to be paid to the Participant for the Participant's lifetime.

7.03  Cessation.03   Cessation.  A Participant's retirement
      annuity will terminate with the last monthly payment preceding the Participant's death. If a Participant receives Qualified Joint and Survivor Annuity, the Beneficiary's annuity will terminate with the last monthly payment preceding the Beneficiary's death. If a Participant elects a 10-year certain and life annuity, the Beneficiary's retirement annuity will terminate on the date of the last payment under the term certain period. Should the Beneficiary of such a term certain annuity die before the end of the term certain period, the balance of the term certain benefit will be paid to the Beneficiary's estate.

7.04  Waiver of Normal Form of Benefit.04     Waiver of Normal
      Form of Benefit. A Participant's waiver of the Normal Form of Benefit must satisfy the following conditions:

           (a)  Conditions Applicable to All Participants.

                     (1)  No less than 30 days and no more than
                90 days before the Annuity Starting Date, the Committee will provide the Participant with a written explanation of the terms and conditions of the Qualified Joint and Survivor Annuity, the Participant's right to make, and the effect of, an election to waive the Qualified Joint and Survivor Annuity, the rights of the Participant's spouse to approve such a waiver, the Participant's right to revoke such a waiver and the effect of the Participant's right to revoke such a waiver.

                     (2)  A Participant's waiver must be made on
                a form prepared by, and delivered to, the Committee no earlier than 90 days before the Participant's Annuity Starting Date.

                     (3)  Participants may revoke or change their
                waivers at any time prior to their Annuity
                Starting Date by delivering a subsequent form to the Committee.

           (b)  Additional Conditions Applicable to Married
           Participants.

                     (1)  A Participant's surviving spouse must
                consent to the Participant's waiver of the Normal Form of Benefit in a written document, delivered to the Committee, that acknowledges the effect of the waiver, and that is witnessed by a notary public. In the waiver, the Participant's surviving spouse must either consent to the specific non-spouse Beneficiary or Beneficiaries named by the Participant, and the optional form of benefit selected by the Participant, or acknowledge that the surviving spouse had the right to limit consent only to a specific non-spouse Beneficiary or Beneficiaries, and to a specific optional form of benefit, and that the surviving spouse voluntarily elected to relinquish that right.

                     (2)  If the Participant is legally separated
                or abandoned (within the meaning of local law) and the Participant has a court order to that effect (and there is no Qualified Domestic Relations Order as defined in Code Section 414(p) that provides otherwise), or the surviving spouse cannot be located, then the waiver described in the preceding paragraph need not be filed with the Committee when a married Participant elects an optional form of benefit.

                     (3)  Any waiver by a spouse obtained
                pursuant to these procedures (or establishment that the consent of a spouse could not be obtained) shall be effective only with respect to that spouse.

7.05 Amounts of $3,500 or Less.05 Amounts of $3,500 or Less. Notwithstanding anything to the contrary in this Plan, if a vested Participant separates from service with the Company and with all Affiliated Companies, and the present value of that Participant's Normal Retirement Benefit has never exceeded $3,500, the Committee may, without the consent of the Participant or the Participant's spouse, distribute the present value of the benefit to the Participant or the Participant's Beneficiary, as the case may be, as soon as administratively feasible. Similarly, if a Qualified Preretirement Survivor Annuity has become payable under the Plan, and the present value of that benefit has never exceeded $3,500, the Committee may, without the consent of the Beneficiary, distribute the present value of the benefit to the Beneficiary.

7.06  No Vested Benefit.06     No Vested Benefit.  If the present
      value of an individual's vested accrued benefit is zero, the individual will be deemed to have received a distribution of that vested accrued benefit as of the date of termination.

                        ARTICLE VIII

                        REEMPLOYMENT

8.01  Repayment.01   Repayment.  As permitted under Section
      411(a)(7)(C) of the Code, if a Participant who has received less than 100% of his accrued benefit again becomes an Eligible Employee, the Participant may repay in cash the total amount that he received under the Plan with interest from the date of receipt at the rate permitted under
      Section 411(c)(2)(C) of the Code. Such repayment must be made by delivering the required amount to the Trustee within 5 years after the date on which the Participant again becomes an Eligible Employee. By making this repayment, the Participant will be entitled to have reinstated the Credited Service with which the Participant was credited as of the date of the separation from service to which the benefit relates and to have no reduction made to any subsequent benefit under the Plan for any prior benefit payments.

8.02  Suspension Upon Reemployment.02    Suspension Upon
      Reemployment. If a Participant who has separated from service again becomes an Employee, any Plan benefit payable to the Participant will be continued for each month during which the Participant would not be credited with forty Hours of Service or such other amount of time that does not constitute Section 203(a)(3)(B) service under ERISA. Any benefits to which the Participant may become entitled because of this subsequent separation from service will be actuarially determined on the basis of increased service, age and other relevant factors and will be actuarially reduced for payments received before reemployment unless the Participant repaid all such amounts in accordance with the preceding Section.

8.03 Resumption.03 Resumption. Benefits suspended because they constitute Section 203(a)(3)(B) service under ERISA will resume on the first day of the calendar month coincident with or next following the calendar month in which the Participant ceases such service and has notified the appropriate Company of such cessation of service.

8.04 Death.04 Death. If a Participant dies while benefits are suspended, with respect to the Participant's retirement benefits earned before the suspension, a death benefit will be paid as provided under the form of benefit payment previously elected by the Participant, and will be based on the benefit that would have been paid if the Participant had again retired on the date of death. With respect to the benefit earned during the suspension, any death benefits will be provided in accordance with Article IX.

                           ARTICLE IX

                         DEATH BENEFITS

9.01 Qualified Preretirement Survivor Annuity.01 Qualified Preretirement Survivor Annuity. If a married Participant dies after his accrued benefit has vested, but before his Annuity Starting Date, that Participant's surviving spouse will be entitled to a Qualified Preretirement Survivor Annuity if the surviving spouse had been married to the Participant as of the applicable retirement date or as of the earlier date of death of the Participant.

           (a) The Qualified Preretirement Survivor Annuity will become payable on the later of (1) the first day of the month coinciding with or next following the Participant's death, or (2) the first date on which the Participant would have been eligible to receive a Qualified Joint and Survivor Annuity.

           (b) The Qualified Preretirement Survivor Annuity will be 50% of the amount the Participant would have received had the Participant terminated employment on the day before the Participant's death without having waived a Qualified Joint and Survivor Annuity. In the case of a vested Participant who dies on or before the date that he or she would have been eligible to receive a Qualified Joint and Survivor Annuity, the value of the Qualified Preretirement Survivor Annuity will be computed as though the Participant had survived until he was eligible to receive a Qualified Joint and Survivor Annuity, retired at that time with an immediate Qualified Joint and Survivor Annuity, and died the next day.

9.02  Alternative Calculation.02    Alternative Calculation.  If,
      within 90 days before the Participant's Annuity Starting Date, the Participant properly elects an optional form of benefit under Article VII that will provide the Participant's spouse with a death benefit of equal or greater value than the calculation under the immediately preceding Qualified Preretirement Survivor Annuity calculation, the death benefit under the properly elected optional form of benefit will be the Qualified Preretirement Survivor Annuity.

9.03  Death Benefit.03    Death Benefit.  Effective March 1,
      1995, if an unmarried Participant dies after his accrued benefit has vested, but before his Annuity Starting Date, his Beneficiaries are entitled to a Death Benefit.

           (a) The Death Benefit will become payable on the later of (1) the first day of the month coinciding with or next following the Participant's death, or (2) the first date on which the Participant would have been eligible to receive a retirement benefit.

           (b) A death Benefit will be equal to the monthly retirement benefit the Participant would have received had the Participant terminated employment on the day before the Participant's death and elected to receive the optional form of benefit described in Section 7.02(b) of the Plan. In the case of a vested Participant who dies on or before the date that he would have been eligible to receive a retirement benefit, the amount of the Death Benefit will be computed as though the Participant had survived until he was eligible to receive a retirement benefit, retired at that time and elected to receive the optional form of benefit described in Section 7.02(b) of the Plan, and died the next day.

                           ARTICLE XX

            CONTRIBUTIONS TO RETIREE HEALTH ACCOUNT

10.01 Definitions.01 Definitions.

           (a) Retiree Health Account means a separate account established and maintained for the funding of retiree health benefits.

           (b) Retiree Health Plan means the retiree health benefits which are part of the San Jose Water Company
           Social Welfare Plan.

10.02 Establishment of a Retiree Health Account.02 Establishment of a Retiree Health Account. The Trustee, directed by the Retirement Plan Committee, shall establish a Retiree Health
      Account.

10.03 Purpose of Retiree Health Account.03 Purpose of Retiree Health Account. The purpose of the Retiree Health Account is to fund the payment of medical expenses, as defined in section 213(e) of the Code, for employees participating in the Retiree Health Plan, their spouses, and their dependents, as defined in section 152 of the Code.

10.04 Eligibility.04 Eligibility.

           (a)  No person who is, or ever has been, a Key
           Employee within the meaning of Section 19.01 of the Plan and Section 416 of the Code will receive benefits from the Retiree Health Account.

           (b) All other participants are eligible to receive benefits from the Retiree Health Account if they have satisfied the eligibility criteria set out in the Retiree Health Plan and are eligible to receive retirement benefits under the Plan.

10.05 Contributions.05    Contributions.  For any Plan Year,
      Company contributions to the Retiree Health Account shall not exceed the greater of: (i) the aggregate of the amounts determined by amortizing the remaining unfunded costs of past and current service credits to each current and former employee covered by the Retiree Health Account as a level amount, or as a level percentage of compensation, over the expected remaining future service of each employee covered by the Retiree Health Account, or (ii) ten percent (10%) of the cost which would be required to completely fund or purchase such retiree medical benefits.

      Notwithstanding the foregoing, Company contributions to the Retiree Health Account must be subordinate to the retirement benefits provided by the Plan. Company contributions to the Retiree Health Account are considered subordinate to the Plan's retirement benefits if at all times the aggregate Company contributions to the Retiree Health Account do not exceed twenty-five percent (25%) of the aggregate Company contributions made after the effective date of this Amendment (other than contributions to fund past service credits).

10.06 Forfeitures.06 Forfeitures. Forfeitures of interests in the Retiree Health Account which occur prior to termination of the Plan shall be applied to reduce future Company contributions to such Retiree Health Account.

10.07 Deductions.07 Deductions. The amount to be contributed under Section 10.05 will be further reduced by any proposed contribution that is not currently deductible by the Company.

10.08 Distributions from the Retiree Health Account.08 Distributions from the Retiree Health Account. The Administrator of the Retiree Health Plan shall instruct the Trustee as to the timing of distributions from the Retiree Health Account. At no time shall the amounts distributed from the Retiree Health Account in any year exceed the costs of providing retiree health benefits to those individuals meeting the requirements of Section 10.04.

10.09 Investment of the Retiree Health Account.09 Investment of the Retiree Health Account. The assets of the Retiree Health Account shall be deemed assets of the Plan and shall be invested by the Trustee in accordance with the Trust.

10.10 Reversion of Contributions to the Retiree Health Account.10
      Reversion of Contributions to the Retiree Health Account.

           (a) Any assets remaining in the Retiree Health Account after satisfaction of all liabilities under the Retiree Health Plan (as in effect at such time) shall be treated as excess assets and may revert to the Company provided that such reversion is not precluded by the Plan or the governing law.

           (b) The Retiree Health Account is established on the express condition that it will be considered by the Internal Revenue Service as qualifying under Section 401(h) and Section 401(a) of the Code. If the Retiree Health Account receives an adverse determination with respect to its timely filed request for determination as to initial qualification, the Retiree Health Account will be of no effect, and contributions to the Retiree Health Account, together with any earnings, will be returned to the appropriate Participating Company within one year from the date of the adverse Internal Revenue Service determination. However, the Committee shall have the power to make any retroactive amendments to the Retiree Health Account that the Internal Revenue Service may require as a condition for its determination that the Retiree Health Account qualifies under Section 401(h) and Section 401(a) of the Code.

           (c) Notwithstanding the foregoing, it shall be impossible, at any time prior to satisfaction of all liabilities under the Retiree Health Plan (as in effect at such time) to provide such benefits, for any part of the corpus or income of the Retiree Health Account to be used for, or diverted to, any purpose other than the providing of such benefits.

                          ARTICLE XI

                         DISTRIBUTIONS

11.01 Distribution.01     Distribution.  Once Plan benefits have
      become payable, they will be distributed at such time as is administratively feasible after the Participant or the Beneficiary, as the case may be, has elected a distribu tion, in writing, subject to the following provisions:

           (a) There shall be no distribution of benefits to a Participant or his Beneficiary prior to termination of the Participant's employment, unless such Participant has attained his Normal Retirement Date and his combined age at the time of his election to begin receiving distribution of Plan benefits and Years of Service equals or exceeds one hundred (100).

           (b) If a Participant does not elect a distribution, in writing, benefits will be distributed within the 60 days following the end of the Plan Year in which the Participant attains age 65 or separates from service, whichever occurs later.

           (c) If the amount of a distribution cannot be determined by the date payment is required, or it is not possible to make such payment because the Committee has been unable to locate the recipient after making reasonable efforts to do so, a payment retroactive to the date payment is required may be made no later than 60 days after the earliest date on which the amount of the payment can be determined, or the date on which the recipient is located (whichever is applicable).

           (d) If a distribution is to be made to a minor, or to an incompetent person, the Committee may direct that the distribution be paid to the legal guardian, or if none, to a parent of such person, or to a responsible adult with whom the person maintains residence, or to the custodian for the person under the Uniform Gift to Minors Act or Gift to Minors Act, if permitted by the laws of the state in which the person resides.

           (e) If a benefit under the Plan remains unpaid for 2 years from the date it becomes payable, solely because the Committee, exercising due diligence, cannot locate the recipient, the benefit will be treated as a forfeiture.

                     (1)  Any such forfeited amount will be
                restored, without earnings, upon presentation of an authenticated written claim by the recipient or the recipient's personal representative.

                     (2)  For purposes of this section, due
                diligence includes written notice to the recipient at the last known address shown in the relevant Company's records, and contacts with the federal Social Security Administration designed to determine the whereabouts of the recipient.

11.02 Required Beginning Date.02    Required Beginning Date.

           (a) Effective January 1, 1985, distributions will be made in accordance with the Regulations under Code
           Section 401(a)(9), and the incidental death benefit requirements in Code Section 401(a)(9)(G). Notwithstanding anything to the contrary in this Plan, a Participant may not defer commencement of his benefits past his required beginning date. A Participant's required beginning date is April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2, or such earlier date on which payments have irrevocably begun as an annuity.

           (b) If the Participant dies after the Participant's required beginning date, the remaining portion of that Participant's accrued benefit shall continue to be distributed at least as rapidly as under the method of distribution being used prior to the Participant's death.

           (c) If the Participant dies before his required beginning date, the date distributions are required to begin to the Participant's surviving spouse shall not be earlier than the later of December 31 of the calendar year immediately following the calendar year in which the Participant died and December 31 of the calendar year in which the Participant would have attained age 70-1/2. The date that distributions are required to begin to a designated Beneficiary who is not the Participant's surviving spouse shall be December 31 of the calendar year immediately following the calendar year of the Participant's death.

11.03 Limit of Benefits for 25 Highest Paid Employees.03
      Limit of Benefits for 25 Highest Paid Employees. This Section sets forth limitations required by the Internal Revenue Service on the Normal Retirement Benefit payable to certain Participants in the event of an early termination of the Plan. It shall apply to a Participant only if he is a Highly-Compensated Employee or former Highly-Compensated Employee, who is one of the 25 nonexcludable employees and former employees of the employer with the largest amount of compensation in the current or any prior year on the original effective date of the Plan ("Restricted Employee").

           (a) In the event of Plan termination, the benefit of any Highly-compensated Employee and any former Highly-
           Compensated Employee is limited to a benefit that is nondiscriminatory under Code Section 401(a)(4).

           (b) In any year, the payment of benefits to or on behalf of a Restricted Employee shall not exceed an amount equal to the payments that would be made to or on behalf of the Restricted Employee in that year under:

                     (1)  A straight life annuity that is the
                Actuarial Equivalent of the Accrued Benefit and other benefits to which the Restricted Employee is entitled under the Plan (other than a social security supplement); and

                     (2)  A social security supplement, if any,
                that the Restricted Employee is entitled to receive.

           (c) For purposes of this Section, the term benefit includes, among other benefits, loans in excess of the amounts set forth in Code Section 72(p)(2)(A), any periodic income, any withdrawal values payable to a living Employee or former Employee, and any death benefits not provided for by insurance on the Employee's or former Employee's life.

           (d)  If one of the following requirements is
           satisfied, the restrictions of this section 11.03(a) and (b) shall not apply:

                     (1)  After taking into account payment to or
                on behalf of the Restricted Employee of all benefits payable to or on behalf of that Restricted Empoyee of all benefits payable to or on behalf of that Restricted Employee under the Plan, the value of Plan assets must equal or exceed 110 percent of the value of current liabilities, as defined in Code Section 412(l)(7).

                     (2)  The value of the benefits payable to or
                on behalf of the Restricted Employee must be less than one percent of the value of current liabilities before distribution.

                     (3)  The value of the benefits payable to or
                on behalf of the Restricted Employee must not exceed the amount described in Code Section 411(a)(11)(A) (restrictions on certain mandatory distributions).

11.04 Annuity Contracts.04     Annuity Contracts.  Annuity
      contracts purchased and distributed under the Plan will satisfy all requirements of the Retirement Equity Act.

11.05 Timing.05 Timing. Subject to Regulation 1.411(a)-11(c)(7) and the provisions of this Plan, benefits to a Former Participant will become distributable no later than 60 days after the last to occur of (a) the last day of the Plan Year in which the Participant attains age 65, (b) the last day of the Plan Year in which the Participant separates from employment with all Affiliated Companies, or (c) the 10th anniversary of the last day of the Plan Year in which the Participant commenced participation in the Plan.

11.06 Satisfaction of Claims.06     Satisfaction of Claims.  Any
      payment to a Participant, the Participant's legal representative or Beneficiary, in accordance with the terms of this Plan and the Trust, shall, to the extent thereof, be in full satisfaction of all claims such person may have against the Trustee, the Committee and the Company, any of whom may condition the payment upon execution of a receipt and release therefor as determined by the Trustee, the Committee or the Company.

11.07 Source.07 Source. All Plan benefits will be paid solely from the Trust, and the Company assume no liability or responsibility therefor.

11.08 Determinations.08   Determinations.  The amount of any Plan
      benefit will be determined under Plan provisions in effect when the Participant separated from service.

11.09 Mistaken Payments.09     Mistaken Payments.  Benefits
      improperly paid to a person will be owed by that person to the Plan and, notwithstanding any other provisions of this Plan, may be deducted from future benefits payable to the person entitled to receive such benefits.

11.10 Direct Rollover.10 Direct Rollover. Effective January 1, 1993, notwithstanding any provision of this Plan to the contrary that would otherwise limit a Distributee's election under this Plan, a Distributee may elect, at the time and in the manner prescribed by the Committee, to have any portion of an Eligible Rollover Distribution paid directly to an Eligible Retirement Plan specified by the Distributee in a Direct Rollover. For these purposes, the following definitions apply:

           (a) An Eligible Rollover Distribution is any distribution of all or any portion of the balance to the credit of the Distributee, except that an Eligible Rollover Distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated Beneficiary, or for a specified period of 10 years or more; any distribution to the extent that distribution is required under Section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income.

           (b) An Eligible Retirement Plan is an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code
           Section 408(b), an annuity plan described in Code
           Section 403(a), or a qualified trust described in Code
           Section 401(a), that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to the surviving spouse, an Eligible Retirement Plan is an individual retirement account or individual retirement annuity.

           (c) A Distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving spouse and the Employee's or former Employee's spouse or former spouse who is the alternate payee under a Qualified Domestic Relations Order, as defined in Code Section 414(p), are Distributees with regard to the interest of the spouse or former spouse.

           (d) A Direct Rollover is a payment by the Plan to the Eligible Retirement Plan specified by the Distributee.

                         ARTICLE XII

                    LIMITATIONS ON BENEFITS

This Article outlines the requirements of Code Section 415 and is effective January 1, 1987.

12.01 Section 415 Limitation.01     Section 415 Limitation.  The
      annual benefit (as defined below) payable to a Participant at any time will not exceed the maximum permissible amount (as defined below). This limit will be deemed satisfied if the annual benefit is not more than $1,000 multiplied by the Participant's Years of Service or parts thereof (not to exceed 10) with an Affiliated Company, and the Affiliated Company has not at any time maintained a defined contribution plan, a welfare benefit plan as defined in Code Section 419(e), or an individual medical account as defined in Code Section 415(1)(2) in which the Participant participated.

12.02 Annual Benefit.02   Annual Benefit.  An annual benefit is a
      retirement benefit that is payable annually in the form of a straight life annuity. Except as provided below, a benefit payable in a form other than a straight life annuity must be adjusted to an actuarially equivalent straight life annuity before applying the limitations of this Article.

           (a) The interest rate assumption used to determine actuarial equivalence will be the greater of the interest rate specified in the Plan's definition of Actuarial Equivalent, or 5%.

           (b) The annual benefit does not include any benefits attributable to Employee contributions, to rollover contributions, or to assets transferred from a qualified plan that was not maintained by an Affiliated Company.

           (c) No actuarial adjustment is required for: (i) the value of a Qualified Joint and Survivor Annuity; (ii) the value of benefits that are not directly related to retirement benefits (such as a qualified disability benefit, pre-retirement death benefits, and post-retirement medical benefits); and (iii) the value of post-retirement cost-of-living increases made in accordance with Code Section 415(d) and Regulation 1.415-3(c)(2)(iii).

12.03 Maximum Permissible Amount.03 Maximum Permissible Amount.

           (a) The lesser of the defined benefit dollar limitation of Code Section 415 (b)(1)(A) which was $90,000 in 1987, or the compensation limitation which is 100% of the Participant's highest average Remuneration, as defined in Code Section 415(b)(3), as adjusted automatically pursuant to Regulations to reflect cost of living increases.

           (b) If a Participant has fewer than 10 years of participation (as defined below) in this Plan, the defined benefit dollar limitation is reduced by 1/10 for each year of participation (or part thereof) less than 10, and the compensation limitation is reduced by 1/10 for each Year of Service (or part thereof) less than 10. These adjustments shall be applied in the denominator of the defined benefit fraction based upon Years of Service. Years of Service shall include future years occurring before the Participant's Normal Retirement Age, only if it can be reasonably anticipated that the Participant will receive a Year of Service for such a year.

                     (1)  A Participant will be credited with a
                year of participation (computed to fractional parts of a year) for each accrual computation period for which the following conditions are met: (i) The Participant is credited with at least the number of Hours of Service (or period of service if the elapsed time method is used) required under the terms of the Plan in order to accrue a benefit, and (ii) The Participant is included as a Participant under the eligibility provisions of the Plan for at least one day of the accrual computation period.

                If above two conditions are met, the portion of a year of participation credited to the Participant shall equal the amount of benefit accrual service credited to the Participant for such accrual computation period. A Participant who is permanently and totally disabled within the meaning of Code
           Section 415(c)(3)(C)(i) for an accrual computation period shall receive a year of participation with respect to that period. In addition, for a Participant to receive a year of participation (or part thereof) for an accrual computation period, the Plan must be established no later than the last day of such accrual computation period. In no event will more than one year of participation be credited for any 12-month period.

                     (2)  To the extent provided in Regulations,
                or in other guidance issued by the Internal
                Revenue Service, the participation limit applicable to the defined benefit dollar limitation shall also be applied separately with respect to each change in the benefit structure of the Plan.

           (c) If the annual benefit of the Participant commences before the Participant's social security retirement age (as defined below), but on or after age 62, the defined benefit dollar limitation, as reduced above if necessary, shall be determined as follows:

                     (1)  If a Participant's social security
                retirement age is 65, the dollar limitation for benefits commencing on or after age 62 is determined by reducing the defined benefit dollar limitation by 5/9 of 1% for each month by which benefits commence before the month in which the Participant attains age 65.


                     (2)  If a Participant's social security
                retirement age is greater than age 65, the dollar limitation for benefits commencing on or after age 62 is determined by reducing the defined benefit dollar limitation by 5/9 of 1% for each of the first 36 months and 5/12 of 1% for each of the additional months (up to 24 months) by which benefits commence before the month of the Participant's social security retirement age.

           (d) If the annual benefit of a Participant begins before age 62, the defined benefit dollar limitation will be the actuarial equivalent of an annual benefit beginning at age 62, as determined above, reduced for each month by which benefits commence before the month in which the Participant attains age 62. To determine actuarial equivalence, the interest rate assumption is the greater of the rate specified in the Plan's definition of Actuarial Equivalent, or 5%. Any decrease in the defined benefit dollar limitation determined in accordance with this provision shall not reflect the mortality decrement to the extent that benefits will not be forfeited upon the death of the Participant.

           (e) If the annual benefit of a Participant commences after the Participant's social security retirement age, the defined benefit dollar limitation shall be increased so that it is the actuarial equivalent of an annual benefit beginning at the Participant's social security retirement age. To determine actuarial equivalence, the interest rate assumption used will be the lesser of the rate specified in the Plan's definition of Actuarial Equivalent or 5%.

           (f)  Age 65 for a Participant born before January 1,
           1938; age 66 for a Participant born after December 31, 1937, but before January 1, 1955; and age 67 for a Participant born after December 31, 1954.

12.04 Adjustment.04 Adjustment. If the benefit the Participant would otherwise accrue in a limitation year would produce an annual benefit in excess of the maximum permissible amount, the rate of the Participant's benefit accrual will be reduced so that the annual benefit will equal the maximum permissible amount.

12.05 Multiple Defined Benefit Plans.05 Multiple Defined Benefit Plans. If a Participant has ever been covered under more than one defined benefit plan maintained by an Affiliated Company, and the sum of the Participant's annual benefits from all such plans would exceed the maximum permissible amount, the rate of the Participant's benefit accrual in each of the plans will be reduced, pro rata, so that the annual benefit will equal the maximum permissible amount.

12.06 Defined Benefit and Defined Contribution Plans.06 Defined Benefit and Defined Contribution Plans. If the Affiliated Company maintains, or at any time maintained, one or more qualified defined contribution plans covering any Participant in this plan, a welfare benefit fund, as defined in Code Section 419(e), or an individual medical account as defined in Code Section 415(1)(2), the sum of the Participant's defined contribution fraction (as defined below) and defined benefit fraction (as defined below) will not exceed 1.0 in any limitation year. The Plan Year shall be the limitation year.

           (a) Defined Benefit Fraction means that fraction, the numerator of which is the Participant's projected annual benefit (defined below), determined as of the close of the Plan Year, under all defined benefit plans of all Affiliated Companies and the denominator of which is the lesser of: (i) the product of 1.25 and the dollar limitation in effect under Code Section 415(b)(1)(A) for such Plan Year; or (ii) the product of 1.4 and the compensation limitation, which is the Participant's average annual Remuneration for the three consecutive Plan Years for which such average is the highest. A Participant's "projected annual benefit" shall be equal to the total annual benefit to which the Participant would be entitled under all defined benefit plans of all Affiliated Companies if the Participant were to remain an Employee until normal retirement age under each such plan and all other relevant factors used to determine benefits under such plans were to remain constant for all future Plan Years.

           (b) Defined Contribution Fraction means that fraction, the numerator of which is the sum of the Annual Additions (as defined below) to the Participant's accounts under each defined contribution plan maintained by an Affiliated Company for the Plan Year and all prior Plan Years (less the amount, if any, permitted to be subtracted under: (i) the transi tional rule of Section 235(g)(3) of the Tax Equity and Fiscal Responsibility Act of 1982; or (ii) the transitional rule of Section 1106(h)(4) of the Tax Reform Act of 1986) and the denominator of which is the lesser of the following amounts with respect to the Plan Year and each prior Plan Year during which the Participant was an employee of an Affiliated
           Company: (A) the product of 1.25 and the dollar limit in effect under Code Section 415(c)(1)(A) (without regard to Code Section 415(c)(6)) for such Plan Year; or (B) the product of 1.4 and 25% of the Participant's Remuneration for the Plan Year; provided that the Committee may, in its discretion, calculate the denomi nator of the Defined Contribution Fraction for all defined contribution plans of Affiliated Companies using the alternative method set forth in Code
           Section 415(e)(6).

12.07 Annual Addition.07 Annual Addition. For purposes of this Article, "Annual Addition" means, for any Plan Year, the aggregate amount (excluding Rollover Contributions and trustee-to-trustee transfers) credited to a Participant's accounts under each defined contribution plan of an Affiliated Company with respect to such Plan Year from:

           (a) Company contributions and forfeitures allocated to a Participant's account (excluding any amount reinstated to an account pursuant to Code Sections 411(a)(7)(C) (cash-outs) or 411(a)(3)(D) (mandatory contributions)).

           (b) A Participant's own contributions made on behalf of the Participant; provided, however, that the Annual Addition for any Plan Year beginning before January 1, 1987, shall not be recomputed to treat all Participant contributions as Annual Additions.

           (c) With respect to a Participant who is a key employee, as defined in Code Section 416(i), with respect to such Plan Year or any preceding Plan Year, any amount paid or accrued to such Participant's account under a welfare benefit fund pursuant to
           Section 419A(d) of the Code and contributions to an individual medical account (as defined in Section 415(1) of the Code) for a Participant as part of a defined benefit plan.

12.08 Adjustments.08 Adjustments. If the sum of the defined benefit fraction and the defined contribution fraction would exceed 1.0 in any limitation year for a Participant, and if an adjustment would, therefore, be required by law, the Committee shall adjust the numerator of the defined benefit fraction so that the sum of both fractions shall not exceed 1.0 in any limitation year for the Participant.

           (a) If, due to required top heavy adjustments pursuant to Code Section 416(h), or due to excess benefit accruals or Annual Additions pursuant to Internal Revenue Service Notice 82-19, the 1.0 limit is exceeded for a Participant in any limitation year, the Participant will be subject to the following restrictions for each future limitation year until the
           1.0 limitation is satisfied: (i) the Participant's accrued benefit shall not increase, and (ii) no Annual Additions may be credited to a Participant's account under a defined contribution plan of an Affiliated Company and (iii) No Employee contributions (voluntary or mandatory) may be made under any defined benefit plan or any defined contribution plan of an Affiliated Company.

           (b)  In the case of an individual who was a
           Participant in one or more defined benefit plans of the Employer as of the first day of the first limitation year beginning after December 31, 1986, the application of the limits of this Article will not cause the maximum permissible amount for such individual under all such defined benefit plans to be less than the individual's current accrued benefit (as defined below).

                     (1)  The preceding sentence applies only if
                such defined benefit plans met the requirements of Code Section 415, for all limitation years beginning before May 6, 1986.

                     (2)  A Participant's current accrued benefit
                is the Participant's accrued benefit, determined as if the Participant had separated from service as of the close of the last limitation year beginning before January 1, 1987, when expressed as an annual benefit. In determining a Participant's current accrued benefit, the following shall be disregarded: (i) any change in the terms and conditions of the plan after May 5, 1986 and (ii) any cost of living adjustments occurring after May 5, 1986.

12.09 Top-Heavy Adjustment.09 Top-Heavy Adjustment. With respect to any Plan Year for which the Plan is Top-heavy as described in Article XIX, the definitions of Defined Contribution Fraction and Defined Benefit Fraction shall be modified by substituting 1.0 for 1.25; provided, however, in no event, shall the accrued benefit or account balance of any Participant be reduced below the amount of such accrued benefit or account balance immediately before the Plan became top-heavy.

                          ARTICLE XIV

                        CLAIMS PROCEDURE

If a Participant or Beneficiary ("Claimant") believes that he is entitled to a greater benefit under the Plan, the Claimant may submit a signed, written application to the Committee within 90 days of having been denied such a greater benefit. The Claimant will generally be notified of the approval or denial of this application within 90 days of the date that the Committee receives the application. If the claim is denied, the notification will state specific reasons for the denial and the Claimant will have 60 days to file a signed, written request for a review of the denial with the Committee. This request will include the reasons for requesting a review, facts supporting the request and any other relevant comments. The Committee, operating pursuant to its discretionary authority to administer and interpret the Plan and to determine eligibility for benefits under the terms of the Plan, will generally make a final, written determination of the Claimant's eligibility for benefits within 60 days of receipt of the request for review.

                           ARTICLE XIV

  ALIENATION AND QUALIFIED DOMESTIC RELATIONS ORDER PROVISIONS

14.01 Prohibition.01 Prohibition. Plan benefits may not be assigned or alienated and will not be subject to the claims of creditors. The Plan will, however, honor properly executed federal tax levies, executions on federal tax judgments, Qualified Domestic Relations Orders within the meaning of Code Section 414(p), a direction to pay third parties pursuant to Regulation 1.401(a)-13(e), and the provisions of this Plan regarding distributions to minors and incompetent persons.

14.02 Domestic Relations Orders.02  Domestic Relations Orders.
      The Committee has full discretionary authority to determine whether a domestic relations order is "Qualified" within the meaning of Code Section 414(p).

14.03 Alternate Payee.03 Alternate Payee. Rights and benefits provided to a Participant or Beneficiary are subject to the rights and benefits of an alternate payee under a Qualified
      Domestic Relations Order.

                          ARTICLE XVXV

                         ADMINISTRATION

15.01 Committee.01   Committee.

           (a) The Plan shall be administered by a Retirement Plan Committee (hereinafter referred to as the Committee) which shall be composed of six members, three of whom shall be designated by the Company, two of whom shall be designated by Local 259 organized under the Utility Workers Union of America affiliated with the AFL-CIO, and one of whom shall be designated by the Operating Engineers Local Union No. 3 of the International Union of Operating Engineers, AFL-CIO (hereinafter referred to as the Unions). Both the Company and the Unions may designate substitutes, alternates or successors as occasion may require. The Committee shall be the Plan Administrator. No member of the Committee shall have the right to vote on any question affecting his individual capacity as a participating employee hereunder as distinguished from his status as a member of the group of participating employees. The Committee shall keep minutes of its meetings and shall prescribe the duties of a secretary who shall be furnished by the Company at its expense. Such Committee shall have a chairman selected from its own membership to preside over its meetings and call meetings as required. Such chairman shall serve for a year and shall be designated alternately by the Company representatives and the Union representatives.

           (b) The Company and the Union representatives on the Committee shall select an impartial umpire to break any deadlocks which occur in the Committee.

           (c) The Committee shall establish rules for its procedure including the procedure for calling special meetings and shall agree upon the time for future regular meetings of the Committee.

           (d) The expenses of the Company members of the Committee for attending Committee meetings shall be borne by the Company, and the expenses of the Union members shall be borne by the Union. The Committee members shall receive no compensation for attending meetings or other work performed as Committee members, provided, however that time spent by Committee members during regular working hours in attending such meetings and in traveling to and from such meetings shall not result in loss of pay.

15.02 Power.02  Power.

           (a) The Committee has full discretionary authority to administer and interpret the Plan, including discretionary authority to determine eligibility for participation and benefits under the Plan, to appoint one or more investment managers, and to correct errors. The Committee may delegate its discretionary authority and such duties and responsibilities as it deems appropriate to facilitate the day-to-day administration of the Plan. Determinations by the Committee or the Committee's delegate will be final and conclusive upon all persons.

           (b) In amplification of its powers and duties, but not by way of limitation, it shall:

                     (1)  Be responsible for the compilation and
                maintenance of all records necessary for the Plan;

                     (2)  Authorize the payment of all benefits
                as they become payable under the Plan, which payments shall be made by the Trustee from the Trust Fund on written instructions of the Committee;

                     (3)  Authorize the payment of administrative
                costs of the Plan such as Trustee's fees, actuarial fees, legal fees, and other administrative costs, which payments shall be made by the Trustee from the Trust Fund on written instructions of the Committee, provided, however, that the Company will pay the secretarial, clerical (other than those incurred by the Trustee) and normal routine printing costs relating to the Plan;

                     (4)  Make rules and regulations for the
                administration of the Plan not inconsistent with the Plan or the Agreement of Trust;

                     (5)  Engage such legal, actuarial,
                accounting and other professional services as it may deem proper;

                     (6)  Approve mortality tables, interest
                rates and other factors to be used in the actuarial computations arising under the Plan;

                     (7)  Do and perform such other matters as
                may be provided for in other parts of this Plan or in the Trust (e.g., participate in the appointment or revocation of one or more investment managers).

           (c) All discretion conferred upon the Committee shall be absolute, but no discretionary power conferred on the Committee or in the Trustee or retained by the Company shall be exercised in such a manner as to cause or create discrimination in favor of employees who are officers or shareholders of the Company or highly compensated employees or persons whose principal duties consist of supervising the work of other employees.

           (d) The members of the Committee, the Company, and its officers and directors shall be entitled to rely conclusively upon all tables, valuations, certificates and reports furnished by any actuary or accountant employed by the Committee and upon all opinions of counsel or other experts and they and each of them shall be fully protected as to any action taken or suffered by them in good faith in reliance upon any such tables, valuations, certificates, reports or opinions, and all action so taken and suffered by any of them shall be conclusive upon any persons having or claiming any interests under the Plan.

           (e) Any action taken in good faith by the Committee in exercise of authority conferred upon it by this Plan shall be conclusive and binding upon Participants and their Beneficiaries.

           (f) All written instruments and notices required hereunder to be filed with the Committee shall be sufficiently filed upon delivery thereof to its secretary. Two members of the Committee, one a Union representative and one a Company representative, may sign any document on behalf of the Committee. Third persons, including the Trustee, dealing with the Committee may conclusively rely on any such document signed by such two Committee members.

15.03 Expenses.03    Expenses.  Expenses incurred in
      administering the Plan will be paid by the Company if not paid from the Trust. If expenses are initially paid by the Company, the Company may be reimbursed from the Trust.
      Committee members will receive no compensation for administering the Plan.

                         ARTICLE XVIXVI

                        PLAN AMENDMENTS

16.01 Power.01  Power.  Subject to the limitation set forth in
      Section 16.03 hereof, this Plan may be amended at any time and from time to time in whole or in part by the Board of Directors of the Company. Additionally, the Board of Directors may delegate authority to amend the Plan to the President of the Company together with any other officer of the Company, for the sole purpose of amending the Plan to ensure that it qualifies under applicable revenue laws. Any amendment to this Plan adopted by these corporate officers shall be adopted in writing, executed by all officers to whom the authority to amend has been delegated. No amendment shall permit any part of the Trust Fund to revert to or be recoverable by the Company or to be used for or diverted to any purpose other than to provide benefits for Participants, joint annuitants and beneficiaries under the Plan and to defray the expense of administration of the Plan.

16.02 Limits.02 Limits. No amendment to the Plan (including a change in the Actuarial Equivalence for determining optional retirement benefits) shall be adopted to the extent that it has the effect of decreasing a Participant's accrued benefit. Notwithstanding the preceding sentence, a Participant's accrued benefit may be reduced to the extent permitted under Section 412(i)(8) of the Code. For purposes of this paragraph, a plan amendment which has the effect of: (i) eliminating or reducing an early retirement benefit or a retirement-type subsidy; or (ii) eliminating an optional form of benefit, with respect to benefits attributable to service before the amendment shall be treated as reducing accrued benefits. In the case of a retirement-type subsidy, the preceding sentence shall apply only with respect to a Participant who satisfies (either before or after the amendment) the preamendment conditions for the subsidy. In general, a retirement-type subsidy is a subsidy that continues after retirement, but does not include a disability benefit, a medical benefit, a social security supplement, a death benefit (including life insurance) or a facility shutdown benefit (that does not continue after retirement age).

16.03 Limitation on Amendment or Termination of Plan.03 Limitation on Amendment or Termination of Plan. For the term of the Agreement between the Company and the Union, of which this Plan becomes a part by incorporation, but without commitment or liability thereafter, the Company agrees not to exercise its rights to amend or terminate the Plan for any reason other than those particularly specified in this Plan or in said Agreement.

                        ARTICLE XVII

                  DISCONTINUANCE AND TRANSFERS

17.01 Power.01  Power.  Subject to the limitations set forth in
      Section 16.03, the Company is under no obligation or liability to continue its contributions to, or to maintain the Plan for, any given length of time. The Company may, in its sole discretion, with respect to its Eligible Employees, discontinue contributions or terminate the Plan, in whole or in part, at any time without any liability whatsoever for such discontinuance or termination.

17.02 Effect of Discontinuance.02   Effect of Discontinuance.  If
      the Company decides to discontinue contributions to the Plan, the duties of the Committee and the Trustee under the Plan will continue as before, and the provisions of the Plan (other than provisions for contributions and benefit accruals) will remain in force.

17.03 Effect of Termination.03 Effect of Termination. In the event of a termination or a partial termination of the Plan, the accrued benefits of all directly affected Participants will become vested, and the assets of the Plan will be allocated in accordance with Section 4044 of ERISA. In the event of a Plan termination, any residual assets of the Plan will be distributed to the Company, provided that all liabilities of the Plan to Participants and their Beneficiaries have been satisfied, and the distribution does not contravene applicable law.

17.04 Determination of Partial Termination.04 Determination of Partial Termination. For purposes of determining whether a partial termination has occurred, all Employees will be deemed employed by the same employer. A partial termination of the Plan will not be deemed to occur solely by reason of the sale or transfer of all or substantially all of the assets of the Company, but will be deemed to occur only if there is a determination, either made or agreed to by the Committee, or made by the Internal Revenue Service and upheld by a decision of a court of last resort, that a particular event or transaction (including the sale or transfer of all or substantially all of the assets of the Company) constitutes a partial termination within the meaning of Code Section 411(d)(3)(A).

17.05 Mergers and Transfers.05 Mergers and Transfers.

           (a) This Plan may be merged or consolidated with another tax-qualified retirement Plan, and assets and liabilities may be transferred from this Plan to any other retirement plan qualified under Section 401 of the Code if each Participant is entitled to receive from the recipient plan, a benefit immediately after the merger, consolidation or transfer (if such plan were then terminated) that is equal to or greater than the benefit the Participant would have been entitled to receive under the transferring plan if the transferring plan had been terminated immediately before the merger, consolidation or transfer. If assets are transferred from this Plan, the Committee will satisfy the distribution requirements of Proposed Regulation 1.401(a)(9)-G-3.

           (b)  In the event of termination or partial
           termination of the Plan, a Participant or Former Participant shall have no recourse towards satisfaction of his nonforfeitable benefits against the Company and instead may recover only from Plan Assets and the Pension Benefit Guaranty Corporation.

                       ARTICLE XVIII

         MERGER OF THE PLAN WITH CAMPBELL WATER COMPANY
                        RETIREMENT PLAN

18.01 Merger of Plans.01 Merger of Plans. The Retirement Plan for the employees of the Campbell Water Company (hereinafter referred to as the "Campbell Water Plan") has been merged with the Plan as of July 1, 1981, and the terms of the Plan shall govern on and after that date for all purposes except as otherwise indicated in this Article XVIII.

18.02 Service with Campbell Water Company.02  Service with
      Campbell Water Company. For all purposes under the Plan, previous service with the Campbell Water Company shall be treated as service with the Company.

18.03 Benefits of Former Participants of Campbell Water Plan.03 Benefits of Former Participants of Campbell Water Plan. A person who was a Participant of the Campbell Water Plan with vested benefits under the Campbell Water Plan on May 9, 1980 shall become a Participant of the Plan as of that date, PROVIDED, HOWEVER, that such Participant's pension benefits for his employment prior to, on and after that date shall be determined in accordance with the accrual, vesting and other provisions contained in Sections 5, 6 and 7 of the Campbell Water Plan (with service including both service with the Campbell Water Company and service with the Company) and not in accordance with Articles IV, VI, VII and IX of the Plan, PROVIDED FURTHER, HOWEVER, that such Participant's pension benefits on a late or postponed retirement date shall not exceed the Participant's pension benefits on his normal retirement date. A person who was a Participant of the Campbell Water Plan with no vested benefits-under the Campbell Water Plan on May 9, 1980 shall become a Participant of the Plan as of that date and his pension benefits shall be determined in accordance with the provisions of the Plan and not in accordance with the provisions of the Campbell Water Plan.

                         ARTICLE XIX

                     TOP-HEAVY PROVISIONS

This Article outlines certain Code Section 416 top-heavy provisions. In the unlikely event that the Plan were to become
Top-Heavy, certain Employees would receive vesting credit and special minimum allocations as described in the last sections of this Article.

19.01 Definitions.01 Definitions. In this Article, the following terms have the meaning indicated:

           (a) Determination Date shall mean, for any Plan Year, the last day of the preceding Plan Year.

           (b) Key Employee with respect to a particular Affiliated Company for a particular Plan Year, a Participant or former Participant (or the Beneficiary of a deceased Participant) who, at any time during the Plan Year containing the Determination Date for the Plan Year in question or any of the four immediately preceding Plan Years, was:

                     (1)  An officer of such Affiliated Company
                having aggregate annual Remuneration from all such entities for a Plan Year greater than fifty percent (50%) of the maximum dollar limitation in effect under Code Section 415(b)(1)(A) for the calendar year in which such Plan Year ended;

                     (2)  One of the ten employees of such
                Affiliated Company owning the largest interests in value of any such entity, provided that:
                (i) such employee owns more than a one-half percent (r%) interest in such entity; and
                (ii) such employee's aggregate annual
                Remuneration from all such entities exceeds the maximum dollar limitation under Section 415(c)(1)(A) of the Code;

                     (3)  A Five-Percent Owner of such Affiliated
                Company; or

                     (4)  A One-Percent Owner of such Affiliated
                Company whose aggregate annual Remuneration from all such entities exceeds $150,000.

      The determination of Key Employee status shall be made pursuant to the following:

                     (I)  For purposes of determining ownership
                in any entity under this subsection, the attribution principles of Section 318 of the Code shall apply by substituting "5%" for "50%" in
                Section 318(a)(2)(C).

                     (II) For purposes of item (I) above, the
                individuals actually considered as Key Employees with respect to a Affiliated Company by virtue of being officers: (i) shall not in number exceed the lesser of fifty (50) or that number not in excess of the greater of three (3) officers or ten percent (10%) of the total number of employees of the Affiliated Company; and
                (ii) shall be those individuals belonging to the group of all Participants determined to be officers for the Plan Year containing the Determination Date or any of the preceding four
                (4) Plan Years, who received the highest annual Remuneration from such entities for any Plan Year during such five (5) year period.
                Notwithstanding the preceding sentence, no entity other than a corporation shall be deemed to have officers for purposes of clause (1) for any Plan Year beginning before March 1, 1985.

                     (III)     For purposes of item (II) above,
                should two employees own the same percentage interest in an entity, then the employee having the greater annual Remuneration shall be deemed to own the larger percentage interest.

           (c) Top-Heavy Ratio of a plan or group of plans with respect to a particular Affiliated Company shall be a fraction, the numerator of which is the sum of: (i) the present value of all cumulative accrued benefits for all Key Employees under this Plan and under each other defined benefit plan included in the determination; and (ii) the account balances for all Key Employees under each defined contribution plan (including any simplified employee pension plan) included in the determination, and the denominator of which is the sum of: (A) the present value of the cumulative accrued benefits for all Participants under this Plan and each other defined benefit plan included in the determination; and (B) the account balances for all Participants under each defined contribution plan (including any simplified employee pension plan) included in the determination, disregarding any accrued benefits or account balances not provided with respect to an Employee of such Affiliated Company.

                In determining the Top-Heavy Ratio with respect to a particular Affiliated Company, the following rules apply:

                     (1)  In determining the accrued benefits and
                account balances of a Participant employed by a particular Affiliated Company, benefits attributable to service with an entity other than such Affiliated Company (including service with a predecessor employer) shall be excluded.

                     (2)  Present value of accrued benefits shall
                be calculated in accordance with the provisions of the Plan (or such other defined benefit plan to which such benefits pertain). If an aggregation group includes two or more defined benefit plans, the same actuarial assumptions must be used with respect to all such plans. The value of account balances shall be determined as of the most recent valuation date that falls within or ends with the 12-month period ending on the Determination Date. Amounts attributable to Company contributions and employee contributions (other than deductible contributions) shall be taken into account. In the event that two or more plans with different plan years are included in the determination, accrued benefits under such plans shall be aggregated as of the Determination Dates for such plans that fall within the same calendar year. Account balances and accrued benefits so determined shall be adjusted for the amount of any contributions: (i) made after the date of such valuation but on or before the Determination Date; or (ii) due but unpaid as of the Determination Date, and, except as otherwise provided in paragraphs (3) or (4) below, shall include any amount distributed during the 5-year period ending on the Determination Date. The present value of accrued benefits will be determined by using the mortality table based on the table described in Section 807(d)(5) of the Code that is used to determine reserves for group annuity contracts issued on the date as of which present value is being determined (without regard to any other subparagraph of Section 807(d)(5) of the Code), and a 5% interest rate.

                     (3)  The accrued benefit of any Participant
                in a defined benefit plan with respect to the Plan Year in question, will be treated as accruing at the slowest rate of accrual permitted under the fractional rule of section 411(b)(1)(C) of the Code.

                     (4)  With respect to a transfer from one
                qualified plan to another (by rollover or plan-to-plan transfer) which is: (i) incident to a merger or consolidation of two or more plans or a division of a single plan into two or more plans;
                (ii) made between two plans maintained by the same employer or by employers required to be aggregated under Section 414(b), (c), or (m) of the Code; or (iii) otherwise not initiated by the employee, a Participant's accrued benefit or account balance under a plan shall include any amount attributable to any such transfer received or accepted by such plan on or before the Determination Date but shall not include any amount transferred by such plan to any other plan in such a transfer on or before the Determination Date. With respect to any rollover or plan-to-plan transfer not described in the preceding sentence, a Participant's accrued benefit or account balance under a plan shall include: (A) any amount distributed or transferred by such plan, unless the distributed or transferred amount is excludable under paragraph (2); and (B) any amount attributable to assets received in any such transfer accepted prior to January 1, 1984, but such accrued benefit or account balance shall not include any amount attributable to assets received by such plan in any such transfer accepted after December 31, 1983.

                     (5)  No accrued benefit or account balance
                for any Participant shall be taken into account with respect to: (i) a Participant who is not a Key Employee with respect to the Plan Year in question, but who was a Key Employee with respect to a prior Plan Year; or (ii) for Plan Years commencing after December 31, 1984, an Employee who has not performed services for the Affiliated Company within the five (5)-year period ending with the Determination Date.

                     (6)  Account shall be taken of any accrued
                benefit or account balance payable to a
                beneficiary (or group of beneficiaries) after the death of a Participant by disregarding the death of such Participant.

           (d) Required Aggregation Group means a group of two or more plans consisting of: (i) a qualified plan of an Affiliated Company (including a simplified employee pension plan) in which at least one Key Employee participates (or has participated in the five (5)-year period ending with the Determination Date); and (ii) any other qualified plan or plans which enable the plan described in (i) to meet the requirements of Sections 401(a)(4) and 410 of the Code.

           (e) Permissive Aggregation Group means a group of plans consisting of: (i) one or more qualified plans of a Affiliated Company in which at least one Key Employee participates (or has participated in the five
           (5)-year period ending with the Determination Date) or one or more Required Aggregation Groups of plans; and
           (ii) any other qualified plan or plans of the Affiliated Company which, when considered as a group with the plan or plans specified in (i), would continue to satisfy the requirements of Sections 401(a)(4) and 410 of the Code.

19.02 Top-Heavy Status.02 Top-Heavy Status.

           (a) Subject to subsection (b), with respect to a particular Affiliated Company, this Plan shall be considered "Top-Heavy" with respect to any Plan Year if, as of the Determination Date for such Plan Year, either:

                     (1)  The Top-Heavy Ratio for the Affiliated
                Company's portion of this Plan exceeds sixty percent (60%) and the Affiliated Company's portion of this Plan is not part of any Required Aggregation Group; or

                     (2)  The Affiliated Company's portion of
                this Plan is part of a Required Aggregation Group of plans and the Top-Heavy Ratio for the Required Aggregation Group exceeds sixty percent (60%).

           (b) Notwithstanding subsection (a), if the Affiliated Company's portion of this Plan is part of one or more Permissive Aggregation Groups of plans for which the Top-Heavy Ratio does not exceed sixty percent (60%), this Plan shall not be Top-Heavy with respect to such Affiliated Company.

19.03 Minimum Allocation.03    Minimum Allocation.

           (a) For any Plan Year in which this Plan is Top-Heavy, a minimum, non-integrated, vested benefit must be provided (i) under a defined benefit plan maintained by an Affiliated Company, to each Non-Key Employee who has completed 1,000 Hours of Service in the Plan Year or (ii) under a defined contribution plan maintained by an Affiliated Company, to the account of each Non-Key Employee (except those who are separated from service with all Affiliated Companies at the end of the Plan Year).

           (b)  Minimum benefits for a Non-Key Employee's Year of
           Service in a defined benefit plan will be no less than 2% of the Employee's average high 5 consecutive years of Remuneration.

           (c) Minimum benefits for a Non-Key Employee in a defined contribution plan will be no less than the lesser of 3% of Remuneration or the highest rate of contribution applicable to any Key Employee.

           (d) If both a defined contribution and a defined benefit plan have been or are being maintained by Affiliated Companies, and both plans are Top-Heavy, a minimum benefit of 5% of Remuneration will be provided for each Non-Key Employee participating in both plans.

           (e) Solely for the purposes of this section, years of service shall not include a particular year of service if: (i) the Plan was not Top-Heavy with respect to such Affiliated Company for any Plan Year ending during such year of service; or (ii) such year of service was completed in a Plan Year beginning before January 1, 1984.

           (f) Solely for the purposes of this section, the Participant's average Remuneration from an Affiliated Company shall be computed for the testing period consisting of the period of consecutive years (not exceeding five (5)) during which the Participant had the greatest aggregate such Remuneration, except that the following years shall not be taken into account:

                     (1)  Any year ending in a Plan Year
                beginning before January 1, 1984;

                     (2)  Any year beginning after the close of
                the last year in which the Plan was Top-Heavy with respect to such Affiliated Company; and

                     (3)  Any year for which the Participant did
                not earn a year of service (determined without regard to subsection (a) of this section) with such Affiliated Company.

19.04 Vesting.04     Vesting.  Subject to the Plan's general
      rules regarding changes in vesting schedules, the following Top-Heavy vesting rules apply. If the Plan is Top-Heavy for any Plan Year, then the otherwise applicable Plan vesting schedule will be replaced, for that Plan Year, by the following:

         If Years of Service         Percentage of
           Equal or Exceed           Account Vested

                   2                       20%
                   3                       40%
                   4                       60%
                   5                       80%
                   6                      100%

      This revised vesting schedule will not apply to any Employee who does not render an Hour of Service after the Plan becomes Top-Heavy or to any amounts forfeited before the Plan becomes Top-Heavy. If, following a Plan Year in which this revised vesting schedule is applicable, the Plan ceases to be Top-Heavy, the Plan's normal vesting schedule will again be applicable, and the provisions in Section
      6.03 regarding amendments to the vesting schedule will apply.

19.05 Super Top-Heavy Adjustment.05 Super Top-Heavy Adjustment. Notwithstanding Section 12.09, if this Plan would not be deemed to be top-heavy if "ninety percent (90%)" were substituted for "sixty percent (60%)" each place it appears in Section 19.02, and if an Affiliated Company provides benefits and or contributions to the accounts of non-key employees who participate in defined benefit and or defined contribution plans maintained by an Affiliated Company, in amounts at least as equal to that which would be required under Section 19.03 after substituting 4% for 3% in Section 19.03(b) and substituting 3% for 2% in Section 19.03(c), then the reduction in the defined benefit fraction and the defined contribution fraction as set forth in Section 12.09, shall not be made.

                          ARTICLE XX

                         MISCELLANEOUS

20.01 Rights.01 Rights. Participation in this Plan does not give to any Employee the right to be retained in the employ of an Affiliated Company, nor any right or interest in this Plan other than as provided in this Plan document.

      The rights and benefits of a Participant who ceased to be an Employee on or prior to December 31, 1992 shall be determined in accordance with the provisions of the Plan in effect on the date on which the Participant ceased to be an Employee, and any of the provisions of this Plan that are specifically made effective to such date.

20.02 Construction.02     Construction.  The Plan is to be con
      strued, administered and governed in accordance with ERISA and other pertinent federal laws and in accordance with the laws of the State of California to the extent not preempted by ERISA. If any provision is susceptible to more than one interpretation, such interpretation shall be given that is consistent with the intent that this Plan and the Trust be exempt from federal income tax under Code Sections 401(a) and 501(a), respectively. The headings and subheadings of this Plan are inserted for convenience and are not to be considered in the construction of this Plan.

20.03 Severability.03     Severability.  If any provision of this
      Plan is held by a court of competent jurisdiction to be invalid or unenforceable, the remaining provisions of the Plan will continue to be fully effective.

20.04 No Guarantee Against Loss.04  No Guarantee Against Loss.
      Except as provided by law, neither the Company, the Committee nor the Trustee guaranteed the Trust against loss or depreciation or guarantees that benefits as herein provided will be paid.

                         ARTICLE XXI

                           EXECUTION

      IN WITNESS WHEREOF, the Company has caused this amended and restated Plan to be duly executed on the ____ day of __________________, 1993

                                    SAN JOSE WATER COMPANY

                                    By____________________
                                              President

                          SCHEDULE A

                     ACTUARIAL EQUIVALENCE

                              Optional Benefit Amount
                              as a Percentage of the
Benefit Form                  Normal Form of Pension

(i)   Straight Life Annuity               100%

(ii)  Qualified Joint &                   90%
Survivor

(iii) Ten Year Certain & Life             95%

(iv)  Single Sum Cash        This value will be determined on the basis of
      Payment                the 1984 Unisex Mortality Table and the
         ($3,500 or Less)    interest rates prescribed by the PBGC for plan
                             terminations as of the date of distribution.

If under (ii) above the spouse is more than 10 years younger than the Participant, the factors will be reduced as follows:

      For Each Full Year in Excess of 10,
      Subtract                                   .8%

      But the Minimum Factor is                  70%


If the spouse is more than 10 years older than the Participant, the factors shall be increased as follows:

      For Each Full Year in Excess of 10, ADD    .8%

      But the Minimum Factor is                  98%

Other Benefit Forms

      Effective January 1, 1995, in all other circumstances Actuarial Equivalence means a form of benefit differing in time or manner of payment from a specific benefit provided under the Plan, but having the same present value, when computed using the mortality table based on the table described in Section 807(d)(5) of the Code that is used to determine reserves for group annuity contracts issued on the date as of which present value is being determined (without regard to any other subparagraph of Section 807(d)(5) of the Code) and the "applicable interest rate" (as defined in Section 417(e)(3) of the Code), rounded to the nearest one-half percent, in effect two months prior to payment.