Form 10-Q
period 1997-03-31
SJW CORP
filed 1997-05-13
CIK 766829

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended        March 31, 1997

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

Yes  x   No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of May 1, 1997 and as of the date of this report are 3,170,347.


                      PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (UNAUDITED)
                 (In thousands, except per share amounts)

                               THREE MONTHS ENDED
                                    MARCH 31
                                1997       1996
                               ------------------

Operating revenue          $   20,787     18,445

Operating expense:
  Operation:
    Purchased water             5,512      2,658
    Power                         315        735
    Pump taxes                  1,100      2,803
    Other                       4,355      4,069
  Maintenance                   1,966      1,638
  Property and other
    nonincome taxes               814        778
  Depreciation                  2,194      2,133
  Income taxes                  1,392      1,043
                               ------------------
Total Operating Expenses       17,648     15,857
                               ------------------
  Operating income              3,139      2,588

Other income                      187        218
Dividend income                   290        286
Interest and other charges    (1,610)    (1,612)
                                 ----------------
  Net income               $    2,006      1,480
                                =================
Earnings per share of
  common stock             $     0.63       0.46
                                 ================
Dividends per share
  of common stock          $     0.57      0.555
                                 ================
Weighted average
outstanding common shares   3,170,347  3,247,146
                             ====================
                        SJW CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
                              (In thousands)
                                           MARCH 31     DECEMBER 31
                                            1997           1996
                         ASSETS            ------------------------
Utility plant                              $346,431         342,368
Less accumulated depreciation               109,724         107,584
                                           ------------------------
     Net utility plant                      236,707         234,784
Nonutility property                           7,257           7,287
Current assets:
  Cash and equivalents                       13,113          11,904
  Accounts receivable and accrued revenue     8,727           7,747
  Prepaid expenses and other                  1,022           1,219
                                             ----------------------
                                             22,862          20,870
Other assets:
  Investment in California Water Service Co. 21,449          23,099
  Debt issuance and reacquisition costs       4,104           4,143
  Regulatory asset                            3,707           3,711
  Goodwill                                    2,149           2,170
  Other                                         535             472
                                             -----------------------
  Total other assets                         31,944          33,595
                                            ------------------------
                                           $298,770         296,536
                                           =========================
                      CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                             $  9,907           9,907
  Additional paid-in capital                 19,235          19,235
  Retained earnings                          88,165          87,966
  Unrealized gain (loss) on investment        1,947           2,920
                                              ----------------------
    Total common shareholders' equity       119,254         120,028
Long-term debt, less current maturities      75,000          75,000
                                            ------------------------
    Total capitalization                    194,254         195,028
Current liabilities:
  Current maturities of long-term debt        1,500           1,500
  Accounts payable                              520             315
  Accrued interest                            1,676           2,665
  Accrued pump taxes and purchased water      2,805           1,992
  Income and nonincome taxes payable          1,671             196
  Other current liabilities                   2,281           2,286
                                             -----------------------
    Total current liabilities                10,453           8,954
Deferred income taxes and tax credits        18,051          18,417
Other noncurrent liabilities                  3,064           2,961
Advances for and contributions in aid
  of construction                            72,948          71,176
                                           -------------------------
                                           $298,770         296,536
                                           =========================
                        SJW CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                              (In thousands)
                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                    1997      1996
Operating activities:                             ----------------
  Net income                                     $ 2,006     1,480
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                   2,194     2,133
    Deferred income taxes and credits              (366)       153
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue      (980)     1,191
      Prepaid expenses and other                     197       267
      Accounts payable and other
        current liabilities                          200     (154)
      Accrued pump taxes and purchased water         813     (917)
      Income and nonincome taxes payable           1,475     1,146
      Accrued interest                             (989)     (437)
      Other changes, net                             859      (90)
                                                   ----------------
Net cash provided by operating activities          5,409     4,772
                                                   ----------------
Investing activities:
  Additions to utility plant                     (4,334)   (3,120)
  Additions to nonutility property                     0       (3)
  Cost to retire utility plant                      (61)      (20)
  (Purchase) sale of temporary investments             0   (3,099)
                                                   ----------------
Net cash used in investing activities            (4,395)   (6,242)
                                                   ----------------
Financing activities:
  Dividends paid                                 (1,807)   (1,802)
  Advances and contributions in aid of
    construction                                   2,208     1,190
  Refunds of advances                              (206)     (211)
                                                   ----------------
Net cash provided by (used in) financing activities  195     (823)
                                                   ----------------
Net change in cash and equivalents                 1,209   (2,293)
                                                   ----------------
Cash and equivalents, beginning of period         11,904     7,414
                                                   ----------------
Cash and equivalents, end of period              $13,113     5,121
                                                ===================
Supplemental disclosures of cash flow information:
  Cash paid (credited) during period for:
    Interest                                     $ 2,500     1,963
    Income taxes                                 $     0       166

                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1997

     NOTE I - General

       In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

       The Notes to Consolidated Financial Statements incorporated by reference in SJW Corp.'s 1996 Annual
       Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        On June 1, 1997, San Jose Water Company will redeem at maturity its 6.5% Series P first mortgage bonds in the amount of $1,500,000. Upon redemption of series P first mortgage bonds, San Jose Water Company will have retired all remaining first mortgage bonds. San Jose Water Company intends to satisfy all foreseeable future long-term financing needs with senior notes.

        San Jose Water Company has a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. At March 31, 1997, San Jose Water Company had available an unused short-term bank line of credit of $20,000,000.

        San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities in order to comply with environmental regulations. Net capital expenditures for 1997 are estimated at $18,000,000. For the five year period from 1997 to 2001, San Jose Water Company's net capital expenditures are estimated to aggregate $100,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

        General:

        SJW Corp. is a holding company created in 1985 through an agreement of merger with San Jose Water Company. SJW
        Corp. has operational and financial flexibility and can engage in nonutility activities.

        San Jose Water Company is a public utility in the business of providing water service to approximately
        944,000 people in the metropolitan San Jose area.

        SJW Land Company, a wholly-owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Company's headquarters and the San Jose Arena.

        SJW Corp. also owns 549,976 shares of California Water
        Service Company acquired through the liquidation of W.P.
        Shell Corporation, formerly a 100% owned subsidiary of SJW Corp.

        Results of Operations:

        Overview

        SJW Corp.'s consolidated net income for the first quarter of 1997 was $2,006,000, an increase of 36% from $1,480,000 in the first quarter of 1996. The increase in consolidated net income is due primarily to increased water consumption.

        Operating Revenue

        The change in consolidated operating revenue from the same period in 1996 is due to the following factors:

                                         Three months ended
        Operating revenue         March 31, 1997  vs. 1996
                                       -----------------------
                                           Increase/(decrease)
        ____________________________________________________
        Utility:
          Consumption           $ 1,636,000             8.9%
          New customers              76,000             0.4
          New rates                 497,000             2.7
        Real estate                 133,000             0.7
                                   $ 2,342,000            12.7%
                                ===========            =====
        Operating expense

        The change in consolidated operating expense, excluding income taxes, from the same period in 1996 is due to the following:
                                 Three months ended March 31,
        Operating Expense             1997 vs. 1996
                                           Increase/(decrease)

        Operation and maintenance $ 1,345,000           9.1%
        Depreciation                   61,000           0.4
        General taxes                  36,000           0.2
                                  $ 1,442,000           9.7%
                                  ===========          ====


        The increase in operation and maintenance expense is due primarily to increased water production costs resulting from the increase in customer water consumption. The higher water production costs are, however, partially offset by the greater surface water supplies available and the reduced per unit purchased water and purchased power cost.

        Income tax expense increased $349,000, or 34%, in comparison to the first quarter of 1996.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and is not indicative of the results for the calendar year. Average usage per metered customer in the first quarter of 1997 increased 11% from the first quarter of 1996.

        Water Supply

        On May 5, 1997, Santa Clara Valley Water District's 10 storage reservoirs were 84% full with 143,000 acre feet of water, which is above average for the past 20 years. The heavy rainfall in the winter of 1997 maintained an above average surface water supply to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

        Regulatory Affairs

        The Public Utilities Commission of California rendered a rate decision on July 17, 1996, approving an average annual rate increase of 1.25% through 1999 for San Jose Water Company. These rate increases are based on rates of return on ratebase of 9.28% and 9.25% for the years 1996 and 1997, respectively, reflecting a return on common equity of 10.2%. The increases for 1998 and 1999 are to offset operational and financial attrition. Included in the rate increase is recovery of the voluntary conservation memorandum account for the period of March 1993 to February 1994 when San Jose Water Company experienced residual voluntary water conservation from an earlier water use restriction.

        On January 9, 1997, San Jose Water Company was approved for a step rate increase in the amount of $1,212,000 or 1%.

                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS


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

        On June 27, 1995, the City of San Jose passed an ordinance imposing a franchise fee on the gross annual receipts arising from the use, operation, or possession of a "Potable Water Franchise." This ordinance became effective on July 28, 1995. San Jose Water Company maintains that it has a "constitutional franchise" dating from at least 1891, and that the City of San Jose cannot legally impose any new franchise or new franchise fees on San Jose Water Company's operations. San Jose Water Company filed suit to challenge this new city ordinance.

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

        In March, 1997, a judgment in favor of San Jose Water Company was rendered. It is unknown whether the City will appeal the decision. San Jose Water Company does not believe, based upon all available information, that the passage of the ordiance will have a material effect on its financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        At the 1997 Annual Meeting of Shareholders of the company held on April 17, 1997, nine directors were re-elected to the Board of Directors and the appointment of KPMG Peat Marwick, LLP as independent auditors for 1997 was ratified by the following votes:
        Name of Director           Votes for   Votes against
        _______________________________________________________
        Mark L. Cali               2,904,894   10,083
        J. Philip DiNapoli         2,825,070   89,907
        Drew Gibson                2,905,867    9,110
        Ronald R. James            2,904,433   10,544
        George Moss                2,905,313    9,664
        Roscoe Moss, Jr.           2,905,213    9,764
        W. Richard Roth            2,906,299    8,678
        Charles J. Toeniskoetter   2,905,767    9,210
        J.W. Weinhardt             2,905,999    8,978

        Ratification of appointment of independent auditors for 1997:

         Votes for               Votes against         Votes
        Appointment              Appointment         Abstaining
        ____________________________________________________
         2,763,950                    137,001        14,026

Item 5. OTHER INFORMATION

        On April 17, 1997, the Board of Directors declared the regular quarterly dividend of $.57 per common share. The dividend will be paid June 1, 1997 to shareholders of record as of the close of business on May 1, 1997.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 1997.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1997.
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.


Date: May 13, 1997                        By   /s/
                                           _______________________
                                         ANGELA YIP
                                         Chief Financial Officer