Form 10-Q
period 1997-06-30
SJW CORP
filed 1997-08-11
CIK 766829

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended        June 30, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of July 1, 1997 and as of the date of this report are 3,170,347.


                 PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                        SJW CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)
                (In thousands, except per share amounts)

                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                      JUNE 30               JUNE 30
                                  1997       1996       1997       1996
                             ------------------------------------------
Operating revenue            $  31,554     28,005     52,341     46,450

Operating expense:
  Operation:
    Purchased water              7,663      6,109     13,175      8,767
    Power                        1,167      1,144      1,482      1,878
    Pump taxes                   3,996      4,063      5,096      6,866
    Other                        4,330      4,374      8,685      8,444
  Maintenance                    1,608      1,740      3,574      3,378
  Property and other
   nonincome taxes                 851        780      1,665      1,558
  Depreciation                   2,195      2,133      4,389      4,266
  Income taxes                   3,571      2,648      4,963      3,691
Total Operating Expenses        25,381     22,991     43,029     38,848
Operating income                 6,173      5,014      9,312      7,602

Other income                       212        224        399        442
Dividend income                    290        286        580        572
Interest and other charges      (1,551)    (1,595)    (3,161)    (3,207)
Net income                     $ 5,124      3,929      7,130      5,409
Earnings per share of
  common stock                 $  1.62       1.21       2.25       1.67
Dividends per share
  of common stock                $0.57      0.555       1.14       1.11
Weighted average
  outstanding common shares  3,170,347  3,244,547  3,170,347  3,245,847
                             =========  =========  =========  =========

                   SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                         (In thousands)
                                          JUNE 30    DECEMBER 31
                                             1997           1996
                    ASSETS               ----------  -----------
Utility plant                            $  351,490      342,368
Less accumulated depreciation               111,537      107,584
  Net utility plant                         239,953      234,784
Nonutility property                           7,305        7,287
Current assets:
  Cash and equivalents                       13,798       11,904
  Accounts receivable and accrued revenue    12,419        7,747
  Prepaid expenses and other                  1,707        1,219
  Total current assets                       27,924       20,870

Other assets:
  Investment in California Water Service Co. 24,336       23,099
  Debt issuance and reacquisition costs       4,065        4,143
  Regulatory asset                            3,711        3,711
  Goodwill                                    2,128        2,170
  Other                                         532          472
Total other assets                           34,772       33,595
                                            309,954      296,536
                                            =======      =======

                 CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock                           $    9,907         9,907
  Additional paid-in capital                 19,235        19,235
  Retained earnings                          91,482        87,966
  Unrealized gain (loss) on investment        3,650         2,920
Total common shareholders' equity           124,274       120,028
Long-term debt, less current maturities      75,000        75,000
Total capitalization                        199,274       195,028
Current liabilities:
  Current maturities of long-term debt            -         1,500
  Accounts payable                              814           315
  Accrued interest                            2,657         2,665
  Accrued pump taxes and purchased water      4,107         1,992
  Income and nonincome taxes payable          3,478           196
  Other current liabilities                   3,358         2,286
Total current liabilities                    14,414         8,954
Deferred income taxes and tax credits        19,573        18,417
Other noncurrent liabilities                  3,186         2,961
Advances for and contributions in aid
  of construction                            73,507        71,176
                                          $ 309,954       296,536
                                          =========       =======

                   SJW CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                         (In thousands)

                                                SIX MONTHS ENDED
                                                     JUNE 30
                                                  1997      1996
                                               -------    ------
Operating activities:
  Net income                                   $ 7,130     5,409
  Adjustments to reconcile net income to net
  Cash provided by operating activities:
    Depreciation                                 4,389     4,266
    Deferred income taxes and credits            1,156      (212)
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue   (4,672)   (3,657)
      Prepaid expenses and other                  (488)     (148)
      Accounts payable and other
        current liabilities                      1,571       152
      Accrued pump taxes and purchased water     2,115     1,951
      Income and nonincome taxes payable         3,282     3,070
      Accrued interest                              (8)      536
      Other changes, net                           (67)      218
Net cash provided by operating activities       14,408    11,585
Investing activities:
  Additions to utility plant                    (9,917)   (8,866)
  Additions to nonutility property                 (78)       (4)
  Cost to retire utility plant                    (196)     (101)
  Temporary investments                              0       984
Net cash used in investing activities          (10,191)   (7,987)
Financing activities:
  Dividends paid                                (3,614)   (3,602)
  Retirement of long-term debt                  (1,500)        0
  Advances and contributions in aid of
    construction                                 3,390     3,234
  Refunds of advances                             (599)     (583)
Net cash used in financing activities           (2,323)     (951)
Net change in cash and equivalents               1,894     2,647
Cash and equivalents, beginning of period       11,904     7,414
Cash and equivalents, end of period            $13,798    10,061
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                  $  3,021     2,517
    Income taxes                              $    910       998

                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1997

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        On June 1, 1997, San Jose Water Company redeemed at maturity Series P 6.5% First Mortgage Bonds in the amount of $1,500,000 plus accrued interest.

        San Jose Water Company has a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. On June 30, 1997, San Jose Water Company had an available unused short-term bank line of credit of $20,000,000.

        San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1997 are estimated at $18,002,000. For the five year period from 1997 to 2001, San Jose Water Company's net capital expenditures are estimated to aggregate $100,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

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

        Results of Operations:

        Overview

        SJW Corp.'s consolidated net income for the second quarter of 1997 was $5,124,000, an increase of 30% from $3,929,000 in the second quarter of 1996. The increase in consolidated net income was due primarily to increased customer usage and rate increases.

        Operating Revenue

        The change in consolidated operating revenue from the same period in 1996 was due to the following factors:

                               Three months ended      Six months ended
        Operating revenue      June 30, 1997 vs. 1996  June 30, 1997 vs.1996
                               Increase/(decrease)     Increase/(decrease)
        --------------------------------------------------------------------
        Utility:
          Consumption          $2,047,000    7.3%      $3,607,000    7.8%
          New rates             1,306,000    4.7        1,879,000    4.0
          New customers           144,000     .5          220,000     .5
        Parking                    52,000     .2          185,000     .4
                               ----------   -----      ----------   -----
                               $3,549,000   12.7%      $5,891,000   12.7%
                               ==========   =====      ==========   =====

        Operating expense

        The change in consolidated operating expense, excluding income taxes, from the same period in 1996 was due to the following:

                               Three months ended      Six months ended
        Operating Expense      June 30, 1997 vs. 1996  June 30, 1997 vs. 1996
                               Increase/(decrease)     Increase/(decrease)
        --------------------------------------------------------------------
        Operation and maintenance  $1,334,000  6.6%       $2,679,000  7.6%
        Depreciation                   62,000    .3          123,000   .4
        General Taxes                  71,000    .3          107,000   .3%
                                   ----------  ----       ----------  ----
                                   $1,467,000   7.2       $2,909,000  8.3%
                                   ==========   ===       ==========  ====

        The increase in operation and maintenance expense was primarily due to increased water production costs from higher water consumption.

        Income tax expense increased $923,000 which is 35% in comparison to the second quarter of 1996. Year-to-date income tax expense increased $1,272,000 over the same six month period of 1996.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediate preceding quarter would not be meaningful. Average usage per metered customer in the second quarter of 1997 increased 9% from the second quarter of 1996. Year-to-date average usage per metered customer increased 11% over 1996.

        Water Supply

        On August 5, 1997, Santa Clara Valley Water District's 10 reservoirs were 67% full with 113,576 acre feet of water in storage -- which is above average for the past 20 years. As of August 1, 1997, the water level in the Santa Clara groundwater basin exceeded the 30-year average. The heavy rainfall in January of 1997 provided above average surface water supplies to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

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

        On June 27, 1995, the City of San Jose passed an ordinance imposing a franchise fee on the gross annual receipts arising from the use, operation, or possession of a "Potable Water Franchise." This ordinance became effective on July 28, 1995. San Jose Water Company maintains that it has a "constitutional franchise" dating from at least 1891, and that the City of San Jose cannot legally impose any new franchise or new franchise fees on San Jose Water Company's operations. San Jose Water Company filed suit to challenge this new city ordinance. San Jose Water Company expects to be able to collect the franchise fee from its customers by surcharge in the event that its efforts to invalidate the ordinance are unsuccessful.

        In March, 1997, a judgment in favor of San Jose Water Company was rendered. The City has appealed the decision. San Jose Water Company does not believe, based upon all available information, that the passage of the ordinance will have a material effect on its financial position.

Item 5. OTHER INFORMATION

        On July 31, 1997, the Board of Directors declared the regular quarterly dividend of $.57 per common share. The dividend will be paid September 1, 1997 to shareholders of record as of the close of business on August 11, 1997.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 1997.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SJW Corp.


Date:   August 12, 1997            By    /s/
                                        Angela Yip
                                        Chief Financial Officer