Form 10-Q
period 1997-09-30
SJW CORP
filed 1997-11-13
CIK 766829

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended   September 30, 1997

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of November 12, 1997 and as of the date of this report are 3,170,347.


                    PART 1.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                      SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (UNAUDITED)
               (In thousands, except per share amounts)

                           THREE MONTHS ENDED       NINE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30
                           1997           1996      1997         1996

Operating revenue          $ 34,037     33,387      86,378     79,837

Operating expense:
  Operation:
    Purchased water           7,240      7,081      20,415     15,848
    Power                     1,657      1,695       3,140      3,573
    Pump taxes                6,002      5,470      11,097     12,336
    Other                     4,601      4,470      13,287     12,914
  Maintenance                 1,745      1,658       5,319      5,036
  Property and other
    nonincome taxes             810        800       2,475      2,358
  Depreciation                2,195      2,133       6,584      6,399
  Income taxes                3,588      3,654       8,551      7,345

Total operating expenses     27,838     26,961      70,868     65,809

Operating income              6,199      6,426      15,510     14,028
Gain on sale of non-utility
  property, net of tax            -      5,269           -      5,269

Other income                    225        212         624        654
Dividend income                 290        286         870        858
Interest and other charges  (1,560)    (1,614)      (4,720)    (4,821)

Net income                 $  5,154     10,579      12,284     15,988

Earnings per share of
  common stock             $   1.63       3.26        3.87       4.93
Dividends per share
  of common stock          $   0.57       .555        1.71      1.665
Weighted average out-
  standing common shares $3,170,347  3,244,547   3,170,347  3,245,413


                      SJW CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)
                            (In thousands)

                                        SEPTEMBER 30   DECEMBER 31
                                        1997           1996

               ASSETS
Utility plant                             $ 358,821       342,368
Less accumulated depreciation               113,588       107,584
     Net utility plant                      245,233       234,784
Nonutility property                           7,330         7,287
Current assets:
  Cash and equivalents                       15,673        11,904
  Accounts receivable and accrued revenue    12,445         7,747
  Prepaid expenses and other                  1,490         1,219
     Total current assets                    29,608        20,870

Other assets:
  Investment in California Water Service Co. 27,190        23,099
  Debt issuance and reacquisition costs       4,027         4,143
  Regulatory asset                            3,711         3,711
  Goodwill                                    2,106         2,170
  Other                                         531           472
  Total other assets                         37,565        33,595
                                           $319,736       296,536

                    CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                             $  9,907         9,907
  Additional paid-in capital                 19,235        19,235
  Retained earnings                          94,829        87,966
  Unrealized gain (loss) on investment        5,334         2,920
Total common shareholders' equity           129,305       120,028
Long-term debt, less current maturities      75,000        75,000
Total capitalization                        204,305       195,028
Current liabilities:
  Current maturities of long-term debt            -         1,500
  Accounts payable                              954           315
  Accrued interest                            1,644         2,665
  Accrued pump taxes and purchased water      4,012         1,992
  Income and nonincome taxes payable          3,223           196
  Other current liabilities                   3,664         2,286
Total current liabilities                    13,497         8,954
Deferred income taxes and tax credits        20,594        18,417
Other noncurrent liabilities                  3,376         2,961
Advances for and contributions in aid
  of construction                            77,964        71,176
                                           $319,736       296,536
                      SJW CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)
                            (In thousands)
                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                                  1997          1996
Operating activities:
  Net income                                      $12,284     15,988
  Adjustments to reconcile net income to net
  Cash provided by operating activities:
    Depreciation                                    6,584      6,399
    Deferred income taxes and credits               2,177        713
    Gain on sale of nonutility property                 -     (7,424)
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue      (4,698)    (3,629)
      Prepaid expenses and other                     (271)      (163)
      Accounts payable and other
        current liabilities                         2,017        830
      Accrued pump taxes and purchased water        2,020        132
      Income and nonincome taxes payable            3,027      4,447
      Accrued interest                             (1,021)      (473)
      Other changes, net                             (909)      (840)
Net cash provided by operating activities          21,210     15,980

Investing activities:
  Additions to utility plant                      (17,643)   (14,542)
  Additions to nonutility property                    (26)    (1,065)
  Cost to retire utility plant                       (329)      (184)
  Temporary investments                                 -        475
  Net cash proceeds from sale of
    non-utility property                                -      7,767
Net cash used in investing activities             (17,998)    (7,549)
Financing activities:
  Dividends paid                                   (5,421)    (5,403)
  Retirement of long-term debt                     (1,500)         0
  Advances and contributions in aid of
    construction                                    8,566      6,106
  Refunds of advances                              (1,088)    (1,015)
Net cash provided by (used in)
  financing activities                                557       (312)
Net change in cash and equivalents                  3,769      8,119
Cash and equivalents, beginning of period          11,904      7,414
Cash and equivalents, end of period              $ 15,673     15,533
Supplemental disclosures of cash flow information:
  Cash paid (credited) during period for:
    Interest                                     $  5,521      5,053
    Income taxes                                 $  5,503      5,843


                      SJW CORP. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997

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


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        On June 1, 1997, San Jose Water Company redeemed at maturity Series P 6.5% First Mortgage Bonds in the amount of $1,500,000 plus accrued interest.

        San Jose Water Company has a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate.
        At September 30, 1997, San Jose Water Company had available an unused short-term bank line of credit of $20,000,000.

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

        SJW Corp. owns 549,976 shares of California Water Service
        Company.

        Results of Operations:

        Overview

        SJW Corp.'s consolidated net income for the third quarter of 1997 was $5,154,000, a decrease of 51% from $10,579,000 in the third quarter of 1996. Included in third quarter 1996 results was a nonrecurring gain on sale of land of $5,269,000.

        Earnings for the nine months of 1997 were favorably impacted by an increase in customer consumption over the same period in 1996.

        Operating Revenue

        The change in consolidated operating revenue from the same period in 1996 was due to the following factors:

        Operating revenue      Three months     Nine Months
                             ended September 30, 1997 vs. 1996
                                    Increase/(decrease)

        Utility:
          Consumption          $ 9,000   0.0%  3,616,000   4.5%
          New customers        149,000   0.5     369,000   0.5
          Step rate increase   316,000   0.9   2,195,000   2.7
        Other                  176,000   0.5     361,000   0.5
                              $650,000   1.9%  6,541,000   8.2%


        Average usage per metered customer in the third quarter of 1997 was about the same as the third quarter of 1996. Year-to-date metered customer usage increased 11% over the same period in 1996.

        Operating expense

        The change in consolidated operating expense, excluding income taxes, from the same period in 1996 was due to the following:

        Operating expense   Three months        Nine Months
                                 ended September 30, 1997 vs. 1996
                                        Increase/(decrease)

        Operation and
           maintenance     $871,000    3.7%     3,551,000    6.1%
        General Taxes        62,000    0.3        185,000    0.3
        Depreciation         10,000    0.0        117,000    0.2
                           $943,000    4.0%     3,853,000    6.6%

        The higher operation and maintenance expense was attributable to increased water production cost due to higher water consumption. The increase in production cost was partially offset by lower purchased power cost and higher availability of non-contract water at reduced cost from the Santa Clara Valley Water District.

        Other

        Income taxes on operations and the effective income tax rate in the third quarter of 1997 was about the same as the third quarter of 1996. Year-to-date income taxes on operations increased $1,206,000, or 16%. The effective income tax rate on operations increased from 34.3% in 1996 to 35.5% in 1997 due to higher taxable income and graduated tax rate.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Results of the first nine months of 1997 may not be indicative of results for the full year.

        San Jose Water Company entered into a 25-year lease agreement to operate the City of Cupertino's municipal water system
        effective October 1, 1997.   The City of Cupertino's municipal
        water system has 4,200 service connections and is adjacent to the northern section of the San Jose Water Company's service area. San Jose Water Company paid a one-time concession fee of $6.8 million to the City of Cupertino, and will receive all payments for water service and assume responsibility for all maintenance, operating and capital costs.

        Water Supply

        On November 1, 1997, Santa Clara Valley Water District's 10 reservoirs were 47% full with 80,637 acre feet of water in storage -- which is average for the past 20 years. While at the same time, the water level in the Santa Clara ground water basin and the year to date rainfall approximated the 30-year average.

        Regulatory Affairs

        The Public Utilities Commission of California rendered a rate decision on July 17, 1996, approving .95%, 2.1%, 1.45% and 1.45% rate increases for 1996, 1997, 1998, and 1999, respectively, for San Jose Water Company. These rate increases are based on rates of return on rate base of 9.28% and 9.25% for the years 1996 and 1997, respectively, reflecting a return on common equity of 10.2%. The increases for 1998 and 1999 are to offset operational and financial attrition. Included in the rate increase is recovery of the voluntary conservation memorandum account for the period of March 1993 to February 1994 when San Jose Water Company experienced residual voluntary water conservation from an earlier water use restriction.

        On January 9, 1997, San Jose Water Company received a step rate increase in the amount of $1,212,000 or 1%.


                      PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        In October 1993, Valley Title Company and its insurer filed a lawsuit in Santa Clara County Superior Court naming San Jose Water Company as a defendant. Plaintiffs claimed a fire service pipeline ruptured in October 1992, causing water to flood the title company's basement. Stored heating oil was released.

        In April 1995, San Jose Water Company's insurance carrier settled the building damage claim for $3.5 million. Whether or not San Jose Water Company will be compelled to contribute to the settlement is uncertain. However, management has consistently maintained that the pollution exclusion asserted by its insurance carrier does not apply to this type of incident. Therefore, the company will aggressively resist any demand for contribution.

        The jury awarded the title company $3 million for its loss of title records, and the insurance carrier for San Jose Water Company appealed that decision. In September 1997, the Appellate Court rendered an unanimous decision in favor of San Jose Water Company by reversing the judgment. The title company is expected to appeal further. San Jose Water Company believes that any final award to the title company will be within the stated limits of the company's insurance coverage.


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

        In March 1997, a judgment in favor of San Jose Water Company was rendered in the trial court. The City has appealed the decision. San Jose Water Company does not believe, based upon all available information, that the passage of the ordinance will have a material effect on its financial position.


Item 5. OTHER INFORMATION

        On October 16, 1997, the Board of Directors declared the regular quarterly dividend of $.57 per common share. The dividend will be paid December 1, 1997 to shareholders of record as of the close of business on November 1, 1997.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 1997.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended September 30, 1997.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SJW Corp.


Date: November 12, 1997     By        /s/
                              Angela Yip
                              Chief Financial Officer