Form 10-Q/A
period 1997-09-30
SJW CORP
filed 1997-11-14
CIK 766829

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
                                     Increase/(decrease)

     Operation and
        maintenance        $871,000    3.7%     3,551,000    6.1%
     Depreciation            62,000    0.3        185,000    0.3
     General Taxes           10,000    0.0        117,000    0.2
                           $943,000    4.0%     3,853,000    6.6%

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