Form 10-K
period 1997-12-31
SJW CORP
filed 1998-03-30
CIK 766829

1

                              FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the voting stock held by non-affiliates of the registrant - $135,471,414 on March 12, 1998.

Shares of common stock outstanding on March 1, 1998 - 3,170,347
                     DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement relating to the Registrant's 1998 Annual Meeting (filed on February 27, 1998), incorporated into Part III hereof.


                              EXHIBIT INDEX

     The Exhibit Index to this Form 10-K is located in Part IV, Item 14 of this document.


                            TABLE OF CONTENTS

PART I                                                           Page

     Item 1.  Business

          a.  General Development of Business                      3
               Regulation and Rates

          b.  Financial Information about Industry Segments        5

          c.  Narrative Description of Business                    6
               General                                             6
               Water Supply                                        6
               Franchises                                          6
               Seasonal Factors                                    7
               Competition and Condemnation                        7
               Environmental Matters                               7
               Employees                                           7
               Executive Officers of the Registrant                8

          d.  Financial Information about
               Foreign and Domestic Operations
               and Export Sales                                    9

     Item 2.  Properties                                           9

     Item 3.  Legal Proceedings                                   10

     Item 4.  Submission of Matters to a
              Vote of Security Holders                            11

PART II

     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters                    11

          a.  Market Information                                  11

          b.  Holders                                             11

          c.  Dividends                                           11

     Item 6.  Selected Financial Data                             12
     Item 7.  Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                      13

     Item 8.  Financial Statements and
               Supplementary Data                                 19

     Item 9.  Changes in and Disagreements with
               Accountants on Accounting and Financial            36
               Disclosure


PART III

    Item 10.  Directors and Executive Officers
               of the Registrant                                  35

    Item 11.  Executive Compensation                              35

    Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                   35

    Item 13.  Certain Relationship on Related Transactions        35


PART IV.

    Item 14.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                            35

Exhibit Index                                                     36

Signatures                                                        39


PART I

Item 1.  Business.
(a)     General Development of Business.

SJW Corp., incorporated in California on February 8, 1985. SJW Corp. is a holding company with two wholly owned subsidiaries, San Jose Water Company and SJW Land Company.

San Jose Water Company, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was incorporated under the laws of the State of California in 1931, succeeding a business founded in 1866. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 965,000 in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com

SJW Land Company was incorporated in October, 1985.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, (formerly California Water Service Company).

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

Pursuant to Section 792.5 of the Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the Commission to offset those expense changes. At December 31, 1997 the balancing account had a net under-collected balance to be offset of $311,000.

This report contains forward looking statements relating to future events and financial performance of the company. Such forward-looking statements are identified by words including "expect", "estimate", "anticipate" and similar expressions. The company's actual results could differ materially from those discussed in such forward-looking statements. Important factors that could cause or contribute to such differences include the following:

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

     SJW Land Company's expense and operating results could be adversely affected by the parking lot activities, the San Jose Arena events and the development and sale of the undeveloped parcels of land.

See also the heading "Factors That May Adversely Affect Future Operation Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company undertakes no obligation to update the information including the forward-looking statements, contained in this report.

(b)     Financial Information about Industry Segments.

San Jose Water Company generated 99%, 99%, and 98% of SJW Corp.'s consolidated revenue, and 90%, 66%, and 91% of SJW Corp.'s consolidated income for the years ended December 31, 1997, 1996 and 1995, respectively. There were no significant changes in 1997 in the type of products produced or services rendered by San Jose Water Company, or in its markets or methods of distribution.

SJW Land Company contributed 3% to SJW Corp.'s consolidated income in 1997. In 1996, SJW Land Company sold non-utility property and contributed 28% to SJW Corp.'s consolidated income for the year.

Western Precision, Inc. a mechanical parts manufacturing operation, which was sold on February 28, 1995, generated 1% of SJW Corp.'s consolidated revenue for the year 1995. Dividend income from California Water Service Group generated 7%, 5% and 8% of consolidated income for the years 1997, 1996 and 1995, respectively.
(c)     Narrative Description of Business.

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

In October 1997, San Jose Water Company commenced operation of the City of Cupertino Municipal water system under terms of a 25-year lease. The system is adjacent to the existing San Jose Water Company Service area and has 4,200 service connections. Under terms of the lease, San Jose Water Company made an up-front $6.8 million lease payment to the City which will be amortized over the lease term. The Company is responsible for all aspects of system operation including capital improvements.

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

Groundwater levels in 1997 remained at a high level reflecting the impact of the last rainfall season. SCVWD's reservoir storage of approximately 177,000 acre feet (100% of capacity) was reported on February 10, 1998.

Until 1989, San Jose Water Company had never found it necessary to impose mandatory water rationing. Except in a few isolated cases when service had been interrupted or curtailed because of power or equipment failures, construction shutdowns or other operating difficulties, San Jose Water Company had not at any prior time in its history interrupted or imposed mandatory curtailment of service to any type or class of customer. During the summer of 1989 through March 1993, rationing was imposed intermittently, to all customers based on request from Santa Clara Valley Water District.

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

(1)  (xiii)  Employees.

As of December 31, 1997, San Jose Water Company had 280 employees, of whom 57 were executive, administrative or supervisory personnel, and of whom 223 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees and the International Union of Operating Engineers, representing certain employees in the engineering department covering the years 1997 and 1998. Both groups are affiliated with the AFL-CIO.


Executive Officers of the Registrant.

Name               Age    Offices and Experience

J.W. Weinhardt     67     SJW Corp. - Chairman, Chief Executive Officer.
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

                          Mr. Weinhardt has been with San Jose Water
                          Company since 1963.

W.R. Roth          45     SJW Corp. - President of the Corporation since
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

R.J. Balocco       47     San Jose Water Company - Vice President -
                          Corporate Communications since October 1995. He was Vice President, Administration from April
                          1992 until October 1995 and Manager of Customer
                          Service until October 1995. Mr. Balocco has been with San Jose Water Company since 1982.

G.J. Belhumeur     52     San Jose Water Company - Vice President -
                          Operations since April 1996.  Prior to April
                          1996 he was Operations & Maintenance Manager.
                          Mr. Belhumeur has been with San Jose Water
                          Company since 1970.

F.R. Meyer         58     San Jose Water Company - Vice President -
                          Regulatory Affairs since January 1990.
                          Mr. Meyer has been with San Jose Water Company since 1978.

R.J. Pardini       52     San Jose Water Company - Vice President - Chief
                          Engineer since April 1996. Prior to April 1996 he was Chief Engineer. Mr. Pardini has been with San Jose Water Company since 1987.

R.S. Yoo           47     San Jose Water Company - Vice President -
                          Water Quality since April 1996.  Prior to April
                          1996 he was Water Quality Manager. He has been with San Jose Water Company since 1985.

A. Yip             44     SJW Corp., Chief Financial Officer and Treasurer
                          since October 1996.

                          San Jose Water Company - Chief Financial Officer and Treasurer since October 1994. She was Regulatory Affairs Manager from July 1993 until October 1994 and prior to that Regulatory Affairs Supervisor. Ms. Yip has been with the San Jose Water Company since 1986.

R.A. Loehr         51     SJW Corp. and San Jose Water Company, Secretary
                          since March 1, 1998. Mr. Loehr also serves as an attorney and has been with San Jose Water
                          Company since 1987.

A.J. Elliott       34     San Jose Water Company, Controller since January
                          1995.  Prior to that she served as Accounting
                          Manager.  Ms. Elliott has been with San Jose
                          Water Company since 1990.

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

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary proper practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 260 million gallons per day and the present capacity for taking purchased water is approximately 166 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 1997, a maximum and average of 200 million gallons and 128 million gallons of water per day, respectively, were delivered to the system.

San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor clouds or defects in title which do not materially affect their use.

SJW Land Company owns approximately nine acres of property adjacent to San Jose Water Company's general office facilities and approximately another 18 undeveloped acres in the San Jose Metropolitan area. Eight of the nine acres of land adjacent to San Jose Water Company are used as surface parking facilities and generate substantially all SJW Land Company's revenue.


Item 3.  Legal Proceedings.

In 1993, Valley Title Company and its insurer claimed in a lawsuit that a fire service pipeline ruptured, causing water and heating oil to flood the title company's basement. In April 1995, San Jose Water Company's insurance carrier settled the property damage claim of plaintiff insurance company for $3.5 million. The jury separately awarded plaintiff title company $3 million for its loss of business documents. A unanimous appellate court reversed this decision, and in January 1998, the California Supreme Court denied review of that reversal. San Jose Water Company believes it is now probable that this incident is concluded. However, it is uncertain whether or not San Jose Water Company will be asked to contribute any sums to the property damage settlement. Management has consistently maintained that the pollution exclusion asserted by its insurance carrier does not apply to this type of incident. The company will continue to aggressively resist any future demand for contribution made by its insurer.

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

In March 1997, a judgment in favor of San Jose Water Company was rendered in the lawsuit filed to challenge the ordinance. The City has appealed the decision. San Jose Water Company does not believe, based upon all available information, that the outcome of this event will have a material effect on its financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.

  None.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

(a)       Market Information.
(1)  (i)  Exchange

SJW Corp.'s common stock is traded on the American Stock Exchange under the symbol SJW.

(1)  (ii)  High and Low Sales Prices

The information required by this item as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 1997 and 1996 fiscal years is contained in the section captioned "Market price range of stock" in the tables set forth in Note 10 of "Notes to Consolidated Financial Statements" in Part II, Item 8.

(b)      Holders.

There were 1,160 record holders of SJW Corp.'s common stock on December 31, 1997.

(c)     Dividends.

Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 217 consecutive quarters and the quarterly rate has been increased during each of the last 30 years. The information required by this item as to the cash dividends paid on common stock in 1997 and 1996 is contained in the section captioned "Dividends per share" in the tables set forth in Note 10 of "Notes to consolidated Financial Statements" in Part II, Item 8.


Item 6.  Selected Financial Data.

FIVE YEAR STATISTICAL REVIEW
                                1997     1996      1995     1994     1993
CONSOLIDATED RESULTS
OF OPERATIONS (In thousands)
Operating revenue            $110,084   102,593   97,385   99,422   95,045
Operating expense:
  Operation                    61,382    57,231   57,339   62,648   57,016
  Maintenance                   7,087     6,851    6,342    6,289    5,417
  Taxes                        13,454    12,234   10,764    9,426   10,829
  Depreciation                  8,847     8,671    7,626    7,292    6,823
                              --------------------------------------------
Total operating expense        90,770    84,987   82,071   85,655   80,085
                               -------------------------------------------

Operating income               19,314    17,606   15,314   13,767   14,960
Interest expense,
  other income and
  deductions                    4,098      (954)   3,779    3,865    3,193
                              --------------------------------------------
Net income                     15,216    18,560   11,535    9,902   11,767
Dividends paid                  7,228     7,163    7,022    6,826    6,637
                              --------------------------------------------
Invested in the business     $  7,988    11,397    4,513    3,076    5,130
                             =============================================
CONSOLIDATED PER SHARE DATA

Net income                   $   4.80      5.75     3.55     3.05     3.64
Dividends paid               $   2.28      2.22     2.16     2.10     2.04
Shareholders' equity
  at year-end                $  42.13     37.86    33.49    32.02    31.86


CONSOLIDATED BALANCE SHEET (In thousands)

Utility plant                $371,200   342,368   324,098  308,515  293,683
Less accumulated
  depreciation and
  amortization                114,851   107,584   100,000   95,083   90,030
                             ----------------------------------------------
Net utility plant             256,349   234,784   224,098  213,432  203,653
                             ----------------------------------------------
Nonutility property             7,301     7,287     6,624    7,178    6,775
                             ----------------------------------------------
Total assets                  323,223   296,536   280,497  262,530  256,851

Capitalization:
  Common shareholders'
    equity                    133,553   120,028   108,854  104,098  103,130
  Long-term
    debt(includes current
    maturities)                75,000    76,500    77,500   64,000   66,000
                             ----------------------------------------------
    Total capitalization     $208,553   196,528   186,354  168,098  169,130

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Business

SJW Corp. is a holding company with two wholly owned subsidiaries: San Jose Water Company and SJW Land Company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 965,000 in an area comprising about 138 square miles in the metropolitan San Jose area. SJW Land Company owns and operates a 900-space surface parking facility located adjacent to the San Jose Arena and also owns several undeveloped real estate parcels in San Jose. SJW Corp. owns 1,099,952 shares of California Water Service Group (formerly California Water Service Company).


Results of Operations

Consolidated results of operations for the year ended December 31, 1995 include the results of Western Precision, Inc. which was disposed of on February 28, 1995.


CONSOLIDATED OPERATING REVENUE         (in thousands)

                                  1997        1996      1995

     San Jose Water Company   $108,991     101,780    95,634
     Western Precision, Inc.         -           -     1,051
     SJW Land Company            1,093         813       700
                               -----------------------------
                              $110,084     102,593    97,385
                               =============================

Consolidated operating revenue for 1997 increased $7,491,000 or 7% over 1996 due to a 5% increase in water consumption, a rate increase from the California Public Utilities Commission (Commission), increased activity in the parking facilities, and the operation of City of Cupertino municipal water system effective October 1, 1997. Consolidated operating revenue for 1996 increased $5,208,000 or 5% over 1995 due to increased water consumption and the approval of a rate increase from the Commission.

CONSOLIDATED OPERATING EXPENSE           (in thousands)

                                      1997      1996      1995

      San Jose Water Company       $89,671    83,835    80,069
      Western Precision, Inc.            -         -     1,179
      SJW Land Company                 812       694       463
      SJW Corp.                        287       458       360
                                   ----------------------------
                                   $90,770    84,987    82,071
                                   ============================

In 1997 and 1996, consolidated operating expense increased 7% and 4%, respectively, from the previous years primarily due to increased water production.

SOURCES OF SUPPLY                     (million gallons)
                               1997        1996       1995
      Purchased water        26,611      23,328     20,380
      Ground water           20,846      19,152     20,365
      Surface water           4,881       5,908      5,275
                             ------------------------------
                             52,338      48,388     46,020
                             ==============================

Water production in 1997, including the Cupertino water operation, increased 3,950 million gallons, or 8%, over 1996. Water production in 1996 increased 2,368 million gallons, or 5% over 1995. These increases are consistent with the related operating expenses.

The effective consolidated income tax rates for 1997, 1996 and 1995 were 40%, 38%, and 40%, respectively. Refer to Notes To Consolidated Financial Statements for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

OTHER INCOME AND EXPENSE

1997 Dividend income increased $16,000, or 1%, over 1996 due to a $.03 per share increase in the California Water Service Group annual dividend.

San Jose Water Company's interest cost on long-term debt in 1997, including capitalized interest, decreased $108,000 from 1996 due to the retirement of its Series P first mortgage bonds at maturity. Interest cost on long-term debt in 1996, including capitalized interest, increased $960,000 or 19%, from 1995 due to the issuance of the Series D unsecured notes. San Jose Water Company's weighted average cost of long-term debt, including amortization of debt issuance costs, was 8.27%, 8.22% and 8.21% as of December 31, 1997, 1996 and 1995, respectively.

Liquidity and Capital Resources

CAPITAL REQUIREMENTS

San Jose Water Company's budgeted capital expenditures for 1998 compared to 1997, exclusive of capital expenditures financed by customer contributions and advances, are as follows:

BUDGETED CAPITAL EXPENDITURES           (in thousands)
                                   1998            1997
Source of supply           $    86     -%   $   827      5%
Reservoirs and tanks           365     2%       870      5%
Pump stations and equipment  2,191    11%     1,649      9%
Distribution system         15,061    71%    11,692     65%
Equipment and other          3,350    16%     2,964     16%
                            --------------------------------
                           $21,053   100%   $18,002    100%
                            ================================
The 1998 capital budget is concentrated in main replacements and related services. Over $15 million will be spent to systematically renew the company's aging infrastructure.

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

Most of San Jose Water Company's distribution system has been constructed over the last forty years. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. Additionally, in most cases replacement cost will significantly exceed the original installation cost of the retired asset due to increases in the cost of goods and services.


SOURCES OF CAPITAL

San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

Over the past five years SJW Corp. has paid its shareholders, in the form of dividends, an average of 55% of its net income. The remaining earnings have been reinvested. Capital requirements not funded by earnings are expected to be funded through external financing in the form of unsecured senior notes or a commercial bank line of credit. As of December 31, 1997, San Jose Water Company had $20,000,000 of unused line of credit and over $50,000,000 of borrowing capacity under the terms of the senior note agreements.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity.

In 1997, San Jose Water Company redeemed its $1,500,000 Series P 6.5% first mortgage bonds at maturity. In 1996, San Jose Water Company redeemed its $1,000,000 Series O 6.5% first mortgage bonds at maturity. San Jose Water Company intends to satisfy all foreseeable future long-term financing needs with senior notes.

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

In November 1997, San Jose Water Company filed an advice letter requesting an attrition rate increase in the amount of $1,141,000 which became effective January 1, 1998.


SURFACE WATER SUPPLY

The level of surface water available in each year depends on the amount of rainfall and run-off collected in San Jose Water Company's Santa Cruz Mountains reservoirs. In a normal year, surface supply provides 6-8% of the total water supply of the system. Surface water is a less costly source of water and its availability may significantly impact the results of operations.


OPERATION AND MAINTENANCE EXPENSE

San Jose Water Company reached an agreement with its unionized personnel covering 1997 and 1998. The agreement includes a 3.5% wage increase each year and minor benefit modifications.

SJW Corp. is working to ensure that all of its data processing programs are not affected by the Year 2000 challenge. A task force has been established to assess the impact of the Year 2000 on all business operations.

Management expects efforts in addressing the Year 2000 challenges will not have a material impact on the corporation's financial condition and results of operation.


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

Under the federal Safe Drinking Water Act (SDWA), San Jose Water Company is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for drinking water. San Jose Water Company is currently in compliance with all of the 84 MCLs promulgated to date. However, the EPA has continuing authority to issue additional regulations under the SDWA. San Jose Water Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with all existing MCLs and plan for compliance with future drinking water regulations.

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

In addition to SDWA, other environmental regulations are becoming increasingly important. The 1993 Santa Clara County Toxic Gas Ordinance required the elimination of chlorine gas disinfection systems or the installation of complete containment systems to control accidental chlorine gas discharges. During 1994, San Jose Water Company replaced the chlorine gas disinfection systems at its two water treatment plants with hypochlorinators which accomplish disinfection with liquid sodium hypochlorite. These facilities are currently operational and in compliance with all state and local hazardous materials storage regulations.

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

Future drinking water regulations will most likely require increased monitoring, disinfection or other treatment of underground water supplies, more stringent performance standards for treatment plants and procedures to reduce levels of disinfection by-products. San Jose Water Company continues to seek to establish mechanisms for recovery of government-mandated environmental compliance costs. However, currently, there are limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.


NONREGULATED OPERATIONS

The investment in California Water Service Group is expected to produce 1998 pre-tax dividend income and cash flow of approximately $1,200,000. SJW Land Company's parking revenue is largely dependent upon the level of events and activities at the San Jose Arena which is located adjacent to its parking facility.

Under the terms of the City of Cupertino (City) municipal water system 25-year lease agreement, San Jose Water Company will be responsible for all maintenance, operating and capital costs of operating the system, while receiving all payments for water service. Water service rates will be subject to approval by the City Council. San Jose Water Company has the approval of the City to phase in the City's water service rates to San Jose Water Company's rates over a period of three years effective January 1998. The operating result of the lease will largely depend on the level of operation, maintenance and capital costs incurred.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. SJW Corp. plans to adopt SFAS No. 131 on January 1, 1998 and does not anticipate that implementing SFAS No. 131 will have a material effect on the corporation's financial condition and results of operations.


Item 8.  Financial Statements and Supplementary Data.


Financial Statements:

                       Independent Auditors' Report
                       ----------------------------

The Shareholders and Board of Directors
SJW Corp.


We have audited the consolidated financial statements of SJW Corp. and subsidiaries as listed in Item 14(a). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           KPMG PEAT MARWICK LLP

San Jose, California
January 23, 1998


CONSOLIDATED BALANCE SHEET
SJW CORP. AND SUBSIDIARIES
December 31 (in thousands, except share data)

ASSETS
                                                     1997       1996
Utility plant                                    $ 363,359     341,452
Intangible assets                                    7,841         916
                                                   -------------------
                                                   371,200     342,368
Less accumulated depreciation and amortization     114,851     107,584
                                                   -------------------
                                                   256,349     234,784
                                                   -------------------
Nonutility property                                  7,301       7,287

Current assets:
  Cash and equivalents                               3,832      11,904
  Accounts receivable:
    Customers                                        4,515       4,808
    Other                                              178         339
  Accrued utility revenue                            6,102       2,600
  Materials and supplies, at average cost              545         632
  Prepaid expenses                                     686         587
                                                   -------------------
                                                    15,858      20,870
                                                   -------------------
Other assets:
  Investment in California Water Service Group      32,483      23,099
  Unamortized debt issuance and reacquisition
    costs                                            3,988       4,143
  Goodwill                                           2,085       2,170
  Regulatory assets                                  4,598       3,711
  Other                                                561         472
                                                   -------------------
                                                    43,715      33,595
                                                   -------------------
                                                  $323,223     296,536
                                                   ====================



CONSOLIDATED BALANCE SHEET (Continued)
SJW CORP. AND SUBSIDIARIES
December 31 (in thousands, except share data)

CAPITALIZATION AND LIABILITIES
                                                     1997        1996
Capitalization:
  Shareholders' equity:
    Common stock, $3.125 par value;
     authorized 6,000,000 shares; issued
     3,170,347 shares in 1997 and 1996            $  9,907       9,907
    Additional paid-in capital                      19,235      19,235
    Retained earnings                               95,954      87,966
    Accumulated other comprehensive income           8,457       2,920
                                                   -------------------
                                                   133,553     120,028
  Long-term debt, less current maturities           75,000      75,000
                                                   -------------------
                                                   208,553     195,028
                                                   -------------------
Current liabilities:
  Current maturities of long-term debt                   -       1,500
  Accrued pump taxes and purchased water             2,072       1,992
  Accounts payable                                     738         315
  Accrued interest                                   2,657       2,665
  Accrued taxes other than income taxes                407         344
  Other current liabilities                          3,066       2,138
                                                   -------------------
                                                     8,940       8,954
                                                   -------------------
Deferred income taxes                               21,904      16,058
Unamortized investment tax credits                   2,304       2,359
Advances for construction                           45,455      39,217
Contributions in aid of construction                33,268      31,959
Deferred revenue                                     1,120       1,004
Other nonconcurrent liabilities                      1,679       1,957
Commitments                                              -           -
                                                   -------------------
                                                  $323,223     296,536
                                                   ===================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
SJW CORP. AND SUBSIDIARIES
Years ended December 31 (in thousands, except share data)

                                              1997        1996        1995

Operating revenue                         $110,084     102,593     97,385
Operating expense:
  Operation:
    Purchased water                         24,341      21,914     19,389
    Power                                    4,004       4,099      4,781
    Pump taxes                              15,293      14,079     14,969
    Other                                   17,744      17,139     18,200
  Maintenance                                7,087       6,851      6,342
  Property taxes and other nonincome taxes   3,344       3,168      2,996
  Depreciation and amortization              8,847       8,671      7,626
  Income taxes                              10,110       9,066      7,768
                                           -------------------------------
                                            90,770      84,987     82,071
                                           -------------------------------
    Operating income                        19,314      17,606     15,314

Other (expense) income:
  Interest on long-term debt               (5,695)     (5,892)    (4,888)
  Gain on sale of nonutility property, net       -       5,269          -
  Dividends                                  1,160       1,144      1,122
  Other                                        437         433       (13)
                                          --------------------------------
    Net income                           $  15,216      18,560     11,535
                                          --------------------------------
Other Comprehensive Income:
  Unrealized gain on investment              9,384       5,087         413
  Income taxes related to other
    comprehensive income                    (3,847)     (2,085)       (170)
                                          ---------------------------------
    Other comprehensive income, net          5,537       3,002         243
                                          --------------------------------
      Comprehensive income                  20,753      21,562      11,778
                                          ================================
Basic earnings per share                 $    4.80       5.75        3.55
                                          ================================
Comprehensive income per share           $    6.55       6.68        3.62
                                          ================================
Weighted average shares outstanding      3,170,347  3,226,647   3,250,746
                                         =================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
SJW CORP. AND SUBSIDIARIES
(in thousands)
                                                 Accumulated
                             Additional           Other Com-     Total
                      Common  Paid-in   Retained  prehensive  Shareholders'
                       Stock  Capital   Earnings    Income       Equity
Balances,
  December 31, 1994    10,159   22,208   72,056      (325)     104,098
   Net income               -        -   11,535         -       11,535
   Other comprehensive
    income - unrealized
    gain on investment,
    net of tax effect
    of $170                 -        -        -       243          243
                                                                ------
   Comprehensive Income                                         11,778
   Dividends paid           -        -   (7,022)        -       (7,022)
-----------------------------------------------------------------------
Balances,
  December 31, 1995    10,159   22,208   76,569       (82)     108,854
   Net income               -        -   18,560         -       18,560
   Other comprehensive
    income - unrealized
    gain on investment,
    net of tax effect
    of $2,085               -        -        -     3,002        3,002
                                                                ------
   Comprehensive Income                                         21,562
   Purchase and retire-
    ment of common stock (252)  (2,973)       -         -       (3,225)
   Dividends paid           -        -   (7,163)        -       (7,163)
----------------------------------------------------------------------
Balances,
  December 31, 1996     9,907   19,235   87,966     2,920      120,028
   Net income               -        -   15,216         -       15,216
   Other comprehensive
    income - unrealized
    gain on investment,
    net of tax effect
    of $3,847               -        -        -     5,537        5,537
                                                                ------
   Comprehensive Income                                         20,753
   Dividends paid           -        -   (7,228)        -       (7,228)
----------------------------------------------------------------------
Balances,
   December 31, 1997   $9,907   19,235   95,954     8,457      133,553
----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
SJW CORP. AND SUBSIDIARIES
Years ended December 31 (in thousands)          1997       1996      1995
Operating activities:                           ----       ----      ----
  Net income                                 $ 15,216   $ 18,560   11,535
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization               8,847      8,671    7,626
    Deferred income taxes and credits           1,943        287      274
    Gain on sale of nonutility property             -     (5,269)       -
    Changes in operating assets and liabilities:
      Accounts receivable and accrued utility
       revenue                                 (3,048)       752       41
      Accounts payable and other current
       liabilities                              1,351     (1,075)    (200)
      Accrued pump taxes and purchased water       80     (1,750)     539
      Prepaid expenses                            (99)        (8)   1,383
      Other changes, net                         (392)      (869)     979
                                              ----------------------------
Net cash provided by operating activities      23,898     19,299   22,177
                                              ---------------------------
Investing activities:
  Additions to utility plant                  (24,109)   (20,065) (18,710)
  Cost to retire utility plant, net of salvage   (720)      (273)    (491)
  Additions to nonutility property                (82)    (1,069)    (328)
  (Purchase) sale of temporary investments          -      4,300   (4,300)
  Proceeds from sale of machine shop                -         -     1,954
  Proceeds from sale of nonutility property         -      7,767        -
  Water system leasehold acquisition cost      (6,800)         -        -
                                              ---------------------------
Net cash used in investing activities         (31,711)    (9,340) (21,875)
                                              ---------------------------
Financing activities:
  Dividends paid                               (7,228)    (7,163)  (7,022)
  Repayment of line of credit                       -          -   (7,000)
  Borrowings from line of credit                    -          -    2,200
  Advances and contributions in aid of
   construction                                 9,944      7,325    5,585
  Refunds of advances                          (1,475)    (1,406)  (1,428)
  Proceeds from issuance of long-term debt          -          -   15,000
  Principal payments of long-term debt         (1,500)    (1,000)  (1,500)
  Purchase and retirement of common stock           -     (3,225)       -
                                               --------------------------
Net cash provided by (used in)
 financing activities                            (259)    (5,469)   5,835
                                               --------------------------
Net change in cash and equivalents             (8,072)     4,490    6,137
Cash and equivalents, beginning of year        11,904      7,414    1,277
                                               --------------------------
Cash and equivalents, end of year             $ 3,832     11,904    7,414
                                               ==========================
Cash paid during the year for:
  Interest                                    $ 5,993      5,607    5,284
  Income taxes                                $ 8,846     11,443    5,810
See accompanying notes to consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1997, 1996 and 1995
(Dollars in thousands, except share data)


Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

   SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (the "Commission") and conform to generally accepted accounting principles for rate-regulated public utilities. More than 90% of San Jose Water Company's revenue is derived from the sale of water to residential and business customers.

   SJW Land Company owns and operates a 900-space surface parking facility adjacent to the San Jose Arena, and also owns several undeveloped real estate parcels in San Jose.

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

   Utility Plant - The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 1997, 1996, and 1995 was $290, $201, and $245, respectively. Construction in progress was $2,693 in 1997, $2,021 in 1996, and $1,813 in 1995.

   Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation, and no gain or loss is recognized.

   Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset.

   Intangible Assets - Intangible assets consist of leasehold acquisition cost for the City of Cupertino municipal water system and turnouts constructed for the Santa Clara Valley Water District to facilitate water delivery. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or economic life of the asset, whichever is shorter, not to exceed forty years.

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

   Investment in California Water Service Group - SJW Corp.'s investment in California Water Service Group (formerly California Water Service Company) is reported at quoted market price, with the unrealized gain or loss reported as other comprehensive income. The accumulated balance of other comprehensive income is reported in the equity section of the financial statements.

   The fair value of SJW Corp.'s investment in California Water Service Group approximated $32,483 and $23,099 as of December 31, 1997 and 1996, respectively. The increase in fair value of $9,384, after offsetting deferred income taxes of $3,847, resulted in a net increase of $5,537 to accumulated other comprehensive income as of December 31, 1997.

   Other Assets - Debt reacquisition costs are amortized over the term of the new debt. Debt issuance costs are amortized over the life of each issue. The excess cost over fair market value of net assets acquired is recorded as goodwill and amortized over the periods estimated to be benefited, not exceeding 40 years. Management periodically evaluates the recoverability of goodwill by assessing whether the amortization of the balance over the remaining life can be recovered through expected and undiscounted future results to determine if an impairment has occurred.

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

   Advances for Construction and Contributions in Aid of Construction - Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 1998 are $1,562.
   Contributions in aid of construction represent funds received from developers that are not refundable under Commission regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.

   Customer advances and contributions in aid of construction received subsequent to 1986 and prior to June 12, 1996 generally must be included in federal taxable income. Taxes paid relating to advances and contributions are recorded as deferred tax assets for financial reporting purposes and are amortized over 40 years for advances, and over the tax depreciable life of the related asset for contributions. Receipts subsequent to June 12, 1996 are generally exempt from federal taxable income.

   Advances and contributions received subsequent to 1991 and prior to 1997 are included in state taxable income.

  Other Comprehensive Income - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that all items of comprehensive income be classified separately and the accumulated balance of comprehensive income be reported in the equity section of the financial statements. SJW Corp. adopted SFAS No. 130 during 1997, retroactively, with prior years restated. The corporation has one major item of comprehensive income which relates to the unrealized gain on the California Water Service Group investment. The adoption of SFAS No. 130 did not have a material effect on the corporation's financial condition.

   Revenue - Revenue of San Jose Water Company includes amounts billed to customers, and unbilled amounts based on estimated usage from the latest meter reading to the end of the year.

   Included in 1997's and 1996's operating revenue are $890 and $631 relating to recovery of prior years' net revenue lost due to voluntary conservation programs. Operating revenue for 1997 includes $463 from the lease operation of City of Cupertino.

   Earnings Per Share - In 1997, SJW Corp. adopted SFAS No. 128, Earnings per Share. SFAS No. 128 changes the standards for computing earnings per share (EPS) by replacing the presentation of primary EPS with basic EPS for all periods presented. Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. The adoption of SFAS No. 128 had no effect on the corporation's earnings per share amounts. SJW Corp. has no dilutive securities, and accordingly, diluted EPS is not shown.


Note 2

CAPITALIZATION

   At December 31, 1997, and 1996, 176,407 shares of $25 par value preferred stock were authorized and unissued.
   In 1996, SJW Corp. repurchased 80,399 shares of its outstanding stock at the prevailing market price at an aggregate cost of $3,225. All repurchased shares have been canceled and are considered authorized and unissued.


Note 3

LINE OF CREDIT

   SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $20,000. This line of credit bears interest at variable rates and expires on May 31, 1999.


Note 4

GAIN ON SALE OF NONUTILITY PROPERTY

   In September 1996, SJW Land Company sold nonutility property receiving as consideration $6,750 in cash and a parcel of nonutility property with a fair value of $1,050. The transaction resulted in a gain of $5,269, net of income tax expense of $2,155, or $1.62 per share.


Note 5

LONG-TERM DEBT

  Long-term debt as of December 31 was as follows:
  Description    Due Date          1997       1996
  -------------------------------------------------
  First mortgage bond:
    P  6.5%     1997            $     -      1,500
  -------------------------------------------------
  Senior notes:
    A  8.58%    2022             20,000     20,000
    B  7.37%    2024             30,000     30,000
    C  9.45%    2020             10,000     10,000
    D  7.15%    2026             15,000     15,000
  -------------------------------------------------
                                 75,000     75,000
  -------------------------------------------------
    Total long-term debt         75,000     76,500
  Less current maturities             -      1,500
  -------------------------------------------------
                                $75,000     75,000
  =================================================

   Senior notes are obligations of San Jose Water Company and are unsecured. To minimize issuance costs, all of San Jose Water Company's debt has historically been privately placed. The fair value of long-term debt as of December 31, 1997 and 1996 was approximately $94,500 and $86,500 respectively based on the amount of essentially risk-free assets that would have to be placed in trust to extinguish these obligations.
Note 6

INCOME TAXES

   The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes:
                                      1997      1996      1995
  Computed "expected" federal        ---------------------------
    income tax at the
    statutory rate of 35%           $8,864    10,423     6,756
  Increase (decrease) in taxes
    attributable to:
      Utility plant basis              180       462       400
      State taxes, net of federal
        income tax benefit           1,531     1,800     1,167
      Dividend received deduction    (284)     (280)     (275)
      Nonutility property sale           -     (922)         -
      Other items, net               (181)     (262)     (280)
  --------------------------------------------------------------
                                    $10,110   11,221     7,768
  ==============================================================
  The components of income tax expense as of December 31 were:
                                      1997      1996      1995
  --------------------------------------------------------------
  Current:
    Federal                         $6,657     7,830     5,564
    State                            2,225     2,961     2,041
  Deferred:
    Federal                          1,230       907       549
    State                              (2)     (477)     (386)
  --------------------------------------------------------------
                                    $10,110   11,221     7,768
  ==============================================================
   The components of the net deferred tax liability as of December 31
   were as follows:                               1997      1996
  --------------------------------------------------------------
  Deferred tax assets:
    Advances and contributions               $12,989    12,252
    Unamortized investment tax credit          1,240     1,277
    Pensions and postretirement
      benefits                                   438       596
    California franchise tax                     685       668
    Other                                        454       257
  --------------------------------------------------------------
  Total deferred tax assets                   15,806    15,050
  --------------------------------------------------------------
  Deferred tax liabilities:
    Utility plant                             24,467    21,965
    Investment                                11,063     7,215
    Debt reacquisition costs                   1,289     1,355
    Other                                        891       573
  --------------------------------------------------------------
  Total deferred tax liabilities              37,710    31,108
  --------------------------------------------------------------
  Net deferred tax liabilities               $21,904    16,058
  ==============================================================
   Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences.


Note 7

EMPLOYEE BENEFIT PLANS

   Pension Plans - San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. San Jose Water Company's policy is to contribute the net periodic pension cost to the extent it is tax deductible.

   San Jose Water Company has a Supplemental Executive Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic pension cost shown below. The plan, which is unfunded, had a projected benefit obligation of $1,713 and $1,413 as of December 31, 1997 and 1996, respectively, and net periodic pension cost of $222, $193 and $159 for 1997, 1996 and 1995, respectively.

Net periodic pension cost for the defined benefit plans was:

                                        1997    1996      1995
  --------------------------------------------------------------
  Service cost-benefits earned
    during the period                 $  886     869       536
  Interest cost on projected
    benefit obligation                 1,590   1,444     1,349
  Actual return on plan assets       (4,626) (3,767)   (3,896)
  Net amortization and deferral        2,633   2,146     2,403
  --------------------------------------------------------------
                                      $  483     692       392
  ==============================================================

  The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension plans as of December 31 were as follows:
                                           1997          1996
  --------------------------------------------------------------
  Actuarial present value of
    accumulated benefit obligation,
    including vested benefits of
    $18,687 and $16,981                 $(20,621)     (18,686)
  --------------------------------------------------------------

  Projected benefit obligation           (25,625)     (23,314)
  Plan assets at fair value                30,336       25,813
  --------------------------------------------------------------
  Plan assets in excess
    of projected benefit obligation       4,7ll          2,499
  Unrecognized net gain                   (6,533)      (4,532)
  Prior service cost not recognized
    in net periodic pension cost            l,545        1,331
  Unrecognized net obligation at
    January 1, 1987 and 1992 being
    recognized over 15 and 13.7 years      2l8             221
  --------------------------------------------------------------
  Accrued pension cost included
    in other current liabilities         $  (59)         (481)
  ==============================================================

   The plans invest primarily in listed stocks, bonds, government securities and cash and use the projected unit credit actuarial cost method. Average remaining service lives were 14.3 and 14.5 years for 1997 and 1996 respectively.

   In determining net periodic pension cost for 1997, 1996 and 1995 the following assumptions were used: weighted average discount rate, 6.75%, 6.5% and 8.5%, respectively; compensation growth rate, 4.0%, 4.0% and 5.0%, respectively; and rate of return on plan assets, 8.0% for all years. In determining accrued pension cost as of December 31, 1997 and 1996, the following assumptions were used: weighted average discount rate, 6.75% for both years; and compensation growth rate, 4.0% for both years.

Savings Plans - San Jose Water Company sponsors savings plans which allow employees to defer and contribute a portion of their earnings to the plans. Contributions, not to exceed set limits, are matched 50% by the company. Company contributions were $425, $366 and $345 in 1997, 1996 and 1995, respectively.

   Other Postretirement Benefits - In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees.

   Net periodic postretirement benefit costs were as follows:

                                        1997    1996      1995
  --------------------------------------------------------------
  Service cost - benefits earned
    during the period                    $39      48        28
  Interest cost on benefit obligation     91      89        87
  Actual return on plan assets          (13)     (9)       (5)
  Net amortization and deferral           43      51        28
  --------------------------------------------------------------
                                        $160     179       138
  --------------------------------------------------------------

Benefits paid were $79, $71, and $72 in 1997, 1996 and 1995, respectively.

   The plan's combined funded status and the related accrual as of December 31 were as follows:
                                                1997      1996
  ---------------------------------------------------------------
  Accumulated postretirement
    benefit obligation:
      Retirees                                $(578)     (593)
      Active plan participants:
        Fully eligible                         (254)     (180)
        Other                                  (605)     (646)
  --------------------------------------------------------------
                                             (1,437)   (1,419)
  Plan assets                                    350       291
  --------------------------------------------------------------
  Accumulated postretirement
    obligation in excess of plan assets      (l,087)   (1,128)
  Unrecognized net gain from
    past experience and changes in
    assumptions                                (214)     (231)
  Unrecognized net transition
    obligation                                   792       886
  --------------------------------------------------------------
  Accrued postretirement benefit cost
    included in other current liabilities     $(509)     (473)
  ==============================================================

In 1997, the plan was changed to a flat dollar plan which is unaffected by variations in health care costs. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% for 1997 and 1996. In determining the net periodic postretirement benefit cost, 6.75% and 6.5% discount rates were used respectively for 1997 and 1996.

Note 8

LEASE OF CITY OF CUPERTINO MUNICIPAL WATER SYSTEM

For a one-time concession fee of $6,800, San Jose Water Company acquired a 25-year lease to operate the City of Cupertino's water utility effective October 1, 1997. The concession fee is recognized as an intangible asset and is amortized ratably over the term of the lease. Under the terms of the lease agreement, San Jose Water Company assumed responsibility for all maintenance, operating and capital costs, while receiving all payments for water service. Water service rates will be subject to approval by the Cupertino City Council.


Note 9

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

  Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of $18,000 of water from SCVWD in the contract year ending June 30, 1998.



          NOTE 10

UNAUDITED QUARTERLY FINANCIAL DATA

  Summarized quarterly financial data is as follows:
                                   1997 Quarter ended
-----------------------------------------------------------------
                         March      June   September     December
-----------------------------------------------------------------
Operating revenue      $20,787    31,554      34,037       23,706
Operating income         3,139     6,172       6,199        3,804
Net income               2,006     5,124       5,154        2,932
Comprehensive income     1,033     6,827       6,837        6,056
Basic earnings per share   .63      1.62        1.63          .92
Comprehensive income
  per share                .33      2.15        2.16         1.91

Market price range of stock:
    High                52 7/8    56 3/4      57 3/4       60 1/2
    Low                     46        48      51 3/4       56 3/8
Dividends per share        .57       .57         .57          .57
-----------------------------------------------------------------
                                   1996 Quarter ended
-----------------------------------------------------------------
                         March      June   September     December
-----------------------------------------------------------------
Operating revenue      $18,445    28,005      33,387       22,756
Operating income         2,588     5,014       6,426        3,578
Net income               1,480     3,929      10,579        2,572
Comprehensive income     2,210     3,930      11,593        3,829
Basic earnings per share   .46      1.21        3.26          .82
Comprehensive income
  per share                .68      1.21        3.57         1.22
Market price range of stock:
    High                41 1/2    39 1/4      42 1/2       48 1/4
    Low                     36        32      33 1/2       39 1/8
Dividends per share       .555      .555        .555         .555
-----------------------------------------------------------------


FINANCIAL STATEMENT SCHEDULE
SJW CORP. -                                      Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES   ------------
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

Description                             1997      1996       1995
-----------                             ----      ----       ----
Allowance for doubtful accounts
 Balance, beginning of period           50,000    50,000     50,000
  Charged to expense                   170,812   174,275    222,163
  Accounts written off                (150,991) (205,034)  (255,449)
  Recoveries of accounts written off    30,179    30,759     33,286
                                       ----------------------------
Balance, end of period                 100,000    50,000     50,000
                                       ============================
Reserve for self insurance
 Balance, beginning of period          512,641   500,044    309,467
  Charged to expense                   180,000   128,500    278,100
  Payments                            (102,939) (115,903)   (87,523)
                                       ----------------------------
Balance, end of period                 589,702   512,641    500,044
                                       ============================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
        None.


PART III

The Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, which was filed on February 27, 1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers which is included in "Item 1. Business - Executive Officers of the Registrant."


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a) (1) Financial Statements
                                                                     Page

     Independent Auditors' Report, January 23, 1998                   19

     Consolidated Balance Sheet as of December 31, 1997 and 1996      20

     Consolidated Statement of Income and Comprehensive Income
       for the years ended December 31, 1997, 1996, and 1995.         22

     Consolidated Statement of Changes in Shareholders' Equity
       for the years ended December 31, 1997, 1996 and 1995           23

     Consolidated Statement of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                               24

     Notes to Consolidated Financial Statements                       25

     (2)  Financial Statement Schedule:

           Schedule
            Number
              II      Valuation and Qualifying Accounts and           35
                        Reserves, Years ended December 31,
                        1997, 1996 and 1995

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


EXHIBIT INDEX
--------------                                              Location in
                                                            Sequentially
Exhibit                                                     Numbered
No.            Description                                  Copy

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

2.4  Affiliates Agreement entered into as December 31, 1992 among
SJW Corp., Roscoe Moss Company and Roscoe Moss, Jr.  Filed as
Exhibit 4.3 to Form 8-K January 11, 1993.  File No. 1-8966.        *NA

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

                                                               Location in
                                                              Sequentially
Exhibit                                                         Numbered
No.   Description                                                Copy

10    Material Contracts:

10.1  Water Supply Contract dated January 27, 1981 between
San Jose Water Works and the Santa Clara Valley Water District,
as amended.  Filed as an Exhibit to Annual Report on Form 10-K
for the year ended December 31, 1991.  File No. 1-8966.             NA

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

10.4  Ninth amendment to San Jose Water Company
Retirement Plan as amended.  Filed as an Exhibit to
Annual Report on Form 10K for the year ended
December 31, 1996, S.E.C. File No. 1-8966.                         NA

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

Date:  January 29, 1998    By  /s/
                              J.W. WEINHARDT, Chairman,
                              Chief Executive Officer and Member, Board of
Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 29, 1998    By  /s/
                              J.W. WEINHARDT, Chairman,
                              Chief Executive Officer and Member, Board of
Directors

Date:  January 29, 1998    By  /s/
                              W.R. ROTH, President, and
                              Member, Board of Directors

Date:  January 29, 1998    By  /s/
                              ANGELA YIP, Chief Financial Officer
                              (Chief Accounting Officer)

Date:  January 29, 1998    By  /s/
                              MARK L. CALI
                              Member, Board of Directors

Date:  January 29, 1998    By  /s/
                              J. PHILIP DINAPOLI
                              Member, Board of Directors

Date:  January 29, 1998    By  /s/
                              DREW GIBSON
                              Member, Board of Directors

Date:  January 29, 1998    By  /s/
                              RONALD R. JAMES
                              Member, Board of Directors

Date:  January 29, 1998    By  /s/
                              GEORGE E. MOSS
                              Member, Board of Directors

Date:  January 29, 1998    By  /s/
                              ROSCOE MOSS, JR.
                              Member, Board of Directors

Date:  January 29, 1998    By  /s/
                              CHARLES J. TOENISKOETTER
                              Member, Board of Directors

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