Form 10-Q
period 1998-03-31
SJW CORP
filed 1998-05-14
CIK 766829

11


                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended        March 31, 1998

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

                         408-279-7800
       (Registrant's telephone number, including area code)

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

Yes  x   No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of May 1, 1998 and as of the date of this report are 3,170,347.

                 PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                   SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (UNAUDITED)
            (In thousands, except per share amounts)
                                            THREE MONTHS ENDED
                                                 MARCH 31
                                           1998          1997
                                        -----------------------
Operating revenue                     $   19,336        20,787
Operating expense:
  Operation:
    Purchased water                        3,511         5,512
    Power                                    488           315
    Pump taxes                             2,087         1,100
    Other                                  4,518         4,355
  Maintenance                              1,755         1,966
  Property taxes and other nonincome taxes   879           814
  Depreciation and amortization            2,398         2,194
  Income taxes                             1,013         1,392
                                        -----------------------
Total Operating Expenses                  16,649        17,648
                                        -----------------------
  Operating income                         2,687         3,139

Other income                                 120           187
Dividend income                              294           290
Interest and other charges               (1,575)       (1,610)
                                        -----------------------
  Net income                          $    1,526         2,006
                                        -----------------------
Other Comprehensive Income (loss):
  Unrealized loss on investment          (2,715)       (1,650)
  Income taxes related to other
    comprehensive loss                     1,113           676
                                        -----------------------
    Other comprehensive loss, net        (1,602)         (974)
                                        -----------------------
      Comprehensive income (loss)     $     (76)         1,032
                                        =======================
Basic earnings per share                   $0.48          0.63
                                        =======================
Comprehensive income (loss) per share $    (0.02)         0.33
                                        =======================
Dividends per share of common stock   $    0.585          0.57
                                        =======================
Weighted average shares outstanding    3,170,347     3,170,347
                                        =======================
                   SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                         (In thousands)
                                           MARCH 31  DECEMBER 31
                                             1998       1997
                         ASSETS            --------------------
Utility plant                              $378,028    371,200
Less accumulated depreciation and           117,503    114,851
  amortization                             --------------------
     Net utility plant                      260,525    256,349
Nonutility property                           7,679      7,301
Current assets:
  Cash and equivalents                          973      3,832
  Accounts receivable and accrued revenue    10,096     10,795
  Prepaid expenses and other                    923      1,231
                                           --------------------
                                             11,992     15,858
Other assets:
  Investment in Calif. Water Service Group   29,768     32,483
  Debt issuance and reacquisition costs       3,950      3,988
  Regulatory assets                           4,598      4,598
  Goodwill                                    2,064      2,085
  Other                                         710        561
                                           --------------------
  Total other assets                         41,090     43,715
                                           --------------------
                                           $321,286    323,223
                                           ====================
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                             $  9,907      9,907
  Additional paid-in capital                 19,235     19,235
  Retained earnings                          95,625     95,954
  Accumulated other comprehensive income      6,855      8,457
                                           --------------------
Shareholders' equity                        131,622    133,553
Long-term debt, less current maturities      75,000     75,000
                                           --------------------
Total capitalization                        206,622    208,553
Current liabilities:
  Accounts payable                            1,264        738
  Accrued interest                            1,644      2,657
  Accrued pump taxes and purchased water      1,884      2,072
  Income and nonincome taxes payable          1,716        581
  Other current liabilities                   2,578      2,892
                                           --------------------
Total current liabilities                     9,086      8,940

Deferred income taxes and tax credits        23,418     24,208
Other noncurrent liabilities                  2,888      2,799
Advances for and contributions in aid
  of construction                            79,272     78,723
                                           --------------------
                                           $321,286    323,223
                                           ====================
                   SJW CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                         (In thousands)
                                              THREE MONTHS ENDED
                                                   MARCH 31
                                                  1998      1997
Operating activities:                          -----------------
  Net income                                  $ 1,526     2,006
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization               2,398     2,194
    Deferred income taxes and credits           (790)     (366)
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue     699     (980)
      Prepaid expenses and other                  308       197
      Accounts payable and other
        current liabilities                       212       200
      Accrued pump taxes and purchased water    (188)       813
      Income and nonincome taxes payable        1,135     1,475
      Accrued interest                        (1,013)     (989)
      Other changes, net                          787       859
                                               -----------------
Net cash provided by operating activities       5,074     5,409
                                               -----------------
Investing activities:
  Additions to utility plant                  (6,908)   (4,334)
  Cost to retire utility plant                     43      (61)
                                               -----------------
Net cash used in investing activities         (6,865)   (4,395)
                                               -----------------
Financing activities:
  Dividends paid                              (1,855)   (1,807)
  Advances and contributions in aid of
    construction                                  978     2,208
  Refunds of advances                             (191)   (206)
                                                ----------------
Net cash provided by (used in) financing
  activities                                  (1,068)       195
                                               -----------------
Net change in cash and equivalents            (2,859)     1,209
                                               -----------------
Cash and equivalents, beginning of period       3,832    11,904
                                               -----------------
Cash and equivalents, end of period            $  973    13,113
                                               =================
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                  $ 2,500     2,500


                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1998

NOTE I - GENERAL

       In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

       The Notes to Consolidated Financial Statements incorporated by reference in SJW Corp.'s 1997 Annual
       Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.


NOTE II - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. SJW Corp. adopted SFAS No. 131 on January 1, 1998. The adoption of SFAS No. 131 did not have a material effect on the corporation's financial condition and results of operation.

       In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. SJW Corp. will adopt SFAS 132 by December 31, 1998. The adoption of SFAS 132 will not have any material impact on the financial condition and results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:

        SJW Corp. and its subsidiaries have available commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. At March
        31, 1998, SJW Corp. had available an unused short-term bank line of credit of $20,000,000.

        San Jose Water Company plans to issue $20 million of unsecured 30-year senior notes through private placement in the fourth quarter of 1998. Proceeds from the sale of the unsecured notes will be used to repay short-term borrowings, and fund construction expenditures through the first half of 1999.

        San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities in order to comply with environmental regulations. Net capital expenditures for 1998 are estimated at $20,300,000. For the five-year period from 1998 to 2002, San Jose Water Company's net capital expenditures are estimated to aggregate $110,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

        General:

        SJW Corp. is a holding company created in 1985 through an agreement of merger with San Jose Water Company. SJW
        Corp. has operational and financial flexibility and can engage in nonutility activities.

        San Jose Water Company is a public utility in the business of providing water service to approximately
        965,000 people in the metropolitan San Jose area.

        For a one-time concession fee of $6,800,000, San Jose Water Company acquired a 25-year lease to operate the City of Cupertino's water utility effective October 1, 1997. San Jose Water Company assumed responsibility for all maintenance, operating and capital costs, while receiving all payments for water service.

        SJW Land Company, a wholly owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Company's headquarters and the San Jose Arena.

        SJW Corp. also owns 1,099,952 shares of California Water
        Service Group (formerly California Water Service
        Company).


        Results of Operations:

        Overview

        SJW Corp.'s consolidated net income for the first quarter of 1998 was $1,526,000, a decrease of 24% from $2,006,000 in the first quarter of 1997. The decrease in consolidated net income is due primarily to decreased water consumption as a result of mild weather.


        Operating Revenue

        San Jose Water Company's first quarter 1998 operating revenue includes revenue from operating the City of Cupertino Municipal Water System.

        The change in consolidated operating revenue from the same period in 1997 is due to the following factors:


                                         Three months ended
        Operating Revenue         March 31, 1998  vs. 1997
                                       -------------------------
                                          Increase/(decrease)
        -----------------------------------------------------
        Utility:
          Consumption              $(1,817,000)      (8.7%)
          New customers                 37,000        0.2
          New rates                     68,000        0.3
          Cupertino lease              350,000        1.6
        Real estate                    (89,000)      (0.4)
        ---------------------------------------------------
                                      $(1,451,000)      (7.0%)
                                   ===========      =====

        Operating Expense

        The change in consolidated operating expense, excluding income taxes, from the same period in 1997 is due to the following:

                                         Three months ended
        Operating Expense         March 31, 1998  vs. 1997
                                       ------------------------
                                          Increase/(decrease)
        ----------------------------------------------------
        Operation and maintenance    $(889,000)      (5.5)%
        Depreciation                    204,000       1.3
        General taxes                    65,000       0.4
        ----------------------------------------------------
                                     $(620,000)      (3.8)%
                                        ========      =====

        San Jose Water Company's first quarter 1998 operation and maintenance expense includes expense from operating the City of Cupertino Municipal Water System. The decrease in operation and maintenance expense is due primarily to decreased water production costs resulting from the decrease in customer water consumption.

        Income tax expense decreased $379,000, or 27%, in comparison to the first quarter of 1997.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and is not indicative of the results for the calendar year. Average usage per metered customer in the first quarter of 1998 decreased 12% from the first quarter of 1997.

        Water Supply

        On April 27, 1998, Santa Clara Valley Water District's ten storage reservoirs were 97% full with 164,849 acre feet of water, which is above average for the past 20 years. The heavy rainfall in the winter of 1998 maintained an above average surface water supply for the company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

        Regulatory Affairs

        The Public Utilities Commission of California rendered a rate decision on July 17, 1996, approving an average annual rate increase of 1.25% through 1999 for San Jose Water Company. These rate increases are based on rates of return on ratebase of 9.25% for the years 1997 through 1999 reflecting a return on common equity of 10.2%. The increases for 1998 and 1999 are to offset operational and financial attrition.

        On January 1, 1998, San Jose Water Company was approved for a step rate increase in the amount of $1,141,000 or 1%.


                   PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the 1998 Annual Meeting of Shareholders of the company held on April 16, 1998, nine directors were re-elected to the Board of Directors and the appointment of KPMG Peat Marwick LLP as independent auditors for 1998 was ratified by the following votes:

        Name of Director           Votes for   Votes against
        ----------------------------------------------------
        Mark L. Cali               2,850,758      5,935
        J. Philip DiNapoli         2,851,211      5,482
        Drew Gibson                2,851,413      5,280
        Ronald R. James            2,850,559      6,134
        George Moss                2,851,295      5,398
        Roscoe Moss, Jr.           2,851,195      5,498
        W. Richard Roth            2,852,165      4,528
        Charles J. Toeniskoetter   2,851,388      5,305
        J.W. Weinhardt             2,851,963      4,730

        Ratification of appointment of independent auditors for 1998:

         Votes for               Votes against         Votes
        Appointment              Appointment         Abstaining
        ____________________________________________________
         2,836,000                      7,441        13,252


ITEM 5. OTHER INFORMATION

        On April 16, 1998, the Board of Directors declared the regular quarterly dividend of $.585 per common share.
        The dividend will be paid June 1, 1998 to shareholders of record as of the close of business on May 1, 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 1998.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1998.


                             SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SJW Corp.


Date: May 13, 1998            By   /s/
                                   ANGELA YIP
                                   Chief Financial Officer