Form 10-Q
period 1998-06-30
SJW CORP
filed 1998-08-13
CIK 766829

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended        June 30, 1998
-----------------------------------------------------------------

Commission file number   1-8966
-----------------------------------------------------------------
                         SJW Corp.
-----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

     California                              77-0066628
-----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S.Employer
incorporation or organization)            Identification No.)

     374 West Santa Clara Street, San Jose, CA     95196
-----------------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

                         408-279-7800
-----------------------------------------------------------------
       (Registrant's telephone number, including area code)

                         Not Applicable
-----------------------------------------------------------------
(Former name, former address and former fiscal year changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of July 1, 1998 and as of the date of this report are 3,170,347.
                  PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
        --------------------
                    SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                            (UNAUDITED)
             (In thousands, except per share amounts)

                           THREE MONTHS ENDED   SIX MONTHS ENDED
                               JUNE 30               JUNE 30
                            1998        1997      1998   1997
                           --------------------------------------
Operating revenue         $25,508      31,554    44,844    52,341
Operating expense:
  Operation:
    Purchased water         5,947       7,663     9,458    13,175
    Power                     811       1,167     1,299     1,482
    Pump taxes              2,599       3,996     4,686     5,096
    Other                   4,045       4,330     8,562     8,685
  Maintenance               1,746       1,608     3,501     3,574
  Property and other
   nonincome taxes            858         851     1,737     1,665
  Depreciation and          2,398       2,195     4,796     4,389
   amortization
  Income taxes              2,412       3,571     3,425     4,963
                            -------------------------------------
Total Operating Expenses   20,816      25,381    37,464    43,029
                            -------------------------------------
Operating income            4,692       6,173     7,380     9,312
Gain on sale of nonutility
  property, net of tax      1,629           -     1,629         -
Other income                  142         212       261       399
Dividend income               294         290       588       580
Interest and other charges (1,567)    (1,551)   (3,142)   (3,161)
                            -------------------------------------
Net income                 $5,190       5,124     6,716     7,130
                            -------------------------------------
Other Comprehensive Income (loss):
  Unrealized gain (loss) on
    investment            (2,131)       2,887   (4,847)     1,237
  Income taxes related to
    other comprehensive
    income (loss)             874     (1,184)     1,987     (507)
                            -------------------------------------
      Other comprehensive
        income (loss), net (1,257)      1,703   (2,860)       730
                            -------------------------------------
Comprehensive income       $3,933       6,827     3,856     7,860
                            =====================================
Basic earnings per share    $1.64        1.62      2.12      2.25
                            =====================================
Comprehensive income
  per share                 $1.24        2.15      1.22      2.48
                             ====================================
Dividends per share
  of common stock          $0.585        0.57      1.17      1.14
                             ====================================
Weighted average
   shares outstanding   3,170,347   3,170,347 3,170,347 3,170,347
                        =========================================


                    SJW CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)
                          (In thousands)
                                        JUNE 30      DECEMBER 31
                                         1998            1997
                                    ----------------------------
                    ASSETS
Utility plant                           $385,905        371,200
Less accumulated depreciation and
 amortization                            120,054        114,851
                                    ----------------------------
   Net utility plant                     265,851        256,349
Nonutility property                       10,701          7,301
Current assets:
  Cash and equivalents                       195          3,832
  Accounts receivable and accrued
    revenue                               13,772         10,795
  Prepaid expenses and other               1,019          1,231
                                    ---------------------------
  Total current assets                    14,986         15,858
Other assets:
  Investment in Calif. Water
    Service Group                         27,636         32,483
  Debt issuance and reacquisition costs    3,911          3,988
  Regulatory assets                        4,593          4,598
  Goodwill                                 2,042          2,085
  Other                                      816            561
                                    ----------------------------
Total other assets                        38,998         43,715
                                    ----------------------------
                                       $ 330,536        323,223
                                    ============================
        CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                         $   9,907          9,907
  Additional paid-in capital              19,235         19,235
  Retained earnings                       98,961         95,954
  Accumulated other comprehensive income   5,597          8,457
                                    ----------------------------
Shareholders' equity                     133,700        133,553
Long-term debt, less current
     maturities                           75,000         75,000
                                    ----------------------------
Total capitalization                     208,700        208,553
Current liabilities:
  Accrued interest                         2,657          2,657
  Accounts payable                         2,275            738
  Accrued pump taxes and purchased water   3,472          2,072
  Income and nonincome taxes payable       3,218            581
  Other current liabilities                3,150          2,892
                                    ----------------------------
Total current liabilities                 14,772          8,940

Deferred income taxes and tax credits     23,849         24,208
Other noncurrent liabilities               2,838          2,799
Advances for and contributions in aid
    of construction                       80,377         78,723
                                    ----------------------------
                                       $ 330,536        323,223
                                    ============================


                    SJW CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)
                          (In thousands)
                                                SIX MONTHS ENDED
                                                      JUNE 30
                                                 1998       1997
                                                ----------------
Operating activities:
  Net income                                    $ 6,716    7,130
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                  4,796    4,389
   Deferred income taxes and credits              (359)    1,156
   Gain on sale of non-utility property         (1,629)        -
   Changes in operating assets and liabilities:
     Accounts receivable and accrued revenue    (2,977)  (4,672)
     Prepaid expenses and other                     212    (488)
     Accounts payable and other
       current liabilities                        1,795    1,571
     Accrued pump taxes and purchased water       1,400    2,115
     Income and nonincome taxes payable           2,637    3,282
     Other changes, net                             777     (75)
                                                ----------------
Net cash provided by operating activities        13,368   14,408
                                                ----------------
Investing activities:
  Additions to utility plant                   (14,979)  (9,917)
  Additions to nonutility property              (3,606)     (78)
  Cost to retire utility plant                       84    (196)
  Net proceeds from sale of nonutility property   3,073        0
                                                ----------------
Net cash used in investing activities          (15,428) (10,191)
                                                ----------------
Financing activities:
  Dividends paid                                (3,709)  (3,614)
  Retirement of long-term debt                        -  (1,500)
  Advances and contributions in aid of construction2,758   3,390
  Refunds of advances                             (626)    (599)
                                                ----------------
Net cash used in financing activities           (1,577)  (2,323)
                                                ----------------
Net change in cash and equivalents              (3,637)    1,894
                                                ----------------
Cash and equivalents, beginning of period         3,832   11,904
                                                ----------------
Cash and equivalents, end of period             $   195   13,798
                                                ================
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                     $2,972    3,021
    Income taxes                                    299      910
                    SJW CORP. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements
                           June 30, 1998


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

NOTE II - IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, The American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs during the design, coding, installation to hardware, and testing be capitalized. Internal and external costs associated with the "preliminary project stage" and the "post-implementation/operation stage" should be expensed as incurred. SJW Corp. intends to adopt this statement before December 31, 1999. The adoption of SOP 98-1 will not have a material impact on SJW Corp's results of operations and financial condition.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SJW Corp. intends to adopt SFAS No. 133 by December 31, 1999. The adoption of SFAS No. 133 will not have a material impact on SJW Corp's results of operations and financial condition.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources:

     SJW Corp. and its subsidiaries have available commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. On June 30, 1998, SJW Corp. had available an unused short-term bank line of credit of $20,000,000.

     San Jose Water Company plans to issue $15 million of unsecured 30-year senior notes through private placement in the fourth quarter of 1998. Proceeds from the sale of the unsecured notes will be used to repay short-term borrowings and fund construction expenditures through the first half of 1999.

     San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment, transmission and distribution, and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1998 are estimated at $21,000,000. For the five year period from 1998 to 2002, San Jose Water Company's net capital expenditures are estimated to aggregate $110,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

     General:

     SJW Corp. is a holding company created in 1985 through an agreement of merger with San Jose Water Company. SJW Corp. has operational and financial flexibility and can engage in nonregulated activities. SJW Corp. also owns 1,099,952 shares of California Water Service Group.

     San Jose Water Company is a public utility in the business of providing water service to approximately 965,000 people in the metropolitan San Jose area.

     SJW Land Company, a wholly owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Company's headquarters and the San Jose Arena.

     Results of Operations:

     Overview

     SJW Corp.'s consolidated net income for the second quarter of 1998 was $5,190,000 an increase of 1% from $5,124,000 in the second quarter of 1997. The increase in consolidated net income was due primarily to a gain on sale of nonutility property, partially offset by decreased customer usage.

     Operating Revenue

     The change in consolidated operating revenue from the same period in 1997 was due to the following factors:

                        Three months ended    Six months ended
     Operating revenue  June 30 1998 vs 1997  June 30 1998 vs 1997
                        Increase/(decrease)   Increase/(decrease)
     ------------------------------------------------------------
     Utility:
       Consumption      $(6,546,000) (21%)    $(8,414,000) (16%)
       New rates            (50,000)   -           18,000    -
       New customers        551,000    2%         989,000    2%
     Parking & Rental        (1,000)   -          (90,000)   -
                        -----------------------------------------
                        $(6,046,000) (19%)    $(7,497,000) (14%)
                        =========================================

     Operating revenue for new customers includes revenue from the City of Cupertino municipal water system since October 1997.

     Operating Expense

     The change in consolidated operating expense, excluding income taxes, from the same period in 1997 was due to the following:

                        Three months ended    Six months ended
     Operating expense  June 30 1998 vs 1997  June 30 1998 vs 1997
                        Increase/(decrease)   Increase/(decrease)
     -----------------------------------------------------------
     Operation and
      Maintenance       $(3,616,000) (17%)    $(4,506,000) (12%)
     Depreciation           203,000    1%         407,000    1%
     General Taxes            7,000    -           72,000    -
                        -----------------------------------------
                        $(3,406,000) (16%)    $(4,027,000) (11%)
                        =========================================

     The decrease in operation and maintenance expense was primarily due to decreased water production costs from reduced water consumption.

     Income tax expense decreased $1,159,000 or 32% in comparison to the second quarter of 1997. Year-to-date income tax expense decreased $1,538,000 over the same six-month period of 1997.

     The water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediate preceding quarter would not be meaningful. Average usage per metered customer in the second quarter of 1998 decreased 26% from the second quarter of 1997. Year-to-date average usage per metered customer decreased 21% over 1997.

     Water Supply

     On August 4, 1998, Santa Clara Valley Water District's 10 reservoirs were 85% full with 141,562 acre feet of water in storage -- which is above average for the past 20 years. As of August 1, 1998, the water level in the Santa Clara groundwater basin exceeded the 30-year average. The heavy rainfall in the winter of 1998 provided above average surface water supplies to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

     Regulatory Affairs

     The Public Utilities Commission of California rendered a rate decision on July 22, 1996, approving an average annual rate increase of 1.25% through 1999 for San Jose Water Company. These rate increases are based on rates of return on ratebase of 9.28% and 9.25% for the years 1996 and 1997, respectively, reflecting a return on common equity of 10.2%. The increases for 1998 and 1999 are to offset operational and financial attrition.

     On January 1, 1998, San Jose Water Company was approved for a step rate increase in the amount of $1,141,000 or 1%.

                    PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

   In October 1993, Valley Title Company and its insurer filed a lawsuit in Santa Clara County Superior Court against San Jose Water Company and other defendants. Plaintiffs claimed a fire service pipeline ruptured in October, 1992, causing water and heating oil from an abandoned underground storage tank to flood the title company's basement.

   In April 1995, San Jose Water Company's insurance carrier, under a reservation of rights, settled with the plaintiff insurance company for $3.5 million. It is uncertain whether or not San Jose Water Company will be compelled to contribute to the settlement. Management has consistently maintained that the pollution exclusion asserted by its insurance carrier does not apply to this type of incident, and therefore the Company will aggressively resist any demand for contribution.

   Separately, a jury awarded $3 million to the title company for its loss of business files. A unanimous appellate court reversed that judgment which was sustained by the California
   Supreme Court this year.

   Valley Title Company has now filed a new lawsuit against San
   Jose Water Company. The litigation is based upon the same facts as the first lawsuit but alleges a cause of action in inverse condemnation.

   San Jose Water Company believes it will prevail in the new lawsuit. If not, San Jose Water Company believes any future award to the title company will be within the stated limits of the company's insurance coverage.

   In another matter, in June, 1995 the City of San Jose passed an ordinance directed at San Jose Water Company and imposing a franchise fee for the use of public streets for water mains. The ordinance required San Jose Water Company to pay the City an annual fee based upon future use of city streets.

   San Jose Water Company sued to overturn the ordinance. The company claimed it owns a state constitutional franchise dating from before 1891 and that the City had no right to impose a new franchise. San Jose Water Company won the case and the City has appealed. The company does not believe that the final legal result will have a material effect on its financial position.

Item 5. OTHER INFORMATION

   On July 23, 1998, the Board of Directors declared the regular quarterly dividend of $.585 per common share. The dividend will be paid September 1, 1998 to shareholders of record as of the close of business on August 3, 1998.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits required to be filed by Item 601 of Regulation S-K
     There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 1998.
(b.) Reports on Form 8-K
     No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SJW Corp.


Date:  August 13, 1998             By /s/
                                   Angela Yip
                                   Chief Financial Officer