Form 10-Q
period 1998-09-30
SJW CORP
filed 1998-11-16
CIK 766829

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended           September 30, 1998
------------------------------------------------------------------
Commission file number        1-8966
------------------------------------------------------------------
                              SJW Corp.
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

       California                            77-0066628
------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

      374 West Santa Clara Street, San Jose, CA        95196
------------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

                       408-279-7800
------------------------------------------------------------------
       (Registrant's telephone number, including area code)

                       Not Applicable
------------------------------------------------------------------
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

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of November 12, 1998 and as of the date of this report are 3,168,847.

                  PART 1.  FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
          --------------------
                    SJW CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                     AND COMPREHENSIVE INCOME
                            (UNAUDITED)
             (In thousands, except per share amounts)

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30           SEPTEMBER 30
                           1998         1997      1998        1997
                          ---------------------------------------
Operating revenue          $ 35,821    34,037     80,665    86,378
Operating expense:
 Operation:
  Purchased water             9,187     7,240     18,646    20,415
  Power                       1,328     1,657      2,627     3,140
  Pump taxes                  4,996     6,002      9,682    11,097
  Other                       4,414     4,601     12,975    13,287
 Maintenance                  1,697     1,745      5,198     5,319
 Property and other
  nonincome taxes               916       810      2,653     2,475
 Depreciation and
  amortization                2,392     2,195      7,188     6,584
 Income taxes                 3,923     3,588      7,348     8,551
                          ---------------------------------------
Total operating expenses     28,853    27,838     66,317    70,868
                          ---------------------------------------
Operating income              6,968     6,199     14,348    15,510
Gain on sale on nonutility
  property, net of tax            -         -      1,629         -
Other income                     88       225        349       624
Dividend income                 294       290        883       870
Interest and other charges   (1,543)   (1,560)    (4,686)   (4,720)
                          ---------------------------------------
Net income                 $  5,807     5,154     12,523    12,284
                          =======================================
Other comprehensive income(loss):
  Unrealized gain(loss)
   on investment             (2,749)    2,853    (7,596)     4,091
  Income taxes related to
   other comprehensive
   income (loss)              1,127    (1,169)     3,114    (1,677)
                          ---------------------------------------
   Other comprehensive
    Income (loss), net       (1,622)    1,684     (4,482)    2,414
                          ---------------------------------------
Comprehensive income      $   4,185     6,838      8,041    14,698
                          =======================================
Basic earnings per share   $   1.83      1.63       3.95      3.87
Comprehensive income
 per share                 $   1.32      2.16       2.54      4.64
Dividends per share        $   .585      0.57      1.755      1.71
Weighted average
 shares outstanding       3,170,347 3,170,347  3,170,347 3,170,347

                    SJW CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                            (UNAUDITED)
                          (In thousands)

                                        SEPTEMBER 30   DECEMBER 31
                                            1998          1997
                                        --------------------------
               ASSETS
Utility plant                             $ 397,179       371,200
Less accumulated depreciation
  and amortization                          122,324       114,851
                                          -----------------------
     Net utility plant                      274,855       256,349
Nonutility property                          11,406         7,301
Current assets:
  Cash and equivalents                          414         3,832
  Accounts receivable and accrued revenue    17,484        10,795
  Prepaid expenses and other                  1,360         1,231
                                          -----------------------
     Total current assets                    19,258        15,858
Other assets:
  Investment in California
    Water Service Group                      24,886        32,483
  Debt issuance and reacquisition costs       3,872         3,988
  Regulatory assets                           4,590         4,598
  Goodwill                                    2,021         2,085
  Other                                       1,163           561
                                          -----------------------
  Total other assets                         36,532        43,715
                                          -----------------------
                                           $342,051       323,223
                                          =======================
          CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                             $  9,907         9,907
  Additional paid-in capital                 19,235        19,235
  Retained earnings                         102,913        95,954
  Accumulated other comprehensive income      3,975         8,457
                                          -----------------------
Total common shareholders' equity           136,030       133,553
Long-term debt, less current maturities      75,000        75,000
                                          -----------------------
Total capitalization                        211,030       208,553
Current liabilities:
  Line of credit                              4,700             -
  Accounts payable                            3,501           738
  Accrued interest                            1,650         2,657
  Accrued pump taxes and purchased water      4,351         2,072
  Income and nonincome taxes payable          4,868           581
  Other current liabilities                   3,814         2,892
                                          -----------------------
Total current liabilities                    22,884         8,940
Deferred income taxes and tax credits        22,897        24,208
Other noncurrent liabilities                  2,918         2,799
Advances for and contributions in aid
  of construction                            82,322        78,723
                                          -----------------------
                                           $342,051       323,223
                                          =======================

                    SJW CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED)
                          (In thousands)
                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30
                                                1998         1997
                                               ------------------
Operating activities:
  Net income                                    12,523     12,284
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                7,188      6,584
    Deferred income taxes and credits           (1,311)     2,177
    Gain on sale of nonutility property         (1,629)         -
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue   (6,689)    (4,698)
      Prepaid expenses and other                  (129)      (271)
      Accounts payable and other
        current liabilities                      3,685      2,017
      Accrued pump taxes and purchased water     2,279      2,020
      Income and nonincome taxes payable         4,287      3,027
      Accrued interest                          (1,007)    (1,021)
      Other changes, net                         1,809       (909)
                                              -------------------
Net cash provided by operating activities       21,006     21,210
                                              -------------------
Investing activities:
  Additions to utility plant                   (26,493)   (17,643)
  Additions to nonutility property              (4,362)       (26)
  Cost to retire utility plant                     (95)      (329)
     Net cash proceeds from sale of
    non-utility property                         3,073          -
                                              -------------------
Net cash used in investing activities          (27,877)   (17,998)
                                              -------------------
Financing activities:
  Dividends paid                                (5,564)    (5,421)
  Line of credit                                 4,700          -
  Retirement of long-term debt                       -     (1,500)
  Advances and contributions in
     aid of construction                         5,407      8,566
  Refunds of advances                           (1,090)    (1,088)
                                              -------------------
Net cash provided by financing activities        3,453        557
                                              -------------------
Net change in cash and equivalents              (3,418)     3,769
Cash and equivalents, beginning of period        3,832     11,904
                                              -------------------
Cash and equivalents, end of period           $    414     15,673
                                              ===================
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                  $  5,498      5,521
    Income taxes                                 3,138      5,503

                    SJW CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1998

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

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources:

     A private placement of $15,000,000 of unsecured 30-year senior notes is scheduled to close in December 1998.
     Proceeds from the sale of the unsecured notes will be used to repay short- term borrowings and fund construction expenditures through the first half of 1999.

     SJW Corp. and its subsidiaries have a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. At September 30, 1998, SJW Corp. had available an unused short-term bank line of credit of $15,300,000.

     San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1998 are estimated at $20,300,000. For the five year period from 1999 to 2003, San Jose Water Company's net capital expenditures are estimated to aggregate $110,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

     General:

     SJW Corp. is a holding company created in 1985 through an agreement of merger with San Jose Water Company. SJW Corp. has operational and financial flexibility and can engage in nonutility activities. SJW Corp. owns 1,099,952 shares of California Water Service Group.

     San Jose Water Company is a public utility in the business of providing water service to approximately 965,000 people in the metropolitan San Jose area.

     SJW Land Company, a wholly owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Company's headquarters and the San Jose Arena.

     Results of Operations (dollars in thousands):

     Overview

     SJW Corp.'s consolidated net income for the third quarter of 1998 was $5,807, an increase of 13% from $5,154 in the third quarter of 1997.

     Earnings for the nine months of 1998 increased 2% over the same period in 1997. Included in the 1998 nine months results was a net of tax nonrecurring gain on sale of land of $1,629.

     Operating Revenue

     The change in consolidated operating revenue from the same period in 1997 was due to the following factors:

     Operating        Three months ended      Nine months ended
       revenue        September 30 1998vs1997 September 30 1998vs1997
                      Increase/(decrease)     Increase/(decrease)
     -------------------------------------------------------------
     Utility:
     Consumption     $  901    2.6%           (7,355)    (8.5)%
     New customers      597    1.8             1,590      1.8
     Rate increases     397    1.1               253       .3
     Real estate       (111)   (.3)             (201)    (0.2)
                     ---------------------------------------------
                     $1,784    5.2%           (5,713)    (6.6)%
                    =============================================

     Average usage per metered customer in the third quarter of 1998 was 2% higher than the third quarter of 1997. Year-to-date metered customer usage decreased 11% in comparison to the same period in 1997. Unusually wet and cool weather conditions for the first half of 1998 caused customer usage and revenue to be significantly lower than 1997 levels.

     Operating expense

     The change in consolidated operating expense, excluding income taxes, from the same period in 1997 was due to the following:

     Operating       Three months ended      Nine months ended
       Expense       September 30 1998vs1997 September 30 1998vs1997
                     Increase/(decrease)     Increase/(decrease)
     ----------------------------------------------------------
     Operation and
       maintenance   $377     1.6%           (4,130)    (6.6)%
     Depreciation     197     0.8               604      0.9
     General taxes    106     0.4               178      0.3
                     -------------------------------------------
                     $680     2.8%           (3,348)    (5.4)%
                     ===========================================

     The higher third quarter operation and maintenance expense was attributable to increased water production cost due to higher water consumption. The increase in production cost was partially offset by lower purchased power cost and higher availability of non-contract water at reduced cost from the Santa Clara Valley Water District. Year-to-date operation and maintenance expense decreased due to reduced customer consumption as a result of mild weather.

     Other

     The effective income tax rate in the third quarter of 1998 was about the same as the third quarter of 1997. Year-to-date income tax rate including the income taxes on the gain on sale of land was about the same as the same period last year.

     Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Results of the first nine months of 1997 may not be indicative of results for the full year.

     Water Supply

     On November 2, 1998, Santa Clara Valley Water District's 10 reservoirs were 64% full with 107,934 acre feet of water in storage -- which is above average for the past 20 years. While at the same time, the water level in the Santa Clara ground water basin and the year to date rainfall approximated the 30-year average.

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

     On January 1, 1998, San Jose Water Company received a step rate increase in the amount of $1,100 or 1%. On September 8, 1998, a $2,600 rate increase was authorized to cover the increase in purchased water and pump tax costs imposed on San Jose Water Company by the Santa Clara Valley Water District.

    Year 2000 Compliance

     San Jose Water Company executives, as part of their operating duties, are evaluating the Company's information technology
     (IT) and non-IT systems to ensure all systems are prepared for the year 2000. San Jose Water Company generally uses software packages and hardware that are year 2000 compliant. The Company has received confirmation from software and hardware vendors that the systems are year 2000 compliant. Whenever available, the Company has also received certificates of compliance from independent testers.

     San Jose Water Company has an IT master plan that identifies systems that need to be replaced due to age, or need to be changed to implement operating and customer service benefits. The systems that are currently identified as non-compliant were scheduled to be upgraded as part of the IT master plan. The last of these regular upgrades will be complete in August 1999.

     Management also contacted critical third party suppliers regarding their year 2000 readiness. Suppliers of water, power and other goods are critical to San Jose Water Company's operations. The suppliers described their state of readiness and contingency plans, if available. As of today, Santa Clara Valley Water District (SCVWD) has indicated that they are not in compliance with year 2000 because SCVWD relies on the supply from the state government's Department of Water Resources (DWR), and currently DWR is not in compliance. DWR is actively undertaking plans to ensure that they are in compliance by December 1998.

     To date, there have been no significant costs associated solely with year 2000 compliance issues. The Company does not anticipate incurring material future costs directly related to the year 2000 such as modifying software and hiring year 2000 solution providers. No major IT projects have been deferred due to year 2000 issues. The costs of identifying the issue, evaluating the systems, inquiring about third party suppliers' year 2000 preparedness and any testing are currently being expensed. Future Year 2000 compliance consulting costs are expected to approximate $10 and will be expensed when incurred.

     San Jose Water Company is developing a year 2000 contingency plan and expects to have it in place by December 1998. Because of the significance of the year 2000 problem to the world, there can be no assurance that the Company will not be affected by some aspect of the year 2000 problem. The above information is provided for informational purposes and neither guarantees or entitles the reader to any legal rights or remedies.

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

     In April 1995, San Jose Water Company's insurance carrier, under a reservation of rights, settled with the plaintiff insurance company for $3.5 million for costs to repair the building. It is uncertain whether or not San Jose Water Company will be compelled to contribute to the settlement. Management has consistently maintained that the pollution exclusion asserted by its insurance carrier does not apply to this type of incident, and therefore the Company will aggressively resist any demand for contribution.

     Separately, a jury awarded $3 million to the title company for its loss of business files. A unanimous appellate court reversed that judgment which was sustained by the California
     Supreme Court.

     In July 1998, Maxxum Management Company, successor to Valley Title Company, filed a new lawsuit against San Jose Water Company. The litigation is based upon the same facts as the first lawsuit but alleges a cause of action in inverse condemnation.

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

     San Jose Water Company sued to overturn the ordinance. The company claimed it owns a state constitutional franchise dating from before 1879 and that the City had no right to impose a new franchise. San Jose Water Company won the case and the City has appealed. The company does not believe that the final legal result will have a material effect on its financial position.

Item 5. OTHER INFORMATION

     On October 22, 1998, the Board of Directors declared the regular quarterly dividend of $.585 per common share. The dividend will be paid December 1, 1998 to shareholders of record as of the close of business on November 1, 1998.

     In the same meeting, the Board of Directors also authorized a stock repurchase program under which the corporation can repurchase up to 250,000 shares of its common stock at open market prices. Such repurchase will be effected over the next eighteen months when market conditions are appropriate.

     As of November 12, 1998, SJW Corp. has repurchased 1500 shares from the open market at the prevailing market price.
     The shares repurchased have been cancelled and are considered authorized and unissued.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 1998.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended September 30, 1998.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SJW Corp.


Date: November 12, 1998  By      /s/
                               ------------------------------
                              Angela Yip
                              Chief Financial Officer