Form 10-K
period 1998-12-31
SJW CORP
filed 1999-03-29
CIK 766829

396


                                 FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1998

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

         For the transition period ______________to_____________

                   Commission file number 1-8966

                            SJW CORP.
        (Exact name of registrant as specified in its charter)

    California                                           77-0066628
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                    Identification No.)

 374 West Santa Clara Street, San Jose, California           95196
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         408-279-7800

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                              OF THE ACT:

  Title of each class             Name of each exchange on which
Common Stock, Par Value $3.125    registered American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the voting stock held by non-affiliates of the registrant - $118,417,860 on March 15, 1999.

     Shares of common stock outstanding on March 15, 1999 - 3,045,147.
                    DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement relating to the Registrant's 1999 Annual Meeting (filed on March 12, 1999), incorporated into Part III hereof.

                               EXHIBIT INDEX

  The Exhibit Index to this Form 10-K is located in Part IV, Item 14 of this document.

                             TABLE OF CONTENTS
PART I                                                                 Page
     Item 1.  Business

          a.  General Development of Business Regulation and Rates        3

          b.  Financial Information about Industry Segments               5

          c.  Narrative Description of Business                           5
               General                                                    5
               Water Supply                                               5
               Franchises                                                 6
               Seasonal Factors                                           6
               Competition and Condemnation                               6
               Environmental Matters                                      7
               Employees                                                  7
               Executive Officers of the Registrant                       7

          d.  Financial Information about Foreign and Domestic
               Operations and Export Sales                                9

     Item 2.  Properties                                                  9

     Item 3.  Legal Proceedings                                           9

     Item 4.  Submission of Matters to a Vote of Security Holders        10

PART II

     Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters                                       10

          a.  Market Information                                         10

          b.  Holders                                                    10

          c.  Dividends                                                  11

     Item 6.  Selected Financial Data                                    12

     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       13

     Item 7a. Quantitative and Qualitative Disclosures About Market Risk 18

     Item 8.  Financial Statements and Supplementary Data                19

     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                    34
PART III

    Item 10.  Directors and Executive Officers of the Registrant         34

    Item 11.  Executive Compensation                                     34

    Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                            34

    Item 13.  Certain Relationship on Related Transactions               34

PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form  8-K                                              34

Exhibit Index                                                            35

Signatures                                                               38

PART I

Item 1.  Business.
(a)     General Development of Business.

SJW Corp., incorporated in California on February 8, 1985. SJW Corp. is a holding company with two wholly owned subsidiaries, San Jose Water Company and SJW Land Company.

San Jose Water Company, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was incorporated under the laws of the State of California in 1931, succeeding a business founded in 1866. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 971,000 people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com.

SJW Land Company was incorporated in October, 1985.

SJW Corp. also owns 1,099,952 shares of California Water Service Group.

Regulation and Rates.

San Jose Water Company's rates, service and other matters affecting its business are subject to regulation by the California Public Utilities Commission (CPUC).

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

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At December 31, 1998 the balancing account had a net under-collected balance to be offset of $875,500.

FORWARD LOOKING STATEMENTS

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

  The CPUC's policy and regulations can adversely affect San Jose Water Company's operating results through the availability, timeliness and amount of rate relief. The CPUC's willingness to allow San Jose Water Company to recover all of its capital expenditures and to provide financial and operational flexibility to engage in non-regulated operations can also affect San Jose Water Company's operating results.

  San Jose Water Company's sales and therefore its operating results could be adversely affected by several events:

  Difficulties in obtaining a secured water supply from the Santa Clara Valley Water District (SCVWD) which receives its allotment from the state and federal water projects could prevent the company from satisfying its customer demand within its service area;

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

  Consequences from pollution and contamination of San Jose Water Company's wells and source of supply could result in the need to procure more costly water from other sources;

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

  The City of Cupertino's lease operation could be adversely affected by the capital requirements, the ability of San Jose Water Company to raise rates through the City Council and the level of operating and maintenance expenses.

  SJW Land Company's expenses and operating results could be adversely affected by the parking lot activities, the San Jose Arena events and the development and sale of the undeveloped parcels of land.

See also the heading "Factors That May Adversely Affect Future Operation Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The company undertakes no obligation to update the information including the forward-looking statements, contained in this report.

(b)     Financial Information about Industry Segments.

San Jose Water Company generated 99% of SJW Corp.'s consolidated revenue for the years ended December 31, 1998, 1997 and 1996, and 82%, 90% and 66% of SJW Corp.'s consolidated income for the years ended December 31, 1998, 1997 and 1996, respectively. There were no significant changes in 1998 in the type of products produced or services rendered by San Jose Water Company, or in its markets or methods of distribution.

SJW Land Company contributed 13%, 3% and 28% to SJW Corp.'s consolidated income in 1998, 1997 and 1996, respectively. In 1998 and 1996, SJW Land Company sold non-utility properties and contributed a higher net income percentage to SJW Corp.'s consolidated income for those respective years.

Dividend income from California Water Service Group generated 7%, 7% and 5% of consolidated income for the years 1998, 1997 and 1996, respectively.

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

(1)  (iii)  Water Supply.

San Jose Water Company's water supply is obtained from wells, surface run-off or diversion and by purchases from the Santa Clara Valley Water District (SCVWD). Surface supplies, which during a year of normal rainfall satisfy about 6% to 8% of San Jose Water Company's current annual needs, provide approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water increases production costs substantially.

Groundwater levels in 1998 remained at a high level reflecting the impact of the last rainfall season. SCVWD's reservoir storage of approximately 123,000 acre feet (77% of capacity) was reported on February 22, 1999.

Until 1989, San Jose Water Company had never found it necessary to impose mandatory water rationing. Except in a few isolated cases when service had been interrupted or curtailed because of power or equipment failures, construction shutdowns or other operating difficulties, San Jose Water Company had not at any prior time in its history interrupted or imposed mandatory curtailment of service to any type or class of customer. During the summer of 1989 through March 1993, rationing was imposed intermittently, to all customers based on request from SCVWD.

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

(1)  (xii)  Environmental Matters.

San Jose Water Company maintains procedures to produce potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, San Jose Water Company is subject to environmental regulation by various other governmental authorities. See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(1)  (xiii)  Employees.

As of December 31, 1998, San Jose Water Company had 278 employees, of whom 59 were executive, administrative or supervisory personnel, and of whom 219 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees and the International Union of Operating Engineers, representing certain employees in the engineering department covering the years 1999 and 2000. Both groups are affiliated with the AFL-CIO.

Executive Officers of the Registrant.

Name               Age    Offices and Experience

J.W. Weinhardt     68     SJW Corp. - Chairman, Chief Executive Officer.

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

                          Mr. Weinhardt has been with San Jose Water
                          Company since 1963.

W.R. Roth          46     SJW Corp. - President of the Corporation since
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

R.J. Balocco       48     San Jose Water Company - Vice President -
                          Corporate Communications since October 1995. He was Vice President, Administration from April
                          1992 until October 1995 and Manager of Customer
                          Service until October 1995. Mr. Balocco has been with San Jose Water Company since 1982.

G.J. Belhumeur     53     San Jose Water Company - Vice President -
                          Operations since April 1996.  Prior to April
                          1996 he was Operations & Maintenance Manager.
                          Mr. Belhumeur has been with San Jose Water
                          Company since 1970.

R.J. Pardini       53     San Jose Water Company - Vice President - Chief
                          Engineer since April 1996. Prior to April 1996 he was Chief Engineer. Mr. Pardini has been with San Jose Water Company since 1987.

R.S. Yoo           48     San Jose Water Company - Vice President - Water
                          Quality since April 1996. Prior to April 1996 he was Water Quality Manager. He has been with San Jose Water Company since 1985.

A. Yip             45     SJW Corp., Chief Financial Officer and Treasurer
                          since October 1996.

                          San Jose Water Company - Vice President -
                          Finance since January 1999, Chief Financial
                          Officer and Treasurer since October 1994. She was Regulatory Affairs Manager from July 1993 until October 1994. Ms. Yip has been with the San Jose Water Company since 1986.

J. Johansson       53     San Jose Water Company - Vice President - Human
                          Resources since January 1999. Prior to that, he was Director of Human Resources from March 1998 to January 1999. Prior to March 1998, he was
                          Personnel Manager.  Mr. Johansson has been with
                          San Jose Water Company since 1976.

D. Drysdale        43     San Jose Water Company - Vice President -
                          Information System since January 1999. Prior to that, he was Director of Information System from March 1998 to January 1999. Prior to March
                          1998, he was Data Processing Manager since 1994.
                          Mr. Drysdale joined San Jose Water Company in
                          1992.

R.A. Loehr         52     SJW Corp. and San Jose Water Company, Secretary
                          since March 1, 1998. Mr. Loehr also serves as an attorney and has been with San Jose Water
                          Company since 1987.

A.J. Elliott       35     San Jose Water Company, Controller since January
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

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary proper practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 264 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 1998, a maximum and average of 218 million gallons and 129 million gallons of water per day, respectively, were delivered to the system.

San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor clouds or defects in title which do not materially affect their use.

SJW Land Company owns approximately nine acres of property adjacent to San Jose Water Company's general office facilities, approximately another five undeveloped acres and a commercial building in the San Jose Metropolitan area. Eight of the nine acres of land adjacent to San Jose Water Company are used as surface parking facilities and generate the majority of SJW Land Company's revenue.

Item 3.  Legal Proceedings.

Valley Title Company
--------------------

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

Management has consistently maintained that any future award will be within the stated limit of the company's insurance coverage.

Franchise Fee
-------------

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

A CPUC decision issued on November 8, 1995, authorized San Jose Water Company to establish a memorandum account. San Jose Water Company will be able to collect the franchise fee from its customers by surcharge in the event that its efforts to invalidate the ordinance are unsuccessful.

In March 1997, a judgment in favor of San Jose Water Company was rendered in the lawsuit filed to challenge the ordinance. The City has not appealed the decision. San Jose Water Company believes the matter has come to a successful closure.

Item 4.  Submission of Matters to a Vote of Security Holders.
  None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

(a)       Market Information.
(1)  (i)  Exchange

SJW Corp.'s common stock is traded on the American Stock Exchange under the symbol SJW.

(1)  (ii) High and Low Sales Prices

The information required by this item as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 1998 and 1997 fiscal years is contained in the section captioned "Market price range of stock" in the tables set forth in Note 10 of "Notes to Consolidated Financial Statements" in Part II, Item 8.

(b)       Holders.

There were 1,062 record holders of SJW Corp.'s common stock on December 31, 1998.

(c)       Dividends.

Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 221 consecutive quarters and the quarterly rate has been increased during each of the last 31 years. The information required by this item as to the cash dividends paid on common stock in 1998 and 1997 is contained in the section captioned "Dividends per share" in the tables set forth in Note 10 of "Notes to consolidated Financial Statements" in Part II, Item 8.
Item 6.  Selected Financial Data.
FIVE YEAR STATISTICAL REVIEW

                             1998     1997      1996     1995      1994
                             ----     ----      ----     ----      ----
CONSOLIDATED RESULTS
OF OPERATIONS (In thousands)

Operating revenue        $106,010  110,084   102,593   97,385    99,422
Operating expense:
  Operation                57,454   61,382    57,231   57,339    62,648
  Maintenance               6,909    7,087     6,851    6,342     6,289
  Taxes                    13,206   13,454    12,234   10,764     9,426
  Depreciation and
    amortization            9,594    8,847     8,671    7,626     7,292
                           --------------------------------------------
Total operating expense    87,163   90,770    84,987   82,071    85,655
                           --------------------------------------------
Operating income           18,847   19,314    17,606   15,314    13,767
Interest expense, other
  income and deductions     2,829    4,098      (954)   3,779     3,865
                           --------------------------------------------
Net income                 16,018   15,216    18,560   11,535     9,902
Dividends paid              7,419    7,228     7,163    7,022     6,826
                           --------------------------------------------
Invested in the business $  8,599    7,988    11,397    4,513     3,076
                          =============================================

CONSOLIDATED PER SHARE DATA

Net income               $   5.05     4.80      5.75     3.55      3.05
Dividends paid           $   2.34     2.28      2.22     2.16      2.10
Shareholders' equity
  at year-end            $  45.19    42.13     37.86    33.49     32.02

CONSOLIDATED BALANCE SHEET
 (In thousands)

Utility plant            $403,227  371,200   342,368  324,098   308,515
Less accumulated
  depreciation and
  amortization            122,809  114,851   107,584  100,000    95,083
                         ----------------------------------------------
Net utility plant         280,418  256,349   234,784  224,098   213,432
                         ----------------------------------------------
Nonutility property        11,360    7,301     7,287    6,624     7,178
                         ----------------------------------------------
Total assets              359,380  323,223   296,536  280,497   262,530
Capitalization:
  Shareholders' equity    143,149  133,553   120,028  108,854   104,098
  Long-term debt(includes
   current maturities)     90,000   75,000    76,500   77,500    64,000
                         ----------------------------------------------
  Total capitalization   $233,149  208,553   196,528  186,354   168,098
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of the Business

SJW Corp. is a holding company with two wholly owned subsidiaries: San Jose Water Company and SJW Land Company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 971,000 in an area comprising about 138 square miles in the metropolitan San Jose area. SJW Land Company owns and operates a 900-space surface parking facility located adjacent to the San Jose Arena and also owns several undeveloped real estate parcels in San Jose. SJW Corp. owns 1,099,952 shares of California Water Service Group.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING REVENUE         (in thousands)
                                  1998        1997      1996
                               ----------------------------
     San Jose Water Company   $105,025     108,991   101,780
     SJW Land Company              985       1,093       813
                               -----------------------------
                              $106,010     110,084   102,593
                               =============================
Consolidated operating revenue for 1998 decreased $4,074,000, or 4%, from 1997 mainly due to an 8% decrease in water consumption and reduced parking activities. The decline was partially offset by rate increases of $1,175,000 and usage by new customers of $1,652,000.

Consolidated operating revenue for 1997 increased $7,491,000, or 7%, over 1996 due to a 5% increase in water consumption, a rate increase from the California Public Utilities Commission (CPUC), increased activity in the parking facilities, and the operation of the City of Cupertino municipal water system effective October 1, 1997.

CONSOLIDATED OPERATING EXPENSE            (in thousands)
                                      1998      1997      1996
                                   ---------------------------
      San Jose Water Company       $85,882    89,702    83,915
      SJW Land Company                 894       781       614
      SJW Corp.                        387       287       458
                                    ---------------------------
                                   $87,163    90,770    84,987
                                    ===========================
Consolidated operating expense in 1998 decreased 4% in comparison with 1997 due to reduced water production. Consolidated operating expense increased 7% in 1997 from the previous year primarily due to increased water production.

SOURCES OF SUPPLY                     (million gallons)
                               1998        1997       1996
                             ------------------------------
      Purchased water        25,436      26,157     23,328
      Ground water           16,379      20,846     19,152
      Surface water           6,246       4,881      5,908
                             ------------------------------
                             48,061      51,884     48,388
                             ==============================

Water production in 1998 decreased 3,823 million gallons, or 7%, from 1997. Water production in 1997 increased 3,496 million gallons, or 7%, over 1996. The changes are consistent with the related operating expenses.

The effective consolidated income tax rates for 1998, 1997 and 1996 were 40%, 40% and 38%, respectively. Refer to Note 6 of the Notes To
Consolidated Financial Statements for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

OTHER INCOME AND EXPENSE

1998 dividend income increased $17,000, or 1%, over 1997 due to a $.015 per share increase in the California Water Service Group annual dividend.

San Jose Water Company's interest cost on long-term debt in 1998, including capitalized interest, increased $22,000 from 1997 due to the issuance of the Series E Senior Note. Interest cost on long-term debt in 1997, including capitalized interest, decreased $108,000, from 1996 due to the retirement of its Series P first mortgage bonds at maturity. San Jose Water Company's weighted average cost of long-term debt, including amortization of debt issuance costs, was 8.04%, 8.27% and 8.22% as of December 31, 1998, 1997 and 1996, respectively.

Liquidity and Capital Resources

CAPITAL REQUIREMENTS

San Jose Water Company's budgeted capital expenditures for 1999 compared to 1998, exclusive of capital expenditures financed by customer contributions and advances, are as follows:

BUDGETED CAPITAL EXPENDITURES           (in thousands)
                                   1999            1998
Source of supply           $   692     3%   $    86      -%
Reservoirs and tanks         1,737     8%       365      2%
Pump stations and equipment  1,902     9%     2,191     11%
Distribution system         14,386    65%    15,061     71%
Equipment and other          3,433    15%     3,350     16%
                            --------------------------------
                           $22,150   100%   $21,053    100%
                            ================================
The 1999 capital budget is concentrated in main replacements and facility relocation. Approximately $15 million will be spent to systematically renew the company's aging infrastructure and $1.5 million will be spent in the first phase of operations and engineering facility expansion.

San Jose Water Company expects to incur approximately $120 million, exclusive of customer contributions and advances, in capital expenditures over the next five years. The company's actual capital expenditures may vary from its projection due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.



Most of San Jose Water Company's distribution system has been constructed over the last 40 years. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. Additionally, in most cases replacement cost will significantly exceed the original installation cost of the retired asset due to increases in the cost of goods and services.

SOURCES OF CAPITAL

San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

Over the past five years, SJW Corp. has paid its shareholders, in the form of dividends, an average of 50% of its net income. The remaining earnings have been reinvested. Capital requirements not funded by earnings are expected to be funded through external financing in the form of unsecured senior notes or a commercial bank line of credit. As of December 31, 1998, SJW Corp. and its subsidiaries had $20 million of unused line of credit and over $50 million of borrowing capacity under the terms of the senior note agreements.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity.

In 1998, San Jose Water Company issued $15 million in Series E unsecured 30-year senior note. In 1997, the company redeemed its $1.5 million Series P 6.5% first mortgage bonds at maturity. The company intends to satisfy all foreseeable future long-term financing needs with senior notes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The results of operations of San Jose Water Company generally depend on the following factors: (1) regulation, (2) surface water supply, and (3) operation and maintenance expense.

REGULATION

Principally all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the California Public Utilities Commission (CPUC). The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The company's most recent rate case decision authorized it to earn a return on common equity in 1996, 1997, 1998 and 1999 of 10.2% which is within the range of recent rates of return authorized by the CPUC for water utilities. The same decision also granted the company memorandum account protection for the largely indeterminate costs associated with the new or more stringent federal water quality regulations. With the establishment of the water quality memorandum account, any potential financial exposure resulting from these regulations has been substantially reduced.

In November 1998, San Jose Water Company filed an advice letter requesting an attrition rate increase in the amount of $1,404,000 which will become effective January 1, 1999.
San Jose Water Company deferred the filing of a general rate case application from January 1999 to January 2000. Consequently, apart from any offset increases, the company is not authorized any additional step rate increases until the next general rate case decision becomes effective in January 2001.

SURFACE WATER SUPPLY

The level of surface water available in each year depends on the amount of rainfall and run-off collected in San Jose Water Company's Santa Cruz Mountains reservoirs. In a normal year, surface supply provides 6-8% of the total water supply of the system. Surface water is a less costly source of water and its availability may significantly impact the results of operations.

OPERATION AND MAINTENANCE EXPENSE

San Jose Water Company reached an agreement with its unionized personnel covering 1999 and 2000. The agreement includes a 3.5% and 3% wage increase for 1999 and 2000, respectively, and minor benefit modifications.

YEAR 2000 ISSUES

San Jose Water Company executives, as part of their operating duties, are evaluating the company's information technology (IT) and non-IT systems to ensure all systems are prepared for the Year 2000 (Y2K). The company generally uses software packages and hardware that are Y2K assured. The company has received confirmation from various software and hardware vendors, as well as independent testers, that the systems are Y2K ready.

San Jose Water Company has an IT master plan that identifies systems that need to be replaced due to age, or need to be modified to generate operating and customer service benefits. The systems that are currently identified as non-assured were scheduled to be upgraded as part of the IT master plan. The last of these upgrades will be complete in August 1999.

Management also contacted critical third party suppliers regarding their Y2K readiness. Suppliers of water, power and other goods are critical to San Jose Water Company's operations. The suppliers described their state of readiness and contingency plans, if available. As of today, Santa Clara Valley Water District (SCVWD) has indicated that they are not in full compliance with Y2K because SCVWD relies on the supply from the state government's Department of Water Resources (DWR), and currently DWR is not in compliance. DWR is actively undertaking plans to ensure they are compliant.

To date, there have been no significant costs associated solely with Y2K issues. The company does not anticipate incurring material future costs directly related to the Y2K such as modifying software and hiring Y2K solution providers. No major IT projects have been deferred due to Y2K issues. The costs of identifying the issues, evaluating the systems, inquiring about third party suppliers' Y2K preparedness and any testing are currently being expensed. Future Y2K assurance consulting costs are expected to approximate $10,000 and will be expensed when incurred.

San Jose Water Company has Y2K contingency plans covering accounting, operations and information systems. These plans will be modified as additional information becomes available. In the worst case scenario, if SCVWD is unable to provide water to the company, and power supplies are interrupted, and the computer system that controls the water distribution function fails, the company may be able to use its standby generators to pump limited water from its wells to the distribution system.

ENVIRONMENTAL MATTERS

San Jose Water Company's operations are subject to water quality and pollution control regulations issued by the United States Environmental Protection Agency (EPA), the California Department of Health Services (DHS) and the California Regional Water Quality Control Board. The company is also subject to environmental laws and regulations administered by other state and local regulatory agencies.

Under the federal Safe Drinking Water Act (SDWA), San Jose Water Company is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for drinking water. San Jose Water Company is currently in compliance with all of the 87 primary MCLs promulgated to date. However, the EPA and DHS have continuing authority to issue additional regulations under the SDWA. San Jose Water Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with all existing MCLs and plan for compliance with future drinking water regulations.

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

Future drinking water regulations may require increased monitoring, disinfection or other treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to reduce levels of disinfection by-products. San Jose Water Company continues to seek to establish mechanisms for recovery of government-mandated environmental compliance costs. However, currently, there are limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

NONREGULATED OPERATIONS

The investment in California Water Service Group is expected to produce 1999 pre-tax dividend income and cash flow of approximately $1.2 million. SJW Land Company's parking revenue is largely dependent upon the level of events and activities at the San Jose Arena which is located adjacent to its parking facility. SJW Land Company's other commercial property is being fully leased while the company evaluates the best future use for this facility.

The operating results of the City of Cupertino lease are largely dependent on the level of operation, maintenance and capital costs incurred. As allowed by the lease, San Jose Water Company is phasing in, over a three year period, its regular water service rates within the City of Cupertino. These rate adjustments will be completed by January 2000. Further changes in water service rates will be subject to the approval of the Cupertino City Council.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENT

In March 1998, The American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1) Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs during the design, coding, installation to hardware, and testing be capitalized. Internal and external costs associated with the preliminary project stage and the post-implementation/operation stage should be expensed as incurred. SJW Corp. will adopt this statement in 1999. The adoption of SOP 98-1 is not expected to have a material impact on SJW Corp's results of operations and financial condition.

In 1998, the AICPA issued SOP 98-5 Reporting on the costs of Start-up Activities. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The SOP applies to start-up activities of development stage entities as well as established operating entities. SJW Corp. will adopt this statement in 1999. The adoption of SOP 98-5 is not expected to have a material impact on SJW Corp.'s results of operations and financial condition.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           KPMG LLP
Mountain View, California
January 22, 1999

CONSOLIDATED BALANCE SHEET
SJW CORP. AND SUBSIDIARIES
December 31 (in thousands, except share data)


ASSETS
                                        1998         1997
                                        ----         ----
Utility plant                       $395,386      363,359
Intangible assets                      7,841        7,841
                                     --------------------
                                     403,227      371,200
Less accumulated depreciation
  and amortization                   122,809      114,851
                                     --------------------
                                     280,418      256,349
                                     --------------------
Nonutility property                   11,360        7,301

Current assets:
  Cash and equivalents                 8,066        3,832
  Accounts receivable:
    Customers                          5,267        4,515
    Other                                140          178
  Accrued utility revenue              6,503        6,102
  Materials and supplies, at
    average cost                         437          545
  Prepaid expenses                       812          686
                                     --------------------
                                      21,225       15,858
                                     --------------------
Other assets:
  Investment in California Water
    Service Group                     34,442       32,483
  Unamortized debt issuance and
    reacquisition costs                4,032        3,988
  Goodwill                             2,000        2,085
  Regulatory assets                    5,137        4,598
  Other                                  766          561
                                     --------------------
                                      46,377       43,715
                                     --------------------
                                    $359,380      323,223
                                     ====================

CONSOLIDATED BALANCE SHEET (Continued)
SJW CORP. AND SUBSIDIARIES
December 31 (in thousands, except share data)


CAPITALIZATION AND LIABILITIES
                                                 1998        1997
                                                 ----        ----
Capitalization:
  Shareholders' equity:
    Common stock, $3.125 par value;
     authorized 6,000,000 shares; issued
     3,167,547 shares in 1998 and
     3,170,347 in 1997                       $  9,899       9,907
    Additional paid-in capital                 19,085      19,235
    Retained earnings                         104,553      95,954
    Accumulated other comprehensive income      9,612       8,457
                                              -------------------
                                              143,149     133,553
  Long-term debt                               90,000      75,000
                                              -------------------
                                              233,149     208,553
                                              -------------------
Current liabilities:
  Accrued pump taxes and purchased water        2,423       2,072
  Accounts payable                              2,163         738
  Accrued interest                              2,720       2,657
  Accrued taxes                                 1,353         581
  Other current liabilities                     3,095       2,892
                                              -------------------
                                               11,754       8,940
                                              -------------------
Deferred income taxes                          25,541      21,904
Unamortized investment tax credits              2,249       2,304
Advances for construction                      47,513      45,455
Contributions in aid of construction           36,258      33,268
Deferred revenue                                1,244       1,120
Other noncurrent liabilities                    1,672       1,679
Commitments and contingencies                       -           -
                                              -------------------
                                             $359,380     323,223
                                              ===================

See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
SJW CORP. AND SUBSIDIARIES

Years ended December 31                  1998      1997      1996
  (in thousands, except share data)      ----      ----      ----

Operating revenue                    $106,010   110,084   102,593
Operating expense:
  Operation:
    Purchased water                    24,124    24,341    21,914
    Power                               3,259     4,004     4,099
    Pump taxes                         12,661    15,293    14,079
    Other                              17,410    17,744    17,139
  Maintenance                           6,909     7,087     6,851
  Property taxes and other
    nonincome taxes                     3,521     3,344     3,168
  Depreciation and amortization         9,594     8,847     8,671
  Income taxes                         9,685     10,110     9,066
                                    -----------------------------
                                      87,163     90,770    84,987
                                    -----------------------------
    Operating income                   18,847    19,314    17,606

Other (expense) income:
  Interest on long-term debt          (5,629)   (5,695)   (5,892)
  Gain on sale of nonutility
    property, net                       1,629         -     5,269
  Dividends                             1,177     1,160     1,144
  Other                                   (6)       437       433
                                    -----------------------------
    Net income                      $ 16,018     15,216    18,560
                                    -----------------------------
Other Comprehensive Income:
  Unrealized gain on investment         1,959     9,384     5,087
  Income taxes related to other
    comprehensive income                 (804)   (3,847)   (2,085)
                                    -----------------------------
  Other comprehensive income, net       1,155     5,537     3,002
                                    -----------------------------
    Comprehensive income             $ 17,173    20,753    21,562
                                    =============================
Basic earnings per share       $   5.05      4.80      5.75
                                    =============================
Comprehensive income per share $   5.42      6.55      6.68
                                    =============================
Weighted average shares
  outstanding                      3,169,839 3,170,347 3,226,647
                                    =============================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
SJW CORP. AND SUBSIDIARIES
(in thousands)

                                                Accumulated
                            Additional           Other Com-     Total
                     Common  Paid-in   Retained  prehensive Shareholders'
                      Stock  Capital   Earnings    Income      Equity
                     ------------------------------------------------
Balances,
  December 31, 1995 $10,159   22,208    76,569       (82)      108,854
   Net income             -        -    18,560         -        18,560
   Other comprehensive
    income - unrealized
    gain on investment,
    net of tax effect
    of $2,085             -        -         -     3,002         3,002
                                                                ------
   Comprehensive Income                                         21,562
   Purchase and retirement
     of common stock   (252)  (2,973)        -         -        (3,225)
   Dividends paid         -        -    (7,163)        -        (7,163)
----------------------------------------------------------------------
Balances,
  December 31, 1996   9,907   19,235    87,966     2,920       120,028
   Net income             -        -    15,216         -        15,216
   Other comprehensive
    income - unrealized
    gain on investment,
    net of tax effect
    of $3,847             -        -         -     5,537         5,537
                                                                ------
   Comprehensive Income                                         20,753
   Dividends paid         -        -    (7,228)        -        (7,228)
----------------------------------------------------------------------
Balances,
   December 31, 1997  9,907   19,235    95,954     8,457       133,553
   Net income             -        -    16,018         -        16,018
   Other comprehensive
    income - unrealized
    gain on investment,
    net of tax effect
    of $804               -        -         -     1,155         1,155
                                                                ------
   Comprehensive Income                                         17,173
   Purchase and retirement
    of common stock      (8)    (150)        -         -          (158)
   Dividends paid         -        -    (7,419)        -        (7,419)
----------------------------------------------------------------------
Balances,
   December 31, 1998 $9,899   19,085   104,553     9,612       143,149
----------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
SJW CORP. AND SUBSIDIARIES
Years ended December 31 (in thousands)        1998       1997       1996
                                              ----       ----       ----
Operating activities:
  Net income                                $16,018      15,216    18,560
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization             9,594       8,847     8,671
    Deferred income taxes and credits         1,648       1,943       287
    Gain on sale of nonutility property      (1,629)          -    (5,269)
    Changes in operating assets and liabilities:
      Accounts receivable and accrued
       utility revenue                       (1,115)     (3,048)      752
      Accounts payable and other current
       liabilities                            1,628       1,028      (479)
      Accrued pump taxes and purchased water    351          80    (1,750)
      Accrued taxes                             772         386      (563)
      Other changes, net                       (333)       (554)     (910)
                                             -----------------------------
Net cash provided by operating
  activities                                 26,934      23,898    19,299
                                             -----------------------------
Investing activities:
  Additions to utility plant                (34,356)    (24,109)  (20,065)
  Cost to retire utility plant, net
   of salvage                                  (485)       (720)     (273)
  Additions to nonutility property           (4,360)        (82)   (1,069)
  Sale of temporary investments                   -            -    4,300
  Proceeds from sale of nonutility property   3,073            -    7,767
  Water system leasehold acquisition cost         -       (6,800)       -
                                             -----------------------------
Net cash used in investing activities       (36,128)     (31,711)  (9,340)
                                             -----------------------------
Financing activities:
  Dividends paid                             (7,419)      (7,228)  (7,163)
  Repayment of line of credit               (12,900)           -        -
  Borrowings from line of credit             12,900            -        -
  Advances and contributions in aid of
   construction                               7,477        9,944    7,325
  Refunds of advances                        (1,472)      (1,475)  (1,406)
  Proceeds from issuance of long-term debt   15,000            -        -
  Principal payments of long-term debt            -       (1,500)  (1,000)
  Purchase and retirement of common stock      (158)           -   (3,225)
                                             -----------------------------
Net cash provided by (used in)
 financing activities                        13,428         (259)  (5,469)
                                             -----------------------------
Net change in cash and equivalents            4,234       (8,072)   4,490
Cash and equivalents, beginning of year       3,832       11,904    7,414
                                             -----------------------------

Cash and equivalents, end of year           $ 8,066        3,832   11,904
                                             =============================
Cash paid during the year for:
  Interest                                  $ 6,005        5,993    5,607
  Income taxes                              $ 8,238        8,846   11,443
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1998, 1997, and 1996
(Dollars in thousands, except share data)

Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

  SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (CPUC) and conform to generally accepted accounting principles for rate-regulated public utilities. More than 90% of San Jose Water Company's revenue is derived from the sale of water to residential and business customers.

  SJW Land Company owns and operates a 900-space surface parking facility adjacent to the San Jose Arena, a commercial property in San Jose, and also owns several undeveloped real estate parcels in San Jose.

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

  Utility Plant - The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 1998, 1997 and 1996 was $378, $290 and $201, respectively. Construction in progress was $4,631 in 1998, $2,693 in 1997 and $2,021 in 1996.

  Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation, and no gain or loss is recognized.
  Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset.
  Intangible Assets - Intangible assets consist of leasehold acquisition cost for the City of Cupertino municipal water system and turnouts constructed for the Santa Clara Valley Water District (SCVWD) to facilitate water delivery. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or economic life of the asset, whichever is shorter, not to exceed 40 years.

  Nonutility Property - Nonutility property is recorded at cost and consists primarily of land, buildings and parking facilities. Depreciation is computed using accelerated depreciation methods over the estimated useful lives of the assets, ranging from 5 to 39 years.

  Financial Instruments - Cash and equivalents include certain highly liquid investments with remaining maturities of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

  Investment in California Water Service Group and Comprehensive Income - SJW Corp.'s investment in California Water Service Group is reported at quoted market price, with the unrealized gain or loss reported as other comprehensive income. The accumulated balance of other comprehensive income is reported in the equity section of the financial statements.

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

 To the extent that the tax benefits of the temporary differences have previously been passed through to customers through lower water rates, management anticipates that the payment of the future tax liabilities resulting from the reversal of the temporary differences will be recoverable through rates. Therefore, a regulatory asset has been recorded for the portion of net deferred tax liabilities which are expected to be recovered through future rates. Although realization is not assured, management believes it is more likely than not that all of the regulatory asset will be realized.
  To the extent permitted by the CPUC, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.
  Advances for Construction and Contributions in Aid of Construction - Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 1999 are $1,555.

  Contributions in aid of construction represent funds received from developers that are not refundable under CPUC regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.
  Customer advances and contributions in aid of construction received subsequent to 1986 and prior to June 12, 1996 generally must be included in federal taxable income. Taxes paid relating to advances and contributions are recorded as deferred tax assets for financial reporting purposes and are amortized over 40 years for advances, and over the tax depreciable life of the related asset for contributions. Receipts subsequent to June 12, 1996 are generally exempt from federal taxable income.
    Advances and contributions received subsequent to 1991 and prior to 1997 are included in state taxable income.
  Revenue - Revenue of San Jose Water Company includes amounts billed to customers and unbilled amounts based on estimated usage from the latest meter reading to the end of the year. Included in 1997's and 1996's operating revenue are $890 and $631, respectively, relating to recovery of prior years' net revenue lost due to voluntary conservation programs. 1998 and 1997 operating revenue include $2,078 and $463, respectively, from the lease operation of the City of Cupertino.

  Earnings Per Share - Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share is not shown.

 Business Segment Information - SJW Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information issued by the Financial Accounting Standards Board (FASB). SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers. Nonutility revenue, assets and net income do not have a material effect on the corporation's financial condition and results of operations.

Note 2

CAPITALIZATION

 At December 31, 1998, and 1997, 176,407 shares of $25 par value preferred stock were authorized and unissued.

 In 1998 and 1996, SJW Corp. repurchased 2,800 and 80,399 shares of its outstanding stock at the prevailing market price in the open market at an aggregate cost of $158 and $3,225, respectively. All repurchased shares have been canceled and are considered authorized and unissued.

Note 3

LINE OF CREDIT

  SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $20,000. This line of credit bears interest at variable rates and expires on May 31, 1999.

Note 4

GAIN ON SALE OF NONUTILITY PROPERTY

  In June 1998, SJW Corp. recognized a gain of $1,629, net of income taxes of $1,132, from the sale of nonutility property, receiving as consideration a nonutility investment property with a fair value of $3,595.
  In September 1996, SJW Land Company sold nonutility property receiving as consideration $6,750 in cash and a parcel of nonutility property with a fair value of $1,050. The transaction resulted in a gain of $5,269, net of income tax expense of $2,155.



Note 5

LONG-TERM DEBT

Long-term debt as of December 31 was as follows:

  Description               Due Date         1998         1997
  -----------------------------------------------------------
  Senior notes: A  8.58%        2022    $  20,000  20,000
                B  7.37%        2024       30,000  30,000
                C  9.45%        2020       10,000  10,000
                D  7.15%        2026       15,000  15,000
                E  6.81%        2028       15,000       -
  -----------------------------------------------------------
    Total long-term debt                $  90,000  75,000
  ===========================================================

Senior notes are obligations of San Jose Water Company and are unsecured. To minimize issuance costs, all of the company's debt has historically been privately placed. The fair value of long-term debt as of December 31, 1998 and 1997 was approximately $118,600 and $94,500, respectively based on the amount of essentially risk-free assets that would have to be placed in trust to extinguish these obligations.

Note 6

INCOME TAXES

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:

                                     1998     1997       1996
--------------------------------------------------------------
"Expected" federal income tax     $ 9,392    8,864     10,423
Increase (decrease) in taxes
  attributable to:
    Utility plant basis               224      180        462
    State taxes, net of federal
      income tax benefit            1,542    1,531      1,800
    Dividend received deduction      (288)    (284)      (280)
    Nonutility property sale            -        -       (922)
    Other items, net                  (53)    (181)      (262)
--------------------------------------------------------------
                                  $10,817   10,110     11,221
==============================================================

The components of income tax expense as of December 31 were:
                                     1998     1997       1996
--------------------------------------------------------------
Current:
  Federal                         $ 6,611    6,657      7,830
  State                             2,124    2,225      2,961
Deferred:
  Federal                           1,885    1,230        907
  State                               197       (2)      (477)
--------------------------------------------------------------
                                  $10,817   10,110     11,221
==============================================================
Income taxes included in
  operating expense               $ 9,685   10,110      9,066
Income taxes included in gain
  on sale of nonutility property    1,132        -      2,155
--------------------------------------------------------------
                                  $10,817   10,110     11,221
==============================================================

The components of the net deferred tax liability as of December 31 were as follows:
                                           1998           1997
---------------------------------------------------------------
Deferred tax assets:
  Advances and contributions            $13,437         12,989
  Unamortized investment tax credit       1,211          1,240
  Pensions and postretirement benefits      389            438
  California franchise tax                  649            685
  Other                                     585            454
---------------------------------------------------------------
Total deferred tax assets                16,271         15,806
---------------------------------------------------------------
Deferred tax liabilities:
  Utility plant                          26,624         24,467
  Investment                             11,866         11,063
  Debt reacquisition costs                1,239          1,289
  Other                                   2,083            891
---------------------------------------------------------------
Total deferred tax liabilities           41,812         37,710
---------------------------------------------------------------
Net deferred tax liabilities            $25,541         21,904
===============================================================

   Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences.

Note 7

EMPLOYEE BENEFIT PLANS

SJW Corp. adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits issued by the FASB in 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 did not have a material impact on the corporation's financial condition and results of operation.

  Pension Plans - San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. San Jose Water Company's policy is to contribute the net periodic pension cost to the extent it is tax deductible.

  San Jose Water Company has a Supplemental Executive Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $1,721, $1,713 and $1,413 as of December 31, 1998, 1997 and 1996 respectively, and net periodic pension cost of $196, $222 and $193 for 1998, 1997 and 1996, respectively.

  Deferral Plan - San Jose Water Company sponsors a salary deferral plan which allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. Company contributions were $433, $421 and $366 in 1998, 1997 and 1996, respectively.

  Other Postretirement Benefits - In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. In 1997, the plan was changed to a flat dollar plan which is unaffected by variations in health care costs.

   Net periodic cost for the defined benefit plans and other postretirement benefits was:
                           PENSION BENEFITS        OTHER BENEFITS
                           1998     1997   1996    1998     1997   1996
                         ---------------------------------------------
Weighted-Average
  Assumptions as of Dec. 31:  %        %      %        %       %      %
Discount rate              6.75     6.75   6.50     6.75    6.75   6.50
Expected return on plan
  assets                    8.00    8.00    8.00     8.00   8.00   8.00
Rate of compensation
  increase                  4.00    4.00    4.00      n.a.   n.a.   n.a
Components of Net Periodic
  Benefit Cost:
Service Cost             $  875      886       869   $ 36     39     48
Interest Cost             1,731    1,590     1,444     91     91     89
Expected return on
  assets                 (2,386)  (2,029)   (1,766)   (25)   (20)   (14)
Amortization of transition
  obligation                  3        3         3     56     56     59
Amortization of prior
  service cost              190      151       131      -      -      -
Recognized actuarial
  (gain)loss               (274)    (118)       11     (9)    (6)    (3)
                          ---------------------------------------------
Net periodic benefit
  cost                   $  139      483       692   $149    160    179
                          =============================================

   The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension and other postretirement plans as of December 31 were as follows:

                      PENSION BENEFITS             OTHER BENEFITS
                         1998     1997     1996    1998   1997   1996
                      ------------------------------------------------
Change in Benefit Obligation:
Benefit obligation at
  beginning of year   $25,625   23,314   22,300   $1,437  1,419  1,441
Service Cost              875      886      869       36     39     48
Interest Cost           1,731    1,590    1,444       91     91     89
Amendments                863      365        -      101    (38)     -
Actuarial (gain) loss      56      476     (523)     (50)     4    (88)
Benefits paid          (1,238)  (1,006)    (776)     (79)   (78)   (71)
                       ------------------------------------------------
Benefit obligation at
  end of year          $27,912   25,625   23,314   $1,536  1,437  1,419
                       ================================================
Change in Plan Assets:
Fair value of assets at
  beginning of year    $30,336   25,813   22,486   $  350    291    218
Actual return on
  plan assets            3,618    4,626    3,767       16     13      9
Employer contributions       -      777      324       92    103    118
Benefits paid           (1,074)    (880)    (764)     (67)   (57)   (54)
                        ------------------------------------------------
Fair value of assets at
  end of year          $32,880   30,336   25,813   $  391    350    291
                       =================================================
Funded Status:
Plan assets less
  benefit obligation  $4,968    4,711    2,499  $(1,145) (1,087) (1,128)
Unrecognized tran-
  sition obligation      215      218      221      735     792     886
Unamortized prior
  service cost         2,219    1,545    1,331      101       -       -
Unrecognized actuarial
  gain                (7,436)  (6,533)  (4,532)    (246)   (214)   (231)
                      -------------------------------------------------
Prepaid (accrued)
  benefit cost        $  (34)     (59)    (481) $  (555)   (509)   (473)
                       =================================================

Note 8

COMMITMENT

  San Jose Water Company purchases water from Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or $19,500 of water, from SCVWD in the contract year ending June 30, 1999.

  In 1997, San Jose Water Company entered into a 25-year lease agreement with the City of Cupertino to operate the City's municipal water system. Under the terms of the lease agreement, San Jose Water Company assumed responsibility for all maintenance, operating and capital costs, while receiving all payments for water service. Water service rates will be subject to approval by the Cupertino City Council.

Note 9

CONTINGENCY

   In 1993, Valley Title Company filed a lawsuit against San Jose Water Company. Plaintiffs claimed a fire service pipeline ruptured in 1992, causing water and heating oil to flood the title company's basement.

   In 1995, San Jose Water Company's insurance carrier, settled with the plaintiff insurance company for $3.5 million for costs to repair the building. It is uncertain whether the company will be compelled to contribute to the settlement.

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

   San Jose Water Company believes any future award will be within the stated limits of the company's insurance coverage.

Note 10

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows:

                                   1998 Quarter ended
                         March        June     September    December
--------------------------------------------------------------------
Operating revenue      $19,336      25,508         35,821     25,345
Operating income         2,687       4,692          6,968      4,500
Net income               1,526       5,190          5,807      3,495
Comprehensive income
  (loss)                   (76)      3,933          4,185      9,131
Basic earnings per share   .48        1.64           1.83       1.10
Comprehensive income
  (loss) per share       (0.02)       1.24           1.32       2.88
Market price range
  of stock:
     High                   71      70 3/8         59 3/8     62 3/4
     Low                56 7/8      58 3/8         50 1/2     48 1/2
Dividends per share       .585        .585           .585       .585

                                   1997 Quarter ended
                         March       June     September     December
                         --------------------------------------------
Operating revenue      $20,787     31,554        34,037       23,706
Operating income         3,139      6,172         6,199        3,804
Net income               2,006      5,124         5,154        2,932
Comprehensive income     1,033      6,827         6,837        6,056
Basic earnings per share   .63       1.62          1.63          .92
Comprehensive income
  per share                .33       2.15          2.16         1.91
Market price range
  of stock:
    High                52 7/8     56 3/4        57 3/4       60 1/2
    Low                     46         48        51 3/4       56 3/8
Dividends per share        .57        .57           .57          .57

FINANCIAL STATEMENT SCHEDULE
SJW CORP.                                        Schedule II
                                                -------------
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

Description                               1998      1997      1996
                                       ----------------------------
Allowance for doubtful accounts
 Balance, beginning of period         $100,000    50,000     50,000
  Charged to expense                   131,464   170,812    174,275
  Accounts written off                (169,646) (150,991)  (205,034)
  Recoveries of accounts written off    38,182    30,179     30,759
                                       ----------------------------
Balance, end of period                 100,000   100,000     50,000
                                       ============================
Reserve for self insurance
 Balance, beginning of period          589,702   512,641    500,044
  Charged to expense                   240,000   180,000    128,500
  Payments                            (122,602) (102,939)  (115,903)
                                       ----------------------------
Balance, end of period                $707,100   589,702    512,641
                                       ============================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.


PART III

The Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, which was filed on March 12, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers which is included in "Item 1. Business - Executive Officers of the Registrant."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)  (1) Financial Statements
                                                                   Page

  Independent Auditors' Report, January 22, 1999                     19

  Consolidated Balance Sheet as of December 31, 1998 and 1997        20

  Consolidated Statement of Income and Comprehensive Income
    for the years ended December 31, 1998, 1997, and 1996            22

  Consolidated Statement of Changes in Shareholders' Equity
    for the years ended December 31, 1998, 1997 and 1996             23

  Consolidated Statement of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996                                 24

  Notes to Consolidated Financial Statements                         25
    (2)  Financial Statement Schedule:

     Schedule
     Number
       II      Valuation and Qualifying Accounts and                 34
                 Reserves, Years ended December 31,
                 1998, 1997 and 1996

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

                                                                Location in
                                                               Sequentially
Exhibit                                                            Numbered
                                                                       Copy

No.   Description 10    Material Contracts:

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

10.4  Ninth amendment to San Jose Water Company
Retirement Plan as amended.  Filed as an Exhibit to
Annual Report on Form 10-K for the year ended
December 31, 1996.  S.E.C. File No. 1-8966.                              NA

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
S.E.C. File No. 1-8966.                                                  NA

10.7  Second Amendment to San Jose Water Company Executive
Supplemental Retirement Plan adopted by San Jose Water
Company Board of Directors.  S.E.C. File No. 1-8966.                     40

10.8 Third Amendment to San Jose Water Company Executive
Supplemental Retirement Plan adopted by San Jose Water
Company Board of Directors.  S.E.C. File No. 1-8966                   41-42

10.9 Fourth Amendment to San Jose Water Company Executive
Supplemental Retirement Plan adopted by San Jose Water
Company Board of Directors.  S.E.C. File No. 1-8966                      43

10.10     Fifth Amendment to San Jose Water Company Executive
Supplemental Retirement Plan adopted by San Jose Water
Company Board of Directors.  S.E.C. File No. 1-8966                   44-45

10.11 SJW Corp. Executive Severance Plan adopted by SJW
Board of Directors.  S.E.C. File No. 1-8966.                          46-56

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

                              SJW CORP.

Date:  January 28, 1999   By   /s/
                          J.W. WEINHARDT, Chairman, Chief Executive
                          Officer and Member, Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  January 28, 1999   By   /s/
                          J.W. WEINHARDT, Chairman, Chief
                          Executive Officer and Member,
                          Board of Directors

Date:  January 28, 1999   By   /s/
                          W. RICHARD ROTH, President, and Member,
                          Board of Directors

Date:  January 28, 1999   By   /s/
                          ANGELA YIP, Chief Financial Officer

Date:  January 28, 1999   By   /s/
                          ANDREA ELLIOTT, Chief Accounting Officer

Date:  January 28, 1999   By   /s/
                          MARK L. CALI, Member, Board of Directors

Date:  January 28, 1999   By   /s/
                          J. PHILIP DINAPOLI, Member, Board of Directors

Date:  January 28, 1999   By   /s/
                          DREW GIBSON, Member, Board of Directors

Date:  January 28, 1999   By   /s/
                          RONALD R. JAMES, Member, Board of Directors

Date:  January 28, 1999   By   /s/
                          GEORGE E. MOSS, Member, Board of Directors

Date:  January 28, 1999   By   /s/
                          ROSCOE MOSS, JR., Member, Board of Directors

Date:  January 28, 1999   By   /s/
                          CHARLES J. TOENISKOETTER, Member,
                          Board of Directors

In accordance with the Securities and Exchange Commission's requirements, the Company will furnish copies of any exhibit upon payment of a 30 cents per page fee.

     To order any exhibit(s), please advise the Secretary, SJW Corp., 374 West Santa Clara Street, San Jose, CA 95196, as to the exhibit(s) desired.

     On receipt of your request, the Secretary will provide to you the cost of the specific exhibit(s). The Secretary will forward the requested exhibits upon receipt of the required fee.
                            SECOND AMENDMENT TO
                          SAN JOSE WATER COMPANY
                  EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
                        (Effective January 1, 1994)


          The San Jose Water Company Executive Supplemental Retirement Plan is hereby amended effective January 1, 1994 to read as follows:

    FIRST:    Section 1.7 is amended to read as follows:

              1.7  "Compensation" has the meaning set forth in
    Section 1.09 of the San Jose Water Company Retirement Plan, with the exception of subsections (b) and (d).

    SECOND: Except as provided herein, the San Jose Water Company Executive Supplemental Retirement Plan shall continue in full force and effect.

          IN WITNESS WHEREOF, San Jose Water Company has caused its authorized officers to affix the corporate name and seal hereto this 29TH day of NOVEMBER, 1994.


San Jose Water Company


By /s/ W. Richard Roth
   -------------------


By /s/
   -------------------


                            THIRD AMENDMENT TO
                          SAN JOSE WATER COMPANY
                  EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
                        (Effective January 1, 1992)


          The San Jose Water Company Executive Supplemental Retirement Plan is hereby amended effective January 1, 1995 to read as follows:

    FIRST:     Article I is amended by the addition of the following new
Section 1.8B:

               "1.8B          "Death Benefit" has the meaning set forth in
          Section 3.8 of the Plan."

    SECOND:    Article III is amended by the addition of the following new
Section 3.7:

    "3.7  Qualified Preretirement Survivor Annuity
          ----------------------------------------
          If a married Participant dies after his accrued benefit has vested, but before his Benefit Commencement Date, that Participant's surviving spouse will be entitled to a Qualified Preretirement Survivor Annuity if the surviving spouse had been married to the Participant as of the applicable retirement date or as of the earlier date of death of the Participant.

          (a) The Qualified Preretirement Survivor Annuity will become payable on the later of (1) the first day of the month coinciding with or next following the Participant's death, or (2) the first date on which the Participant would have been eligible to receive a Qualified Joint and Survivor Annuity.

          (b) The Qualified Preretirement Survivor Annuity will be 50% of the amount the Participant would have received had the Participant terminated employment on the day before the Participant's death without having waived a Qualified Joint and Survivor Annuity. In the case of vested Participants who die on or before the date that they would have been eligible to receive a Qualified Joint and Survivor Annuity, the amount of the Qualified Preretirement Survivor Annuity will be computed as though the Participants had survived until they were eligible to receive a Qualified Joint and Survivor Annuity, retired at that time with an immediate Qualified Joint and Survivor Annuity, and died the next day."

    THIRD:     Article III is amended by the addition of the following new
Section 3.8:

    "3.8  Death Benefit.
          -------------
          If an unmarried Participant dies after his accrued benefit has vested, but before his Benefit Commencement Date, that Participant's Beneficiary shall be entitled to a Death Benefit.


          (a) The Death Benefit will become payable on the later of (1) the first day of the month coinciding with or next following the Participant's death, or (2) the first date on which the Participant would have been eligible to receive a retirement benefit.

          (b) A Death Benefit will be equal to the monthly retirement benefit the Participant would have received had the Participant terminated employment on the day before the Participant's death and elected to receive the optional form of benefit described in Section 3.4 of the Plan.
               In the case of vested Participants who die on or before the date that they would have been eligible to receive a retirement benefit, the amount of the Death Benefit will be computed as though the Participants had survived until they were eligible to receive a retirement benefit, retired at that time and elected to receive the optional form of benefit described in Section 3.4 of the Plan, and died the next day."

    FOURTH:    Except as provided herein, the San Jose Water Company
Executive Supplemental Retirement Plan shall continue in full force and effect.

          IN WITNESS WHEREOF, San Jose Water Company has caused its authorized officers to affix the corporate name and seal hereto this 20TH day of APRIL, 1995.


San Jose Water Company


By: /s/ W. Richard Roth
   --------------------


By: /s/
   --------------------
                            FOURTH AMENDMENT TO
                          SAN JOSE WATER COMPANY
                  EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
                        (Effective January 1, 1992)


          The San Jose Water Company Executive Supplemental Retirement Plan is hereby amended effective March 1, 1998 to read as follows:

    Section 3.1 is amended to add 3.1(c) as follows:

    3.1(c)    In addition to the benefit of Section 3.1(a) and (b),
    Barbara Y. Nilsen shall receive the following benefit if she retires on March 1, 1998: $40,000 in the first year, $30,000 in the second year, and $20,000 in the third year of her retirement. The benefit will be paid pro rata on a monthly basis. Actuarial reductions will apply if a form of payment with beneficiary rights is elected.

    Add a new Section 3.7 as follows:

    1998 Retiree Benefit Increase. Subject to a ten percent (10%) maximum benefit increase, the monthly pension of each Participant (or Beneficiary in the case of a deceased Participant) shall be increased 0.138889% for each month or partial month which has elapsed from the date of the initial payment of retirement benefits to each Participant (or Beneficiary), up to and including February 28, 1998.

    Except as provided herein, the San Jose Water Company Executive Supplemental Retirement Plan shall continue in full force and effect.

          IN WITNESS WHEREOF, San Jose Water Company has caused its authorized officers to affix the corporate name and seal hereto this 4TH day of FEBRUARY, 1998.


San Jose Water Company


By /s/ W. Richard Roth
   -------------------
Its President


By /s/
   -------------------
Its Vice President

                            FIFTH AMENDMENT TO
                          SAN JOSE WATER COMPANY
                  EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
                        (Effective January 1, 1992)


          The San Jose Water Company Executive Supplemental Retirement Plan is hereby amended effective January 1, 1995 to read as follows:

         FIRST: Effective January 1, 1999, Section 3.1 is amended to read as follows:

          "3.1    The retirement benefits under this Plan to which a
          Participant shall be entitled, shall be an amount equal to the difference, if any, between (a) and (b) below:

               "(a)    Two and two tenths percent (2.2%) of the Final
          Average Compensation of a Participant multiplied by the Participant's Years of Service (not to exceed twenty (24) years); and (ii) Mr. John Weinhardt shall receive an additional eight and one quarter tenths of one percent (.825%) of Final Average Compensation for each year of service as President and Chief Executive Officer of the Company; less

               "(b)    Benefits payable to the Participant from the San
          Jose Water Company Retirement Plan.

               "(c)    In addition to the benefit described in subsections
          (a) and (b) above, Barbara Y. Nilsen shall receive the following benefit if she retires on March 1, 1998: $40,000 in the first year, $30,000 in the second year, and $20,000 in the third year of retirement. The benefit will be paid pro rata on a monthly basis. Actuarial reductions will apply if a form of payment with beneficiary rights is elected.

               "(d)    In addition, to the benefit described in subsections
          (b) and (c) above, Frederick Meyer shall receive an additional
          2 1/2 Years of Service credit and shall be deemed to be 2 1/2 years of age older at the time he retires.

          "The amount of the offset in subsection (b) shall be Actuarially Equivalent to a single life annuity commencing on the Participant's Normal Retirement Date."

         SECOND: Effective January 1, 1999, Section 4.1 is amended to read as follows:

          4.1. A Participant shall vest in a percentage of his accrued retirement benefit derived from Employer Contributions, upon completion of Years of Service as follows:

                  Years of Service          Vested Percentage
                  ----------------          -----------------
                  Less than 10                    None

                  10 or More                      100%

         THIRD: Except as provided herein, the San Jose Water Company Executive Supplemental Retirement Plan shall continue in full force and effect.

          IN WITNESS WHEREOF, San Jose Water Company has caused its authorized officers to affix the corporate name and seal hereto this 28TH day of JANUARY, 1999.


San Jose Water Company


By /s/ W. Richard Roth
   -------------------
Its President


By /s/
   -------------------
Its Vice President

                                 SJW CORP.
                         EXECUTIVE SEVERANCE PLAN
                                   * * *

The SJW Corp. Executive Severance Plan (the "Plan") is hereby adopted as of this 28th of January, 1999, by SJW Corp. ("Company") for the benefit of the Officers (as defined below) of Company and/or its Affiliates and Associates (as defined below).

                           W I T N E S S E T H:

    WHEREAS, the Officers are currently employed by Company and/or its Affiliates or Associates (collectively referred to as the "Employer"); and

    WHEREAS, the Employer wishes to retain the services of the Officers and to encourage the Officers to remain with the Employer; and

    WHEREAS, Company desires to establish this Plan to provide security for the Officers in connection with the Officers' employment with Employer in the event of a Change in Control (as defined below) affecting Employer;

    NOW, THEREFORE, Employer hereby establishes the Plan as set forth below.

    1.    DEFINITIONS. For purposes of this Plan:

               (a) "Affiliate" or "Associate" shall have the meaning set forth in Rule 1 2b-2 under the Securities Exchange Act of 1934.

               (b) "Beneficiary" shall mean the person or persons whom the Officer shall designate in writing (on the form attached hereto as Exhibit B) to receive the benefits provided hereunder in the event of his or her death. Such designation shall be valid only if it is made on said form, and the Employer receives said form prior to the Officer's death.

               (c) "Change in Control" shall be deemed to take place on the occurrence of any of the following events:

                         (1) Any merger or consolidation of the Employer in which the Company is not the surviving organization and a majority of the capital stock of the surviving organization is owned by persons who were not shareholders of the Company immediately prior to such merger or consolidation;

                         (2) A transfer of all or substantially all of the assets of the Company;

                         (3) Any other Corporate reorganization in which there is a change in ownership of the outstanding shares of the Employer wherein thirty percent (30%) or more of the outstanding shares of the Company are transferred to any "person" (as such term is used in Sections 1 3(d) and 14(d)(2) of the Securities Exchange Act of 1934); or
               (4) The election to the Board of Directors of the Company of candidates who were not recommended for election by the Board of Directors of the Company in office immediately prior to the election, if such candidates constitute a majority of those elected in that particular election.

               (d) "Officer" shall mean any officer of Employer who has been elected as such by the Board of Directors of said Employer and was serving as such upon a Change in Control. The persons who are officers as of the date of adoption of this Plan are set forth on Exhibit A.

               (e) "Good Cause" shall be deemed to exist with respect to an Officer if, and only if:

                         (1) The Officer engages in acts or omissions that result in substantial harm to the business or property of Employer and that constitute dishonesty, intentional breach of fiduciary obligation or intentional wrongdoing; or

                         (2)  The Officer is convicted of a criminal
               violation involving fraud or dishonesty.

               (f) "Good Reason" shall exist with respect to an Officer if and only if, without the Officer's express written consent:

                         (1) There is a significant change in the nature or the scope of the Officer's authority or in his or her overall working environment;

                         (2) The Officer is assigned duties materially inconsistent with his or her present duties, responsibilities and status;

                         (3) There is a reduction in the Officer's rate of base salary or target bonus; or

                         (4) Employer changes by 100 miles or more the principal location in which the Officer is required to perform services.

               (g) "Salary" shall mean the Officer's annual base salary rate at the greater of (l) the date of the Change in Control, or
          (2) the date the Officer's employment with the Employer terminates.

    2.    BENEFITS UPON TERMINATION OF EMPLOYMENT.

               (a) If, at any time within twenty-four (24) months after a Change in Control occurs (i) the employment of an Officer with his or her Employer terminates for any reason other than Good Cause, or (ii) the Officer terminates his or her employment with Employer for Good Reason, subject to the Benefit Limit set forth in Section 14(b), Employer shall provide Officer benefits (the "Change in Control Benefit") equal to:

                         (1) Three (3) years' Salary (less any customary taxes and withholdings) payable in three (3) equal annual installments beginning on the first of the month following the month in which the Officer's employment terminates and becomes payable thereafter on the anniversary of said payment date.
                         (2)  If an Officer elects to continue health
               benefit coverage under the Company's health benefit coverage plans pursuant to COBRA, Employer will provide such COBRA coverage, without charge, to such officer and eligible dependents until the earlier of (x) three years from the date Officer's employment terminates, or (y) the first date on which Officer is covered under another employer's health benefit program without exclusion for any pre-existing medical condition.

                         (3)  The Company will make provision in its
               Supplemental Executive Retirement Plan (SERP) so that each Officer will receive combined retirement benefits under the SERP and the Company's Retirement Plan equivalent to that which would be provided if such Officer had three additional years of service credit and were three years older on the date of his or her retirement.

          (b) The Officer shall be entitled to only one Change in Control Benefit under this Plan. The Change in Control Benefit will be made only if Officer executes the Release Agreement (attached hereto as Exhibit C) and will begin following the expiration of the seven (7) day revocation period under said Release. No payments will be made under the Plan to Officer if Officer revokes the Release. In the event that the Officer dies before receiving the full Change in Control Benefit, his or her Beneficiary shall be paid the remaining payments as they become due.

          (c) If the employment of an Officer with Employer is terminated by Employer or Officer, other than under circumstances set forth in Section 2(a), the Employer shall have no further obligation with respect to the Officer under this Plan.

          (d) This Plan shall have no effect, and Employer shall have no obligations hereunder, with respect to an Officer whose employment terminates for any reason at any time other than within twenty-four (24) months after a Change in Control.

    3.    NO SOLICITATION OF REPRESENTATIVES AND OFFICERS.

          No Officer shall, directly or indirectly, in his or her individual capacity or otherwise, induce, cause, persuade, or attempt to induce, cause, or persuade, any representative, agent or employee of Company or any of its Affiliates and Associates to terminate such person's employment relationship with Company or any of its Affiliates and Associates, or to violate the terms of any agreement between said representative, agent or employee and Company or any of its Affiliates or Associates.

    4.    CONFIDENTIALITY.

          Preservation of a continuing business relationship between Company or its Affiliates and Associates and their respective customers, representatives, and employees is of critical importance to the continued business success of Company, its Affiliates and Associates and it is the active policy of Company and its Affiliates and Associates to guard as confidential certain information not available to the public relating to the business affairs of Company and its Affiliates and Associates. In view of the foregoing, no Officer shall, without the prior written consent of Company, disclose to any person or entity any such confidential information that was obtained by the Officer in the course of his or her employment by Employer. This section shall not be applicable if and to the extent the Officer is required to testify in a legislative, judicial or regulatory proceeding pursuant to an order of Congress, any state or local legislature, a judge or an administrative law judge or is otherwise required by law to disclose such information.

    5.    FORFEITURE.

          If an Officer shall at any time violate any obligation under
          Section 3 or 4 in a manner that results in material damage to Company or its Affiliates or Associates, or its business, he or she shall immediately forfeit his or her right to any benefits under this Plan, and Employer shall thereafter have no further obligation hereunder to the Officer or his or her Beneficiary or any other person.

    6.    OFFICER ASSIGNMENT.

          Neither the Officer nor his or her Beneficiary shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify, or otherwise encumber in advance any of the benefits payable hereunder, nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony, or separate maintenance owed by the Officer or his or her Beneficiary, or be transferable by operation of law in the event of bankruptcy, insolvency, or otherwise.

    7.    BENEFITS UNFUNDED.

          The Plan is intended to be unfunded for purposes of Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The Employer's obligation under this Plan shall be that of an unfunded and unsecured promise by the Employer to pay money in the future. All distributions under this Plan shall be paid from the general assets of the Employer. The right of the Officer or any Beneficiary to receive a distribution under this Plan shall be an unsecured claim against the general assets of the Employer, and neither the Officer nor any Beneficiary shall have any rights in or against any assets of the Employer or Company and its Affiliates and Rune.

    8.    APPLICABLE LAW.

          The Plan and all matters arising under it shall be governed by the laws of the State of California except to the extent preempted by federal law.

    9.    NO EMPLOYMENT CONTRACT.

          This Plan shall not be deemed to constitute a contract of employment between an Officer and his or her Employer, nor shall any provision hereof restrict the right of the Employer to discharge the Officer, or restrict the right of the Officer to terminate his or her employment.

    10.   SEVERABILITY.

          In the event any provision of this Plan is held illegal or invalid, the remaining provisions of this Plan shall not be affected thereby.

    11.   SUCCESSORS.

          The Plan shall be binding upon and inure to the benefit of Company and its Affiliates and Associates, the Officers and their respective heirs, representatives and successors. As a condition to any Change in Control, the new controlling organization or any other person described in Section l(c) must agree to assume and to discharge the obligations of the Employer under this Plan. Upon the occurrence of such event, the term "Employer" as used in the Plan shall be deemed to refer to such new controlling organization or other person.

    12.  CLAIMS PROCEDURE.

          The Employer or its delegated shall have the power, in its discretion, to interpret and make all determinations as to rights to benefits under this Plan, its interpretation or determinations thereof in good faith to be final and conclusive on the Officer and his or her Beneficiary and shall be subject to review only to the extent a court concludes that such interpretation or determinations are arbitrary and capricious.

          If a claim for benefits under the Plan is denied in whole or in part, the claimant will be notified by the Employer or its delegatee within 90 days of the date the claim is delivered to the Employer, or 180 days if the claimant is told that additional time is needed. The notification will be written in understandable language and will state (i) specific reasons for denial of the claim, (ii) specific references to Plan provisions on which the denial is based, (iii) a description (if appropriate) of any additional material or information necessary for the claimant to perfect the claim and why such material or information is necessary, and (iv) an explanation of the procedure for reviewing the denied claim. A claim that is not acted upon within 90 days (or 180 days in the case of an extension) may be deemed by the claimant to have been denied.

          Within 60 days after a claim has been denied, or deemed denied, the claimant or his or her authorized representative may make a request for a review by submitting to the Employer a written statement (a) requesting a review of the denial of the claim; (b) setting forth all of the grounds upon which the request for review is based and any facts in support thereof; and (c) setting forth any issues or comments which the claimant deems relevant to the claim. The claimant may review pertinent documents relating to the denial.


          The Employer or its delegatee shall make a decision on review within 60 days after the receipt of the claimant's request for review or receipt of all additional materials reasonably requested by the Administrator from the claimant, unless an extension of time for processing a review is required, in which case the claimant will be notified and a decision will be made within 120 days of receipt of the request for review. The decision will be in writing, and in understandable language. It will give specific references to the Plan provisions on which the decision is based. The decision of the Employer or its delegatee on review shall be final and conclusive upon all persons except to the extent it is found by a court to be arbitrary or capricious.

    13.   AMENDMENT AND TERMINATION.

          Company shall have the right to amend this Plan from time to time and may terminate this Plan at any time; provided that within twenty-four (24) months following a Change in Control (i) no amendment may be made that diminishes any Officer's right in the event of a termination of employment, following such Change in Control, and (ii) the Plan may not be terminated. This Section 13 may not be amended.

    14.   TAXES; BENEFIT LIMIT.

          (a) It is intended that this Plan shall be a non-qualified deferred compensation plan and that any right to payments hereunder shall not be treated as taxable income to the Officer or any Beneficiary prior to distribution thereof. Any payments made under this Plan shall be made net of any customary employment and withholding taxes.

    (b) In the event that the change in Control Benefit received or to be received by an Officer in connection with a Change in Control (the "Change in Control Payments") would, in whole or in part, be subject to excise tax under Section 4999 of the Internal Revenue Code (the "Excise Tax"), then the aggregate present value measured at the date of the payments and benefits to which the Officer shall be entitled under Sections 2(a) shall in no event exceed the greater of the following dollar amounts (the "Benefit Limit"):

          (i) 2.99 times such Officer's average W-2 wages for the five (5) calendar years (or such fewer number of calendar years of employment with the Company) completed immediately prior to the calendar year in which the Change in Control is effected (with W-2 wages for partial years annualized) less the present value of other payments to such Officer which are treated as "parachute payments" under Section 280G(b)(2) of the Internal Revenue Code; or

          (ii) The amount which yields the greatest after-tax amount of payments and benefits under such Section 2(a) after taking into account any excise tax imposed under Section 4999 of the Internal Revenue Code. "Present value" shall be determined in accordance with the provisions of Section 280 G(d)(4) of the Internal Revenue Code, utilizing a discount rate equal to 120% of the applicable Federal rate in effect at the time of such determination. If the foregoing provisions produces a reduction in the Change in Control Benefit, such reduction shall be applied to the salary continuation provided in Section 2(a)(1).

    (c) If there is any disagreement between an Officer and Company as to whether one or more payments or benefits to which the Officer becomes entitled in connection with either the Change in Control or subsequent termination or resignation are subject to the Excise Tax, such dispute will be resolved as follows:

          (i) In the event temporary, proposed or final Treasury Regulations in effect at the time under Code Sections 280G and 4999 (or applicable judicial decisions) specifically address the status of any such payment or Benefit, or the method of valuation therefore, the characterization afforded to such payment by the Regulations (or such decisions) will, together with the applicable valuation methodology, be controlling.

          (ii) In the event Treasury Regulations (or applicable judicial decisions) do not address the status of any payment or benefit in dispute, the matter will be submitted for resolution to independent tax counsel selected by Company ("Independent Counsel"). The resolution reached by Independent Counsel will be final and controlling; provided, however, that if in the judgment of Independent Counsel the status of the payment in dispute can be resolved through the obtainment of a private letter ruling from the Internal Revenue Service, a formal and proper request for such ruling will be prepared and submitted by Independent Counsel, and the determination made by the Internal Revenue Service in the issued ruling will be controlling. All expenses incurred in connection with the retention of Independent Counsel and (if applicable) the preparation and submission of the ruling request will be paid by Company.

          (iii)In the event Treasury Regulations (or applicable judicial decisions) do not address the appropriate valuation methodology for any payment or benefit in dispute, the Present Value thereof will, at the Independent Counsel's election, be determined through an independent third-party appraisal, and the expenses incurred in obtaining such appraisal will be paid by you [and Company].

    IN WITNESS WHEREOF, Company has caused this instrument to be executed in its name by its duly authorized officers all as of this _____ day of February, ____________.


SJW CORP.


By  /s/
    -----------------


Its /s/
    -----------------

                                 EXHIBIT A
                                 OFFICERS


G. J. Belhumeur, Vice President, San Jose Water Company
A. Yip, Vice President, San Jose Water Company
R. J. Balocco, Vice President, San Jose Water Company
R. J. Pardini, Vice President, San Jose Water Company
R. S. Yoo, Vice President, San Jose Water Company
D. R. Drysdale, Vice President, San Jose Water Company
R. A. Loehr, Secretary, San Jose Water Company
J. C. Johansson, Vice President, San Jose Water Company
A. Elliott, Controller, San Jose Water Company
W. Richard Roth, President, SJW Corp.
J. Weinhardt, President, SJW Land


                                 EXHIBIT B
                       DESIGNATION OF BENEFICIARIES



I,  ______________________________________, hereby designate the following person(s) as my Beneficiary(ies) under the SJW Corp. Executive Severance Plan (the "Plan") to receive any amounts that might be payable as of the date of my death:

Name:      Percentage:   %
Address:

Name:      Percentage:   %
Address:

This designation supersedes all prior Beneficiary designations I have made under the Plan.

DATED:         , 19_____

                                 EXHIBIT C
                             RELEASE AGREEMENT



This Release Agreement ("Release") was given to me, ("Officer"), this ___ day _____ of ,____, by (the "Employer"). At such time as this Release becomes effective and enforceable (i.e., the revocation period discussed below has expired), and assuming Officer is otherwise eligible for payments under the terms of the SJW Corp. Executive Severance Plan (the "Plan"), Employer agrees to pay Officer pursuant to the terms of the Plan an amount equal to $ payable in three (3) equal annual installments (minus customary payroll taxes and withholdings).

In consideration of the receipt of the promise to pay such amount, Officer hereby agrees, for himself or herself, his or her heirs, executors, administrators, successors and assigns (hereinafter referred to as the "Releasors"), to fully release and discharge the Employer and its officers, directors, employees, agents, insurers, underwriters, subsidiaries, parents, affiliates, associates, successors and assigns (hereinafter referred to as the "Releasees") from any and all actions, causes of action, claims, obligations, costs, losses, liabilities, damages and demands under any federal, state or local law or laws, or common law, whether or not known, suspected or claimed, which the Releasors have, or hereafter may have, against the Releasees arising out of or in any way related to Officer's employment or termination of employment with the Employer.

It is understood and agreed that this Release extends to all such claims and/or potential claims, and that Officer, on behalf of the Releasors, hereby expressly waives all rights with respect to all such claims under California Civil Code Section 1542, which provides as follows:

A general release does not extend to claims which the creditor does not know or suspect to exist in his or her favor at the time of executing the release, which if known by him or her must have materially affected his or her settlement with the debtor.

It is further understood and agreed that this Release includes claims and rights Officer might have under the Age Discrimination in Employment Act ("ADEA"). The Officer's waiver of rights under the ADEA does not extend to claims or rights that might arise after the date this Release is executed. The monies to be paid to the Officer in this Release are in addition to any sums to which he or she would be entitled without signing this Release. For a period of seven (7) days following execution of this Release, Officer may revoke the terms of this Release by a written document received by the Employer on or before the end of the seven (7) day period. The Release will not be final until said revocation period has expired. No payments will be made under the Plan if the Officer revokes this Release.

Officer executes this Release without reliance on any representation by any Releasee. Officer acknowledges that he or she has read and does understand the provisions of the Release set forth in the preceding paragraph, that he or she has had an opportunity to consult with an attorney prior to executing this Release, that he or she was given twenty-one (21) days in which to consider entering into this Release, that he or she affixes his or her signature hereto voluntarily and without coercion, and that no promise or inducement has been made other than those set out in this Release. This document does not constitute, and shall not be admissible as evidence of, an admission by any Releasee as to any fact or matter.

In case any part of this Release is later deemed to be invalid, illegal or otherwise unenforceable, Officer agrees that the legality and enforceability of the remaining provisions of this Release will not be affected in any way.



Dated:
                                                ("Officer")