Form 10-Q
period 1999-03-31
SJW CORP
filed 1999-05-14
CIK 766829

1

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended        March 31, 1999
                 ------------------------------------------------
Commission file number   1-8966
                      -------------------------------------------
                              SJW Corp.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

       California                            77-0066628
-----------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)

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

Yes  x   No
   -----   -----
              APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of May 1, 1999 and as of the
          date of this report are 3,045,147.
                                  ---------
                 PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                   SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    AND COMPREHENSIVE INCOME
                           (UNAUDITED)
            (In thousands, except per share amounts)

                                           THREE MONTHS ENDED
                                                MARCH 31
                                            1999           1998
                                        -----------------------
Operating revenue                       $  21,067        19,336
Operating expense:
  Operation:
    Purchased water                         3,931         3,511
    Power                                     561           488
    Pump taxes                              2,353         2,087
    Other                                   4,760         4,518
  Maintenance                               1,621         1,755
  Property taxes and other
    non-income taxes                          936           879
  Depreciation and amortization             2,563         2,398
  Income taxes                              1,184         1,013
                                        -----------------------
Total operating expenses                   17,909        16,649
                                        -----------------------
  Operating income                          3,158         2,687
Other income                                  131           120
Dividend income                               298           294
Interest and other charges                 (1,806)       (1,575)
                                        -----------------------
  Net income                            $   1,781         1,526
                                        =======================
Other comprehensive loss:
  Unrealized loss on investment            (7,493)       (2,715)
  Income taxes related to other
    comprehensive loss                      3,072         1,113
                                        -----------------------
    Other comprehensive loss, net          (4,421)       (1,602)
                                        -----------------------
      Comprehensive loss                $  (2,640)          (76)
                                        =======================
Basic earnings per share                $    0.58          0.48
                                        =======================
Comprehensive loss per share            $   (0.86)        (0.02)
                                        =======================
Dividends per share of common stock     $    0.60
0.585
                                        =======================
Weighted average shares outstanding         3,084         3,170
                                        =======================
                   SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                         (In thousands)


                                           MARCH 31  DECEMBER 31
                                             1999        1998
                                           ---------------------
                             ASSETS
Utility plant                              $410,401      403,227
Less accumulated depreciation and           125,304      122,809
  amortization                             ---------------------

     Net utility plant                      285,097      280,418
Non-utility property                         11,317       11,360
Current assets:
  Cash and equivalents                          593        8,066
  Accounts receivable and accrued revenue    10,948       11,910
  Prepaid expenses and other                    981        1,249
                                           ---------------------
                                             12,522       21,225

Other assets:
  Investment in Calif. Water Service Group   26,949       34,442
  Debt issuance and reacquisition costs       4,001        4,032
  Regulatory assets                           5,141        5,137
  Goodwill                                    1,978        2,000
  Other                                         780          766
                                           ---------------------
     Total other assets                      38,849       46,377
                                           ---------------------
                                           $347,785      359,380
                                           =====================

                 CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock                             $  9,516        9,899
  Additional paid-in capital                 12,356       19,085
  Retained earnings                         104,436      104,553
  Accumulated other comprehensive income      5,191        9,612
                                           ---------------------
Shareholders' equity                        131,499      143,149
Long-term debt                               90,000       90,000
                                           ---------------------
     Total capitalization                   221,499      233,149
Current liabilities:
  Line of credit                              3,200            -
  Accounts payable                            1,185        2,163
  Accrued interest                            1,967        2,720
  Accrued pump taxes and purchased water      1,964        2,423
  Income and non-income taxes payable         3,005        1,353
  Other current liabilities                   2,450        3,095
                                           ---------------------
     Total current liabilities               13,771       11,754

Deferred income taxes and tax credits        25,059       27,790
Other non-current liabilities                 3,081        2,916
Advances for and contributions in aid
  of construction                            84,375       83,771
                                           ---------------------
                                           $347,785      359,380
                                           =====================
                   SJW CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                         (In thousands)

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                                 1999      1998
                                               ----------------
Operating activities:
  Net income                                   $ 1,781     1,526
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                2,563     2,398
    Deferred income taxes and credits           (2,731)     (790)
    Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue      962       699
      Prepaid expenses and other                   268       308
      Accounts payable and other
       current liabilities                      (1,623)      212
      Accrued pump taxes and purchased water      (459)     (188)
      Income and non-income taxes payable        1,652     1,135
      Accrued interest                            (753)   (1,013)
      Other changes, net                         3,364       787
                                               -----------------
Net cash provided by operating activities        5,024     5,074
                                               -----------------
Investing activities:
  Additions to utility plant                    (7,429)   (6,908)
  Cost to retire utility plant                    (128)       43
                                               -----------------
Net cash used in investing activities           (7,557)   (6,865)
                                               -----------------
Financing activities:
  Borrowings on line of credit                   3,200         -
  Dividends paid                                (1,898)   (1,855)
  Advances and contributions in aid of
    construction                                 1,092       978
  Refunds of advances                             (223)     (191)
  Purchase of common stock                      (7,111)        -
                                                ----------------
Net cash used in financing activities           (4,940)   (1,068)
                                                ----------------
Net change in cash and equivalents              (7,473)   (2,859)
                                                ----------------
Cash and equivalents, beginning of period        8,066     3,832

Cash and equivalents, end of period             $  593       973
                                                ================
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                   $ 2,517     2,500

                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1999


NOTE I-GENERAL
       -------
       In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

       The Notes to Consolidated Financial Statements incorporated by reference in SJW Corp.'s 1998 Annual
       Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

       Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share is not shown.

       SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers. Non-utility revenue, assets, and net income do not have a material effect on the corporation's financial condition and results of operation.


NOTE II-IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
        ----------------------------------------
       In March 1998, The American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1) Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs during the design, coding, hardware installation, and testing be capitalized. Internal and external costs associated with the preliminary project stage and the post-implementation/operation stage should be expensed as incurred. SJW Corp. adopted this statement on January 1, 1999. The adoption of SOP 98-1 did not have a material impact on SJW Corp.'s results of operations and financial condition.
       In 1998, the AICPA issued SOP 98-5 Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The SOP applies to start-up activities of development stage entities as well as established operating entities. SJW Corp. adopted this statement on January 1, 1999. The adoption of SOP 98-5 did not have a material impact on SJW Corp.'s results of operations and financial condition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

        Liquidity and Capital Resources:
        -------------------------------
        SJW Corp. and its subsidiaries have available a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. At March
        31, 1999, SJW Corp. had available an unused short-term bank line of credit of $16,800,000.

        San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities in order to comply with environmental regulations. Net capital expenditures for 1999 are estimated at $22,200,000. For the five-year period from 1999 to 2003, San Jose Water Company's net capital expenditures are estimated to aggregate $120,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

        General:
        -------
        SJW Corp. is a holding company that was created in 1985 through an agreement of merger with San Jose Water Company. SJW Corp. has operational and financial flexibility and can engage in non-utility activities.

        San Jose Water Company is a public utility in the business of providing water service to approximately 971,000 people in the metropolitan San Jose area.
        SJW Land Company, a wholly-owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Corporation's headquarters and the San Jose Arena.

        SJW Corp. also owns 1,099,952 shares of California Water
        Service Group.


        Results of Operations:
        ---------------------

        Overview

        SJW Corp.'s consolidated net income for the first quarter of 1999 was $1,781,000, an increase of 17% from $1,526,000 in the first quarter of 1998. The increase in consolidated net income is due primarily to increased revenue as a result of increased water consumption.
        First quarter 1998 earnings were affected by unusually heavy rainfall which reduced customer usage.

        Operating Revenue

        The change in consolidated operating revenue from the same period in 1998 is due to the following factors:

                                      Three months ended
                                    March 31, 1999  vs. 1998
                                    ------------------------
                                             Increase
        ----------------------------------------------------
        Utility:
          Consumption                     $   786,000    4.1%
          New customers                       126,000    0.7
          New rates                           735,000    3.8
          Real estate                          84,000    0.4
        ----------------------------------------------------
                                          $ 1,731,000    9.0%
        ====================================================
        Operating Expense

        The change in consolidated operating expense, excluding income taxes, from the same period in 1998 is due to the following:

                                      Three months ended
                                    March 31, 1999  vs. 1998
                                    ------------------------
                                            Increase
        ----------------------------------------------------
        Operation and maintenance         $  867,000     5.5%
        Depreciation                         165,000     1.1
        General taxes                         57,000     0.4
        ----------------------------------------------------
                                          $1,089,000     7.0%
        ====================================================

        The increase in operation and maintenance expense is due primarily to increased water production costs, resulting from the increase in customer water consumption.

        Income tax expense increased $171,000, or 17%, in comparison to the first quarter of 1998. The effective rate for each period is approximately 41%.

        Interest expense increased $231,000, or 15%, due to the issuance of Series E Senior Note in December, 1998.

        Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and is not indicative of the results for the calendar year. The average usage per metered customer in the first quarter of 1999 increased 6% from the first quarter of 1998.


        Water Supply

        On April 21, 1999, Santa Clara Valley Water District's ten storage reservoirs were 87% full with 146,251 acre feet of water, which is above average for the past 20 years. The rainfall in the winter of 1999 maintained a slightly above average surface water supply for the Corporation. Surface water is a less costly source of water and its availability significantly impacts the results of operation.
        Year 2000 Issues

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

        San Jose Water Company has an IT master plan that identifies systems that need to be replaced due to age, or need to be modified to generate operating and customer service benefits. The systems that are currently identified as non-assured were scheduled to be upgraded as part of the IT master plan. The last of these upgrades will be complete in August, 1999.

        Management also contacted critical third party suppliers regarding their Y2K readiness. Suppliers of water, power, and other goods are critical to San Jose Water Company's operations. The suppliers described their state of readiness and contingency plans, if available. The company's wholesale supplier, Santa Clara Valley Water District (SCVWD), relies on the supply from the state government's Department of Water Resources (DWR). As of today, DWR has completed the modification required to be Y2K assured, and the DWR consultant is currently conducting tests on the enhancement. Contingency plans are in place to supply the SCVWD system by gravity from Anderson Reservoirs.

        To date there have been no significant costs associated solely with Y2K issues. The company does not anticipate incurring material future costs directly related to the Y2K, such as modifying software and hiring Y2K solution providers. No major IT projects have been deferred due to Y2K issues. The costs of identifying the issues, evaluating the systems, inquiring about third party suppliers' Y2K preparedness, and any testing are currently being expensed. Future Y2K assurance consulting costs are expected to approximate $10,000 and will be expensed before September 1999.

        San Jose Water Company has Y2K contingency plans covering accounting, operations, and information systems. These plans will be modified as additional information becomes available. In the worst case scenario, if SCVWD is unable to provide water to the company, power supplies are interrupted, and the computer system that controls the water distribution function fails, the company may be able to use its standby generators to pump limited water from its wells to the distribution system.


        Regulatory Affairs

        The Public Utilities Commission of California rendered a rate decision on July 17, 1996, approving an average annual rate increase of 1.25% through 1999 for San Jose Water Company. These rate increases are based on rates of return on a rate base of 9.25% for the years 1997 through 1999, reflecting a return on common equity of 10.2%. The increase for 1999 is to offset operational and financial attrition.

        On January 1, 1999, San Jose Water Company was approved for a step rate increase in the amount of $1,404,000 or 1%.


                   PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

       Management has consistently maintained that any future award to the plaintiff will be within the stated limit of the Corporation's insurance coverage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the 1999 Annual Meeting of Shareholders of the
        Corporation held on April 22, 1999, nine directors were re-elected to the Board of Directors, and the appointment of KPMG LLP as independent auditors for 1999 was ratified by the following votes:

        Name of Director           In Favor       Against
        -------------------------------------------------

        Mark L. Cali               2,850,536      23,370
        J. Philip DiNapoli         2,852,621      21,285
        Drew Gibson                2,819,829      54,077
        Ronald R. James            2,848,794      25,112
        George Moss                2,852,539      21,367
        Roscoe Moss, Jr.           2,852,339      21,567
        W. Richard Roth            2,852,493      21,413
        Charles J. Toeniskoetter   2,851,273      22,633
        J.W. Weinhardt             2,853,039      20,867

        Ratification of appointment of independent auditors for 1999:

        In Favor              Against             Abstaining
        ----------------------------------------------------

        2,825,429             12,528              35,949

        At the same annual meeting, a shareholder proposal which requested that SJW Corp. not give any money or anything of value to Silicon Valley/Metropolitan San Jose Chamber of Commerce was rejected.

        In Favor     Against       Abstaining     Non-votes
        ----------------------------------------------------

        127,016      2,147,771     128,673        470,446


ITEM 5. OTHER INFORMATION

        On October 22, 1998, the Board of Directors approved a stock repurchase program whereby SJW Corp. can repurchase up to 250,000 shares of its outstanding shares. As of March 31, 1999, the Corporation has repurchased 125,200 shares at the prevailing market price at an aggregate cost of $7,271,000 of which $7,111,000 was repurchased during the first quarter of 1999. All repurchased shares have been cancelled and are considered authorized and non-issued.

        On April 22, 1999, the Board of Directors declared the regular quarterly dividend of $.60 per common share. The dividend will be paid June 1, 1999, to shareholders of record as of the close of business on May 3, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

        There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 1999.

   (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1999.


ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

        The Corporation has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to change in market rates and prices.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SJW Corp.


Date: May 13, 1999       By   /s/
                                    -----------------------------
-

                              ANGELA YIP
                              Vice President of Finance
                              Chief Financial Officer & Treasurer