Form 10-Q
period 1999-06-30
SJW CORP
filed 1999-08-16
CIK 766829

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended        June 30, 1999
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of August 1, 1999 and as of the date of this report are 3,045,147.

                 PART 1.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
        --------------------

                   SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    AND COMPREHENSIVE INCOME
                           (UNAUDITED)
                (In thousands, except share data)

                         THREE MONTHS ENDED    SIX MONTHS ENDED
                               JUNE 30              JUNE 30
                          1999       1998      1999        1998
                       ------------------------------------------
Operating revenue     $  30,188     25,508    51,255      44,844
Operating expense:
  Operation:
    Purchased water       7,138      5,947    11,069       9,458
    Power                   954        811     1,516       1,299
    Pump taxes            3,928      2,599     6,280       4,686
    Other                 4,735      4,045     9,495       8,562
  Maintenance             1,662      1,746     3,283       3,501
  Property and other
    nonincome taxes         925        858     1,861       1,737
  Depreciation and        2,553      2,398     5,116       4,796
    amortization
  Income taxes            2,745      2,412     3,929       3,425
                       ------------------------------------------
Total operating expenses 24,640     20,816    42,549      37,464
                       ------------------------------------------
Operating income          5,548      4,692     8,706       7,380
Gain on sale of nonutility
  property, net of tax        -      1,629         -       1,629
Other income                 99        142       230         261
Dividend income             298        294       597         588
Interest and other
  charges                (1,870)    (1,567)   (3,677)     (3,142)
                       ------------------------------------------
Net income            $   4,075      5,190     5,856       6,716
                       ==========================================
Other comprehensive income (loss):
  Unrealized gain (loss)
    on investment         1,787     (2,131)   (5,706)     (4,847)
  Income taxes related to
    other comprehensive
    income (loss)          (732)       874     2,340       1,987
                       ------------------------------------------
Other comprehensive
  income (loss), net      1,055     (1,257)   (3,366)     (2,860)
                       -----------------------------------------
Comprehensive income  $   5,130      3,933     2,490       3,856
                       =========================================
Basic earnings per
  share               $    1.34       1.64      1.91        2.12
                       =========================================
Comprehensive income
  per share           $    1.68       1.24       .81        1.22
                      ===========================================
Dividends per share
  of common stock     $    0.60      0.585       1.20       1.17
                       ==========================================
Weighted average
  shares outstanding  3,045,147  3,170,347  3,064,814  3,170,347
                       ==========================================
                   SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                         (In thousands)
                                           JUNE 30   DECEMBER 31
                                             1999         1998
                                           ---------------------
ASSETS
Utility plant                              $416,814      403,227
Less accumulated depreciation and
  amortization                              127,894      122,809
                                           ---------------------
    Net utility plant                       288,920      280,418
Nonutility property                          11,327       11,360
Current assets:
  Cash and equivalents                        2,602        8,066
  Accounts receivable and accrued
    revenue                                  16,424       11,910
  Prepaid expenses and other                  1,123        1,249
                                           ---------------------
  Total current assets                       20,149       21,225
Other assets:
  Investment in California Water
    Service Group                            28,736       34,442
  Debt issuance and reacquisition costs       3,961        4,032
  Regulatory assets                           5,152        5,137
  Goodwill                                    1,957        2,000
Other                                           849          766
                                           ---------------------
Total other assets                           40,655       46,377
                                           ---------------------
                                           $361,051      359,380
                                           =====================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                             $  9,516        9,899
  Additional paid-in capital                 12,356       19,085
  Retained earnings                         106,684      104,553
  Accumulated other comprehensive income      6,246        9,612
                                           ---------------------
Shareholders' equity                        134,802      143,149
Long-term debt                               90,000       90,000
                                           ---------------------
Total capitalization                        224,802      233,149

Current liabilities:
  Line of credit                              2,900            -
  Accrued interest                            2,746        2,720
  Accounts payable                            1,571        2,163
  Accrued pump taxes and purchased water      4,476        2,423
  Income and nonincome taxes payable          4,433        1,353
  Other current liabilities                   3,838        3,095
                                           ---------------------
Total current liabilities                    19,964       11,754

Deferred income taxes and tax credits        25,817       27,790
Other non-current liabilities                 3,330        2,916
Advances for and contributions in aid
  of construction                            87,138       83,771
                                           ---------------------
                                           $361,051      359,380
                                           =====================


                   SJW CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                         (In thousands)
                                                 SIX MONTHS ENDED
                                                      JUNE 30
                                                  1999      1998
                                                -----------------
Operating activities:
  Net income                                    $ 5,856    6,716
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               5,116    4,796
      Deferred income taxes and credits          (1,973)    (359)
      Gain on sale of nonutility property             -   (1,629)
      Changes in operating assets and liabilities:
        Accounts receivable and accrued revenue  (4,514)  (2,977)
        Prepaid expenses and other                  126      212
        Accounts payable and other
          current liabilities                       151    1,795
        Accrued pump taxes and purchased water    2,053    1,400
        Income and nonincome taxes payable        3,080    2,637
        Other changes, net                        2,991      777
                                                -----------------
Net cash provided by operating activities        12,886   13,368
                                                -----------------
Investing activities:
  Additions to utility plant                    (14,039) (14,979)
  Additions to nonutility property                  (53)  (3,606)
  Cost to retire utility plant                     (219)      84
  Net proceeds from sale of nonutility property       -    3,073
                                                -----------------
Net cash used in investing activities           (14,311) (15,428)
                                                -----------------
Financing activities:
  Dividends paid                                 (3,725)  (3,709)
  Borrowings from line of credit                  2,900        -
  Advances and contributions in aid of            4,576    2,758
    construction
  Refunds of advances                              (679)    (626)
  Purchase and retirement of common stock        (7,111)       -
                                                -----------------
Net cash used in financing activities            (4,039)  (1,577)
                                                -----------------
Net change in cash and equivalents               (5,464)  (3,637)
                                                 ----------------
Cash and equivalents, beginning of period         8,066    3,832
                                                ----------------
Cash and equivalents, end of period             $ 2,602      195
                                                ================
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                    $3,524     2,972
    Income taxes                                   517       299
                   SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1999


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources:

     SJW Corp. and its subsidiaries have available a commercial bank line of credit that provides for unsecured borrowings of up to $20,000,000 at rates which approximate the bank's prime or reference rate. On June 30, 1999, SJW Corp. had available an unused short-term bank line of credit of $17,100,000.

     San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment, transmission and distribution, and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1999 are estimated at $21,400,000. For the five year period from 1999 to 2003, San Jose Water Company's net capital expenditures are estimated to aggregate $110,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

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

     Results of Operations:

     Overview

     SJW Corp.'s consolidated net income for the second quarter of 1999 was $4,075,000 a decrease of 21% from $5,190,000 in the second quarter of 1998. The decrease in consolidated net income was due primarily to a gain on sale of nonutility property in the second quarter of 1998, partially offset by increased customer usage.

     Operating Revenue

     The change in consolidated operating revenue from the same period in 1998 was due to the following factors:

                        Three months ended    Six months ended
     Operating revenue June 30 1999 vs 1998  June 30 1999 vs 1998
                        Increase/(decrease)   Increase/(decrease)
     ------------------------------------------------------------
     Utility:
       Consumption      $ 3,143,000   12%          $3,929,000  9%
       New rates          1,214,000    5            1,949,000  4
       New customers        198,000    1              324,000  1
     Parking & Rental       125,000    -              209,000
                        ----------------------------------------
                        $ 4,680,000   18%          $6,411,000 14%
                        =========================================

     Operating Expense

     The change in consolidated operating expense, excluding income taxes, from the same period in 1998 was due to the following:

                        Three months ended    Six months ended
     Operating expense June 30 1999 vs 1998  June 30 1999 vs 1998
                        Increase/(decrease)   Increase/(decrease)
     -----------------------------------------------------------
     Operation and
      Maintenance       $ 3,269,000   18%      $ 4,137,000  12%
     Depreciation           155,000    1           320,000   1
     General Taxes           67,000    -           124,000   -
                        -----------------------------------------
                        $ 3,491,000   19%      $ 4,581,000  13%
                        =========================================

     The increase in operation and maintenance expense was primarily due to increased water production costs from higher water consumption.

     Income tax expense increased $333,000 or 14% in comparison to the second quarter of 1998. Year-to-date income tax expense decreased $504,000 over the same six-month period of 1998.

     The water business is highly seasonal in nature, therefore a comparison of the revenue and expense of the current quarter with the immediate preceding quarter would not be meaningful. Average usage per metered customer in the second quarter of 1999 increased 12% from the second quarter of 1998. Year-to-date average usage per metered customer increased 10% over 1998.
     Water Supply

     On July 29, 1999, Santa Clara Valley Water District's 10 reservoirs were 73% full with 124,338 acre feet of water in storage -- which is above average for the past 20 years. As of August 1, 1999, the water level in the Santa Clara groundwater basin exceeded the 30-year average. The rainfall in the winter of 1999 provided moderately above average surface water supplies to the Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

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

     San Jose Water Company has an IT master plan that identifies systems that need to be replaced due to age, or need to be modified to generate operating and customer service benefits. The systems that are currently identified as non-assured were scheduled to be upgraded as part of the IT master plan. The last of these upgrades will be complete in October, 1999.

     Management also contacted critical third party suppliers regarding their Y2K readiness. Suppliers of water, power, and other goods are critical to San Jose Water Company's operations. The suppliers described their state of readiness and contingency plans, if available. The company's wholesale supplier, Santa Clara Valley Water District (SCVWD), relies on the supply from the state government's Department of Water Resources (DWR). As of today, DWR has completed the modification required to be Y2K assured, and the DWR consultant has completed its audit on the enhancement. Contingency plans are in place to supply the SCVWD system by gravity from Anderson Reservoir.

     To date there have been no significant costs associated solely with Y2K issues. The company does not anticipate incurring material future costs directly related to the Y2K, such as modifying software and hiring Y2K solution providers. No major IT projects has been deferred due to Y2K issues. The costs of identifying the issues, evaluating the systems, inquiring about third party suppliers' Y2K preparedness, and any testing are currently being expensed. Future Y2K assurance consulting costs are expected to approximate $10,000 and will be expensed before October 1999.

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

     On July 1, 1999, San Jose Water Company was approved for an offset rate increase in the amount of $3,304,000 or 3.2% to offset the purchased water and pump tax rate increase instituted by the Santa Clara Valley Water District. Offset rate increase is a cost reimbursement and is not designed to increase the earnings of the utility.

                   PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Item 5. OTHER INFORMATION

    On October 22, 1998, the Board of Directors approved a stock repurchase program whereby SJW Corp. can repurchase up to 250,000 shares of its outstanding shares. As of June 30, 1999, the Corporation has repurchased 125,200 shares at the prevailing market price at an aggregate cost of $7,271,000 of which $7,111,000 was repurchased during the first quarter of 1999. All repurchased shares have been cancelled and are considered authorized and non-issued.

   On July 22, 1999, the Board of Directors declared the regular quarterly dividend of $.60 per common share. The dividend will be paid September 1, 1999 to shareholders of record as of the close of business on August 2, 1999.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits required to be filed by Item 601 of Regulation S-K
     There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 1999.
(b.) Reports on Form 8-K
     No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     The Corporation has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to changes in market rates and prices.



                           SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SJW Corp.


Date:  August 13, 1999          By /s/
                                 Angela Yip
                                 Vice President of Finance,
                                 Chief Financial Officer
                                 and Treasurer