Form 10-Q
period 1999-09-30
SJW CORP
filed 1999-11-15
CIK 766829

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended     September 30, 1999
                   ---------------------------------------------
Commission file number    1-8966
                       -----------------------------------------
                             SJW Corp.
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)
----------------------------------------------------------------
       California                               77-0066628
----------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)    Identification No.)
----------------------------------------------------------------
  374 West Santa Clara Street, San Jose, CA        95196
----------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)
                          408-279-7800
----------------------------------------------------------------
(Registrant's telephone number, including area code)
                           Not Applicable
----------------------------------------------------------------
(Former name, former address and former fiscal year changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of November 12, 1999 and as of the date of this report are 3,045,147.
                        ---------

                 PART 1.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
       --------------------
                   SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    AND COMPREHENSIVE INCOME
                           (UNAUDITED)
              (In thousands, except share amounts)

                           THREE MONTHS ENDED  NINE MONTHS ENDED
                              SEPTEMBER 30        SEPTEMBER 30
                             1999      1998       1999      1998
                          --------------------------------------
Operating revenue        $ 37,661    35,821     88,916    80,665
Operating expense:
  Operation:
  Purchased water          10,015     9,187     21,085    18,646
  Power                     1,298     1,328      2,814     2,627
  Pump taxes                5,396     4,996     11,676     9,682
  Other                     5,143     4,414     14,638    12,975
  Maintenance               1,805     1,697      5,087     5,198
  Property and other
    nonincome taxes           999       916      2,861     2,653
  Depreciation and
    amortization            2,558     2,392      7,674     7,188
  Income taxes              3,657     3,923      7,586     7,348
Total operating            -------------------------------------
    expenses               30,871    28,853     73,421    66,317
                          --------------------------------------
Operating income            6,790     6,968     15,495    14,348
Gain on sale on nonutility
  property, net of tax          -         -          -     1,629
Dividend                      298       294        895       883
Interest and other charges (1,855)   (1,543)    (5,533)   (4,686)
Other income                  176        88        407       349
                           -------------------------------------
Net income                $ 5,409     5,807     11,264    12,523
                          ======================================
Other comprehensive
  income(loss):
    Unrealized gain(loss)
      on investment          1,375    (2,749)    (4,331)  (7,596)
    Income taxes related to
      other comprehensive
      income (loss)          (564)    1,127      1,776     3,114
                          --------------------------------------
Other comprehensive
  income (loss), net          811    (1,622)    (2,555)   (4,482)
                         ---------------------------------------

Comprehensive income     $  6,220     4,185      8,709     8,041
                         =======================================
Basic earnings per
  share                  $   1.78      1.83       3.68      3.95
Comprehensive income
  per share                  2.04      1.32       2.85      2.54
Dividends per share      $    .60     0.585       1.80     1.755
Weighted average
  shares outstanding    3,045,147 3,170,347  3,058,258 3,170,347


                   SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)
                         (In thousands)
                                      SEPTEMBER 30   DECEMBER 31
                                         1999           1998
ASSETS                                 -------------------------
Utility plant and intangible
  assets                                 $  425,087      403,227
Less accumulated depreciation and
  amortization                              130,418      122,809
                                       -------------------------
  Net utility plant                         294,669      280,418
Nonutility property                          11,295       11,360
Current assets:
  Cash and equivalents                        1,074        8,066
  Accounts receivable and accrued revenue    17,740       11,910
  Prepaid expenses and other                  1,409        1,249
                                       -------------------------
  Total current assets                       20,223       21,225
Other assets:
  Investment in California Water
  Service Group                              30,111       34,442
  Debt issuance and reacquisition costs       3,920        4,032
  Regulatory assets                           5,160        5,137
  Goodwill                                    1,936        2,000
  Other                                         713          766
                                       -------------------------
  Total other assets                         41,840       46,377
                                       -------------------------
                                         $  368,027      359,380
                                       =========================

CAPITALIZATION AND LIABILITIES
  Capitalization:
  Common stock                           $    9,516        9,899
  Additional paid-in capital                 12,356       19,085
  Retained earnings                         110,266      104,553
  Accumulated other comprehensive income      7,057        9,612

Shareholders' equity                        139,195      143,149
Long-term debt                               90,000       90,000
                                       -------------------------
Total capitalization                        229,195      233,149
Current liabilities:
    Line of credit                            2,900            -
    Accrued interest                          1,989        2,720
    Accounts payable                          1,373        2,163
    Accrued pump taxes and purchased water    4,791        2,423
    Accrued taxes                             4,318        1,353
  Other current liabilities                   3,832        3,095
                                       -------------------------
Total current liabilities                    19,203       11,754

Deferred income taxes and tax credits        26,452       27,790
Advances for and contributions in aid
  of construction                            89,614       83,771
Other noncurrent liabilities                  3,563        2,916
                                       -------------------------
                                         $  368,027      359,380
                                       =========================

                   SJW CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                         (In thousands)
                                            NINE MONTHS ENDED
                                              SEPTEMBER 30
                                             1999        1998
Operating activities:                      ---------------------
  Net income                              $  11,264      12,523
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
  Depreciation and amortization               7,674       7,188
  Deferred income taxes and credits          (1,338)     (1,311)
  Gain on sale of nonutility property             -      (1,629)
  Changes in operating assets and liabilities:
  Accounts receivable and accrued revenue    (5,830)     (6,689)
  Prepaid expenses and other                   (160)       (129)
  Accounts payable and other
    current liabilities                         (53)      3,685
  Accrued pump taxes and purchased water      2,368       2,279
    Accrued taxes                             2,965       4,287
    Accrued interest                           (731)     (1,007)
    Other changes, net                        2,923       1,809
                                             ------------------
Net cash provided by operating activities    19,082      21,006
                                             ------------------

Investing activities:
    Additions to utility plant              (22,589)    (26,493)
    Additions to nonutility property            (64)     (4,362)
    Cost to retire utility plant               (295)        (95)
    Net proceeds from sale of nonutility
      property                                    -       3,073
                                             ------------------
Net cash used in investing activities       (22,948)    (27,877)
                                             ------------------
Financing activities:
    Dividends paid                           (5,552)     (5,564)
    Borrowings from line of credit            2,900       4,700
    Advances and contributions in aid of
      construction                            7,809       5,407
    Refunds of advances                      (1,172)     (1,090)
Purchase and retirement of common stock      (7,111)          -

Net cash provided by (used in)financing
  activities                                 (3,126)      3,453
                                            -------------------
Net change in cash and equivalents           (6,992)     (3,418)
Cash and equivalents, beginning of period     8,066       3,832

Cash and equivalents, end of period        $  1,074         414
                                             ==================
Supplemental disclosures of cash flow information:
    Cash paid during period for:
    Interest                               $  6,069       5,498
    Income taxes                              5,027       3,138


                   SJW CORP. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999

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


NOTE II - Merger

     On October 28, 1999, SJW Corp. entered into an agreement with American Water Works Company ("American") by which SJW Corp. shall merge with and into American. Under the terms of agreement the shareholders of SJW Corp. will receive an aggregate of approximately $390 million in cash. American will assume outstanding SJW Corp. indebtedness. The business combination will be accounted for as a purchase transaction and is expected to close in the third quarter of 2000 after regulatory approvals are received.


NOTE III Joint Venture

                    In September, 1999 SJW Land Company formed a limited partnership with a real estate developer whereby SJW Land contributed real property at 444 West Santa Clara Street in exchange for a 70% limited partnership interest. The real property will be developed into an office building under the management of the real estate developer who is the general partner.


Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources:

     SJW Corp. and its subsidiaries have a commercial bank line of credit that provides for unsecured borrowings of up to $28,000,000 at rates which approximate the bank's prime or reference rate. At September 30, 1999, SJW Corp. had available an unused short-term bank line of credit of $25,100,000.

     San Jose Water Company's capital expenditures are incurred in connection with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 1999 are estimated at $21,400,000. For the five year period from 1999 to 2003, San Jose Water Company's net capital expenditures are estimated to aggregate $110,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

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

     Results of Operations (dollars in thousands):
     -------------------------------------------

     Overview

     SJW Corp.'s consolidated net income for the third quarter of 1999 was $5,409, a decrease of 7% from $5,807 in the third quarter of 1998.

     Earnings for the nine months of 1999 decreased 10% from the same period in 1998. Included in the 1998 nine months results was a net of tax nonrecurring gain on sale of land of $1,629.

     Operating Revenue

     The change in consolidated operating revenue from the same period in 1998 was due to the following factors:

     Operating Revenue
                   Three months ended        Nine months ended
                 September 30 1999vs1998  September 30 1999vs1998
                   Increase/(decrease)      Increase/(decrease)
     ---------------------------------------------------------
     Utility:
     Consumption       ($1,146)   (3.2)%     2,784      3.4%
     New customers         254     0.7         578      0.7
     Rate increases      2,705     7.6       4,654      5.8
     Real estate            27     0.1         235      0.3
     --------------------------------------------------------
                        $1,840     5.2%      8,251     10.2%
     ========================================================
     Average usage per metered customer in the third quarter of 1999 was 3.6% lower than the third quarter of 1998. Year-to-date metered customer usage increased 4% in comparison to the same period in 1998.
     Operating Expense

     The change in consolidated operating expense, excluding income taxes, from the same period in 1998 was due to the following:

     Operating
     Expense      Three months ended        Nine months ended
                 September 30 1999vs1998  September 30 1999vs1998
                  Increase/(decrease)       Increase/(decrease)
     -----------------------------------------------------------
     Operation and
       maintenance   $2,035    8.2%           6,172     10.5%
     Depreciation       166    0.6              486      0.8
     General taxes       83    0.3              208      0.3
     -----------------------------------------------------------
                     $2,284    9.1%           6,866     11.6%

     The higher third quarter operation and maintenance expense in 1999 was attributable to increased water production cost as a result of rate increases in Santa Clara Valley Water District's purchased water and pump tax costs. Year-to-date operation and maintenance expense for 1999 increased due to the above-mentioned cost increase and higher customer water consumption.

     Other

     The effective income tax rate in the third quarter of 1999 was 40%, which approximates the third quarter of 1998. Nine months year-to-date income tax rate was comparable to the income tax rate for the same period in 1998.

     Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Results of the first nine months of 1999 may not be indicative of results for the full year.

     Water Supply

     On November 1, 1999, Santa Clara Valley Water District's 10 reservoirs were 56% full with 94,314 acre feet of water in storage -- which is about average for the past 20 years. While at the same time, the water level in the Santa Clara ground water basin and the year to date rainfall approximated the 30-year average.

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

     On July 1, 1999, San Jose Water Company was approved for an offset rate increase in the amount of $3,304 or 3.2% to offset the purchased water and pump tax rate increase instituted by the Santa Clara Valley Water District. Offset rate increase is a cost reimbursement and is not designed to increase the earnings of the utility.

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

     San Jose Water Company has an IT master plan that identifies systems that need to be replaced due to age, or need to be modified to generate operating and customer service benefits. The systems that are currently identified as non-assured were all upgraded as part of the IT master plan.
     The last of these upgrades were completed in October, 1999.

     Management also contacted critical third party suppliers regarding their Y2K readiness. Suppliers of water, power, and other goods are critical to San Jose Water Company's operations. The suppliers described their state of readiness and contingency plans, if available. The company's wholesale supplier, Santa Clara Valley Water District (SCVWD), relies on the supply from the state government's Department of Water Resources (DWR). As of today, DWR has completed the modifications required to be Y2K assured, and the DWR consultant has completed its audit on the enhancement. Contingency plans are in place to supply the SCVWD system by gravity from Anderson Reservoir.

     To date there have been no significant costs associated solely with Y2K issues. The company does not anticipate incurring material future costs directly related to the Y2K, such as modifying software and hiring Y2K solution providers. No major IT projects have been deferred due to Y2K issues. The costs of identifying the issues, evaluating the systems, inquiring about third party suppliers' Y2K preparedness, and any testing are currently being expensed. Future Y2K assurance consulting costs are expected to approximate $10.

     San Jose Water Company has Y2K contingency plans covering accounting, operations, and information systems. These plans have been modified as additional information became available. In the worst case scenario, if SCVWD is unable to provide water to the company, power supplies are interrupted, and the computer system that controls the water distribution function fails, the company may be able to use its standby generators to pump limited water from its wells to the distribution system.


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

     In July 1998, Maxxum Management Company, successor to Valley Title Company, filed a new lawsuit against San Jose Water Company. The litigation was based upon the same facts as the first lawsuit but alleged a cause of action in inverse condemnation. San Jose Water Company has recently succeeded in having the case dismissed by the court of appeal and the case is concluded.


Item 5. OTHER INFORMATION

       On October 28, 1999, the Board of Directors declared the regular quarterly dividend of $.60 per common share. The dividend will be paid December 1, 1999 to shareholders of record as of the close of business on November 8, 1999.

       In the same meeting, the Board of Directors also rescinded a stock repurchase program which was initiated in October 1998 under which the corporation was authorized to repurchase up to 250,000 shares of its common stock at open market prices. As of September 30, 1999, the Corporation has repurchased 125,200 shares at the prevailing market price at an aggregate cost of $7,271,000 of which $7,111,000 was repurchased during the first quarter of 1999. The shares repurchased have been cancelled and are considered authorized and unissued.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a.) Exhibits required to be filed by Item 601 of Regulation S-K.

         See Exhibit Index on Page 12 of this document which is incorporated herein by reference.

        The exhibits filed herewith are attached hereto and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities Exchange Commission as noted in the following list. Except where stated otherwise, such exhibits are hereby incorporated by reference.

    (b.) Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

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


                              SJW Corp.


Date: November 12, 1999          By   /s/Angela Yip
      ------------------              ------------------
                                      Angela Yip,
                                      Chief Financial Officer

                           EXHIBIT INDEX

Exhibit          Description                       Located in
No.                                                Sequentially
                                                   Numbered Copy

2       Plan of Acquisition, Reorganization,
        Arrangement, Liquidation or Succession:

2.5     Agreement and Plan of Merger dated as of
        October 28, 1999 among American Water Works
        Company, Inc., SJW Acquisition Corporation
        and SJW Corp.                                    13 - 79

10.12   Sixth Amendment to San Jose Water Company's
        Executive Supplemental Retirement Plan           80 - 81

10.13   Amendment to SJW Corp.'s Executive Severance
        Plan                                             82 - 85

10.14   SJW Corp.'s Transaction Incentive and
        Retention Program for Key Employees              86 - 95

10. 15  Resolution for Directors' Retirement Plan
        adopted by SJW Corp. Board of Directors as
        amended on September 22, 1999                         96

10.16   Resolution for Directors' Retirement Plan
        adopted by San Jose Water Company's Board of
        Directors as amended on September 22, 1999            97

10.17   Resolution for Directors' Retirement Plan
        adopted by SJW Land Company Board of Directors
        on September 22, 1999                                 98


10.18   Limited Partnership Agreement of 444 West
        Santa Clara Street, L. P. executed between
        SJW Land Company and Toeniskoetter & Breeding,
        Inc. Development                                99 - 213




                  AGREEMENT AND PLAN OF MERGER

                  DATED AS OF OCTOBER 28, 1999

                              among

               AMERICAN WATER WORKS COMPANY, INC.,

                      SJW ACQUISITION CORP.

                               and

                            SJW CORP.


                        TABLE OF CONTENTS

                                                             Page

ARTICLE I THE MERGER                                           1
     1.1.      The Merger                                      1
     1.2.      Closing                                         1
     1.3.      Effective Time                                  2
     1.4.      Effects of the Merger                           2
     1.5.      Articles of Incorporation                       2
     1.6.      By-Laws                                         2
     1.7.      Officers and Directors of Surviving Corporation 2
     1.8.      Effect on Capital Stock.                        2
     1.9.      Further Assurances                              3

ARTICLE II EXCHANGE OF CERTIFICATES                            4
     2.1.      Exchange Fund                                   4
     2.2.      Exchange Procedures                             4
     2.3.      No Further Ownership Rights in SJW Common Stock 4
     2.4.      Termination of Exchange Fund                    5
     2.5.      No Liability                                    5
     2.6.      Investment of the Exchange Fund                 5
     2.7.      Lost Certificates                               5
     2.8.      Withholding Rights                              5
     2.9.      Stock Transfer Books                            6

ARTICLE III REPRESENTATIONS AND WARRANTIES                     6
     3.1.      Representations and Warranties of SJW           6
     3.2.      Representations and Warranties of Parent       17
     3.3.      Representations and Warranties of Parent and
               Merger Sub                                     19

ARTICLE IV COVENANTS RELATING TO CONDUCT OF BUSINESS          20
     4.1.      Covenants of SJW                               20
     4.2.      Covenants of Parent                            24
     4.3.      Advice of Changes; Governmental Filings        24
     4.4.      Transition Planning; Continued Operations of
               SJW                                            24
     4.5.      Control of SJW's Business                      25

ARTICLE V ADDITIONAL AGREEMENTS                               25
     5.1.      Preparation of SJW Proxy Statement; SJW
               Shareholders Meeting.                          25
     5.2.      Access to Information                          26
     5.3.      Reasonable Best Efforts.                       27
     5.4.      Acquisition Proposals.                         28
     5.5.      Employee Benefits Matters.                     30
     5.6.      Fees and Expenses                              31
     5.7.      Directors' and Officers' Indemnification and
               Insurance.                                     31
     5.8.      Public Announcements                           33
     5.9.      Disclosure Schedule Supplements                33

ARTICLE VI CONDITIONS PRECEDENT                               33
     6.1.      Conditions to Each Party's Obligation to Effect
               the Merger                                     33
     6.2.      Additional Conditions to Obligations of Parent and
               Merger Sub                                     34
     6.3.      Additional Conditions to Obligations of SJW    35

ARTICLE VII TERMINATION AND AMENDMENT                         35
     7.1.      Termination                                    35
     7.2.      Effect of Termination.                         37
     7.3.      Amendment                                      37
     7.4.      Extension; Waiver                              38

ARTICLE VIII GENERAL PROVISIONS                               38
     8.1.      Non-Survival of Representations, Warranties and
               Agreements                                     38
     8.2.      Notices                                        38
     8.3.      Interpretation                                 39
     8.4.      Counterparts                                   39
     8.5.      Entire Agreement; No Third Party Beneficiaries.40
     8.6.      Governing Law                                  40
     8.7.      Severability                                   40
     8.8.      Assignment                                     40
     8.9.      Submission to Jurisdiction; Waivers            40
     8.10.     Enforcement                                    41
     8.11.     Definitions                                    41
     8.12.     Other Agreements                               42


                    GLOSSARY OF DEFINED TERMS

Definition                             Location of Definition

1935 Act                                      Section 3.1(t)
Acquisition Proposal                          Section 5.4
Agreement                                     Preamble
AMEX                                          Section 3.1(c)(iii)
Benefit Plans                                 Section 8.11(a)
Board of Directors                            Section 8.11(b)
Business Day                                  Section 8.11(c)
CCC                                           Section 1.1
Certificate                                   Section 1.8(b)
Closing                                       Section 1.2
Closing Date                                  Section 1.2
Code                                          Section 2.8
Confidentiality Agreement                     Section 5.2
Contracts                                     Section 3.1(c)(ii)
Delaware Certificate of Merger                Section 1.3
Delaware General Corporation Law              Section 1.1
Dissenting Shares                             Section 1.8(e)
DOJ                                           Section 5.3(b)
DRIP                                          Section3.1(b)(i)
Encumbrances                                  Section 3.1(b)(iv)
Effective Time                                Section 1.3
Environmental Claim                           Section 3.1(g)(v)(A)
Environmental Law                             Section 3.1(g)(v)(B)
ERISA                                         Section 3.1(h)(i)
Exchange Act                                  Section 3.1(c)(iii)
Exchange Agent                                Section 2.1
Exchange Fund                                 Section 2.1
Expenses                                      Section 5.6
Final Order                                   Section 6.1(c)
GAAP                                          Section 3.1(d)
Governmental Entity                           Section 3.1(c)(iii)
Hazardous Materials                           Section 3.1(g)(v)(C)
Health Agencies                               Section 3.1(c)(iii)
HSR Act                                       Section 3.1(c)(iii)
Indemnified Parties                           Section 5.7(a)
knowledge                                     Section 8.11(d)
Laws                                          Section 3.1(c)(ii)
Material Adverse Effect                       Section 8.11(e)
Merger                                        Recitals
Merger Consideration                          Section 1.8(a)
Merger Sub                                    Preamble
Orders                                        Section 3.1(c)(ii)
Parent                                        Preamble
Parent Financial Advisor                      Section 3.2(e)
Parent Ordinary Shares                        Section 3.1(v)
Person                                        Section 8.11(g)
PUCs                                          Section 3.1(c)(iii)
Release                                       Section 3.1(g)(v)(D)
Required SJW Vote                             Section 3.1(p)
Rights                                        Section 3.1(b)(i)
Rights Plan                                   Section 3.1(b)(i)
SEC                                           Section 3.1(d)
Significant Subsidiary                        Section 8.11(h)
SJW                                           Preamble
SJW Board Approval                            Section 3.1(o)
SJW Common Stock                              Recitals
SJW Disclosure Schedule                       Section 3.1
SJW     Employees                             Section 5.5(b)(i)
SJW Financial Advisor                         Section 3.1(r)
SJW Proxy Statement                           Section 5.1(a)
SJW    Required   Consents.                   Section 3.1(c)(iii)
SJW SEC Reports                               Section 3.1(d)
SJW Shareholders Meeting                      Section 5.1(b)
SJW    Voting   Debt                          Section 3.1(b)(ii)
Subsidiary                                    Section 8.11(h)
Superior Proposal.                            Section 8.11(i)
Surviving Corporation                         Section 1.1
Tax     Return                                Section 3.1(k)(vi)
Taxes                                         Section 3.1(k)(vi)
Termination Date                              Section 7.1(b)
Termination Fee                               Section 7.2(b)
Violation                                     Section 3.1(c)(ii)


                  AGREEMENT AND PLAN OF MERGER



          AGREEMENT AND PLAN OF MERGER, dated as of October 28, 1999 (this "Agreement"), among American Water Works Company, Inc., a Delaware corporation ("Parent"), SJW Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Parent ("Merger Sub"), and SJW Corp., a California corporation ("SJW").

                      W I T N E S S E T H :

          WHEREAS, the respective Boards of Directors of the Parent, Merger Sub and SJW have each determined that this Agreement and the merger of Merger Sub with and into SJW (the "Merger") in accordance with the provisions of this Agreement are advisable and in the best interests of their respective shareholders, and such Boards of Directors have approved such Merger, upon the terms and subject to the conditions set forth in this Agreement, pursuant to which the holders of shares of common stock, $3.125 par value, of SJW ("SJW Common Stock") will be converted into the right to receive the Merger Consideration (as defined in Section 1.8) for each share of SJW Common Stock issued and outstanding immediately prior to the Effective Time (as defined in Section 1.3) (other than shares of SJW Common Stock that are owned or held directly or indirectly by Parent or SJW which shall be canceled as provided in Section 1.8, and Dissenting Shares (as defined in Section 1.8)), and SJW will become a wholly-owned subsidiary of Parent;

          WHEREAS, Parent, Merger Sub and SJW desire to make certain representations, warranties, covenants and agreements in connection with the transactions contemplated hereby and also to prescribe various conditions to the transactions contemplated hereby;

          WHEREAS, as an inducement for Parent to enter into this Agreement, certain stockholders of SJW have entered into voting support agreements; and

          NOW, THEREFORE, in consideration of the foregoing and the respective representations, warranties, covenants and agreements set forth herein, and intending to be legally bound hereby, the parties hereto agree as follows:

                            ARTICLE I

                           THE MERGER

          1.1. The Merger.

               Upon the terms and subject to the conditions set forth in this Agreement, and in accordance with the California Corporation Code
(the "CCC") and Delaware General Corporation Law (the "DGCL"), Merger Sub shall be merged with and into SJW at the Effective Time. Following the Merger, the separate corporate existence of Merger Sub shall cease and SJW shall continue as the surviving corporation (the "Surviving Corporation").

          1.2. Closing.

               The closing of the Merger (the "Closing") will take place at 10:00 a.m., Pacific time, as soon as practicable, but in any event not later than the third Business Day, after the satisfaction or waiver (subject to any applicable Law or Order (each as defined in Section 3.1(c)) of the conditions (excluding conditions that, by their terms, cannot be satisfied until the Closing Date) set forth in Article VI (the "Closing Date"), unless another time or date is agreed to in writing by the parties hereto. The Closing shall be held at the offices of Brobeck, Phleger & Harrison LLP, Spear Street Tower, One Market, San Francisco, CA 94105, unless another place is agreed to in writing by the parties hereto.

          1.3. Effective Time.

               On the Closing Date, the parties shall (i) file agreements of merger (or like instruments) (collectively, the "Agreement of Merger") in such form as is required by and executed in accordance with the relevant provisions of the CCC and DGCL and (ii) make all other filings or recordings required under the CCC and DGCL. The Merger shall become effective at such time as the Agreement of Merger has been duly filed with the California Secretary of State and the Delaware Secretary of State or at such subsequent time as Parent and SJW shall agree and be specified in the Agreement of Merger (the date and time the Merger becomes effective being the "Effective Time").

          1.4. Effects of the Merger.

               At and after the Effective Time, the Merger will have the effects set forth in the CCC. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time all the property, rights, privileges, powers and franchises of SJW and Merger Sub shall be vested in the Surviving Corporation, and all debts, liabilities and duties of SJW and Merger Sub shall become the debts, liabilities and duties of the Surviving Corporation.

          1.5. Articles of Incorporation.

               At the Effective Time, the articles of incorporation of the Surviving Corporation shall be amended in accordance with *the CCC to read in its entirety as set forth in Exhibit 1.5 hereto until thereafter amended as provided therein and under the CCC.

          1.6. By-Laws.

               The by-laws of Merger Sub as in effect at the Effective Time shall be the by-laws of the Surviving Corporation until thereafter changed or amended as provided therein and under applicable Law or Order.

          1.7. Officers and Directors of Surviving Corporation.

               The officers of SJW as of the Effective Time shall be the officers of the Surviving Corporation, until the earlier of their resignation or removal or otherwise ceasing to be an officer or until their respective successors are duly elected and qualified, as the case may be. The directors of Merger Sub as of the Effective Time shall be the directors of the Surviving Corporation until the earlier of their resignation or removal or otherwise ceasing to be a director or until their respective successors are duly elected and qualified.

         1.8. Effect on Capital Stock.

              (a) At the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof, each share of SJW Common Stock issued and outstanding immediately prior to th Effective Time (other than shares of SJW Common Stock that are 100% owned or held directly or indirectly by Parent or SJW, which shall be canceled as provided in Section 1.8(c) and Dissenting Shares) shall be converted into the right to receive, subject to the provisions of Article II, $128.00 in cash (the "Merger Consideration"), without any interest or dividends thereon, except as provided in Section 2.3.

              (b) As a result of the Merger and without any action on the part of the holders thereof, at Effective Time, all shares of SJW Common Stock shall cease to be outstanding and shall be canceled and shall cease to exist, and each holder of a certificate which immediately prior to the Effective Time represented any such shares of SJW Common Stock (a "Certificate") shall thereafter cease to have any rights with respect to such shares of SJW
Common Stock, except the right to receive the applicable Merger Consideration, other than with respect to SJW Common Stock to be canceled in accordance with Section 1.8(c) and Dissenting Shares, in accordance with Article II upon the surrender of such Certificate.

                (c) Each share of SJW Common Stock issued that is 100% owned or held directly or indirectly by Parent or SJW at the Effective Time shall, by virtue of the Merger, cease to be outstanding and shall be canceled and no payment or other consideration shall be delivered in exchange therefor.

                (d) Each share of common stock, par value $.01 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time, shall be converted into one share of common stock, par value $.01 per share, of the Surviving Corporation as of the Effective Time.

                (e) Notwithstanding any other provision of this Agreement shares of SJW Common Stock issued and outstanding immediately prior to the Effective Time and held by a holder who has voted against the approval of this Agreement and who has demanded the payment of such shares at fair value in accordance with
Section 1301 of the CCC ("Dissenting Shares") shall not be converted into a right to receive the Merger Consideration but shall be converted into the right to receive such consideration as may be determined to be due to such holder pursuant to the CCC, unless such holder fails to perfect such demand for payment within the period prescribed by the CCC or withdraws or otherwise loses such holder's right to payment under the CCC. If, after the Effective Time, such holder fails to perfect such demand for payment or withdraws or loses such holder's right to payment, such Dissenting Shares shall be treated as if they had been converted as of the Effective Time into the right to receive the Merger Consideration, without interest or dividends thereon, except as provided in Section 2.3. SJW shall give Merger Sub prompt notice of any written demands received by SJW for payment of fair value for shares of SJW Common Stock, withdrawals of such demands, and other instruments served pursuant to the CCC and received by SJW and relating thereto. Parent shall direct all negotiations and proceedings with respect to such demands for payment. Prior to the Effective Time, SJW shall not, except with the prior written consent of Merger Sub or as required under applicable law, make any payment with respect to, or settle or offer to settle, any such demands.

          1.9. Further Assurances.

               At and after the Effective Time, the officers and directors of the Surviving Corporation will be authorized to execute and deliver, in the name and on behalf of SJW or Merger Sub, any deeds, bills of sale, assignments or assurances and to take and do, in the name and on behalf of SJW or Merger Sub, any other actions and things to vest, perfect or confirm of record or otherwise in the Surviving Corporation any and all right, title and interest in, to and under any of the rights, properties or assets acquired or to be acquired by the Surviving Corporation as a result of, or in connection with, the Merger.

                           ARTICLE II

                    EXCHANGE OF CERTIFICATES

          2.1. Exchange Fund.

               Prior to the Effective Time, Parent shall designate a commercial bank or trust company selected by Parent and reasonably acceptable to SJW to act as exchange agent hereunder for the purpose of exchanging Certificates for the Merger Consideration (the "Exchange Agent"). At or prior to the
Effective Time, Parent shall deposit or cause to be deposited with the Exchange Agent, in trust for the benefit of holders of shares of SJW Common Stock, the aggregate amount of cash to be paid pursuant to Section 1.8 in exchange for outstanding shares of SJW Common Stock (other than shares of SJW Common Stock that are 100% owned or held directly or indirectly by Parent or SJW which shall be canceled as provided in Section 1.8(c) and Dissenting Shares). Parent shall, or shall cause the Surviving Corporation to make available to the Exchange Agent from time to time as needed, cash sufficient to pay any dividends pursuant to
Section 2.3. Any cash deposited with the Exchange Agent shall hereinafter be referred to as the "Exchange Fund".

          2.2. Exchange Procedures

               As soon as reasonably practicable after the Effective Time, the Surviving Corporation shall cause the Exchange Agent to mail to each holder of a Certificate (i) a letter of transmittal which shall specify that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon delivery of the Certificates to the Exchange Agent, and which letter shall be in customary form and have such other provisions as Parent may reasonably specify and (ii) instructions for effecting the surrender of such Certificates in exchange for the Merger Consideration. Upon surrender of a Certificate to the Exchange Agent together with such letter of transmittal, duly executed and completed in accordance with the instructions thereto, and such other documents as may reasonably be required by the Exchange Agent, the holder of such Certificate shall be entitled to receive in exchange therefor a check in the aggregate amount equal to (A) the Merger Consideration multiplied by the number of shares of SJW Common Stock formerly represented by such Certificate and (B) any dividends payable in accordance with Section 2.3 less any required withholding of taxes as provided in Section 2.8. No interest will be paid or will accrue on any cash payable pursuant to the preceding sentence. In the event of a transfer of ownership of SJW Common Stock which is not registered in the transfer records of SJW, a check in the proper amount of cash for the appropriate Merger Consideration and any dividends payable in accordance with Section 2.3 may be paid with respect to such SJW Common Stock to such a transferee if the Certificate formerly representing such shares of SJW Common Stock is presented to the Exchange Agent, accompanied by all documents required to evidence and effect such transfer and to evidence that any applicable stock transfer taxes have been paid or are not payable. The Exchange Fund shall not be used for any purpose other than as set forth in this Article II.

          2.3. No Further Ownership Rights in SJW Common Stock

               Cash paid upon conversion of shares of SJW Common Stock in accordance with the terms of Article I and this Article II shall be deemed to have been paid in full satisfaction of all rights pertaining to the shares of SJW Common Stock, subject, however, to the Surviving Corporation's obligation, if any, to pay any dividends or make any other distributions with a record date prior to the Effective Time which may have been declared or made by SJW on such shares of SJW Common Stock prior to the date of this Agreement and which remain unpaid at the Effective Time.

          2.4. Termination of Exchange Fund

               Any portion of the Exchange Fund which remains undistributed to the holders of Certificates for twelve months after the Effective Time shall be delivered to the Surviving Corporation or otherwise on the instruction of the Surviving Corporation, and any holders of the Certificates who have not theretofore complied with this Article II shall thereafter look only to the Surviving Corporation and Parent for the Merger Consideration with respect to the shares of SJW Common Stock formerly represented thereby to which such holders are entitled pursuant to Section 1.8 and Section 2.2, and any dividends on shares of SJW Common Stock to which such holders are entitled pursuant to Section 2.3.

          2.5. No Liability

               None of Parent, Merger Sub, SJW, the Surviving Corporation or the Exchange Agent shall be liable to any Person in respect of any Merger Consideration or dividends from the Exchange Fund delivered to a public official pursuant to any applicable abandoned property, escheat or similar Law.

          2.6. Investment of the Exchange Fund

               The Exchange Agent shall invest any cash included in the Exchange Fund only in one or more of the following investments as directed by the Surviving Corporation from time to time: (i) obligations of the United States government maturing not more than 180 days after the date of purchase; (ii) certificates of deposit maturing not more than 180 days after the date of purchase issued by a bank organized under the laws of the United States or any state thereof having a combined capital and surplus of at least $500,000,000; (iii) a money market fund having assets of at least $3,000,000,000; or (iv) tax-exempt or corporate debt obligations maturing not more than 180 days after the date of purchase given the highest investment grade rating by Standard & Poor's and Moody's Investor Service. Any interest and other income resulting from such investments shall promptly be paid to the Surviving Corporation.

          2.7. Lost Certificates

               If any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the Person claiming such Certificate to be lost, stolen or destroyed and, if required by the Surviving Corporation, the posting by such Person of a bond in such reasonable amount as the Surviving Corporation may direct as indemnity against any claim that may be made against it with respect to such Certificate, the Exchange Agent will deliver in exchange for such lost, stolen or destroyed Certificate the applicable Merger Consideration with respect to the shares of SJW Common Stock formerly represented thereby and unpaid dividends, if any, on shares of SJW Common Stock deliverable in respect thereof, pursuant to this Agreement.

          2.8. Withholding Rights

               Each of the Surviving Corporation and Parent shall be entitled to deduct and withhold from the consideration otherwise payable pursuant to this Agreement to any holder of shares of SJW Common Stock such amounts as it is required to deduct and withhold with respect to the making of such payment under the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder (the "Code"), or any provision of state, local or foreign tax Law or Order. To the extent that amounts are so withheld by the Surviving Corporation or Parent, as the case may be, such withheld amounts shall be treated for all purposes of this Agreement as having been paid to the holder of the shares of SJW Common Stock in respect of which such deduction and withholding was made by the Surviving Corporation or Parent, as the case may be.

          2.9. Stock Transfer Books

               At the close of business, Pacific time, on the day Effective Time occurs, the stock transfer books of SJW shall be closed and there shall be no further registration of transfers of shares of SJW Common Stock thereafter on the records of SJW. From and after the Effective Time, the holders of Certificates shall cease to have any rights with respect to such shares of SJW Common Stock formerly represented thereby, except as otherwise provided herein or by Law. On or after the Effective Time, any Certificates presented to the Exchange Agent or Parent for any reason shall be exchanged for the Merger Consideration with respect to the shares of SJW Common Stock formerly represented thereby and any dividends to which the holders thereof are entitled pursuant to Section 2.3.

                           ARTICLE III

                 REPRESENTATIONS AND WARRANTIES

          3.1. Representations and Warranties of SJW

               Except as set forth in the Disclosure Schedule delivered by SJW to Parent prior to the execution of this Agreement (the "SJW Disclosure Schedule"), SJW represents and warrants to Parent as follows:

               (a) Organization, Standing and Power. Each of SJW and its Subsidiaries (as defined in Section 8.11(h)) is a corporation duly incorporated or otherwise organized, validly existing and in good standing under the Laws of its jurisdiction of incorporation or organization, has all requisite power and authority to own, lease and operate its properties and to carry on its business as now being conducted. Each of SJW and its Subsidiaries is duly qualified and in good standing to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its properties makes such qualification necessary other than in such jurisdictions where the failure so to qualify or be in good standing would not, individually or in the aggregate, have a Material Adverse Effect (as defined in Section 8.11(e)) on SJW. Section 3.1(a) of the SJW Disclosure Schedule sets forth a complete and accurate list of each direct and indirect Subsidiary of SJW. The copies of the articles of incorporation and by-laws of SJW and its Subsidiaries that were previously furnished to Parent are true, complete and correct copies of such documents as in effect on the date of this Agreement.

               (b)  Capital Structure.

                   (i)  As of the date of this Agreement, the
authorized capital stock of SJW consisted of 6,000,000 shares of SJW Common Stock. As of October 28, 1999, 3,045,147 shares of SJW Common Stock wereissued and outstanding. All issued and outstanding shares of SJW Common Stock are duly authorized, validly issued, fully paid and nonassessable, and holders of SJW Common Stock are not entitled to preemptive rights. There are outstanding no options, warrants or other rights to acquire capital stock from SJW. No options or warrants or other rights to acquire capital stock from SJW have been issued or granted and remain outstanding.

                   (ii) No bonds, debentures, notes or other indebtedness of SJW or any of its Subsidiaries having the right to vote (or convertible into, or exchangeable for, securities having the right to vote) on any matters on which shareholders may vote ("SJW Voting Debt") are issued or outstanding.

                  (iii) There are no securities, options, warrants, calls, rights, commitments, agreements, arrangements or undertakings of any kind to which SJW or any of its Subsidiaries is a party, or by which any of them is bound, obligating SJW or any of its Subsidiaries to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of capital stock or other securities of SJW or any of its Subsidiaries or, securities convertible into or exchangeable for shares of capital stock or securities of SJW or any of its Subsidiaries, or obligating SJW or any of its Subsidiaries to issue, grant, extend or enter into any such security, option, warrant, call, right, commitment, agreement, arrangement or undertaking. There are no outstanding obligations of SJW or any of its Subsidiaries to repurchase, redeem or otherwise acquire any shares of capital stock of SJW or any of its Subsidiaries or to provide funds to, or make any investment in any other Person, other than a wholly owned
Subsidiary of SJW, or to vote or to dispose of any shares of the capital stock of any of the Subsidiaries.

                 (iv) All of the outstanding shares of capital stock of each Subsidiary of SJW are duly authorized, validly issued, fully paid and nonassessable and, along with any equity interest in any Subsidiary that is a partnership, limited liability company or other similar entity, are owned, beneficially and of record, by SJW or a Subsidiary, which is wholly owned, directly or indirectly, by SJW, free and clear of any liens, claims, mortgages, encumbrances, pledges, security interests, or any other restrictions with respect to the transferability or assignability thereof (collectively, "Encumbrances").

            (c)  Authority; No Violations.

                 (i) SJW has all requisite corporate power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby, subject in the case of the consummation of the Merger to the approval of this Agreement by the Required SJW Vote (as defined in Section 3.1(p)). The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of SJW, and no other corporate or shareholder proceedings on the part of SJW are necessary to authorize this Agreement or to consummate the transactions contemplated hereby
(other than in the case of the consummation of the Merger, the approval of this Agreement by the Required SJW Vote). This
Agreement has been duly and validly executed and delivered by SJW and constitutes a valid and binding agreement of SJW, enforceable against it in accordance with its terms.

                  (ii) The execution and delivery of this Agreement by SJW do not or will not, as the case may be, and the performance of the Agreement and the consummation of the Merger by SJW and the other transactions contemplated hereby will not, result in any violation of, conflict with or constitute a default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, amendment, cancellation or acceleration of any obligation or the loss of a benefit under, or the creation of an Encumbrance on any assets of SJW or any of its Subsidiaries
(any such violation, default, right of termination, amendment, cancellation or acceleration, loss or creation, a "Violation") pursuant to: (A) any provision of the articles of incorporation or by-laws or similar organizational document of SJW or any Subsidiary of SJW or (B) except as would not, individually or in the aggregate, have a Material Adverse Effect on SJW, subject to obtaining or making the consents, approvals, orders, authorizations, registrations, declarations and filings referred to in paragraph (iii) below, any loan or credit agreement, note, mortgage, bond, indenture, lease, benefit plan or other agreement, obligation, instrument, permit, concession, franchise, or license to which SJW or any of its Subsidiaries is a party or by which any of them or any of their properties or assets may be bound (collectively, "Contracts"), or any statute, law, ordinance, rule, regulation, whether federal, state, local or foreign (collectively, "Laws"), or any judgment, order, writ, injunction or decree, whether federal, state, local or foreign (collectively, "Orders") applicable to SJW or any Subsidiary of SJW or their respective properties or assets.

                  (iii)   No consent, approval, permit, order or
authorization of, or registration, declaration or filing with, or notice to, any foreign, supranational, national, state, municipal or local government, any instrumentality, subdivision, court, administrative agency or commission or other authority thereof, or any quasi-governmental or private body exercising any regulatory, taxing, importing or other governmental or quasi governmental authority (a "Governmental Entity"), is required by or with respect to SJW or any Subsidiary of SJW in connection with the execution and delivery of this Agreement by SJW or the performance of this Agreement and the consummation of the Merger and the other transactions contemplated hereby, except for those required under or in relation to (A) the Hart Scott-Rodino
Antitrust Improvements Act of 1976, as amended (the "HSR Act"),
(B) the Securities Exchange Act of 1934, as amended (the
"Exchange Act"), (C) the CCC with respect to the filing of the Agreement of Merger, (D) Laws, practices and Orders of any state public utility control or public service commissions or similar state regulatory bodies ("PUCs"), each of which is identified in
Section 3.1(c)(iii)(D) of the SJW Disclosure Schedule, (E) Laws, practices and Orders of any state or local departments of public health or departments of health or similar state or local regulatory bodies or of any federal, state or local regulatory body having jurisdiction over environmental protection or environmental conservation or similar matters ("Health
Agencies"), each of which is identified in Section 3.1(c)(iii)(E) of the SJW Disclosure Schedule, (F) rules and regulations of the American Stock Exchange, Inc. (the "AMEX"), and (G) such consents, approvals, permits, Orders, authorizations, registrations, declarations and filings the failure of which to make or obtain would not, individually or in the aggregate, have a Material Adverse Effect on SJW and would not reasonably be expected to prevent or materially delay the consummation of the Merger. Consents, approvals, permits, Orders, authorizations, registrations, declarations and filings required under or in relation to any of the foregoing clauses (A) through (F) are hereinafter referred to as "SJW Required Consents." The parties hereto agree that references in this Agreement to "obtaining" SJW
Required Consents means obtaining such consents, approvals or authorizations, making such registrations, declarations or filings, giving such notices, and having such waiting periods expire as are necessary to avoid a violation of Law or an Order.

              (d)  Reports and Financial Statements.

SJW has filed all required reports, schedules, forms, statements and other documents required to be filed by it under the Exchange Act or the Securities Act (together with the rules and regulations thereunder) with the Securities and Exchange Commission (the
"SEC") since January 1, 1998 (collectively, including all exhibits thereto, the "SJW SEC Reports"). No Subsidiary of SJW is required to file any form, report or other document with the SEC, any stock exchange or any comparable Governmental Entity. None of SJW SEC Reports including, without limitation, any financial statements or schedules included therein, as of their respective dates (and, if amended or superseded by a filing prior to the date of this Agreement, then on the date of such filing), contained or will contain any untrue statement of a material fact or omitted or will omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Each of the audited consolidated financial statements and unaudited interim financial statements (including the related notes) included in the SJW SEC Reports presents fairly, in all material respects, the consolidated financial position and consolidated results of operations and cash flows of SJW and its Subsidiaries as of the respective dates or for the respective periods set forth therein, all in conformity with United States generally accepted accounting principles ("GAAP") consistently applied during the periods involved except as otherwise noted therein, and subject, in the case of the unaudited interim financial statements, to normal and recurring year-end adjustments that have not been and are not expected to be material in amount. All of such SJW SEC Reports, as of their respective dates (and as of the date of any amendment to the respective SJW SEC Report), complied in all material respects with the applicable requirements of the Securities Act of 1933, as amended, and the Exchange Act and the rules and regulations promulgated thereunder.

              (e)  Absence of Liabilities.

Except for liabilities or obligations which are accrued or reserved against in SJW's most recent financial statements dated prior to the date hereof (or in the related notes thereto) included in the SJW SEC Reports or which were incurred in the ordinary course of business and consistent with past practices since the date of SJW's most recent financial statements included in the SJW SEC Reports, SJW and each of its Subsidiaries do not have any material, known liabilities or obligations (whether absolute, accrued, contingent or otherwise) of a nature required by GAAP to be reflected in a consolidated balance sheet (or reflected in the notes thereto) of SJW.

             (f)  Compliance.

                  (i) Except as set forth in the SJW SEC Reports filed prior to the date hereof, neither SJW nor any of its Subsidiaries is in violation of, is, to the knowledge of SJW, under investigation with respect to any violation of, or has been given notice or threatened with any violation of, any Laws or Orders (excluding for purposes of this Section 3.1(f) Environmental Laws), except for violations or possible violations which would not, individually or in the aggregate, have a Material Adverse Effect on SJW. SJW and its Subsidiaries have all permits, licenses, franchises and other governmental authorizations, consents and approvals ("Permits") necessary to conduct their businesses as presently conducted, except for such Permits, the absence of which would not, individually or in the aggregate, have a Material Adverse Effect on SJW. Neither SJW nor any of its
Subsidiaries is in breach or violation of, or in default in the performance or observance of (i) any provision of its article of incorporation or by-laws, or (ii) except as would not, individually or in the aggregate, have a Material Adverse Effect on SJW or would not reasonably be expected to prevent or materially delay the consummation of the Merger, any Contract or Permit applicable to SJW or any Subsidiaries of SJW or their respective properties or assets.

                   (ii) All filings required to be made by SJW or any of its Subsidiaries since December 31, 1997, under any applicable Laws or Orders relating to the regulation of public utilities, have been filed with the appropriate PUC or Health Agency or any other appropriate Governmental Entity (including, without limitation, to the extent required, the state public utility regulatory agencies in California), as the case may be, including all forms, statements, reports, agreements (oral or written) and all documents, exhibits, amendments and supplements appertaining thereto, including but not limited to all rates, tariffs, franchises, service agreements and related documents and all such filings complied, as of their respective dates, in all material respects with all applicable requirements of the appropriate Laws or Orders, except for such filings or such failures to comply that would not, individually or in the aggregate, have a Material
Adverse Effect on SJW.

             (g)  Environmental Matters.

                  (i) SJW and each of its Subsidiaries are in compliance with all applicable Environmental Laws (as defined in Section 3.1(g)) (which compliance includes, but is not limited to, the possession by SJW of all Permits and other governmental authorizations required under applicable Environmental Laws ("Environmental
Permits"), and compliance with the terms and conditions thereof), except where the failure to be in compliance would not, individually or in the aggregate, have a Material Adverse Effect on SJW. SJW has not received any written communication, whether from a Governmental Entity, citizens group, employee or otherwise, alleging that SJW or any of its Subsidiaries are not in such compliance, and there are no past or present (or to the knowledge of SJW, future) actions, activities, circumstances, conditions, events or incidents that may prevent or interfere with such compliance in the future, except for such failure to be in compliance and such actions, activities, circumstances, conditions, events or incidents that would not, individually or in the aggregate, have a Material Adverse Effect on SJW.

                   (ii) There are no Environmental Claims (as defined in Section 3.1(g)) pending or, to the knowledge of SJW, threatened, against SJW or any of its Subsidiaries, or any Person whose liability for any such Environmental Claim SJW or any of its Subsidiaries has retained or assumed either contractually or by operation of Law or Order.

                   (iii) To the knowledge of SJW, there are no past or present actions, activities, circumstances, conditions, events or incidents, including, without limitation, the Release (as defined in Section 3.1(g)), threatened Release or presence of any Hazardous Material (as defined in Section 3.1(g)), that could form the basis of any Environmental Claim against SJW or any of its Subsidiaries, or to the best knowledge of SJW against any Person whose liability for any Environmental Claim SJW or any of its Subsidiaries has or may have retained or assumed either contractually or by operation of Law or Order, except for such liabilities which would not, individually or in the aggregate, have a Material Adverse Effect on SJW.

                  (iv) As used in this Agreement:

                       (A)  "Environmental Claim" means any suit,
proceeding, action, cause of action, investigation or written claim or notice by any Person alleging potential liability (including, without limitation, potential liability for investigatory costs, cleanup costs, governmental response costs, natural resources damages, property damages, diminution of value, personal injuries, or penalties) arising out of, based on or resulting from (a) the presence, or Release of any Hazardous Materials at any location, whether or not owned or operated by SJW, or (b) circumstances forming the basis of any violation, or alleged violation, of any Environmental Law.

                       (B) "Environmental Law" means all Laws relating to pollution or protection of human health or the environment, including without limitation, Laws relating to Releases or threatened Releases of Hazardous Materials or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, Release, disposal, transport or handling of Hazardous Materials and all Laws with regard to recordkeeping, notification, disclosure and reporting requirements respecting Hazardous Materials.

                        (C)  "Hazardous Materials" means all
substances defined as Hazardous Substances, Oils, Pollutants or Contaminants in the National Oil and Hazardous Substances Pollution Contingency Plan, 40 C.F.R. (S) 300.5, natural gas, liquified natural gas, natural gas liquids, gas useable fuels, or Hazardous Substances, Oils, Pollutants or Contaminants defined as such by, or regulated as such under, any Environmental Law.

                       (D)  "Release" means any release, spill,
emission, discharge,leaking, pumping, injection, deposit, disposal, dispersal, leaching or migration into the indoor or outdoor environment (including, without limitation, ambient air, surface water, groundwater and surface or subsurface strata) or into or out of any property or structure, including the movement of Hazardous
Materials through or in the air, soil, surface water, groundwater or property.

              (h)  Employee Benefit Plans; ERISA.

                   (i) Section 3.1(h)(i) of the SJW Disclosure Schedule contains a true and complete list of each deferred compensation and each bonus or other incentive compensation, stock purchase, stock option and other equity compensation or ownership plan, program, agreement or arrangement, each severance or termination pay, medical, surgical, hospitalization, life insurance and other
"welfare" plan, fund or program (within the meaning of Section
3(1) of the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder
("ERISA")) (excluding any payroll practices, compensation arrangements and fringe benefits or perquisites which, individually or in the aggregate, are not material); each profit-sharing, stock bonus or other "pension" plan, fund or program
(within the meaning of Section 3(2) of ERISA); each employment, retention, consulting, termination or severance agreement with any officer or director or any other employee (if the cash severance amount payable to such employee under such agreement could be reasonably expected to exceed $200,000); and each other material employee benefit plan, fund, program, agreement or arrangement, in each case, that is sponsored, maintained or contributed to or required to be contributed to by SJW or by any trade or business, whether or not incorporated (an "ERISA
Affiliate"), that together with SJW would be deemed a "single employer" within the meaning of section 4001(b) of ERISA, or to which SJW or an ERISA Affiliate is party for the benefit of any employee or former employee of SJW or any Subsidiary of SJW, in respect of which SJW or any Subsidiary of SJW will have continuing liability on or after the Effective Time (the "SJW
Benefit Plans"). Notwithstanding the foregoing, at any time prior to the twentieth Business Day following the date of this Agreement, SJW may amend or supplement the list set forth in
Section 3.1(h)(i) of the SJW Disclosure Schedule, so long as such changes are made in respect of actions permitted in accordance with Section 4.1(h).

                   (ii) With respect to each SJW Benefit Plan, (A) no amendments have been made thereto since the date hereof, or in the case of a pension benefit plan intended to be "qualified" under Section 401(a) of the Code, since the date of its most recent favorable determination letter from the Internal Revenue Service (other than as required by applicable Law or as would not result in any increased cost that would have a Material Adverse Effect), and
(B) SJW has heretofore delivered or made available to Parent true and complete copies of the SJW Benefit Plans, any related trust or other funding vehicle, the most recent annual report on Form
5500, the current summary plan description and the most recent determination letter received from the IRS with respect to each SJW Benefit Plan intended to qualify under Section 401 of the Code.

                  (iii) No liability under Title IV has been incurred by SJW or any ERISA Affiliate that has not been satisfied in full, and, to the knowledge of SJW, no condition exists that presents a material risk to SJW or any ERISA Affiliate of incurring any such liability, other than liability for premiums due the Pension
Benefit Guaranty Corporation (which premiums have been paid when due), where any such liability has had, or would have a Material Adverse Effect.

                  (iv) No SJW Benefit Plan that is subject to Title IV (a "SJW Title IV Plan") is a "multiemployer pension plan," as defined in section 3(37) of ERISA, nor is any SJW Title IV Plan a plan described in section 4063(a) of ERISA. At no time since
December 31, 1992, have SJW or any ERISA Affiliate, been required to contribute to, or incurred any withdrawal liability, within the meaning of Section 4201 of ERISA to any multiemployer pension plan nor does SJW or any ERISA Affiliate have any potential withdrawal liability arising from a transaction described in
Section 4204 of ERISA. Any withdrawal liability incurred with respect to any multiemployer plan has been fully paid as of the date hereof.

                  (v) Each SJW Benefit Plan has been operated and administered in accordance with its terms, the terms of any applicable collective bargaining agreement and applicable Law, including but not limited to ERISA and the Code, except as would not be reasonably expected to result in a Material Adverse Effect, and each SJW
Benefit Plan intended to be "qualified" within the meaning of
Section 401(a) of the Code has received a favorable determination letter from the Internal Revenue Service.

                  (vi) None of the terms of the SJW Benefit Plans provide that the consummation of the transactions contemplated by this Agreement will, either alone or in combination with another event, (A) entitle any current or former employee or officer of SJW or any ERISA Affiliate to severance pay, unemployment compensation or any other payment, except as expressly provided in this Agreement, or (B) accelerate the time of payment or vesting, or increase the amount of compensation due any such employee or officer.

                  (vii) There are no pending, or to the knowledge of SJW, threatened or anticipated claims by or on behalf of any SJW
Benefit Plan, by any employee or beneficiary covered under any such SJW Benefit Plan, or otherwise involving any such SJW
Benefit Plan (other than routine claims for benefits) that would be reasonably expected to result in liability that would have a Material Adverse Effect.

                   (viii) Neither the Company nor any ERISA Affiliate has incurred or is reasonably likely to incur any liability with respect to any plan or arrangement that would be included within the definition of "Benefit Plan" hereunder but for the fact that such plan or arrangement was terminated before the date of this Agreement.

               (i)  Absence of Certain Changes or Events.

Except as disclosed in the SJW SEC Reports filed with the SEC prior to the date hereof, since June 30, 1999 (a) the businesses of SJW and its Subsidiaries have been conducted in the ordinary course, consistent with past practices and (b) there has not been any event, occurrence, development or state of circumstances or facts that has had, or would have, individually or in the aggregate, a Material Adverse Effect on SJW.

              (j)  Year 2000.

The computer software operated by SJW and its Subsidiaries which is used in the conduct of their businesses is,as of the date hereof, capable of providing or being adapted to provide, and as of the Effective Time will provide, uninterrupted millennium functionality to record, store, process and present calendar dates falling on or after January 1, 2000 in substantially the same manner and with the same functionality as such software records, stores, processes and presents such calendar dates falling on or before December 31, 1999, other than such interruptions in millennium functionality that would not, individually or in the aggregate, reasonably be expected to result in a Material Adverse Effect on SJW. SJW believes that the remaining cost of adaptions referred to in the foregoing sentence is not reasonably likely to have a Material Adverse Effect on SJW.

              (k)  Taxes.

                   (i) SJW and its Subsidiaries have (A) duly filed (or there has been filed on their behalf) with the appropriate Governmental Entities all Tax Returns (as defined in Section 3.1(k)(vii)(B)) required to be filed by them on or prior to the date hereof, other than those Tax Returns the failure of which to file would not, individually or in the aggregate, result in a Material Adverse Effect on SJW, and such Tax Returns are true, correct and complete in all material respects, and (B) duly paid in full (or there has been paid) all Taxes (as defined in Section 3.1(k)(vii)(A)) shown to be due on such Tax Returns.

                   (ii) Except as set forth in Section 3.1(k) of the SJW Disclosure Schedule, there are no ongoing federal, state, local or foreign audits or examinations of any Tax Return of SJW or any of its Subsidiaries.

                   (iii) There are no outstanding requests, agreements, consents or waivers to extend the statutory period of limitations applicable to the assessment of any Taxes or deficiencies against SJW or any of its Subsidiaries, and no power of attorney granted by either SJW or any of its Subsidiaries with respect to any Taxes is currently in force.

                   (iv) Neither SJW nor any of its Subsidiaries is a party to any agreement providing for the allocation or sharing of Taxes.

                   (v) No consent under Section 341(f) of the Code has been filed with respect to SJW or any of its Subsidiaries.

                   (vi) The accruals for Taxes reflected in SJW's most recent balance sheet included in the SJW SEC Reports are adequate to cover all liabilities for Taxes of SJW and its Subsidiaries for all periods ending on or before the date of such balance sheet and nothing has occurred subsequent to the date of such balance sheet to make any of such accruals inadequate.

                 (vii) For purposes of this Agreement:

                       (A) "Taxes" means any and all federal, state, local, foreign or other taxes of any kind (together with any and all interest, penalties,additions to tax and additional amounts imposed with respect thereto) imposed by any taxing authority, including, without limitation,taxes or other charges on or with respect to income,franchises, windfall or other profits, gross receipts, property, sales, use, capital stock, payroll, employment, social security, workers' compensation, unemployment compensation or net worth, and taxes or other charges in the nature of excise, withholding, ad valorem or value added, and (B) "Tax Return" means any return, report or similar statement (including the attached schedules) required to be filed with respect to any Tax, including, without limitation, any information return, claim for refund, amended return or declaration of estimated Tax.

               (l)  Insurance.

Each of SJW and its Subsidiaries is, and has been continuously since
January 1, 1994, insured with financially responsible insurers in such amounts and against such risks and losses as are customary in all material respects for companies in the United States conducting the business conducted by SJW and its Subsidiaries during such time period, except for such insurance the absence of which would not have a Material Adverse
Effect. Neither SJW nor any of its Subsidiaries has received any notice of cancellation or termination with respect to any material insurance policy of SJW or any Subsidiary of SJW. SJW has fulfilled all of its obligations under each material insurance policy, including the timely payment of premiums, other than such failures to fulfill its obligations that would not reasonably be expected, individually or in the aggregate, to reduce or nullify the benefits under such policy.

               (m)  Property Franchises.

SJW and its Subsidiaries own or have sufficient rights and consents to use under existing franchises,easements, leases, and license agreements all properties, rights and assets necessary for the conduct of their businesses and operations as currently conducted, except where the failure to own or have sufficient rights and consents to use such properties, rights and assets would not, individually or in the aggregate, reasonably be expected to have a Material Adverse
Effect on SJW.

                (n)  Water Quality.

The quality of water supplied by SJW and its Subsidiaries to their respective customers complies in all material respects with all applicable standards for quality and safety of water imposed by applicable
Laws and Orders.

                (o)  Board Approval.

The Board of Directors of SJW, by resolutions duly and unanimously adopted at a meeting duly called and held and not subsequently rescinded or modified in any way (the "SJW Board Approval"), has duly (i) determined that this Agreement and the Merger are advisable and in the best interests of SJW and its shareholders, (ii) approved this Agreement and the Merger and (iii) recommended that the shareholders of SJW approve and adopt this Agreement. Assuming the accuracy of the representations and warranties set forth in Sections 3.2(g) and 3.3(e), the Board of Directors of SJW has taken the necessary action to make inapplicable the restrictions on business combinations set forth in Section 203 of the CCC and any other similar applicable antitakeover Laws.

               (p)  Vote Required.

The affirmative vote of the holders of a majority of the outstanding shares of SJW Common Stock to adopt this Agreement (the "Required SJW Vote") is the only vote of the holders of any class or series of SJW capital stock necessary to adopt this Agreement and approve the transactions contemplated hereby.

               (q)  Brokers or Finders.

No agent, broker, investment banker,financial advisor or other firm or Person is or will be entitled to any broker's or finder's fee or financial advisor's fee or any other similar commission or fee in connection with any of the transactions contemplated by this Agreement, except Morgan Stanley & Co. Incorporated (the "SJW Financial Advisor"), whose fees and expenses will be paid by SJW in accordance with SJW's agreement with such firm, based upon arrangements made by or on behalf of SJW and previously disclosed to Parent in writing.

               (r)  Opinion of SJW Financial Advisor.

SJW has received the opinion of SJW Financial Advisor, dated the date of this Agreement, to the effect that, as of such date, the Merger Consideration is fair, from a financial point of view, to the holders of SJW Common Stock and such opinion has not been withdrawn or modified.

                (s)  Regulation as a Utility.

Certain Subsidiaries of SJW are regulated as public utilities in California. Neither SJW nor any "subsidiary company" or "affiliate"
(as such terms are defined in the Public Utility Holding Company Act of 1935, as amended (the"1935 Act")) of SJW is subject to regulation as a public utility or public service company (or similar designation) by any other state in the United States, by the United States or any agency or instrumentality of the United States or by any foreign country. SJW is not a holding company under the 1935 Act. From December
31, 1989 to the date of this Agreement no Governmental Entity has denied the request of SJW or any of its Subsidiaries to include any asset then in utility service in rate base for recovery in the amount of $500,000 or more.

               (t)  Litigation.

Except for claims, actions, suits, proceedings or investigations that would not have a Material Adverse Effect on SJW (collectively, "Claims"), there are no claims, actions,suits, proceedings or investigations pending or, to SJW's knowledge, threatened against SJW or any of its Subsidiaries, or any properties or rights of SJW or any of its Subsidiaries, by or before any Governmental Entity. Section 3.1(a) of the SJW
Disclosure Schedule sets forth all Claims which are pending or, to SJW's knowledge, threatened against any of SJW or its Subsidiaries. Neither SJW nor any of its Subsidiaries is subject to any outstanding Order that could reasonably be expected to have a Material Adverse Effect on SJW or prevent or materially delay the consummation of the Merger.

               (u)  No Parent Capital Stock.

SJW does not own or hold directly or indirectly any capital stock of Parent, or any options,warrants or other rights to acquire any capital stock of Parent, or in each case, any interests therein.

               (v)  Contracts.

All contracts which are material to the Company and its Subsidiaries ("Material Contracts") have been provided to Parent. All Material Contracts to which SJW or any of its Subsidiaries are a party or by which its assets are bound are a valid and binding obligation of SJW or such Subsidiary and, to the knowledge of SJW, the valid and binding obligation of each other party thereto. Neither SJW nor any of its Subsidiaries,nor to the knowledge of SJW or any other party thereto, is in violation of or in default under (nor does there exist any condition which upon the passage of time or the giving of notice would cause such a violation or default under) any Material
Contract, except for such violations or defaults that could not be reasonably expected to result in a Material Adverse Effect.

              (w)  Real Estate.

Except for such matters that would not,individually or in the aggregate, have a Material Adverse Effect on SJW:

                  (i) All structures and other improvements on such properties are within the lot lines and do not encroach on the properties of any other person. Neither SJW nor any of its Subsidiaries has received any written or oral notice for assessments for public improvements against SJW Real Property which remains unpaid, and to the knowledge of SJW, no such assessment has been proposed.

                   (ii) SJW and each of its Subsidiaries has obtained all authorizations, permits, easements and rights of way, including proof of dedication ("Access Rights"), which are necessary to ensure continued uninterrupted (1) vehicular and pedestrian ingress and egress to and from SJW Real Property and
(2) continued use, operation, maintenance, repair and replacement of all existing and currently committed water lines used by SJW and each of its Subsidiaries in connection with their respective businesses. All Access Rights are in full force and effect.
Neither SJW nor any of its Subsidiaries is in breach or default under the easement rights and rights of way enjoyed by SJW or its Subsidiaries, and to the knowledge of SJW, none of the grantors of such rights are in breach or default thereunder. There are no restrictions on entrance to or exit from SJW Real Property to adjacent public streets, and no conditions exist which will or with the giving of notice, the passage of time or both, could materially and adversely affect such Access Rights.

                   (iii) As of the Effective Time, SJW Real Property will be adequate to operate the businesses of SJW and its Subsidiaries consistent with past practice.

                   (iv) SJW Real Property has adequate arrangements for supplies of electricity, gas, oil, coal and sewer for all operations at the 1998 or current operating levels, whichever is greater. There are no actions or proceedings pending or, to SJW's knowledge, threatened that would adversely affect the supply of electricity, gas, coal or sewer to SJW Real Property.

                   (v) There are no pending, or to SJW's knowledge, threatened eminent domain, condemnation or other governmental action affecting or taking of any SJW Real Property.

               (x)  Intellectual Property.

SJW or its Subsidiaries owns, leases or licenses free and clear of all Encumbrances all Intellectual Property Rights necessary to conduct the business of SJW, except where the failure to own, lease or license would not have,individually or in the aggregate, a Material Adverse Effect on SJW. Except for such claims, infringements and misappropriations that would not have, individually or in the aggregate, a Material Adverse Effect on SJW, (i) there has been no claim made against SJW or any of its Subsidiaries asserting the invalidity, misuse or unenforceability of any Intellectual Property Rights, (ii) SJW is not aware of any infringement or misappropriation of any of the Intellectual Property Rights, and (iii) neither SJW nor any of its Subsidiaries has infringed or misappropriated any intellectual property or proprietary right of any other entity.
As used herein, "Intellectual Property Rights" mean any trademark, servicemark, registration therefor or application for registration therefor, trade name, invention, patent, patent application, trade secret, know-how, copyright, copyright registration, application for copy registration, or any other similar type of proprietary intellectual property, in each case owned, leased or licensed and used or held for use by the SJW or any Subsidiary.

              (y)  Product Liability.

Except for such matters that would not,individually or in the aggregate, have a Material Adverse Effect on SJW, there are no
(i) liabilities of SJW or any of its Subsidiaries, fixed or contingent, asserted or, to the knowledge of SJW, unasserted, with respect to any product liability or similar claim that relates to any product or service sold by SJW or any of its Subsidiaries or (ii) liabilities of SJW or any of its Subsidiaries, fixed or contingent, asserted or, to the knowledge of SJW unasserted, with respect to any claim for the breach of any express or implied product warranty or a similar claim with respect to any product or service sold by SJW or any of its Subsidiaries to others.

               (z)  Condition of Assets.

The buildings, machinery, equipment,tools, furniture, improvements and other fixed intangible assets of SJW and its Subsidiaries are structurally sound and free from known defects, subject to ordinary wear and tear, and shall be maintained by SJW or such Subsidiaries in such good operating condition and repair through the Effective Time so as to have the capacity to permit the operation of SJW's or such Subsidiaries' business as presently conducted. The assets and properties of SJW and its Subsidiaries include all assets, rights, properties and contracts, the use of which is necessary to the continued conduct after the Effective Time of SJW's and each of its Subsidiaries' business by the Surviving Corporation substantially in the manner as it is presently conducted.

          3.2. Representations and Warranties of Parent

               Parent represents and warrants to SJW as follows:

               (a)  Organization, Standing and Power.

Parent is a corporation duly incorporated and validly existing under the Laws of its jurisdiction of incorporation or organization, has all requisite power and authority to own, lease and operate its properties and to carry on its business as now being conducted, and is duly qualified to do business in each jurisdiction in which the nature of its business or the ownership or leasing of its properties makes such qualification necessary other than in such jurisdictions where the failure so to qualify or to be in good standing would not, individually or in the aggregate, have a Material Adverse Effect on Parent.

              (b)  Authority; No Violations.

                   (i) Parent has all requisite corporate power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of Parent. This Agreement has been duly and validly executed and delivered by Parent and constitutes a valid and binding agreement of Parent, enforceable against it in accordance with its terms.

                  (ii) The execution and delivery of this Agreement by Parent do not or will not, as the case may be, and the performance of this Agreement and the consummation by Parent of the Merger and the other actions contemplated hereby will not, result in a Violation pursuant to: (A) any provision of the articles of incorporation or by-laws of Parent or any Subsidiary of Parent or (B) except as would not, individually or in the aggregate, have a Material
Adverse Effect on Parent, subject to obtaining or making the consents, approvals, orders, authorizations, registrations, declarations and filings referred to in paragraph (iii) below, any Contract, Laws or Orders applicable to Parent or any Subsidiary of Parent or their respective properties or assets.

                   (iii) No consent, approval, order or authorization of, or registration, declaration or filing with, or notice to, any Governmental Entity is required by or with respect to Parent or any Subsidiary of Parent in connection with the execution and delivery of this Agreement by Parent or the performance of this Agreement and the consummation of the Merger and the other transactions contemplated hereby, except for those required under or in relation to (A) the HSR Act, (B) Laws of any PUCs and set forth in Section 3.1 (c)(iii)(D) of the SJW Disclosure Schedule,
(C) rules and regulations of the New York Stock Exchange, and
(D) such consents, approvals, orders, authorizations, registrations, declarations and filings the failure of which to make or obtain would not, individually or in the aggregate, have a Material Adverse Effect on Parent. Consents, approvals, orders, authorizations, registrations, declarations and filings required under or in relation to the foregoing clauses (A) through (D) are hereinafter referred to as the "Parent Required Consents". The parties hereto agree that references in this Agreement to "obtaining" Parent Required Consents means obtaining such consents, approvals or authorizations, making such registrations, declarations or filings, giving such notices; and having such waiting periods expire as are necessary to avoid a violation of Law or an Order.

               (c)  Board Approval.

The Board of Directors of Parent, by resolutions duly adopted at a meeting duly called and held and not subsequently rescinded or modified in any way, has duly (i) determined that this Agreement and the Merger are in the best interests of Parent and its shareholders and
(ii) approved this Agreement and the Merger.

              (d)  Vote Required.

No vote of the holders of any class or series of Parent capital stock is necessary to approve this Agreement, the Merger or the other transactions contemplated hereby.

              (e)  Brokers or Finders.

No agent, broker, investment banker,financial advisor or other firm or Person is or will be entitled to any broker's or finder's fee or any other similar commission or fee in connection with any of the transactions contemplated by this Agreement based upon arrangements made by or on behalf of Parent, except Greenhill & Company (the "Parent Financial Advisor"), whose fees and expenses will be paid by Parent in accordance with Parent's agreement with such firm based upon arrangements made by or on behalf of Parent.

               (f)  Litigation.

As of the date hereof, there are no claims, actions, suits, proceedings or investigations pending or, to Parent's knowledge, threatened against Parent or any of its Subsidiaries, or any properties or rights of Parent or any of its Subsidiaries, before any Governmental Entity that (i) seek to materially delay or prevent the consummation of the Merger or the other transactions contemplated hereby or (ii) could reasonably be expected to affect adversely the ability of Parent to fulfill its obligations hereunder, including Parent's obligations under
Article I and Article II.

               (g)  No SJW Capital Stock.

Except for 400 shares of SJW Common Stock, Parent does not own or hold directly or indirectly any shares of SJW Common Stock or any other capital stock of SJW, or any options, warrants or other rights to acquire any shares of SJW Common Stock or any other capital stock of SJW, or in each case, any interests therein, other than pursuant to the Merger as contemplated by this Agreement.

               (h)  Financing.

Parent has or will have available, prior to the Effective Time, sufficient funds to pay the Merger Consideration pursuant to this Agreement and otherwise to satisfy its obligations hereunder.

          3.3. Representations and Warranties of Parent and Merger Sub Parent and Merger Sub represent and warrant to SJW as follows:

               (a)  Organization, Standing and Power.

Merger Sub is a corporation duly incorporated, validly existing and in good standing under the Laws of Delaware. Merger Sub is a wholly-owned subsidiary of Parent.

              (b)  Authority; No Violations.

                   (i) Merger Sub has all requisite corporate power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby. The execution, delivery and performance by Merger Sub of this Agreement and the consummation by Merger Sub of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate and shareholder action on the part of Merger Sub. This Agreement has been duly and validly executed and delivered by Merger Sub and constitutes a valid and binding agreement of Merger Sub, enforceable against it in accordance with its terms.

                   (ii) The execution and delivery of this Agreement by Merger Sub do not or will not, as the case may be, and the performance of this Agreement and the consummation by Merger Sub of the Merger and the other transactions contemplated hereby will not, result in a Violation pursuant to: (A) any provision of the articles ofincorporation or by-laws of Merger Sub or (B) except as would not, individually or in the aggregate, have a Material Adverse Effect on Parent, subject to obtaining or making the consents, approvals, orders, authorizations, registrations, declarations and filings referred to in paragraph (iii) below, any Contract, Laws or Orders applicable to Merger Sub or its properties or assets.

                    (iii) No consent, approval, order or authorization of, or registration, declaration or filing with, any Governmental Entity is required by or with respect to Merger Sub in connection with the execution and delivery of this Agreement by Merger Sub or the consummation of the Merger and the other transactions contemplated hereby, except for the Parent Required Consents, the filing of the Agreement of Merger pursuant to the CCC and DGCL and such consents, approvals, orders, authorizations, registrations, declarations and filings the failure of which to make or obtain would not, individually or in the aggregate, have a Material Adverse Effect on Parent.

               (c) Board and Shareholder Approval. The Board of Directors of Merger Sub, by resolutions duly adopted without a meeting by unanimous consent thereto in writing and not subsequently rescinded or modified in any way, has duly

                    (i) determined that this Agreement and the Merger are advisable and in the best interest of Merger Sub and its shareholder,

                    (ii) approved this Agreement and the Merger and

                    (iii) recommended that the shareholder of Merger Sub adopt this Agreement. Following the adoption of such resolutions by the Board of Directors of Merger Sub, the sole shareholder of Merger Sub, without a meeting by consent in writing, has duly adopted this Agreement.

               (d) No Business Activities. Merger Sub has not conducted any activities other than in connection with its organization, the negotiation and execution of this Agreement and the consummation of the transactions contemplated hereby. Merger Sub has no Subsidiaries.

               (e) No SJW Capital Stock. Merger Sub does not own or hold directly or indirectly any shares of SJW Common Stock or any other capital stock of SJW, or any options, warrants or other rights to acquire any shares of SJW Common Stock or any other capital stock of SJW, or in each case, any interests therein.

                           ARTICLE IV

            COVENANTS RELATING TO CONDUCT OF BUSINESS

          4.1. Covenants of SJW

During the period from the date of this Agreement and continuing until the Effective Time, SJW agrees as to itself and its Subsidiaries that (except as expressly contemplated or permitted by this Agreement or as otherwise indicated in Section 4.1 of the SJW Disclosure Schedule or as required by a Governmental Entity of competent jurisdiction (written notice of which will be given promptly to Parent) or to the extent that Parent shall otherwise consent in writing):

               (a)  Ordinary Course.

               (i) SJW and each of its Subsidiaries shall carry on their respective businesses in the usual, regular and ordinary course, in all material respects, in substantially the same manner as heretofore conducted, and shall use all reasonable efforts to preserve intact their present lines of business, business organizations and reputations, maintain their rights, franchises and permits, keep available the services of their officers and key employees, maintain their assets and properties in good working order and condition, ordinary wear and tear excepted, and preserve their relationships with customers, suppliers and others having business dealings with them to the end that their ongoing businesses shall not be impaired in any material respect at the Effective Time; provided, however, that no action by SJW or its Subsidiaries with respect to matters specifically addressed by any other provision of this Section 4.1 shall be deemed a breach of this Section 4.1(a)(i) unless such action would constitute a breach of one or more of such other provisions.

                    (ii) Other than with the consent of Parent, which shall not be unreasonably withheld, SJW shall not, and shall not permit any of its Subsidiaries to, (A) enter into any new material line of business or (B) incur or commit to any capital expenditures other than capital expenditures contemplated in SJW's capital budget,reasonable amounts required to meet emergencies, and such additional amounts as may be required to comply with Laws and Orders then in effect or required by a Governmental Entity.

               (b)  Dividends; Changes in Share Capital.

SJW shall not, and shall not permit any of its Subsidiaries to, and shall not propose to, (i) declare, set aside or pay any dividends on or make other distributions (whether in cash or otherwise) in respect of any of its capital stock,except (x) dividends by wholly-owned Subsidiaries of SJW to such Subsidiary's parent or another wholly-owned Subsidiary of SJW and (y) the regular quarterly dividends on SJW Common Stock in the amount of $0.60 per share of SJW Common Stock payable in the third and fourth quarter of 1999, and $0.615 per share of SJW Common Stock per quarter thereafter,(ii) split, combine, subdivide or reclassify any of its capital stock or issue or authorize or propose the issuance of any other securities in respect of, in lieu of or in substitution for, shares of its capital stock, except for any such transaction by a wholly owned Subsidiary of SJW which remains a wholly owned Subsidiary of SJW after consummation of such transaction, (iii) adopt a plan of complete or partial liquidation or resolutions providing for or authorizing such liquidation or a dissolution, merger, consolidation, restructuring, recapitalization or other reorganization or (iv) directly or indirectly repurchase, redeem or otherwise acquire any shares of its capital stock or any securities convertible into or exercisable for any shares of its capital stock.

               (c)  Issuance of Securities.

SJW shall not, and shall not permit any of its Subsidiaries to, issue, deliver or sell, pledge or encumber, or authorize or propose the issuance, delivery or sale,pledge or encumbrance of, any shares of its capital stock of any class, any SJW Voting Debt or any securities convertible into or exercisable for, or any rights, warrants or options to acquire,any such shares or SJW Voting Debt, or enter into any agreement with respect to any of the foregoing, other than issuances by a wholly owned Subsidiary of SJW of capital stock to such Subsidiary's Parent or another wholly owned Subsidiary of SJW.

               (d)  Governing Documents.

Except to the extent required to comply with their respective obligations hereunder or, following written notice to Parent, as may be required by Law or Order or required by the rules and regulations of the AMEX, SJW shall not, and shall not permit any of its Subsidiaries to, amend or propose to amend their respective articles of incorporation, by-laws or other governing documents.

               (e)  No Acquisitions.

Other than with the consent of Parent, which shall not be unreasonably withheld, SJW shall not, and shall not permit any of its Subsidiaries to, acquire or agree to acquire by merging or consolidating with, or by purchasing a substantial equity interest in or a substantial portion of the assets of, or by any other manner, any business or any corporation, partnership, association or other business organization or division thereof, or otherwise acquire or agree to acquire any assets other than the acquisition of assets as are used in the operations of the business of SJW and its Subsidiaries in the ordinary course, consistent with past practice.

               (f)  No Dispositions.

Other than (i) with the consent of Parent, which shall not be unreasonably withheld, (ii) as set forth in Section 4.1(f) of the Disclosure Schedule and (iii) transfers between SJW and the wholly-owned Subsidiaries of SJW and between the wholly-owned Subsidiaries of SJW. SJW shall not, and shall not permit any Subsidiary of SJW to, sell, lease, transfer, encumber or otherwise dispose of, or agree to sell, lease, transfer, encumber or otherwise dispose of, any of its assets (including capital stock of Subsidiaries of SJW) which are material to SJW.

               (g)  Investments; Indebtedness.

SJW shall not, and shall not permit any of its Subsidiaries to, (i) other than as set forth on Schedule 4.1(g) of the Disclosure Schedule, make any loans, advances or capital contributions to, or investments in, any other Person, other than loans, advances, capital contributions and investments by SJW or a Subsidiary of SJW to or in SJW or any wholly owned Subsidiary of SJW, (ii) pay, discharge, settle or satisfy any claims, liabilities or obligations (absolute, accrued, asserted or unasserted, contingent or otherwise), other than payments, discharges, settlements or satisfactions incurred or committed to in the ordinary course of business consistent with past practice or reflected in the most recent consolidated financial statements (or the notes thereto) of SJW included in the most recent SJW SEC Reports filed prior to the date of this Agreement or (iii) other than as set forth on Schedule 4.1(g) of the Disclosure Schedule, create, incur, assume or suffer to exist any indebtedness, guarantees, loans or advances or any debt securities or any warrants or rights to acquire any debt securities not in existence as of the date of this Agreement except for short-term indebtedness incurred under SJW's current short-term facilities (and any replacements thereof) in the ordinary course of business, consistent with past practices, and which shall not exceed $20,000,000 in the aggregate without the consent of Parent, which shall not be unreasonably withheld, in each case as such facilities and other existing indebtedness may be amended, extended, modified, refunded, renewed, refinanced or replaced after the date of this Agreement, but only if the aggregate principal amount thereof is not increased thereby, the term thereof is not extended thereby (or, in the case of replacement indebtedness, the term of such indebtedness is not for a longer period of time than the period of time applicable to the indebtedness so replaced) and the other terms and conditions thereof, taken as a whole, are not less advantageous to SJW and its Subsidiaries than those in existence as of the date of this Agreement.

               (h)  Compensation.

Except as otherwise agreed by Parent, SJW shall not, and shall not permit any of its Subsidiaries to, (i) materially increase the amount of compensation of any executive officer, director or employee,
(ii) make any material increase in or commitment to increase any employee benefits, (iii) issue any equity-based awards or shares of SJW Common Stock pursuant to SJW Benefit Plans, adopt or make any commitment to enter into, adopt,amend in any material manner or terminate any SJW Benefit Plan,or any other agreement, arrangement, plan or policy between SJW or one of its Subsidiaries and one or more of its directors, officers or employees, or (iv) make any contribution, other than regularly scheduled contributions, to any SJW Benefit Plan.

               (i)  Other Actions.

SJW shall not, and shall not permit any ofits Subsidiaries to take any action that would, or fail to take any action which failure would, or that could reasonably be expected to, result in, (i) a material breach of any provision of this Agreement, or (ii) any of the conditions to the Merger set forth in Article VI not being satisfied.

               (j)  Accounting Methods; Income Tax Matters.

Except as disclosed in the SJW SEC Reports filed prior to the date of this Agreement, or as required by a Governmental Entity, SJW shall not, nor shall it permit any of its Subsidiaries to, change its methods of accounting or accounting practices in effect at December 31,1998, except as required by GAAP. SJW shall not, nor shall it permit any of its Subsidiaries to, (i) change its fiscal year,(ii) make or rescind any material tax election, (iii) settle or compromise any claim, action, suit, litigation, proceeding,arbitration, investigation, audit, or controversy in respect of Taxes for any amount in excess of the amount reserved therefor and reflected in the most recent consolidated financial statements (or the notes thereto) of SJW included in the most recent SJW SEC Report, or (iv) change in any material respect any of its methods of reporting income, deductions or accounting for federal income Tax purposes from those employed in the preparation of its federal income Tax Return for the taxable year ending December 31, 1998.

               (k)  Contracts.

SJW shall not, nor shall it permit any of its Subsidiaries, except in the ordinary course of business consistent with past practice (i) to modify, amend, terminate or fail to use commercially reasonable efforts to renew any material Contract or waive, release or assign any material rights or claims under a Contract to which SJW or any of its Subsidiaries is a party or (ii) to enter into any new material Contracts.

               (l)  Regulatory Matters.

Except for filings in the ordinary course of business consistent with past practice that would not have a Material Adverse Effect on SJW, SJW shall inform Parent reasonably in advance of making a filing to implement any changes in any of its or its Subsidiaries' rates or surcharges for water service or executing any agreement with respect thereto that is otherwise permitted under this Agreement and shall, and shall cause its Subsidiaries to, deliver to Parent a copy of each such filing or agreement. SJW shall, and shall cause its Subsidiaries to, make all such filings (A) only in the ordinary course of business consistent with past practice or (B) as required by a Governmental Entity.

               (m)  Compromise; Settlement.

Neither SJW nor any of its Subsidiaries shall settle or compromise any pending or threatened claims or arbitrations (other than any Claims or arbitrations relating to matters set forth in the SJW SEC Reports), other than settlements which involve solely the payment of money (without admission of liability) that would not result in an uninsured payment by or liability of SJW in excess of $300,000 in the aggregate above the reserves established specifically therefor on the books of SJW as of the date hereof.

          4.2. Covenants of Parent

During the period from the date of this Agreement and continuing until the Effective Time, Parent agrees as to itself and its Subsidiaries that (except as expressly contemplated or permitted by this Agreement or as required by a Governmental Entity of competent jurisdiction (written notice of which will be given promptly to SJW) or to the extent that SJW shall otherwise consent in writing) Parent shall not, and shall not permit any of its Subsidiaries to, take any action that would, or fail to take any action which failure would impair Parent's ability to have available sufficient funds to pay the Merger Consideration pursuant to this Agreement and otherwise to satisfy its obligations hereunder.

          4.3. Advice of Changes; Governmental Filings

Each party shall (a) confer on a regular and frequent basis with the other, with respect to matters relevant to the Merger and
(b) report (to the extent permitted by Law,Order or any applicable confidentiality agreement) on operational matters with respect to SJW and its Subsidiaries, and SJW shall promptly advise Parent, orally and in writing, of any material change or event affecting its business or operations, including any complaint, investigation or hearing by any Governmental Entity (or communication indicating the same may be contemplated) or the institution or threat of material litigation. SJW shall timely file all reports required to be filed by it with the SEC (and all other Governmental Entities) between the date of this Agreement and the Effective Time and shall (to the extent permitted by Law, Order or any applicable confidentiality agreement) deliver to Parent copies of all such reports,announcements and publications promptly after the same are filed. Except as otherwise required by Section 4.1(l) and subject to applicable
Laws and Orders relating to the exchange ofinformation, each of SJW and Parent shall have the right to review in advance, and will consult with the other with respect to, all the information relating to the other party and each of their respective Subsidiaries, which appears in any filings, announcements or publications made with, or written materials submitted to, any third party or any Governmental Entity in connection with the transactions contemplated by this Agreement. In exercising the foregoing right, each of the parties hereto agrees to act reasonably and as promptly as practicable. Each party agrees that, to the extent practicable and as timely as practicable, it will consult with, and provide all appropriate and necessary assistance to, the other party with respect to the obtaining of all permits, consents, approvals and authorizations of all third parties and Governmental Entities necessary or advisable to consummate the transactions contemplated by this Agreement and each party will keep the other party apprised of the status of matters relating to completion of the transactions contemplated hereby.

          4.4. Transition Planning; Continued Operations of SJW.

              (a) SJW and Parent shall each appoint three (3) officers to serve from time to time as their respective representatives on a committee that will be responsible for coordinating transition planning and implementation relating to the Merger. The initial representatives of SJW shall be W. Richard Roth, Angela Yip and Scott Yoo. The initial representatives of Parent shall be Daniel Kelleher, W. Timothy Pohl and Ellen Wolf.

              (b) Between the date of this Agreement and the Effective Time, Parent at its discretion may locate up to two of itsrepresentatives at the offices of SJW (it being understood that such representatives shall not interfere with the business and operations of SJW or its Subsidiaries and shall have no authority whatsoever with respect to the operation of the business of SJW or any of its subsidiaries). During such period SJW shall cause one or more of its designated representatives to consult as requested by Parent with such representatives of Parent and to discuss the general status of the business of SJW and its Subsidiaries consistent with Sections 4.4 and 5.2 hereof.

          4.5. Control of SJW's Business

Nothing contained in this Agreement shall be deemed to give Parent, directly or indirectly, the right to control or direct SJW's operations prior to the Effective Time. Prior to the Effective Time, SJW shall exercise, consistent with the terms and conditions of this Agreement, complete control and supervision over its operations.

                            ARTICLE V

                      ADDITIONAL AGREEMENTS

          5.1. Preparation of SJW Proxy Statement; SJW Shareholders
Meeting.

              (a) As promptly as practicable following the date hereof, SJW shall, in cooperation with Parent, prepare and file with the SEC preliminary proxy materials relating to the SJW Shareholders
Meeting (such proxy statement, and any amendments or supplements thereto, the "SJW Proxy Statement"). The SJW Proxy Statement shall comply as to form in all material respects with the applicable provisions of the Exchange Act and the rules and regulations thereunder, and shall include a statement that the Board of Directors finds the Merger to be advisable, fair to and in the best interests of SJW. Each of SJW and Parent shall use all reasonable efforts to have the SJW Proxy Statement cleared by the SEC as promptly as practicable after filing with the SEC. SJW shall, as promptly as practicable after receipt thereof, provide copies of any written comments received from the SEC with respect to the SJW Proxy Statement to Parent and advise Parent of any oral comments with respect to the SJW Proxy Statement received from the SEC. If at any time prior to the SJW Shareholders
Meeting there shall occur any event that should be set forth in an amendment or supplement to the SJW Proxy Statement, SJW shall promptly prepare and mail to its shareholders such an amendment or supplement. SJW shall cause the SJW Proxy Statement to be mailed to its shareholders at the earliest practicable date following clearance of the SJW Proxy Statement by the SEC and, subject to Section 5.4, shall include in the SJW Proxy Statement the recommendation of the Board of Directors of SJW that the shareholders of SJW vote in favor of the approval of the Merger
Agreement.

Parent agrees that none of the information supplied or to be supplied by Parent for inclusion or incorporation by reference in the SJW Proxy Statement and each amendment or supplement thereto, at the time of mailing thereof and at the time of SJW Shareholders Meeting, will contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. SJW agrees that none of the information supplied or to be supplied by SJW for inclusion or incorporation by reference in the SJW Proxy Statement and each amendment or supplement thereto, at the time of mailing thereof and at the time of SJW Shareholders Meeting, will contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. SJW will provide Parent and its counsel with a reasonable opportunity to review and comment on the SJW Proxy
Statement and all responses to requests for additional information by and replies to comments of the SEC prior to filing such with, or sending such to, the SEC, and will provide Parent and its counsel with a copy of all such filings made with the SEC. No amendment or supplement to the information supplied by Parent for inclusion in the SJW Proxy Statement shall be made without the approval of Parent, which approval shall not be unreasonably withheld or delayed.

               (b) Subject to Sections 5.4 and 7.1(f), SJW shall, as promptly as practicable following the execution of this Agreement, duly call, give notice of, convene and hold a meeting of its shareholders
(the "SJW Shareholders Meeting") for the purpose of obtaining the Required SJW Vote with respect to the transactions contemplated by this Agreement, shall take all lawful action to solicit the adoption of this Agreement by the Required SJW Vote and the Board of Directors of SJW shall recommend adoption of this Agreement by the shareholders of SJW.

          5.2. Access to Information

Upon reasonable notice, SJW shall (and shall cause its Subsidiaries to) afford to the officers, employees, accountants, counsel, financial advisors and other representatives of Parent reasonable access during normal business hours, during the period prior to the Effective Time, to all its facilities, operations, officers, employees, agents and accountants and its properties, books, contracts, commitments and records (including, without limitation, Environmental Permits and environmental reports, audits and assessments) and, during such period, SJW shall (and shall cause its Subsidiaries to) furnish promptly to Parent
(or in the case of the documents referred to in clause (a)(ii) below, make available to any representatives of Parent): (a) (i) a copy of each report, schedule, registration statement and other document filed, published, announced or received by it during such period pursuant to the requirements of Federal or state securities Laws, as applicable; and (ii) each report, schedule, statement and other document filed with or received by any other Governmental Entity (other than, in the case of clause (i) or (ii), documents which such party is not permitted to disclose under applicable Law or Orders), and (b) all other information concerning its business, properties and personnel as Parent may reasonably request; provided, however,that SJW may restrict the foregoing access to the extent that (x)a Governmental Entity requires SJW or any of its Subsidiaries to restrict access to any properties or information reasonably related to any such contract on the basis of applicable Laws or Orders with respect to national security matters or (y) any Law or Order of any Governmental Entity applicable to SJW requires SJW or its Subsidiaries to restrict access to any properties orinformation. Parent will hold any information provided under this Section 5.2 or Sections 4.3 or 4.4 that is non-public in confidence to the extent required by, and in accordance with, the provisions of the letter dated August 5, 1999 between SJW and Parent (the "Confidentiality Agreement"). Any investigation by Parent shall not affect the representations and warranties of SJW.

          5.3. Reasonable Best Efforts.

          (a) Subject to the terms and conditions of this Agreement, each party will use its reasonable best efforts to take, or cause to be taken, all actions and to do, or cause to be done, and to assist and cooperate with the other parties in doing, all things necessary, proper or advisable to consummate the Merger and the other transactions contemplated by this Agreement as soon as practicable after the date hereof and to cause the conditions set forth in Article VI to be satisfied on or prior to Closing. In furtherance and not in limitation of the foregoing, each party hereto agrees to make an appropriate filing of a Notification and Report Form pursuant to the HSR Act with respect to the transactions contemplated hereby as promptly as practicable after the date hereof and to supply as promptly as practicable any additional information and documentary material that may be requested pursuant to the HSR Act and to take all other actions necessary to cause the expiration or termination of the applicable waiting periods under the HSR Act as soon as practicable. Nothing contained in this Agreement (including but not limited to Sections 5.3(a) and 5.3(d)) will require or obligate the Parent or any of its Subsidiaries (i) to agree to or otherwise become subject to any adjustment in, or forbearance from requesting changes in, authorized rates of Parent or any of its respective Subsidiaries, or to any material limitations on
(A) the right of Parent, Merger Sub, SJW or their affiliates to acquire, hold or effectively to control or operate the business, assets or operations of SJW or (B) the right of Parent to exercise full rights of ownership of the SJW Common Stock acquired by Parent including, without limitation, the right to vote any SJW Common Stock held by Parent on all matters properly presented to the shareholders, or (ii) to agree or otherwise be required to sell or otherwise dispose of, hold separate (through the establishment of a trust or otherwise), or divest itself of all or any portion (other than a de minimis portion) of the business, assets, or operations of SJW, Parent or any of their respective subsidiaries. Notwithstanding anything to the contrary contained herein, in no event will any party or their respective subsidiaries be required to waive any of the conditions to the Merger set forth in Article VI of this Agreement as they apply to such party.

               (b) Each of Parent and SJW shall, in connection with the efforts referenced in Section 5.3(a) to obtain all requisite approvals and authorizations for the transactions contemplated by this Merger Agreement under the HSR Act or any other applicable Law or Order, use its reasonable best efforts to (i) make all appropriate filings and submissions with any PUC, Health Agency or other Governmental Entity that may be necessary, proper or advisable under applicable Laws or Orders in respect of any of the transactions contemplated by this Agreement,
(ii) cooperate in all respects with each other in connection with any such filing or submission and in connection with any investigation or other inquiry, including any proceeding initiated by a private party, (iii) promptly inform the other party of any communication received by such party from, or given by such party to, PUCs, Health Agencies, the Antitrust Division of the Department of
Justice (the "DOJ") or any other Governmental Entity and of any material communication received or given in connection with any proceeding by a private party, in each case regarding any of the transactions contemplated hereby and (iv) permit the other party to review any communication given by it to, and consult with each other in advance of any meeting or conference with, PUCs, Health
Agencies, the DOJ or any such other Governmental Entity or, in connection with any proceeding by a private party, with any other Person, in each case regarding any of the transactions contemplated hereby, and to the extent permitted by PUCs, Health Agencies, the DOJ or such other applicable Governmental Entity or other Person, give the other party the opportunity to attend and participate in such meetings and conferences.

               (c) In furtherance and not in limitation of the covenants of the parties contained in Sections 5.3(a) and 5.3(b), if any administrative or judicial action or proceeding, including any proceeding by a private party, is instituted (or threatened to be instituted) challenging any transaction contemplated by this Agreement as violative of any applicable Law or Order, each of Parent and SJW shall cooperate in all respects with each other and use its respective reasonable best efforts to contest and resist any such action or proceeding and to have vacated, lifted, reversed or overturned any decree, judgment, injunction or other order, whether temporary, preliminary or permanent, that is in effect and that prohibits, prevents or restricts consummation of the transactions contemplated by this Agreement. Notwithstanding the foregoing or any other provision of this Agreement, nothing in this Section 5.3 shall limit a party's right to terminate this Agreement pursuant to Section 7.1(b) or 7.1(c) so long as such party has up to then complied in all respects with its obligations under this Section 5.3.

               (d) If any objections are asserted with respect to the transactions contemplated hereby under any applicable Law or Order or if any suit is instituted by any Governmental Entity or any private party challenging any of the transactions contemplated hereby as violative of any applicable Law or Order, each of Parent and SJW shall use its reasonable best efforts to resolve any such objections or challenge as such Governmental Entity or private party may have to such transactions under such Law or Order so as to permit consummation of the transactions contemplated by this Agreement.

          5.4. Acquisition Proposals.

              (a) SJW shall, and shall instruct each of its Subsidiaries and Representatives (as defined below) to, immediately cease all existing discussions or negotiations, if any, with any parties conducted heretofore with respect to any Acquisition Proposal (as defined below). SJW shall not directly or indirectly, and it shall cause its Subsidiaries, officers, directors, employees,representatives, agents and affiliates, including any investment bankers, attorneys and accountants ("Representatives") retained by SJW or any of its Subsidiaries or affiliates, not to, directly or indirectly, (i) solicit, initiate, encourage or otherwise facilitate (including by way of furnishing information) any inquiries or proposals that constitute, or could reasonably be expected to lead to, any inquiry, proposal or offer (or any improvement, restatement, amendment, renewal or reiteration thereof) from any Person relating to any direct or indirect acquisition or purchase of SJW or any of its Subsidiaries, a merger, recapitalization, consolidation, business combination, sale of a significant portion of the assets of SJW and its Subsidiaries, taken as a whole, sale of 10% or more of the shares of capital stock (including by way of a tender offer, share exchange or exchange offer) or similar or comparable transactions involving SJW or any of its Subsidiaries, other than the transactions contemplated by this Agreement (any such inquiry, proposal or offer (or improvement, restatement, amendment,renewal or reiteration thereof) (other than made by Parent or an affiliate thereof) being herein referred to as an "Acquisition Proposal"), or (ii) engage in negotiations or discussions concerning, or provide any non-public information to any Person relating to, any Acquisition Proposal. Notwithstanding any other provision of this Agreement, the Board of Directors of SJW may, at any time prior to approval of this Agreement by the shareholders of SJW, furnish information (pursuant to a customary confidentiality agreement no more favorable, in the aggregate, to the party receiving information than the Confidentiality
Agreement (it being understood that SJW may enter into a confidentiality agreement without a standstill or with a standstill provision less favorable to SJW if it waives or similarly modifies the standstill provision in the Confidentiality Agreement; provided that in no circumstances shall any such standstill provision in any such further confidentiality agreement be more favorable to the other Person with respect to the purchase of shares of SJW Common Stock)) to,or engage in discussions or negotiations with, any Person in response to such Person's Superior Proposal that did not otherwise result from a breach of this Section 5.4 (as defined in Section 8.11(i)) made by such Person if, and only to the extent that, prior to taking such action,
(A) the Board of Directors of SJW consults in good faith with its independent legal counsel as to the advisability of furnishing information to, or engaging in discussions or negotiations with, such Person and determines in good faith based upon the advice of its independent legal counsel that the failure to take such action would constitute a breach by the Board of Directors of SJW of their fiduciary duties to the Company's shareholders under applicable law, and (B) SJW provides reasonable advance notice to Parent to the effect that it is taking such action.

               (b) Except and only to the extent provided in paragraph (c) below, neither the Board of Directors of SJW nor any committee thereof shall (i) withdraw, modify or change, or propose to withdraw, modify or change, in any manner adverse to Parent, the approval or recommendation by such Board of Directors or such committee of the Merger or this Agreement, (ii) approve or recommend, or propose to approve or recommend, any Acquisition
Proposal, or (iii) cause SJW to enter into any agreement (other than a confidentiality agreement entered into in accordance with
Section 5.4(a)), letter of intent, agreement in principle, acquisition agreement or other similar agreement relating to any Acquisition Proposal.

              (c) Notwithstanding any other provision of this Agreement, in response to a Superior Proposal and after consulting in good faith with its independent legal counsel as to the advisability of such action and determines in good faith based upon the advice of its independent legal counsel that the failure to take such action would constitute a breach by the Board of Directors of SJW of their fiduciary duties to the Company's shareholders under applicable law, SJW's Board of Directors shall be permitted
(subject to this and the following sentences), at any time prior to the adoption of this Agreement by the shareholders of SJW, (i) to withdraw, modify or change, or propose to withdraw, modify or change, the approval or recommendation by the Board of Directors of this Agreement, the Merger or the other transactions contemplated by this Agreement or (ii) to approve or recommend, or propose to approve or recommend, any Superior Proposal, but only in each case referred to in clauses (i) and (ii), after the third Business Day following Parent's receipt of written notice advising Parent that the Board of Directors of SJW has received a Superior Proposal, specifying the principal terms of such Superior Proposal and stating that it intends to take any action described in clause (i) or (ii) above. After providing such notice, SJW shall provide a reasonable opportunity to Parent within such three Business Day-period to make such adjustments in the terms and conditions of this Agreement as would enable SJW to proceed with its recommendation to the shareholders of SJW without taking any action described in clauses (i) or (ii) of the preceding sentence; provided that any such adjustments shall be at the discretion of Parent at such time.

               (d) SJW shall immediately advise Parent of any request for information or any Acquisition Proposal, the material terms of such request or Acquisition Proposal (and in the case of a Superior Proposal, the identity of such Person making such proposal). SJW will keep Parent reasonably informed of the status and material terms (including amendments or proposed amendments) of any such request or Acquisition Proposal.

               (e)  Nothing contained in this Section 5.4 shall prohibit
SJW or its Board of Directors (i) from taking and disclosing to its shareholders a position contemplated by Rule 14d-9 and Rule 14e-2(a) promulgated under the Exchange Act or from making any legally required disclosure to the shareholders of SJW with regard to an Acquisition Proposal or (ii) prior to the adoption of this Agreement by the shareholders of SJW, from taking any action as contemplated by Section 7.1(f). Nothing in this
Section 5.4 shall (x) permit SJW to terminate this Agreement (except as specifically provided in Article VII hereof) or (y) affect any other obligation of SJW under this Agreement.

          5.5. Employee Benefits Matters.

               (a)  Employee Benefits.

                    (i) Obligations of Parent; Comparability of Benefits. Parent shall cause the Surviving Corporation to assume all employment and other related Agreements with respect to any current employee of SJW, which shall be performed in accordance with their terms.
In addition, the obligations under each SJW Benefit Plan (as defined in Section 8.11(a)) as to which SJW or any of its Subsidiaries has any obligation with respect to any current or former employee (the "SJW Employees") shall become the obligations of Parent and the Surviving Corporation at the Effective Time. Thereafter, Parent shall, or shall cause the Surviving Corporation to, provide benefits to SJW Employees under those of Parent's Benefit Plans that provide benefits that are most closely analogous to those provided by the SJW Benefit
Plans, on terms and conditions substantially similar, in the aggregate, to those that apply to similarly situated employees of Parent's Subsidiaries. Nothing herein shall require the continuation of any particular SJW Benefit Plan or prevent the amendment or termination thereof (subject to the maintenance, in the aggregate, of the benefits as provided in the preceding sentence).

                    (ii) Pre-Existing Limitations; Deductible; Service Credit. With respect to any Benefit Plans of Parent or any Subsidiary of Parent in which SJW Employees participate effective as of the Closing Date, Parent shall, or shall cause the Surviving
Corporation to: (A) not impose any limitations more onerous than those currently in effect as to pre-existing conditions, exclusions and waiting periods with respect to participation and coverage requirements applicable to SJW Employees under any Benefit Plan of Parent or any Subsidiary of Parent in which such employees may be eligible to participate after the Effective
Time, (B) provide each SJW Employee with credit for any co-payments and deductibles paid prior to the Effective Time in satisfying any applicable deductible or out-of-pocket requirements under any welfare Benefit Plan of Parent or any Subsidiary of Parent in which such employees may be eligible to participate after the Effective Time, and (C) recognize all service of SJW Employees with SJW for purposes of eligibility to participate, vesting credit, eligibility for benefits and the amount of any such benefits (other than accruals under any defined benefit pension plan) in any Benefit Plan of Parent or any Subsidiary of Parent in which such employees may be eligible to participate after the Effective Time, to the same extent taken into account under a comparable SJW Benefit Plan immediately prior to the Closing Date.

                    (iii) Change of Control. SJW and Parent agree that, for purposes of the SJW Benefit Plans, the approval or consummation of the transactions contemplated by this Agreement, as applicable, shall constitute a "Change in Control", as applicable under such SJW Benefit Plans.

                    (iv) Certain Plans. Notwithstanding any other provision hereof, Parent shall, or shall cause the Surviving Corporation to, provide the benefits under the SJW Corp. Transaction Incentive and Retention Program for Key Employees and the SJW Corp.
Executive Severance Plan, as amended ("Severance Plan"), including the Supplemental Executive Retirement Plan benefits provided under the Severance Plan, to those individuals covered by those plans on the Effective Time in accordance with the terms of such plans as of the date hereof.

          5.6. Fees and Expenses

Whether or not the Merger is consummated, all Expenses (as defined below) incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such Expenses, except (a) if the Merger is consummated, the Surviving Corporation shall pay, or cause to be paid, any and all property or transfer taxes imposed on SJW or its Subsidiaries and (b) as provided in Section 7.2. As used in this Agreement, "Expenses" includes all out-of-pocket expenses
(including all fees and expenses of counsel, accountants, investment bankers, experts and consultants to a party hereto and its affiliates) incurred by a party or on its behalf in connection with or related to the authorization, preparation, negotiation, execution and performance of this Agreement and the transactions contemplated hereby, including the preparation, printing, filing and mailing of the SJW Proxy Statement and the solicitation of shareholder approvals and all other matters related to the transactions contemplated hereby.

          5.7. Directors' and Officers' Indemnification and Insurance.

               (a) After the Effective Time through the sixth anniversary of the Effective Time, Parent and the Surviving Corporation shall, jointly and severally, indemnify and hold harmless each present
(as of the Effective Time) or former officer, director or employee of SJW and its Subsidiaries (the "Indemnified Parties"), against all claims, losses, liabilities, damages, judgments, fines and reasonable fees, costs and expenses (including attorneys' fees and expenses) incurred in connection with any claim, action, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to (i) the fact that the Indemnified Party is or was an officer, director or employee of SJW or any of its Subsidiaries to the extent that such claim, action, proceeding or investigation pertains to matters existing or occurring at or prior to the Effective Time (including this Agreement and the transactions and actions contemplated hereby) (a "Claim"), whether asserted or claimed prior to, at or after the Effective
Time, to the fullest extent permitted under applicable Law or Order; provided that no Indemnified Party may settle any such claim without the prior approval of Parent (which approval shall not be unreasonably withheld or delayed). Each Indemnified Party will be entitled to advancement of expenses incurred in the defense of any claim, action, proceeding or investigation from Parent or the Surviving Corporation within ten Business Days of receipt by Parent or the Surviving Corporation from the Indemnified Party of a request therefor to the extent permitted under the CCC; provided that any Person to whom expenses are advanced provides an undertaking, to the extent required by the CCC , to repay such advances if it is ultimately determined that such Person is not entitled to indemnification.

               (b) Unless a modification is required by law, the Surviving Corporation shall cause to be maintained in effect (i) in its articles of incorporation and by-laws for a period of six years after the Effective Time, the current provisions regarding elimination of liability of directors and indemnification of, and advancement of expenses to, officers, directors and employees contained in the articles of incorporation and by-laws of SJW on the date of this Agreement (provided that the Surviving
Corporation may make any amendments or other modifications to such provisions that would not adversely affect the rights thereunder of persons who at any time prior to the Effective Time were identified as indemnitees under the articles of incorporation or by-laws of SJW with respect to matters existing or occurring at or prior to the Effective Time, and (ii) for a period of six years after the Effective Time, the current policies of directors' and officers' liability insurance and fiduciary liability insurance maintained by SJW (provided that the Surviving Corporation may substitute therefor policies of at least the same coverage and amounts containing terms and conditions which are, in the aggregate, no less advantageous to the insured) with respect to claims arising from facts or events that occurred on or before the Effective Time; provided, however, that in no event shall the Surviving Corporation be required to expend in any one year an amount in excess of 200% of the annual premiums currently paid by SJW for such insurance; and, provided, further, that if the annual premiums of such insurance coverage exceed such amount, the Surviving Corporation shall be obligated to obtain a policy with the greatest coverage available for a cost not exceeding such amount.

               (c) Notwithstanding anything herein to the contrary, if any claim, action, proceeding or investigation (whether arising before, at or after the Effective Time) is made against any Indemnified Party on or prior to the sixth anniversary of the Effective Time, the provisions of this Section 5.7 shall continue in effect until the final disposition of such claim, action, proceeding or investigation. Parent or the Surviving Corporation shall have the right to assume the defense of any Claim for which indemnification is provided herein, and neither Parent nor the Surviving Corporation will be liable to such Indemnified Parties for any legal expenses of other counsel or any other expenses subsequently incurred thereafter by such Indemnified Parties in connection with the defense thereof, except that an Indemnified
Party will have the right to retain separate counsel, reasonably acceptable to Parent, at the expense of the indemnifying party if the named parties to any such proceeding include both the Indemnified Party and the Parent (or Surviving Corporation), or their respective successors, and counsel for Parent determines that the representation of such parties by the same counsel would be inappropriate due to a conflict of interest between them based upon the standards of professional responsibility applicable thereto.

               (d) In the event that the Surviving Corporation or any of its successors or assigns (i) consolidates with or merges into any other Person and shall not be the continuing or surviving corporation or 1entity of such consolidation or merger or (ii) transfers or conveys all or substantially all of its properties and assets to any Person, then, and in each such case, proper provision shall be made so that the successors or assigns of the Surviving Corporation shall succeed to the obligations set forth in Section 5.5 and this Section 5.7.

          5.8. Public Announcements

SJW and Parent shall use all reasonable efforts to develop a joint communications plan. Each of the parties agrees that it shall not, nor shall any of their respective affiliates, issue or cause to be issued, any press releases and other public statements with respect to this Agreement or the transactions contemplated hereby unless otherwise required by applicable Law or by obligations pursuant to any listing agreement with or rules of any securities exchange, provided that, if such disclosure is required by applicable law or by obligations pursuant to any listing agreement with or rules of any securities exchange, each of the parties agrees to consult with each other before issuing any press release or otherwise making any public statement with respect to this Agreement or the transactions contemplated hereby.

          5.9. Disclosure Schedule Supplements

From time to time after the date of this Agreement and prior to the Effective Time, SJW will promptly supplement or amend the SJW Disclosure Schedule with respect to any matter hereafter arising which, if existing or occurring at or prior to the date of this Agreement, would have been required to be set forth or described in the SJW Disclosure Schedule or which is necessary to correct any information in a schedule or in any representation and warranty of SJW which has been rendered inaccurate thereby. From time to time after the date of this Agreement and prior to the Effective Time, Parent will promptly disclose in writing to SJW any matter hereafter arising which, if existing or occurring at or prior to the date of this Agreement, would have been required to be set forth or described in a disclosure schedule or which is necessary to correct any information in a schedule or in any representation and warranty of Parent or Merger Sub which has been rendered inaccurate thereby (including, for purposes of this Section 5.9 only, any representation or warranty set forth in Section 3.2(f) without regard to the words "As of the date hereof" therein). Each of SJW and Parent shall, within a reasonable period of time following any such disclosure, supplement or amendment, negotiate in good faith with respect to the consequences of any such disclosure, supplement or amendment. For purposes of determining the accuracy of the representations and warranties of SJW contained in this Agreement in order to determine the fulfillment of the conditions set forth in Section 6.2(a), the SJW Disclosure Schedule shall be deemed to include only that information contained therein on the date of this Agreement and shall be deemed to exclude any information contained in any subsequent supplement or amendment thereto. For purposes of determining the accuracy of the representations and warranties of Parent contained in this Agreement in order to determine the fulfillment of the conditions set forth in Section 6.3(a), there shall be deemed to be no disclosure schedule of Parent, and the information contained in any written disclosure by Parent pursuant to this provision shall not be considered.

                           ARTICLE VI

                      CONDITIONS PRECEDENT

          6.1. Conditions to Each Party's Obligation to Effect the Merger

The respective obligations of SJW, Parent and Merger Sub to effect the Merger are subject to the satisfaction or waiver at or prior to the Closing of the following conditions:

               (a) Shareholder Approval. SJW shall have obtained the Required SJW Vote for the adoption of this Agreement by the shareholders of SJW.

               (b) No Injunctions or Restraints; Illegality. No federal, state, local or foreign, if any, Law shall have been adopted or promulgated, and no temporary restraining Order, preliminary or permanent injunction or other Order issued by a court or other
Governmental Entity of competent jurisdiction shall be in effect, having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger.

               (c) Governmental Approvals. All Parent Required Consents and the SJW Required Consents shall have been obtained prior to the Effective Time, and shall have become Final Orders. The Final Orders shall not, individually or in the aggregate, impose terms and conditions that materially impair thexability of the parties to complete the Merger or the other transactions contemplated hereby. "Final Order" for purposes of this Agreement means action by the relevant regulatory authority which has not been reversed, stayed, enjoined, set aside or annulled, and with respect to which any waiting period prescribed by any Law or Order before the Merger and other transactions contemplated hereby may be consummated has expired, and as to which all conditions to be satisfied before the consummation of such transactions prescribed by Law or Order have been satisfied.

               (d) HSR Act. The waiting period (and any extension thereof) applicable to the Merger under the HSR Act shall have been terminated or shall have expired.

          6.2. Additional Conditions to Obligations of Parent and Merger Sub. The obligations of Parent and Merger Sub to effect the Merger are subject to the satisfaction of, or waiver by Parent, at or prior to the Closing of the following additional conditions:

               (a)  Representations and Warranties At the time of Closing:

                    (i) Each of the representations and warranties of SJW set forth in the first and last sentence of Section 3.1(a) and Sections 3.1(b), 3.1(c)(i), 3.1(o), 3.1(p) and 3.1(r) shall be true and correct in all material respects; and

                    (ii) Each of the other representations and warranties of SJW set forth in the Agreement shall be true and correct without giving effect to any qualification for Material Adverse Effect, materiality or correlative term, except to the extent that such failure to be true and correct would not, in the aggregate and when taken together with all such failures, have a Material
Adverse Effect; as if such representations and warranties referred to in clauses (i) and (ii) above were made at the Effective Time except (A) to the extent any such representation or warranty speaks by its terms as of a certain date, and (B) for changes specifically permitted by this Agreement; and Parent shall have received a certificate of the chief executive officer and the chief financial officer of SJW to such effect.

               (b) Performance of Obligations of SJW. SJW shall have performed or complied in all material respects with all agreements and covenants required to be performed by it under this Agreement at or prior to the Closing Date, and Parent shall have received a certificate of the chief executive officer and the chief financial officer of SJW to such effect.

               (c) Final Orders. The Final Orders referred to in Section 6.1(c) shall not, individually or in the aggregate, impose terms and conditions that could reasonably be expected to result in a Material Adverse Effect on SJW or Parent.

               (d) Product Liability. No event has occurred which could reasonably be likely to result in any liability of SJW or its Subsidiaries for death or serious personal injury, fixed or contingent, asserted or unasserted, with respect to any product or service sold by SJW or its Subsidiaries such that the reputation of SJW, Parent or any of their Subsidiaries might be significantly impaired.

          6.3. Additional Conditions to Obligations of SJW

The obligations of SJW to effect the Merger are subject to the satisfaction of, or waiver by SJW, at or prior to the Closing of the following additional conditions:

             (a) Representations and Warranties. Each of the representations and warranties of Parent and Merger Sub set forth in this Agreement shall be true and correct (other than any representation or warranty, or any portion of a representation or warranty, that is not qualified as to Material
Adverse Effect,which representations and warranties shall be true and correct in all material respects), as if such representations or warranties were made as of the Effective Time, except (i) to the extent given as of a certain date and (ii) for changes specifically permitted by this Agreement, and SJW shall have received a certificate of the chief executive officer and the chief financial officer of Parent to such effect.

          (b) Performance of Obligations of Parent. Parent shall have performed or complied in all material respects with all agreements and covenants required to be performed by it under this Agreement at or prior to the Closing Date, and SJW shall have received a certificate of the chief executive officer and the chief financial officer of Parent to such effect.

                           ARTICLE VII

                    TERMINATION AND AMENDMENT

          7.1. Termination

This Agreement may be terminated at any time prior to the Effective Time, by action taken or authorized by the Board of Directors of the terminating party or parties, and except as provided below, whether before or after approval of the matters presented in connection with the Merger by the shareholders of SJW or Merger Sub:

               (a) By mutual written consent of Parent and SJW, by action of their respective Boards of Directors;

               (b) By either SJW or Parent, by written notice to the other party, if the Effective Time shall not have occurred on or before the first anniversary of the date of this Agreement (the "Termination Date"); provided, however, that the right to terminate this Agreement under this Section
7.1(b) shall not be available to any party whose failure to fulfill any obligation under this Agreement (including without limitation Section 5.3) has been the cause of, or resulted in, the failure of the Effective Time to occur on or before the Termination Date; provided further that if, on such first anniversary, (i) the condition set forth in Section 6.1(c) has not been satisfied or waived, (ii) all of the other conditions to the consummation of the Merger set forth in Article VI have been satisfied or waived or can readily be satisfied and (iii) any approvals required in order for the condition set forth in Section 6.1(c) to be satisfied that have not yet been obtained are being pursued diligently and in good faith, then the Termination Date shall,without any action by any of the parties, be extended to the earlier of (x) the date that is six months after the first anniversary of the date hereof and (y) the date that such approvals are no longer being pursued diligently and in good faith by any party necessary to the prosecution thereof;

                (c)  By either SJW or Parent if any Governmental Entity
(i) shallhave issued an order, decree or ruling or taken any other action (which the parties shall have used their reasonable best efforts to resist, resolve or lift, as applicable, in accordance with Section 5.3) permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by this Agreement, and such order, decree, ruling or other action shall have become final and nonappealable or (ii) shall have failed to issue an order, decree or ruling or to take any other action (which order, decree, ruling or other action the parties shall have used their reasonable best efforts to obtain, in accordance with Section 5.3), in each case (i) and (ii) that is necessary to fulfill the conditions set forth in subsections 6.1(c) and (d), as applicable, and such denial of a request to issue such order,decree, ruling or take such other action shall have become final and nonappealable; provided, however, that the right to terminate this Agreement under this Section 7.1(c) shall not be available to any party whose failure to comply with Section 5.3 has been the cause of such action or inaction;

               (d) By either SJW or Parent if the approval by the shareholders of SJW required for the consummation of the Merger shall not have been obtained by reason of the failure to obtain the Required SJW Vote upon the taking of such vote at a duly held meeting of shareholders of SJW, or at any adjournment thereof;

               (e) By Parent if the Board of Directors of SJW shall have taken or resolved to take any of the actions set forth in clauses (i) or (ii) of Section 5.4(b) or if the Board of Directors of SJW shall have refused to affirm its recommendation of the Merger and the transactions contemplated by this Agreement as promptly as practicable (but in any case within ten business days) after receipt of written request from Parent therefor;

               (f) By SJW at any time prior to adoption of this Agreement by the shareholders of SJW if the Board of Directors of SJW (i) shall have approved a Superior Proposal or (ii) shall have entered into a definitive agreement with respect to a Superior Proposal; provided, however, that SJW shall have complied with Section 5.4;

               (g) By Parent, upon a breach of any representation, warranty, covenant or agreement on the part of SJW set forth in this Agreement, or if any representation or warranty of SJW shall have become untrue, incomplete or incorrect, in either case such that the conditions set forth in Section 6.2(a) would not be satisfied (a "Terminating SJW Breach"); provided, however, that if such Terminating SJW Breach is curable by SJW through the exercise of its reasonable efforts within 10 days, Parent may not terminate this Agreement under this Section 7.1(g) until the expiration of such 10 day period or the time SJW fails to maintain reasonable efforts, whichever occurs earlier; and provided, further, that the preceding proviso shall not in any event be deemed to extend any date set forth in paragraph
(b) of this Section 7.1; or

               (h) By SJW, upon breach of any representation, warranty, covenant or agreement on the part of Parent or Merger Sub set forth in this Agreement, or if any representation or warrant of Parent shall have become untrue, incomplete or incorrect, in either case such that the conditions set forth in Section 6.3(a) would not be satisfied ("Terminating Parent Breach"); provided,however, that if such Terminating Parent Breach is curable by Parent through the exercise of its reasonable efforts within 10 days and for so long as Parent continues to exercise such reasonable efforts, Company may not terminate this Agreement under this Section 7.1(h) until the expiration of such 10 day period or the time SJW fails to maintain reasonable efforts, whichever occurs earlier; and provided, further, that the preceding proviso shall not in any event be deemed to extend any date set forth in paragraph (b) of this Section 7.1.

          7.2. Effect of Termination.

               (a) In the event of termination of this Agreement by either SJW or Parent as provided in Section 7.1, this Agreement shall forthwith become void and there shall be no liability or obligation on the part of Parent, Merger Sub or SJW or their respective officers or directors except with respect to the second sentence of Section 5.2, Section 5.6, this
Section 7.2 and Article VIII; provided, however, that nothing herein shall relieve any party from liability for the willful breach of any of its representations, warranties, covenants or agreements set forth in this Agreement.

               (b) Parent and SJW agree that SJW shall pay to Parent the sum of $17.5 million (the "Termination Fee") if (i) SJW or Parent shall terminate this Agreement pursuant to Section 7.1(d), Section 7.1(e), or
Section 7.1(f)(i), and at any time after the date of this Agreement and at or before the time of the event giving rise to such termination there shall exist an Acquisition Proposal with respect to SJW or any of its Subsidiaries and within 18 months following the termination of this Agreement, SJW enters into a definitive agreement with a third party with respect to an Acquisition Proposal or an Acquisition Proposal is consummated or (ii) SJW shall terminate this Agreement pursuant to Section7.1(f)(ii).

               (c) The Termination Fee required to be paid to Parent pursuant to Section 7.2(b) shall be made to Parent not later than five Business Days after the entering into of a definitive agreement with respect to, or the consummation of, an Acquisition Proposal, as applicable. Payment under this Section 7.2 shall be made by wire transfer of immediately available funds to an account designated by Parent in the amount of the Termination Fee, plus interest, if any, accrued from the date when payment was due to the payment date at the prime rate in effect at Wells Fargo Bank, San Francisco.

          7.3. Amendment

This Agreement may be amended by the parties hereto, by action taken or authorized by their respective Boards of Directors, at any time before or after approval of the matters presented in connection with the Merger by the shareholders of SJW and Merger Sub, but, after any such approval, no amendment shall be made which by Law or in accordance with the rules of any relevant stock exchange requires further approval by such shareholders without such further approval. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto.

          7.4. Extension; Waiver

At any time prior to the Effective Time, the parties hereto, by action taken or authorized by their respective Boards of Directors, may, to the extent legally allowed, (i) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (ii) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto and (iii) waive compliance with any of the agreements or conditions contained herein. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in a written instrument signed on behalf of such party. The failure of any party to this Agreement to assert any of its rights under this Agreement or otherwise shall not constitute a waiver of those rights.

                          ARTICLE VIII

                       GENERAL PROVISIONS

          8.1. Non-Survival of Representations, Warranties and Agreements

None of the representations, warranties, covenants and other agreements in this Agreement or in any instrument delivered pursuant to this Agreement, including any rights arising out of any breach of such representations, warranties,covenants and other agreements, shall survive the Effective Time,except for those covenants and agreements contained herein and therein that by their terms apply or are to be performed in whole or in part after the Effective Time and this Article VIII. Nothing in this
Section 8.1 shall relieve any party for any breach of any representation, warranty, covenant or other agreement in this Agreement occurring prior to termination.

          8.2. Notices

All notices and other communications hereunder shall be in writing (including telecopy or other similar writing) and shall be deemed duly given (a) on the date of delivery if delivered personally, or by telecopy or telefacsimile, upon confirmation of receipt, (b) on the first Business Day following the date of dispatch if delivered by a recognized next-day courier service,
(c) on the tenth Business Day following the date of mailing if delivered by registered or certified mail, return receipt requested, postage prepaid or
(d) if given by any other means, when received at the address specified in this Section 8.2, except, in each case, for a notice of a change of address, which shall be effective only upon receipt thereof. All notices hereunder shall be delivered as set forth below, or pursuant to such other instructions as may be designated in writing by the party to receive such notice:

               (a)  if to Parent or Merger Sub, to

                    American Water Works Company, Inc.
                    1025 Laurel Oak Road
                    P.O. Box 1770
                    Voorhees, NJ  08043
                    Fax: 856-346-8299
                    Attention:     W. Timothy Pohl

                    with a copy to

                    Dechert Price & Rhoads
                    4000 Bell Atlantic Tower
                    1717 Arch Street
                    Philadelphia, PA  19103
                    Fax: 215-994-2
                    Attention:     John LaRocca

               (b)  if to SJW to

                    SJW Corp.
                    374 W. Santa Clara St.
                    San Jose, CA 95113 (courier) or 95196 (mail)
                    Fax:  (408) 279-7932
                    Attention:  Richard Roth

                    with a copy to

                    Brobeck, Phleger & Harrison LLP
                    One Market, Spear Street Tower
                    San Francisco, CA 94105
                    Fax: (415) 442-1010
                    Attention:  Ronald B. Moskovitz

          8.3. Interpretation

When a reference is made in this Agreement to Sections, Exhibits or Schedules, such reference shall be to a Section of or Exhibit or Schedule to this Agreement unless otherwise indicated. The table of contents, glossary of defined terms and headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. Whenever the words "include","includes" or "including" are used in this Agreement, they shall be deemed to be followed by the words "without limitation". The inclusion of any matter in the SJW Disclosure Schedule in connection with any representation, warranty, covenant or agreement that is qualified as to materiality or "Material Adverse Effect" shall not be an admission by SJW that such matter is material or would have a Material Adverse Effect. Notwithstanding anything to the contrary, in no event shall any risk factors or similar cautionary language included in any SJW SEC Reports under the heading "Forwarding Looking Statements" be disclosed or deemed disclosed for purposes of the representations, warranties, or covenants contained in this Agreement except as otherwise specifically disclosed herein or therein.

          8.4. Counterparts

This Agreement may be executed in two or more counterparts, all of which shall be considered one and the same agreement and shall become effective when each party shall have received counterparts hereof signed by all other parties hereto,it being understood that the parties need not sign the same counterpart.

          8.5. Entire Agreement; No Third Party Beneficiaries.

               (a) This Agreement together with the SJW Disclosure Schedule, and exhibits hereto constitutes the entire agreement and supersedes all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof, other than the Confidentiality Agreement, which shall survive the execution and delivery of this Agreement.

               (b) This Agreement shall be binding upon and inure solely to the benefit of each party hereto, and nothing in this Agreement, express or implied, is intended to or shall confer upon any other Person any right, benefit or remedy of any nature whatsoever under or by reason of this Agreement, other than Section 5.7 (which is intended to be for the benefit of the Persons covered thereby and may be enforced by such Persons).

          8.6. Governing Law

This Agreement shall be governed and construed in accordance with the laws of the State of California, without regard to principles of conflict of laws.

          8.7. Severability

If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any Law, Order or public policy, all other terms and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner materially adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner in order that the transactions contemplated hereby are consummated as originally contemplated to the greatest extent possible.

          8.8. Assignment

Neither this Agreement nor any of the rights,interests or obligations hereunder shall be assigned by any of the parties hereto, in whole or in part (whether by operation of Law, Order or otherwise), without the prior written consent of the other parties, and any attempt to make any such assignment without such consent shall be null and void. Subject to the preceding sentence, this Agreement will be binding upon, inure to the benefit of and be enforceable by the parties and their respective successors and assigns. SJW agrees that, at the request of Parent and Merger Sub at any time prior to adoption of this Agreement by the shareholders of SJW, SJW will take all actions required by the CCC in order to effect, after all actions required by the CCC and DGCL are taken by Parent and Merger Sub, the substitution of another direct or indirect wholly-owned Subsidiary of Parent for Merger Sub in this Agreement; provided that each of Parent and such substitute Subsidiary shall represent and warrant to SJW, on the date such substitution is to be effective, the representations and warranties set forth in Section 3.3; and provided, further, that no action shall be taken that would require SJW to amend or supplement the SJW Proxy Statement at any time after the SJW Proxy Statement has first been mailed to SJW's shareholders.

          8.9. Submission to Jurisdiction; Waivers

Each of Parent, Merger Sub and SJW irrevocably agrees that any legal action or proceeding with respect to this Agreement or for recognition and enforcement of any judgment in respect hereof brought by any party hereto or its successors or assigns may be brought and determined in the Santa Clara County Superior Court of the State of California, or in the United States Courts in or for the Northern District of California, in each case having subject matter jurisdiction, and each of Parent, Merger Sub and SJW hereby irrevocably submits with regard to any such action or proceeding for itself and in respect to its property, generally and unconditionally, to the nonexclusive jurisdiction of the aforesaid courts. Each of the parties hereto hereby agrees that service of any process, summons, notice or document by U.S. registered mail to its respective address set forth in Section 8.2 shall be effective service of process for any such legal action or proceeding brought against it in any such court. Each of Parent, Merger Sub and SJW hereby irrevocably waives, and agrees not to assert, by way of motion, as a defense, counterclaim or otherwise, in any action or proceeding with respect to this Agreement, (a) any claim that it is not personally subject to the jurisdiction of the above-named courts for any reason other than the failure to serve process in accordance with this Section 8.9, (b) that it or its property is exempt or immune from jurisdiction of any such court or from any legal process commenced in such courts (whether through service of notice, attachment prior to judgment, attachment in aid of execution of judgment, execution of judgment or otherwise) and
(c) to the fullest extent permitted by applicable Law or Order, that (i) the suit, action or proceeding in any such court is brought in an inconvenient forum, (ii) the venue of such suit, action or proceeding is improper and (iii) this Agreement, or the subject matter hereof, may not be enforced in or by such courts. Notwithstanding anything contained herein to the contrary, SJW understands and agrees that this Section 8.9 is not intended to and shall not be deemed to be a consent by Parent to jurisdiction for any purpose other than the limited purpose of enforcing this Agreement in accordance with its terms.

          8.10. Enforcement

The parties agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms. It is accordingly agreed that the parties shall be entitled to specific performance of the terms hereof, this being in addition to any other remedy to which they are entitled at Law, Order or in equity.

          8.11. Definitions

As used in this Agreement:

               (a) "Benefit Plans" means, with respect to any Person, each employee or director benefit plan, program, arrangement and contract (including any "employee benefit plan," as defined in Section 3(3) of ERISA, and any bonus, deferred compensation, stock bonus, stock purchase, restricted stock, stock option, employment, termination, stay agreement or bonus, change in control and severance plan, program, arrangement and contract) in effect on the date of this Agreement or disclosed on Section 4.1(c) of the SJW Disclosure Schedule, to which such Person or its Subsidiary is a party, which is maintained or contributed to by such Person, or with respect to which such Person could incur material liability under Section 4069, 4201 or 4212(c) of ERISA.

               (b) "Board of Directors" means the Board of Directors of any specified Person and any committees thereof.

               (c) "Business Day" means any day on which banks are not required or authorized to close in the city of San Francisco.

               (d) "knowledge" when used with respect to any party means the knowledge of any executive officer of such party after reasonable inquiry.

               (e) "Material Adverse Effect" means, with respect to any Person, any change, circumstance or effect that would reasonably be expected to result in a materially adverse effect on the business, financial condition or results of operations of such Person and its Subsidiaries taken as a whole, other than any change, circumstance or effect relating (i) to reductions in consumer demand or reductions in supply sources solely as a result of unusual climatic conditions in the watersheds or in the areas serviced by SJW or any of its Subsidiaries or
(ii) to actions or omissions by either Parent or SJW, or any of their Subsidiaries, as the case may be, taken with the written permission of the other party in connection with the transactions contemplated hereby.

               (f) "the other party" means, with respect to SJW, Parent and means, with respect to Parent, SJW.

               (g) "Person" means an individual, corporation, limited liability company, partnership, association, trust, unincorporated organization, other entity or group (as defined in the Exchange Act).

               (h) "Subsidiary" when used with respect to any party means any corporation or other organization, whether incorporated or unincorporated, (i) of which such party or any other Subsidiary of such party is a general partner (excluding partnerships, the general partnership interests of which held by such party or any Subsidiary of such party do not have a majority of the voting interests in such partnership) or (ii) at least a majority of the securities or other interests of which having by their terms ordinary voting power to elect a majority of the Board of Directors or others performing similar functions with respect to such corporation or other organization is directly or indirectly owned or controlled by such party or by any one or more of its Subsidiaries, or by such party and one or more of its Subsidiaries.

               (i) "Superior Proposal" means an unsolicited bona fide written Acquisition Proposal that the Board of Directors of SJW concludes in good faith (after consultation with its financial advisors) would, if consummated, provide greater aggregate value to SJW's shareholders (in their capacities as shareholders), from a financial point of view, than the transactions contemplated by this Agreement and for which any required financing is committed or which, in the good faith judgment of the Board of Directors of SJW (after consultation with its financial advisors), is reasonably capable of being financed by the Person making such Acquisition Proposal (provided that for purposes of this definition the term Acquisition Proposal shall have the meaning assigned to such term in Section 5.4 except that (x) the reference to "10% or more of the shares" in the definition of "Acquisition Proposal" shall be deemed to be a reference to "sale of 50% or more of the shares" and (y) "Acquisition Proposal" shall only be deemed to refer to a transaction involving SJW, or with respect to assets (including the shares of any Subsidiary of SJW) of SJW and its Subsidiaries, taken as a whole, and not any of its Subsidiaries alone.

          8.12. Other Agreements

The parties hereto acknowledge and agree that, except as otherwise expressly set forth in this Agreement, the rights and obligations of SJW and Parent under any other agreement between the parties shall not be affected by any provision of this Agreement.


                   [Intentionally Left Blank]

          IN WITNESS WHEREOF, Parent, SJW and Merger Sub have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the day and year first above written.


                             AMERICAN WATER WORKS COMPANY, INC.

                             By: /s/ W. Timothy Pohl_________

                             Name: W. Timothy Pohl
                             Title:    Secretary   and    General
                             Counsel

                                  SJW ACQUISITION CORP.

                             By: /s/ W. Timothy Pohl_______

                             Name: W. Timothy Pohl
                             Title: Vice President

                             SJW CORP.

                             By: /s/ W. Richard Roth_______

                              Name: W. Richard Roth
                              Title: President




                         SIXTH AMENDMENT
                               TO
                     SAN JOSE WATER COMPANY
             EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
                      dated January 1, 1992


          The San Jose Water Company Executive Supplemental
Retirement Plan is hereby amended effective January 1, 1999 to read as follows:

          FIRST:    Effective January 1, 1999, Section 3.1 is
amended to read as follows:

          "3.1 The retirement benefits under this Plan to which a Participant shall be entitled, shall be an amount equal to the following:

               "(a) Two and two tenths percent (2.2%) of the Final Average Compensation of a Participant multiplied by the Participant's Years of Service (not to exceed twenty (20) years) plus one and one-tenth percent (1.1%) of the Final Average Compensation of a Participant multiplied by the Participant's Years of Service in excess of 20 years (not to exceed an additional ten (10) years) up to a total not to exceed fifty-five percent (55%) of Final Average Compensation; less benefits payable to the Participant from the San Jose Water Company Retirement Plan. The one and one-tenth percent (1.1%) and fifty-five percent (55%) of Final Average Compensation percentages stated above shall be increased to one and six tenths percent (1.6%) and sixty percent (60%) respectively for Participants who are credited with an Hour of Service, as defined in the San Jose Water Company Retirement Plan, on or after November 1, 1999."

               "(b) In addition to the benefit described in subsection (a) above, Mr. John Weinhardt shall receive an additional eight and one quarter tenths of one percent (.825%) of Final Average Compensation for each year of service as President and Chief Executive Officer of the Company.

               "(c) In addition to the benefit described in subsection (a) above, Barbara Y. Nilsen shall receive the following benefit if she retires on March 1, 1998: $40,000 in the first year, $30,000 in the second year, and $20,000 in the third year of retirement. The benefit will be paid pro rata on a monthly basis. Actuarial reductions will apply if a form of payment with beneficiary rights is elected.

               "(d) In addition, to the benefit described in subsection (a) above, Frederick Meyer shall receive an additional two and one-half (2 1/2) Years of Service credit and shall be deemed to be 2 (1/2) years of age older at the time he retires.

               "(e) In addition to the benefit described in subsection (a) above, Participants who are entitled to a benefit under the SJW. Corp Executive Severance Plan (the "Severance Plan") and whose employment with the Company terminates within twenty-four (24) months after a Change in Control, as defined in the Severance Plan, shall receive an additional three (3) Years of Service and shall be deemed to be three (3) years of age older at the time of retirement.

               "(f) Mr. W. Richard Roth shall be entitled to a retirement benefit hereunder, payable to him on a monthly basis, at the later of his attainment of fifty-five (55) years of age or his actual retirement in an amount equal to the greater of (i) the benefit to which he would otherwise be entitled under the Plan or (ii) fifty-five percent (55%) of Final Average Compensation less benefits payable to him from the San Jose Water Company Retirement Plan."

          "The amount of the offset for benefits paid from the San Jose Water Company Retirement Plan contained in subsections
(a), (e) and (f) shall be the Actuarially Equivalent of a single life annuity commencing on the Participant's Normal Retirement Date."

          SECOND:  Except as provided herein, the San Jose Water
Company Executive Supplemental Retirement Plan shall continue in full force and effect.

          IN WITNESS WHEREOF, San Jose Water Company has caused its authorized officers to affix the corporate name and seal hereto this __ day of _____________, 1999.

                         SAN JOSE WATER COMPANY

                         By____________________________

                         By____________________________



                    EXECUTIVE SEVERANCE PLAN


                        AMENDMENT 1999-1


                              * * *

          The SJW Corp. Executive Severance Plan (the "Plan") as previously adopted by SJW Corp. ("Company") for the benefit of the Officers (as defined therein) of Company and/or its Affiliates and Associates (as defined therein) is hereby amended effective September 21, 1999 as follows:

          1. Section 1(f) is hereby amended to read in full as follows:

          "(f) "Good Reason" shall exist with respect to an Officer if and only if, without the Officer's express written consent:

               (1) there is a significant change in the nature or the scope of the Officer's authority or in his or her overall working environment;

               (2) the Officer is assigned duties materially inconsistent with his or her present duties, responsibilities and status;

               (3) there is a reduction in the Officer's rate of base salary or target bonus; or

               (4) Employer changes by fifty-five (55) miles or more the principal location in which the Officer is required to perform services;

          provided that, with respect to any voluntary termination of employment by Mr. Richard Roth during the sixty (60) day period beginning on the one year anniversary of a Change in Control, Good Reason shall automatically be deemed to have existed."

          2. Subparagraph (3) of Section 2(a) is hereby amended in full to read as follows:

          "(3) The Company will make provisions in its Supplemental Executive Retirement Plan ("SERP") so that each Officer (other than Mr. W. Richard Roth) will receive combined retirement benefits under the SERP and the Company's Retirement Plan equivalent to that which would be provided if such Officer had three additional years of service credit and were three years older on the date of his or her retirement. Solely for Mr. W. Richard Roth the Company shall, in lieu of the foregoing, adopt and implement the Sixth Amendment to the SERP in substantially the form attached as Exhibit A."

          2. Sections 14(b) and (c) shall not apply to Mr. W. Richard Roth, and Mr. Roth's Change in Control Benefit under this Plan shall not be subject to the Benefit Limit of Section 14(b). Instead, there is hereby added the following new Section 14(d) solely and exclusively for the benefit of Mr. W. Richard Roth:

          "(d) If Mr. Roth qualifies for a Change in Control Benefit hereunder, he shall receive an additional cash payment (the "Tax Gross-Up") sufficient to reimburse him on an after-tax basis for any excise tax imposed on such Officer with respect to such Change in Control Benefit pursuant to Section 4999 of the Internal Revenue Code or a successor provision or similar tax ("Excise Tax"), so that such Officer does not incur any out-of-
pocket cost with respect to such Excise Tax.   The amount of any
such Tax Gross-Up will be determined pursuant to the following formula and will be subject to the Company's collection of all applicable federal, state and local income and employment withholding taxes and any Excise Tax:

     X  =  Y / (1 - (A + B + C)), where

     X is the total dollar amount of the Tax Gross-Up payable to Mr. Roth.

     Y is the total Excise Tax imposed on Mr. Roth with respect to such Change in Control Benefit.

     A is the Excise Tax rate in effect at the time.

     B is the highest combined marginal federal income and applicable state income tax rate in effect for Mr. Roth, after taking into account the deductibility of state income taxes against federal income taxes to the extent allowable, for the calendar year in which the Tax Gross-Up is paid.

     C  is the applicable Hospital Insurance (Medicare)  Tax
     Rate in effect for Mr. Roth for the calendar year in which the Tax Gross-Up is paid.

          Within ninety (90) days after each determination is made by the Internal Revenue Service or Roth's tax advisor that one or more of the Change in Control Benefits paid to Roth constitute excess parachute payments under Code Section 280G for which Roth is liable for an Excise Tax, Roth shall identify the nature of those parachute payments to the Company and submit to the Company the calculation of the Excise Tax attributable to that payment and the Tax Gross-Up to which Roth is entitled with respect to such tax liability. The Company will pay such Tax Gross-Up to Roth (net of all applicable withholding taxes, including any taxes required to be withheld under Code Section
4999) within ten (10) business days after Roth's submission of the calculation of such Excise Tax and the resulting Tax Gross-Up, provided such calculations represent a reasonable interpretation of the applicable law and regulations.

          In the event that Roth's actual Excise Tax liability is determined by a Final Determination to be greater than the Excise Tax liability taken into account for purposes of the Tax Gross-Up paid to Roth pursuant to this Section 14(b), then within ninety
(90) days following the Final Determination, Roth shall submit to the Company a new Excise Tax calculation based upon the Final Determination. Within ten (10) business days after receipt of such calculation, the Company shall pay Roth the additional Tax Gross-Up attributable to such excess Excise Tax liability.

          In the event that Roth's actual Excise Tax liability is determined by a Final Determination to be less than the Excise Tax liability taken into account for purposes of the Tax Gross-Up paid to Roth pursuant to this Section 14(b), then Roth shall refund to the Company, promptly upon receipt, any federal or state tax refund attributable to the Excise Tax overpayment.

          For purposes of this Section 14(b), a "Final Determination" means an audit adjustment by the Internal Revenue Service that is either (i) agreed to by both Roth (or his estate) and the Company (such agreement by the Company to be not unreasonably withheld) or (ii) sustained by a court of competent jurisdiction in a decision with which Roth and the Company concur (such concurrence by the Company to be not unreasonably withheld) or with respect to which the period within which an appeal may be filed has lapsed without a notice of appeal being filed."

          3. Except as heretofore amended, the terms of the Plan shall continue in full force and effect.


          IN WITNESS WHEREOF, Company has caused this instrument to be executed in its name by its duly authorized officer, all as of the day and year first above written.




                                SJW CORP.

                                By:________________

                                Its: ______________



                            SJW CORP.

           TRANSACTION INCENTIVE AND RETENTION PROGRAM
                               FOR
                          KEY EMPLOYEES


I.  PURPOSE OF THE PROGRAM

    This  Transaction Incentive and Retention Program  for
Key Employees is intended to promote the interests of SJW Corp., a California corporation (the "Company"), by providing members of the Company's senior management with a special incentive to remain in the Company's employ during any period in which the Company may be the subject of an acquisition offer and during a limited transition period following such an acquisition.

II. DEFINITIONS

    For purposes of the Program, the following definitions apply:

         Acquisition means any of the following transactions pursuant to which assets or securities of the Company are acquired for consideration paid in cash, securities or other property:

            (i)  any merger or consolidation in which
         securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to the merger or consolidation, or

            (ii)   the  sale,  transfer  or  other
         disposition of all or substantially all (more than eighty percent (80%)) of the Company's assets in liquidation or dissolution of the Company, or

            (iii)  the direct sale or exchange by
         the Company's stockholders of securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities to a person or persons different from the persons holding those securities immediately prior to such sale or exchange.

     Acquisition Proceeds means the following items of consideration (in cash, securities or other property) paid by the acquiring company in effecting the Acquisition:

            (i)   if the Acquisition is effected  by  a
         merger or consolidation or the direct purchase of the Company's outstanding common stock, the aggregate amount of cash and other consideration (valued at fair market value) payable to the holders of the Company's outstanding common stock in acquisition of their common stock holdings, or

            (ii) if the Acquisition is effected  by
         the purchase of all or substantially all of the Company's assets in liquidation or dissolution, the sum of (A) the aggregate amount of cash and other consideration (valued at fair market value) paid to the Company in acquiring the Company's assets plus (B) the fair market value of other assets of the Company that remain available for distribution to stockholders, less the portion of such amount applied by the Company to the payment of any outstanding indebtedness of the Company (other than amounts owed under this Program).

         No  liability  of the Company assumed or discharged  by
the   acquiring  company  in  the  Acquisition  (other  than  any liability under this Program) shall be taken into account in determining the amount of the Acquisition Proceeds.

     Acquisition Proceeds Per Share shall be the amount determined in accordance with the following provisions:

            (i)   if  the Acquisition is effected  by  a
         merger or consolidation or the direct purchase of the Company's outstanding common stock, the Acquisition Proceeds Per Share will be equal to the amount actually paid to the Company's stockholders per outstanding share of common stock.

            (ii)  if the Acquisition is effected  by  the
         purchase of all or substantially all of the Company's assets, the Acquisition Proceeds Per Share will be determined pursuant to the following formula:

                    X   =  AP  /  O, where

                    X  is  the  dollar amount of the Acquisition
                    Proceeds Per Share

                    AP is the aggregate amount of the Acquisition
                    Proceeds, and

                    O is the total number of outstanding shares of the Company's common stock at the time of the Acquisition, determined on a fully-diluted basis, including the number of shares of common stock issuable upon any convertible equity or debt securities or upon the exercise of any outstanding warrants or other similar purchase rights.

          Board means the Company's Board of Directors.

          Bonus Award means a Retention Bonus Award or Incentive
Bonus Award payable under the Program.

          Bonus Payment Date means the later of (i) the expiration of the twelve (12) month period following the execution date of the definitive agreement for the Acquisition or
(ii) the closing of the Acquisition following the requisite approval of that Acquisition by the Public Utilities Commission of the State of California.

          Code means the Internal Revenue Code, as amended from time to time.

          Company means the SJW Corp., a California corporation, or successor entity.

          Employee means an individual who is employed on a full-time basis by the Company, subject to the Company's control and direction as to both the work to be performed and the manner and method of performance.

          Good Reason exists with respect to a Participant if and only if, without the Participant's express written consent:

                  (i) there is a significant change in the nature or the scope of the Participant's authority or in his or her overall working environment;

                  (ii) the Participant is assigned duties materially
               inconsistent with his or her present duties, responsibilities and status;

                  (iii) there is a reduction in the
               Participant's rate of base salary or target bonus;
               or

                  (iv) the Company changes by fifty-five (55) miles
               or more the principal location in which the Participant is required to perform services.

       Incentive   Bonus  Award  means  the  incentive   bonus
entitlement of each Participant under the Program as determined pursuant to the provisions of Article IV of the Program.

       Involuntary Termination means the termination of Employee status by reason of (i) the individual's involuntary dismissal or discharge by the Company other than a Termination for Cause or (ii) the individual's death or permanent disability.

       Participant means the members of senior management who are to participate in the Program. Each Participants is identified in attached Schedule A to the Program, which also specifies whether such Participant is entitled to a Retention Bonus Award, an Incentive Bonus Award or both.

       Program means the Company's Transaction Incentive and
Retention Program for Key Employees, as set forth in this document and any amendments thereto made from time to time.

       Retention Bonus Award means the retention bonus entitlement of each Participant under the Program as determined in accordance with Article III of the Program.

       Termination for Cause means the Company's termination of the Participant's status as an Employee for one or more of the following reasons: (i) commission of any act of fraud, embezzlement or dishonesty, (ii) unauthorized use or disclosure of confidential information, trade secrets or other proprietary information, (iii) continuing failure to perform the duties, functions and responsibilities of the individual's position with the Company after written warning in which the performance deficiencies are identified and a reasonable cure period of at least fifteen (15) days is provided, (iv) a material breach of the terms of any employment agreement in effect at the time or the terms of any confidentiality or proprietary information agreement or (v) any other intentional misconduct on the Participant's behalf which has a materially adverse effect upon the business or affairs of the Company.

III. RETENTION BONUS AWARD

     A. Each Participant in the Program who is designated in Schedule A as eligible for a Retention Bonus Award and who either
(i) continues in Employee status through the Bonus Payment Date,
(ii) terminates his or her employment for Good Reason following the closing of an Acquisition and before the Bonus Payment Date or (iii) is terminated by reason of an Involuntarily Termination before the Bonus Payment Date will become eligible to receive a Retention Bonus Award under the Program upon the terms and
conditions of this Article III.   No Retention Bonus Award will
be paid to any Participant who otherwise ceases employment before the Bonus Payment Date.

     B. The amount of the potential Retention Bonus Award payable to each of Mr. Weinhardt and Mr. Roth shall be $1,250,000. The
Retention Bonus Award for each other Participant shall be such Participant's base salary at the time of closing of the Acquisition.

     C. The Retention Bonus Award determined for each Participant who qualifies for payment will become payable in one lump sum on the Bonus Payment Date. Payment of the Retention Bonus Award will be made in cash, subject to the Company's collection of all applicable federal, state and local income and employment withholding taxes and any excise tax imposed under Code Section 4999.

IV.  INCENTIVE BONUS AWARD

     A. Each Participant who is designated in Schedule A as eligible for an Incentive bonus Award and who either (i) continues in
Employee status through the Bonus Payment Date, (ii) terminates his or her employment for Good Reason following the closing of an
Acquisition and before the Bonus Payment Date or (iii) is
terminated by reason of an Involuntarily Termination before the
Bonus Payment Date will become eligible to receive an Incentive
Bonus Award under the Program upon the terms and conditions of
this Article IV.   No Incentive Bonus Award will be paid to any
Participant who otherwise ceases employment before the Bonus
Payment Date.

     B. The amount of the Incentive Bonus Award payable to each Participant will be determined in accordance with attached Schedule B.

     C. The Incentive Bonus Award determined for each Participant who qualifies for payment will become payable in one lump sum on the Bonus Payment Date. Payment of the Incentive Bonus Award will be made in cash, except that, if all or any portion of the Acquisition Proceeds is paid in the form of freely-tradable securities, then the payment may, in the Board's discretion, be made in whole or in part in those securities. The payment will be subject to the Company's collection of all applicable federal, state and local income and employment withholding taxes and any excise tax imposed under Code Section 4999.

V.   TAX GROSS-UP

     A. Any Participant who qualifies for both a Retention Bonus Award and an Incentive Bonus Award shall receive an additional bonus amount under the Program (the "Tax Gross-Up") sufficient to reimburse such individuals on an after tax-basis for any excise tax imposed on such Participant with respect to the combined
Bonus Award and any other compensation payable to such
Participant by the Company or an affiliate or successor pursuant to Code Section 4999 or a successor provision or similar tax ("Excise Tax"), so that such Participant does not incur any out-
of-pocket cost with respect to such Excise Tax.   The amount of
any such Tax Gross-Up will be determined pursuant to the following formula and will be subject to the Company's collection of all applicable federal, state and local income and employment withholding taxes and any Excise Tax:

               X  =  Y  (1 - (A + B + C)), where

               X is the total dollar amount of the Tax Gross-
               Up payable to the Participant.

               Y is the total Excise Tax imposed on the Participant with respect to the combined Bonus Award and any other compensation payable to the Participant by the Company or an affiliate or successor.

               A is the Excise Tax rate in effect at the time.

               B is the highest combined marginal federal income and applicable state income tax rate in effect for the Participant, after taking into account the deductibility of state income taxes against federal income taxes to the extent allowable, for the calendar year in which the Tax Gross-Up is paid.

               C   is   the  applicable  Hospital  Insurance
               (Medicare)  Tax  Rate  in  effect   for   the
               Participant for the calendar year in which the Tax Gross-Up is paid

     B. Within ninety (90) days after each determination is made by the Internal Revenue Service or the Participant's tax advisor that the Retention Bonus Award/and or Incentive Bonus Award paid to the Participant under this Plan (alone or together with other compensation payable to the Participant by the Company or an affiliate or successor) constitutes an excess parachute payment under Code Section 280G for which the Participant is liable for an Excise Tax, the Participant shall identify the nature of the parachute payments (including those that are payable under this Plan and those that are not) and submit to the Company the calculation of the Excise Tax attributable to all such payments and the Tax Gross-Up to which the Participant is entitled with respect to such tax liability. The Company will pay such Tax Gross-Up to the Participant (net of all applicable withholding taxes, including any taxes required to be withheld under Code
Section 4999) within ten (10) business days after the Participant's submission of the calculation of such Excise Tax and the resulting Tax Gross-Up, provided such calculations represent a reasonable interpretation of the applicable law and regulations.

     C. In the event that the Participant's actual Excise Tax liability is determined by a Final Determination to be greater than the Excise Tax liability taken into account for purposes of the Tax Gross-Up paid to the Participant pursuant to Section V.A of this Plan, then within ninety (90) days following the Final Determination, the Participant shall submit to the Company a new Excise Tax calculation based upon the Final Determination. Within ten (10) business days after receipt of such calculation, the Company will pay the Participant the additional Tax Gross-Up attributable to such excess Excise Tax liability.

     D. In the event that the Participant's actual Excise Tax liability is determined by a Final Determination to be less than the Excise Tax liability taken into account for purposes of the Tax Gross-Up paid to the Participant pursuant to Section V.A of this Plan, then the Participant shall refund to the Company, promptly upon receipt, any federal or state tax refund attributable to the Excise Tax overpayment.

     E. For purposes of this Section V, a "Final Determination" means an audit adjustment by the Internal Revenue Service that is either (i) agreed to by both the Participant (or his or her estate) and the Company (such agreement by the Company to be not unreasonably withheld) or (ii) sustained by a court of competent jurisdiction in a decision with which the Participant and the Company concur (such concurrence by the Company to be not unreasonably withheld) or with respect to which the period within which an appeal may be filed has lapsed without a notice of appeal being filed.

VI.   PROGRAM DURATION AND AMENDMENT

      A. The Program will become effective when adopted by the Board and will continue through the settlement date of all Bonus Awards or Tax Gross-Ups which become payable under the Program. However, this Program shall automatically terminate and no Bonus Awards or Tax Gross-Ups shall be payable hereunder if a definitive agreement to effect an Acquisition has not been executed before January 1, 2001.

      B.   The Board may amend the Program at any time;
provided, however, that no such action shall adversely affect the rights of Participants with respect to their Bonus Award or Tax
Gross-Up entitlements under the Program.

VII.  NON-TRANSFERABILITY/DEATH

      No rights or interests of a Participant with respect to his or her Bonus Awards or Tax Gross-Up hereunder may be transferred, assigned, pledged or encumbered, other than a transfer effected by will or the laws of descent and distribution following the Participant's death.

VII.  NO EMPLOYMENT RIGHTS

      No provision of the Program or any Bonus Award or Tax Gross-Up entitlement hereunder shall confer upon a Participant any right to continue as an Employee for any period of specific duration or interfere with or otherwise restrict in any way the rights of the Company or of the Participant, which rights are expressly reserved by each (subject to the terms of any written employment agreement executed by both parties) to terminate the Participant's employment at any time for any reason, with or without cause.

VIII. GOVERNING LAW

      The provisions of the Program shall be governed by and construed in accordance with the laws of the State of California without resort to that State's conflict-of-laws rules.

IX.   SUCCESSORS AND ASSIGNS

      The liabilities and obligations of the Company hereunder shall be binding upon any successor corporation or entity that succeeds to all or substantially all of the assets and business of the Company by merger or other transaction, whether or not such transaction qualifies as an Acquisition.

X.    COSTS AND EXPENSES

      The Company will pay all costs and expenses incurred in the administration of the Program.

XI.   ARBITRATION

      Any dispute between a Participant and the Company with respect to his or her Bonus Awards or other benefit entitlement under the Program shall be settled by arbitration proceedings conducted in Santa Clara County, California in accordance with the applicable rules of the American Arbitration Association. If the Participant and the Company cannot agree upon the individual to serve as arbitrator, then such Participant and the Company will request the Santa Clara County, California office of the American Arbitration Association to submit a list of five (5) potential arbitrators, and in the absence of any agreement as to which of the named individuals are to serve as arbitrator, the Participant and the Company will each have the right to remove two (2) of the named individuals from the list, and the last remaining individual on the list will accordingly serve as the arbitrator. If more than one individual remains on the list, the Santa Clara Office of the American Arbitration Association shall select the arbitrator from among those remaining on the list. Such arbitrator will have full power and authority to settle the dispute through interpretation and application of the express provisions of the Program, but will have no authority to amend, revise or supplement such provisions. The costs of such arbitration will be shared equally by the Participant and the Company, and the decision of the arbitrator shall be final and binding on both the Participant and the Company.




     RESOLUTION PASSED BY THE BOARD OF DIRECTORS OF SJW CORP
                       SEPTEMBER 22, 1999:

          RESOLVED, that each Director when he ceases to be a Director shall receive a benefit equal to the annual retainer in effect at the time such Director ceases to be a Director. This benefit will be paid to the Director, his beneficiary or his estate, for the number of years the Director served on the Board up to a maximum of 10 years. These payments will be made with the same frequency as the ongoing Director's retainers. The Company reserves the right, by resolution adopted by the Board, to alter, amend, modify or terminate the benefits provided above at any time, except that no such resolution shall affect the benefits to which a Director shall have become entitled by reason of his having ceased to be a Director prior to the adoption of such resolution.




 RESOLUTIONS PASSED BY THE BOARD OF DIRECTORS OF SAN JOSE WATER
                   COMPANY SEPTEMBER 22, 1999:

          RESOLVED, that each Director when he ceases to be a Director shall receive a benefit equal to the annual retainer in effect at the time such Director ceases to be a Director. This benefit will be paid to the Director, his beneficiary or his estate, for the number of years the Director served on the Board up to a maximum of 10 years. These payments will be made with the same frequency as the ongoing Director's retainers. The Company reserves the right, by resolution adopted by the Board, to alter, amend, modify or terminate the benefits provided above at any time, except that no such resolution shall affect the benefits to which a Director shall have become entitled by reason of his having ceased to be a Director prior to the adoption of such resolution.





            RECORD OF DIRECTOR RETIREMENT RESOLUTION
                        SJW LAND COMPANY


RESOLUTION PASSED BY THE BOARD OF DIRECTORS OF SJW LAND COMPANY
SEPTEMBER 22, 1999:

          RESOLVED, that each Director when he ceases to be a Director shall receive a benefit equal to the annual retainer in effect at the time such Director ceases to be a Director. This benefit will be paid to the Director, his beneficiary or his estate, for the number of years the Director served on the Board up to a maximum of 10 years. These payments will be made with the same frequency as the ongoing Director's retainers. The Company reserves the right, by resolution adopted by the Board, to alter, amend, modify or terminate the benefits provided above at any time, except that no such resolution shall affect the benefits to which a Director shall have become entitled by reason of his having ceased to be a Director prior to the adoption of such resolution.


















                  LIMITED PARTNERSHIP AGREEMENT

                             OF

                 444 WEST SANTA CLARA STREET, L.P.

                  LIMITED PARTNERSHIP AGREEMENT
                             OF
                  444 WEST SANTA CLARA STREET, L.P.


                     TABLE OF CONTENTS


Article                                                     Page

  1 DEFINITIONS                                               1
  1.1 Adjusted Additional Capital                             1
  1.2 Adjusted Capital Account Deficit                        1
  1.3 Adjusted Invested Capital                               2
  1.4 Assignee                                                2
  1.5 Bankruptcy                                              2
  1.6 Capital Account                                         2
  1.7 Code                                                    3
  1.8 Consent of the Limited Partner                          3
  1.9 Depreciation                                            3
  1.10 General Partner                                        3
  1.11 Gross Asset Value                                      3
  1.12 Invested Capital                                       3
  1.13 Limited Partner                                        3
  1.14 Losses                                                 3
  1.15 Net Proceeds From Continuing Operations                3
  1.16 Net Proceeds From Sales or Refinancings                4
  1.17 Nonrecourse Deductions                                 4
  1.18 Nonrecourse Liability                                  4
  1.19 Partner Nonrecourse Debt                               4
  1.20 Partner Nonrecourse Debt Minimum Gain                  5
  1.21 Partner Nonrecourse Deductions                         5
  1.22 Partner                                                5
  1.23 Partnership                                            5
  1.24 Partnership Minimum Gain                               5
  1.25 Percentage Interest                                    5
  1.26 Preferred Return                                       5
  1.27 Priority Return                                        5
  1.28 Profits                                                6
  1.29 Project                                                6
  1.30 Property                                               6



      2           FORMATION OF PARTNERSHIP                    6
  2.1 Limited Partnership                                     6
  2.2 Name and Principal Place of Business                    6
  2.3 Certificate of Limited Partnership                      6
  2.4 Agent for Service of Process                            7



      3                 PURPOSES                              7



      4                  TERM                                 7



      5                  ACCOUNTING                           8
  5.1 Method of Accounting                                    8
  5.2 Financial Statements                                    8
  5.3 Records and Inspection                                  8
  5.4 Income Tax Information                                  9
  5.5 Fiscal Year                                             9



      6                  CAPITAL                              9
  6.1 Initial Capital Contributions and Advances              9
  6.2 Additional Capital Contributions                       14
  6.3 Failure to Contribute Capital                          14
  6.4 Interest                                               20
  6.5 Withdrawal                                             20
  6.6 Loans to the Partnership                               20
  6.7 Return of Capital                                      21
  6.8 No Guarantees                                          21



      7                 CAPITAL ACCOUNTS                     21
  7.1 Maintenance                                            21
  7.2 Profits and Losses                                     23
  7.3 Gross Asset Value                                      24
  7.4 Depreciation                                           25



      8          PROFITS, LOSSES AND CASH DISTRIBUTIONS      26
  8.1 Allocations of Profits and Losses                      26
  8.2 Limitation on Losses and Liabilities of Limited Partner36
  8.3 Distribution of Net Proceeds From Continuing Operations36
  8.4 Distribution of Net Proceeds From Sales or Refinancings37



      9              MANAGEMENT OF PARTNERSHIP               38
  9.1 Management                                             38
  9.2 Time Devoted                                           42
  9.3 Other Business Ventures                                43
  9.4 Execution of Documents                                 43
  9.5 Bank Accounts                                          44
  9.6 Contracts with Partnership                             44
  9.7 Right to Rely upon the Authority of General Partner    44
  9.8 Intentionally Left Blank                               45
  9.9 Hold Harmless                                          45



      10                 COMPENSATION                        46



      11           WITHDRAWAL, BANKRUPTCY OR REMOVAL
                           OF  GENERAL PARTNER
   11.1 Effect on Partnership                                48
  11.2 Removal of General Partner for Cause                 49
  11.3 Withdrawal of General Partner                        49
  11.4 Dissolution of General Partner                       49
  11.5 Liability of Former General Partner                  49



      12 DEATH, BANKRUPTCY, DISSOLUTION OR WITHDRAWALOF A LIMITED PARTNER  50



      13 SALE OF A PARTNERSHIP INTEREST                      51
  13.1 Restriction on Transfer by General Partner            51
  13.2 Sale of Partnership Interest of a Limited Partner     51
  13.3 General Restriction on Transfer                       53
  13.4 Securities Law                                        53
  13.5 Admission of Additional Limited Partners              54



      14   POWERS AND APPROVALRIGHTS OF THE LIMITED PARTNERS 56
  14.1 No Management and Control                            56
  14.2 Voting                                               56



      15    DISSOLUTION AND TERMINATION OF THE PARTNERSHIP   57
  15.1 Dissolution                                           57
  15.2 Liquidation and Distribution                          57
  15.3 Gains or Losses in Process of Liquidation             58
  15.4 Capital Account Restoration Obligation                59
  15.5 Certificate of Dissolution                            59
  15.6 Waiver                                                59



      16                  MISCELLANEOUS                      60
  16.1 Notices                                               60
  16.2 Amendments                                            60
  16.3 Entire Agreement                                      60
  16.4 Construction                                          61
  16.5 Counterpart Execution                                 61
  16.6 Severability                                          61
  16.7 Captions - Pronouns                                   61
  16.8 Binding Effect                                        61
  16.9 Attorneys' Fees                                       61
  16.10 Written Consent                                      62
  16.11 Covenant of Capacity To Sign                         62
  16.12 No Third Party Beneficiary                           62
  16.13 Dispute Resolution                                   63
  16.14 Conditional Use Permit Requirements                  65







                  LIMITED PARTNERSHIP AGREEMENT

                                OF

                  444 WEST SANTA CLARA STREET, L.P.



          This  Limited Partnership Agreement is made and entered

into as of

September 2, 1999 by and between TBI-444 West Santa Clara Street,

a  California limited partnership ("TBI-Santa Clara Street"), the general  partner  of  which  is Toeniskoetter  &  Breeding,  Inc.

Development,  as  General  Partner,  and  SJW  Land  Company,   a

California corporation, as Limited Partner.



                           ARTICLE 1

                          DEFINITIONS

          The following terms, when used in this Agreement, shall

have the meaning set forth in this Article.

          1.1  Adjusted Additional Capital.  "Adjusted Additional

Capital" shall mean the Invested Capital of a Partner contributed pursuant  to  section 6.2, less all amounts distributed  to  that

Partner pursuant to sections 8.3(b) and 8.4(b).

          1.2    Adjusted  Capital  Account  Deficit.   "Adjusted

Capital  Account  Deficit" means, with  respect  to  any  Limited

Partner,  the deficit balance, if any, in such Limited  Partner's

Capital Account as of the end of the relevant fiscal year,  after giving effect to the following adjustments:

                    (i)   Credit  to  such  Capital  Account  any

     amounts  which such Limited Partner is obligated to  restore pursuant to any provision of this Agreement or is deemed  to be  obligated  to  restore pursuant  to  the  next  to  last sentences of Treasury Regulation Sections 1.704-2(g)(1)  and

     1.704-2(i)(5); and

                    (ii)  Debit to such Capital Account the items

     described in Sections 1.704-1(b)(2)(ii)(d)(4), (5)  and  (6)

     of the Treasury Regulations.

The  foregoing definition of Adjusted Capital Account Deficit  is

intended    to   comply   with   the   provisions   of    Section

1.704-1(b)(2)(ii)(d)  of the Treasury Regulations  and  shall  be interpreted consistently therewith.

          1.3   Adjusted  Invested Capital.   "Adjusted  Invested

Capital" shall mean the Invested Capital of a Partner other  than

Invested  Capital contributed pursuant to section 6.2,  less  all amounts distributed to that Partner pursuant to section 8.4(d) or

8.4(e).

          1.4   Assignee.  "Assignee" shall mean a person who has

acquired a beneficial interest in this Partnership from a Limited

Partner but who is not a substituted Limited Partner.

          1.5   Bankruptcy.   "Bankruptcy"  shall  mean  (1)  the

entering of an order for relief against a Partner under Chapter 7 of the federal bankruptcy law, (2) that the Partner:  (a) makes a general  assignment  for the benefit of creditors,  (b)  files  a voluntary petition under the federal bankruptcy law, (c) files  a petition  or answer in court admitting the Partner is  insolvent,

or (d) seeks, consents to, or acquiesces in the appointment of  a trustee, receiver, or liquidator of the Partner or of all or  any substantial part of that Partner's assets, or (3) that sixty (60)

days  after  the appointment, without that Partner's  consent  or acquiescence, of a trustee, receiver, or liquidator of all or any substantial part of that Partner's assets, the appointment is not vacated  or  stayed,  or that within sixty (60)  days  after  the expiration of any such stay, the appointment is not vacated.

          1.6  Capital Account.  "Capital Account" is defined  in

Article 7.

          1.7  Code.  "Code" shall mean the Internal Revenue Code

of  1986,  as  amended  from time to time (or  any  corresponding provisions  of  succeeding law).  Reference in the  Agreement  to

"Regulations" or "Treasury Regulations" shall mean the Income Tax

Regulations,  including Temporary Regulations, promulgated  under the  Code, as such regulations may be amended from time  to  time

(including corresponding provisions of succeeding regulations).

          1.8  Consent of the Limited Partner.  The term "Consent

of  the  Limited  Partner"  shall mean the  affirmative  vote  or consent of the Limited Partner.

          1.9   Depreciation.   "Depreciation"   is   defined  in

Article 7.

          1.10  General Partner.  The "General Partner"  is  TBI-

Santa  Clara  Street,  a California limited partnership,  or  any person  or entity succeeding it as a General Partner or  admitted to the Partnership as a General Partner.

          1.11 Gross Asset Value.  "Gross Asset Value" is defined

in Article 7.

          1.12  Invested Capital.  "Invested Capital" shall  mean

the  cash  and  agreed value of any property contributed  to  the

Partnership  as  capital by any Partner when this Partnership  is formed  or  at  any  later date pursuant to  the  terms  of  this

Agreement.

          1.13  Limited  Partner.   A "Limited  Partner"  is  any

Limited  Partner  to this Agreement, as set forth  on  Exhibit  A attached hereto and made a part hereof, including any person  who becomes  a  Limited  Partner by substitution after  receiving  an assignment from a Limited Partner and the consent of the  General

Partner  or any person admitted to the Partnership as  a  Limited

Partner.

          1.14 Losses.  "Losses" is defined in Article 7.

          1.15 Net Proceeds From Continuing Operations.  The term

"Net Proceeds From Continuing Operations" shall mean all receipts of  every  kind  or  nature derived from  the  operation  of  the

Partnership (but excluding capital contributions made pursuant to section  6.1, additional capital contributions made  pursuant  to section  6.2,  and  loans  made to the  Partnership  pursuant  to section  6.6(a))  less (i) any and all administrative,  operating and  capital  expenditures incurred or paid with respect  to  the operation of the Partnership or its business, provided,  however,

that  allowances for depreciation, cost recovery,  depletion  and amortization shall be excluded from such expenditures,  and  (ii)

any  amounts  set  aside by the General Partner as  a  reasonable

working   capital  reserve  and  as  a  reasonable  reserve   for

emergencies.  Net Proceeds From Continuing Operations  shall  not include Net Proceeds From Sales or Refinancings.

          1.16 Net Proceeds From Sales or Refinancings.  The term

"Net Proceeds From Sales or Refinancings" shall mean the (i)  net

amount   remaining   and  available  for  distribution   by   the

Partnership  received from the proceeds of any sale, exchange  or

other   disposition   or   financing  or   refinancing   of   the

Partnership's  property, including the Property  or  any  portion thereof,  after the payment, in full, of all allocable costs  and expenses  of  any  such  sale or financing  or  refinancing,  the payment of all then due indebtedness of the Partnership allocable to said property, and the establishment, in the General Partner's discretion, of a reasonable working capital reserve, or (ii)  net condemnation proceeds, or (iii) insurance proceeds  not  used  to rebuild  or replace the affected property following an  event  of damage or destruction.

          1.17  Nonrecourse Deductions.  "Nonrecourse Deductions"

has   a  meaning  set  forth  in  Section  1.704-2(b)(1)  of  the

Regulations.

          1.18  Nonrecourse  Liability.  "Nonrecourse  Liability"

has  the  meaning  set  forth  in Section  1.704-2(b)(3)  of  the

Regulations.

          1.19  Partner  Nonrecourse Debt.  "Partner  Nonrecourse

Debt"  has the meaning set forth in Section 1.704-2(b)(4) of  the

Regulations.

          1.20  Partner Nonrecourse Debt Minimum Gain.   "Partner

Nonrecourse Debt Minimum Gain" means an amount, with  respect  to each  Partner Nonrecourse Debt, equal to the Partnership  Minimum

Gain  that  would  result if such Partner Nonrecourse  Debt  were treated as a Nonrecourse Liability, determined in accordance with

Section 1.704-2(i)(3) of the Regulations.

          1.21    Partner   Nonrecourse   Deductions.    "Partner

Nonrecourse  Deductions" has the meaning set  forth  in  Sections

1.704-2(i)(1) and 1.704-2(i)(2) of the Regulations.

          1.22 Partner.  "Partner" shall mean any General Partner

or Limited Partner in this Partnership.

          1.23   Partnership.   "Partnership"  shall   mean   the

partnership formed by this Agreement.

          1.24  Partnership  Minimum Gain.  "Partnership  Minimum

Gain"  has  the  meaning set forth in Sections 1.704-2(b)(2)  and

1.704-2(d) of the Regulations.

          1.25  Percentage Interest.  "Percentage Interest" shall

mean  the percentage ownership interest in the Partnership  of  a

General Partner or a Limited Partner.  The Percentage Interest of

each Partner is set forth on Exhibit A.

          1.26  Preferred Return.  "Preferred Return" shall mean,

with  respect to the Limited Partner, an amount, determined on  a cumulative basis and compounded annually, equal to a five percent

(5%)  per  annum  return on the daily balance of  such  Partner's

Adjusted   Invested  Capital.   For  financial  and  income   tax

reporting  purposes, neither accrual nor payment of the Preferred

Return shall be an expense of the Partnership nor be regarded  as a  "guaranteed payment" within the meaning of Section  707(c)  of the Code.

          1.27  Priority Return.  "Priority Return"  shall  mean,

with respect to each Partner, an amount equal to an eight percent

(8%) per annum cumulative return (computed daily on a simple (and not  compounded)  basis) on the daily balance of  such  Partner's

Adjusted  Additional  Capital.   For  financial  and  income  tax

reporting  purposes, neither accrual nor payment of the  Priority

Return shall be an expense of the Partnership nor be regarded  as a  "guaranteed payment" within the meaning of Section  707(c)  of the Code.

          1.28 Profits.  "Profits" is defined in Article 7.

          1.29  Project.   "Project" shall mean the approximately

22,080  square  foot  office building to be  constructed  on  the

Property.

          1.30 Property.  "Property" shall mean that certain real

property  totaling approximately one-half (1/2) acre  located  at the  southeast corner of West Santa Clara and Autumn Streets, San

Jose, Santa Clara County, California, described more particularly in Exhibit B attached hereto and made a part hereof.



                           ARTICLE 2

                    FORMATION OF PARTNERSHIP

          2.1   Limited Partnership.  The Partners do hereby form

a  limited  partnership pursuant to the provisions of  California

Corporations  Code, Title 2, Chapter 3, known as  the  California

Revised  Limited Partnership Act (the "Act"), except  as  may  be expressly provided herein.

          2.2  Name and Principal Place of Business.  The name of

this Partnership shall be "444 West Santa Clara Street, L.P." and its  principal office shall be located at 1960 The Alameda, Suite

20,  San Jose, California 95126 or at such other place designated from time to time by the General Partner.

          2.3   Certificate of Limited Partnership.  The  General

Partner shall, concurrently with the execution of this Agreement,

sign   and  acknowledge  a  Certificate  of  Limited  Partnership pursuant  to  the provisions of Section 15621 of  the  California

Corporations Code and shall file such Certificate in  the  office of  the California Secretary of State.  The General Partner shall cause  a  copy  of  such  filed  Certificate,  certified  by  the

Secretary of State, to be recorded in the office of the  Recorder of  each  county  in which the Partnership holds  title  to  real property.

          2.4   Agent  for  Service of Process.  The  Partnership

hereby appoints, as its agent for service of process in the State of  California,  Brad  W. Krouskup, whose  address  is  1960  The

Alameda,  Suite  20,  San Jose, California  95126.   The  General

Partner  may  from time to time, at its discretion,  designate  a different agent for service of process for the Partnership.



                           ARTICLE 3

                            PURPOSES

          The   purpose   and  character  of  business   of   the

Partnership  shall be to acquire, develop, own, lease,  hold  for investment,  improve, maintain and operate the  Project,  and  to engage in any and all general business activities related  to  or incidental  to such purposes.  The specification of a  particular business shall not be deemed a limitation upon the general powers of the Partnership.



                           ARTICLE 4

                              TERM

          The  Partnership  shall commence as  of  the  date  the

Certificate of Limited Partnership is filed in the office of  the

California Secretary of State, and shall continue for a period of fifty (50) years, unless earlier dissolved as set forth herein.



                           ARTICLE 5

                           ACCOUNTING

          5.1   Method of Accounting.  The Partnership shall keep

its  accounting records and shall report for income tax  purposes on  the accrual basis, unless otherwise determined by the General

Partner.

          5.2   Financial Statements.  The General Partner  shall

cause an annual report of the operations of the Partnership to be prepared  within ninety (90) days of the end of the fiscal  year,

and  have a copy delivered to each Limited Partner.  Said  annual report  shall include a balance sheet as of the end of the fiscal year and an income statement for the fiscal year.

          5.3  Records and Inspection.  The General Partner shall

keep,  at  the  Partnership's principal office, the Partnership's books  and records as they relate to the internal affairs of  the

Partnership,  including (a) a current list of the full  name  and last  known  business or residence address of  each  Partner  set forth  in  alphabetical order together with the Invested  Capital and  the share in profits and losses of each Partner, (b) a  copy of the Certificate of Limited Partnership and all certificates of amendment thereto, together with executed copies of any powers of attorney pursuant to which any certificate has been executed, (c)

copies  of the Partnership's federal, state and local income  tax or  information returns and reports, if any, for the six (6) most recent  years,  (d) copies of the original of this Agreement  and any  amendments  thereto,  and (e) financial  statements  of  the

Partnership  for  the  six (6) most recent  fiscal  years.   Each

Partner  has  the right, upon reasonable request, to inspect  and copy  during normal business hours any such Partnership  records.

Upon  request  of  a Limited Partner, the General  Partner  shall promptly  deliver to the Limited Partner, at the expense  of  the

Partnership, a copy of the information required to be  maintained by (a), (b), (c), (d) and (e) above.

          5.4  Income Tax Information.  The General Partner shall

provide  each Partner within ninety (90) days after  the  end  of each fiscal year (a) the information necessary for the Partner to complete his federal and state income tax returns, and (b) a copy of  the  Partnership's federal, state and  local  income  tax  or information returns for the year.  The General Partner shall have prepared  and  file  all  required income  tax  returns  for  the

Partnership.   The  General  Partner shall  be  the  Tax  Matters

Partner for purposes of Section 6231(a)(7) of the Code.

          5.5   Fiscal  Year.  The fiscal year of the Partnership

shall be the calendar year.



                           ARTICLE 6

                            CAPITAL

          6.1  Initial Capital Contributions and Advances.

               (a)    Concurrently  with  the  closing   of   the

construction loan obtained by the Partnership for construction of the  Project  (the "Construction Loan"), TBI-Santa  Clara  Street

shall  contribute to the capital of the Partnership cash  in  the amount of One Thousand and no/100ths Dollars ($1,000.00).

                 (b)   Concurrently  with  the  closing  of   the

Construction  Loan, the Limited Partner shall contribute  to  and cause  to be conveyed to the Partnership all right, title, estate and  interest in and to the Property at an agreed value equal  to

One Million Two Hundred Thousand Dollars ($1,200,000.00), subject only  to  non-delinquent  general and special  county  taxes  and

assessments   (the  "Permitted  Exceptions").    Prior   to   the

contribution  of  the  Property to the Partnership,  the  Limited

Partner shall have caused the existing structures on the Property to  be demolished and the underground storage tanks and any toxic

substances  found  on (or in) the Property to  be  removed.   The

Partnership shall be responsible for removal of the billboards on the Property.  The cost of such removal shall be a Project cost.

               (c)   The  Limited  Partner  makes  the  following

representations, warranties and covenants which shall survive the contribution of the Property to the Partnership, each of which is material  and  being relied upon by the General Partner  and  the

Partnership,  is  true as of the date hereof unless  a  different date  is specified, and shall be true in all respects on the date the Property is contributed to the Partnership (the "Contribution

Date"):

                    (i)  Rare or Endangered Species.  To the best

     knowledge  of  the  Limited Partner, there  are  no  species classified  or proposed to be classified rare or  endangered inhabiting the Property.

                    (ii) No Other Outstanding Rights in Property.

     No  other person, firm, corporation or other entity has,  or at  the Contribution Date, will have, any right or option to acquire all or any portion of the Property.

                    (iii)       No   Violations   of   Laws    or

     Ordinances.  No notice of violation of any applicable zoning regulation  or  ordinance or other  law,  order,  ordinance,

     permit, rule, regulation or requirement, or any contract  or any  covenants,  conditions  or  restrictions  affecting  or relating  to the use or occupancy of the Property  has  been given  to  the  Limited Partner by any  governmental  agency having  jurisdiction  or  by any other  person  entitled  to enforce the same, nor does any condition exist which now, or with  the passage or time would constitute a breach  of  any applicable  zoning  regulation or ordinance  or  other  law,

     order, ordinance, permit, rule, regulation or requirement or any  contract  or any covenants, conditions or  restrictions affecting  or  relating  to the  use  or  occupancy  of  the

     Property.   The  Limited Partner shall promptly  notify  the

     General Partner of any changes affecting this representation of which it becomes aware prior to the Contribution Date.

                    (iv)  Liens.  The Limited Partner  represents

     that  it  has not permitted any work to be done on or  about the  Property which could result in a mechanic's lien  being recorded against the Property.  Further, the Limited Partner shall  not,  from  the date of this Agreement,  without  the prior  written  consent of the General Partner,  permit  any work to be done on or about, or any labor or materials to be furnished  to,  the  Property.  The  Limited  Partner  shall indemnify  and hold the Partnership and the General  Partner harmless  from all claims, costs, and liabilities, including reasonable  attorneys' fees, arising out of or in connection with  any work done or claimed to have been done on or about the  Property  and  any  labor and  materials  furnished  or claimed to have been furnished to the Property prior to  the

     Contribution  Date.  If any liens or other encumbrances  are

     filed   against  the  Property  prior  to   or   after   the

     Contribution  Date, except as may result from  the  acts  or omissions  of  the  Partnership  within  the  scope  of  its business, the Limited Partner, at its cost, shall remove the same and if the Limited Partner fails to do so within thirty

     (30) days, the General Partner shall have the right, but not

     the   obligation,  to:   (A)  remove  them  at  the  Limited

     Partner's expense, including any reasonable attorneys'  fees incurred;  (B)  rescind this Agreement; or  (C)  pursue  any other  legal  remedy  available to the  Partnership  or  the

     General Partner.

                    (v)  Foreign Person.  The Limited Partner  is

     not  a  "foreign  person"  within the  meaning  of  Internal

     Revenue  Code Section 1445(f)(3).  Prior to the Contribution

     Date,  the  Limited Partner shall deliver to the Partnership an affidavit, in form reasonably satisfactory to the General

     Partner,  meeting the requirements of Internal Revenue  Code

     Section 1445(b)(2), stating that such Limited Partner is not a  foreign  person and setting forth such Limited  Partner's

     United  States employer identification number  and  business address.

                    (vi)   Archaeological  Sites.   To  the  best

     knowledge   of   the   Limited   Partner,   there   are   no

     archaeological sites on the Property.

                    (vii)        Authority.    The    individuals

     executing  this  Agreement on behalf of the Limited  Partner have the right, power, legal capacity and authority to enter into this Agreement on behalf of the Limited Partner and  to execute  all other documents and perform all other  acts  as

     may   be   necessary   to  satisfy  the  Limited   Partner's

     obligations under this Agreement.

                    (viii)     Encumbrances. The Limited  Partner

     shall  not  cause  or  permit any  deeds  of  trust,  liens,

     encumbrances, easements, or other matters affecting title or possession  to  the  Property to  become  of  record  or  to otherwise  be  created  during  the  period  ending  on  the

     Contribution  Date  (collectively "Encumbrances").   If  any

     Encumbrances become of record or are otherwise created,  the

     Limited  Partner  shall cause their  removal  prior  to  the

     Contribution Date.

                    (ix) Breach of Agreement.  The execution  and

     delivery  of this Agreement by the Limited Partner  and  the

     conveyance   of   the   Property  to  the   Partnership   as

     contemplated  by  this Agreement will not result  in  (A)  a breach  of,  or  a  default under, any contract,  agreement,

     commitment  or  other document or instrument  to  which  the

     Limited  Partner is a party or by which the Limited  Partner or  the  Property is bound or (B) a violation  of  any  law,

     ordinance, regulation or rule of any governmental  board  or body  or  any  judgment, order or decree  of  any  court  or governmental board or body applicable to the Limited Partner or the Property.

                    (x)   No  Litigation.  There  is  no  action,

     suit,  proceeding, inquiry or investigation  (including  any eminent  domain  proceeding  or  any  proceeding  under  any bankruptcy,  insolvency or other similar  law),  pending  or threatened, by or before any court or governmental board  or body,  (A)  against or affecting the Property  or  (B)  that would  prevent  or  hinder the performance  by  the  Limited

     Partner  of  its  obligation to convey the Property  to  the

     Partnership.

                    (xi)  Possession.  No person has a possessory

     interest   in  or  to  the  Property  under  any  consensual

     arrangement  with the Limited Partner or any predecessor  in

     title   to  the  Limited  Partner  or  by  way  of   adverse

     possession.

               (d)   Concurrently  with the contribution  of  the

Property  to  the Partnership, the Partnership shall cause  First

American  Title  Guaranty Company to issue to the  Partnership  a

CLTA  policy of title insurance insuring the Partnership that  it is  the  owner  in  fee of such property, with coverage  in  such amount as is determined by the General Partner, the cost of which shall be paid by the Partnership.

               (e)   The  Limited Partner shall  advance  to  the

Partnership  all  funds required to pay pre-development  expenses with respect to the development of the Property until the closing of  the  Construction Loan.  Such advances by the Limited Partner to  the  Partnership, plus interest from the date  of  each  such advance  at  the  lesser  of  (i) the maximum  rate  of  interest permitted by law, and (ii) the Wall Street Journal prime  lending rate  as used by Heritage Bank of Commerce, initially at the rate in effect at the time of such advance and changing simultaneously with  each  change in such prime rate, shall be repaid  from  the proceeds  of  the  initial funding of the Construction  Loan  and prior to any distributions to the Partners.

          6.2  Additional Capital Contributions.

               Whenever  it  is  reasonably  determined  by   the

General  Partner that the Partnership's capital and  funds  which the  Limited  Partner  advances to the  Partnership  pursuant  to section  6.1(e) is or is presently likely to become  insufficient for  the  operations of the Partnership and the  conduct  of  its business,  including,  without limitation,  the  development  and operation  of the Project, the General Partner shall  notify  the

Limited Partner of the amount of additional capital needed.  Such amount  shall,  if  approved by Partners (including  the  General

Partner) holding a majority of the Percentage Interests  held  by all  Partners, be contributed by each Partner on a pro rata basis

according  to  its Percentage Interest in the Partnership.   Such

contributions shall be made within thirty (30) days of  the  date

of   approval   by  Partners  holding  the  required   Percentage

Interests.  Except as otherwise provided by the Act or the  terms of  this  Agreement (including, without limitation, this  section

6.2), the Partners shall not be required to contribute additional

capital.   If funds in addition to the Partnership's capital  are

required  for any Partnership purposes, including the development and  operation of the Project, the General Partner may (a) borrow such  funds  from one or more of the Partners, and the additional capital call procedure set forth in this section 6.2 above  shall not  be  construed  to  in any way limit  the  General  Partner's authority  to  obtain  funds  from such  sources,  or  (b)  after following the additional capital call procedure set forth in this section  6.2  above  and  failure to obtain  the  required  funds pursuant to that procedure (whether because the Partners  do  not approve the additional capital call or one or more Partners fails to  contribute its share of the additional capital contribution),

admit additional Limited Partners pursuant to section 13.5.

          6.3  Failure to Contribute Capital.

               6.3.1      Consequence of Failure.  If any Partner

("Defaulting Partner") fails to contribute the amount due from it

pursuant   to   section  6.1  or  6.2,  the  remaining   Partners

("Nondefaulting Partners"), may, at the election of Nondefaulting

Partners  holding more than fifty percent (50%) of the Percentage

Interests  held  by all Nondefaulting Partners, upon  giving  the

Defaulting Partner an additional ten (10) days written notice and

upon   the  failure  of  the  Defaulting  Partner  to  pay   said

contribution within said ten (10) days, either:

                    (a)   Make such contribution on behalf of the

     Defaulting  Partner,  in which case the  Defaulting  Partner shall be indebted to the Nondefaulting Partners for the full amount  of such contribution plus interest thereon from  the date the advance is made until paid at the lesser of (i) the maximum rate of interest permitted by law, or (ii) the prime or  reference rate of the San Jose Office of Bank of America plus  two  percent (2%), initially at the rate in effect  at the  time of such loan and changing simultaneously with each change  in  such prime or reference rate.  Such indebtedness shall  be  repaid  out of any subsequent distributions  made pursuant  to this Agreement to which the Defaulting  Partner would  otherwise be entitled, which amounts shall be applied

     first   to  interest  and  then  to  principal,  until   the

     indebtedness is paid in full, and to the extent  not  repaid upon  or prior to the dissolution of the Partnership,  shall immediately be paid by the Defaulting Partner and  it  shall be personally liable for such payment;

                    (b)  Purchase the entire Partnership interest

     of   the  Defaulting  Partner  at  a  price  determined   in

     accordance  with  the  valuation  procedure  set  forth   in

     subsection  6.3.2.   In  the event of  such  purchase,  each

     Nondefaulting  Partner  shall be entitled  to  purchase  its

     proportionate   share   of  such  interest,   and   if   any

     Nondefaulting Partner does not purchase its share the  other

     Nondefaulting  Partners shall not be  entitled  to  purchase

     less  than  all of the Defaulting Partner's interest.   Each

     Nondefaulting Partner's share shall be in proportion to  its

     Percentage Interest as amongst the purchasing Partners.   If

     purchased,  except  as  provided below,  the  full  purchase price, without interest, shall be paid in cash within thirty

     (30)  days  of  the agreement of the purchase price  by  the

     Partners  or the date of delivery of the notice of  decision of  the appraiser(s) to the Partners, as applicable.  If the purchase  price  is  in excess of Twenty-Five  Thousand  and no/100ths  Dollars ($25,000.00), the Nondefaulting  Partners

     may  pay the purchase price as follows:  twenty-five percent

     (25%)  of  the purchase price shall be paid in  cash  within thirty  (30) days of the agreement of the purchase price  by the  Partners  or  the date of delivery  of  the  notice  of decision of the appraiser(s) to the Partners, as applicable;

     the  balance  of the purchase price payable  pursuant  to  a promissory note from the purchasing Nondefaulting  Partners,

     bearing interest at the prime or reference rate at such time of  the  San  Jose Office of Bank of America, principal  and interest  payable in sixty (60) equal monthly  installments.

     If  purchased,  the  Defaulting  Partner  shall  assign  its interest  in  the  Partnership to the purchasing  Partner(s)

     free  and  clear of all liens, claims and encumbrances.   If

     purchased,  all  interest of the Defaulting Partner  in  the

     Partnership  and its assets shall terminate.  All  debts  of the  Partnership  to  the  Defaulting  Partner,  or  of  the

     Defaulting  Partner to the Partnership, or of the Defaulting

     Partner  to  another  Partner  or  another  Partner  to  the

     Defaulting Partner pursuant to section 6.3.1(a), shall  also be paid at that time.

                    Each Partner acknowledges and agrees that (i)

     a  default  by  any  Partner in making  a  required  capital

     contribution  will  result  in  the  Partnership   and   the

     Nondefaulting  Partners incurring certain  costs  and  other damages  in  an amount that would be extremely difficult  or impractical to ascertain and (ii) the remedies described  in this  section  6.3.1 bear a reasonable relationship  to  the damages which the Partners estimate may be suffered  by  the

     Partnership and the Nondefaulting Partners by reason of  the failure of a Defaulting Partner to make any required capital contribution  and the election of any or all  of  the  above

     described   remedies   is   not   unreasonable   under   the

     circumstances existing as of the date hereof.

                    The election of the Nondefaulting Partners to

     pursue  any remedy provided in this section 6.3.1 shall  not be  a  waiver  or  limitation of  the  right  to  pursue  an additional or different remedy available hereunder or  under law or equity with respect to any subsequent default.

               6.3.2     Valuation Procedure.

                    (a)   If,  upon  failure  of  the  Defaulting

     Partner  to  contribute the amount due from it  pursuant  to section  6.1  or  6.2, the Nondefaulting Partners  elect  to proceed  under section 6.3.1(b) to purchase the  Partnership interest  of  the Defaulting Partner at the  purchase  price determined  in  accordance with this section,  the  purchase price  shall  be  determined  by  mutual  agreement  of  the

     Defaulting  Partner and the Nondefaulting Partners  electing to  purchase  the Defaulting Partner's interest ("Purchasing

     Partners").  Each such Partner hereby agrees to use its best efforts to agree upon the purchase price.

                    (b)(i)     If the Defaulting Partner and  the

     Purchasing Partners cannot agree on a purchase price  within thirty  (30) days after the Defaulting Partner's failure  to contribute,  the  purchase  price  shall  be  determined  by

     appraisal.   The  purchase price shall be determined  by  an

     appraiser  acceptable  to  the Defaulting  Partner  and  the

     Purchasing Partners.  Each such Partner hereby agrees to use its best efforts to agree upon a single appraiser.

                        (ii)   If the Defaulting Partner and  the

     Purchasing  Partners  cannot agree  on  a  single  appraiser within thirty (30) days after their failure to agree upon  a purchase  price,  the  Purchasing Partners  shall  give  the

     Defaulting  Partner  written notice  designating  the  first appraiser ("First Appraiser").

                        (iii)  Within fifteen (15) days after the

     service  of  the notice referred to in section 6.3.2(b)(ii),

     the  Defaulting Partner shall given written  notice  to  the

     Purchasing   Partners  designating  the   second   appraiser

     ("Second  Appraiser").  If the Second Appraiser  is  not  so

     designated within or by the time above specified,  then  the appointment  of the Second Appraiser shall be  made  in  the same  manner  as is hereinafter provided for the appointment of a third appraiser ("Third Appraiser") in a case where the

     First  and  Second Appraisers are unable to agree  upon  the

     Third  Appraiser.   The  First  and  Second  Appraisers   so

     designated  or  appointed shall meet within  ten  (10)  days after  the  Second  Appraiser is appointed  and  if,  within thirty  (30)  days after the Second Appraiser is  appointed,

     the  First  and  Second Appraisers do  not  agree  upon  the

     Appraised  Value  (as defined in subsection 6.3.2(c)),  they shall  themselves appoint a Third Appraiser who shall  be  a competent  and impartial person; and in the event  of  their being unable to agree upon such appointment within ten  (10)

     days after the time aforesaid, the Third Appraiser shall  be selected by the parties themselves if they can agree thereon

     within  a  further  period of fifteen  (15)  days.   If  the

     parties  do  not so agree, then either party, on  behalf  of both,  may  request  such appointment  by  a  Judge  of  the

     California  Superior Court of Santa Clara  County.   In  the

     event  of the failure, refusal or inability of any appraiser to  act,  a  new appraiser shall be appointed in his  stead,

     which  appointment  shall be made  in  the  same  manner  as hereinbefore provided for the appointment of such  appraiser

     so  failing,  refusing  or unable to  act.   The  Purchasing

     Partners  shall  pay fifty percent (50%) and the  Defaulting

     Partner  shall  pay  fifty percent (50%)  of  the  fees  and expenses  of  the appraiser jointly named,  but  each  party shall  pay  the fees and expenses of any appraiser appointed solely  by such party, or in whose stead, as above provided,

     such  appraiser was appointed, and the fees and expenses  of the  Third Appraiser, and all other expenses, if any,  shall be  borne fifty percent (50%) by the Purchasing Partners and

     fifty   percent  (50%)  by  the  Defaulting  Partner.    Any

     appraiser  designated  to  serve  in  accordance  with   the

     provisions  of  this  Agreement shall be  disinterested  and shall  be  qualified to appraise partnership  interests  and real  estate  and other assets of the type covered  by  this

     Agreement,  shall be a member of the American  Institute  of

     Real Estate Appraisers (or any successor association or body of  comparable  standing if such Institute is  not  then  in existence),  and  shall have been actively  engaged  in  the appraisal  of  real estate or partnership  interests  for  a period of not less than five (5) years immediately preceding his appointment.

                    (c)   The  Appraiser(s) shall  determine  the

     fair  market  value,  as  of  the  time  of  the  Defaulting

     Partner's failure to contribute, of all of the assets of the

     Partnership, including the Project.  The "fair market value"

     of  all  of the assets of the Partnership or of the  Project for purposes of this section 6.3.2 shall mean the cash price which  a sophisticated purchaser would pay on such date  for

     all  of  the assets of the Partnership or the Project.   The

     Appraised Value for purposes of this section 6.3.2 shall  be

     (i)   the  fair  market  value  determined  by  the  jointly

     appointed  Appraiser, or (ii) the fair market  value  agreed upon  by  the  Appraisers in the event only  two  Appraisers serve, or (iii) the average of the fair market values of the two  Appraisers who are closest together in the event  three

     Appraisers  serve.  After reaching a decision the Appraisers shall  given written notice to each Partner of the Appraised

     Value  arrived at by them.  The amount of the purchase price of  the  Defaulting  Partner's interest in  the  Partnership shall  be the amount that would have been distributed to  it under section 15.2 if all of the Partnership assets and  the

     Project had been liquidated at the Appraised Value and  this

     Partnership dissolved.

          6.4   Interest.   No  interest shall  be  paid  on  any

capital contribution except as may be provided herein.

          6.5   Withdrawal.   No Partner shall have  a  right  to

withdraw  or demand the return of its Invested Capital except  on dissolution  of  the  Partnership, or with  the  consent  of  the

General Partner.

          6.6   Loans  to the Partnership.  No Partner  shall  be

required  to  loan  funds to the Partnership.   In  addition,  no

Partner may loan or advance money to the Partnership without  the written  consent of the General Partner.  The General Partner  or an  affiliate  of  the  General Partner may  loan  funds  to  the

Partnership  for any Partnership purpose, provided,  however,  if the General Partner or its affiliate intends to loan funds to the

Partnership, the General Partner shall give notice to the Limited

Partner  of  such  intent and the amount of  such  loan  and  the

Limited  Partner shall have the right for ten (10) business  days from  the date of such notice to loan all or any portion of  such amount  to  the  Partnership.  Any  loan  by  a  Partner  to  the

Partnership  shall  be separately entered in  the  books  of  the

Partnership as a loan to the Partnership, shall bear interest  at such  reasonable  arm's-length rate and be subject  to  repayment pursuant to such reasonable arm's-length terms and conditions  as are  determined  by the lending Partner and the General  Partner,

and  shall  be  evidenced  by  a  promissory  note  executed  and

delivered  by the Partnership to the lending Partner.   Any  such

loan  shall not be regarded as a capital contribution  and  shall

neither   increase  the  lending  Partner's   interest   in   the

Partnership  nor  entitle  him to  any  increased  share  of  the

Partnership profits.  Loans made to the Partnership by a Partner,

and  any interest accrued thereon, shall be repaid prior  to  any distributions to the Partners pursuant to section 8.3 or 8.4.

          6.7   Return of Capital.  Except as expressly  provided

in  this Agreement, no Partner shall have the right to demand  or receive  property  other than cash in return for  such  Partner's

Invested Capital.

          6.8   No Guarantees.  The Limited Partner shall not  be

required to guarantee any loans made to the Partnership.



                           ARTICLE 7

                        CAPITAL ACCOUNTS

          7.1   Maintenance.  The Partnership shall  maintain  an

individual  capital  account for each  Partner.   Each  Partner's

capital account ("Capital Account") shall be maintained on a book

basis    in   accordance   with   the   provisions   of   Section

1.704-1(b)(2)(iv)  of  the  Treasury  Regulations  and  will   be

determined as follows:

                    (i)   To each Partner's Capital Account there

     shall  be credited the amount of money and the initial Gross

     Asset  Value  of any property (other than money) contributed

     by   such   Partner  to  the  Partnership,  such   Partner's

     distributive share of Partnership Profits and any  items  in the  nature of income or gain which are specially  allocated pursuant  to section 8.1.3 or 8.1.4, and the amount  of  any

     Partnership liabilities assumed by such Partner or which are secured  by  any  Partnership property distributed  to  such

     Partner.

                    (ii)  To each Partner's Capital Account there

     shall  be  debited the amount of cash and  the  Gross  Asset

     Value  of  any  Partnership  property  distributed  to  such

     Partner  pursuant to any provision of this  Agreement,  such

     Partner's distributive share of Losses and any items in  the nature  of  expenses or losses which are specially allocated pursuant  to section 8.1.3 or 8.1.4, and the amount  of  any liabilities  of  such Partner assumed by the Partnership  or which  are  secured  by  any property  contributed  by  such

     Partner to the Partnership.

          In  the  event all or a portion of an interest  in  the

Partnership is transferred in accordance with the terms  of  this

Agreement, the transferee shall succeed to the Capital Account of the  transferor  to  the  extent it relates  to  the  transferred interest.

          In determining the amount of any liability for purposes

of  subsections  (i)  and  (ii) in the first  paragraph  of  this section  7.1,  there  shall be taken into  account  Code  Section

752(c)  and any other applicable provisions of the Code  and  the

Treasury Regulations.

          The  foregoing  provisions and the other provisions  of

this  Agreement  relating to the maintenance of Capital  Accounts

are   intended   to  comply  with  Treasury  Regulation   Section

1.704-1(b),  and  shall be interpreted and applied  in  a  manner consistent  with  such  Regulations.  In the  event  the  General

Partner  shall determine that it is prudent to modify the  manner in  which the Capital Accounts, or any debits or credits  thereto

(including,  without  limitation, debits or credits  relating  to liabilities  which  are  secured by  contributed  or  distributed

property  or  which  are  assumed  by  the  Partnership  or   the

Partners), are computed in order to comply with such Regulations,

the General Partner may make such modification, provided that  it

is   not  likely  to  have  a  material  effect  on  the  amounts distributable to any Partner pursuant to Article 15  hereof  upon the  dissolution  of the Partnership.  The General  Partner  also shall  (a) make any adjustments that are necessary or appropriate to maintain equality between the Capital Accounts of the Partners

and   the  amount  of  Partnership  capital  reflected   on   the

Partnership's  balance sheet, as computed for book  purposes,  in accordance with Treasury Regulation Section 1.704-1(b)(2)(iv)(q),

and   (b)  make  any  appropriate  modifications  in  the   event

unanticipated  events  (for  example,  the  acquisition  by   the

Partnership of oil or gas properties) might otherwise cause  this

Agreement   not  to  comply  with  Treasury  Regulation   Section

1.704-1(b).

          7.2  Profits and Losses.  "Profits" and "Losses" means,

for  each  fiscal year or other period, an amount  equal  to  the

Partnership's  taxable income or loss for such  year  or  period,

determined  in  accordance  with Code Section  703(a)  (for  this purpose,  all items of income, gain, loss, or deduction  required to  be stated separately pursuant to Code Section 703(a)(1) shall be  included  in  taxable  income or loss),  with  the  following adjustments:

                    (i)   Any  income of the Partnership that  is

     exempt from federal income tax and not otherwise taken  into account  in  computing Profits or Losses  pursuant  to  this section 7.2 shall be added to such taxable income or loss;

                    (ii)  Any  expenditures  of  the  Partnership

     described  in Code Section 705(a)(2)(B) or treated  as  Code

     Section   705(a)(2)(B)  expenditures  pursuant  to  Treasury

     Regulation  Section 1.704-1(b)(2)(iv)(i), and not  otherwise taken  into account in computing Profits or Losses  pursuant to  this  section 7.2, shall be subtracted from such taxable income or loss;

                    (iii)      In the event the Gross Asset Value

     of  any  Partnership asset is adjusted pursuant  to  section

     7.3(ii)  or  (iii), the amount of such adjustment  shall  be taken  into account as gain or loss from the disposition  of such asset for purposes of computing Profits or Losses;

                    (iv)   Gain  or  loss  resulting   from   any

     disposition  of Partnership property with respect  to  which gain  or  loss is recognized for federal income tax purposes shall  be computed by reference to the Gross Asset Value  of the  property disposed of, notwithstanding that the adjusted tax  basis  of  such property differs from its  Gross  Asset

     Value;

                    (v)   In  lieu of depreciation, amortization,

     and  other  cost recovery deductions taken into  account  in computing such taxable income or loss, there shall be  taken into  account  Depreciation for such fiscal  year  or  other period, computed in accordance with section 7.4 below; and

                    (vi)  Notwithstanding any other provision  of

     this  section  7.2, any items which are specially  allocated pursuant  to section 8.1.3 or 8.1.4 shall not be taken  into account in computing Profits or Losses.

The  amounts  of the items of Partnership income, gain,  loss  or

deduction  available  to  be  specially  allocated  pursuant   to

sections  8.1.3  and 8.1.4 shall be determined by applying  rules analogous to those set forth in section 7.2(i) through (v) above.

          7.3    Gross  Asset  Value.   For  purposes   of   this

Agreement, "Gross Asset Value" means, with respect to any  asset,

the  asset's  adjusted  basis for federal  income  tax  purposes,

except as follows:

                    (i)   The  initial Gross Asset Value  of  any

     asset  contributed by a Partner to the Partnership shall  be the gross fair market value of such asset, as determined  by

     the  contributing  Partner  and the  General  Partner.   The

     initial Gross Asset Value of the Property contributed by the

     Limited  Partners pursuant to section 6.1(b)  shall  be  One

     Million Two Hundred Thousand Dollars ($1,200,000.00);

                    (ii)   The   Gross  Asset   Values   of   all

     Partnership   assets  shall  be  adjusted  to  equal   their

     respective  gross fair market values, as determined  by  the

     General  Partner,  as  of  the  following  times:   (a)  the

     acquisition of an additional interest in the Partnership  by any  new or existing Partner in exchange for more than a  de minimis  capital  contribution or the  distribution  by  the

     Partnership to a Partner of more than a de minimis amount of

     Partnership property as consideration for an interest in the

     Partnership  if  the  General Partner reasonably  determines that  such  an  adjustment is necessary  or  appropriate  to reflect  the relative economic interests of the Partners  in the  Partnership; and (b) the liquidation of the Partnership

     within   the   meaning   of  Treasury   Regulation   Section

     1.704-1(b)(2)(ii)(g); and

                    (iii)      The  Gross  Asset  Value  of   any

     Partnership  asset  distributed  to  any  Partner  shall  be adjusted to equal the gross fair market value of such  asset on the date of distribution as determined by the distributee and the General Partner.

If  the  Gross  Asset  Value of an asset has been  determined  or adjusted  pursuant  to section 7.3 (i) or 7.3  (ii)  above,  such

Gross   Asset   Value  shall  thereafter  be  adjusted   by   the

Depreciation  taken into account with respect to such  asset  for purposes of computing Profits and Losses.

          7.4   Depreciation.   For purposes of  this  Agreement,

"Depreciation"  means, for each fiscal year or other  period,  an amount  equal  to the depreciation, amortization, or  other  cost recovery  deduction allowable with respect to an asset  for  such year or other period, except that if the Gross Asset Value of  an asset  differs  from  its adjusted basis for federal  income  tax

purposes  at  the  beginning  of  such  year  or  other   period,

Depreciation  shall be an amount which bears the  same  ratio  to such  beginning  Gross  Asset Value as  the  federal  income  tax depreciation, amortization, or other cost recovery deduction  for such  year  or other period bears to such beginning adjusted  tax basis;  provided, however, that if the adjusted basis for federal income tax purposes of an asset at the beginning of such year  or other  period  is  zero, Depreciation shall  be  determined  with

reference   to  such  beginning  Gross  Asset  Value  using   any

reasonable method selected by the General Partner.

                           ARTICLE 8

             PROFITS, LOSSES AND CASH DISTRIBUTIONS

          8.1  Allocations of Profits and Losses.

               8.1.1      Allocation of Profits and  Losses  From

Operations.

                    (a)   After  giving  effect  to  the  special

allocations  set forth in sections 8.1.3 and 8.1.4, Profits  (and all items thereof), except Profits resulting from any disposition of  Partnership property, ("Profits From Operations"),  for  each fiscal year shall be allocated to the Partners as follows:

                         (i)   First, to the Partners, pro  rata,

     until  the  aggregate      Profits From Operations allocated

     to each Partner for such fiscal year and all previous fiscal years  pursuant  to  this  section  8.1.1(a)(i)  equals  the

     aggregate   amount   of  such  Partner's   Priority   Return

     distributed to such Partner pursuant to sections 8.3(a)  and

     8.4(a)  from the commencement of the Partnership to the  end of such fiscal year;

                         (ii)  Second,  to  the Limited  Partner,

     until  the  aggregate Profits From Operations  allocated  to such  Partner  for such fiscal year and all previous  fiscal years  pursuant  to  this  section 8.1.1(a)(ii)  equals  the

     aggregate   amount   of  such  Partner's  Preferred   Return

     distributed to such Partner pursuant to section  8.3(c)  and

     8.4(c)  from the commencement of the Partnership to the  end of such fiscal year;

                         (iii)      Third,  to the Partners,  pro

     rata,  until the aggregate Profits From Operations allocated to each Partner for such fiscal year and all previous fiscal years pursuant to this section 8.1.1(a)(iii) is equal to the aggregate  Losses From Operations allocated to such  Partner pursuant  to  section 8.1.1(b)(ii) for all  previous  fiscal years;

                         (iv)   Thereafter, to  the  Partners  in

     accordance with their Percentage Interests.

                    (b)   After  giving  effect  to  the  special

allocations set forth in sections 8.1.3 and 8.1.4, and subject to the  limitation  set forth in section 8.1.3(e), Losses  (and  all items  thereof), except Losses resulting from any disposition  of

Partnership property, ("Losses From Operations), for each  fiscal year shall be allocated to the Partners as follows:

                         (i)        First,  to the Partners,  pro

     rata,  until the aggregate Losses From Operations  allocated to each Partner for such fiscal year and all previous fiscal years  pursuant to this section 8.1.1(b)(i) is equal to  the aggregate Profits From Operations allocated to such  Partner pursuant  to  section 8.1.1(a)(iv) for all  previous  fiscal years;

                         (ii)  Thereafter,  to  the  Partners  in

     accordance with their Percentage Interests.

               8.1.2     Allocation of Profits and Losses Arising

From Sales and Dispositions.

                    (a)   After  giving  effect  to  the  special

allocations  set  forth  in  sections 8.1.3  and  8.1.4,  Profits resulting  from any disposition of Partnership property ("Profits

From  Sales") (including Profits From Sales from the  liquidation of  Partnership  assets in connection with  the  dissolution  and termination  of  the Partnership) shall be allocated  as  follows

(prior  to reducing Capital Accounts to reflect the distributions of amounts pursuant to section 8.4 and section 15.2):

                    (i)   To  each  Partner who  has  a  negative

     Capital  Account, in the proportion that each such Partner's negative  Capital  Account balance bears  to  all  Partners'

     negative  Capital Account balances, but in no  event  in  an amount exceeding such negative Capital Account balance;

                    (ii)  Then, to the extent any Partner  has  a

     Capital Account (after allocation of any Profits From  Sales pursuant  to section 8.1.2(a)(i)) less than an amount  equal to  its  Accrued  Priority Return  (as  defined  in  section

     8.3(a)),  Profits  From Sales shall  be  allocated  to  such

     Partner until its Capital Account equals such amount;

                    (iii)     Then, to the extent any Partner has

     a  Capital  Account (after allocation of  any  Profits  From

     Sales  pursuant to sections 8.1.2(a)(i) and (ii)) less  than an  amount equal to its (A) Adjusted Additional Capital  and

     (B)  Accrued  Priority Return, Profits From Sales  shall  be allocated  to such Partner until its Capital Account  equals such amount;

                    (iv)  Then, to the extent the Limited Partner

     has  a Capital Account (after allocation of any Profits From

     Sales  pursuant to sections 8.1.2(a)(i) through (iii))  less than an amount equal to its (A)Accrued Preferred Return, (B)

     Adjusted   Additional  Capital,  and  (C)  Accrued  Priority

     Return, Profits From Sales shall be allocated to the Limited

     Partner until its Capital Account equals such amount;

                    (v)   Then, to the extent the Limited Partner

     has  a Capital Account (after allocation of any Profits From

     Sales  pursuant to sections 8.1.2(a)(i) through  (iv))  less than  an  amount equal to its (A) Adjusted Invested Capital,

     (B)   Accrued  Preferred  Return,  (C)  Adjusted  Additional

     Capital, and (D) Accrued Priority Return, Profits From Sales

     shall  be allocated to the Limited Partner until its Capital

     Account equals such amount;

                    (vi)  Then, to the extent the General Partner

     has  a Capital Account (after allocation of any Profits From

     Sales  pursuant to sections 8.1.2(a)(i) through (iii))  less than  an  amount equal to its (A) Adjusted Invested Capital,

     (B)  Adjusted  Additional Capital, and (C) Accrued  Priority

     Return, Profits From Sales shall be allocated to the General

     Partner until its Capital Account equals such amount;

                    (vii)     Then, to the extent any Partner has

     a  Capital  Account (after allocation of  any  Profits  From

     Sales  pursuant to sections 8.1.2(a)(i) through  (vi))  that exceeds  its  (A)  Adjusted Invested  Capital,  (B)  Accrued

     Preferred Return, (C) Adjusted Additional Capital,  and  (D)

     Accrued  Priority  Return,  Profits  from  Sales  shall   be

     allocated  to  the  other  Partner  in  the  minimum  amount required  to  bring  the  amount  of  such  excess  in  each

     Partner's  Capital Account in proportion to their Percentage

     Interests as quickly as possible;  and

                    (viii)     All  remaining Profits From  Sales

     shall  be allocated to the Partners in accordance with their

     Percentage Interests.

                    (b)   After  giving  effect  to  the  special

allocations set forth in sections 8.1.3 and 8.1.4, and subject to the  limitation  set forth in section 8.1.3(e), Losses  resulting from  any  disposition  of  Partnership  property  ("Losses  From

Sales")  (including  Losses From Sales from  the  liquidation  of

Partnership  assets  in  connection  with  the  dissolution   and

termination  of  the Partnership) shall be allocated  as  follows

(prior to making distributions pursuant to section 8.4 or 15.2):

                      (i) First, to the extent any Partner has  a

     credit balance in its Capital Account which exceeds its  (A)

     Adjusted Invested Capital, (B) Accrued Preferred Return, (C)

     Adjusted   Additional  Capital,  and  (D)  Accrued  Priority

     Return,  Losses From Sales shall be allocated to  each  such

     Partner,  pro  rata in accordance with the  amount  of  such

     excess,   until  its  Capital  Account  equals  the   amount

     described above;

                      (ii)        Then, to the extent the General

     Partner  has a credit balance in its Capital Account  (after the  allocation of any Losses From Sales pursuant to section

     8.1.2(b)(i))  which  exceeds  its  (A)  Adjusted  Additional

     Capital  and (B) Accrued Priority Return, Losses From  Sales

     shall be allocated to such Partner until its Capital Account equals the amount described above;

                      (iii)       Then, to the extent the Limited

     Partner  has a credit balance in its Capital Account  (after allocation  of  any  Losses From Sales pursuant  to  section

     8.1.2(b)(i)) which exceeds its (A) Accrued Preferred Return,

     (B)  Adjusted  Additional Capital and (C)  Accrued  Priority

     Return, Losses From Sales shall be allocated to such Partner until its Capital Account equals the amount described above;

                      (iv)        Then, to the extent the Limited

     Partner  has a credit balance in its Capital Account  (after allocation  of  any  Losses From Sales pursuant  to  section

     8.1.2(b)(i)  through (iii)) which exceeds its  (A)  Adjusted

     Additional  Capital and (B) Accrued Priority Return,  Losses

     From  Sales  shall  be allocated to such Partner  until  its

     Capital Account equals the amount described above;

                      (v)  Then, to the extent any Partner has  a

     credit  balance in its Capital Account (after allocation  of any  Losses  From  Sales  pursuant to  sections  8.1.2(b)(i)

     through  (iv))  which exceeds its Accrued  Priority  Return,

     Losses  From Sales shall be allocated to each such  Partner,

     pro rata in accordance with the amount of such excess, until its Capital Account equals the amount described above;

                      (vi)        Then, to the extent any Partner

     has   a   credit  balance  in  its  Capital  Account  (after

     allocation  of  any Losses From Sales pursuant  to  sections

     8.1.2(b)(i)  through (v)) which exceeds  zero,  Losses  From

     Sales  shall be allocated to each such Partner, pro rata  in accordance with the amount of such excess, until its Capital

     Account equals zero; and

                      (vii)       The  balance, if  any,  to  the

     Partners in accordance with their Percentage Interests.

               8.1.3  Special Allocations.  The following special

allocations shall be made in the following order:

                    (a)    Minimum  Gain Chargeback.   Except  as

otherwise  provided  in Section 1.704-2(f)  of  the  Regulations,

notwithstanding any other provision of this section 8.1, if there is  a  net  decrease  in  Partnership  Minimum  Gain  during  any

Partnership   fiscal  year,  each  Partner  shall  be   specially

allocated  items  of Partnership income and gain  for  such  year

(and, if necessary, subsequent years) in an amount equal to  such

Partner's share of the net decrease in Partnership Minimum  Gain,

determined  in  accordance with Regulations  Section  1.704-2(g).

Allocations pursuant to the previous sentence shall  be  made  in proportion to the respective amounts required to be allocated  to each  Partner  pursuant thereto.  The items to  be  so  allocated shall be determined in accordance with Sections 1.704-2(f)(6) and

1.704-2(j)(2)  of  the  Regulations.  This  section  8.1.3(a)  is intended  to  comply with the minimum gain chargeback requirement in Section 1.704-2(f) of the Regulations and shall be interpreted consistently therewith.

                    (b)     Partner   Minimum  Gain   Chargeback.

Except  as  otherwise  provided in Section 1.704-2(i)(4)  of  the

Regulations, notwithstanding any other provision of this  section

8.1,  if  there  is  a net decrease in Partner  Nonrecourse  Debt

Minimum  Gain attributable to a Partner Nonrecourse  Debt  during any  Partnership fiscal year, each Partner who has a share of the

Partner  Nonrecourse  Debt  Minimum  Gain  attributable  to  such

Partner  Nonrecourse Debt, determined in accordance with  Section

1.704-2(i)(5)  of  the Regulations, shall be specially  allocated items  of  Partnership income and gain for  such  year  (and,  if necessary, subsequent years) in an amount equal to such Partner's share  of  the  net decrease in Partner Nonrecourse Debt  Minimum

Gain attributable to such Partner Nonrecourse Debt, determined in

accordance  with Regulations Section 1.704-2(i)(4).   Allocations

pursuant to the previous sentence shall be made in proportion  to the  respective amounts required to be allocated to each  Partner

pursuant  thereto.   The  items  to  be  so  allocated  shall  be

determined  in accordance with Sections 1.704-2(i)(4) and  1.704-

2(j)(2) of the Regulations.  This section 8.1.3(b) is intended to comply  with the minimum gain chargeback requirement  in  Section

1.704-2(i)(4)  of  the  Regulations  and  shall  be   interpreted

consistently therewith.                           (c)   Qualified

Income  Offset.  In the event any Limited Partner who  is  not  a

General    Partner   unexpectedly   receives   any   adjustments,

allocations,  or  distributions described in Treasury  Regulation

Section 1.704-1(b)(2)(ii)(d)(4), (5) or (6), items of Partnership income and gain shall be specially allocated to each such Partner in  an  amount and manner sufficient to eliminate, to the  extent required  by  the  Treasury  Regulations,  the  Adjusted  Capital

Account  Deficit of such Limited Partner as quickly as  possible,

provided  that  an  allocation pursuant to this section  8.1.3(c)

shall be made only if and to the extent that such Limited Partner would  have an Adjusted Capital Account Deficit after  all  other

allocations   provided  for  in  this  section  8.1   have   been

tentatively  made as if this section 8.1.3(c)  were  not  in  the

Agreement.

                    (d)    Gross Income Allocation.  In the event

any  Limited Partner who is not a General Partner has  a  deficit

Capital  Account at the end of any Partnership fiscal year  which is in excess of the sum of (i) the amount such Limited Partner is obligated to restore pursuant to any provision of this Agreement,

and  (ii)  the  amount  such Limited  Partner  is  deemed  to  be obligated  to  restore pursuant to the next to last sentences  of

Treasury  Regulation  Sections 1.704-2(g)(1)  and  1.704-2(i)(5),

each  such Limited Partner shall be specially allocated items  of

Partnership  income  and gain in the amount  of  such  excess  as quickly as possible, provided that an allocation pursuant to this section  8.1.3(d) shall be made only if and to  the  extent  that such  Limited  Partner would have a deficit  Capital  Account  in excess  of such sum after all other allocations provided  for  in this  section 8.1 have been made as if section 8.1.3(c) and  this section 8.1.3(d) were not in the Agreement.

                    (e)     Limitation  on  Losses.   The  Losses

allocated pursuant to section 8.1.2 shall not exceed the  maximum amount  of  Losses that can be so allocated without  causing  any

Limited  Partner to have an Adjusted Capital Account  Deficit  at the end of any fiscal year.  In the event some but not all of the

Limited Partners would have Adjusted Capital Account Deficits  as a  consequence  of an allocation of Losses pursuant  to  sections

8.1.1  and  8.1.2,  the  limitation set  forth  in  this  section

8.1.3(e) shall be applied on a Limited Partner by Limited Partner basis  so as to allocate the maximum permissible Losses  to  each

Limited  Partner  under  Section  1.704-1(b)(2)(ii)(d)   of   the

Regulations.  All Losses in excess of the limitation set forth in this section 8.1.3(e) shall be allocated to the General Partner.

                    (f)    Nonrecourse  Deductions.   Nonrecourse

Deductions for any fiscal year or other period shall be specially allocated  to  the  Partners in accordance with their  Percentage

Interests.

                    (g)    Partner  Nonrecourse Deductions.   Any

Partner  Nonrecourse  Deductions for any  fiscal  year  or  other period shall be specially allocated to the Partner who bears  the economic  risk  of  loss with respect to the Partner  Nonrecourse

Debt   to   which   such  Partner  Nonrecourse   Deductions   are

attributable    in    accordance   with    Regulations    Section

1.704-2(i)(1).

               8.1.4  Curative Allocations.  The allocations  set

forth   in   sections  8.1.3(a),  8.1.3(b),  8.1.3(c),  8.1.3(d),

8.1.3(e),   8.1.3(f),  and  8.1.3(g)  hereof   (the   "Regulatory

Allocations") are intended to comply with certain requirements of the  Regulations.  It is the intent of the Partners that, to  the extent  possible,  all  Regulatory Allocations  shall  be  offset

either   with  other  Regulatory  Allocations  or  with   special

allocations of other items of Partnership income, gain,  loss  or

deduction   pursuant   to   this   section   8.1.4.    Therefore,

notwithstanding  any other provision of this section  8.1  (other than  the Regulatory Allocations), the General Partner shall make such  offsetting special allocations of Partnership income, gain,

loss or deduction in whatever manner it determines appropriate so that,  after such offsetting allocations are made, each Partner's

Capital Account balance is, to the extent possible, equal to  the

Capital  Account  balance such Partner  would  have  had  if  the

Regulatory  Allocations were not part of the  Agreement  and  all

Partnership items were allocated pursuant to sections  8.1.1  and

8.1.2.   In  exercising its discretion under this section  8.1.4,

the  General  Partner shall take into account  future  Regulatory

Allocations  under sections 8.1.3(a) and 8.1.3(b) that,  although not  yet  made, are likely to offset other Regulatory Allocations previously made under section 8.1.3(f) and 8.1.3(g).

               8.1.5   704(c)  Allocations.  In  accordance  with

Code  Section  704(c)  and  the Treasury Regulations  thereunder,

income,  gain, loss, and deduction with respect to  any  property contributed to the capital of the Partnership shall,  solely  for tax  purposes,  be allocated among the Partners  so  as  to  take account  of  any  variation between the adjusted  basis  of  such property  to the Partnership for federal income tax purposes  and its  initial  Gross  Asset  Value (computed  in  accordance  with section 7.3 hereof).

          In  the  event the Gross Asset Value of any Partnership

property  is adjusted pursuant to section 7.3 hereof,  subsequent allocations of income, gain, loss, and deduction with respect  to such  asset  shall  take  account of any  variation  between  the adjusted basis of such asset for federal income tax purposes  and its  Gross  Asset Value in the same manner as under Code  Section

704(c) and the Treasury Regulations thereunder.

          Any  elections  or  other decisions  relating  to  such

allocations  shall be made by the General Partner in  any  manner that  reasonably  reflects  the purpose  and  intention  of  this

Agreement.  Allocations pursuant to this section 8.1.5 are solely for  purposes  of federal, state, and local taxes and  shall  not affect,  or  in  any way be taken into account in computing,  any

Partner's  Capital  Account or share of  Profits,  Losses,  other

items  or  distributions  pursuant  to  any  provision  of   this

Agreement.

               8.1.6  Other Allocation Rules.

                    (a)  For purposes of determining the Profits,

Losses,  or  any  other items allocable to any  period,  Profits,

Losses, and any such other items shall be determined on a  daily,

monthly,  or  other basis, as determined by the  General  Partner using  any  permissible method under Code  Section  706  and  the

Regulations thereunder.

                    (b)  The Partners are aware of the income tax

consequences  of  the allocations made by this  section  8.1  and hereby agree to be bound by the provisions of this section 8.1 in reporting their shares of Partnership income and loss for  income tax purposes.

                    (c)   Solely  for purposes of  determining  a

Partner's   proportionate  share  of  the   "excess   nonrecourse

liabilities" of the Partnership within the meaning of Regulations

Section  1.752-3(a)(3),  the Partners' interests  in  Partnership profits shall be in proportion to their Percentage Interests.

                    (d)  To the extent permitted by Section 1.704-

2(h)(3) of the Regulations, the General Partner shall endeavor to treat distributions of Net Proceeds From Continuing Operations or

Net  Proceeds From Sales or Refinancings as having been made from the  proceeds of a Nonrecourse Liability or a Partner Nonrecourse

Debt  only to the extent that such distributions would  cause  or increase  an  Adjusted Capital Account Deficit  for  any  Limited

Partner who is not a General Partner.

                    (e)   Each  Partner acknowledges  and  agrees

that  it  has  relied solely upon the advice  of  its  own  legal counsel and/or accountant in determining the tax consequences  of this  Agreement and the transactions contemplated hereby and  not upon any representations or advice by the other Partners or their agents.

          8.2   Limitation on Losses and Liabilities  of  Limited

Partner.   No Limited Partner shall be liable for or  subject  to

any  obligations, losses, debts or liabilities of the Partnership in  excess of the amount of its Invested Capital.  Any losses  of the  Partnership in an amount exceeding the amount of the capital of  the  Partnership  shall  be borne  by  the  General  Partner.

Notwithstanding  the  above, to the extent  required  by  Section

15666  of  the  Act, a Limited Partner receiving  a  distribution shall be liable to the Partnership to return such distribution to the Partnership.

          8.3   Distribution  of  Net  Proceeds  From  Continuing

Operations.   Net  Proceeds  From  Continuing  Operations,  after

repayment of any advances made to the Partnership by the  Limited

Partner  pursuant  to section 6.1(e) and any loans  made  to  the

Partnership by any of the Partners pursuant to sections  6.2  and

6.6, shall be distributed in the following order of priority:

               (a)   To  the Partners, pro rata in proportion  to

the  amount  distributable pursuant to this  section  8.3(a),  an amount  equal to each Partner's Priority Return, less any amounts previously distributed to such Partner pursuant to section 8.4(a)

and this section 8.3(a) ("Accrued Priority Return");

               (b)   To  the Partners, pro rata in proportion  to

their  Adjusted  Additional Capital, until the  aggregate  amount distributed  to  each  Partner pursuant to  this  section  8.3(b)

equals the amount of such Partner's Adjusted Additional Capital;

               (c)   To  the Limited Partner, an amount equal  to

such  Partner's  Preferred Return, less  any  amounts  previously distributed to such Partner pursuant to section 8.4(c)  and  this section 8.3(c) ("Accrued Preferred Return");

               (d)   To  each  Partner  in  accordance  with  its

Percentage Interest.

          8.4   Distribution  of  Net  Proceeds  From  Sales   or

Refinancings.   Net  Proceeds From Sales or  Refinancings,  after

repayment of any advances made to the Partnership by the  Limited

Partner  pursuant  to section 6.1(e) and any loans  made  to  the

Partnership by any of the Partners pursuant to sections  6.2  and

6.6, shall be distributed in the following order of priority:

               (a)   To  the Partners, pro rata in proportion  to

the  amount distributable pursuant to this section 8.4(a),  until the  amount distributed to each Partner equals the amount of  its

Accrued Priority Return;

               (b)   To  the Partners, pro rata in proportion  to

their  Adjusted  Additional Capital, until the  aggregate  amount distributed  to  each  Partner pursuant to  this  section  8.4(b)

equals the amount of such Partner's Adjusted Additional Capital;

               (c)   To  the  Limited Partner  until  the  amount

distributed  to  the Limited Partner equals  the  amount  of  its

Accrued Preferred Return;

               (d)   To  the Limited Partner until the  aggregate

amount  distributed  to  the Limited  Partner  pursuant  to  this section  8.4(c)  equals  the amount of  such  Partner's  Adjusted

Invested Capital;

               (e)   To  the General Partner until the  aggregate

amount  distributed  to  the General  Partner  pursuant  to  this section  8.4(d)  equals  the amount of  such  Partner's  Adjusted

Invested Capital;

               (f)   To  each  Partner  in  accordance  with  its

Percentage Interest.

                           ARTICLE 9

                   MANAGEMENT OF PARTNERSHIP

          9.1  Management.

               (a)   Subject  to  obtaining the  Consent  of  the

Limited  Partner  with  respect to those  matters  set  forth  in section  9.1(b)  below,  the General  Partner  shall  have  full,

exclusive  and  complete discretion, power and authority  in  the management and control of the business of the Partnership,  shall make all decisions affecting the business of the Partnership, and may do or cause to be done any and all acts it deems necessary or

appropriate  to  accomplish the purposes of the Partnership.   In

addition to the powers now or hereafter granted a general partner of  a  limited  partnership under applicable  law  or  which  are granted to the General Partner under any other provisions of this

Agreement,  and subject to obtaining the Consent of  the  Limited

Partner with respect to those matters set forth in section 9.1(b)

below  and  all other express limitations set forth  herein,  the

General Partner shall have full power and authority on behalf  of the Partnership to:

                    (i)   operate,  maintain,  finance,  improve,

     construct,  own,  grant  options  with  respect  to,   sell,

     exchange, convey, assign, mortgage, and encumber real estate and  personal property, including the Project or any portion thereof;

                    (ii)  negotiate, execute and modify leases of

     real  or personal property owned by the Partnership  in  the name and on behalf of the Partnership;

                    (iii)    execute  any  and  all   agreements,

     contracts,   documents,  certifications,   and   instruments

     necessary  or convenient in connection with the  management,

     maintenance, and operation of the Project;

                    (iv)   borrow  money and issue  evidences  of

     indebtedness  necessary, convenient, or  incidental  to  the accomplishment  of  the purposes of the  Partnership,  incur obligations on behalf of the Partnership in the name and  on the  credit  of  the  Partnership, and secure  the  same  by mortgage, pledge, or other lien on any Partnership property;

                    (v)  execute, in furtherance of any or all of

     the  purposes of the Partnership, any deed, lease, mortgage,

     deed of trust, mortgage note, promissory note, bill of sale,

     contract,  or  other  instrument  purporting  to  convey  or encumber any or all of the Project;

                    (vi)   prepay in whole or in part, refinance,

     recast,   increase,  modify,  or  extend   any   liabilities

     affecting  the  Project and in connection therewith  execute any extensions or renewals of encumbrances on any or all  of the Project;

                    (vii)   care for and distribute funds to  the

     Partners  and  Assignees by way of cash, income,  return  of capital, or otherwise, all in accordance with the provisions of this Agreement, and perform all matters in furtherance of the objectives of the Partnership or this Agreement;

                    (viii)  contract on behalf of the Partnership

     for   the  employment  and  services  of  employees   and/or

     independent  contractors and delegate to  such  persons  the duty  to manage or supervise any of the assets or operations of the Partnership;

                    (ix)   engage  in  any kind of  activity  and

     perform  and  carry  out contracts of  any  kind  (including

     contracts   of  insurance  covering  risks  to   Partnership

     property   and  General  Partner  liability)  necessary   or

     incidental to, or in connection with, the accomplishment  of the  purposes of the Partnership, as may be lawfully carried on  or  performed by a partnership under the  laws  of  each state in which the Partnership is then formed or qualified;

                    (x)    cause  the  Partnership  to  establish

     reasonable reserves and to set aside therein such  funds  as the  General  Partner, in its reasonable  discretion,  shall determine  to be reasonable in connection with the operation of  the business of the Partnership.  Any funds so set aside may be invested and reinvested by the General Partner;

                    (xi)   possess  and exercise  any  additional

     rights and powers of a general partner under the partnership laws  of California (including, without limitation, the Act)

     and   any   other  applicable  laws,  to  the   extent   not

     inconsistent with this Agreement;

                    (xii)   employ  and  engage suitable  agents,

     employees, advisers, consultants and counsel (including  any

     custodian,   investment   adviser,   accountant,   attorney,

     corporate  fiduciary,  bank  or  other  reputable  financial

     institution,   rental  agent,  building  management   agent,

     insurance  broker, real estate broker, or any other  agents,

     employees or persons who may serve in such capacity for  the

     General Partner or any affiliate of the General Partner)  to carry  out  any  activities which  the  General  Partner  is authorized  or required to carry out or conduct  under  this

     Agreement, including, without limitation, a person  who  may

     be   engaged  to  undertake  some  or  all  of  the  general

     management,  property management, financial  accounting  and record keeping, construction supervision and other duties of the General Partner, and to rely on the advice given by such persons,  it  being agreed and understood that  the  General

     Partner  shall not be responsible for any acts or  omissions of  any  such  persons and shall assume  no  obligations  in connection  therewith other than the obligation to  use  due care in the selection and supervision thereof;

                    (xiii)   sell,  exchange or  dispose  of  the

     Project or any portion thereof at the times and on the terms approved by the Partners;

                    (xiv)   enter into an agreement or agreements

     with  real  estate  brokers  or agents,  investment  banking firms, appraisers or others providing for the engagement  of such persons on an exclusive or nonexclusive basis to advise or  represent the Partnership in the valuation, sale,  lease or  other  dealings  with respect to the Project,  it  being understood that the General Partner shall not be responsible for  the  acts and omissions of any such persons  and  shall assume no obligations in connection therewith other than the obligation  to use due care in the selection and supervision thereof;

                    (xv)    execute  or submit to the  applicable

     governmental   authorities  any   and   all   documents   or

     applications  with respect to the obtaining of  governmental

     approvals   and   entitlements  necessary  to   permit   the

     development  of  the  Project, construct  site  improvements necessary  to so develop the Project, and execute and  cause to be filed and recorded subdivision, parcel or similar maps covering or related to the Project;

                    (xvi)   in general, exercise in full all  the

     powers  of  the Partnership and to do any and all  acts  and

     conduct   all  proceedings  and  execute  all   rights   and

     privileges, contracts and agreements of any kind whatsoever,

     although not specifically mentioned in this Agreement,  that the  General Partner in its reasonable discretion  may  deem necessary or appropriate to the conduct of the business  and affairs  of the Partnership or to carry out the purposes  of the Partnership.

The  expression of any power or authority of the General  Partner in this Agreement shall not in any way limit or exclude any other power  or  authority which is not specifically or  expressly  set forth in this Agreement.

               (b)   The  General Partner, without obtaining  the

Consent of the Limited Partner, shall have no authority to:   (i)

do  any  act in contravention of this Agreement; (ii) do any  act which  would make it impossible to carry on the ordinary business

of   the  Partnership;  (iii)  confess  a  judgment  against  the

Partnership  that  would  make it  impossible  to  carry  on  the business  of the Partnership; (iv) possess Partnership  property,

or  assign  the General Partner's rights in specific  Partnership property, for other than a Partnership purpose; (v) terminate the

Partnership;  (vi) amend this Agreement (except  as  provided  in

Article 12 and sections 13.2 and 13.5); (vii) admit a person as a

General or Limited Partner (except as provided in section  13.5);

(viii) sell or encumber the Project or any portion thereof;  (ix)

merge  with or into another entity; (x) change the nature of  the

Partnership's   business;   (xi)   approve   the   final   plans,

specifications  and drawings for the development of  the  Project and  the  construction  of  any improvements,  and  any  material modifications thereof; (xii) enter into any leases  with  respect to  the  Project, or any portion thereof; (xiii)  exceed  in  the aggregate by more than five percent (5%) the line item budget for any costs set forth in the development budget attached hereto  as

Exhibit  C,  except in the event of an emergency;  (xiv)  approve construction contracts for construction of improvements on and/or to  the  Property,  or  any  portion thereof,  and  any  material

modifications  thereof.   The  Limited  Partner  agrees  not   to

unreasonably  withhold its consent to any of the  above-described acts.

               (c)  The Limited Partner shall take no part in the

management  or  control of the Partnership  business,  except  as expressly  provided  for herein.  Thirty (30)  months  after  the first  Project lease commencement date, the Limited Partner  may,

at  any  time, require the General Partner to sell,  exchange  or dispose  of  the  Project  on  terms acceptable  to  the  Limited

Partner.

          9.2   Time  Devoted.   The General  Partner  (i)  shall

devote such time and attention to the Partnership business as  is reasonably  necessary to manage the Partnership and  perform  the

General  Partner's duties, (ii) may from time to time  engage  in any  other business or enterprise for its own account, and  (iii)

may  employ agents to perform any of the functions necessary  for the management and operation of the Partnership.

          In  addition  to  all  duties imposed  on  the  General

Partner  under  the Act, by law and elsewhere in this  Agreement,

the General Partner shall use commercially reasonable efforts  to

(a) coordinate all financing required to develop the Project, (b)

secure   all   necessary  entitlements,  (c)  provide  investment

analysis,   (d)   coordinate   all  design,   architectural   and

engineering  requirements,  (e) coordinate  the  construction  of improvements,  (f)  coordinate all  marketing  and  leasing,  (g)

provide partnership accounting, (h) provide property management.

          9.3   Other Business Ventures.  Any Partner may  engage

in  or  possess an interest in other business ventures  of  every nature  and  description, independently or with  others,  whether such  ventures are competitive with the Partnership or otherwise,

including,  but  not  limited  to,  the  acquisition,  ownership,

financing,    leasing,   operation,   management,    syndication,

brokerage,  sale, construction and development of real  property,

whether  or  not such property is located in the market  area  or

vicinity  of  the  Project.   Neither  the  Partnership  nor  the

Partners shall have any right by virtue of this Agreement  in  or to  such independent ventures or to the income or profits derived

therefrom.   No  Partner  shall  be  obligated  to  present   any

particular investment opportunity to the Partnership or the other

Partners,  even  if  the opportunity is of a character  that,  if presented  to  the  Partnership or the other Partners,  could  be taken by the Partnership or the other Partners, and it shall have the  right to take for its own account or to recommend to  others any investment opportunity.

          9.4   Execution  of  Documents.  Any deed,  conveyance,

deed  of  trust,  lease,  contract,  note,  escrow  instructions,

assignment of deed of trust, reconveyance under a deed of  trust,

bill of sale, document affecting any interest in real property or related  to  any  loans  secured by real property  now  owned  or hereafter acquired by the Partnership, or other similar  document shall  be  executed by the General Partner.  No other  signatures shall be required.

          9.5  Bank Accounts.  All funds of the Partnership shall

be  deposited in bank accounts in the name of the Partnership  at such  bank or banks as may from time to time be selected  by  the

General  Partner.   All  withdrawals from  any  such  account  or

accounts  shall be made only by check or other written instrument

signed   by  the  General  Partner  or  such  person  or  persons

designated by the General Partner.

          9.6   Contracts with Partnership.  Notwithstanding  the

provisions  of  Corporations Code Section 15636 or any  successor thereto,  the  General Partner, or an affiliate  of  the  General

Partner,  may  directly  or  indirectly,  through  one  or   more

corporations,  partners or other forms of entity  in  which  such party  has  an interest, contract on a fair and reasonable  basis with  the  Partnership for any purpose or purposes in furtherance of  the business of the Partnership, provided charges under  such contracts  are based upon prevailing and customary rates  in  the particular industry for services rendered in the general vicinity of  the Project and, provided further, the Consent of the Limited

Partner  is  obtained, which consent shall  not  be  unreasonably withheld.

          9.7   Right  to  Rely  upon the  Authority  of  General

Partner.   No  person  dealing  with  the  Partnership  shall  be

required  to  determine the authority of the General  Partner  to make  any  commitment or undertaking on behalf of the Partnership or  to  determine  any  fact  or circumstance  bearing  upon  the existence  of the authority of the General Partner.  In addition,

no   purchaser  of  any  property  or  interests  owned  by   the

Partnership shall be required to determine the sole and exclusive authority of General Partner to sign and deliver on behalf of the

Partnership  any such instrument of transfer, or to  see  to  the application  or  distribution of revenues  or  proceeds  paid  or credited in connection therewith.

          9.8  [Intentionally Left Blank.]

          9.9  Hold Harmless.

               (a)  The Partnership, its receiver, or its trustee

shall  indemnify,  hold harmless, and pay all  costs,  attorneys'

fees,  judgments, and amounts expended in the settlement  of  any claims  against  the General Partner, or its partners,  officers,

directors,   shareholders,  employees,  agents,  affiliates,   or

assignees, arising from any liability, loss, or damage  for  acts performed  or omitted to be performed by them in connection  with the  Partnership business unless the loss, liability,  or  damage was  caused  by  the  indemnified person's fraud,  bad  faith  or willful misconduct.

               (b)   The  right of indemnification set  forth  in

this section 9.9 shall be in addition to any rights to which  the person  seeking  indemnification may otherwise  be  entitled  and

shall   inure  to  the  benefit  of  the  successors,  assignees,

executors,  or  administrators of any person indemnifiable  under

this  section.   The General Partner, or its partners,  officers,

directors,   shareholders,  employees,  agents,  affiliates,   or

assignees,  shall have the right (and no other person shall  have the  right)  to approve the choice of an attorney (such  approval not  to  be  unreasonably withheld or delayed), on  a  reasonable showing  that the attorney for the Partnership cannot  adequately represent  the choosing party's interest.  The Partnership  shall pay the expenses incurred by any person indemnified hereunder  in defending  a  civil or criminal action, suit,  or  proceeding  on receipt  of  an undertaking by such person indemnified  to  repay such  payment  if there shall be an adjudication or determination that the person is not entitled to indemnification as provided in

this  Agreement.   The  General  Partner  (or  other  indemnified

person)  may  not satisfy any right of indemnity or reimbursement granted in this section or to which it may be otherwise entitled,

except  from the assets of the Partnership, and no Partner  shall be personally liable with respect to any such claim for indemnity or reimbursement.

               (c)   The  General Partner shall not be liable  to

the  Partnership  for  any loss suffered by  the  Partnership  in connection  with the General Partner's activities, provided  that if such loss or liability arises out of any action or inaction of the  General  Partner, the General Partner must  have  determined that  such  course  of conduct was in the best interests  of  the

Partnership, and such course of conduct must not have constituted fraud,  bad  faith or willful misconduct by the General  Partner.

Without limiting the foregoing, the General Partner shall not  be personally liable for the return of the Invested Capital  of  the

Limited Partners, or for the return of any other contribution  to the Partnership by the Limited Partners.



                           ARTICLE 10

                          COMPENSATION

          Except  as  expressly provided in  this  Agreement,  no

salary or other compensation shall be paid to any Partner for its services  to the Partnership unless otherwise determined  by  the

General   Partner.   However,  the  General  Partner   shall   be

reimbursed  for  expenses reasonably incurred on  behalf  of  the

Partnership.

          TBI-Development ("TBI-Development") and Toeniskoetter &

Breeding,   Inc.  Construction  ("TBI-Construction"),  California

corporations,  shall  be  hired by  the  Partnership  to  provide development  and general contracting services for the development of  the  Property  and the construction of improvements  thereon,

including,  without limitation, the development and  construction

of   the  Project.   TBI-Development  shall  be  entitled  to   a

development fee equal to three percent (3%) of the total  project costs (excluding the agreed value of the Property) to be paid  at such  times as are reasonably determined by the General  Partner.

TBI-Construction shall be entitled to a contracting fee equal  to six  percent  (6%) of all construction costs.  Construction  cost shall  include all reimbursable costs (other than the cost  of  a project  manager and secretarial and accounting costs)  described in  Article  8  of AIA Document A111 Standard Form  of  Agreement

Between  Owner  and  Contractor-Cost of  the  Work  Plus  A  Fee.

Notwithstanding the above, the amount of development fee  payable to TBI-Development shall not exceed $133,000.00 and the amount of the construction fee payable to TBI-Construction with respect  to construction  of the building shell shall not exceed $132,300.00.

The  amount of the development fee payable to TBI-Development and the  construction fee payable to TBI-Construction  shall  be  set forth  in  the development budget attached hereto as  Exhibit  C.

The  Company  shall  hire  TBI-Development  to  provide  property management  services with respect to the Project upon  completion of  the Project or any portion thereof.  TBI-Development shall be entitled to a property management fee equal to the prevailing and customary  fee  charged  by  third party  property  managers  for similar services rendered with respect to similar improvements in the general vicinity of the Project.  TBI-Development will not be paid any brokerage commissions on leasing or sale as part of  the development of the Project.  TBI-Development and TBI-Construction

shall   render   such  development,  construction  and   property

management services pursuant to separate agreements entered  into

between   the   applicable  party  and  the  Partnership,   which

agreements shall contain such terms and conditions as  are  usual and customary in the business.  The Limited Partner may cause the

Partnership  to  terminate  the  property  management   agreement

between the Partnership and TBI-Development at any time, with  or without cause, upon thirty (30) days' prior written notice.  TBI-

Development is the general partner of TBI-Santa Clara Street  and its  shareholders are limited partners in TBI-Santa Clara Street.

The shareholders of TBI-Construction are also limited partners in

TBI-Santa Clara Street.



                           ARTICLE 11

     WITHDRAWAL, BANKRUPTCY OR REMOVAL OF  GENERAL PARTNER

          11.1   Effect  on  Partnership.  In the  event  of  the

General  Partner's withdrawal, removal, or Bankruptcy (each  such event  hereinafter  referred to as a  "Terminating  Event"),  the

Partnership  shall terminate and dissolve unless,  within  ninety

(90)  days after the occurrence of the Terminating Event, all  of the  following  shall have first taken place, in which  case  the

Partnership shall continue:

                        (i)   All of the Partners (including  the

     former  General Partner or its successor) shall have elected to continue the business of the Partnership;

                        (ii)  The Partners (including the  former

     General  Partner  or its successor) shall  have  unanimously nominated  a new General Partner, and such person or  entity so  nominated shall have agreed to become a General  Partner of the Partnership; and

                        (iii)   All  documents  shall  have  been

     executed and filed by the newly elected General Partner  and the existing Partners which are necessary to admit the newly elected General Partner.

In  the event a new General Partner is appointed pursuant to  the provisions of this paragraph of section 11.1, (a) the interest of the  former  General  Partner shall be changed  into  that  of  a

Limited  Partner, and it or its successor shall have all  of  the rights and obligations of a Limited Partner under this Agreement,

but  such  interest shall continue to be treated  as  that  of  a

General  Partner  for  purposes of all credits,  allocations  and distributions required or permitted under this Agreement, and (b)

such  new General Partner may be given an interest in the  income and  losses  and the distributions of the Partnership,  in  which

case   each  Partner's  Percentage  Interest  shall  be   reduced

proportionately.

          11.2  Removal of General Partner for Cause.

                11.2.1   Notice of Default.  Except as set  forth

in  this section 11.2, the Limited Partner shall have no power to remove or expel the General Partner.  The General Partner may  be removed from the Partnership only if the General Partner defaults in  the  performance  of  its duties and obligations  as  General

Partner,   provided  that  the General  Partner  (i)  shall  have

received  written  notice of such default, (ii)  shall  not  have commenced  to  cure or remedy such default within ten  (10)  days thereafter, and (iii) shall not have thereafter pursued any  such correction  to  completion  with  diligence  and  continuity  and corrected such default within a reasonable time.

                11.2.2  Notice of Removal.  Upon removal pursuant

to  section 11.2.1, the General Partner shall be notified of  the action.  Notice of removal shall be served on the General Partner either by certified or registered mail, return receipt requested,

or  by personal service and shall set forth the effective date of the removal.

          11.3   Withdrawal  of  General  Partner.   The  General

Partner  shall  not be entitled to withdraw from the  Partnership without the Consent of the Limited Partner.

          11.4  Dissolution of General Partner.  In the event  of

the dissolution of the General Partner, the Partnership shall not be  dissolved and liquidated; but, on the contrary, the  business of  the  Partnership shall be continued and the successor to  the dissolved General Partner shall have all of the rights and  shall assume all the obligations of the dissolved General Partner under this Agreement.

          11.5   Liability of Former General Partner.  A  General

Partner  who  has  ceased to be a general partner  shall  not  be liable for any Partnership obligations incurred after the date of cessation.  The successor General Partner(s), if any, shall  take such  steps  as  may  be  necessary to  amend  the  Partnership's

Certificate  of  Limited  Partnership in  order  to  reflect  the cessation  of such former General Partner's status as  a  general

partner.   The Partnership shall indemnify, defend and hold  such

former  General  Partner (and its partners, officers,  directors,

shareholders,   employees,  agents,  affiliates   or   assignees)

harmless from any liabilities incurred after the date such former

General Partner ceased to be a general partner.



                           ARTICLE 12

          DEATH, BANKRUPTCY, DISSOLUTION OR WITHDRAWAL

                      OF A LIMITED PARTNER

          In the event of a Limited Partner's death, dissolution,

or  adjudication  of incompetency, such Limited  Partner's  legal representative, heir, distributee, beneficiary, trustee or  other successor (collectively, the "Successor") shall have the right to become  a Limited Partner in the Partnership with all the rights,

duties, powers and obligations of a Limited Partner as set  forth in  this  Agreement and under the Act.  The substitution  of  the

Successor  as a Limited Partner shall become effective  when  the

Successor  has accepted, adopted and approved in writing  all  of the  terms and provisions of this Agreement and agreed in writing to  be  bound  thereby  and  the  appropriate  amendment  to  the

Agreement  is executed by the General Partner and the  Successor,

provided  that  such amendment is executed by the  Successor  and returned to the Partnership within thirty (30) days from the date said amendment is mailed to the Successor by the Partnership.  If the Successor refuses to accept, adopt and approve this Agreement and  be bound thereby, or if the amendment is not so executed and returned,  the Successor shall not become a Limited Partner,  but shall become an Assignee who shall be entitled to allocations and distributions  of Partnership property under the  terms  of  this

Agreement attributable to the Partnership interest held  by  such

Assignee  and  to transfer such interest in accordance  with  and subject to the terms of this Agreement, but shall not be entitled

to  vote  or  to  exercise any other rights of  a  Partner.   The

Successor  shall  pay all reasonable expenses in connection  with his admission as a substituted Limited Partner.

          Upon  the  death  or legal incompetency  of  a  Limited

Partner, his or her personal representative shall have all of the rights  of  a  Limited  Partner for the purpose  of  settling  or managing  his  or her estate, and such power as the  decedent  or incompetent possessed to sell or transfer his or her interest  in the  Partnership and to constitute an Assignee as  a  substituted

Limited Partner.

          No  Limited Partner shall be entitled to withdraw  from

the Partnership without the consent of the General Partner.

          In  the  event  of a Limited Partner's Bankruptcy,  the

Limited  Partner's successor shall not become a Limited  Partner,

but  shall become an Assignee as described in the first paragraph of this Article.



                           ARTICLE 13

                 SALE OF A PARTNERSHIP INTEREST

          13.1  Restriction on Transfer by General Partner.   The

General   Partner  shall  not  be  entitled  to  assign,  pledge,

encumber,  sell or otherwise dispose of all or any  part  of  its interest  in  the Partnership without the Consent of the  Limited

Partner;  provided,  however, that should the  General  Partner's interest  in  the Partnership be changed into that of  a  Limited

Partner as provided in section 11.1, it shall have the same right to sell, assign or transfer its interest as a Limited Partner.

          13.2    Sale  of  Partnership  Interest  of  a  Limited

Partner.  A Limited Partner shall not sell, transfer or otherwise dispose  of  all or any part of its Partnership interest  without first  offering the same, upon the same terms and  conditions  as the  contemplated  sale, transfer or other  disposition,  to  the other  Partners.  The other Partners shall have sixty  (60)  days following  the  receipt of notice, in writing, from  the  Limited

Partner desiring to sell, transfer or otherwise dispose of all or any part of its Partnership interest to purchase the interest  of the  selling Partner.  Such notice shall include the name of  the person  or persons to whom the selling Partner intends  to  sell,

transfer  or otherwise dispose of its interest, and the  material

terms  and conditions of such sale, assignment or transfer.   The

other Partners who wish to purchase said interest shall have  the right  to  purchase said interest in proportion to the amount  of

their  Percentage Interests among such Partners.   If  the  other

Partners,  or some of them, do not purchase or otherwise  acquire the  interest  within said sixty (60) days, the  Limited  Partner giving  the notice shall be free thereafter to sell, transfer  or otherwise  dispose of its Partnership interest to the  person  or persons,  and  upon  the terms and conditions  specified  in  its notice to the other Partners; provided, however, that should said sale,  transfer  or  other disposition not  be  completed  within sixty  (60) days from the date the Limited Partner is free to  so sell  or transfer, the Limited Partner must once again offer  the interest  to the remaining Partners pursuant to the terms  hereof before  it is free to sell, transfer or otherwise dispose of  its interest  to  an  outside  party.  The Assignee  of  the  Limited

Partner's  interest  under  this  section  13.2  shall  become  a substituted  Limited  Partner if (i)  he  is  so  designated,  in writing, by the transferor Limited Partner, (ii) such designation is  approved by the General Partner, which approval may be  given

or   withheld   in  the  General  Partner's  sole  and   absolute

discretion,  and  (iii)  the Assignee has accepted,  adopted  and approved  in  writing  all of the terms and  provisions  of  this

Agreement  and agreed in writing to be bound thereby.   Any  such

substitution   shall  become  effective  when   the   appropriate

amendment  to this Agreement is executed by the General  Partner,

the  transferor  Limited  Partner  and  the  substituted  Limited

Partner.  In the absence of the designation and approval required to  make  the Assignee a substituted Limited Partner  or  if  the

Assignee refuses to accept, adopt and approve this Agreement  and

be   bound  thereby,  the  Assignee  shall  be  entitled  to  the allocations and distributions of Partnership property  under  the terms  of this Agreement attributable to the Partnership interest held by such Assignee and to transfer such interest in accordance with and subject to the terms of this Agreement, but shall not be entitled  to vote or to exercise any other rights of  a  Partner.

Whether  or  not  the  Assignee  becomes  a  substituted  Limited

Partner,  the  transferor Limited Partner  shall  pay  all  costs involved  in  the  transfer  of his or  her  interest,  including without limitation, reasonable attorneys' fees and costs involved in  amending this Agreement.  A Limited Partner shall not pledge,

encumber, grant a security interest in, or permit a lien to exist against  all  or  any  part of its interest  in  the  Partnership without the consent of the General Partner.

          13.3  General Restriction on Transfer.  Notwithstanding

the  other  provisions  of  this  Article  13,  unless  otherwise determined  by  the  General Partner in  its  sole  and  absolute discretion, no transfer of any interest in the Partnership  shall be  made if such transfer would cause a "taxable termination"  of the Partnership under Section 708 of the Code.

          13.4   Securities  Law.  All Partners acknowledge  that

the  Partnership  interests have not been  registered  under  the

Securities  Act of 1933, as amended (the "1933 Act") in  reliance on  the  exemption  afforded by Section 4(2)  of  the  1933  Act.

Therefore,   to   preserve  said  exemption  and  notwithstanding

anything  contained herein to the contrary, the  Partners  hereby agree  that  the  interests  of the  Limited  Partners  shall  be nontransferable and nonassignable, except in compliance with  the registration  provisions  of the 1933 Act,  or  an  exemption  or exemptions therefrom, and in compliance with (or exemption  from)

applicable  state  securities  laws  and  rules  and  regulations promulgated  thereunder, and any attempted or purported  transfer or  assignment in violation of the foregoing shall be void and of no effect.  Each Limited Partner represents (a) that he or she is acquiring his or her interest as a Limited Partner for his or her own  account for investment purposes and not with a view  to  the distribution thereof to others, and (b) that he or she either has a pre-existing personal or business relationship with the General

Partner  or  a partner, officer, director, or person  controlling the  General  Partner,  or  by reason of  the  Limited  Partner's business  or  financial experience or the business  or  financial

experience  of  his  or  her  professional  advisors,   who   are

unaffiliated with and who are not compensated by the  Partnership

or   any   affiliate  or  selling  agent  thereof,  directly   or

indirectly,  could be reasonably assumed to have the capacity  to protect  his or her own interests in connection with the  Limited

Partner's transactions relating to the Partnership.  Accordingly,

as  an  additional condition precedent to any assignment or other transfer of any interest in the Partnership, the General  Partner may,  in  its  sole  discretion, require an  opinion  of  counsel satisfactory  to  the  General Partner that  such  assignment  or transfer  will  be  made  in  compliance  with  the  registration provisions  of the 1933 Act or exemption(s) therefrom, applicable state  securities  laws  and  rules and  regulations  promulgated thereunder,  and such transferor or assignor shall be responsible for paying said counsel's fee for the opinion.

          13.5   Admission of Additional Limited  Partners.   The

General  Partner, in its discretion, may admit other  persons  or entities to the Partnership as additional Limited Partners on the following terms and conditions:

                (a)    The  General Partner shall have determined

     that  funds  in  addition to the Partnership's  capital  and revenues  from  operations are required for any  Partnership purposes,  including the development and  operation  of  the

     Project, the additional capital call procedure set forth  in section  6.2  shall have been followed, and the  Partnership shall  have failed to obtain the required funds pursuant  to that procedure;

                (b)    Any  Limited Partner subsequently admitted

     to  the Partnership by the General Partner pursuant to  this section 13.5 shall make such contribution to the capital  of the  Partnership and receive an interest in the  Partnership

     (including  priorities  and  preferences  with  respect   to

     distributions  and allocations which may be  more  favorable than  and  senior  to  the interests held  by  the  existing

     Limited  Partners)  as is approved by the  General  Partner;

     provided,  however, (i) such contributions shall be  in  the form of cash only and not property or services, and (ii) the existing  Limited Partners shall have the right  for  thirty

     (30)  days  after  receipt of notification  by  the  General

     Partner, to purchase such Limited Partner interests  on  the same  terms  and  conditions such interests are  then  being

     offered  by  the  General  Partner.   The  existing  Limited

     Partners who wish to purchase such interests shall have  the right to purchase such interests in proportion to the amount of  their Percentage Interests among the Limited Partners so desiring to purchase.  If the existing Limited Partners,  or some  of  them, do not elect to purchase all of the interest or interests being offered to the additional Limited Partner or  Partners (and contribute all of the capital with respect thereto)  within said thirty (30) days, the General  Partner shall  be  free thereafter to sell the interest or interests not  purchased by the existing Limited Partners and to admit such additional Limited Partner or Partners on the terms and conditions  specified in its notice to the existing  Limited

     Partners;

                (c)    By  executing this Agreement, each Partner

     hereby  consents  to the admission of an additional  Limited

     Partner or Partners pursuant to this section 13.5;

                (d)     The  General  Partner  shall  amend  this

     Agreement to reflect the admission of an additional  Limited

     Partner or Partners pursuant to this section 13.5, and  such amendment  shall  not require the vote or  approval  of  the

     Limited Partners;

                (e)    The  admission  of a new  Limited  Partner

     shall be effective on the execution of an amendment to  this

     Agreement  by  the General Partner and any  Limited  Partner

     admitted pursuant to this section 13.5; and

                (f)    The  admission  of an  additional  Limited

     Partner or Partners pursuant to this section 13.5 shall  not cause a dissolution of the Partnership.



                           ARTICLE 14

                      POWERS AND APPROVAL

                 RIGHTS OF THE LIMITED PARTNERS

          14.1   No  Management  and Control.   Limited  Partners

shall  take no part in the control, conduct or operation  of  the

Partnership  and,  except  as  otherwise  provided  for  in  this

Agreement,  shall have no right or authority to act for  or  bind the  Partnership  at any time, including during  the  winding  up period following dissolution of the Partnership.

          14.2  Voting.  Except as otherwise provided for in this

Agreement, Limited Partners shall have the right to vote only  on

the  following  matters:   (a) continuation  of  the  Partnership

pursuant  to  section  11.1; (b) removal of the  General  Partner pursuant to section 11.2; (c) those matters specified in  section

9.1(b),  and  (d) such other matters as the General  Partner  may from  time  to  time elect to submit to the vote of  the  Limited

Partners,  provided,  that  the  General  Partner  shall  not  be obligated  to  submit  any  matter to the  vote  of  the  Limited

Partners except as otherwise provided in this Agreement.

          The Limited Partners shall not be entitled for vote  on

the  approval or disapproval of any of the matters set  forth  in

Section  15632(b)(5) of the California Corporations  Code  unless such right is expressly provided for in this Agreement.



                           ARTICLE 15

         DISSOLUTION AND TERMINATION OF THE PARTNERSHIP

          15.1   Dissolution.  The Partnership shall be dissolved

upon the occurrence of the earliest of the following:

                (a)    At  any  time by election of  the  General

     Partner upon obtaining the Consent of the Limited Partner;

                (b)   Pursuant to the provisions of section 11.1;

                (c)    Upon the sale of all or substantially  all

     Partnership assets;

                (d)    Expiration of the term of the  Partnership

     as provided in Article 4; or

                (e)   Upon issuance of a decree of dissolution by

     a court of competent jurisdiction.

          15.2    Liquidation  and  Distribution.      Upon   the

occurrence of a dissolving event specified in section  15.1,  the

General  Partner,  or,  if the General Partner  is  unwilling  or unable to act, such person (hereafter, "Liquidating Trustee")  as may  be  elected  by  the Consent of the Limited  Partner,  shall immediately proceed to terminate the business of the Partnership,

liquidate  the  assets  of the Partnership,  and  distribute  the proceeds therefrom.  The General Partner, or Liquidating Trustee,

shall  sell the property of the Partnership at such price and  on such  terms,  including  deferred consideration,  as  it  in  the exercise  of  its best business judgment under the  circumstances

deems  in  the best interests of all the Partners.   The  General

Partner, or Liquidating Trustee, shall have the right to transfer

Partnership  property without sale to a Partnership  creditor  in exchange  for  liquidation of a Partnership debt.  The  remaining

Partnership  cash and the proceeds from the sales of  its  assets shall  be distributed in accordance with the following priorities and in the following order:

                      (i)   Payment  of  Partnership   debts   to

          creditors  of  the Partnership, including Partners  who

          are  creditors, to the extent permitted by law, in  the

          order of priority provided by law;

                      (ii)Payment   of   all  other   debts   due

          Partners; and

                      (iii)   The  balance,  if  any,  shall   be

          distributed to the Partners in  accordance  with  their

          respective  positive  Capital Account  balances,  after

          giving  effect to all contributions, distributions  and

          allocations   for   all  periods   (including   without

          limitation  adjustments to reflect  the  allocation  of

          gain or loss from the liquidation of Partnership assets

          and  all  other  Capital Account  adjustments  for  the

          Partnership's   taxable   year   during   which    such

          liquidation occurs).

     Distributions  pursuant  to  this  section  15.2(b)  may  be distributed  to  a  trust  established for  the  benefit  of  the

Partners  for  the  purposes of liquidating  Partnership  assets,

collecting  amounts  owed  to  the Partnership,  and  paying  any contingent or unforeseen liabilities of the Partnership or of the

Partners  arising  out of or in connection with the  Partnership.

The assets of any such trust shall be distributed to the Partners from  time  to time, in the reasonable discretion of the  General

Partner  or Liquidating Trustee, in the same proportions  as  the amount  distributed  to  such  trust  by  the  Partnership  would otherwise have been distributed to the Partners pursuant to  this

Agreement.

          15.3   Gains or Losses in Process of Liquidation.   Any

gain  or  loss  on disposition of Partnership properties  in  the process  of  liquidation  shall be credited  or  charged  to  the

Partners in the same proportion as their interests in Profits  or

Losses as specified in Article 8.

          15.4   Capital Account Restoration Obligation.  In  the

event  the  Partnership  is  "liquidated"  with  the  meaning  of

Regulations   Section  1.704-1(b)(2)(ii)(g),  if  any   Partner's

Capital Account has a deficit balance (after giving effect to all contributions,  distributions, and  allocations  for  all  fiscal years  or  other periods, including the fiscal year during  which such  liquidation occurs), such Partner shall contribute  to  the capital  of the Partnership the amount necessary to restore  such deficit  balance  to zero in compliance with Regulations  Section

1.704-(1)(2)(ii)(b)(3); provided, however, that a Limited Partner shall not be obligated to contribute with respect to such deficit

Capital  Account balance any amount in excess of (a) such Limited

Partner's share of any capital contributions required pursuant to section  6.1(e)  or  additional  capital  contributions  required pursuant  to  section 6.2, less (b) the amount of  the  aggregate contributions,  if  any, such Limited Partner  has  made  to  the

Partnership pursuant to section 6.1(e) or 6.2, as applicable.

          15.5   Certificate of Dissolution.  The General Partner

or Liquidating Trustee shall cause to be filed with the Secretary of  State,  in  accordance with the requirements of  the  Act,  a

Certificate  of  Dissolution  and, upon  the  completion  of  the winding  up  of the affairs of the Partnership, a Certificate  of

Cancellation of the Certificate of Limited Partnership.

          15.6   Waiver.  Each Partner agrees that it  shall  not

cause  a  partition of any of the Partnership's property, whether by  court  action  or otherwise; it being agreed  that  any  such action would cause a substantial hardship to the Partnership  and would be in breach and contravention of this Agreement.



                           ARTICLE 16

                         MISCELLANEOUS

          16.1  Notices.  Any and all notices between the parties

hereto  provided  for or permitted by this Agreement  or  by  law shall  be  in  writing  and  shall be  deemed  duly  served  when personally  delivered to a Partner, or, in lieu of such  personal service, within forty-eight (48) hours following deposit  in  the

United States mail, certified, postage prepaid, addressed to such

Partner  at  his address as listed on Exhibit A, or at  the  most recent  address,  specified  by  written  notice,  given  to  the

Partnership;  provided, however, any notice given  to  a  General

Partner pursuant to section 11.2 shall be deemed duly served only

upon  receipt.   Notices to the Partnership  shall  be  similarly

given, addressed to it at its principal place of business.

          16.2   Amendments.  This Agreement may  be  amended  by

agreement  of  the  General Partner and Limited Partners  holding more than fifty percent (50%) of the Percentage Interest held  by all  Limited  Partners; provided, however, except as provided  in section  13.5, any amendment to this Agreement which changes  the contributions required of a Partner, or his rights and  interests in  the profits, losses or deductions of the Partnership, or  his voting  rights or rights upon dissolution, shall become effective as  to  that  Partner  only  upon his  written  consent  to  such amendment.  This Agreement may be amended or modified in whole or in  part,  but  any  such  amendment  or  modification  shall  be evidenced  by a writing signed by all of the Partners (except  as provided  in  Article 12 or section 13.2 or 13.5).  Each  Partner covenants  that he shall sign promptly upon request any  and  all amendments  to  this Agreement properly adopted pursuant  to  the terms of this Agreement.

          16.3   Entire  Agreement.  This Agreement contains  the

sole  and  only agreement of the parties hereto relating  to  the

Partnership  and  correctly sets forth  the  rights,  duties  and

obligations  of  each  to the other as of its  date.   Any  prior

agreements,   promises,  negotiations  or   representations   not

expressly set forth in this Agreement are of no force and effect.

          16.4   Construction.  This Agreement shall be construed

in  accordance  with and governed by the laws  of  the  State  of

California.

          16.5   Counterpart  Execution.  This Agreement  may  be

executed in any number of counterparts, each of which shall be an original, but all of which shall constitute one (1) instrument.

          16.6  Severability.  If any provision of this Agreement

is   unenforceable  under  applicable  law,  the  same  shall  be severable  from the remainder of this Agreement and the remainder of  the  Agreement  shall be enforceable to  the  fullest  extent permitted by law.

          16.7   Captions - Pronouns.  The captions contained  in

this  Agreement are for the convenience of the parties and  shall not  be deemed or constructed as in any way limiting or extending the  language of the provisions to which said caption may  refer.

Where  the  context so indicates, all pronouns and any variations thereof  shall  be  deemed to refer to the  masculine,  feminine,

neuter,  singular or plural, as the identification of the person,

firm  or  corporation  may require, and the present  tense  shall include the future and the future tense, the present.

          16.8   Binding Effect.  This Agreement shall be binding

upon  and shall inure to the benefit of the parties, their heirs,

personal representatives, executors, administrators and assigns.

          16.9   Attorneys'  Fees.   Should  any  litigation   or

arbitration  be  commenced between the parties hereto,  or  their

personal  representatives,  concerning  any  provision  of   this

Agreement  or  the  rights and duties of any person  in  relation thereto,  the  party or parties prevailing in such litigation  or arbitration  shall be entitled, in addition to such other  relief as  may  be granted, to a reasonable sum as and for their or  his attorneys' fees and costs in such litigation or arbitration which shall  be  determined by the court in such litigation or  by  the arbitrators  in such arbitration or in a separate action  brought for that purpose.

          16.10  Written  Consent.  Any action  permitted  to  be

taken  by  the  Partners,  the General  Partner  or  the  Limited

Partners  at a meeting may be taken at any time upon the  written consent of such Partners holding at least the minimum interest in the Partnership that would be necessary to authorize or take that action  at  a  meeting.  Notwithstanding California  Corporations

Code  section  15637(h),  any  such written  consent  of  Limited

Partners shall be effective immediately upon the required minimum number of Limited Partners having signed the consent.

          16.11  Covenant  of  Capacity To  Sign.   All  Partners

covenant  that they possess all necessary capacity and  authority to  sign  and enter into this Agreement.  All individuals signing this Agreement for a Partner who is a corporation, a partnership,

or other legal entity, or signing under a power of attorney or as a trustee, guardian, conservator, or in any other legal capacity,

covenant  that they have the necessary capacity and authority  to act  for,  sign, and bind the respective entity or  principal  on whose behalf they are signing.

          16.12 No Third Party Beneficiary.  Any agreement to pay

any  amount  and  any assumption of liability  herein  contained,

express or implied, shall be only for the benefit of the Partners and  their  respective heirs, successors and  assigns,  and  such agreements and assumptions shall not inure to the benefit of  the obligees  of  any  indebtedness or any other  party,  whomsoever,

deemed  to  be  a third-party beneficiary of this Agreement.   In

this  regard,  it is hereby expressly agreed and understood  that any  right  of  the Partnership or the Partners  to  require  any

additional  capital  contributions  under  the  terms   of   this

Agreement  shall  not be construed as conferring  any  rights  or benefits to or upon any party not a party to this Agreement.

          16.13 Dispute Resolution.

                (a)   Negotiation.  The parties shall attempt  in

good  faith to resolve any dispute arising out of or relating  to this  Agreement  promptly by negotiations between principals  who have the authority to settle the controversy.  Any party may give the  other parties written notice of any dispute not resolved  in the normal course of business.  Within 10 days after delivery  of said  notice, principals of all parties shall meet at a  mutually acceptable  time  and  place, and thereafter  as  often  as  they reasonably  deem necessary, to exchange relevant information  and to  attempt to resolve the dispute.  If the matter has  not  been resolved with 30 days of the disputing party's notice, or if  the parties  fail  to  meet within 10 days, any  party  may  initiate mediation of the controversy or claim as provided hereinafter  in subsection (b) below.

                     If a negotiator intends to be accompanied at

a  meeting by an attorney, the other negotiator(s) shall be given at  least  three working days' notice of such intention  and  may also be accompanied by an attorney.  All negotiations pursuant to this  clause  and subsection (b) are confidential  and  shall  be treated as compromise and settlement negotiations for purposes of

Federal and State Rules of Evidence.

                (b)    Mediation.  The parties shall  attempt  in

good faith to resolve by mediation any dispute arising out of  or relating  to this Agreement.  Any party may initiate a  mediation proceeding  by  a  request  in  writing  to  the  other  parties.

Thereupon,  all  parties  will  be  obligated  to  engage  in   a

mediation.   Unless  otherwise agreed,  the  proceeding  will  be

conducted   in   accordance  with  the  then  current   Mediation

Procedures  of  the  American  Arbitration  Association  ("AAA").

Provided further,

                      (i)  if  the parties have not agreed within

     10  days of the request for mediation on the selection of  a mediator  willing to serve, AAA shall be asked to  select  a mediator; and

                      (ii)  efforts  to  reach  a  settlement  will

     continue  until the conclusion of the proceeding,  which  is deemed  to occur when: (A) a written settlement is  reached,

     or  (B)  the  mediator concludes and informs the parties  in writing that further efforts would not be useful, or (C) the parties  agree in writing that an impasse has been  reached.

     No   party  may  withdraw  before  the  conclusion  of   the

     proceeding.

          The  parties regard the aforesaid obligation to mediate

an  essential provision of this Agreement and one that is legally binding on them.

                (c)   Arbitration.

                      (i)  Any dispute arising out of or relating

     to  this  Agreement or the breach, termination  or  validity thereof, which has not been resolved by non-binding means as provided  in sections 16.13(a) and 16.13(b) above within  60 days  of the initiation of such procedures, shall be finally settled by arbitration conducted expeditiously in accordance

     with   the   American  Arbitration  Association   Commercial

     Arbitration  Rules by independent and impartial arbitrators,

     of whom the initiating shall appoint one, the other party to the  dispute  shall  appoint one  and  the  third  shall  be appointed by the other two; provided, however, that  if  one party  has  requested the others to participate  in  a  non-

     binding  procedure  and  any  other  party  has  failed   to

     participate,  the requesting party may initiate  arbitration

     before  expiration  of  the above period.   The  arbitration

     shall  be  governed by California Code of  Civil  Procedure,

     Part  III,  Title  9, commencing at 1280 et.  seq.,  or  any successor act, and judgment upon the award rendered  by  the

     Arbitrators  may be entered by any court having jurisdiction

     thereof.   The  place  of arbitration  shall  be  San  Jose,

     California.   The  Arbitrators are not authorized  to  award

     damages  in  excess of compensatory damages and  each  party irrevocably  waives  any damages in excess  of  compensatory damages.

                      (ii)  Each Arbitrator shall have at  least  5

     years experience in partnership and commercial real property matters in the Santa Clara County area.

                (d)   Additional Provisions.

                      (i)  Discovery shall be as provided in  the

     California Arbitration law at Title 9, Chapter 3 of the Code

     of Civil Procedure.

                      (ii)  The  Arbitrators shall apply applicable

     law and state the reasoning upon which their order is based.

                      (iii)  The  procedures  specified  in  this

     section 16.13 shall be the sole and exclusive procedures for the  resolution of disputes between the parties arising  out of or relating to this Agreement; provided, however, that  a party may seek a preliminary injunction or other provisional judicial  relief if in its judgment such action is necessary to  avoid irreparable damage or to preserve the status  quo.

     Despite   such   action,  the  parties  will   continue   to

     participate  in  good faith in the procedures  specified  in this section.

                         (iv)     All   applicable   statues   of

     limitation and defenses based upon the passage of time shall be tolled while the procedures specified in this section are pending.

     The  parties  will  take such action, if  any,  required  to effectuate such tolling.

          16.14  Conditional  Use Permit Requirements.   Attached

hereto  as Exhibit D is the Resolution of the Planning Commission

of  the  City  of  San  Jose granting a  Conditional  Use  Permit

("Permit") for the building of the Project and the development of

the  Property.   Limited Partner agrees that it shall  be  solely

responsible  for providing the fifty-three (53) off-site  parking spaces required by the Permit. Use of such parking spaces by  the

Partnership  or its tenants shall be at prevailing market  rates.

The  Partnership shall not be required to use any specific number of parking spaces.

     IN  WITNESS  WHEREOF, the Partners have signed this  Limited

Partnership  Agreement effective as of the  day  and  year  first above written.


GENERAL PARTNER                          LIMITED PARTNER

TBI-444 West Santa Clara Street, a       SJW Land Company, a
California Limited Partnership           California corporation


By  Toeniskoetter & Breeding, Inc.       By s/s W. Richard Roth
    Corporation, General Partner         Vice-President

    By /s/ Charles J. Toeniskoetter      By  /s/ Robert A. Loehr
    Executive Vice-President             Secretary

   By  /s/ Dan Breeding
   Secretary