Form 10-K
period 1999-12-31
SJW CORP
filed 2000-03-29
CIK 766829

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to _________

                          Commission file number 1-8966

                                    SJW CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                 77-0066628
             --------------                             --------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

 374 West Santa Clara Street, San Jose, California           95196
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code         408-279-7800

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b)
                                   OF THE ACT:
      Title of each class              Name of each exchange on which registered
 Common Stock, Par Value $3.125                  American Stock Exchange

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(g)
                                   OF THE ACT:
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant - $337,440,352 on March 15, 2000.

        Shares of common stock outstanding on March 15, 2000 - 3,045,147.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Definitive Proxy Statement relating to the Registrant's 2000 Annual Meeting (filed on March 16, 2000), incorporated into Part III hereof.

                                  EXHIBIT INDEX

        The Exhibit Index to this Form 10-K is located in Part IV, Item 14 of this document.

                                TABLE OF CONTENTS


PART I                                                                   Page
     Item 1.  Business

          a.  General Development of Business Regulation and Rates        3

          b.  Financial Information about Industry Segments               5

          c.  Narrative Description of Business                           6
               General                                                    6
               Water Supply                                               7
               Franchises                                                 7
               Seasonal Factors                                           7
               Competition and Condemnation                               7
               Environmental Matters                                      8
               Employees                                                  8
               Executive Officers of the Registrant                       8

          d.  Financial Information about Foreign and Domestic
               Operations and Export Sales                               10

     Item 2.  Properties                                                 10

     Item 3.  Legal Proceedings                                          11

     Item 4.  Submission of Matters to a Vote of Security Holders        11

PART II

     Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters                                       11

          a.  Market Information                                         11

          b.  Holders                                                    12

          c.  Dividends                                                  12

     Item 6.  Selected Financial Data                                    13

     Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       14

     Item 7a. Quantitative and Qualitative Disclosures About Market Risk 20

     Item 8.  Financial Statements and Supplementary Data                20

     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                    36
PART III

    Item 10.  Directors and Executive Officers of the Registrant         36

    Item 11.  Executive Compensation                                     36

    Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                            36

    Item 13.  Certain Relationship on Related Transactions               36

PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form  8-K                                              36

Exhibit Index                                                            38

Signatures                                                               41

PART I

Item 1.  Business.

(a)     General Development of Business.

SJW Corp. was incorporated in California on February 8, 1985. SJW Corp. is a holding company with two wholly owned subsidiaries, San Jose Water Company and SJW Land Company.

San Jose Water Company, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was reorganized under the laws of the State of California in 1931, succeeding a business founded in 1866. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 979,000 people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com.

SJW Land Company was incorporated in October, 1985. SJW Land Company owns and operates parking facilities adjacent to the company's headquarters and the San Jose Arena. SJW Land Company also owns a commercial building in San Jose and 70% limited partnership interest in 444 West Santa Clara Street, L.P.

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

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At December 31, 1999 the balancing account had a net over-collected balance to be refunded of $51,000.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements relating to future events and financial performance of the company. Such forward looking statements are identified by words including "expect", "estimate", "anticipate" and similar expressions. The company's actual results could differ materially from those discussed in such forward looking statements. Important factors that could cause or contribute to such differences include the following:

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

        SJW Land Company's expenses and operating results could be adversely affected by the fluctuations in the parking lot activities, the San Jose Arena events and the development and sale of the undeveloped parcels of land.

        See also the heading "Factors That May Adversely Affect Future Operation Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The company undertakes no obligation to update the information including the forward-looking statements, contained in this report.

(b)     Financial Information about Industry Segments.

San Jose Water Company generated 99% of SJW Corp.'s consolidated revenue for the years ended December 31, 1999, 1998 and 1997. There were no significant changes in 1999 in the type of products produced or services rendered by San Jose Water Company, or in its markets or methods of distribution.

SJW Land Company contributed 1% to SJW Corp.'s consolidated revenue in 1999, 1998 and 1997. In 1999 and 1998, SJW Land Company sold non-utility properties and contributed a higher net income percentage to SJW Corp.'s consolidated income for those respective years.

Dividend income from California Water Service Group generated 7% of consolidated income for the years 1999, 1998 and 1997.

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

The Merger

On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, a wholly owned subsidiary of American Water will merge with and into SJW Corp. American Water is the largest investor-owned and most geographically diverse water utility business in the United States. American Water provides water utility services to over 900 communities with a total population of approximately 10 million in 23 states.


Under the terms of the Merger Agreement, each share of the company's common stock issued and outstanding on the closing date would be converted into the right to receive $128 per share in cash. SJW Corp. expects that the transaction will be completed in 8-12 months, following all required regulatory approvals, termination of the waiting period under federal antitrust laws and the approval of the Merger Agreement by SJW Corp.'s shareholders. Shareholders of SJW Corp. will be asked to approve the Merger Agreement at the Annual Meeting of the Shareholders to be held on April 20, 2000.


The receipt of the proposed merger consideration will be treated as a taxable transaction under the applicable provision of the Internal Revenue Code and may also be taxable under applicable state, local, foreign and other tax laws. The transaction will be accounted for under the purchase accounting method.

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

Groundwater levels in 1999 remained at a high level reflecting the impact of the last rainfall season. SCVWD's reservoir storage of approximately 125,399 acre feet (74% of capacity) was reported on February 22, 2000.

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


(1)     (xiii) Employees.

As of December 31, 1999, San Jose Water Company had 285 employees, of whom 59 were executive, administrative or supervisory personnel, and of whom 226 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees and the International Union of Operating Engineers, representing certain employees in the engineering department covering the years 1999 and 2000. Both groups are affiliated with the AFL-CIO.


Executive Officers of the Registrant.


Name               Age                Offices and Experience
J.W. Weinhardt     69                 SJW Corp. - Chairman of the Board.

                                      Prior to becoming Chairman in October 1996 he was President; Director and Member of the Executive Committee of the Board of Directors since 1985. He also served as Chief Executive Officer until October
                                      1999.

                                      San Jose Water Company - Chairman of the
                                      Board.

                                      Prior to his election to Chairman of the Board in October 1994, he was President.
                                      He also served as Chief Executive Officer until October 1996; Director and Member of the Executive Committee of the Board of Directors since 1974.

                                      Mr. Weinhardt has been with San Jose Water
                                      Company since 1963.

W.R. Roth          47                 SJW Corp. - President and Chief Executive
                                      Officer of the Corporation since October
                                      1999. Prior to that he was President from
                                      October 1996 to October 1999, Vice
                                      President from April 1992 until October
                                      1996 and Chief Financial Officer and
                                      Treasurer from January 1990 until October
                                      1996.

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

R.J. Balocco       50                 San Jose Water Company - Vice President -
                                      Corporate Communications since October
                                      1995. He was Vice President,
                                      Administration from April 1992 until
                                      October 1995. Mr. Balocco has been with
                                      San Jose Water Company since 1982.

G.J. Belhumeur     54                 San Jose Water Company - Vice President -
                                      Operations since April 1996. Prior to
                                      April 1996 he was Operations & Maintenance
                                      Manager. Mr. Belhumeur has been with San
                                      Jose Water Company since 1970.

D. Drysdale        44                 San Jose Water Company - Vice President -
                                      Information System since January 1999.
                                      Prior to that, he was Director of
                                      Information System from March 1998 to
                                      January 1999. Prior to March 1998, he was
                                      Data Processing Manager since 1994. Mr.
                                      Drysdale joined San Jose Water Company in
                                      1992.

J. Johansson       54                 San Jose Water Company - Vice President -
                                      Human Resources since January 1999. Prior
                                      to that, he was Director of Human
                                      Resources from March 1998 to January 1999.
                                      Prior to March 1998, he was Personnel
                                      Manager. Mr. Johansson has been with San
                                      Jose Water Company since 1976.

R.J. Pardini       54                 San Jose Water Company - Vice President -
                                      Chief Engineer since April 1996. Prior to
                                      April 1996 he was Chief Engineer. Mr.
                                      Pardini has been with San Jose Water
                                      Company since 1987.

A. Yip             46                 SJW Corp., Chief Financial Officer and
                                      Treasurer since October 1996.

                                      San Jose Water Company - Vice President -
                                      Finance since January 1999, Chief
                                      Financial Officer and Treasurer since
                                      October 1994. She was Regulatory Affairs
                                      Manager from July 1993 until October 1994.
                                      Ms. Yip has been with the San Jose Water
                                      Company since 1986.

R.S. Yoo           49                 San Jose Water Company - Vice President -
                                      Water Quality since April 1996. Prior to
                                      April 1996 he was Water Quality Manager.
                                      He has been with San Jose Water Company
                                      since 1985.

R.A. Loehr         53                 SJW Corp. and San Jose Water Company,
                                      Secretary since March 1, 1998. Mr. Loehr
                                      also serves as an attorney and has been
                                      with San Jose Water Company since 1987.

A.J. Elliott       36                 San Jose Water Company, Controller since
                                      January 1995. Ms. Elliott has been with
                                      San Jose Water Company since 1990.


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

Item 2. Properties.

The properties of San Jose Water Company consist of a unified system of water production, storage, purification and distribution located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 240 million gallons and all water facilities, equipment and other property necessary to supply its customers.

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary proper practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 264 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 1999, a maximum and average of 207 million gallons and 136 million gallons of water per day, respectively, were delivered to the system.

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

In July 1998, Maxxum Management Company, successor to Valley Title Company, filed a new lawsuit against San Jose Water Company. The litigation was based upon the same facts as the first lawsuit but alleges a cause of action in inverse condemnation. San Jose Water Company has recently succeeded in having the case dismissed by the Court of Appeal and the case is concluded. San Jose Water Company believes the matter has come to a successful closure.


Item 4. Submission of Matters to a Vote of Security Holders.

  None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)     Market Information.

(1)     (i) Exchange

SJW Corp.'s common stock is traded on the American Stock Exchange under the symbol SJW.

(1)     (ii) High and Low Sales Prices

The information required by this item as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 1999 and 1998 fiscal years is contained in the section captioned "Market price range of stock" in the tables set forth in Note 11 of "Notes to Consolidated Financial Statements" in Part II,
Item 8.

(b)     Holders.

There were 993 record holders of SJW Corp.'s common stock on December 31, 1999.

(c)     Dividends.

Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 225 consecutive quarters and the quarterly rate has been increased during each of the last 32 years. The information required by this item as to the cash dividends paid on common stock in 1999 and 1998 is contained in the section captioned "Dividends per share" in the tables set forth in Note 11 of "Notes to consolidated Financial Statements" in Part II, Item 8.

Item 6.  Selected Financial Data.
FIVE YEAR STATISTICAL REVIEW
SJW CORP. AND SUBSIDIARIES


                                                1999          1998          1997          1996           1995
                                              --------      --------      --------      --------       --------
CONSOLIDATED RESULTS
OF OPERATIONS (in thousands)

Operating revenue                             $117,001       106,010       110,084       102,593         97,385
Operating expense:
  Operation                                     67,676        57,454        61,382        57,231         57,339
  Maintenance                                    6,638         6,909         7,087         6,851          6,342
  Taxes                                         12,713        13,206        13,454        12,234         10,764
  Depreciation and
    amortization                                10,235         9,594         8,847         8,671          7,626
---------------------------------------------------------------------------------------------------------------

Total operating expense                         97,262        87,163        90,770        84,987         82,071
---------------------------------------------------------------------------------------------------------------

Operating income                                19,739        18,847        19,314        17,606         15,314
Interest expense, other
  income and deductions                          3,855         2,829         4,098          (954)         3,779
---------------------------------------------------------------------------------------------------------------

Net income                                      15,884        16,018        15,216        18,560         11,535
Dividends paid                                   7,379         7,419         7,228         7,163          7,022
---------------------------------------------------------------------------------------------------------------

Invested in the business                      $  8,505         8,599         7,988        11,397          4,513
---------------------------------------------------------------------------------------------------------------

CONSOLIDATED PER SHARE DATA

Net income                                    $   5.20          5.05          4.80          5.75           3.55
Dividends paid                                $   2.40          2.34          2.28          2.22           2.16
Shareholders' equity
  at year-end                                 $  47.25         45.19         42.13         37.86          33.49


CONSOLIDATED BALANCE SHEET(in thousands)

Utility plant                                 $432,262       403,227       371,200       342,368        324,098
Less accumulated
  depreciation and
  amortization                                 129,828       122,809       114,851       107,584        100,000
---------------------------------------------------------------------------------------------------------------

Net utility plant                              302,434       280,418       256,349       234,784        224,098
---------------------------------------------------------------------------------------------------------------

Nonutility property                             10,133        11,360         7,301         7,287          6,624

Total assets                                   372,427       359,380       323,223       296,536        280,497
Capitalization:
  Shareholders' equity                         143,894       143,149       133,553       120,028        108,854
  Long-term debt(includes
   current maturities)                          90,000        90,000        75,000        76,500         77,500
---------------------------------------------------------------------------------------------------------------

  Total capitalization                        $233,894       233,149       208,553       196,528        186,354
===============================================================================================================

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DESCRIPTION OF THE BUSINESS

SJW Corp. is a holding company with two wholly owned subsidiaries: San Jose Water Company and SJW Land Company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 979,000 in an area comprising about 138 square miles in the metropolitan San Jose area. SJW Land Company owns and operates a 900-space surface parking facility located adjacent to the San Jose Arena and also owns several undeveloped real estate parcels in San Jose. SJW Corp. owns 1,099,952 shares of California Water Service Group.

The Merger

On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, a wholly owned subsidiary of American Water will merge with and into SJW Corp. American Water is the largest investor-owned and most geographically diverse water utility business in the United States. American Water provides water utility services to over 900 communities with a total population of approximately 10 million in 23 states.


Under the terms of the Merger Agreement, each share of the company's common stock issued and outstanding on the closing date would be converted into the right to receive $128 per share in cash. SJW Corp. expects that the transaction will be completed in 8-12 months, following all required regulatory approvals, termination of the waiting period under federal antitrust laws and the approval of the Merger Agreement by SJW Corp.'s shareholders. Shareholders of SJW Corp. will be asked to approve the Merger Agreement at the Annual Meeting of the Shareholders to be held on April 20, 2000.


The receipt of the proposed merger consideration will be treated as a taxable transaction under the applicable provision of the Internal Revenue Code and may also be taxable under applicable state, local, foreign and other tax laws. The transaction will be accounted for under the purchase accounting method.

Results of Operations
CONSOLIDATED OPERATING REVENUE                    (in thousands)
                                        1999          1998          1997
--------------------------------------------------------------------------
San Jose Water Company                $115,689       105,025       108,991
SJW Land Company                         1,312           985         1,093
--------------------------------------------------------------------------

                                      $117,001       106,010       110,084
==========================================================================


        Consolidated operating revenue for 1999 increased $10,991,000, or 10%, from 1998 mainly due to a 4% increase in water consumption and increased office rental activities. Rate increases and new customers contributed $6,048,000 and $752,000, respectively, to 1999's revenue.

        Consolidated operating revenue for 1998 decreased $4,074,000, or 4%, from 1997 mainly due to an 8% decrease in water consumption and reduced parking activities. The decline was partially offset by rate increases of $1,175,000, and usage by new customers of $1,652,000.


CONSOLIDATED OPERATING EXPENSE                              (in thousands)
                                                      1999         1998         1997
------------------------------------------------------------------------------------
San Jose Water Company                             $86,276       76,559       79,841
SJW Land Company                                       944          566          486
SJW Corp.                                            1,168          353          333
------------------------------------------------------------------------------------

                                                   $88,388       77,478       80,660
====================================================================================


        Consolidated operating expense in 1999, excluding income taxes, increased 14% in comparison with 1998 due to increased water production. Consolidated operating expense in 1998 decreased 4% in comparison with 1997 due to reduced water production.


SOURCES OF SUPPLY                               (million gallons)
                                           1999        1998        1997
-----------------------------------------------------------------------
Purchased water                          27,195      25,436      26,157
Ground water                             18,438      16,379      20,846
Surface water                             5,232       6,246       4,881
Reclaimed water                             301          79           -
-----------------------------------------------------------------------
                                         51,166      48,140      51,884
=======================================================================


        Water production in 1999 increased 3,105 million gallons, or 6%, over 1998. Water production in 1998 decreased 3,823 million gallons, or 7%, from 1997. The changes are consistent with the related operating expenses.

        The effective consolidated income tax rates for 1999, 1998 and 1997 were 41%, 40% and 40%, respectively. Refer to the Notes To Consolidated Financial Statements for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

OTHER INCOME AND EXPENSE

The 1999 dividend income increased $16,000, or 1%, over 1998 due to a $.015 per share increase in the California Water Service Group annual dividend.

        San Jose Water Company's interest cost on long-term debt in 1999, including capitalized interest, increased $959,000 from 1998 due to the issuance of the Series E Senior Note. San Jose Water Company's weighted average cost of long-term debt, including amortization of debt issuance costs, was 8.04%, 8.04% and 8.27% as of December 31, 1999, 1998 and 1997, respectively.

        In association with SJW Corp.'s merger with American Water Works Company, Inc., certain merger-related expenses in the amount of $1,588,000 were incurred in 1999.



        Other income in 1999 and 1998 included gains on sale of nonutility properties to affiliated and non-affiliated parties.


LIQUIDITY AND CAPITAL RESOURCES
CAPITAL REQUIREMENTS

San Jose Water Company's budgeted capital expenditures for 2000 compared to 1999, exclusive of capital expenditures financed by customer contributions and advances, are as follows:


BUDGETED CAPITAL EXPENDITURES                                        (in thousands)
                                                              2000                    1999
----------------------------------------------------------------------------------------------------
Source of supply                                  $    72             -%      $   692             3%
Reservoirs and tanks                                3,470            14%        1,737             8%
Pump stations and equipment                         1,391             6%        1,902             9%
Distribution system                                15,286            62%       14,386            65%
Equipment and other                                 4,332            18%        3,433            15%
----------------------------------------------------------------------------------------------------
                                                  $24,551           100%      $22,150           100%
====================================================================================================


        The 2000 capital budget is concentrated in main replacements and facility relocation. Approximately $15 million will be spent to systematically renew the company's aging infrastructure and $1.6 million will be spent in the relocation and expansion of operations and engineering facilities.

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

        Most of San Jose Water Company's distribution system has been constructed over the last 40 years. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. Additionally, in most cases, replacement cost will significantly exceed the original installation cost of the retired asset due to increases in the cost of goods and services.

SOURCES OF CAPITAL

San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

        Over the past five years, SJW Corp. has paid its shareholders, in the form of dividends, an average of 50% of its net income. The remaining earnings have been reinvested. Capital requirements not funded by earnings are expected to be funded through external financing in the form of unsecured senior notes or a commercial bank line of credit. As of December 31, 1999, SJW Corp. and its subsidiaries had $24.7 million of unused line of credit and over $50 million of borrowing capacity under the terms of the senior note agreements.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The results of operations of San Jose Water Company generally depend on the following factors: (1) regulation, (2) surface water supply and (3) operation and maintenance expense.

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

        San Jose Water Company deferred the filing of a general rate case application from January, 1999 to January, 2000. Consequently, apart from any offset increases, the company is not authorized any additional step rate increases until the next general rate case decision becomes effective in January, 2001.

SURFACE WATER SUPPLY

The level of surface water available in each year depends on the amount of rainfall and run-off collected in San Jose Water Company's Santa Cruz Mountains reservoirs. In a normal year, surface supply provides 6-8% of the total water supply of the system. Surface water is a less costly source of water and its availability may significantly impact the results of operations.

OPERATION AND MAINTENANCE EXPENSE

San Jose Water Company reached an agreement with its unionized personnel covering 1999 and 2000. The agreement includes a 3% wage increase for 2000, and minor benefit modifications.

YEAR 2000 ISSUES

San Jose Water Company executives, as part of their operating duties, evaluated the company's information technology (IT) and non-IT systems to ensure all systems are prepared for the Year 2000 (Y2K). The company generally uses software packages and hardware that are Y2K assured by vendors or independent testers.

        San Jose Water Company has an IT master plan that identifies systems that need to be replaced due to age, or need to be modified to generate operating and customer service benefits. The systems that were identified as non-assured were upgraded as of October, 1999.

        Management also contacted critical third party suppliers regarding their Y2K readiness. Suppliers of water, power and other goods are critical to San Jose Water Company's operations. The suppliers described their state of readiness and contingency plans, if available. San Jose Water Company prepared comprehensive Y2K contingency plans covering accounting, operations and information systems.

        To date, San Jose Water Company has not experienced any Y2K related issues nor has incurred any significant costs associated solely with Y2K issues. No major IT projects have been deferred due to Y2K issues. The costs of identifying the issues, evaluating the systems, inquiring about third party suppliers' Y2K preparedness and any testing have been expensed.

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

        Other state and local environmental regulations apply to San Jose Water Company's operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials. San Jose Water Company is currently in compliance with state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986.

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


NONREGULATED OPERATIONS

The investment in California Water Service Group is expected to produce 2000 pre-tax dividend income and cash flow of approximately $1.2 million. SJW Land Company's parking revenue is largely dependent upon the level of events and activities at the San Jose Arena which is located adjacent to its parking facility. In the spring of 2000, SJW Land Company's parking lots will host the hugely popular Cirque du Soleil, enhancing parking and rental cash flow during that period. SJW Land Company's commercial property is fully leased.

        The operating results of the City of Cupertino lease are largely dependent on the level of operation, maintenance and capital costs incurred. In January, 2000, San Jose Water Company completed its phase-in of its regular water service rates within the City of Cupertino. Further changes in water service rates will be subject to the approval of the Cupertino City Council.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to changes in market rates and prices.

Item 8. Financial Statements and Supplementary Data.

Financial Statements:


                          Independent Auditors' Report

The Shareholders and Board of Directors
SJW Corp.

We have audited the accompanying consolidated balance sheets of SJW Corp. (the Company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG LLP

Mountain View, California
January 21, 2000

CONSOLIDATED BALANCE SHEETS
SJW CORP. AND SUBSIDIARIES
December 31, (in thousands, except share data)


ASSETS
                                        1999          1998
                                        ----          ----
Utility plant                         $424,421       395,386
Intangible assets                        7,841         7,841
------------------------------------------------------------
                                       432,262       403,227
Less accumulated depreciation
  and amortization                     129,828       122,809
------------------------------------------------------------
                                       302,434       280,418
------------------------------------------------------------

Nonutility property                     10,133        11,360

Current assets:
  Cash and equivalents                     124         8,066
  Accounts receivable:
    Customers                            5,858         5,267
    Other                                  215           140
  Accrued utility revenue                6,507         6,503
  Materials and supplies, at
    average cost                           382           437
  Prepaid expenses                         714           812
------------------------------------------------------------
                                        13,800        21,225
------------------------------------------------------------

Other assets:
  Investment in California Water
    Service Group                       33,342        34,442
  Investment in joint venture            1,210             -
  Unamortized debt issuance and
    reacquisition costs                  3,880         4,032
  Goodwill                               1,914         2,000
  Regulatory assets                      5,177         5,137
  Other                                    537           766
------------------------------------------------------------
                                        46,060        46,377
------------------------------------------------------------
                                      $372,427       359,380
============================================================

SJW CORP. AND SUBSIDIARIES
December 31, (in thousands, except share data)


CAPITALIZATION AND LIABILITIES
                                                  1999          1998
                                                  ----          ----
CAPITALIZATION:
  Shareholders' equity:
    Common stock, $3.125 par value;
     authorized 6,000,000 shares; issued
     3,045,147 shares in 1999 and
     3,167,547 in 1998                          $  9,516         9,899
    Additional paid-in capital                    12,357        19,085
    Retained earnings                            113,058       104,553
    Accumulated other comprehensive income         8,963         9,612
----------------------------------------------------------------------
                                                 143,894       143,149
  Long-term debt                                  90,000        90,000
----------------------------------------------------------------------

                                                 233,894       233,149
----------------------------------------------------------------------

CURRENT LIABILITIES:
  Line of credit                                   3,300             -
  Accrued pump taxes and purchased water           3,072         2,423
  Accounts payable                                   476         2,163
  Accrued interest                                 2,751         2,720
  Accrued taxes                                    3,849         1,353
  Other current liabilities                        3,394         3,095
----------------------------------------------------------------------

                                                  16,842        11,754
----------------------------------------------------------------------

DEFERRED INCOME TAXES                             25,947        25,541
UNAMORTIZED INVESTMENT TAX CREDITS                 2,205         2,249
ADVANCES FOR CONSTRUCTION                         50,076        47,513
CONTRIBUTIONS IN AID OF CONSTRUCTION              40,669        36,258
DEFERRED REVENUE                                   1,397         1,244
OTHER NONCURRENT LIABILITIES                       1,397         1,672
COMMITMENTS                                            -             -
----------------------------------------------------------------------

                                                $372,427       359,380
======================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
SJW CORP. AND SUBSIDIARIES
Years ended December 31, (in thousands, except share and per share data)


                                         1999              1998              1997
------------------------------------------------------------------------------------
OPERATING REVENUE                    $   117,001           106,010           110,084
OPERATING EXPENSE:
  Operation:
    Purchased water                       27,987            24,124            24,341
    Power                                  3,756             3,259             4,004
    Pump taxes                            15,502            12,661            15,293
    Other                                 20,431            17,410            17,744
  Maintenance                              6,638             6,909             7,087
  Property taxes and other
    nonincome taxes                        3,839             3,521             3,344
  Depreciation and amortization           10,235             9,594             8,847
  Income taxes                             8,874             9,685            10,110
------------------------------------------------------------------------------------
                                          97,262            87,163            90,770
------------------------------------------------------------------------------------

    Operating income                      19,739            18,847            19,314

OTHER (EXPENSE) INCOME:
  Interest on long-term debt              (6,552)           (5,629)           (5,695)
  Merger related costs                    (1,588)                -                 -
  Gain on sale of nonutility
   property, net                           3,064             1,629                 -
  Dividends                                1,193             1,177             1,160
  Other                                       28                (6)              437
------------------------------------------------------------------------------------

NET INCOME                           $    15,884            16,018            15,216
====================================================================================

OTHER COMPREHENSIVE INCOME:
  Unrealized gain (loss)
   on investment                          (1,100)            1,959             9,384
  Income taxes related to other
    comprehensive income                     451              (804)           (3,847)
------------------------------------------------------------------------------------
  Other comprehensive income
    (loss), net                             (649)            1,155             5,537
------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                 $    15,235            17,173            20,753
====================================================================================

BASIC EARNINGS PER SHARE             $      5.20              5.05              4.80
====================================================================================

COMPREHENSIVE INCOME PER SHARE       $      4.99              5.42              6.55
====================================================================================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                          3,054,980         3,169,839         3,170,347
====================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SJW CORP. AND SUBSIDIARIES
(in thousands)


                                                                           Accumulated
                                              Additional                    Other Com-       Total
                                 Common         Paid-in        Retained     prehensive   Shareholders'
                                  Stock         Capital        Earnings        Income        Equity
----------------------------------------------------------------------------------------------------
BALANCES,
  DECEMBER 31, 1996                9,907         19,235         87,966          2,920        120,028
   Net income                          -              -         15,216              -         15,216
   Other comprehensive
    income - unrealized
    gain on investment,
    net of tax effect
    of $3,847                          -              -              -          5,537          5,537
-                                                                                            -------
   Comprehensive Income                                                                       20,753
   Dividends paid                      -              -         (7,228)             -         (7,228)
----------------------------------------------------------------------------------------------------

BALANCES,
   DECEMBER 31, 1997               9,907         19,235         95,954          8,457        133,553
   Net income                          -              -         16,018              -         16,018
   Other comprehensive
    income - unrealized
    gain on investment,
    net of tax effect
    of $804                            -              -              -          1,155          1,155
                                                                                             -------
   Comprehensive Income                                                                       17,173
   Purchase and retirement
    of common stock                   (8)          (150)             -              -           (158)
   Dividends paid                      -              -         (7,419)             -         (7,419)
----------------------------------------------------------------------------------------------------

BALANCES,
  DECEMBER 31, 1998                9,899         19,085        104,553          9,612        143,149
   Net income                          -              -         15,884              -         15,884
   Other comprehensive
    income - unrealized
    loss on investment,
    net of tax effect
    of $451                            -              -              -           (649)          (649)
                                                                                             -------
   Comprehensive Income                                                                       15,235
   Purchase and retirement
     of common stock                (383)        (6,728)             -              -         (7,111)
   Dividends paid                      -              -         (7,379)             -         (7,379)
----------------------------------------------------------------------------------------------------

BALANCES,
  DECEMBER 31, 1999             $  9,516         12,357        113,058          8,963        143,894
====================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SJW CORP. AND SUBSIDIARIES


Years ended December 31, (in thousands)                 1999           1998           1997
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                          $ 15,884         16,018         15,216
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                       10,235          9,594          8,847
    Deferred income taxes and credits                      813          1,648          1,943
    Gain on sale of nonutility property, net            (3,064)        (1,629)             -
    Changes in operating assets and liabilities:
      Accounts receivable and accrued
       utility revenue                                    (670)        (1,115)        (3,048)
      Accounts payable and other current
       liabilities                                      (1,388)         1,628          1,028
      Accrued pump taxes and purchased water               649            351             80
      Accrued taxes                                        389            772            386
      Other changes, net                                   732           (333)          (554)
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                            23,580         26,934         23,898
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Additions to utility plant                           (32,294)       (34,356)       (24,109)
  Cost to retire utility plant, net
   of salvage                                           (1,233)          (485)          (720)
  Additions to nonutility property                         (68)        (4,360)           (82)
  Proceeds from sale of nonutility property              5,230          3,073              -
  Water system leasehold acquisition cost                    -              -         (6,800)
--------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                  (28,365)       (36,128)       (31,711)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Dividends paid                                        (7,379)        (7,419)        (7,228)
  Repayment of line of credit                           (4,500)       (12,900)             -
  Borrowings from line of credit                         7,800         12,900              -
  Advances and contributions in aid of
   construction                                          9,655          7,477          9,944
  Refunds of advances                                   (1,622)        (1,472)        (1,475)
  Proceeds from issuance of long-term debt                   -         15,000              -
  Principal payments of long-term debt                       -              -         (1,500)
  Purchase and retirement of common stock               (7,111)          (158)             -
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                   (3,157)        13,428           (259)
--------------------------------------------------------------------------------------------
NET CHANGE IN CASH AND EQUIVALENTS                      (7,942)         4,234         (8,072)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                  8,066          3,832         11,904
--------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF YEAR                     $    124          8,066          3,832

Cash paid during the year for:
  Interest                                            $  7,099          6,005          5,993
  Income taxes                                        $  8,027          8,238          8,846
--------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1999, 1998, and 1997
(Dollars in thousands, except share data)

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

        SJW Land Company owns and operates a 900-space surface parking facility adjacent to the San Jose Arena, a commercial property in San Jose and also owns several undeveloped real estate parcels in San Jose.

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


UTILITY PLANT

The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 1999, 1998 and 1997 was $414, $378 and $290, respectively. Construction in progress was $3,602, $4,631 and $2,693 at December 31, 1999, 1998 and 1997, respectively.

        Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.

        Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset.

INTANGIBLE ASSETS

Intangible assets consist of leasehold acquisition cost for the City of Cupertino municipal water system and other intangibles associated with the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, whichever is shorter, not to exceed 40 years.

NONUTILITY PROPERTY

Nonutility property is recorded at cost and consists primarily of land, buildings and parking facilities. Depreciation is computed using accelerated depreciation methods over the estimated useful lives of the assets, ranging from 5 to 39 years.

FINANCIAL INSTRUMENTS

Cash and equivalents include certain highly liquid investments with original maturities of three months or less when purchased. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

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

ADVANCES FOR CONSTRUCTION AND CONTRIBUTIONS IN AID OF CONSTRUCTION

Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 2000 are $1,635.

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

        Included in 1997's operating revenue is $890 relating to recovery of prior years' net revenue lost due to voluntary conservation programs. 1999, 1998 and 1997 operating revenue includes $2,392, $2,078 and $463, respectively, from the lease operation of the City of Cupertino.

EARNINGS PER SHARE

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share is not shown.

BUSINESS SEGMENT INFORMATION

SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers. Nonutility revenue, assets and net income do not have a material effect on SJW Corp.'s financial condition and results of operations.

NOTE 2

CAPITALIZATION

At December 31, 1999 and 1998, 176,407 shares of $25 par value preferred stock were authorized and unissued.

        In 1999 and 1998, SJW Corp. repurchased 122,400 and 2,800 shares, respectively, of its outstanding common stock at the prevailing market price in the open market at an aggregate cost of $7,111 and $158, respectively. All repurchased shares have been canceled and are considered authorized and unissued.

NOTE 3

LINE OF CREDIT

SJW Corp. and its subsidiaries have unsecured bank lines of credit available, allowing aggregate short-term borrowings of up to $28,000. These lines of credit bear interest at variable rates and expire on May 31, 2001. The weighted average interest rate for the short-term borrowings at December 31, 1999 was 6.2%.

NOTE 4

GAIN ON SALE OF NONUTILITY PROPERTY

In December 1999, SJW Corp. sold nonutility property to a company partially owned by a director, receiving consideration of $5,230 in cash. The transaction resulted in a gain of $3,064, net of income tax expense of $2,107. The transaction was negotiated at arms length supported by independent appraisals.

        In June 1998, SJW Corp. recognized a gain of $1,629, net of income taxes of $1,132, from the sale of nonutility property, receiving as consideration a nonutility investment property with a fair value of $3,595.

NOTE 5
LONG-TERM DEBT

Long-term debt as of December 31 was as follows:


Description                                       Due Date     1999          1998
---------------------------------------------------------------------------------
Senior notes:             A               8.58%     2022     $20,000       20,000
                          B               7.37%     2024      30,000       30,000
                          C               9.45%     2020      10,000       10,000
                          D               7.15%     2026      15,000       15,000
                          E               6.81%     2028      15,000       15,000
---------------------------------------------------------------------------------
Total long-term debt                                         $90,000       90,000
=================================================================================

        Senior notes held by institutional investors, are unsecured obligations of San Jose Water Company and require interest only payments until maturity. To minimize issuance costs, all of the company's debt has historically been privately placed. The fair value of long-term debt as of December 31, 1999 and 1998 was approximately $100,707 and $118,600, respectively, based on the amount of essentially risk-free assets that would have to be placed in trust to extinguish these obligations.

NOTE 6
INCOME TAXES

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:


                                       1999           1998           1997
---------------------------------------------------------------------------
"Expected" federal income tax        $  9,402          9,392          8,864
Increase (decrease) in taxes
  attributable to:
    Utility plant basis                    (6)           224            180
    State taxes, net of federal
      income tax benefit                1,544          1,542          1,531
    Dividend received deduction          (292)          (288)          (284)
    Other items, net                      333            (53)          (181)
---------------------------------------------------------------------------
                                     $ 10,981         10,817         10,110
===========================================================================


The components of income tax expense as of December 31 were:


                                        1999           1998          1997
---------------------------------------------------------------------------
Current:
  Federal                             $  7,931          6,611         6,657
  State                                  2,417          2,124         2,225
Deferred:
  Federal                                  686          1,885         1,230
  State                                    (53)           197            (2)
---------------------------------------------------------------------------
                                      $ 10,981         10,817        10,110
---------------------------------------------------------------------------

Income taxes included in
  operating expense                   $  8,874          9,685        10,110
Income taxes included in gain
  on sale of nonutility property         2,107          1,132             -
---------------------------------------------------------------------------
                                      $ 10,981         10,817        10,110
---------------------------------------------------------------------------


The components of the net deferred tax liability as of December 31 were as follows:


                                             1999         1998
----------------------------------------------------------------
Deferred tax assets:
  Advances and contributions                $13,994       13,437
  Unamortized investment tax credit           1,187        1,211
  Pensions and postretirement benefits          264          389
  California franchise tax                      766          649
  Other                                       1,332          585
----------------------------------------------------------------
Total deferred tax assets                    17,543       16,271
----------------------------------------------------------------
Deferred tax liabilities:
  Utility plant                              28,564       26,624
  Investment                                 11,415       11,866
  Debt reacquisition costs                    1,190        1,239
  Other                                       2,321        2,083
----------------------------------------------------------------
Total deferred tax liabilities               43,490       41,812
----------------------------------------------------------------
Net deferred tax liabilities                $25,947       25,541
----------------------------------------------------------------


        Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences.

NOTE 7
COMMITMENTS

San Jose Water Company purchases water from Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or $21,800 of water, from SCVWD in the contract year ending June 30, 2000.

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



NOTE 8
JOINT VENTURE

In September, 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land contributed real property in exchange for a 70% limited partnership interest. An office building is being developed on the property. The real estate development firm is partially owned by an individual who also serves as a director of SJW Corp. The partnership is being accounted for under the equity method of accounting.


NOTE 9
EMPLOYEE BENEFIT PLANS

PENSION PLANS

San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. Company policy is to contribute the net periodic pension cost to the extent it is tax deductible.

        San Jose Water Company has a Supplemental Executive Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $2,120, $1,721, $1,713 and as of December 31, 1999, 1998 and 1997, respectively, and net periodic pension cost of $290, $196 and $222, for 1999, 1998 and 1997, respectively.

DEFERRAL PLAN

San Jose Water Company sponsors a salary deferral plan which allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. Company contributions were $596, $433 and $421, in 1999, 1998 and 1997, respectively.

OTHER POSTRETIREMENT BENEFITS

In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. In 1997, the plan was changed to a flat dollar plan which is unaffected by variations in health care costs.

Net periodic cost for the defined benefit plans and other postretirement benefits was:


                                             PENSION BENEFITS                          OTHER BENEFITS
---------------------------------------------------------------------------------------------------------------
                                     1999          1998          1997          1999          1998          1997
---------------------------------------------------------------------------------------------------------------
Weighted-Average
  Assumptions as of Dec. 31:            %             %             %             %             %             %
Discount rate                        8.00          6.75          6.75          8.00          6.75          6.75
Expected return on plan
 assets                              8.00          8.00          8.00          8.00          8.00          8.00
Rate of compensation
 increase                            4.00          4.00          4.00          n.a.          n.a.          n.a.
===============================================================================================================
Components of Net Periodic
  Benefit Cost:
Service cost                      $ 1,105           875           886       $    46            36            39
Interest cost                       1,966         1,731         1,590           103            91            91
Expected return on
  assets                           (2,584)       (2,386)       (2,029)          (27)          (25)          (20)
Amortization of transition
  obligation                            3             3             3            56            56            56
Amortization of prior
  service cost                        219           190           151            16             -             -
Recognized actuarial
  gain                               (188)         (274)         (118)           (3)           (9)           (6)
---------------------------------------------------------------------------------------------------------------
Net periodic benefit
  cost                            $   521           139           483       $   191           149           160
===============================================================================================================

        The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension and other postretirement plans as of December 31 were as follows:


                                         PENSION BENEFITS                             OTHER BENEFITS
----------------------------------------------------------------------------------------------------------------
                                 1999           1998           1997           1999           1998           1997
----------------------------------------------------------------------------------------------------------------
Change in Benefit
Obligation:
Benefit obligation at
  beginning of year          $ 27,912         25,625         23,314       $  1,536          1,437          1,419
Service cost                    1,105            875            886             46             36             39
Interest cost                   1,966          1,731          1,590            103             91             91
Amendments                        629            863            365              -            101            (38)
Actuarial (gain) loss          (3,553)            56            476           (335)           (50)             4
Benefits paid                  (1,310)        (1,238)        (1,006)           (92)           (79)           (78)
----------------------------------------------------------------------------------------------------------------

Benefit obligation at
  end of year                $ 26,749         27,912         25,625       $  1,258          1,536          1,437
================================================================================================================

Change in Plan Assets:
Fair value of assets at
  beginning of year          $ 32,880         30,336         25,813       $    391            350            291
Actual return on
  plan assets                   3,378          3,618          4,626             18             16             13
Employer contributions          1,140              -            777            108             92            103
Benefits paid                  (1,310)        (1,074)          (880)           (78)           (67)           (57)
----------------------------------------------------------------------------------------------------------------
Fair value of assets at
  end of year                $ 36,088         32,880         30,336       $    439            391            350
================================================================================================================

Funded Status:
Plan assets less
  benefit obligation         $  9,339          4,968          4,711       $   (819)        (1,145)        (1,087)
Unrecognized tran-
  sition obligation               212            215            218            679            735            792
Unamortized prior
  service cost                  2,628          2,219          1,545             86            101              -
Unrecognized actuarial
  gain                        (11,595)        (7,436)        (6,533)          (583)          (246)          (214)
----------------------------------------------------------------------------------------------------------------
Prepaid (accrued)
  benefit cost               $    584            (34)           (59)      $   (637)          (555)          (509)
================================================================================================================


NOTE 10
THE MERGER

On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, a wholly owned subsidiary of American Water will merge with and into SJW Corp.


Under the terms of the Merger Agreement, each share of the company's common stock outstanding on the closing date would be converted into the right to receive $128 per share. SJW Corp. expects that the transaction will be completed in 8-12 months, following all required regulatory approvals, termination of the waiting period under federal antitrust laws and the approval of the Merger Agreement by SJW Corp.'s shareholders.


NOTE 11
UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows:


                                                   1999 Quarter ended
                                    March           June       September      December
--------------------------------------------------------------------------------------
Operating revenue                 $ 21,067         30,188        37,661        28,085
Operating income                     3,158          5,548         6,790         4,243
Net income                           1,781          4,075         5,409         4,619
Comprehensive income
  (loss)                            (2,640)         5,130         6,220         6,525
Basic earnings per share               .58           1.34          1.78          1.52
Comprehensive income
  (loss) per share                   (0.86)          1.68          2.04          2.14
Market price range of stock:
         High                           65         81 1/2        93 1/2           121
         Low                        57 1/4         60 3/8        75 1/2        87 3/4
Dividends per share                    .60            .60           .60           .60
======================================================================================


                                                   1998 Quarter ended
                                    March           June        September     December
--------------------------------------------------------------------------------------
Operating revenue                 $ 19,336         25,508        35,821        25,345
Operating income                     2,687          4,692         6,968         4,500
Net income                           1,526          5,190         5,807         3,495
Comprehensive income
  (loss)                               (76)         3,933         4,185         9,131
Basic earnings per share               .48           1.64          1.83          1.10
Comprehensive income
  (loss) per share                   (0.02)          1.24          1.32          2.88
Market price range of stock:
         High                           71         70 3/8        59 3/8        62 3/4
         Low                        56 7/8         58 3/8        50 1/2        48 1/2
Dividends per share                   .585           .585          .585          .585
======================================================================================

FINANCIAL STATEMENT SCHEDULE
SJW CORP.                                             Schedule II
                                                      -----------

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


Description                                  1999            1998            1997
                                          -----------------------------------------
Allowance for doubtful accounts
 Balance, beginning of period             $ 100,000         100,000          50,000
  Charged to expense                        120,145         131,464         170,812
  Accounts written off                     (155,022)       (169,646)       (150,991)
  Recoveries of accounts written off         34,877          38,182          30,179
                                          -----------------------------------------

Balance, end of period                      100,000         100,000         100,000
                                          =========================================

Reserve for self insurance
 Balance, beginning of period               707,100         589,702         512,641
  Charged to expense                        320,000         240,000         180,000
  Payments                                 (320,075)       (122,602)       (102,939)
                                          -----------------------------------------

Balance, end of period                    $ 707,025         707,100         589,702
                                          =========================================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.


PART III

The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which was filed on March 16, 2000 pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers which is included in "Item 1. Business - Executive Officers of the Registrant."

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)     (1) Financial Statements


                                                                    Page
  Independent Auditors' Report                                       20

  Consolidated Balance Sheets as of December 31, 1999 and 1998       21

  Consolidated Statements of Income and Comprehensive Income
    for the years ended December 31, 1999, 1998, and 1997            23

  Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 31, 1999, 1998 and 1997             24

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997                                 25

  Notes to Consolidated Financial Statements                         26
    (2)  Financial Statement Schedule:

     Schedule
     Number
       II      Valuation and Qualifying Accounts and                 36
                 Reserves, Years ended December 31,
                 1999, 1998 and 1997


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

(b) Report on Form 8-K. SJW Corp filed its 8K report with the Commission on November 5, 1999. S.E.C. File No. 1-8966.

EXHIBIT INDEX


                                                                                         Location in
                                                                                        Sequentially
Exhibit                                                                                     Numbered
No.  Description                                                                                Copy
2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1 Stock Exchange Agreement dated as of August 20, 1992 (as amended October 21,
1992). Filed as Appendix A to Proxy Statement/Prospectus dated November 11,
1992. S.E.C. File No. 1-8966.                                                                  NA

2.2 Registration Rights Agreement entered into as of December 31, 1992 among SJW
Corp., Roscoe Moss, Jr. and George E. Moss. Filed as Exhibit 4.1 to Form 8-K
January 11, 1993. S.E.C. File No. 1-8966.                                                      NA

2.3 Affiliates Agreement entered into as of December 31, 1992 among SJW Corp.,
Roscoe Moss, Jr. and George E. Moss. Filed as Exhibit 4.2 to Form 8-K January
11, 1993. S.E.C. File No. 1-8966.                                                              NA

2.4 Affiliates Agreement entered into as December 31, 1992 among SJW Corp.,
Roscoe Moss Company and Roscoe Moss, Jr. Filed as Exhibit 4.3 to Form 8-K
January 11, 1993. S.E.C. File No. 1-8966.                                                      NA

2.5 Agreement and Plan of Merger dated as of October 28, 1999 among American
Water Works Company, Inc., SJW Acquisition Corporation and SJW Corp. Filed as an
Exhibit to 10Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.               NA

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

10.7 Second Amendment to San Jose Water Company Executive Supplemental
Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
S.E.C. File No. 1-8966.                                                                        NA

10.8 Third Amendment to San Jose Water Company Executive Supplemental Retirement
Plan adopted by San Jose Water Company Board of Directors. Filed as an Exhibit
to Annual Report on Form 10-K for the year ended December 31, 1998. S.E.C. File
No. 1-8966.                                                                                     NA

10.9 Fourth Amendment to San Jose Water Company Executive Supplemental
Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
S.E.C. File No. 1-8966.                                                                         NA

10.10 Fifth Amendment to San Jose Water Company Executive Supplemental
Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
S.E.C. File No. 1-8966.                                                                         NA

10.11 SJW Corp. Executive Severance Plan adopted by SJW Board of Directors.
Filed as an Exhibit to Annual Report on Form 10-K for the year ended December
31, 1998. S.E.C. File No. 1-8966.                                                              NA

10.12 Sixth Amendment to San Jose Water Company's Executive Supplemental
Retirement Plan. Filed as an Exhibit to 10Q for the period ending September 30,
1999. S.E.C. File No. 1-8966.                                                                   NA

10.13 Amendment to SJW Corp.'s Executive Severance Plan. Filed as an Exhibit to
10Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.                          NA

10.14 SJW Corp.'s Transaction Incentive and Retention Program for Key Employees.
Filed as an Exhibit to 10Q for the period ending September 30, 1999. S.E.C. File
No. 1-8966.                                                                                    NA

10. 15 Resolution for Directors' Retirement Plan adopted by SJW Corp. Board of
Directors as amended on September 22, 1999. Filed as an Exhibit to 10Q for the
period ending September 30, 1999. S.E.C. File No. 1-8966.                                      NA

10.16 Resolution for Directors' Retirement Plan adopted by San Jose Water
Company's Board of Directors as amended on September 22, 1999. Filed as an
Exhibit to 10Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.               NA

10.17 Resolution for Directors' Retirement Plan adopted by SJW Land Company
Board of Directors on September 22, 1999. Filed as an Exhibit to 10Q for the
period ending September 30, 1999. S.E.C. File No. 1-8966.                                      NA

10.18 Limited Partnership Agreement of 444 West Santa Clara Street, L. P.
executed between SJW Land Company and Toeniskoetter & Breeding, Inc.
Development. Filed as an Exhibit to 10Q for the period ending September 30,
1999. S.E.C. File No. 1-8966.                                                                   NA

21 Subsidiaries of the Registrant. Filed as an Exhibit to Annual Report on Form
10-K for the year ended December 31, 1992. S.E.C. File No. 1-8966.                             NA

27 Financial Data Schedule as of December 31, 1999                                             43

99 Additional Exhibits: None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SJW CORP.

Date:  January 27, 2000      By   /s/ J.W. WEINHARDT
                                ----------------------------------------------
                             J.W. WEINHARDT, Chairman, Board of
                             Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  January 27, 2000      By   /s/ J.W. WEINHARDT
                                ----------------------------------------------
                             J.W. WEINHARDT, Chairman, Board of
                             Directors

Date:  January 27, 2000      By   /s/ RICHARD ROTH
                                ----------------------------------------------
                             W. RICHARD ROTH, President, Chief
                             Executive Officer and Member,
                             Board of Directors

Date:  January 27, 2000      By   /s/ ANGELA YIP
                                ----------------------------------------------
                             ANGELA YIP, Chief Financial Officer

Date:  January 27, 2000      By   /s/ ANDREA ELLIOTT
                                ----------------------------------------------
                             ANDREA ELLIOTT, Chief Accounting Officer

Date:  January 27, 2000      By   /s/ MARK L. CALI
                                ----------------------------------------------
                             MARK L. CALI, Member, Board of Directors

Date:  January 27, 2000      By   /s/ PHILIP DINAPOLI
                                ----------------------------------------------
                             J. PHILIP DINAPOLI, Member, Board of Directors

Date:  January 27, 2000      By   /s/ DREW GIBSON
                                ----------------------------------------------
                             DREW GIBSON, Member, Board of Directors

Date:  January 27, 2000      By   /s/ RONALD R. JAMES
                                ----------------------------------------------
                             RONALD R. JAMES, Member, Board of Directors

Date:  January 27, 2000      By   /s/ GEORGE E. MOSS
                                ----------------------------------------------
                             GEORGE E. MOSS, Member, Board of Directors

Date:  January 27, 2000      By   /s/ ROSCOE MOSS, JR.
                                ----------------------------------------------
                             ROSCOE MOSS, JR., Member, Board of Directors

Date:  January 27, 2000      By   /s/ CHARLES J. TOENISKOETTER
                                ----------------------------------------------
                             CHARLES J. TOENISKOETTER, Member,
                             Board of Directors

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