Form 10-Q
period 2000-03-31
SJW CORP
filed 2000-05-12
CIK 766829

1

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended          March 31, 2000
-----------------------------------------------------------------
Commission file number     1-8966
----------------------------------------------------------------
                             SJW Corp.
----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

        California                               77-0066628
----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

 374 West Santa Clara Street, San Jose, CA            95196
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


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of May 1, 2000 and as of the date of this report are 3,045,147.







                  PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                    SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME
                          (UNAUDITED)
            (In thousands, except per share amounts)
                                              THREE MONTHS ENDED
                                                     MARCH 31
                                                   2000     1999
                                              -------------------
Operating revenue                               $23,537   21,067
Operating expense:
  Operation:
    Purchased water                               4,730    3,931
    Power                                           632      561
    Pump taxes                                    2,825    2,353
    Other                                         5,775    4,760
  Maintenance                                     1,743    1,621
  Property taxes and other
    nonincome taxes                               1,016      936
  Depreciation and amortization                   2,961    2,563
  Income taxes                                      874    1,184
                                                -----------------
Total operating expenses                         20,556   17,909
                                                -----------------
Operating income                                  2,981    3,158

Other income                                         89      131
Dividend income                                     302      298
Merger-related costs                               (163)       -
Interest on long-term debt and other charges     (1,882)  (1,806)
                                                -----------------
Net income                                       $1,327    1,781
                                                =================
Other comprehensive loss:
  Unrealized loss on investment                  (8,249)  (7,493)
  Income taxes related to other
    comprehensive loss                            3,382    3,072
                                                -----------------
Other comprehensive loss, net                    (4,867)  (4,421)
                                                -----------------
Comprehensive loss                              $(3,540)  (2,640)
                                                =================
Basic earnings per share                          $0.44     0.58
                                                =================
Comprehensive loss per share                     $(1.16)   (0.86)
                                                =================
Dividends per share of common stock               $0.615    0.60
                                                =================
Weighted average shares outstanding               3,045    3,084

See accompanying notes to consolidated financial statements.


                    SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                         (In thousands)
                             ASSETS              MARCH   DECEMBER
                                                  2000       1999
                                               ------------------
Utility plant                                  $438,394   432,262
Less accumulated depreciation and amortization  132,413   129,828
                                               ------------------
     Net utility plant                          305,981   302,434

Nonutility property                              10,089    10,133
Current assets:
  Cash and equivalents                              850       124
  Accounts receivable and accrued revenue        11,778    12,580
  Prepaid expenses and other                      1,022     1,096
                                                -----------------
     Total current assets                        13,650    13,800

Other assets:
  Investment in Calif.Water Service Group        25,093    33,342
  Investment in joint venture                     1,210     1,210
  Debt issuance and reacquisition costs           3,840     3,880
  Regulatory assets                               5,185     5,177
  Goodwill                                        1,893     1,914
  Other                                             499       537
                                               ------------------
     Total other assets                          37,720    46,060
                                               ------------------
                                               $367,440   372,427
                                               ==================
                 CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                 $  9,516     9,516
  Additional paid-in capital                     12,357    12,357
  Retained earnings                             112,512   113,058
  Accumulated other comprehensive income          4,096     8,963
                                               ------------------
Shareholders' equity                            138,481   143,894
Long-term debt                                   90,000    90,000
                                               ------------------
     Total capitalization                       228,481   233,894
Current liabilities:
  Line of credit                                  5,100     3,300
  Accounts payable                                1,568       476
  Accrued interest                                1,999     2,751
  Accrued pump taxes and purchased water          2,520     3,072
  Accrued taxes payable                           2,990     3,849
  Other current liabilities                       4,574     3,394
                                               ------------------
     Total current liabilities                   18,751    16,842
Deferred income taxes and tax credits            24,513    28,152
Other noncurrent liabilities                      3,028     2,794
Advances for and contributions in aid of
  construction                                   92,667    90,745
                                               ------------------
                                               $367,440   372,427
                                               ==================
See accompanying notes to consolidated financial statements
                      SJW CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                              THREE MONTHS ENDED
                                                      MARCH 31
                                                    2000    1999
Operating activities:                         ------------------
Net income                                        $1,327   1,781
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                    2,961   2,563
  Deferred income taxes and credits               (3,639) (2,731)
  Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue        802     962
      Prepaid expenses and other                      74     268
      Accounts payable & other current liabilities 2,272  (1,623)
      Accrued pump taxes and purchased water        (552)   (459)
      Accrued taxes payable                         (859)  1,652
      Accrued interest                              (752)   (753)
      Other changes, net                           3,816   3,364
                                                  ---------------
      Net cash provided by operating activities    5,450   5,024
Investing activities:
  Additions to utility plant                      (6,693) (7,429)
  Cost to retire utility plant                      (176)   (128)
                                                  ---------------
      Net cash used in investing activities       (6,869) (7,557)
Financing activities:
  Borrowings on line of credit                     1,800   3,200
  Dividends paid                                  (1,873) (1,898)
  Advances and contributions
    in aid of construction                         2,448   1,092
  Refunds of advances                               (230)   (223)
  Purchase of common stock                             -  (7,111)
                                                  ---------------
      Net cash provided by
      (used in) financing activities               2,145  (4,940)
                                                  ---------------
Net change in cash and equivalents                   726  (7,473)
                                                  ---------------
Cash and equivalents, beginning of period            124   8,066
                                                  ---------------
Cash and equivalents, end of period               $  850     593
                                                  ===============
Supplemental disclosures of cash flow information:
    Cash paid during period for:
      Interest                                    $2,562  $2,517
      Income taxes                                $2,548       -

See accompanying notes to consolidated financial statements




SJW CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000

NOTE I - General
         -------

In the opinion of SJW Corp.,(the Corporation), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements incorporated by reference in SJW Corp.'s 1999 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share is not shown.

SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers. Nonutility revenue, assets, and net income do not have a material effect on the corporation's financial condition and results of operation.

NOTE II - The Merger
          ----------
On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, a wholly owned subsidiary of American Water will merge with and into SJW Corp.

Under the terms of the Merger Agreement, each share of the corporation's common stock outstanding on the closing date would be converted into the right to receive $128 per share in cash. SJW Corp. expects that the transaction will be completed within twelve months, following all required regulatory approvals,and the termination of the waiting period under federal antitrust laws. Shareholders of SJW Corp.approved the Merger Agreement at the Annual Meeting of the Shareholders held on April 20, 2000.







ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources:
-------------------------------
SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $28,000,000 at rates which approximate the bank's prime or reference rate. At March 31, 2000, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $22,900,000.

San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities in order to comply with environmental regulations. Company-financed net capital expenditures for 2000 are estimated at $24,500,000. For the five-year period from 2000 to 2004, San Jose Water Company's net capital expenditures are estimated to aggregate $120,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

General:
-------
SJW Corp. is a holding company that was created in 1985 through an agreement of merger with San Jose Water Company. SJW Corp.
has operational and financial flexibility and can engage in nonutility activities.

San Jose Water Company is a public utility in the business of providing water service to approximately 979,000 people in the metropolitan San Jose area.

SJW Land Company, a wholly owned subsidiary, was formed in 1985 for the purpose of real estate development. It operates parking facilities located adjacent to the Corporation's headquarters and the San Jose Arena. SJW Land Company also owns a commercial building in San Jose and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

SJW Corp. also owns 1,099,952 shares of California Water Service
Group.

Results of Operations:
---------------------
Overview
--------
SJW Corp.'s consolidated net income for the first quarter of 2000 was $1,327,000, a decrease of 25% from $1,781,000 in the first quarter of 2000. Dry weather in the first quarter caused customers to increase water usage, and as a result, revenue was higher than 1999 first quarter levels. Despite the higher revenue, consolidated net income decreased. The decrease in consolidated net income is due primarily to certain expenses which were incurred in conjunction with SJW Corp.'s merger with American Water Works Company, Inc., of which regulatory approval is pending.

Operating Revenue
-----------------
The change in consolidated operating revenue from the same period in 1999 is due to the following factors:

                                         Three months ended
                                      March 31, 2000 vs. 1999
                                      -----------------------
                                         Increase
Utility:
  Consumption                         $ 1,401,000          6.7%
  New customers                           104,000          0.5
  New rates                               851,000          4.0
  Real estate                             114,000          0.5
-----------------------------------------------------------------
                                      $ 2,470,000         11.7%
=================================================================


Operating Expense
-----------------
The change in consolidated operating expense, excluding income taxes, from the same period in 1999 is due to the following:

                                         Three months ended
                                      March 31, 2000  vs. 1999
                                     ------------------------
                                         Increase

Operation and maintenance             $ 2,478,000         14.8%
Depreciation                              398,000          2.4
General taxes                              80,000          0.5
-----------------------------------------------------------------
                                      $ 2,956,000         17.7%
=================================================================

The increase in operation and maintenance expense is due primarily to increased water production costs, resulting from the increase in customer water consumption, and the additional merger-related employee compensation in the first quarter of 2000.

Income tax expense decreased $310,000, or 26%, in comparison to the first quarter of 1999. The effective rate for each period is approximately 40%.

Interest expense increased $50,000, or 3%, due to the increase in borrowing.

Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and is not indicative of the results for the calendar year. The average usage per metered customer in the first quarter of 2000 increased 10% from the first quarter of 1999.


Water Supply
------------

On April 26, 2000, Santa Clara Valley Water District's ten storage reservoirs were 87% full with 147,711 acre feet of water, which is above average for the past 20 years. The rainfall in the winter of 2000 maintained a slightly above average surface water supply for the Corporation. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

Regulatory Affairs
------------------

On February 18, 2000, San Jose Water Company filed its application for a general rate increase effective for the year 2001 through 2003. The Company is requesting a return on equity of 11.75% for the years 2001 through 2003. Recent rates of return on common equity authorized by the Commission have been in the 10% range for water utilities.

                   PART II. OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2000 Annual Meeting of Shareholders of the Corporation held on April 20, 2000, nine directors were re-elected to the Board of Directors, and the appointment of KPMG LLP as independent auditors for 2000 was ratified by the following votes:

Name of Director                   In Favor      Against

Mark L. Cali                      2,873,153       29,501
J. Philip DiNapoli                2,873,228       29,426
Drew Gibson                       2,873,256       29,401
Ronald R. James                   2,872,513       30,141
George Moss                       2,873,625       29,026
Roscoe Moss, Jr.                  2,873,650       29,001
W. Richard Roth                   2,873,189       29,465
Charles J. Toeniskoetter          2,873,088       29,566
J.W. Weinhardt                    2,853,256       29,401

Ratification of appointment of independent auditors for 2000:

In Favor                 Against             Abstaining

2,842,439                23,428              36,787

The shareholder proposal set forth in the Corporation's Proxy
Statement for the 2000 Annual Meeting of Shareholders held on April 20,2000 was not approved by the following votes:

In Favor       Against        Abstaining     Non-votes

387,126        2,025,873      101,753        387,902

The proposal to approve and adopt the Agreement and Plan of Merger, dated as of October 28, 1999, a copy of which was included with the notice of the meeting and mailed to all shareholders of record on March 22, 2000, which provides that the Corporation will be merged into a wholly owned subsidiary of American Water, was approved by the following votes:

In Favor       Against        Abstaining          Non-votes

2,449,722      37,413         36,272              379,247

ITEM 5.   OTHER INFORMATION


On April 20, 2000, the Board of Directors of the Corporation declared the regular quarterly dividend of $.615 per common share. The dividend will be paid June 1, 2000, to shareholders of record as of the close of business on May 1, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits required to be filed by Item 601 of Regulation
S-K.

There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2000.

     (b.) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
March 31, 2000.


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

SJW Corp.

Date:                  By   /s/
                          ----------------
                          ANGELA YIP
                          Chief Financial Officer & Treasurer
`