Form 10-Q
period 2000-06-30
SJW CORP
filed 2000-08-07
CIK 766829

13
                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

For Quarter Ended          June 30, 2000
-----------------------------------------------------------------------

Commission file number         1-8966
-----------------------------------------------------------------------

                              SJW Corp.
-----------------------------------------------------------------------
        Exact name of registrant as specified in its charter)

     California                               77-0066628
-----------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer
 incorporation or organization)         Identification No.)

     374 West Santa Clara Street, San Jose, CA            95196
-----------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

                          408-279-7800
-----------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                         Not Applicable
-----------------------------------------------------------------------
 (Former name, former address and former fiscal year changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of August 1, 2000 and as of the date of this report are 3,045,147.


                     PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
         --------------------

                       SJW CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME
                               (UNAUDITED)
             (In thousands, except share and per share data)

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30                 JUNE 30

                               2000         1999         2000      1999
------------------------------------------------------------------------
Operating revenue           $33,064       30,188       56,601    51,255
Operating expense:
  Operation:
    Purchased water           8,100        7,138       12,830    11,069
    Power                     1,074          954        1,707     1,516
    Pump taxes                4,852        3,928        7,677     6,280
    Other                     5,483        4,735       11,257     9,495
  Maintenance                 1,752        1,662        3,495     3,283
  Property and other
    nonincome taxes             982          925        1,998     1,861
  Depreciation and
    amortization              2,962        2,553        5,923     5,116
  Income taxes                2,227        2,745        3,101     3,929
------------------------------------------------------------------------
Total operating expenses     27,432       24,640       47,988    42,549
------------------------------------------------------------------------
Operating income              5,632        5,548        8,613     8,706

Other income                     22           99          111       230
Dividend income                 302          298          605       597
Merger-related costs        (1,376)            -      (1,539)         -
Interest and other charges  (1,858)      (1,870)      (3,741)   (3,677)
------------------------------------------------------------------------
Net income                  $ 2,722        4,075        4,049     5,856
========================================================================
Other comprehensive income
  (loss):
  Unrealized gain (loss)
    on investment             1,581        1,787      (6,668)   (5,706)
  Income taxes related to
    other comprehensive
    income (loss)             (648)        (732)        2,734     2,340
------------------------------------------------------------------------
Other comprehensive income
  (loss), net                   933        1,055      (3,934)   (3,366)
------------------------------------------------------------------------
Comprehensive income        $ 3,655        5,130          115     2,490
========================================================================
Basic earnings per share      $0.89         1.34         1.33      1.91
Comprehensive income per
  share                        1.20         1.68         0.04      0.81
Dividends per share of
  common stock                 0.615        0.60         1.23      1.20
Weighted average shares
  outstanding              3,045,147   3,045,147    3,045,147 3,064,814

See accompanying notes to condensed consolidated financial statements.


                       SJW CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)
                             (In thousands)

                                                 JUNE 30    DECEMBER 31
                                                   2000         1999
ASSETS
Utility plant                                   $445,435       432,262
Less accumulated depreciation and amortization   134,984       129,828
-----------------------------------------------------------------------
  Net utility plant                              310,451       302,434
Nonutility property                               10,095        10,133
Current assets:
  Cash and equivalents                               375           124
  Accounts receivable and accrued
    revenue                                       17,288        12,580
  Prepaid expenses and other                       1,296         1,096
-----------------------------------------------------------------------
Total current assets                              18,959        13,800
Other assets:
  Investment in California Water Service Group    26,674        33,342
  Investment in joint venture                      1,210         1,210
  Debt issuance and reacquisition costs            3,799         3,880
  Regulatory assets                                5,187         5,177
  Goodwill                                         1,872         1,914
  Other                                              766           537
-----------------------------------------------------------------------
Total other assets                                39,508        46,060
-----------------------------------------------------------------------
                                                $379,013       372,427
=======================================================================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                  $  9,516         9,516
  Additional paid-in capital                      12,357        12,357
  Retained earnings                              113,362       113,058
  Accumulated other comprehensive income           5,029         8,963
-----------------------------------------------------------------------
Shareholders' equity                             140,264       143,894
Long-term debt                                    90,000        90,000
-----------------------------------------------------------------------
Total capitalization                             230,264       233,894
Current liabilities:
  Line of credit                                   7,400         3,300
  Accrued interest                                 2,762         2,751
  Accounts payable                                   292           476
  Accrued pump taxes and purchased
    water                                          5,158         3,072
  Accrued taxes                                    3,484         3,849
  Other current liabilities                        5,328         3,394
-----------------------------------------------------------------------
Total current liabilities                         24,424        16,842
Deferred income taxes and tax credits             24,854        28,152
Other noncurrent liabilities                       3,557         2,794
Advances for and contributions in aid
  of construction                                 95,914        90,745
-----------------------------------------------------------------------
                                                $379,013       372,427
=======================================================================

See accompanying notes to condensed consolidated financial statements.

                       SJW CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                           (In thousands)
                                                    SIX MONTHS ENDED
                                                         JUNE 30
                                                   2000          1999
-----------------------------------------------------------------------
Operating activities:
  Net income                                      $4,049         5,856
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                5,923         5,116
      Deferred income taxes and credits          (3,298)       (1,973)
      Changes in operating assets and liabilities:
        Accounts receivable and accrued revenue  (4,708)       (4,514)
        Prepaid expenses and other                 (200)           126
        Accounts payable and other current
          liabilities                              1,750           151
        Accrued pump taxes and purchased water     2,086         2,053
        Accrued taxes                              (365)         3,080
        Other changes, net                         3,608         2,991
-----------------------------------------------------------------------
Net cash provided by operating activities          8,845        12,886
-----------------------------------------------------------------------
Investing activities:
  Additions to utility plant                    (14,329)      (14,039)
  Additions to nonutility property                  (47)          (53)
  Cost to retire utility plant                     (333)         (219)
-----------------------------------------------------------------------
Net cash used in investing activities           (14,709)      (14,311)
-----------------------------------------------------------------------
Financing activities:
  Dividends paid                                 (3,745)       (3,725)
  Borrowings on line of credit                     4,100         2,900
  Advances and contributions in aid of
    construction                                   6,452         4,576
  Refunds of advances                              (692)         (679)
  Purchase and retirement of common stock              -       (7,111)
-----------------------------------------------------------------------
Net cash provided by(used in) financing activities 6,115       (4,039)
-----------------------------------------------------------------------
Net change in cash and equivalents                   251       (5,464)
-----------------------------------------------------------------------
Cash and equivalents, beginning of period            124         8,066
-----------------------------------------------------------------------
Cash and equivalents, end of period              $   375         2,602
=======================================================================
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                     $ 3,651         3,524
    Income taxes                                   4,018           517

See accompanying notes to condensed consolidated financial statements.


                       SJW CORP. AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                              June 30, 2000

NOTE I - GENERAL
         -------

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

     Under the terms of the Merger Agreement, each share of the corporation's common stock outstanding on the closing date would be converted into the right to receive $128 per share in cash. SJW Corp. expects that the transaction will be completed within tweleve months, following all required regulatory approvals. The California Public Utilities Commission (CPUC) Staff has requested from the CPUC an extension of review period by 60 days. If granted, a decision will not be available until after the end of the year. Shareholders of SJW Corp. approved the Merger Agreement at the Annual Meeting of the Shareholders held on April 20, 2000.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

     Liquidity and Capital Resources:

     SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $28,000,000 at rates which approximate the bank's prime or reference rate. On June 30, 2000, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $20,600,000.

     San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment, transmission and distribution, and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 2000 are estimated at $24,500,000. For the five year period from 2000 to 2004, San Jose Water Company's net capital expenditures are estimated to aggregate $120,000,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

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

     Results of Operations:

     Overview

     SJW Corp.'s consolidated net income for the second quarter of 2000 was $2,722,000, a decrease of 33% from $4,075,000 in the second quarter of 1999. The decrease in consolidated net income was due primarily to higher water production costs and certain expenses which were incurred in conjunction with SJW Corp.'s previously announced merger with American Water Works Company, Inc., of which regulatory approval is pending.

     Operating Revenue

     The change in consolidated operating revenue from the same period in 1999 was due to the following factors:

                            Three months ended     Six months ended
                            June 30 2000 vs. 1999  June 30 2000 vs. 1999
     Operating Revenue      Increase/(decrease)    Increase/(decrease)
     ------------------------------------------------------------------
     Utility:
       Consumption          $1,221,000     4%       $2,622,000    5%
       New Rates             1,189,000     4%        2,040,000    4%
       New Customers           202,000     1%          306,000    -%
     Parking & Rental         $264,000     1%         $378,000    1%
     ------------------------------------------------------------------
                           $2,876,000    10%       $5,346,000   10%


     Operating Expense

     The change in consolidated operating expense, excluding income taxes, from the same period in 1999 was due to the following:

                            Three months ended     Six months ended
                            June 30 2000 vs. 1999  June 30 2000 vs. 1999
     Operating Expense      Increase/(decrease)    Increase/(decrease)
     -------------------------------------------------------------------
     Operation and Maintenance  $2,844,000   13%     $5,323,000    14%
     Depreciation                  409,000    2%        807,000     2%
     General Taxes                  57,000    -%        137,000     -%
     -------------------------------------------------------------------
                                $3,310,000   15%     $6,267,000    16%

     The increase in operation and maintenance expense was primarily due to increased water production costs from higher water consumption and the additional merger-related employee compensation and pension benefits.

     Income tax expense decreased $518,000 or 19% in comparison to the second quarter of 1999. Year-to-date income tax expense decreased $828,000 over the same six-month period of 1999. The effective income tax rate for the second quarter of 2000 was 45% due to the non-deductibility of certain merger-related expenses.


     Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Average usage per metered customer for the second quarter of 2000 increased 4% over the same period in 1999 and year-to-date average usage per metered customer increased 6% from the same six-month period in 1999.


     Water Supply
     ------------

     On July 26, 2000, Santa Clara Valley Water District's ten storage reservoirs were 73% full with 124,446 acre feet of water, which is above average for the past 20 years. The rainfall in the winter of 2000 maintained a slightly above average surface water supply for the Corporation. Surface water is a less costly source of water and its availability significantly impacts the results of operation.




     Regulatory Affairs
     ------------------

     On February 18, 2000, San Jose Water Company filed its application for a general rate increase effective for the year 2001 through 2003. The Company is requesting a return on equity of 11.75% for the years 2001 through 2003. Recent rates of return on common equity authorized by the Commission have been in the 10% range for water utilities.


                       PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION
         -----------------

     On July 20, 2000, the Board of Directors declared the regular quarterly dividend of $.615 per common share. The dividend will be paid September 1, 2000 to shareholders of record as of the close of business on August 1, 2000.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     (a.) Exhibits required to be filed by Item 601 of Regulation S-K
          There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2000.
     (b.) Reports on Form 8-K
          No reports on Form 8-K have been filed during the quarter ended June 30, 2000.



Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

                                   SJW Corp.


     Date:  August 4, 2000         By /s/ Angela Yip
                                   -------------------
                                   Angela Yip
                                   Chief Financial Officer and Treasurer