Form 10-Q
period 2000-09-30
SJW CORP
filed 2000-11-13
CIK 766829

7.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended     September 30, 2000
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of November 1, 2000 and as of the date of this report are 3,045,147.


                 PART 1.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
          --------------------
                   SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME
                           (UNAUDITED)
              (In thousands, except share amounts)

                           THREE MONTHS ENDED  NINE MONTHS ENDED
                              SEPTEMBER 30        SEPTEMBER 30
                              2000      1999      2000      1999
                          --------------------------------------
Operating revenue         $39,181    37,661    95,782    88,916
Operating expenses:
  Operation:
     Purchased water       10,321    10,015    23,151    21,085
     Power                  1,510     1,298     3,217     2,814
     Pump taxes             6,261     5,396    13,938    11,676
     Other                  5,460     5,143    16,717    14,638
  Maintenance               1,735     1,805     5,230     5,087
  Property and other
     nonincome taxes        1,027       999     3,025     2,861
  Depreciation and
     amortization           2,962     2,558     8,885     7,674
  Income taxes              3,457     3,657     6,558     7,586
Total operating           --------------------------------------
     expenses              32,733    30,871    80,721    73,421
                          --------------------------------------
Operating income            6,448     6,790    15,061    15,495

Dividend                      302       298       907       895
Merger-related costs         (64)         -   (1,603)         -
Interest and other charges(1,899)   (1,855)   (5,640)   (5,533)
Other income                  173       176       284       407
                          --------------------------------------
Net income                $ 4,960     5,409     9,009    11,264
                          ======================================
Other comprehensive
  income(loss):
  Unrealized gain(loss)
     on investment          2,750     1,375   (3,919)   (4,331)
  Income taxes related to
     other comprehensive
     income (loss)        (1,128)     (564)     1,607     1,776
                            -----------------------------------
Other comprehensive
  income (loss), net        1,622       811   (2,312)   (2,555)
                            -----------------------------------

Comprehensive income       $6,582     6,220     6,697     8,709
                            ===================================
Basic earnings per
  share                    $ 1.63      1.78      2.96      3.68
Comprehensive income
  per share                $ 2.16      2.04      2.20      2.85
Dividends per share        $0.615      0.60      1.845     1.80
Weighted average
  shares outstanding    3,045,147 3,045,147 3,045,147 3,058,258

See accompanying notes to condensed consolidated financial statements.


                   SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                         (In thousands)
                                      SEPTEMBER 30   DECEMBER 31
                                          2000          1999
ASSETS                                --------------------------
Utility plant and intangible
  assets                                  $453,795      432,262
Less accumulated depreciation and
  amortization                             137,398      129,828
                                      -------------------------
  Net utility plant                        316,397      302,434
Nonutility property                          9,977       10,133
Current assets:
  Cash and equivalents                       1,629          124
  Accounts receivable and accrued revenue   18,315       12,580
  Prepaid expenses and other                 1,697        1,096
                                      -------------------------
  Total current assets                      21,641       13,800
Other assets:
  Investment in California Water
  Service Group                             29,424       33,342
  Investment in joint venture                1,255        1,210
  Debt issuance and reacquisition costs      3,759        3,880
  Regulatory assets                          5,192        5,177
  Goodwill                                   1,850        1,914
  Other                                        555          537
                                      -------------------------
  Total other assets                        42,035       46,060
                                      -------------------------
                                          $390,050      372,427
                                      =========================



CAPITALIZATION AND LIABILITIES
  Capitalization:
  Common stock                            $  9,516        9,516
  Additional paid-in capital                12,357       12,357
  Retained earnings                        116,449      113,058
  Accumulated other comprehensive income     6,651        8,963
                                      -------------------------
Shareholders' equity                       144,973      143,894
Long-term debt                              90,000       90,000
                                        ------------------------
Total capitalization                       234,973      233,894
Current liabilities:
    Line of credit                           8,300        3,300
    Accrued interest                         2,018        2,751
    Accounts payable                         1,586          476
    Accrued pump taxes and purchased water   7,376        3,072
    Accrued taxes                            3,132        3,849
    Other current liabilities                6,122        3,394
                                        ------------------------
Total current liabilities                   28,534       16,842

Deferred income taxes and tax credits       26,149       28,152
Advances for and contributions in aid
  of construction                           96,555       90,745
Other noncurrent liabilities                 3,839        2,794
                                      -------------------------
                                          $390,050      372,427
                                      =========================
See accompanying notes to condensed consolidated financial
statements.
                   SJW CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (In thousands)
                                            NINE MONTHS ENDED
                                              SEPTEMBER 30
                                             2000        1999
Operating activities:                   ------------------------
  Net income                              $   9,009      11,264
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization              8,885       7,674
   Deferred income taxes and credits        (2,003)     (1,338)
   Changes in operating assets and
   liabilities:
      Accounts receivable and accrued revenue(5,735)     (5,830)
      Prepaid expenses and other              (601)       (160)
      Accounts payable and other
      Current liabilities                     3,838        (53)
      Accrued pump taxes and purchased water  4,304       2,368
      Accrued taxes                           (717)       2,965
      Accrued interest                        (733)       (731)
  Other changes, net                          3,155       2,923
                                        ------------------------
Net cash provided by operating activities    19,402      19,082
                                        ------------------------

Investing activities:
     Additions to utility plant            (23,511)    (22,589)
     Additions to nonutility property          (47)        (64)
     Cost to retire utility plant             (418)       (295)
                                        ------------------------
Net cash used in investing activities      (23,976)    (22,948)
                                        ------------------------
Financing activities:
     Dividends paid                         (5,618)     (5,552)
     Net borrowings on line of credit         5,000       2,900
     Advances and contributions in aid of
       construction                           7,913       7,809
     Refunds of advances                    (1,216)     (1,172)
     Purchase and retirement of common stock      -     (7,111)
                                      -------------------------
Net cash provided by (used in)financing
  activities                                  6,079     (3,126)
                                        ------------------------
Net change in cash and equivalents            1,505     (6,992)
Cash and equivalents, beginning of period       124       8,066
                                        ------------------------
Cash and equivalents, end of period          $1,629       1,074
                                        ========================
Supplemental disclosures of cash flow information:
     Cash paid during period for:
     Interest                                $6,298       6,069
     Income taxes                             8,448       5,027


See accompanying notes to condensed consolidated financial statements.


                   SJW CORP. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2000

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

     Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share are not shown.

     SJW Corp., and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customer. Nonutility revenue, assets, and net income do not have a material effect on the corporation's financial condition and results of operations.


NOTE II - Merger

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

     The transaction also requires the approval of the California Public Utilities Commissioner (CPUC). The CPUC Staff has established a schedule for consideration of the proposed merger that would allow for a decision in April 2001. SJW Corp. has also received a report from the CPUC's Office of Ratepayers' Advocates indicating that the Office will oppose the merger application as filed as not providing substantial and tangible benefits to ratepayers. SJW Corp and American Water strongly disagree with the report and filed rebuttal testimony with the CPUC contesting the report. Meanwhile, SJW Corp. and American Water continue to work to complete the merger. There is, however, no assurance that CPUC approval will be obtained on a timely basis, or at all.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (dollars in thousands):

     This report contains forward looking statements relating to future events and financial performance of the company. Such forward looking statements are identified by words including " expect", "estimate", "anticipate", and similar expressions. The company's actual results could differ materially from those discussed in such forward looking statements.

     Liquidity and Capital Resources:

     SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $40,000 at rates which approximate the bank's prime or reference rate. At September 30, 2000, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $31,700.

     San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 2000 are estimated at $24,500. For the five-year period from 2000 to 2004, San Jose Water Company's net capital expenditures are estimated to aggregate $120,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

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

     SJW Land Company, a wholly owned subsidiary, was formed in 1985 for the purpose of real estate development. It owns parking facilities located adjacent to the Company's headquarters and the San Jose Arena. SJW Land Company also owns an investment property and various real estate in the San Jose area, and 70% limited partnership interest in 444 West Santa Clara Street, L.P.

     Results of Operations


     Overview

     SJW Corp.'s consolidated net income for the third quarter of 2000 was $4,960, a decrease of 8% from $5,409 in the third quarter of 1999. The earnings decrease was due primarily to higher water production costs. Earnings for the nine months of 2000 decreased 20% from $9,009 to $11,264 in comparison with the same period in 1999. The decrease in consolidated net income was due primarily to higher water production costs and certain expenses which were incurred in conjunction with SJW Corp.'s previously announced merger with American Water.


     Operating Revenue

     The change in consolidated operating revenue from the same period in 1999 was due to the following factors:

                     Three months ended     Nine months ended
                     Sept.30 2000 vs 1999   Sept.30 2000 vs 1999
                     Increase/(decrease)    Increase/(decrease)
     -----------------------------------------------------------
     Utility:
       Consumption        $494      1.3%      3,116      3.5%
       New customers       307      0.8         613      0.7
       Rate increases      633      1.7       2,673      3.0
     Real estate            86      0.2         464      0.5
     -----------------------------------------------------------
                        $1,520      4.0%      6,866      7.7%
     ===========================================================
     Average usage per metered customer in the third quarter of 2000 was 1.3% higher than the third quarter of 1999. Year-to-date metered customer usage increased 3.5% in comparison to the same period in 1999.

     Operating Expense

     The change in consolidated operating expense, excluding income taxes, from the same period in 1999 was due to the following:


                     Three months ended     Nine months ended
                     Sept.30 2000 vs 1999   Sept.30 2000 vs 1999
                     Increase/(decrease)    Increase/(decrease)
     -----------------------------------------------------------
     Operation and
     Maintenance        $1,630      6.0%      6,953     10.6%
     Depreciation          404      1.5       1,211      1.8
     General taxes          28        -         164       .2
     -----------------------------------------------------------
                        $2,062      7.5%      8,328     12.6%
     ===========================================================
     The higher third quarter operation and maintenance expense in 2000 was attributable to increased water production cost as a result of rate increases in Santa Clara Valley Water District's purchased water and pump tax costs, and merger-related employee compensation and pension benefits. Year-to-date operation and maintenance expense for 2000 increased due to the above-mentioned cost increases and higher customer water consumption.

     Other

     The effective income tax rates for the current quarter and nine months year-to-date of 2000 were slightly above the rates for the same comparable periods in 1999 due to the non-deductibility of certain merger-related expenses.

     Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Results of the first nine months of 2000 may not be indicative of results for the full year.

     Water Supply

     On November 6, 2000, Santa Clara Valley Water District's 10 reservoirs were 55% full with 88,265 acre feet of water in storage -- which is about average for the past 20 years. While at the same time, the water level in the Santa Clara ground water basin and the year to date rainfall approximated the 30-year average.

     Regulatory Affairs

     On July 1, 2000, San Jose Water Company received CPUC approval for an offset rate increase in the amount of $2,100 or 2% to offset the purchased water and pump tax rate increase instituted by the Santa Clara Valley Water
     District. An offset rate increase is a cost reimbursement and is not designed to increase the earnings of the utility.

     On February 18, 2000, San Jose Water Company filed its application for a general rate increase effective for the year 2001 through 2003. The Company is requesting a return on equity of 11.75% for the years 2001 through 2003. Recent rates of return on common equity authorized by the CPUC have been in the 10% range for water utilities.
     The CPUC is expected to issue a proposed decision before the end of the year.

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

     The transaction also requires the approval of the California Public Utilities Commissioner (CPUC). The CPUC Staff has established a schedule for consideration of the proposed merger that would allow for a decision in April 2001. SJW Corp. has also received a report from the CPUC's Office of Ratepayers' Advocates indicating that the Office will oppose the merger as not providing substantial and tangible benefits to ratepayers. SJW Corp and American Water strongly disagree with the report and filed rebuttal testimony with the CPUC contesting the reports and conclusion. Meanwhile, SJW Corp. and American Water continue to work to complete the merger. There is, however, no assurance that CPUC approval will be obtained on a timely basis, or at all.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

     The Corporation has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to changes in market rates and prices.

                   PART II. OTHER INFORMATION


Item 5. OTHER INFORMATION

        On October 26, 2000, the Board of Directors declared the regular quarterly dividend of $.615 per common share.
        The dividend will be paid December 1, 2000 to shareholders of record as of the close of business on November 6, 2000.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits required to be filed by Item 601 of Regulation
               S-K.

        There were no exhibits required to be filed by Item 601 of regulation SK for the quarter ended September
        30,2000.

     (b)  Reports on Form 8-K

        SJW Corp. filed its 8-K report with the Commission an August 28, 2000. SEC FILE NO 1-8966.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SJW Corp.


Date: November 10, 2000         By   /s/Angela Yip
                                ------------------
                                Angela Yip,
                                Chief Financial Officer
                                and Treasurer