Form 10-K
period 2000-12-31
SJW CORP
filed 2001-03-21
CIK 766829

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2000
                                or
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period                to
                         ---------------------------------------
                     Commission file number 1-8966

                            SJW CORP.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

       California                               77-0066628
-----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

  374 West Santa Clara Street, San Jose, California    95196
-----------------------------------------------------------------
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code 408-279-7800

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OF THE ACT:

Title of each class                 Name of each exchange
                                    on which registered

Common Stock, Par Value $3.125      American Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               None
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant - $154,030,184 on March 6, 2001.

Shares of common stock outstanding on March 6, 2001 - 3,045,147.




EXHIBIT INDEX

The Exhibit Index to this Form 10-K is located in Part IV, Item
14 of this document.


TABLE OF CONTENTS

PART I                                                      Page
------                                                      ----
     FORWARD-LOOKING STATEMENTS                               5

     Item 1.  BUSINESS                                        6

          a.  General Development of Business                 7
          b.  Financial Information about Industry Segments   8
          c.  Narrative Description of Business               9
              General                                         9
              Water Supply                                    9
              Franchises                                     10
              Seasonal Factors                               10
              Competition and Condemnation                   10
              Environmental Matters                          11
              Employees                                      11
              Financial Information about Foreign and
                Domestic Operations and Export Sales         11

     Item 2.  PROPERTIES                                     12

     Item 3.  LEGAL PROCEEDINGS                              12

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                               13

PART II

     Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                13

              a.  Market Information                         13
              b.  Holders                                    13
              c.  Dividends                                  13

     Item 6.  SELECTED FINANCIAL DATA                        13

     Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS  15

     Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                              21

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA    21

     Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE         40

PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
               REGISTRANT                                    40

     Item 11.  EXECUTIVE COMPENSATION                        45

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                         49

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS                                  50


PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K                       50

EXHIBIT INDEX                                                51

SIGNATURES                                                   55

PART I

FORWARD-LOOKING STATEMENTS
--------------------------
This report contains forward-looking statements relating to future events and financial performance of SJW Corp. Such forward-looking statements are identified by words including "expect", "estimate", "anticipate" and similar expressions. SJW Corp.'s actual results could differ materially from those discussed in such forward-looking statements. Important factors that could cause or contribute to such differences are included below.

The California Public Utilities Commission's (CPUC) policy and regulations can adversely affect San Jose Water Company's operating results through the availability, timeliness and amount of rate relief. The CPUC's willingness to allow San Jose Water Company to recover its capital expenditures, to offset its incremental production and operating costs increase, and to provide financial and operational flexibility to engage in nonregulated operations can also affect San Jose Water Company's operating results.

San Jose Water Company's sales and therefore its operating results could be adversely affected by several events:

	Difficulties in obtaining a secured high-quality water supply from the Santa Clara Valley Water
	District (SCVWD) which receives its allotment from the state and federal water projects could prevent the company from satisfying its customer demand within its service area;

	Fluctuation of customer sales due to lifestyle or weather;

	Availability of recycled water and its acceptance by customers as a substitute to potable water; and

	Economic development and growth in San Jose Water
	Company's service area.

The expenses of SJW Corp. and its subsidiaries and therefore the operating results of SJW Corp. could be adversely affected by the following:

	Fluctuation of high-quality surface water availability from San Jose Water Company's Santa Cruz
	Mountain Watershed, which produces a less costly water supply, could result in the need to procure more costly water from other sources;

	The availability of affordable and efficient energy resources to extract and boost water from the groundwater basin to the distribution system, and to operate equipment and machinery necessary in providing water service to the customers could increase operating expenses;

	Stringent environmental and water quality regulations could increase San Jose Water Company's water quality compliance costs and hamper San Jose Water Company's available water supplies;

	Consequences from pollution and contamination of San
	Jose Water Company's wells and source of supply could result in the need to procure more costly water from other sources;

	The level of labor and non-labor operating and maintenance expenses as affected by inflationary forces and collective bargaining power could adversely affect the operating and maintenance expenses of SJW Corp.;

	Cost and other effects of lawsuits against SJW Corp. or its subsidiaries, whether civil, environmental, product-related or liability-related could increase SJW Corp.'s legal, liability and insurance costs.

The City of Cupertino's lease operation could be adversely affected by the capital requirements, the ability of San Jose
Water Company to raise rates through the Cupertino City Council and the level of operating and maintenance expenses.

SJW Land Company's expenses and operating results also could be adversely affected by the parking lot activities, the San Jose
Arena events, ongoing local, state and federal land use development activities and regulations, future economic conditions, and the development and fluctuations in the sale of the undeveloped properties.

See also the heading "Factors That May Adversely Affect Future
Operation Results" under Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations".

SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements.

Item 1.  BUSINESS
a.  General Development of Business

SJW Corp. was incorporated in California on February 8, 1985.
SJW Corp. is a holding company with two wholly owned subsidiaries, San Jose Water Company and SJW Land Company.

San Jose Water Company, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was reorganized under the laws of the State of California in 1931, succeeding a business founded in 1866. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 985,000 people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com.

SJW Land Company was incorporated in October, 1985. SJW Land Company owns and operates parking facilities adjacent to the company's headquarters and the San Jose Arena. SJW Land Company also owns commercial buildings in San Jose and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

SJW Corp. also owns 1,099,952 shares of California Water Service
Group.

In January 2001, SJW Corp. formed Crystal Choice Water Service LLC, a limited liability company, with Kinetico, Incorporated, a leading water conditioning equipment manufacturer. SJW Corp. owns 75% of the joint venture. Crystal Choice Water Service LLC engages in the water conditioning business. The Crystal Choice Water Service LLC operation is not expected to be material to the overall financial position and operating results of SJW Corp.

The Merger
----------
On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (Merger Agreement). SJW Corp. and American Water filed a joint application with the California Public Utilities Commission
(CPUC), requesting approval to complete the transaction. The Merger Agreement set April 28, 2001 as the date after which either party could terminate the agreement if CPUC approval is not obtained.

In August 2000, the CPUC established a schedule for consideration of the proposed merger that contemplated a decision in April, 2001. In October, 2000 the CPUC Office of Ratepayer Advocates issued a report opposing the merger and questioning the benefits to ratepayers. Hearings started in November 2000, and have extended beyond the scheduled completion date. On February 20, 2001, the CPUC revised its ruling scheduling further hearing dates in March and April of 2001, and contemplating a CPUC meeting to consider the proposed decision in September 2001. Following the ruling setting forth the new schedule, American Water announced that it would terminate the Merger Agreement on April 28, 2001, because of regulatory uncertainties and delays, and offered to consent to mutual termination of the agreement.

On March 1, 2001, SJW Corp.'s Board of Directors decided that it would be in the best interest of the company to terminate the Merger Agreement, and accepted American Water's offer for mutual termination.

Regulation and Rates
--------------------
San Jose Water Company's rates, service and other matters affecting its business are subject to regulation by the California Public Utilities Commission (CPUC).

Ordinarily, there are two types of rate increases, general and offset. The purpose of the latter is generally to compensate utilities for increases in specific expenses, such as those for purchased water, pump tax or power.

General rate case decisions usually authorize an initial rate increase followed by two annual step increases designed to maintain the authorized return on equity over a three-year period. General rate applications are normally filed and processed during the last year covered by the most recent rate case in an attempt to avoid regulatory lag.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At December 31, 2000, the balancing account had a net over-collected balance to be refunded of $944,000.

(b)  Financial Information about Industry Segments.

San Jose Water Company generated 99% of SJW Corp.'s consolidated revenue for the years ended December 31, 2000, 1999, and 1998. There were no significant changes in 2000 in the type of products produced or services rendered by San Jose Water Company, or in its markets or methods of distribution.

SJW Land Company contributed 1% to SJW Corp.'s consolidated revenue in 2000, 1999, and 1998. In 1999 and 1998, SJW Land Company sold non utility properties and contributed a higher net income percentage to SJW Corp.'s consolidated income for those respective years.

Dividend income from California Water Service Group generated
11%, 7% and 7% of consolidated income for the years 2000, 1999, and 1998, respectively.

(c)  Narrative Description of Business.

(1) (i)  General

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

(1) (iii)  Water Supply

San Jose Water Company's water supply is obtained from wells, surface run-off or diversion and by purchases from the Santa Clara Valley Water District (SCVWD). Under terms of a master contract with SCVWD expiring in 2051, purchased water provides approximately 40% to 45% of San Jose Water Company's annual production. Surface supplies, which during a year of normal rainfall satisfy about 6% to 8% of San Jose Water Company's current annual needs, provide approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water, increases production costs substantially.

Groundwater levels in 2001 remained at an average level reflecting the impact of the last rainfall season. SCVWD's reservoir storage of approximately 93,643 acre-feet (55% of capacity) was reported on March 7, 2001.

The pumps and motors at San Jose Water Company's groundwater production facilities are propelled by electric power. Over the last few years San Jose Water Company has installed standby power generators at eighteen of its strategic water production sites. In addition, the commercial office and operations control centers are also equipped with standby generators that allow critical distribution and customer service operations to continue during a power outage. The SCVWD also informed San Jose Water Company that its filter plants, which deliver imported water to San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period through pumping water with its standby generators and through the imported water from SCVWD.

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

(1) (iv)  Franchises

San Jose Water Company holds such franchises or permits in the communities it serves as it judges necessary to operate and maintain its facilities in the public streets.

(1) (v)  Seasonal Factors

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by residential customers to vary significantly.

(1) (x)  Competition and Condemnation

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

(1) (xii)  Environmental Matters

San Jose Water Company maintains procedures to produce potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, San Jose Water Company is subject to environmental regulation by various other governmental authorities. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(1) (xiii)  Employees

As of December 31, 2000, San Jose Water Company had 277 employees, of whom 62 were executive, administrative or supervisory personnel, and of whom 215 were members of unions. San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees and the International Union of Operating Engineers, representing certain employees in the engineering department covering the years 2001 through 2003. Both groups are affiliated with the AFL-CIO.

(d)  Financial Information about Foreign and Domestic
     Operations and Export Sales.

Substantially all of SJW Corp.'s revenue and expense are derived from operations located in the County of Santa Clara in the State of California.

Item 2.  PROPERTIES

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

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary proper practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 264 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 2000, a maximum and average of 217 million gallons and 138 million gallons of water per day, respectively, were delivered to the system.

San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor clouds or defects in title which do not materially affect their use.

SJW Land Company owns approximately eight acres of property adjacent to San Jose Water Company's general office facilities, approximately five undeveloped acres of land and commercial properties in the metropolitan San Jose area. The majority of the land adjacent to San Jose Water Company are used as surface parking facilities and generate over 50% of SJW Land Company's revenue. Under a ten-year long term lease, San Jose Water Company leased half of the office space from SJW Land Company's 1265 Bascom Avenue building as its engineering headquarters. Approximately 23% of SJW Land Company's revenue is generated from this commercial building. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara, L.P., a real estate limited partnership that owns and operates an office building.

Item 3.  LEGAL PROCEEDINGS
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a)  Market Information
(1) (i)  Exchange

SJW Corp.'s common stock is traded on the American Stock Exchange under the symbol "SJW".

(1) (ii) High and Low Sales Prices.

The information required by this item as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 2000 and 1999 fiscal years is contained in the section captioned "Market price range of stock" in the tables set forth in Note 11 of "Notes to Consolidated Financial Statements" in Part II, Item 8.

(b)  Holders.

There were 856 record holders of SJW Corp.'s common stock on December 31, 2000.

(c)  Dividends.

Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 229 consecutive quarters and the quarterly rate has been increased during each of the last 33 years. The information required by this item as to the cash dividends paid on common stock in 2000 and 1999 is contained in the section captioned "Dividends per share" in the tables set forth in Note 11 of "Notes to Consolidated Financial Statements" in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Item 6.  SELECTED FINANCIAL DATA

FIVE YEAR STATISTICAL REVIEW
SJW CORP. AND SUBSIDIARIES
                         2000     1999     1998     1997    1996
-----------------------------------------------------------------
CONSOLIDATED RESULTS
OF OPERATIONS (in thousands)
 Operating revenue   $123,157  117,001  106,010  110,084  102,593
 Operating expense:
  Operation            75,008   67,676   57,454   61,382   57,231
  Maintenance           6,881    6,638    6,909    7,087    6,851
  Taxes                11,496   12,713   13,206   13,454   12,234
  Depreciation and
   amortization        11,847   10,235    9,594    8,847    8,671
-----------------------------------------------------------------
     Total operating
     expense          105,232   97,262   87,163   90,770   84,987
-----------------------------------------------------------------
Operating income       17,925   19,739   18,847   19,314   17,606
Interest expense, other
 income and deductions  7,260    3,855    2,829    4,098     (954)
----------------------------------------------------------------
Net income             10,665   15,884   16,018   15,216   18,560
Dividends paid          7,491    7,379    7,419    7,228    7,163
----------------------------------------------------------------
Invested in the
 business              $3,174    8,505    8,599    7,988   11,397
=================================================================
CONSOLIDATED PER SHARE DATA

  Net income            $3.50     5.20     5.05     4.80     5.75
  Dividends paid        $2.46     2.40     2.34     2.28     2.22
  Shareholders' equity
   at year-end         $47.40    47.25    45.19    42.13    37.86
=================================================================

CONSOLIDATED BALANCE SHEET (in thousands)

 Utility plant       $462,892  432,262  403,227  371,200  342,368
 Less accumulated
  depreciation and
  amortization        139,396  129,828  122,809  114,851  107,584
-----------------------------------------------------------------
Net utility
     plant            323,496  302,434  280,418  256,349  234,784
-----------------------------------------------------------------
 Nonutility property    9,979   10,133   11,360    7,301    7,287

 Total assets         391,930  372,427  359,380  323,223  296,536
 Capitalization:
 Shareholders'
  equity              144,325  143,894  143,149  133,553  120,028
   Long-term debt
   (includes current
    maturities)        90,000   90,000   90,000   75,000   76,500
-----------------------------------------------------------------
     Total
     capitalization  $234,325  233,894  233,149  208,553  196,528
=================================================================

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF THE BUSINESS

SJW Corp. is a holding company with two wholly owned subsidiaries: San Jose Water Company and SJW Land Company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 985,000 in an area comprising about 138 square miles in the metropolitan San Jose area. SJW Land Company owns and operates a 900-space surface parking facility located adjacent to the San Jose Arena and also owns commercial buildings and several undeveloped real estate parcels in San Jose. SJW Corp. owns 1,099,952 shares of California Water Service Group.

THE MERGER

On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (Merger Agreement). SJW Corp. and American Water filed a joint application with the California Public Utilities Commission
(CPUC), requesting approval to complete the transaction. The Merger Agreement set April 28, 2001 as the date after which either party could terminate the agreement if CPUC approval is not obtained.

In August 2000, the CPUC established a schedule for consideration of the proposed merger that contemplated a decision in April, 2001. In October, 2000 the CPUC Office of Ratepayer Advocates issued a report opposing the merger and questioning the benefits to ratepayers. Hearings started in November 2000 and have extended beyond the scheduled completion date. On February 20, 2001, the CPUC revised its ruling scheduling further hearing dates in March and April of 2001, and contemplating a CPUC meeting to consider the proposed decision in September 2001. Following the ruling setting forth the new schedule, American Water announced that it would terminate the Merger Agreement on April 28, 2001, because of regulatory uncertainties and delays, and offered to consent to mutual termination of the agreement.

On March 1, 2001, SJW Corp. Board of Directors decided that it would be in the best interest of the company to terminate the Merger Agreement, and accepted American Water's offer for mutual termination.


RESULTS OF OPERATIONS

CONSOLIDATED OPERATING REVENUE          (in thousands)
------------------------------
                                    2000       1999       1998
     ---------------------------------------------------------
     San Jose Water Company     $121,339    115,689    105,025
     SJW Land Company              1,818      1,312        985
     ---------------------------------------------------------
                                $123,157    117,001    106,010
     =========================================================

Consolidated operating revenue for 2000 increased $6,156,000 or 5% over 1999 mainly due to a 3% increase in water consumption, which contributed $2,638,000 to revenue. Rate increases and new customers contributed $3,306,000 and $778,000, respectively, to 2000 revenue. Included in the 2000 revenue was a provision of $1,072,000 for a refund due to customers. The refund reflected a regulatory adjustment on previously capitalized interest on utility plant under construction, which was disallowed by the CPUC. SJW Land Company's revenue improved due to increased parking lot and office rental activities.

Consolidated operating revenue for 1999 increased $10,991,000, or 10%, from 1998 mainly due to a 4% increase in water consumption and increased office rental activities. Rate increases and new customers contributed $6,048,000 and $752,000, respectively, to 1999's revenue.

CONSOLIDATED OPERATING EXPENSE        (in thousands)
------------------------------
                                  2000      1999      1998
     -----------------------------------------------------
     San Jose Water Company    $94,174    86,276    76,559
     SJW Land Company              713       944       566
     SJW Corp.                   2,936     1,168       353
     -----------------------------------------------------
                               $97,823    88,388    77,478
     =====================================================

Consolidated operating expense in 2000, excluding income taxes, increased $9,435,000, or 11%, in comparison with 1999 due to higher purchased water and pump tax rates, increased water consumption and additional administrative compensation accrued in conjunction with the proposed merger. Consolidated operating expense also included a regulatory adjustment of $621,000 of previously capitalized interest on utility plant under construction, which was disallowed by the CPUC.

Consolidated operating expense in 1999, excluding income taxes, increased 14% in comparison with 1998 due to increased water production.

SOURCES OF SUPPLY               (million gallons)
-----------------
                             2000      1999      1998
     ------------------------------------------------
     Purchased water       27,494    27,195    25,436
     Ground water          19,788    18,438    16,379
     Surface water          4,381     5,232     6,246
     Reclaimed water          358       301        79
     ------------------------------------------------
                           52,021    51,166    48,140
     ================================================

Water production in 2000 increased 855 million gallons, or 2%, from 1999. Water production in 1999 increased 3,105 million gallons, or 6%, over 1998. The changes are consistent with the related operating expenses.

The effective consolidated income tax rates for 2000, 1999 and 1998 were 41%, 41% and 40%, respectively. Refer to Note No. 6 of the "Notes to Consolidated Financial Statements" for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

OTHER INCOME AND EXPENSE

The 2000 dividend income increased $17,000, or 1%, over 1999 due to a $.01 per share increase in the California Water Service
Group annual dividend.

San Jose Water Company's interest cost on long-term debt in 2000, including capitalized interest, remained consistent with 1999. San Jose Water Company's weighted average cost of long-term debt, including amortization of debt issuance costs, was 8.04% for the years ended December 31, 2000, 1999 and 1998.

In association with SJW Corp.'s proposed merger with American
Water Works Company, Inc., certain merger-related expenses in the amount of $1,614,000 and $1,588,000 were incurred in 2000 and 1999, respectively.

Other income in 1999 and 1998 included gains on sale of nonutility properties to affiliated and non-affiliated parties.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL REQUIREMENTS

San Jose Water Company's budgeted capital expenditures for 2001 compared to 2000, exclusive of capital expenditures financed by customer contributions and advances, are as follows:

BUDGETED CAPITAL EXPENDITURES            (in thousands)
-----------------------------
                                      2001          2000
     --------------------------------------------------------
     Source of supply              $157    1%    $   72    -%
     Reservoirs and tanks         4,817   20%     3,470   14%
     Pump stations and equipment  2,258    9%     1,391    6%
     Distribution system         14,987   62%    15,286   62%
     Equipment and other          1,778    8%     4,332   18%
     --------------------------------------------------------
                                $23,997  100%   $24,551  100%
     ========================================================

The 2001 capital budget is concentrated in main replacements and facility relocation. Approximately $15 million will be spent to systematically renew San Jose Water Company's aging infrastructure and $2.6 million in upgrading the company's water treatment facilities.

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

Over the past five years, SJW Corp. has paid its shareholders, in the form of dividends, an average of 50% of its net income. The remaining earnings have been reinvested. Capital requirements not funded by earnings are expected to be funded through external financing in the form of unsecured senior notes or a commercial bank line of credit. As of December 31, 2000, SJW Corp. and its subsidiaries had $28.8 million of unused line of credit and over $50 million of borrowing capacity under the terms of the senior note agreements.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity.

In 1998, San Jose Water Company issued $15 million in a Series E unsecured 30-year senior note.

FACTORS THAT MAY AFFECT FUTURE RESULTS

REGULATED OPERATIONS

The results of operations of San Jose Water Company generally depend on the following factors: (1) regulation, (2) surface water supply and (3) operation and maintenance expense.

REGULATION

Principally all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The company's most recent rate case was filed in January 2000. Hearings were completed in the summer of 2000 and the administrative law judge rendered a proposed decision in November 2000. The company is expected to receive the Commission's final decision on the rate increase in the spring of 2001.

In December 2000, San Jose Water Company received a CPUC decision requiring the company to reduce its utility plant by $621,000 of previously capitalized interest on utility plant under construction. San Jose Water Company also accrued $1,072,000 as a refund due to customers as a result of the utility plant reduction. This decision settled the capitalized interest in dispute and the regulatory mechanism regarding capitalized interest in the future.

SURFACE WATER SUPPLY

The level of surface water available in each year depends on the amount of rainfall and run-off collected in San Jose Water Company's Santa Cruz Mountains reservoirs. In a normal year, surface supply provides 6-8% of the total water supply of the system. Surface water is a less costly source of water and its availability may significantly impact the results of operations.

OPERATION AND MAINTENANCE EXPENSE

San Jose Water Company reached an agreement with its unionized personnel covering 2001 through 2003. The agreement includes a 4% wage increase for both years and minor benefit modifications.

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

Under the federal Safe Drinking Water Act (SDWA), San Jose Water Company is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for drinking water. San Jose Water Company is currently in compliance with all of the 87 primary MCLs promulgated to date. However, the EPA and DHS have continuing authority to issue additional regulations under the SDWA. San Jose Water Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with all existing MCLs and plan for compliance with future drinking water regulations. On January 22, 2001, the EPA finalized new regulations revising the primary standard for arsenic from 50 parts per billion (ppb) down to 10 ppb. San Jose Water Company has monitored its water supply sources for arsenic and is in compliance with the new regulations.

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

Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to reduce levels of disinfection by-products. San Jose Water Company continues to seek to establish mechanisms for recovery of government-mandated environmental compliance costs. However, currently, there are limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

NONREGULATED OPERATIONS

The investment in California Water Service Group is expected to produce 2001 pre-tax dividend income and cash flow of approximately $1.2 million. SJW Land Company's parking revenue is largely dependent upon the level of events and activities at the San Jose Arena which is located adjacent to its parking facility. SJW Land Company's commercial property and the property developed by the limited partnership, of which SJW Land Company owns a 70% limited interest, are fully leased.

The operating results of the City of Cupertino lease are largely dependent on the level of operation, maintenance and capital costs incurred. In January 2000, San Jose Water Company completed its phase-in of its regular water service rates within the City of Cupertino. Further changes in water service rates will be subject to the approval of the Cupertino City Council.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

SJW Corp. has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to changes in market rates and prices.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements:

Independent Auditors' Report
----------------------------
The Shareholders and Board of Directors
SJW Corp.

     We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG LLP
Mountain View, California
January 22, 2001 except as to Note No. 10, which is as of March 1, 2001


CONSOLIDATED BALANCE SHEETS
SJW CORP. AND SUBSIDIARIES
December 31, (in thousands, except share and per share data)

ASSETS
                                            2000         1999
---------------------------------------------------------------
Utility plant                             $455,051      424,421
Intangible assets                            7,841        7,841
---------------------------------------------------------------
                                           462,892      432,262
Less accumulated depreciation
  and amortization                         139,396      129,828
---------------------------------------------------------------

                                           323,496      302,434
---------------------------------------------------------------
Nonutility property                          9,979       10,133

Current assets:
  Cash and equivalents                         783          124
  Accounts receivable:
    Customers                                6,064        5,858
    Other                                      361          215
  Accrued utility revenue                    6,700        6,507
  Materials and supplies, at
    average cost                               430          382
  Prepaid expenses                             914          714
---------------------------------------------------------------
                                            15,252       13,800
---------------------------------------------------------------
Other assets:
  Investment in California Water
    Service Group                           29,699       33,342
  Investment in joint venture                1,237        1,210
  Unamortized debt issuance and
    reacquisition costs                      3,719        3,880
  Goodwill                                   1,829        1,914
  Regulatory assets                          5,256        5,177
  Other                                      1,463          537
---------------------------------------------------------------
                                            43,203       46,060
---------------------------------------------------------------
                                          $391,930      372,427
===============================================================

CONSOLIDATED BALANCE SHEETS (Continued)
SJW CORP. AND SUBSIDIARIES
December 31, (in thousands, except share and per share data)

CAPITALIZATION AND LIABILITIES
                                              2000        1999
---------------------------------------------------------------
CAPITALIZATION:
  Shareholders' equity:
  Common stock, $3.125 par value;
    authorized 6,000,000 shares; issued
    3,045,147 shares in 2000 and 1999       $9,516       9,516
  Additional paid-in capital                12,357      12,357
  Retained earnings                        116,232     113,058
  Accumulated other comprehensive income     6,220       8,963
---------------------------------------------------------------
                                           144,325     143,894
  Long-term debt                            90,000      90,000
---------------------------------------------------------------
                                           234,325     233,894
---------------------------------------------------------------
CURRENT LIABILITIES:
  Line of credit                            11,200       3,300
  Accrued pump taxes and purchased water     4,629       3,072
  Accounts payable                             351         476
  Accrued interest                           2,789       2,751
  Accrued taxes                                266       3,849
  Accrued employee compensation              3,024         620
  Refund due to customers                    1,072           -
  Other current liabilities                  3,411       2,774
---------------------------------------------------------------
                                            26,742      16,842
---------------------------------------------------------------
DEFERRED INCOME TAXES                       22,563      25,947
UNAMORTIZED INVESTMENT TAX CREDITS           2,150       2,205
ADVANCES FOR CONSTRUCTION                   54,260      50,076
CONTRIBUTIONS IN AID OF CONSTRUCTION        45,962      40,669
DEFERRED REVENUE                             1,519       1,397
OTHER NONCURRENT LIABILITIES                 4,409       1,397
COMMITMENTS
---------------------------------------------------------------
                                          $391,930     372,427
===============================================================
See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
SJW CORP. AND SUBSIDIARIES
Years ended December 31,
(In thousands, except share and per share data)
                                      2000       1999       1998
----------------------------------------------------------------
OPERATING REVENUE                 $123,157    117,001    106,010
OPERATING EXPENSE:
  Operation:
   Purchased water                 $29,709     27,987     24,124
   Power                             4,121      3,756      3,259
   Pump taxes                       18,140     15,502     12,661
   Other                            23,038     20,431     17,410
  Maintenance                        6,881      6,638      6,909
  Property taxes and other
   nonincome taxes                   4,087      3,839      3,521
  Depreciation and amortization     11,847     10,235      9,594
  Income taxes                       7,409      8,874      9,685
----------------------------------------------------------------
                                   105,232     97,262     87,163
----------------------------------------------------------------
OPERATING INCOME                    17,925     19,739     18,847

OTHER (EXPENSE) INCOME:
 Interest on long-term debt         (6,434)    (6,552)    (5,629)
 Merger related costs               (1,614)    (1,588)         -
 Gain on sale of nonutility
  property, net                          -      3,064      1,629
 Dividends                           1,210      1,193      1,177
 Other                                (422)        28        (6)
----------------------------------------------------------------
NET INCOME                         $10,665     15,884     16,018
================================================================
OTHER COMPREHENSIVE INCOME:
 Unrealized gain (loss)
   on investment, net of taxes
   of $1,493 in 2000, $451 in
   1999, and $804 in 1998           (2,150)      (649)     1,155
  Minimum pension liability,
   adjustment net of taxes of $407    (593)         -          -
----------------------------------------------------------------
  Other comprehensive income
   (loss), net                      (2,743)      (649)     1,155
----------------------------------------------------------------
COMPREHENSIVE INCOME                $7,922     15,235     17,173
================================================================
BASIC EARNINGS PER SHARE             $3.50       5.20       5.05
================================================================
COMPREHENSIVE INCOME PER SHARE       $2.60       4.99       5.42
================================================================
WEIGHTED AVERAGE SHARES
OUTSTANDING                      3,045,147  3,054,980  3,169,839
================================================================
See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SJW CORP. AND SUBSIDIARIES (in thousands)
                                              Accumulated Total
                           Additional         Other Com-  Share-
                   Common  Paid-in  Retained  prehensive  holders'
                   Stock   Capital  Earnings  Income      Equity
-----------------------------------------------------------------
BALANCES,
DECEMBER 31, 1997  $9,907   19,235    95,954    8,457    133,553
 Net income             -        -    16,018        -     16,018
 Other comprehensive
  income - unrealized
  gain on investment,
  net of tax effect
  of $804               -        -         -    1,155      1,155
                                                          ------
 Comprehensive income                                     17,173
 Purchase and retirement
  of common stock      (8)    (150)        -        -       (158)
 Dividends paid         -        -    (7,419)       -     (7,419)
-----------------------------------------------------------------
BALANCES,
DECEMBER 31, 1998  $9,899   19,085   104,553    9,612    143,149
 Net income             -        -    15,884        -     15,884
 Other comprehensive
  loss - unrealized
  loss on investment,
  net of tax effect
  of $451               -        -         -     (649)      (649)
                                                          ------
 Comprehensive Income                                     15,235
 Purchase and retirement
  of common stock    (383)  (6,728)        -        -     (7,111)
 Dividends paid         -        -    (7,379)       -     (7,379)
-----------------------------------------------------------------
BALANCES,
DECEMBER 31, 1999  $9,516   12,357   113,058    8,963    143,894
 Net income             -        -    10,665        -     10,665
 Other comprehensive
  loss - unrealized
  loss on investment,
  net of tax effect
  of $1,493             -        -         -   (2,150)    (2,150)
 Minimum pension
  liability adjustment,
  net of tax effect
  of $407               -       -          -     (593)      (593)
                                                          -------
 Comprehensive Income                                      7,922
 Dividends paid         -       -     (7,491)       -     (7,491)
-----------------------------------------------------------------
BALANCES,
DECEMBER 31, 2000  $9,516  12,357    116,232    6,220    144,325
=================================================================
See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
SJW CORP. AND SUBSIDIARIES

Years ended December 31, (in thousands)   2000     1999     1998
----------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                           $10,665   15,884   16,018
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
 Depreciation and amortization          11,847   10,235    9,594
 Deferred income taxes and
  credits                               (1,538)     813    1,648
 Gain on sale of nonutility
  property, net                              -   (3,064)  (1,629)
Changes in operating assets and
  liabilities:
  Accounts receivable and accrued
    utility revenue                       (545)    (670)  (1,115)
Accounts payable and other
  current liabilities                      512   (2,008)   1,628
Accrued employee compensation            2,404      620        -
Refund due to customers                  1,072        -        -
Accrued pump taxes and
  purchased water                        1,557      649      351
Accrued taxes                           (3,583)     389      772
Other changes, net                       1,643      732     (333)
----------------------------------------------------------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              24,034   23,580   26,934
----------------------------------------------------------------
INVESTING ACTIVITIES:
  Additions to utility plant           (33,671) (32,294) (34,356)
  Cost to retire utility plant,
    net of salvage                        (678)  (1,233)    (485)
  Additions to nonutility property         (94)     (68)  (4,360)
  Proceeds from sale of nonutility
    property                                 -    5,230    3,073
----------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES  (34,443) (28,365) (36,128)
----------------------------------------------------------------
FINANCING ACTIVITIES:
  Dividends paid                        (7,491)  (7,379)  (7,419)
  Repayment of line of credit          (11,500)  (4,500) (12,900)
  Borrowings from line of credit        19,400    7,800   12,900
  Advances and contributions in
    aid of construction                 12,276    9,655    7,477
  Refunds of advances                   (1,617)  (1,622)  (1,472)
  Proceeds from issuance of
   long-term debt                            -        -   15,000
  Purchase and retirement of
    common stock                             -   (7,111)    (158)
----------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                    11,068   (3,157)  13,428
----------------------------------------------------------------
NET CHANGE IN CASH AND EQUIVALENTS         659   (7,942)   4,234
CASH AND EQUIVALENTS, BEGINNING OF YEAR    124    8,066    3,832
----------------------------------------------------------------
CASH AND EQUIVALENTS, END OF YEAR         $783      124    8,066
================================================================
Cash paid during the year for:
  Interest                             $ 7,413    7,099    6,005
  Income taxes                         $12,838    8,027    8,238

See accompanying Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2000, 1999, and 1998.
(Dollars in thousands, except share data)

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

SJW Land Company owns and operates a 900-space surface parking facility adjacent to the San Jose Arena, commercial properties in San Jose, a 70% limited partnership interest in 444 West Santa Clara Street, L.P., and several undeveloped real estate parcels in San Jose.

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

Utility Plant
-------------
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2000, 1999, and 1998 was $532, $414, and $378, respectively.
Construction in progress was $5,921, $3,602, and $4,631 at December 31, 2000, 1999, and 1998, respectively.

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.

Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset. In 2000, San Jose Water Company included in its operating expense a regulatory adjustment of $621 of previously capitalized interest on utility plant under construction which was disallowed by the CPUC.

Intangible Assets
-----------------
Intangible assets consist of leasehold acquisition costs for the City of Cupertino municipal water system and other intangibles associated with the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, whichever is shorter, not to exceed 40 years.

Nonutility Property
-------------------
Nonutility property is recorded at cost and consists primarily of land, buildings and parking facilities. Depreciation is computed using accelerated depreciation methods over the estimated useful lives of the assets, ranging from 5 to 39 years.

Cash and Equivalents
--------------------
Cash and equivalents include certain highly liquid investments with remaining maturities of three months or less when purchased.
Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Financial Instruments
---------------------
The carrying amount of SJW Corp.'s current assets and liabilities that are considered financial instruments approximates their fair value as of dates presented due to the short maturity of these instruments.

Investment in California Water Service Group
--------------------------------------------
SJW Corp.'s investment in California Water Service Group is reported at quoted market price, with the unrealized gain or loss reported as other comprehensive income.

Comprehensive Income
--------------------
The accumulated balance of other comprehensive income is reported in the equity section of the financial statements and includes the unrealized gain or loss on the California Water Service Group investment, and an additional minimum pension liability adjustment.

Other Assets
------------
Debt reacquisition costs are amortized over the term of the new debt. Debt issuance costs are amortized over the life of each issue. The excess cost over fair market value of net assets acquired is recorded as goodwill and amortized over the periods estimated to be benefited, not exceeding 40 years. Management periodically evaluates the recoverability of goodwill by assessing whether the amortization of the balance over the remaining life can be recovered through expected and undiscounted future cash flows to determine if an impairment has occurred.

Income Taxes
------------
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the effect of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates applicable to future years.

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

Advances for Construction and Contributions in Aid of
Construction
-------------
Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 2001 are $1,690.

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

Revenue
-------
Revenue of San Jose Water Company includes amounts billed to customers and unbilled amounts based on estimated usage from the latest meter reading to the end of the year. 2000, 1999 and 1998 operating revenue include $2,706, $2,392 and $2,078, respectively, from the lease operation of the City of Cupertino. 2000 revenue also included a provision of $1,072 for a refund due to customers. The refund reflected a regulatory adjustment on previously capitalized interest on utility plant under construction that was disallowed by the CPUC.

Earnings Per Share
------------------
Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share is not shown.

Business Segment Information
----------------------------
SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers. Nonutility revenue, assets and net income do not have a material effect on SJW Corp.'s financial condition and results of operations.

NOTE 2

CAPITALIZATION

At December 31, 2000 and 1999, 176,407 shares of $25 par value preferred stock were authorized and unissued.

In 1999 and 1998, SJW Corp. repurchased 122,400 and 2,800 shares, respectively, of its outstanding common stock at the prevailing market price in the open market at an aggregate cost of $7,111 and $158, respectively. All repurchased shares have been canceled and are considered authorized and unissued.

NOTE 3

LINE OF CREDIT

SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $40,000. This line of credit bears interest at variable rates and expires on May 31, 2001. The following table represents borrowings under these bank lines of credits:

                                         2000     1999     1998
     -----------------------------------------------------------
     Maximum short term borrowing     $11,200    3,400    4,700
     Average amount outstanding         5,847    2,708      947
     Weighted average interest rate       7.6%     6.1%     6.4%
     Interest rate at December 31         7.4%     7.1%       -
     -----------------------------------------------------------

NOTE 4

GAIN ON SALE OF NONUTILITY PROPERTY

In December 1999, SJW Land Company sold nonutility property to a company partially owned by a director of SJW Corp., receiving consideration of $5,250 in cash. The transaction resulted in a gain of $3,064, net of income tax expense of $2,107. The transaction was negotiated at arms length supported by independent appraisals.

In June 1998, SJW Corp. recognized a gain of $1,629, net of income taxes of $1,132, from the sale of nonutility property, receiving as consideration a nonutility investment property with a fair value of $3,595.

NOTE 5

LONG-TERM DEBT

Long-term debt as of December 31 was as follows:

     Description   Due Date      2000      1999
     ------------------------------------------
     Senior notes:
     A  8.58%        2022     $20,000    20,000
     B  7.37%        2024      30,000    30,000
     C  9.45%        2020      10,000    10,000
     D  7.15%        2026      15,000    15,000
     E  6.81%        2028      15,000    15,000
     ------------------------------------------
     Total long-term debt     $90,000    90,000
     ==========================================

Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and require interest-only payments until maturity. To minimize issuance costs, all of the company's debt has historically been privately placed. The fair value of long-term debt as of December 31, 2000 and 1999 was approximately $115,298 and $100,707, respectively, based on the amount of essentially risk-free assets that would have to be placed in trust to extinguish these obligations.

NOTE 6

INCOME TAXES

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:
                                            2000    1999    1998
----------------------------------------------------------------
"Expected" federal income tax             $6,326   9,402   9,392
Increase (decrease) in taxes
  attributable to:
  Utility plant basis                        (69)     (6)    224
    State taxes, net of federal
      income tax benefit                   1,039   1,544   1,542
    Dividend received deduction             (296)   (292)   (288)
Other items, net                             409     333     (53)
----------------------------------------------------------------
                                          $7,409  10,981  10,817
================================================================
The components of income tax expense were:
                                            2000    1999    1998
----------------------------------------------------------------
Current:
  Federal                                 $7,070   7,931   6,611
  State                                    2,131   2,417   2,124

Deferred:
  Federal                                 (1,264)    686   1,885
  State                                     (528)    (53)    197
----------------------------------------------------------------
                                          $7,409  10,981  10,817
================================================================
Income taxes included in
  operating expense                       $7,409   8,874   9,685
Income taxes included in gain
  on sale of nonutility property               -   2,107   1,132
----------------------------------------------------------------
                                          $7,409  10,981  10,817
================================================================
The components of the net deferred tax liability as of
  December 31 were as follows:
                                                    2000    1999
----------------------------------------------------------------
Deferred tax assets:
  Advances and contributions                     $14,429  13,994
  Unamortized investment tax credit                1,157   1,187
  Pensions and postretirement benefits               993     154
  California franchise tax                           792     766
  Other                                            2,207     595
----------------------------------------------------------------
Total deferred tax assets                         19,578  16,696
----------------------------------------------------------------
Deferred tax liabilities:
  Utility plant                                   28,819  27,827
  Investment                                       9,922  11,415
  Debt reacquisition costs                         1,140   1,190
  Other                                            2,260   2,211
----------------------------------------------------------------
Total deferred tax liabilities                    42,141  42,643
Net deferred tax liabilities                     $22,563  25,947
================================================================

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.

NOTE 7

COMMITMENTS

San Jose Water Company purchases water from Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 19,400 million gallons ($22,600) of water, from SCVWD in the contract year ending June 30, 2001.

In 1997, San Jose Water Company entered into a 25-year lease agreement with the City of Cupertino to operate the City's municipal water system. Under the terms of the lease agreement, San Jose Water Company assumed responsibility for all maintenance, operating and capital costs, while receiving all payments for water service. Water service rates are subject to approval by the Cupertino City Council.

NOTE 8

JOINT VENTURE

In September, 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land contributed real property in exchange for a 70% limited partnership interest. The real estate development firm is partially owned by an individual who also serves as a director of SJW Corp. A commercial building is constructed on the partnership property and is leased to an international real estate firm under a twelve-year long-term lease. The partnership is being accounted for under the equity method of accounting. Included in the consolidated statements of income and comprehensive income is SJW Land's share of the partnership earnings of $96 in 2000.

NOTE 9

EMPLOYEE BENEFIT PLANS

Pension Plans
-------------
San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. Company policy is to contribute the net periodic pension cost to the extent it is tax deductible.

San Jose Water Company has a Supplemental Executive Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $9,651, $2,120, $1,721 and as of December 31, 2000, 1999 and 1998, respectively, and net periodic pension cost of $1,818, $290 and $196, for 2000, 1999 and 1998, respectively.

Deferral Plan
-------------
San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. Company contributions were $607, $596 and $433, in 2000, 1999 and 1998, respectively.

Other Postretirement Benefits
-----------------------------

In addition to providing pension and savings benefits, San Jose
Water Company provides health care and life insurance benefits for retired employees. The plan is a flat dollar plan which is unaffected by variations in health care costs.

Net periodic cost for the defined benefit plans and other postretirement benefits was:



                      PENSION BENEFITS         OTHER BENEFITS
-----------------------------------------------------------------
                     2000    1999   1998     2000    1999   1998
-----------------------------------------------------------------

Weighted-Average        %      %       %       %       %      %
 Assumptions as
  of Dec. 31
 Discount rate        7.75    8.00    6.75    7.75   8.00   6.75
 Expected return
  on plan assets      8.00    8.00    8.00    8.00   8.00   8.00
 Rate of compensation
  increase            4.00    4.00    4.00     n.a.   n.a.   n.a.
----------------------------------------------------------------
Components of Net
 Periodic Benefit Cost
 Service cost       $  950   1,105     875    $ 38     46     36
 Interest cost      $2,591   1,966   1,731     114    103     91
 Expected return
  on assets         (2,834) (2,584) (2,386)    (31)   (27)   (25)
 Amortization of
  transition
  obligation             3       3       3      56     56     56
 Amortization of prior
  service cost         258     219     190      16     16      -
 Recognized
  actuarial gain       244    (188)   (274)    (13)    (3)    (9)
----------------------------------------------------------------
  Net periodic
   benefit cost     $1,212     521     139    $180     191   149
=================================================================
   The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension and other postretirement plans as of December 31 were as follows:

                      PENSION BENEFITS         OTHER BENEFITS
-----------------------------------------------------------------
                    2000    1999    1998     2000    1999    1998
Change in Benefit
 Obligation
  Benefit obligation
   at beginning
   of year         $26,749  27,912  25,625  $1,258  1,536  1,437
  Service cost         950   1,105     875      38     46     36
  Interest cost      2,591   1,966   1,731     114    103     91
  Amendments             -     629     863       -      -    101
  Actuarial (gain)
   loss              7,943  (3,553)     56     258   (335)   (50)
  Benefits paid     (1,848) (1,310) (1,238)    (99)   (92)   (79)
-----------------------------------------------------------------
  Benefit obligation
   at end of year  $36,385  26,749  27,912  $1,569  1,258  1,536
=================================================================
                      2000    1999    1998    2000   1999   1998
-----------------------------------------------------------------
Change in Plan Assets
 Fair value of assets
  at beginning of
  year             $36,088  32,880  30,336    $439    391    350
 Actual return on
  plan assets        3,016   3,378   3,618      22     18     16
 Employer
  contributions        166   1,140       -     101    108     92
 Benefits paid      (1,848) (1,310) (1,074)    (79)   (78)   (67)
-----------------------------------------------------------------
 Fair value of assets
  at end of year   $37,422  36,088  32,880   $ 483    439    391
=================================================================
Funded Status
 Plan assets less
  benefit
  obligation        $1,038   9,339   4,968 $(1,086)  (819)(1,145)
 Unrecognized
  transition
  obligation           209     212     215     622    679    735
 Unamortized prior
  service cost       2,370   2,628   2,219      70     86    101
 Unrecognized
  actuarial gain    (4,078)(11,595) (7,436)   (235)  (583)  (246)
-----------------------------------------------------------------
 Prepaid (accrued)
  benefit cost       $(461)    584     (34)  $(629)  (637)  (555)
================================================================

NOTE 10

The Merger

On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (Merger Agreement). SJW Corp. and American Water filed a joint application with the CPUC requesting its approval to complete the transaction.

On February 20, 2000, the CPUC issued a revised schedule for consideration of the proposed merger that would allow for a decision in September 2001. Following the ruling setting forth the new schedule, American Water announced that it would terminate the Merger Agreement on April 28, 2001, the date after which either party has the right to terminate the Merger Agreement, because of regulatory uncertainties and delays, and offered to consent to mutual termination of the agreement. On March 1, 2001, SJW Corp's Board of Directors decided that it would be in the best interest of the company to terminate the Merger Agreement, and accepted American Water's offer for mutual termination.
NOTE 11

UNAUDITED QUARTERLY FINANCIAL DATA

Summarized quarterly financial data is as follows:

                                       2000 Quarter ended
-----------------------------------------------------------------
                            March     June    September  December
-----------------------------------------------------------------
Operating revenue          $23,537   33,064     39,181    27,375
Operating income             2,981    5,632      6,448     2,864
Net income                   1,327    2,722      4,960     1,656
Comprehensive income
  (loss)                    (3,540)   3,655      6,582     1,225
Basic earnings per share      0.44     0.89       1.63      0.54
Comprehensive income
  (loss) per share           (1.16)    1.20       2.16      0.40
Market price range of stock:
    High                    119.75   119.38     121.94    119.81
    Low                     108.00   113.00     117.25     95.00
Dividends per share           .615     .615       .615      .615

                                       1999 Quarter ended
-----------------------------------------------------------------
                            March     June    September  December
-----------------------------------------------------------------
Operating revenue          $21,067   30,188     37,661    28,085
Operating income             3,158    5,548      6,790     4,243
Net income                   1,781    4,075      5,409     4,619
Comprehensive income
  (loss)                    (2,640)   5,130      6,220     6,525
Basic earnings per share      0.58     1.34       1.78      1.52
Comprehensive income
  (loss) per share           (0.86)    1.68       2.04      2.14
Market price range of stock:
    High                     65.00    81.50      93.50    121.00
    Low                      57.25    60.38      75.50     87.75
Dividends per share            .60      .60        .60       .60


FINANCIAL STATEMENT SCHEDULE
SJW CORP.                                           Schedule II
                                                    -----------
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Description                              2000      1999     1998
----------------------------------------------------------------
Allowance for doubtful accounts
 Balance, beginning of period       $100,000   100,000   100,000
 Charged to expense                  180,480   120,145   131,464
 Accounts written off               (215,570) (155,022) (169,646)
 Recoveries of accounts written off   35,090    34,877    38,182
----------------------------------------------------------------
Balance, end of period               $100,000   100,000  100,000
================================================================
Reserve for self insurance
 Balance, beginning of period       $707,025   707,100   589,702
 Charged to expense                   80,000   320,000   240,000
 Payments                           (125,778) (320,075) (122,602)
----------------------------------------------------------------
Balance, end of period               $661,247   707,025  707,100
================================================================

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors of the Registrant

A brief biography of each director (including the director's business experience during the past 5 years) is set forth below.
All directors are also directors of San Jose Water Company and of SJW Land Company.

Mark L. Cali, Attorney at Law, with the firm Clark, Cali and Negranti, LLP since December 1996. Formerly, he was with the firm Bledsoe, Cathcart, Diestel, Livingston, and Pedersen from October 1994 through November 1996 and with Jencks & Hunt from May 1994 through October 1994. Mr. Cali, age 35, has served as a director of SJW Corp., San Jose Water Company and SJW Land Company since 1992.

J. Philip DiNapoli, Attorney at Law, Chairman of Comerica California Inc. (California bank holding company). He serves as a director of Comerica, Inc. (bank holding company) and Comerica Bank-California (bank). He served as Chairman of Citation Insurance Company (Workers Compensation specialty carrier) until November 20, 1996. He is also the owner of DiNapoli Development Company (real estate development company). Mr. DiNapoli, age 61, is a member of the Audit Committee and has served as a director of SJW Corp., San Jose Water Company and SJW Land Company since 1989.

Drew Gibson, Principal of Gibson Speno LLC (real estate development and investment company) and Chairman of the Board of the Gibson Speno Management Company (real estate management company). He has served as a director of Comerica Bank-California (California bank holding company) and is currently a Director of Celluphone, Inc. (Los Angeles based cellular agent). Mr. Gibson, age 58, is a member of the Audit and Executive Compensation Committees and has served as a director of SJW Corp., San Jose Water Company and SJW Land Company since 1986.

Ronald R. James, President Emeritus of the San Jose Chamber of Commerce (business promotion organization), formerly President and Chief Executive Officer of the Chamber. Mr. James, age 72, is a member of the Audit and Executive Compensation Committees and has served as a director of San Jose Water Company since 1974, and of SJW Corp. and SJW Land Company since 1985.

George E. Moss, Vice Chairman of the Board of Roscoe Moss Manufacturing Company (manufacturer of steel water pipe and well casing). Mr. Moss was formerly President of the Roscoe Moss Company (holding company). Mr. Moss, age 69, is a member of the Executive Compensation Committee and has served as a director of San Jose Water Company since 1984, and of SJW Corp. and SJW Land Company since 1985.

Roscoe Moss, Jr., Chairman of the Board of Roscoe Moss Manufacturing Company (manufacturer of steel water pipe and well casing). Mr. Moss was formerly Chairman of the Board of Roscoe Moss Company (holding company). Mr. Moss, age 71, is a member of the Executive and Executive Compensation Committees and has served as a director of San Jose Water Company since 1980, and of SJW Corp. and SJW Land Company since 1985.

W.R. Roth, President and Chief Executive Officer of SJW Corp. Prior to becoming Chief Executive Officer in 1999, he was President since October 1996, Vice President from April 1992 until October 1996 and Chief Financial Officer and Treasurer of SJW Corp. from January 1990 until October 1996. He has been President of San Jose Water Company since October 1994. He has been Chief Executive Officer since October 1996. Prior to that he was Chief Operating Officer from October 1994 until October 1996. He was Senior Vice President of San Jose Water Company from July 1994 until October 1994. Mr. Roth, age 48, has served as a director of SJW Corp., San Jose Water Company and SJW Land Company since 1994. Mr. Roth has been with San Jose Water Company since 1990.

Charles J. Toeniskoetter, President of Toeniskoetter & Breeding, Inc. (construction and real estate development company). He also serves as a director of Redwood Trust, Inc. (real estate investment trust). Mr. Toeniskoetter, age 56, serves as a member of the Audit Committee and has served as a director of SJW Corp., San Jose Water Company and SJW Land Company since 1991.

J.W. Weinhardt, Chairman of SJW Corp. Prior to becoming Chairman in October 1996 he was President and Chairman of the Board of San Jose Water Company. Prior to his election as Chairman of the Board in October 1994, he was President of the San Jose Water Company. He also served as Chief Executive Officer of the San Jose Water Company until October 1996. Mr. Weinhardt, age 70, is a member of the Executive Committee and has served as a director of San Jose Water Company since 1975, and of SJW Corp. and SJW Land Company since 1985. Mr. Weinhardt has been with San Jose Water Company since 1963.

Directors Roscoe Moss, Jr. and George Moss are brothers. Other than the family relationship described in the preceding sentence, no director has any family relationship with any other director or with any executive officer.

No director has been employed in his principal occupation or employment during the past 5 years by a corporation or other organization that is a parent, subsidiary or other affiliate of SJW Corp., other than Mr. Weinhardt and Mr. Roth whose employment relationship with San Jose Water Company is described above.

Executive Officers of the Registrant

Name            Age        Offices and Experience

J.W. Weinhardt  70    SJW Corp. - Chairman of the Board.

                      See description at "Directors of the
                      Registrant".

W.R. Roth       48    SJW Corp. - President and Chief Executive
                      Officer of SJW Corp. since October 1999.

                      See description at "Directors of the
                      Registrant".

R.J. Balocco    51    San Jose Water Company - Vice President -
                      Corporate Communications since October 1995.
                      He was Vice President, Administration from
                      April 1992 until October 1995. Mr. Balocco has been with San Jose Water Company since
                      1982.

G.J. Belhumeur  55    San Jose Water Company - Vice President -
                      Operations since April 1996.  Prior to
                      April 1996 he was Operations & Maintenance
                      Manager.  Mr. Belhumeur has been with San
                      Jose Water Company since 1970.

D. Drysdale     45    San Jose Water Company - Vice President -
                      Information Services since January 1999.
                      Prior to that, he was Director of
                      Information Services from March 1998 to
                      January 1999.  Prior to March 1998 he was
                      Data Processing Manager since 1994.  Mr.
                      Drysdale joined San Jose Water Company in
                      1992.

J. Johansson    55     San Jose Water Company - Vice President -
                       Human Resources since January 1999. Prior to that, he was Director of Human
                       Resources from March 1998 to January 1999.
                       Prior to March 1998 he was Personnel
                       Manager.  Mr. Johansson has been with San
                       Jose Water Company since 1976.

R.J. Pardini    55     San Jose Water Company - Vice President -
                       Chief Engineer since April 1996.  Prior to
                       April 1996 he was Chief Engineer.  Mr.
                       Pardini has been with San Jose Water
                       Company since 1987.

A. Yip         47      SJW Corp., Chief Financial Officer and
                       Treasurer since October 1996.

                       San Jose Water Company - Vice President -
                       Finance since January 1999, Chief
                       Financial Officer and Treasurer since
                       October 1994. Ms. Yip has been with the San Jose Water Company since 1986.

R.S. Yoo       50      San Jose Water Company - Vice President -
                       Water Quality since April 1996.  Prior to
                       April 1996 he was Water Quality Manager.
                       He has been with San Jose Water Company
                       since 1985.

R.A. Loehr     54      SJW Corp. and San Jose Water Company,
                       Secretary since March 1, 1998. Mr. Loehr also serves as an attorney and has been with San Jose Water Company since 1987.

A.J. Elliott   37      San Jose Water Company, Controller since
                       January 1995.  Ms. Elliott has been with
                       San Jose Water Company since 1990.

No executive officer has any family relationship to any other executive officer or director. No executive officer is appointed for any set term. Officers of SJW Corp. serve at the discretion of the Board of Directors and there are no agreements or understandings between any executive officer and any other person pursuant to which he was selected as an officer.


Item 11.  EXECUTIVE COMPENSATION

The following table contains certain summary information regarding the cash compensation, paid by SJW Corp. and its subsidiaries for each of its last three completed fiscal years, to the Chief Executive Officer and to the four other executive officers whose total annual salary and bonus exceeded $100,000.

           Annual Compensation            Long Term Compensation(1)
           ---------------------         ----------------------------
                                 Other     Awards      Payouts  All
                                 Annual  -----------   -------  Other
Name and                         Com-    Restricted     LTIP    Com-
Principal                        pensa- Stock Options/  Pay-    pensa-
Position       Year Salary Bonus tion   Award(s) SAR's  outs    tion
---------------------------------------------------------------------
W.R. Roth      2000 $395,000                                 17,569(2)
 President and
 CEO of SJW
 Corp.,        1999 $347,596                                 19,900(2)
 San Jose      1998 $324,038                                  7,800(2)
 Water Company
 and SJW Land
 Company
G.J. Belhumeur 2000 $170,500                                  6,800(3)
 Vice-         1999 $158,557                                  6,342(3)
 President     1998 $148,558                                  4,289(3)
 San Jose Water
 Company
R.J. Pardini   2000 $160,500                                  6,420(3)
 Vice-         1999 $148,558                                  5,942(3)
 President     1998 $138,577                                  4,002(3)
 San Jose
 Water Company
R.S. Yoo       2000 $160,500                                  6,420(3)
 Vice-         1999 $148,077                                  5,923(3)
 President     1998 $133,654                                  3,860(3)
 San Jose
 Water Company
R.J. Balocco   2000 $159,450                                  6,131(3)
 Vice-         1999 $148,558                                  5,942(3)
 President     1998 $138,173                                  4,145(3)
 San Jose
 Water Company



(1) Long Term Compensation Award or Payout Plans are not provided to employees of SJW Corp. or its subsidiaries.
(2)  Represents matching contributions paid by the San Jose Water
Company to Mr. Roth under its Salary Deferral Plan of $4,800 in
1998, $6,400 in 1999 and $6,569 in 2000.  The balances are
amounts received for Directors fees.
(3)  Represents matching contributions paid by the San Jose Water
Company under its Salary Deferral Plan.

The foregoing table does not include benefits provided under San
Jose Water Company's Retirement Plan (the "Retirement Plan"),
Supplemental Executive Retirement Plan (SERP), or Executive
Severance Plan.

All employees of San Jose Water Company participate in the Retirement Plan. Although subject to adjustment to comply with Internal Revenue Code requirements, the regular benefit formula of the plan provides for a monthly retirement benefit equal to 1.6% of the employee's average monthly compensation for each year of credited service. Compensation means the employee's regular salary prior to reduction under the Deferral Plan. The plan also contains a minimum benefit formula which, although also subject to adjustment, provides for a monthly retirement benefit equal to up to 55% of the employee's average compensation for the highest 36 consecutive months of compensation, less 50% of primary social security benefits. This minimum monthly benefit is reduced by 1/30th for each year of credited service less than 30 years. Benefits vest after 5 years of service or at age 65 and there are provisions for early retirement.

In 1992 the Board of Directors of San Jose Water Company adopted a nonqualified, unfunded Supplemental Executive Retirement Plan
(SERP) for certain executives and officers of the San Jose Water Company. It is intended that the SERP in combination with the Retirement Plan will provide the covered executives and officers with a total retirement benefit commensurate with executives and officers of other comparable private water utilities. A minimum of ten years of service is required for vesting in the SERP. The amounts contributed to the Retirement Plan by San Jose Water Company to fund retirement benefits with respect to any individual employee cannot be readily ascertained. The following table sets forth combined estimated retirement benefits, payable as a straight life annuity, assuming retirement at age 65 using the minimum benefit formula and the SERP:

PENSION PLAN TABLE
Years of Service
Average
Compensation 15 Years  20 Years  25 Years   30 Years   35 Years
---------------------------------------------------------------
$150,000    $  49,500  $ 66,000  $ 78,000   $ 90,000   $ 90,000
 175,000       57,750    77,000    91,000    105,000    105,000
 200,000       66,000    88,000   104,000    120,000    120,000
 225,000       74,250    99,000   117,000    135,000    135,000
 250,000       82,500   110,000   130,000    150,000    150,000
 275,000       90,750   121,000   143,000    165,000    165,000
 300,000(1)   165,000   165,000   165,000    180,000    180,000
 325,000(1)   178,750   178,750   178,750    195,000    195,000
 350,000(1)   192,500   192,500   192,500    210,000    210,000
 375,000(1)   206,250   206,250   206,250    225,000    225,000
 400,000(1)   220,000   220,000   220,000    240,000    240,000
 425,000(1)   233,750   233,750   233,750    255,000    255,000

------------------------
Note (1) describes the annual benefit payable to Mr. Roth only beginning at the later of age 55 or retirement.

Annual retirement benefits payable commencing at age 65 under the SERP shall be equal to the following: two and two-tenths percent (2.2%) of the final average compensation of such officer, which is the highest consecutive thirty-six months average compensation, multiplied by the officer's years of service (not to exceed twenty (20) years) plus one and six-tenth percent (1.6%) of the final average compensation of an officer multiplied by the officer's years of service in excess of 20 years (not to exceed an additional ten (10) years) up to a total not to exceed sixty percent(60%) of final average compensation; less benefits payable to the officer from the Retirement Plan. Mr. Roth alone is entitled to a Retirement Benefit at the later of his attainment of fifty-five (55) years of age or his actual retirement in an amount equal to the greater of (i) the benefit to which he would otherwise be entitled under the SERP or (ii) fifty-five percent (55%) of the final average compensation less benefits payable to him from the Retirement Plan.

The number of years of credited service and covered compensation at December 31, 2000 is for Mr. Roth, 11 years, $395,000; Mr. Belhumeur, 30 years, $170,500; Mr. Pardini, 13 years, $160,500; Mr. Yoo, 15 years, $160,500 and Mr. Balocco, 18 years, $159,450. No additional benefits are accrued at the present time.

Under the SJW Corp. Executive Severance Plan and the SERP (collectively, "Plans"), a Change in Control shall affect any officer of SJW Corp., San Jose Water Company or SJW Land Company who has been elected as such by the Board of Directors of such company and is serving as such upon a Change in Control. In the event of a Change in Control under the Plans, if such officers' employment is terminated within two years of such Change in Control by the employer for any reason other than Good Cause (as defined in such Plans) or by such officers for Good Reason (as defined in such Plans) or, with respect to Mr. Roth, any voluntary termination by Mr. Roth during the sixty (60) day period beginning on the one year anniversary of a Change in Control, such officers (i) will be entitled, among other things, to benefits consisting of three years' annual base salary and
(ii) shall be deemed to be three (3) years of age older at the time of retirement and be given three (3) additional Years of Service (as defined in the SERP) for consideration of Retirement Benefits (as defined in the SERP) (in the case of Mr. Roth, Mr. Roth will be entitled to a minimum Retirement Benefit). Under the Executive Severance Plan, such officers and their eligible dependents would also be entitled to continued medical, dental, vision and life insurance coverage pursuant to COBRA for up to three years.

If any payment made in connection with the termination of the employment would be subject to excise tax under Section 4999 of the Code (the "Excise Tax"), then the aggregate present value measured at the date of the payments and benefits to which the officer is entitled shall be limited as specified in the Executive Severance Plan (except in the case of Mr. Roth for whom if any payment made in connection with benefits under the Executive Severance Plan is subject to Excise Tax or constitutes an excess parachute payment under Section 280G of the Code, then such payment will be grossed up to ensure that Mr. Roth does not incur any out-of-pocket cost with respect to such Excise Tax or that Mr. Roth receives the same net after-tax benefit he would have received if such Section 280G had not been applicable).

SJW Corp., San Jose Water Company and SJW Land Company pay their non-employee directors annual retainers of $6,000, $16,000 and $5,000 respectively. In addition, all directors of SJW Corp. and San Jose Water Company are paid $1,000 for each Board or committee meeting attended. SJW Land Company directors are paid $500 for each Board meeting attended.

Upon ceasing to serve as a director of SJW Corp., San Jose Water Company and SJW Land Company, as the case may be, directors or their estate are currently entitled to receive from the respective corporation a benefit equal to the annual retainer paid to its directors. This benefit will be paid for the number of years the director served on the board up to a maximum of 10 years.

The Board of Directors has an Executive Committee, an Executive Compensation Committee and an Audit Committee. During 2000, there were 4 regular meetings of the Board of Directors, 3 regular meetings of the Audit Committee and 1 meeting of the Executive Compensation Committee. The Executive Compensation Committee reviews and recommends to the Board of Directors compensation for executive officers of SJW Corp. There is no standing nominating committee. All directors attended 100% of all Board and applicable committee meetings, except that Roscoe Moss, Jr. missed one set of Board meetings, J. Philip DiNapoli missed two sets of Board meetings and Drew Gibson missed one Audit Committee meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Executive Compensation Committee was at any time during the 2000 fiscal year or at any other time an officer or employee of SJW Corp. or any of its subsidiaries. No executive officer of SJW Corp. serves as a member of the Board of Directors or Executive Compensation Committee of any entity that has one or more executive officers serving as a member of SJW Corp.'s board of directors or compensation committee. The following non-employee directors served on the Executive Compensation Committee during fiscal 2000: Drew Gibson, Ronald R. James, Roscoe Moss, Jr. and George E. Moss.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of December 31, 2000, certain information concerning ownership of shares of SJW Corp. Common Stock by each director of SJW Corp., each of the Chief Executive Officer and the four most highly compensated executive officers of SJW Corp. for the year ended December 31, 2000 and all directors and executive officers of SJW Corp. as a group. Unless otherwise indicated, the beneficial ownership consists of sole voting and investment power with respect to the shares indicated, except to the extent that authority is shared by spouses under applicable law.

                                   Shares Beneficially
                                   Owned Directly      Percent
                 NAME              or Indirectly       of Class
---------------------------------------------------------------
Directors:
  Mark L. Cali                          4,321                *
  J. Philip DiNapoli                      600                *
  Drew Gibson                           1,000                *
  Ronald R. James                         200                *
  George E. Moss (1)(2)               497,812            16.3%
  Roscoe Moss, Jr.(2)                 523,878            17.2%
  W.R. Roth                             6,350                *
  Charles J. Toeniskoetter                300                *
  J.W. Weinhardt                        7,250                *
Officers:                                                    *
  G.J. Belhumeur                          918                *
  R.J. Balocco                            762                *
  R.J. Pardini                            514                *
All directors and executive officers
  as a group (18 individuals)       1,044,755            34.3%

--------------------
(1) Includes 119,139 shares held by the John Kimberly Moss Trust for which Mr. George Moss is trustee or co-trustee, and (2) the address for George Moss and Roscoe Moss, Jr. is 4360 Worth Street, Los Angeles, CA 90063. Information with respect to beneficial ownership is based upon reports furnished by the officers and directors.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Charles J. Toeniskoetter, President and Chief Executive Officer of Toeniskoetter and Breeding, Inc., serves as a member of the Audit Committee and has served as a director of SJW Corp., San Jose Water Company and SJW Land Company since 1991. Mr. Toeniskoetter has an ownership interest in excess of 10% of Toeniskoetter and Breeding, Inc., a construction and real estate development company. In 1999, SJW Land Company and Toeniskoetter & Breeding, Inc. formed a limited partnership whose sole purpose is to construct and manage a new office building at 450 West Santa Clara Street in San Jose, California. The building, which consists of 22,080 square feet of office space, was completed in June 2000 and was subsequently leased to an international real estate firm. The partnership engaged Toeniskoetter & Breeding, Inc. Construction, to construct the building shell for approximately $2,300,000. The partnership also paid Toeniskoetter & Breeding, Inc. a developer fee of $133,000 in 2000 in connection with the construction.


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(1) Financial Statements                                     Page
                                                             ----

Independent Auditors' Report                                  21

Consolidated Balance Sheets as of December 31, 2000
and 1999                                                      22

Consolidated Statements of Income and Comprehensive Income
for the years ended December 31, 2000, 1999, and 1998         24

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2000, 1999, and 1998         25

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999, and 1998                             26

Notes to Consolidated Financial Statements                    28

(2) Financial Statement Schedule

Schedule
Number

II  Valuation and Qualifying Accounts and Reserves,
    Years ended December 31, 2000, 1999, and 1998            40

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)  Exhibits required to be filed by Item 601 of Regulation S-K

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


4    Instruments Defining the Rights of Security Holders,
including Indentures:


     No current issue of the registrant's long-term debt
exceeds 10 percent of its total assets.  SJW Corp. hereby
agrees to furnish upon request to the Commission a copy of
each instrument defining the rights of holders of
unregistered senior and subordinated debt of the company.     NA

10    Material Contracts:

10.1 Water Supply Contract dated January 27, 1981 between
San Jose Water Works and the Santa Clara Valley Water
District,as amended.  Filed as an Exhibit to Annual Report
Form 10-K for the year ended December 31, 1991.
S.E.C. File No. 1-8966.                                       NA


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

10.11  SJW Corp. Executive Severance Plan adopted by SJW Corp.
Board of Directors.  Filed as an Exhibit to Annual Report on
Form 10-K for the year ended December 31, 1998.
S.E.C. File No. 1-8966.                                      NA

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

10.15  Resolution for Directors' Retirement Plan adopted
by SJW Corp. Board of Directors as amended on September 22,
1999.  Filed as an Exhibit to 10Q for the period ending
September 30, 1999. S.E.C. File No. 1-8966.                 NA

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

                              SJW CORP.


Date:  March 15, 2001     By  /s/ J.W. WEINHARDT
                              Chairman, Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 15, 2001     By  /s/ J.W. WEINHARDT
                              Chairman, Board of Directors


Date:  March 15, 2001     By  /s/ W. RICHARD ROTH
                              Chief Executive Officer and Member
                              Board of Directors

Date:  March 15, 2001     By  /s/ ANGELA YIP
                              Chief Financial Officer

Date:  March 15, 2001     By  /s/ ANDREA ELLIOTT
                              Chief Accounting Officer

Date:  March 15, 2001     By  /s/ MARK L. CALI
                              Member, Board of Directors

Date:  March 15, 2001     By  /s/ J. PHILIP DINAPOLI
                              Member, Board of Directors

Date:  March 15, 2001     By  /s/ DREW GIBSON
                              Member, Board of Directors

Date:  March 15, 2001     By  /s/ RONALD R. JAMES
                              Member, Board of Directors

Date:  March 15, 2001     By  s/s GEORGE E. MOSS
                              Member, Board of Directors

Date:  March 15, 2001     By  /s/ ROSCOE MOSS, JR.
                              Member, Board of Directors

Date:  March 15, 2001     By  /s/ CHARLES J. TOENISKOETTER
                              Member, Board of Directors

In accordance with the Securities and Exchange Commission's requirements, SJW Corp. will furnish copies of any exhibit upon payment of a 30 cents per page fee.

     To order any exhibit(s), please advise the Secretary, SJW
Corp., 374 West Santa Clara Street, San Jose, CA 95196, as to the exhibit(s) desired.

     On receipt of your request, the Secretary will provide to
you the cost of the specific exhibit(s).  The Secretary will forward the requested exhibits upon receipt of the required fee.
4