Form 10-Q
period 2001-03-31
SJW CORP
filed 2001-05-14
CIK 766829

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended          March 31, 2001
----------------------------------------------------------------
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


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of April 30, 2001 and as of the date of this report are 3,045,147.







PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME
                          (UNAUDITED)
            (In thousands, except per share amounts)
                                              THREE MONTHS ENDED
                                                     MARCH 31
                                                   2001     2000
                                                -----------------
Operating revenue                               $24,245  $23,537
Operating expenses:
  Operation:
    Purchased water                               5,787    4,730
    Power                                           718      632
    Pump taxes                                    2,922    2,825
    Other                                         6,309    5,938
  Maintenance                                     1,567    1,743
  Property taxes and other
    nonincome taxes                               1,106    1,016
  Depreciation and amortization                   3,298    2,961
  Income taxes                                      326      874
                                                 ---------------
Total operating expenses                         22,033   20,719
                                                 ---------------
Operating income                                  2,212    2,818

Other income                                        198       89
Dividend income                                     307      302
Interest on long-term debt and other charges     (2,039)  (1,882)
                                                 ----------------
Net income                                       $  678   $1,327
                                                 ================
Other comprehensive income (loss):
  Unrealized gain (loss) on investment            1,760   (8,249)
  Income taxes related to other
    comprehensive income (loss)                    (722)   3,382
                                                 ----------------
Other comprehensive income (loss), net            1,038   (4,867)
                                                 ----------------
Comprehensive income (loss)                      $1,716  $(3,540)
                                                 ================
Basic earnings per share                          $0.22    $0.44
                                                 ================
Comprehensive income (loss) per share             $0.56   $(1.16)
                                                 ================
Dividends per share of common stock              $0.615   $0.615
                                                 ================
Weighted average shares outstanding               3,045    3,045
                                                 ================
See accompanying notes to condensed consolidated financial statements.


                    SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                         (In thousands)
                             ASSETS              MARCH   DECEMBER
                                                  2001       2000
                                               ------------------
Utility plant                                  $471,819  $462,892
Less accumulated depreciation and amortization  142,817   139,396
                                               ------------------
     Net utility plant                          329,002   323,496

Nonutility property                              10,165     9,979
Current assets:
  Cash and equivalents                            1,270       783
  Accounts receivable and accrued revenue        12,817    13,125
  Prepaid expenses and other                      1,171     1,344
                                                -----------------
     Total current assets                        15,258    15,252

Other assets:
  Investment in California Water Service Group   31,459    29,699
  Investment in joint venture                     1,236     1,237
  Debt issuance and reacquisition costs           3,678     3,719
  Regulatory assets                               5,261     5,256
  Goodwill                                        1,808     1,829
  Other                                           1,562     1,463
                                               ------------------
     Total other assets                          45,004    43,203
                                               ------------------
                                               $399,429  $391,930
                                               ==================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                 $  9,516  $  9,516
  Additional paid-in capital                     12,357    12,357
  Retained earnings                             115,037   116,232
  Accumulated other comprehensive income          7,258     6,220
                                               ------------------
Shareholders' equity                            144,168   144,325
Long-term debt                                   90,000    90,000
                                               ------------------
     Total capitalization                       234,168   234,325
Current liabilities:
  Line of credit                                 15,400    11,200
  Accounts payable                                4,945       351
  Accrued interest                                2,020     2,789
  Accrued pump taxes and purchased water          2,943     4,629
  Accrued taxes payable                            (411)      266
  Other current liabilities                       4,414     7,507
                                               ------------------
     Total current liabilities                   29,311    26,742
Deferred income taxes and tax credits            27,033    24,713
Advances for and contributions in aid of
  construction                                  102,627   100,222
Other noncurrent liabilities                      6,290     5,928
                                               ------------------
                                               $399,429  $391,930
                                               ==================
See accompanying notes to condensed consolidated financial statements


SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                              THREE MONTHS ENDED
                                                      MARCH 31
                                                    2001    2000
Operating activities:                         ------------------
Net income                                          $678  $1,327
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                    3,298   2,961
  Deferred income taxes and credits                2,320  (3,639)
  Changes in operating assets and liabilities:
      Accounts receivable and accrued revenue        308     802
      Prepaid expenses and other                     173      74
      Accounts payable & other current liabilities 1,501   2,272
      Accrued pump taxes and purchased water      (1,686)   (552)
      Accrued taxes payable                         (677)   (859)
      Accrued interest                              (769)   (752)
      Other changes, net                            (345)  3,816
                                                  ---------------
      Net cash provided by operating activities    4,801   5,450
Investing activities:
  Additions to utility plant                      (9,315) (6,693)
  Additions to nonutility property                   (82)      -
  Cost to retire utility plant                       (31)   (176)
  Distribution from joint venture                     51       -
                                                  ---------------
      Net cash used in investing activities       (9,377) (6,869)
Financing activities:
  Borrowings on line of credit, net                4,200   1,800
  Dividends paid                                  (1,873) (1,873)
  Advances and contributions
    in aid of construction                         2,974   2,448
  Refunds of advances                               (238)   (230)
                                                  ---------------
      Net cash provided by
       financing activities                        5,063   2,145
                                                  ---------------
Net change in cash and equivalents                   487     726
                                                  ---------------
Cash and equivalents, beginning of period            783     124
                                                  ---------------
Cash and equivalents, end of period               $1,270     850
                                                  ===============
Supplemental disclosures of cash flow information:
    Cash paid during period for:
      Interest                                    $2,732  $2,562
      Income taxes                                $   -   $2,548

See accompanying notes to condensed consolidated financial statements


SJW CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
March 31, 2001

NOTE I - General
----------------

In the opinion of SJW Corp., (the Corporation), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.'s
2000 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no diluted securities, and accordingly, diluted earnings per share is not shown.

SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers. Nonutility revenue, assets, and net income do not have a material effect on the corporation's financial condition and results of operation.

NOTE II - Crystal Choice Water Service LLC
------------------------------------------

SJW Corp.'s condensed consolidated financial statements for the three months ended March 31, 2001 includes the operating results of Crystal Choice Water Service LLC (CCWS) from January 18, 2001, (inception) through March 31, 2001. CCWS engages in the sale and rental of water conditioning equipment. SJW Corp. intends to invest $850 in the first year of operation for a 75% interest of CCWS. Intercompany transactions and balances have been eliminated. The CCWS operation is not expected to be material to the overall financial position and operating results of SJW Corp.

NOTE III - The Merger
---------------------

On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (Merger Agreement). SJW Corp. and American Water filed a joint application with the CPUC requesting its approval to complete the transaction.

On February 20, 2001 the CPUC issued a revised schedule for consideration of the proposed merger that would allow for a decision in September 2001. Following the ruling setting forth the new schedule, American Water announced that it would terminate the Merger Agreement on April 28, 2001, the date after which either party has the right to terminate the Merger Agreement, because of regulatory uncertainties and delays, and offered to consent to mutual termination of the agreement. On March 1, 2001, SJW Corp.'s Board of Directors decided that it would be in the best interest of the company to terminate the Merger Agreement, and accepted American Water's offer for mutual termination.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

General:
-------
SJW Corp. was incorporated in California on February 8, 1985.
SJW is a holding company with two wholly owned subsidiaries, San
Jose Water Company and SJW Land Company.

San Jose Water Company was originally incorporated under the laws of the State of California in 1866. The company was later reorganized and reincorporated as the San Jose Water Works. San Jose Water Works was reincorporated in 1985 as San Jose Water Company, with SJW Corp. as the parent holding company. The headquarters of SJW Corp. and its subsidiaries is at 374 West Santa Clara Street, San Jose, California 95113 and their telephone number is (408) 279-7800.

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

SJW Land Company was incorporated in October 1985. SJW Land Company owns and operates parking facilities adjacent to the San Jose Arena, commercial buildings in San Jose and a 70% limited partnership interest in 444 West Santa Clara Street, L. P.

SJW Corp. also owns 1,099,952 shares of California Water Service
Group.

In January 2001, SJW Corp. formed Crystal Choice Water Service LLC (CCWS), a limited liability company with Kinetico, Incorporated, a leading water conditioning equipment manufacturer. SJW Corp. owns 75% of the entity. CCWS engages in the sale and rental of water conditioning equipment. The CCWS operation is not expected to be material to the overall financial position and operating results of SJW Corp.

The Merger
----------
On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (Merger Agreement). SJW Corp. and American Water filed a joint application with the CPUC requesting its approval to complete the transaction.

On February 20, 2001 the CPUC issued a revised schedule for consideration of the proposed merger that would allow for a decision in September 2001. Following the ruling setting forth the new schedule, American Water announced that it would terminate the Merger Agreement on April 28, 2001, the date after which either party has the right to terminate the Merger Agreement, because of regulatory uncertainties and delays, and offered to consent to mutual termination of the agreement. On March 1, 2001, SJW Corp.'s Board of Directors decided that it would be in the best interest of the company to terminate the Merger Agreement, and accepted American Water's offer for mutual termination.

Liquidity and Capital Resources:
-------------------------------
SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $40,000 at rates which approximate the bank's prime or reference rate. At March 31, 2001, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $24,600.

San Jose Water Company plans to issue $20,000 of long-term financing in the fourth quarter of 2001. Proceeds from the sale of the long-term financing will be used to repay short-term borrowings, and fund construction expenditures through the first half of 2002.

San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment and source of supply facilities in order to comply with environmental regulations. Company-financed net capital expenditures for 2001 are estimated at $23,000. For the five-year period from 2001 to 2005, San Jose Water Company's net capital expenditures are estimated to aggregate $120,000.
Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

The first year funding of Crystal Choice Water Service LLC is expected to approximate $850. As of March 31, 2001, $425 has been funded to the entity and the remaining balance will be funded in the second half of 2001.

Results of Operations:
---------------------
Overview
--------
SJW Corp.'s consolidated net income for the first quarter of 2001 was $678, a decrease of 49% from $1,327 in the first quarter of 2000. Revenue in the first quarter of 2001 was higher than the 2000 level due to a rate increase in July, 2000. Operating expenses increased due to an increase in production costs, wage increases for the bargaining units and administrative employees, and depreciation. The delay in receiving a California Public Utilities Commission (CPUC) decision in San Jose Water Company's application for a general rate increase, which was subsequently received on April 19, 2001, contributed to lower than expected earnings in the first quarter of 2001.

Operating Revenue
-----------------
The change in consolidated operating revenue from the same period in 2000 was due to the following factors:

                                         Three months ended
                                        March 31, 2001 vs. 2000
                                          Increase/(decrease)
---------------------------------------------------------------

Utility:
  Consumption                          $  (55)         -%
  Usage by new customers                  227          1
  New rates at July, 2000                 438          2
Real estate                                67          -
Crystal Choice                             31          -
-----------------------------------------------------------------
                                       $  708          3%
=================================================================

Operating Expenses
------------------
The change in consolidated operating expenses, excluding income taxes, from the same period in 2000 was due to the following:

                                         Three months ended
                                       March 31, 2001  vs. 2000
                                         Increase(decrease)
----------------------------------------------------------------
Production costs:
  Reduced surface water supply         $  433          2%
  Usage and new customers                 226          1
  Pump tax and
    purchased water price increase        468          2
  Energy price increase                   113          1
                                       ------         --
Total Production costs                  1,240          6
Operation and maintenance                 195          1
Depreciation and amortization             337          2
General taxes                              90          -
-----------------------------------------------------------------
                                      $ 1,862          9%
=================================================================

The increase in production costs was due primarily to reduced surface water supply and the Santa Clara Valley Water District (SCVWD) production cost (pump tax and purchased water) increases in July 2000. Surface water supply is the least expensive source of water and the availability of a higher surface water supply reduced water production costs in the first quarter of 2000. San Jose Water Company received a corresponding rate increase associated with the SCVWD's production cost increase effective in July 2000.

The change in San Jose Water Company's source of supply mix was as follows:
                                   Three months ended
                                    2001 vs. 2000
                                   Increase/(decrease)
--------------------------------------------------------------
                                    (Million gallons)

Purchased water                         602          7%
Ground water                           (157)        (2)
Surface water                          (407)        (5)
Reclaimed water                           3          -
------------------------------------------------------
                                         41          -%
======================================================

The changes in the source of supply mix were consistent with the changes in the water production costs.

Operations and maintenance expense increased due to wages and benefits increases for bargaining unit and administrative employees. Depreciation expense increased due to growth in utility plant authorized by the CPUC. The delay in receiving a CPUC decision in San Jose Water Company's application for a general rate increase contributed to lower than expected earnings in the first quarter of 2001.

Income tax expense decreased $548, or 63%, in comparison to the first quarter of 2000 due to reduced earnings and the subsequent deductibility of the merger-related expenses incurred in association with the previously announced merger of SJW Corp. with American Water Works Company, which was terminated on March 1, 2001. The effective income tax rates for the first quarter of 2001 and 2000 approximated 33% and 40%, respectively.

Interest expense increased $157, or 8%, due to an increase in short-term borrowings.

Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and is not indicative of the results for the calendar year. The average usage per metered customer in the first quarter of 2001 remains consistent with the first quarter of 2000.

Water Supply and Energy resources
---------------------------------
On May 4, 2001, the SCVWD's ten storage reservoirs were 63% full with 107,502 acre-feet of water, which is the average for the past 20 years. The rainfall in the winter of 2001 was average and will provide a normal surface water supply for the Corporation. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

California is currently going through an energy crisis due to supply shortage. San Jose Water Company has evaluated its strategy and contingency plans for potential energy blackouts in California during the peak energy consumption period of the summer. The pumps and motors at San Jose Water Company's groundwater production facilities are propelled by electrical power. Over the last few years San Jose Water Company has installed standby power generators at eighteen of its strategic water production sites. Selected stations without standby generators are equipped to operate with portable generating equipment in the case of an emergency. In addition, the commercial office and operations control centers are equipped with standby generators that allow critical distribution and customer service operations to continue during a power outage. The SCVWD informed San Jose Water Company that its filter plants, which deliver imported water to the San Jose Water Company's facilities, are also equipped with standby generators. However, San Jose Water Company was also informed that the State of California and the federal government, who provide imported water to the SCVWD do not have standby generators at their raw water stations.

San Jose Water Company is working diligently with its energy supplier to clarify the status of the blackouts and assess their impact on its ability to provide adequate supplies to its customers during peak periods. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period through pumping water with its standby generators and through the imported water from SCVWD. However, if imported water is unable to be delivered to the region to satisfy local demand, San Jose Water Company will have to pump water at peak and partial-peak periods which will increase San Jose Water Company's energy costs. San Jose Water Company expects to be able to meet customer demand under the normal rolling blackout scenario (2-4 hours of rolling blackout within a 24-hour period).
Extended blackouts on consecutive days would increase the vulnerability of the system depending on the duration and frequency of the outages.

Regulatory Affairs
------------------
On April 19, 2001, the CPUC approved a 7.40% rate increase for San Jose Water Company. The revenue increase authorized by the CPUC approximates $8.4 million (7.40%) for 2001, $3.6 million (2.93%) for 2002 and $3.9 million (3.12%) for 2003, reflecting a rate of return on rate base of 9.10% in 2001, and 9.11% in 2002 and 2003. The authorized return on common equity is 9.95%. The estimated rate base for San Jose Water Company in test years 2001 and 2002 is $212,500 and $224,100, respectively. In the same decision, the company was authorized to recover $1.3 million of previously incurred water quality and catastrophic event expenses via surcharges over the next 24 months.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At March 31, 2001, the balancing account, excluding capitalized interest refunds due to customers, had a net over-collected balance to be refunded of $989,000.

In January 2001, the CPUC authorized San Jose Water Company's energy provider to increase the energy rate by $0.01 per kwh and in March 2001, the CPUC further authorized the energy provider to increase its rate by another $0.03 per kwh. Based on the initial percentage of energy rate increases, the company estimates that the power cost increase will approximate $1.9 million on an annual basis. The company expects that increases in energy rates authorized in January and March 2001 will be recovered from customers through established CPUC balancing account procedures, although on a short-term basis there will be a regulatory lag in recovering the higher costs.

To the extent that San Jose Water Company has to pump water during peak periods to satisfy customer demand when imported water is not available, higher energy cost will be incurred. Currently, the CPUC has no established procedure for water utilities to recover additional costs incurred due to changes in supply mix.


PART II. OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On April 19, 2001, the Board of Directors of the Corporation declared the regular quarterly dividend of $.6525 per common share. The dividend will be paid June 1, 2001, to shareholders of record as of the close of business on May 1, 2001.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits required to be filed by Item 601 of Regulation
S-K.

There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2001.

     (b.) Reports on Form 8-K

SJW Corp. filed its Form 8-K with the Commission on March 6, 2001, which announced American Water Works, Inc.'s intention to terminate the merger with SJW Corp., and subsequently on March 13, 2001, SJW Corp. filed its Form 8-K with the Commission, which announced the Board of Director's concurrence with American Water Works, Inc.'s termination of its merger with SJW Corp.

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

SJW Corp.

Date: May 11,2001         By   /s/
                          ----------------
                          ANGELA YIP
                          Chief Financial Officer & Treasurer
1