Form 10-Q
period 2001-06-30
SJW CORP
filed 2001-08-08
CIK 766829

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended          June 30, 2001
                  -------------------------------------------------

Commission file number         1-8966
                       --------------------------------------------

                              SJW Corp.
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

     California                               77-0066628
-------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)           Identification No.)

     374 West Santa Clara Street, San Jose, CA            95196
-------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

                             408-279-7800
-------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                             Not Applicable
-------------------------------------------------------------------
(Former name, former address and former fiscal year changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  X     No
             ---      ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of August 1, 2001 and as of the date of this report are 3,045,147.


                          PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS
         --------------------

                       SJW CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME
                               (UNAUDITED)
             (In thousands, except share and per share data)

                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                    JUNE 30               JUNE 30
                                 2001      2000        2001      2000
----------------------------------------------------------------------
Operating revenue              $36,364    33,064    $60,609    56,601
Operating expense:
  Operation:
    Purchased water              9,181     8,100     14,968    12,830
    Power                        2,057     1,074      2,775     1,707
    Pump taxes                   6,058     4,852      8,980     7,677
    Other                        4,995     6,859     11,304    12,796
  Maintenance                    1,821     1,752      3,388     3,495
  Property and other
    nonincome taxes              1,055       982      2,161     1,998
  Depreciation and
    Amortization                 3,310     2,962      6,608     5,923
  Income taxes                   2,172     2,227      2,498     3,101
---------------------------------------------------------------------
Total operating expenses        30,649    28,808     52,682    49,527
---------------------------------------------------------------------
Operating income                 5,715     4,256      7,927     7,074

Other income                       165        22        363       111
Dividend income                    307       302        613       605
Interest and other charges      (2,017)   (1,858)    (4,055)   (3,741)
----------------------------------------------------------------------
Net income                     $ 4,170     2,722    $ 4,848     4,049
======================================================================
Other comprehensive income (loss):
  Unrealized gain (loss)
    on investment               (3,245)    1,581     (1,485)   (6,668)
  Income taxes related to
    other comprehensive
    income (loss)                1,330      (648)       609     2,734
----------------------------------------------------------------------
Other comprehensive income
  (loss), net                   (1,915)      933       (876)  (3,934)
----------------------------------------------------------------------
Comprehensive income           $ 2,255     3,655    $ 3,972      115
======================================================================
Basic earnings per share         $1.37      0.89    $  1.59     1.33
======================================================================
Comprehensive income per share $  0.74      1.20    $  1.30     0.04
======================================================================
Dividends per share of
  common stock                 $  0.65      0.62    $  1.27     1.23
======================================================================
Weighted average shares
  Outstanding               3,045,147  3,045,147  3,045,147  3,045,147
======================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.



                     SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                          (In thousands)
                                                JUNE 30    DECEMBER 31
                                                  2001        2000
----------------------------------------------------------------------
ASSETS
Utility plant                                  $482,632      462,892
Less accumulated depreciation and amortization  145,790      139,396
----------------------------------------------------------------------
  Net utility plant                             336,842      323,496
Nonutility property                              10,196        9,979
Current assets:
  Cash and equivalents                              868          783
  Accounts receivable and accrued revenue        20,460       13,125
  Prepaid expenses and other                      1,187        1,344
----------------------------------------------------------------------
Total current assets                             22,515       15,252
Other assets:
  Investment in California Water Service Group   28,214       29,699
  Investment in joint venture                     1,223        1,237
  Debt issuance and reacquisition costs           3,638        3,719
  Regulatory assets                               5,270        5,256
  Goodwill                                        1,786        1,829
  Other                                           1,851        1,463
---------------------------------------------------------------------
Total other assets                               41,982       43,203
----------------------------------------------------------------------
                                               $411,535      391,930
======================================================================
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                 $  9,516        9,516
  Additional paid-in capital                     12,356       12,357
  Retained earnings                             117,220      116,232
  Accumulated other comprehensive income          5,344        6,220
----------------------------------------------------------------------
Shareholders' equity                            144,437      144,325
Long-term debt                                   90,000       90,000
----------------------------------------------------------------------
Total capitalization                            234,437      234,325
Current liabilities:
  Line of credit                                 18,700       11,200
  Accrued interest                                2,768        2,789
  Accounts payable and purchased power            2,839        1,134
  Accrued pump taxes and purchased water          8,160        4,629
  Accrued taxes                                   1,710          266
  Refund due to customers                         1,072        1,072
  Other current liabilities                       3,183        5,652
----------------------------------------------------------------------
Total current liabilities                        38,432       26,742
Deferred income taxes and tax credits            26,113       24,713
Advances for and contributions in aid
  of construction                               106,912      100,222
Other noncurrent liabilities                      5,641        5,928
----------------------------------------------------------------------
                                               $411,535      391,930
======================================================================

See accompanying notes to condensed consolidated financial statements.



                      SJW CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (In thousands)
                                                      SIX MONTHS ENDED
                                                          JUNE 30
                                                      2001       2000
----------------------------------------------------------------------
Operating activities:
  Net income                                         $4,848     4,049
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   6,608     5,923
      Deferred income taxes and credits                (724)   (3,298)
      Changes in operating assets and liabilities:
        Accounts receivable and accrued revenue      (7,335)   (4,708)
        Prepaid expenses and other                      157      (200)
        Accounts payable and other current
          Liabilities                                  (764)    1,750
        Accrued pump taxes and purchased water        3,531     2,086
        Accrued taxes payable                         1,444      (365)
        Other changes, net                            2,265     3,608
----------------------------------------------------------------------
Net cash provided by operating activities            10,030     8,845
----------------------------------------------------------------------
Investing activities:
  Additions to utility plant                        (20,686)  (14,329)
  Additions to nonutility property                     (158)      (47)
  Cost to retire utility plant                         (195)     (333)
  Distribution from joint venture                       101         -
----------------------------------------------------------------------
Net cash used in investing activities               (20,938)  (14,709)
----------------------------------------------------------------------
Financing activities:
  Dividends paid                                     (3,860)   (3,745)
  Borrowings on line of credit                        7,500     4,100
  Advances and contributions in aid of construction   8,036     6,452
  Refunds of advances                                  (683)     (692)
----------------------------------------------------------------------
Net cash provided by financing activities            10,993     6,115
----------------------------------------------------------------------
Net change in cash and equivalents                  $    85       251
----------------------------------------------------------------------
Cash and equivalents, beginning of period           $   783       124
----------------------------------------------------------------------
Cash and equivalents, end of period                 $   868       375
======================================================================
Supplemental disclosures of cash flow information:
  Cash paid during period for:
    Interest                                           $516     3,651
    Income taxes                                          -     4,018

See accompanying Notes to Condensed Consolidated Financial Statements.




                          SJW CORP. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                               June 30, 2001
                          (dollars in thousands)

NOTE I - GENERAL
----------------

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements incorporated by reference in SJW Corp.'s 2000 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

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


NOTE II - CRYSTAL CHOICE WATER SERVICE LLC
          --------------------------------

SJW Corp.'s condensed consolidated financial statements for the three and six months ended June 30, 2001 include the operating results of Crystal Choice Water Service LLC (CCWS) from January 18, 2001 (inception). CCWS engages in the sale and rental of water conditioning equipment. SJW Corp. intends to invest $850 in the first year of operation for a 75% interest of CCWS. Intercompany transactions and balances have been eliminated. The CCWS operation is not expected to be material to the overall financial position and operating results of SJW Corp.


NOTE III - THE MERGER
           ---------------------

On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (Merger Agreement). SJW Corp. and American Water filed a joint application with the CPUC requesting its approval to complete the transaction.

On February 20, 2001, the California Public Utility Commission (CPUC) issued a revised schedule for consideration of the proposed merger that would allow for a decision in September 2001. Following the ruling setting forth the new schedule, American Water announced that it would terminate the Merger Agreement on April 28, 2001, the date after which either party had the right to terminate the Merger Agreement, because of regulatory uncertainties and delays, and offered to consent to mutual termination of the agreement. On March 1, 2001, SJW Corp.'s Board of Directors decided that it would be in the best interest of the company to terminate the Merger Agreement, and accepted American Water's offer for mutual termination.


NOTE IV - IMPACT OF RECENT ACCOUNTING PRONOUCEMENTS
          -----------------------------------------

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 addresses the accounting for and reporting of business combinations and supercedes APB Opinion No. 16 "Business Combinations", and FASB Statement No. 38 "Accounting for preacquisition Contingencies of Purchased Enterprises". Statement No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. SJW Corp. does not anticipate that the adoption of Statement No. 141 will have a material effect on its consolidated financial statements.

Statements No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion 17, "Intangible Assets". Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of the statement, which will begin with the SJW Corp.'s fiscal year starting January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001, will be subject to immediate adoption of the statement. The company will continue to amortize its goodwill during the remainder of fiscal 2001, the amount of which will be approximately $43 for the second half of the year. The resulting balance for existing goodwill and other intangible assets as of December 31, 2001 subject to periodic impairment testing will be $1,743. If in a future period, the company determines that goodwill or another intangible asset is impaired, the impairment write down could have a material impact on earnings for that period.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)
          -----------------------------------------------------------

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

SJW Corp. also owns 1,099,952 shares of California Water Service
Group.

Liquidity and Capital Resources:
-------------------------------

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $40,000 at rates which approximate the bank's prime or reference rate. At June 30, 2001, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $21,300.

San Jose Water Company plans to issue $20,000 of long-term financing in the fourth quarter of 2001. Proceeds from the sale of the long-term financing will be used to repay short-term borrowings, and fund construction expenditures through the first half of 2002.

San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Capital expenditures for the next five years are likely to increase from historical levels due to the addition of new, or expansion of existing, water treatment, transmission and distribution, and source of supply facilities and to comply with environmental regulations. Net capital expenditures for 2001 are estimated at $23,000. For the five year period from 2001 to 2005, San Jose Water Company's net capital expenditures are estimated to aggregate $120,000. Net capital expenditures represent gross capital expenditures less advances and contributions in aid of construction.

SJW Corp intends to invest $850 in the first year of operation for a 75% interest of Crystal Choice Water Service LLC. The second half of the funding to CCWS will be made in August 2001.

Results of Operations:
---------------------

Overview

SJW Corp.'s consolidated net income for the second quarter of 2001 was $4,170, an increase of 53% from $2,722 in the second quarter of 2000. Earnings for the second quarter of 2001 were greater than the second quarter of 2000 primarily due to the inclusion in the second quarter of 2000 results of non-recurring merger-related costs incurred in conjunction with the proposed merger of SJW Corp. with American Water Works Company Inc., which was terminated on March 1, 2001.

Operating Revenue
-----------------

The change in consolidated operating revenue from the same period in 2000 was due to the following factors:

                           Three months ended     Six months ended
                         June 30 2001 vs. 2000  June 30 2001 vs. 2000
     Operating Revenue     Increase/(decrease)    Increase/(decrease)
----------------------------------------------------------------------
     Utility:
       Consumption          $  555      2%         $  500      1%
       New Rates             2,649      8%          3,087      5%
       New Customers           218      1%            445      1%
     Parking & Rental         (173)    (1)%          (106)     -%
     Crystal Choice             51      -%             82      -%
----------------------------------------------------------------------
                            $3,300     10%         $4,008      7%
======================================================================

Operating Expenses
------------------

The change in consolidated operating expense, excluding income taxes, from the same period in 2000 was due to the following:

                           Three months ended      Six months ended
                         June 30 2001 vs. 2000  June 30 2001 vs. 2000
Operating Expense         Increase/(decrease)     Increase/(decrease)
--------------------------------------------------------------------
Production costs:
  Reduced surface water
    supply                 $1,153      4%          $1,586      3%
  Usage and new customers     327      1%             552      1%
  Pump tax and purchased
    water price increase      835      3%           1,303      3%
  Energy price increase       955      4%           1,068      2%
                            -----      --            -----     --
Total Production costs      3,270     12%           4,509      9%
Operation and maintenance  (1,795)    (6)%         (1,599)    (3)%
Depreciation and
  amortization                348      1%             685      2%
General taxes                  73      -              163      -
-------------------------------------------------------------------
                           $1,896      7%          $3,758      8%
==================================================================

The increase in production costs was due primarily to reduced surface water supply, the Santa Clara Valley Water District (SCVWD) production cost (pump tax and purchased water) increases in July 2000 and the energy provider's power cost increase in January and March of 2001. Surface water supply is the least expensive source of water and the availability of a higher surface water supply reduced water production costs in the second quarter and six months ended June 30, 2000. San Jose Water Company received a corresponding rate increase associated with the SCVWD's production cost increase effective in July 2000.

The change in San Jose Water Company's source of supply mix was as follows:
                      Three months ended       Six months ended
                        2001 vs. 2000           2001 vs. 2000
                       Increase/(decrease)    Increase/(decrease)
-----------------------------------------------------------------
                                   (Million gallons)
Purchased water           254      2%            856       4%
Ground water              820      6%            663       3%
Surface water          (1,006)    (7)         (1,413)     (6)%
Reclaimed water            20      -              23       -
-----------------------------------------------------------------
                           88      1%            129       1%
=================================================================

The changes in the source of supply mix were consistent with the changes in the water production costs.

Increases in operation and maintenance expenses for the second quarter of 2001 were more than offset by the reduction in the merger-related costs incurred in the quarter ending June 30, 2000. Depreciation expense increased due to growth in utility plant authorized by the CPUC.

Income tax expense decreased $55 or 3% in comparison to the second quarter of 2000. Year-to-date income tax expense decreased $603 over the same six-month period of 2000. The effective income tax rate for the second quarter of 2001 was 34% due to the tax benefits associated with certain merger-related expenses.

Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Average usage per metered customer for the second quarter of 2001 increased 1% over the same period in 2000 and year-to-date average usage per metered customer increased 1% from the same six-month period in 2000.

Water Supply & Energy Resources
-------------------------------

On August 2, 2001, Santa Clara Valley Water District's ten storage reservoirs were 58% full with 97,468 acre feet of water, which is average for the past 20 years. The rainfall in the winter of 2001 maintained an average surface water supply for San Jose Water Company. Surface water is a less costly source of water and its availability significantly impacts the results of operation.

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

Regulatory Affairs
------------------

On April 19, 2001, San Jose Water Company received a decision from the California Public Utilities Commission regarding its request for a general rate increase filed in February 2000. The decision granted San Jose Water Company a revenue increase of $8.4 million or 7.4% for 2001, $3.6 million (2.9%) for 2002 and $3.9 million (3.1%) for 2003.
The authorized return on equity in the decision is 9.95% for the years 2001 through 2003. The authorized return on rate base is 9.10% for 2001, and 9.11% for 2002 and 2003.

On June 28, 2001, San Jose Water Company received CPUC approval for an offset rate increase in the amount of $5.4 million, or 4.3%. This rate increase offsets the July 1, 2001 increase in purchased water and pump tax costs charged by the Santa Clara Valley Water District and the higher costs of electric power resulting from the Pacific Gas and Electric Company rate increases on January 4, 2001 and March 27, 2001. An offset rate increase is a cost reimbursement and is not designed to increase the earnings of the utility.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At June 30, 2001, the balancing account, excluding capitalized interest refunds due to customers, had a net over-collected balance to be refunded of $254.

To the extent that San Jose Water Company has to pump water during peak periods to satisfy customer demand when imported water is not available, higher energy cost will be incurred. Currently, the CPUC has no established procedure for water utilities to recover additional costs incurred due to such unanticipated changes in supply mix.


                      PART II. OTHER INFORMATION
                      --------------------------


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

At the 2001 Annual Meeting of Shareholders of the Corporation held on July 19, 2001, nine directors were re-elected to the Board of Directors, and the appointment of KPMG LLP as independent auditors for 2001 was ratified by the following votes:

     Name of Director                   In Favor      Against

     Mark L. Cali                      2,778,584       18,990
     J. Philip DiNapoli                2,746,184       51,390
     Drew Gibson                       2,775,848       21,726
     Ronald R. James                   2,772,101       25,473
     George Moss                       2,774,901       22,673
     Roscoe Moss, Jr.                  2,772,869       24,705
     W. Richard Roth                   2,721,189       76,375
     Charles J. Toeniskoetter          2,774,848       22,726
     J.W. Weinhardt                    2,691,609      105,965

     Ratification of appointment of independent auditors for 2001:

     In Favor                 Against        Abstaining

     2,766,806                13,689         17,079

The amendment of the bylaw to add a director to the Board as set forth in the Corporation's Proxy Statement for the 2001 Annual Meeting of Shareholders held on July 19, 2001 was approved by the following votes:

     In Favor       Against        Abstaining     Non-votes

     2,262,569      60,758         19,343         494,904


Item 5.  OTHER INFORMATION
         -----------------

     On July 19, 2001, the Board of Directors declared the regular quarterly dividend of $.6525 per common share. The dividend will be paid September 1, 2001 to shareholders of record as of the close of business on August 1, 2001. At the same meeting, the Board of directors appointed Frederick R. Ulrich to fill the newly created tenth director position at SJW Corp.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a.) Exhibits required to be filed by Item 601 of Regulation S-K There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2001.
     (b.)  Reports on Form 8-K
           No reports on Form 8-K have been filed during the quarter ended June 30, 2001.


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

                                   SJW Corp.


    Date:  August 7, 2001          By /s/ Angela Yip
                                   -------------------
                                   Angela Yip
                                   Chief Financial Officer
                                   and Treasurer

15

15