Form 10-Q
period 2001-09-30
SJW CORP
filed 2001-11-13
CIK 766829

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended     September 30, 2001
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of November 1, 2001 and as of the date of this report are 3,045,147.


                          PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS
         --------------------

                       SJW CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME
                               (UNAUDITED)
             (In thousands, except share and per share data)

                              THREE MONTHS ENDED  NINE MONTHS ENDED
                                 SEPTEMBER 30       SEPTEMBER 30
                                 2001      2000      2001      2000
--------------------------------------------------------------------
Operating revenue             $44,182     39,181  $104,791    95,782
Operating expenses:
  Operation:
    Purchased water            11,625     10,321    26,593    23,151
    Power                       2,196      1,510     4,971     3,217
    Pump taxes                  7,165      6,261    16,145    13,938
    Other                       5,474      5,524    16,777    18,320
  Maintenance                   1,830      1,735     5,218     5,230
  Property and other
    nonincome taxes             1,111      1,027     3,272     3,025
  Depreciation and
    amortization                3,319      2,962     9,928     8,885
  Income taxes                  3,515      3,457     6,013     6,558
--------------------------------------------------------------------
Total operating expenses       36,235     32,797    88,917    82,324
--------------------------------------------------------------------
Operating income                7,947      6,384    15,874    13,458

Dividend income                   307        302       920       907
Interest and other charges     (2,025)    (1,899)   (6,081)   (5,640)
Other income                      166        173       530       284
--------------------------------------------------------------------
Net income                     $6,395      4,960   $11,243     9,009
====================================================================
Other comprehensive income
  (loss):
  Unrealized gain(loss)
    on investment               1,485      2,750         -    (3,919)
  Income taxes related to
    other comprehensive
    income (loss)                (609)    (1,128)        -     1,607
--------------------------------------------------------------------
Other comprehensive
  income (loss), net              876      1,622         -    (2,312)
--------------------------------------------------------------------

Comprehensive income           $7,271      6,582    $11,243    6,697
====================================================================
Basic earnings per
  share                        $ 2.10       1.63      $3.69     2.96
Comprehensive income
  per share                    $ 2.39       2.16      $3.69     2.20

Dividends per share            $ 0.65       0.62      $1.92     1.85
Weighted average
  shares outstanding        3,045,147  3,045,147  3,045,147 3,045,147

See accompanying Notes to Condensed Consolidated Financial
Statements.



                     SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                          (In thousands)
                                           SEPTEMBER 30   DECEMBER 31
                                                   2001          2000
---------------------------------------------------------------------
ASSETS
Utility plant and intangible assets            $500,785       462,892
Less accumulated depreciation and
  amortization                                  148,339       139,396
---------------------------------------------------------------------
  Net utility plant                             352,446       323,496
Nonutility property                              10,228         9,979
Current assets:
  Cash and equivalents                            2,098           783
  Accounts receivable                             9,065         6,425
  Accrued revenue                                12,642         6,700
  Prepaid expenses and other                      1,611         1,344
---------------------------------------------------------------------
  Total current assets                           25,416        15,252
Other assets:
  Investment in California Water
    Service Group                                29,699        29,699
  Investment in joint venture                     1,208         1,237
  Debt issuance and reacquisition costs           3,683         3,719
  Regulatory assets                               5,273         5,256
  Goodwill                                        1,765         1,829
  Other                                           1,845         1,463
---------------------------------------------------------------------
  Total other assets                             43,473        43,203
---------------------------------------------------------------------
                                               $431,563       391,930
=====================================================================

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                 $  9,516         9,516
  Additional paid-in capital                     12,357        12,357
  Retained earnings                             121,628       116,232
  Accumulated other comprehensive income          6,220         6,220
---------------------------------------------------------------------
Shareholders' equity                            149,721       144,325
Long-term debt                                  110,000        90,000
---------------------------------------------------------------------
Total capitalization                            259,721       234,325
Current liabilities:
    Line of credit                                    -        11,200
    Accrued interest                              2,057         2,789
    Accounts payable and purchased power          5,630         1,134
    Accrued pump taxes and purchased water        8,392         4,629
    Accrued taxes                                 6,035           266
    Refund due to customers                         814         1,072
    Other current liabilities                     3,492         5,652
---------------------------------------------------------------------
Total current liabilities                        26,420        26,742
Deferred income taxes and tax credits            26,753        24,713
Advances for and contributions in aid
  of construction                               112,812       100,222
Other noncurrent liabilities                      5,857         5,928
---------------------------------------------------------------------
                                               $431,563       391,930
=====================================================================
See accompanying Notes to Condensed Consolidated Financial
Statements.



                     SJW CORP. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                        (In thousands)
                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                     2001       2000
---------------------------------------------------------------------
Operating activities:
    Net income                                     $11,243     9,009
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                9,928     8,885
        Deferred income taxes and credits            2,040    (2,003)
        Changes in operating assets and liabilities:
          Accounts receivable and accrued revenue   (8,582)   (5,735)
          Prepaid expenses and other                  (267)     (601)
          Accounts payable and other current
            liabilities                              2,336     3,838
          Accrued pump taxes and purchased water     3,763     4,304
          Accrued taxes payable                      5,769      (717)
          Accrued interest                            (732)     (733)
          Other changes, net                          (470)    3,155
---------------------------------------------------------------------
Net cash provided by operating activities           25,028    19,402
---------------------------------------------------------------------
Investing activities:
      Additions to utility plant                   (39,701)  (23,511)
      Additions to nonutility property                (249)      (47)
      Cost to retire utility plant                    (300)     (418)
---------------------------------------------------------------------
Net cash used in investing activities              (40,250)  (23,976)
---------------------------------------------------------------------
Financing activities:
      Dividends paid                                (5,847)   (5,618)
      Net borrowings on line of credit             (11,200)    5,000
      Advances and contributions in aid of
        construction                                14,794     7,913
      Refunds of advances                           (1,210)   (1,216)
      Proceeds from issuance of long-term debt      20,000         -
---------------------------------------------------------------------
Net cash provided by financing
  activities                                        16,537     6,079
---------------------------------------------------------------------
Net change in cash and equivalents                  $1,315     1,505
Cash and equivalents, beginning of period              783       124
---------------------------------------------------------------------
Cash and equivalents, end of period                 $2,098     1,629
=====================================================================
Supplemental disclosures of cash flow information:
      Cash paid during period for:
      Interest                                       6,686     6,298
      Income taxes                                    (973)    8,448

See accompanying Notes to Condensed Consolidated Financial
Statements.



                          SJW CORP. AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                          September 30, 2001
                        (dollars in thousands)

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

Basic earnings per share and comprehensive income per share is calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share are not shown.

SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers. Nonutility revenue, assets, and net income do not have a material effect on the corporation's financial condition and results of operations.

NOTE II - CRYSTAL CHOICE WATER SERVICE LLC

SJW Corp.'s condensed consolidated financial statements for the three and nine months ended September 30, 2001 include the operating results of Crystal Choice Water Service LLC (CCWS) from January 18, 2001 (inception). CCWS engages in the sale and rental of water conditioning equipment. SJW Corp., which has a 75% interest in CCWS intends to invest $850 in the first year of operation. Intercompany transactions and balances have been eliminated. The CCWS operation is not expected to be material to the overall financial position and operating results of SJW Corp.

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

NOTE IV - ISSUANCE OF LONG-TERM DEBT

In September 2001, San Jose Water Company issued $20,000 in Series F 7.2% unsecured 30 year Senior Notes. Proceeds from the sale of unsecured Senior Notes are used to repay short-term borrowings and fund construction expenditures.

NOTE V - IMPACT OF RECENT ACCOUNTING PRONOUCEMENTS

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible
Assets".

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which applies to legal obligations that are associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SJW Corp. does not anticipate the adoption of SFAS No.143 will have a material effect on SJW Corp's financial condition and results of operation.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. SJW Corp. does not anticipate the adoption of SFAS No. 144 will have a material impact on SJW Corp's financial condition and results of operation.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (dollars in thousands):

This report contains forward looking statements relating to future events and financial performance of the company. Such forward looking statements are identified by words including "expect", "estimate", "anticipate", and similar expressions. The company's actual results could differ materially from those discussed in such forward looking statements.

General:

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

SJW Corp. also owns 1,099,952 shares of California Water Service
Group.

Liquidity and Capital Resources:

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000 at rates which approximate the bank's prime or reference rate. At September 30, 2001, SJW Corp. and its subsidiaries had no short-term borrowings.

In September 2001, San Jose Water Company issued $20,000 in Series F 7.2% unsecured 30 year Senior Notes. Proceeds from the sale of unsecured Senior Notes are used to repay short-term borrowings and fund construction expenditures through the remainder of the year.

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

Results of Operations

Overview

SJW Corp.'s consolidated net income for the third quarter of 2001 was $6,395, an increase of 29% from $4,960 in the third quarter of 2000. The earnings increase was due primarily to higher revenue as a result of rate increases. Earnings for the nine months of 2001 increased 25% from $9,009 to $11,243 in comparison with the same period in 2000. The increase in consolidated net income was due primarily to higher revenue partially offset by higher water production costs.

Operating Revenue

The change in consolidated operating revenue from the same period in 2000 was due to the following factors:

                           Three months ended     Nine months ended
                         Sept.30 2001 vs 2000   Sept.30 2001 vs 2000
                           Increase/(decrease)    Increase/(decrease)
---------------------------------------------------------------------
Utility:
  Consumption               $  729    1.9%        $ 1,229    1.3%
  New customers                168    0.4             613    0.6
  Rate increases             4,014   10.3           7,101    7.4
Parking & rental                19      -             (87)     -
Crystal Choice                  71    0.2             153    0.1
---------------------------------------------------------------------
                            $5,001   12.8%         $9,009    9.4%
=====================================================================

Average usage per metered customer for the third quarter and nine months year-to-date of 2001 were slightly higher than the same comparable periods of 2000.


Operating Expense

The change in consolidated operating expense, excluding income taxes, from the same period in 2000 was due to the following:

                           Three months ended     Nine months ended
                         Sept.30 2001 vs 2000   Sept.30 2001 vs 2000
Operating Expense        Increase/(decrease)    Increase/(decrease)
--------------------------------------------------------------------
Production Costs:
  Reduced surface water supply  $  339     1.2%      $ 1,925     2.6%
  Usage and new customers          839     2.9         1,391     1.9
  Pump tax and purchased
    water price increase         1,066     3.6         2,369     3.3
  Energy price increase            650     2.2         1,718     2.4
                                 -----    ----         -----     ----
Total production costs           2,894     9.9         7,403    10.2
Operation and maintenance           45     0.1        (1,555)   (2.1)
Depreciation and amortization      357     1.2         1,043     1.4
General taxes                       84     0.3           247     0.3
---------------------------------------------------------------------
                                $3,380    11.5%      $ 7,138    9.8%
=====================================================================

The higher third quarter production expense in 2001 was attributable to increased water production cost as a result of rate increases in Santa Clara Valley Water District's (SCVWD)purchased water and pump tax costs, the energy providers' power cost increase in January and March of 2001, and the reduced availability of surface water. Surface water supply is the least expensive source of water and the availability of a higher surface water supply reduced water production costs.

San Jose Water Company received a corresponding rate increase associated with the SCVWD's production cost increase effective in July 2001.

The change in San Jose Water Company's source of supply mix was as follows:

                      Three months ended      Nine months ended
                         2001 vs. 2000          2001 vs. 2000
                      Increase/(decrease)    Increase/(decrease)
----------------------------------------------------------------
                               (Million gallons)
Purchased water         (77)        -%          779        2%
Ground water            494         3%        1,157        3%
Surface water          (292)       (2%)      (1,705)      (4%)
Reclaimed water           8         -%           31        -%
----------------------------------------------------------------
                        133         1%          262        1%
================================================================
The changes in the source of supply mix were consistent with the changes in the water production costs.

Operation and maintenance expense for the third quarter of 2001 were comparable to the same period in 2000. However, increases in Operation and maintenance expenses for the nine months period ended September 30, 2001 in comparison to the same period in 2000 were more than offset by non-recurring merger-related costs incurred in conjunction with the proposed merger of SJW Corp. with American Water Works Company, Inc. The merger was terminated on March 1, 2001.

Other

The effective income tax rates for the current quarter and nine months year-to-date of 2001 was 35% which was slightly below the rates for the comparable periods in 2000 due to the tax benefits associated with certain merger-related expenses.

Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Results of the first nine months of 2001 may not be indicative of results for the full year.

Water Supply

On November 6, 2001, Santa Clara Valley Water District's 10 reservoirs were 44% full with 47,884 acre feet of water in storage which is slightly below average for the past 20 years. While at the same time, the water level in the Santa Clara ground water basin and the year to date rainfall is slightly below the 30-year average.

San Jose Water Company has implemented a comprehensive security upgrade program for all production and storage facilities. Pilot testing began on new wireless alarm systems at two facilities. These systems will be installed in all facilities and will be linked to Supervisory Control and Data Acquisition System (SCADA) for continuous monitoring. San Jose Water Company also shares security and planning information with SCVWD, various governmental and law enforcement agencies. Certain site-specific measures are also implemented at various strategic locations to protect the safety and security of water supply.

Regulatory Affairs

On April 19, 2001, San Jose Water Company received a decision from the California Public Utilities Commission regarding its request for a general rate increase filed in February 2000. The decision granted San Jose Water Company a revenue increase of $8,400 or 7.4% for 2001, $3,600 (2.9%) for 2002 and $3,900 (3.1%) for 2003. The authorized return on equity in the decision is 9.95% for the years 2001 through 2003. The authorized return on rate base is 9.10% for 2001, and 9.11% for 2002 and 2003.

On June 28, 2001, San Jose Water Company received CPUC approval for an offset rate increase in the amount of $5,400 or 4.3%. This rate increase offsets the July 1, 2001 increase in purchased water and pump tax costs charged by the Santa Clara Valley Water District and the higher costs of electric power resulting from the Pacific Gas and Electric Company rate increases on January 4, 2001 and March 27, 2001. An offset rate increase is a cost reimbursement and is not designed to increase the earnings of the utility.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At September 30, 2001, the balancing account, excluding capitalized interest refunds due to customers, had a net under-collected balance of $385.

To the extent that San Jose Water Company has to pump water during peak periods to satisfy customer demand when imported water is not available, higher energy cost will be incurred. Currently, the CPUC has no established procedure for water utilities to recover additional costs incurred due to such unanticipated changes in supply mix.



                           PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

On October 25, 2001, the Board of Directors declared the regular quarterly dividend of $.6525 per common share. The dividend will be paid December 1, 2001 to shareholders of record as of the close of business on November 5, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation
          S-K.

          There were no exhibits required to be filed by Item 601 of regulation SK for the quarter ended September 30, 2001.

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

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


                              SJW Corp.


Date: November 9, 2001        By /s/Angela Yip
                              ------------------
                              Angela Yip,
                              Chief Financial Officer
                              and Treasurer

	14.