Form 10-K405
period 2001-12-31
SJW CORP
filed 2002-03-12
CIK 766829

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

        Registrant's telephone number, including area code: 408-279-7800

          Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant -- $161,621,816 on February 27, 2002.

     Shares of common stock outstanding on March 6, 2002 -- 3,045,147.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

   The Exhibit Index to this Form 10-K is located in Part IV, Item 14 of this document.

                               TABLE OF CONTENTS

                                                                                              Page
                                                                                             -----
                                           PART I
Forward-Looking Statements ...............................................................     2
Item 1.  Business ........................................................................     3
         a. General Development of Business ..............................................     3
         b. Financial Information about Industry Segments ................................     3
         c. Narrative Description of Business ............................................     4
            General ......................................................................     4
            Water Supply .................................................................     4
            Franchises ...................................................................     4
            Seasonal Factors .............................................................     5
            Competition and Condemnation .................................................     5
            Environmental Matters ........................................................     5
            Employees ....................................................................     5
         d. Financial Information about Foreign and Domestic Operations and Export Sales .     7
Item 2.  Properties ......................................................................     7
Item 3.  Legal Proceedings ...............................................................     7
Item 4.  Submission of Matters to a Vote of Security Holders .............................     7

                                           PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ...........     8
         a. Market Information ...........................................................     8
         b. Holders ......................................................................     8
         c. Dividends ....................................................................     8
Item 6.  Selected Financial Data .........................................................     9
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of           10
         Operations
Item 7a. Quantitative and Qualitative Disclosures About Market Risk ......................    17
Item 8.  Financial Statements and Supplementary Data .....................................    18
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial            32
         Disclosure
                                           PART III

Item 10. Directors and Executive Officers of the Registrant ..............................    32
Item 11. Executive Compensation ..........................................................    32
Item 12. Security Ownership of Certain Beneficial Owners and Management ..................    32
Item 13. Certain Relationships and Related Transactions ..................................    32

                                           PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................    33
Exhibit Index ............................................................................    34
Signatures ...............................................................................    36

                                    PART I

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and financial performance of SJW Corp. and its subsidiaries. Such forward-looking statements are identified by words including "expect", "estimate", "anticipate" and similar expressions. SJW Corp.'s actual results could differ materially from those discussed in such forward-looking statements. Important factors that could cause or contribute to such differences are included below.

     The California Public Utilities Commission's (CPUC) policy and regulations can adversely affect SJW Corp.'s wholly owned subsidiary, San Jose Water Company's operating results through the availability, timeliness and amount of rate relief. The CPUC's willingness to allow San Jose Water Company to recover its capital expenditures, to offset its incremental production and operating costs increase, and to provide financial and operational flexibility to engage in nonregulated operations can also affect San Jose Water Company's operating results.

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

       Cost   and   other   effects   of  lawsuits  against  SJW  Corp.  or  its
   subsidiaries,   whether   civil,   environmental,  or  product-related  could
   increase SJW Corp.'s legal, liability and insurance costs.

     The City of Cupertino's lease operation could be adversely affected by capital requirements, the ability of San Jose Water Company to raise rates through the Cupertino City Council, and the level of operating and maintenance expenses.

     SJW Land Company's expenses and operating results also could be adversely affected by the parking lot activities, the San Jose Compaq Center events, ongoing local, state and federal land use development activities and regulations, future economic conditions, and the development and fluctuations in the sale of the undeveloped properties.

     See also the heading "Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.


Item 1. Business

(a) General Development of Business

     SJW Corp. was incorporated in California on February 8, 1985. SJW Corp. is a holding company with three subsidiaries.

     San Jose Water Company, a wholly owned subsidiary, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was reorganized under the laws of the State of California in 1931, succeeding a business founded in 1866. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 988,000 people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com.

     SJW Land Company, a wholly owned subsidiary, was incorporated in 1985. SJW Land Company owns and operates parking facilities adjacent to the company's headquarters and the San Jose Compaq Center. SJW Land Company also owns commercial buildings in San Jose and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

     Crystal Choice Water Service LLC, a 75% owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning equipment.

     SJW Corp. also owns 1,099,952 shares of California Water Service Group.

   Regulation and Rates

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

     The purpose of the offset rate increase is to compensate utilities for increases in specific expenses, such as those for purchased water, pump tax or purchased power.

     Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At December 31, 2001, the balancing account had a net under-collected balance to be collected of $302,000.

(b) Financial Information about Industry Segments

     San Jose Water Company generated 99% of SJW Corp.'s consolidated revenue for the years ended December 31, 2001, 2000, and 1999. There were no significant changes in 2001 in the type of products produced or services
rendered   by  San  Jose  Water  Company,  or  in  its  markets  or  methods  of distribution.

     SJW Land Company contributed 1% to SJW Corp.'s consolidated revenue in 2001, 2000, and 1999. In 1999, SJW Land Company sold a non-utility property and contributed a higher net income percentage to SJW Corp.'s consolidated income for the year. Crystal Choice Water Service LLC contributed less than 1% of 2001's consolidated revenue.

     Dividend income from California Water Service Group generated 7%, 11% and 7% of consolidated net income for the years 2001, 2000, and 1999, respectively.

(c) Narrative Description of Business

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

     In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under terms of a 25-year lease. The system is adjacent to the existing San Jose Water Company service area and has 4,200 service connections. Under terms of the lease, San Jose Water Company paid an up-front $6.8 million concession fee to the City which will be amortized over the contract term. The company is responsible for all aspects of system operation including capital improvements.

   Water Supply

     San Jose Water Company's water supply is obtained from wells, surface run-off and diversion and by purchases from the Santa Clara Valley Water District (SCVWD). Under the terms of a master contract with SCVWD expiring in 2051, purchased water provides approximately 40% to 45% of San Jose Water Company's annual production. Surface supplies, which during a year of normal rainfall satisfy about 6% to 8% of San Jose Water Company's current annual needs, provide approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water, increases production costs substantially.

     Groundwater levels in 2002 remained at an average level reflecting the impact of the last rainfall season. SCVWD's reservoir storage of approximately 83,773 acre-feet (49.45% of capacity) was reported on March 1, 2002.

     The pumps and motors at San Jose Water Company's groundwater production facilities are propelled by electric power. Over the last few years, San Jose Water Company has installed standby power generators at eighteen of its strategic water production sites. In addition, the commercial office and operations control centers are equipped with standby generators that allow critical distribution and customer service operations to continue during a power outage. The SCVWD informed San Jose Water Company that its filter plants, which deliver imported water to San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period through pumping water with its standby generators and through the imported water from SCVWD.

     Until 1989, San Jose Water Company had never found it necessary to impose mandatory water rationing. Except in a few isolated cases when service had been interrupted or curtailed because of power or equipment failures, construction shutdowns, or other operating difficulties, San Jose Water Company had not at any prior time in its history interrupted or imposed mandatory curtailment of service to any type or class of customer. During the summer of 1989 through March 1993, rationing was imposed intermittently to all customers at the request of SCVWD.

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

   Competition and Condemnation

     San Jose Water Company is a public utility regulated by the CPUC and operates within a service area approved by the CPUC. The laws of the State of California provide that no other investor-owned public utility may operate in San Jose Water Company's service area without first obtaining from the CPUC a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating San Jose Water Company's service in such area is inadequate.

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

   Employees

     As of December 31, 2001, San Jose Water Company had 289 employees, of whom 72 were executive, administrative or supervisory personnel, and of whom 217 were members of unions. San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees and the International Union of Operating Engineers, representing certain employees in the engineering department covering the years 2001 through 2003. Both groups are affiliated with the AFL-CIO.

Executive Officers of the Registrant

           Name              Age                         Offices and Experience
           ----             -----                        ----------------------
J.W. Weinhardt ..........   71      SJW Corp. -- Chairman of the Board. Chairman of the
                                    Corporation and member of its Executive Committee. Prior
                                    to becoming Chairman in October 1999, he was the
                                    Corporation's Chief Executive Officer. He was also President and Director of the Board since 1985.

W.R. Roth ...............   49      SJW Corp. -- President and Chief Executive Officer of SJW
                                    Corp. since October 1999. Prior to that he was President
                                    from October 1996 and Chief Financial Officer and Treasurer from January 1990 until October 1996.

R.J. Balocco ............   52      San Jose Water Company -- Vice President -- Corporate
                                    Communications since October 1995. He was Vice President
                                    -- Administration from April 1992 until October 1995. Mr.
                                    Balocco has been with San Jose Water Company since 1982.

G.J. Belhumeur ..........   56      San Jose Water Company -- Vice President -- Operations
                                    since April 1996. Prior to April 1996, he was Operations &
                                    Maintenance Manager. Mr. Belhumeur has been with San
                                    Jose Water Company since 1970.

D. Drysdale .............   46      San Jose Water Company -- Vice President -- Information
                                    Services since January 1999. Prior to that, he was Director of
                                    Information Services from March 1998 to January 1999. Prior to March 1998 he was Data Processing Manager since 1994.
                                    Mr. Drysdale joined San Jose Water Company in 1992.

J. Johansson ............   56      San Jose Water Company -- Vice President -- Human
                                    Resources since January 1999. Prior to that, he was Director of Human Resources from March 1998 to January 1999. Prior
                                    to March 1998 he was Personnel Manager. Mr. Johansson has
                                    been with San Jose Water Company since 1976.

R.J. Pardini ............   56      San Jose Water Company -- Vice President -- Chief
                                    Engineer since April 1996. Prior to April 1996, he was Chief
                                    Engineer. Mr. Pardini has been with San Jose Water
                                    Company since 1987.

A. Yip ..................   48      SJW Corp. -- Chief Financial Officer and Treasurer since
                                    October 1996. San Jose Water Company -- Vice President --
                                    Finance since January 1999, Chief Financial Officer and
                                    Treasurer since October 1994. Ms. Yip has been with the San
                                    Jose Water Company since 1986.

R.S. Yoo ................   51      San Jose Water Company -- Vice President -- Water Quality
                                    since April 1996. Prior to April 1996, he was Water Quality
                                    Manager. He has been with San Jose Water Company since
                                    1985.

R.A. Loehr ..............   55      SJW Corp. and San Jose Water Company -- Secretary since
                                    March 1, 1998. Mr. Loehr has been with San Jose Water
                                    Company since 1987 and serves as its attorney.

Edith Aiwaz .............   42      San Jose Water Company -- Controller since July 2001. Prior to that she was the Assistant Controller for Objectivity, Inc., from June 2000 through June 2001. She was an auditor for
                                    Lindquist Von Husen and Joyce, CPAs, from November 1998
                                    through May 2000 and a financial systems analyst for Sun
                                    Microsystems, Inc., from June 1997 through October 1998.

(d)  Financial  Information  about  Foreign  and  Domestic Operations and Export
     Sales

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

     San Jose Water Company maintains all of its properties in good operating condition in accordance with customary proper practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 264 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 2001, a maximum and average of 199 million gallons and 138 million gallons of water per day, respectively, were delivered to the system.

     San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor clouds or defects in title which do not materially affect their use.

     SJW Land Company owns approximately eight acres of property adjacent to San Jose Water Company's general office facilities, approximately five undeveloped acres of land and commercial properties in the San Jose Metropolitan area. The majority of the land adjacent to San Jose Water Company is used as surface parking facilities and generates approximately 52% of SJW Land Company's revenue. Under a ten-year lease expiring January 1, 2010, San Jose Water Company leased half of the office space from SJW Land Company's 1265 Bascom Avenue building as its engineering headquarters. Approximately 28% of SJW Land Company's revenue is generated from this commercial building. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara, L.P., a real estate limited partnership that owns and operates an office building.


Item 3. Legal Proceedings

     None


Item 4. Submission of Matters to a Vote of Security Holders

     None

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


(a) Market Information


     Exchange

     SJW Corp.'s common stock is traded on the American Stock Exchange under the symbol "SJW".


     High and Low Sales Prices

     The information required by this item as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 2001 and 2000 fiscal years is contained in the section captioned "Market price range of stock" in the tables set forth in Note 12 of "Notes to Consolidated Financial Statements" in
Part II, Item 8.


(b) Holders

     There were 793 record holders of SJW Corp.'s common stock on December 31, 2001.

     SJW Corp.'s subsidiary, San Jose Water Company issued $20,000,000 Series F unsecured 30-year senior notes on September 24, 2001. The Series F notes bear interest at 7.2%, are due on September 1, 2031 and were sold to an institutional accredited investor pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act.


(c) Dividends

     Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 233 consecutive quarters and the quarterly rate has been increased during each of the last 34 years. The information required by this item as to the cash dividends paid on common stock in 2001 and 2000 is contained in the section captioned "Dividends per share" in the tables set forth in Note 12 of "Notes to Consolidated Financial Statements" in Part II,
Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Item 6. Selected Financial Data


                         FIVE YEAR STATISTICAL REVIEW

                          SJW CORP. AND SUBSIDIARIES


                                                               2001           2000           1999          1998          1997
                                                          -------------   ------------   -----------   -----------   -----------
Consolidated Results of Operations (in thousands)
Operating revenue .....................................     $ 136,083        123,157       117,001       106,010       110,084
Operating expense:
 Operation ............................................        84,156         76,622        69,264        57,454        61,382
 Maintenance ..........................................         7,090          6,881         6,638         6,909         7,087
 Taxes ................................................        11,770         11,496        12,713        13,206        13,454
 Depreciation and amortization ........................        13,240         11,847        10,235         9,594         8,847
                                                            ---------        -------       -------       -------       -------
Total operating expense ...............................       116,256        106,846        98,850        87,163        90,770
                                                            ---------        -------       -------       -------       -------
Operating income ......................................        19,827         16,311        18,151        18,847        19,314
Interest expense, other income and deductions .........         5,810          5,646         2,267         2,829         4,098
                                                            ---------        -------       -------       -------       -------
 Net income ...........................................        14,017         10,665        15,884        16,018        15,216
 Dividends paid .......................................         7,834          7,491         7,379         7,419         7,228
                                                            ---------        -------       -------       -------       -------
 Invested in the business .............................     $   6,183          3,174         8,505         8,599         7,988
                                                            =========        =======       =======       =======       =======
Consolidated Per Share Data
 Net income ...........................................     $    4.60           3.50          5.20          5.05          4.80
 Dividends paid .......................................     $    2.57           2.46          2.40          2.34          2.28
 Shareholders' equity at year-end .....................     $   49.05          47.40         47.25         45.19         42.13
Consolidated Balance Sheet (in thousands)
Utility plant .........................................     $ 507,227        462,892       432,262       403,227       371,200
 Less accumulated depreciation and amortization               149,721        139,396       129,828       122,809       114,851
                                                            ---------        -------       -------       -------       -------
 Net utility plant ....................................       357,506        323,496       302,434       280,418       256,349
                                                            ---------        -------       -------       -------       -------
Nonutility property ...................................        10,309          9,979        10,133        11,360         7,301
Total assets ..........................................       431,017        391,930       372,427       359,380       323,223
Capitalization:
 Shareholders' equity .................................       149,354        144,325       143,894       143,149       133,553
 Long-term debt (includes current maturities) .........       110,000         90,000        90,000        90,000        75,000
                                                            ---------        -------       -------       -------       -------
Total capitalization ..................................     $ 259,354        234,325       233,894       233,149       208,553
                                                            =========        =======       =======       =======       =======
Other Statistics -- San Jose Water Company
Customers at year-end .................................       219,000        218,500       217,200       215,300       213,900
Average utility revenue per customer ..................     $  612.78         556.99        534.98        489.40        515.20
Investment in utility plant per customer ..............     $   2,316          2,118         1,990         1,873         1,735
Miles of main at year-end .............................         2,419          2,419         2,409         2,403         2,389
Water production (million gallons) ....................        52,122         52,021        51,166        48,140        51,884
Maximum daily production (million gallons) ............           199            217           207           218           214
Population served (estimate) ..........................       988,000        985,000       979,000       971,000       965,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Description of the Business

     SJW  Corp.  is  a  holding  company with three subsidiaries. San Jose Water
Company, a wholly owned subsidiary, is a public utility in the business of providing water service to a population of approximately 988,000 people in an area comprising about 138 square miles in the metropolitan San Jose area. SJW Land Company, a wholly owned subsidiary, owns and operates a 900-space surface parking facility located adjacent to the San Jose Compaq Center, commercial properties and several undeveloped real estate parcels in San Jose, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P. Crystal Choice Water Service LLC, a 75% owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning equipment. In addition, SJW Corp. owns 1,099,952 shares of California Water Service Group.



The Terminated Merger

     On  October  28,  1999,  SJW  Corp.  and American Water Works Company, Inc.
(American   Water)  entered  into  an  Agreement  and  Plan  of  Merger  (Merger
Agreement).

     Following a CPUC ruling extending their approval schedule, American Water announced that it would terminate the Merger Agreement on April 28, 2001, the date after which either party had the right to terminate the Merger Agreement, and offered to consent to mutual termination of the agreement. On March 1, 2001, SJW Corp.'s Board of Directors decided that it would be in the best interest of the company to terminate the Merger Agreement, and accepted American Water's offer for mutual termination.


Critical Accounting Policies:

     SJW Corp. has identified accounting policies below as the policies more critical to the business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in "Notes to Consolidated Financial Statements". Our critical accounting policies are as follows:

     Recognition of Balancing Account--The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. In the last ten years, San Jose Water Company's balancing account showed an average under-collected balance of $834,000. Since balances are being tracked and have to be approved by the CPUC before they could be affected into rates, SJW Corp. has not been recognizing the balancing account in its consolidated financial statements. Had the balancing account under-collection been recognized in San Jose Water Company's financial statements, San Jose Water Company's earnings would be increased by the amount of balancing account revenue under-collected. At December 31, 2001, the Balancing Account had a net under-collected balance of $302,000. Please also see "Factors That May Affect Future Results" on the latest regulatory development regarding the balancing accounts.

     Accrued unbilled revenue--San Jose Water Company reads its customer meters on a cycle basis and records its revenue based on its meter reading results. Revenues from the meter-reading date to the end of the accounting period are estimated based on historical usage patterns, production records, and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates.


Results of Operations


                        Consolidated Operating Revenue

                                          2001         2000        1999
                                      -----------   ---------   ----------
                                                 (in thousands)
   San Jose Water Company .........    $134,047      121,339     115,689
   SJW Land Company ...............       1,752        1,818       1,312
   Crystal Choice .................         284           --          --
                                       --------      -------     -------
                                       $136,083      123,157     117,001
                                       ========      =======     =======

     Consolidated operating revenue for 2001 increased $12,926,000 or 10% over 2000 mainly due to rate increases resulting from San Jose Water Company's general rate case application in April 2001 and an offset rate increase for production costs adjustments in July 2001. Rate increases and new customers contributed $10,899,000 and $721,000, respectively, to 2001 revenue. A slightly higher overall water consumption in 2001 over 2000 contributed $1,088,000 to revenue. In 2001, pursuant to a CPUC authorized regulatory adjustment on previously capitalized interest on utility plant under construction, San Jose Water Company refunded $541,000 of revenue to customers which was accrued in 2000. SJW Land Company's parking revenue decreased slightly and is largely due to the level of events and activities at the San Jose Compaq Center located adjacent to its parking facility.

     Consolidated operating revenue for 2000 increased by $6,156,000 or 5% over 1999 due to a 3% increase in water consumption, which contributed $2,638,000 to revenue. Rate increases and new customers contributed $3,306,000 and $778,000, respectively, to 2000 revenue. Included in the 2000 revenue was a provision of $1,072,000 for a refund due to customers. The refund reflected a regulatory adjustment on previously capitalized interest on utility plant under construction, which was disallowed by the CPUC. SJW Land Company's revenue improved due to increased parking lot and office rental activities.

     The following table represents revenues by customer groups of San Jose Water Company:


                          Revenue by Customer Groups

                                                 2001         2000        1999
                                             -----------   ---------   ---------
                                                        (in thousands)
   Residential & Business ................    $122,345      111,032     106,063
   Industrial ............................       1,017        1,123       1,081
   Public Authorities ....................       7,827        6,861       6,561
   Other metered and non-metered .........       2,858        2,323       1,984
                                              --------      -------     -------
                                              $134,047      121,339     115,689
                                              ========      =======     =======

                  Consolidated Operating Expense Before Taxes


                                                2001        2000        1999
                                            -----------   --------   ---------
                                                      (in thousands)
   San Jose Water Company ...............    $105,767      94,174     86,276
   SJW Land Company .....................         742         713        944
   Crystal Choice Water Service .........         778          --         --
   SJW Corp. ............................       1,578       4,550      2,756
                                             --------      ------     ------
                                             $108,865      99,437     89,976
                                             ========      ======     ======

    Below is an analysis of the changes in consolidated operating expenses:


                                                                 Year ended         Year ended
                                                                2001 vs 2000       2000 vs 1999
              Operating Expense(in thousands)               Increase/(decrease) Increase/(decreaase)
---------------------------------------------------------- -------------------- --------------------
   Production Costs:
     Reduced surface water supply ........................  $  2,111       2%      $  887      1%
     Usage and new customers .............................     1,028       1          671      1
     Pump tax and purchased water price increase .........     3,796       4        3,078      3
     Energy price increase ...............................     3,456       3           89     --
                                                            --------     ---       ------    ---
   Total production costs ................................    10,391      10        4,725      5
   Operation and maintenance .............................    (2,648)     (3)       2,876      3
   Depreciation and amortization .........................     1,393       2        1,612      2
   General taxes .........................................       292      --          248      1
                                                            --------    ----       ------    ---
                                                            $  9,428       9%      $9,461     11%
                                                            ========    ====       ======    ===

     The increase in production costs was due primarily to reduced surface water supply, the Santa Clara Valley Water District (SCVWD) production cost
(pump tax and purchased water) price increases in July 2001, and the energy provider's power cost increases. Power cost has increased 90% in 2001 over 2000 due primarily to the energy provider's power price increases in January and March of 2001. San Jose Water Company received a corresponding rate increase associated with the water production and energy cost increases effective in July 2001. Additional energy costs were also incurred due to the scheduled maintenance of a SCVWD treatment plant which altered the company's distribution mix and optimal pumping pattern. Increases in operation and maintenance expenses for the year ended 2001 were more than offset by the reduction in the merger-related costs incurred in the year ended 2000 and the regulatory adjustment authorized by the CPUC. The merger-related costs were incurred in conjunction with the proposed merger of SJW Corp. with American Water Works Company, Inc. The merger was terminated on March 1, 2001. Depreciation expense increased due to higher investment in utility assets.

     Consolidated operating expense in 2000, excluding income taxes, increased $9,461,000, or 11%, in comparison with 1999 due to higher purchased water and pump tax rates, increased water consumption, and additional administrative compensation accrued in conjunction with the proposed merger. Consolidated operating expense also included a regulatory adjustment of $621,000 to previously capitalized interest on utility plant under construction, which was disallowed by the CPUC.

     In association with SJW Corp.'s proposed merger with American Water Works Company, Inc., certain merger-related expenses in the amount of $1,614,000 and $1,588,000 were incurred in 2000 and 1999, respectively, and are included in operation and maintenance expense.

                               Sources of Supply

                                 2001       2000        1999
                               --------   --------   ---------
                                      (million gallons)
   Purchased water .........    27,833     27,494     27,195
   Ground water ............    21,368     19,788     18,438
   Surface water ...........     2,515      4,381      5,232
   Reclaimed water .........       406        358        301
                                ------     ------     ------
                                52,122     52,021     51,166
                                ======     ======     ======

     Water production in 2001 increased 101 million gallons from 2000. Water production in 2000 increased 855 million gallons, or 2%, over 1999. The changes are consistent with the related operating expenses.

Income Tax Expense

     The effective consolidated income tax rates for 2001, 2000 and 1999 were 35%, 41% and 41%, respectively. The 2001 effective tax rate was below the rates for the prior years due to tax benefits associated with certain merger-related expenses. Refer to Note 6 of the "Notes to Consolidated Financial Statements" for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.


Other Income and Expense

     The 2001 dividend income increased $16,000, or 1.3%, over 2000 due to a $0.015 per share increase in the California Water Service Group annual dividend.

     SJW Corp.'s interest cost on long-term debt in 2001, including capitalized interest, remained consistent with 2000. SJW Corp.'s weighted average cost of long-term debt, including amortization of debt issuance costs, was 7.9% for the year ended December 31, 2001, and 8.0% for the years ended 2000 and 1999.

     Other income in 1999 included a gain on sale of nonutility property to an affiliated party of $3,064,000, net of income tax of $2,107,000.


Liquidity and Capital Resources


     Capital Requirements

     San Jose Water Company's budgeted capital expenditures for 2002, exclusive of capital expenditures financed by customer contributions and advances, are as follows:


                         Budgeted Capital Expenditures

                                                   2002
                                           --------------------
                                              (in thousands)
   Source of supply ....................    $   485         2%
   Reservoirs and tanks ................      6,101        24%
   Pump stations and equipment .........      2,236         9%
   Distribution system .................     14,921        58%
   Equipment and other .................      1,922         7%
                                            -------       ---
                                            $25,665       100%
                                            =======       ===

     The 2002 capital budget is concentrated in main replacements and facility relocation. Approximately $15,000,000 will be spent to systematically renew San Jose Water Company's aging infrastructure and $3,500,000 to upgrade the company's water treatment facilities.

     San Jose Water Company expects to incur approximately $130,000,000, exclusive of customer contributions and advances, in capital expenditures over the next five years. The company's actual capital expenditures may vary from its projection due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

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

     In 2002, SJW Corp. expects to invest $550,000 in Crystal Choice Water Service LLC for its 75% share of capital investment. The capital is invested primarily in rental equipment used by the limited liability company in its rental operation.

Off Balance Sheet Arrangement

     SJW Corp.'s financial statements include the accounts of SJW Corp. and its wholly owned and majority-owned subsidiaries. SJW Land Company has a 70% limited partnership interest in a real estate investment partnership, 444 West Santa Clara Street, L.P. The limited partnership obtained a mortgage loan in the amount of $4,500,000 in 2001. The mortgage loan is non-recourse to SJW Land Company.


Sources of Capital

     San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

     In September 2001, San Jose Water Company issued $20,000,000 in a Series F unsecured 30-year senior note.

     Over the past five years, SJW Corp. has paid its shareholders, in the form of dividends, an average of 52% of its net income. The remaining earnings have been reinvested. Capital requirements not funded by earnings are expected to be funded through external financing in the form of unsecured senior notes or a commercial bank line of credit. As of December 31, 2001, SJW Corp. and its subsidiaries had $18,500,000 of unused line of credit and over $100,000,000 of borrowing capacity under the terms of the senior note agreements.

     San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity.

     SJW Corp.'s contractual obligation and combined commitments as of December 31, 2001 are as follows:

                                                                  Contractual Obligations
                                                                  (dollars in thousands)
                                                                          Due in
                                                  -------------------------------------------------------
                                                                 Less than
                                                     Total        1 year      1-5 years     After 5 years
                                                  -----------   ----------   -----------   --------------
   Long-Term Debt .............................    $110,000         --           --           110,000
                                                   --------        ---          ---           -------
   Total Contractual Cash Obligations .........    $110,000         --           --           110,000
                                                   ========        ===          ===           =======

     Please see Note 7 of the "Notes to Consolidated Financial Statements" for the contractual commitment with SCVWD.


                                                        Other Commercial Commitments
                                                           (dollars in thousands)
                                                                   Due in
                                            -----------------------------------------------------
                                             Total Amounts     Less than                   Over 4
                                               Committed         1 year      1-3 years     years
                                            ---------------   -----------   -----------   -------
   Lines of Credit ......................       $30,000           --          30,000         --
                                                -------          ---          ------        ---
   Total Commercial Commitments .........       $30,000           --          30,000         --
                                                =======          ===          ======        ===

Related Party Transaction

     SJW  Land  Company  has a 70% limited partnership interest in a real estate limited partnership, 444 West Santa Clara Street, L.P. A real estate development firm, which is partially owned by an individual who also serves as a director of SJW Corp., owns the remaining 30% partnership interest. A commercial building was constructed on the partnership property and is leased to an international real estate firm under a lease expiring on June 1, 2012. The partnership is being accounted for under the equity method of accounting.


Factors That May Affect Future Results

     San Jose Water Company's cash flow is largely dependent on the retail sale of potable water to its customers within its service area. Demand for San Jose Water Company's service is steady and consistent except for periods when restrictions for water use are implemented. During certain periods in 1989-1993, San Jose Water Company implemented measures to restrict customers' water use at the request of its water wholesaler.

     Regulated Operations

     The results of operations of San Jose Water Company generally depend on the following factors: (1) regulation, (2) surface water supply, and (3) operation and maintenance expense.

     Regulation

     Principally all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The company's most recent rate decision, approved in April 2001, authorized it to earn a return on common equity of 9.95% in 2001, 2002 and 2003, which is within the range of recent rates of return authorized by the CPUC for water utilities.

     Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes.

     On November 29, 2001, the CPUC issued Resolution W-4294 (Resolution) implementing significant changes in the long established offset rate increase and balancing account procedures of water utilities, which could have a significant impact on the risk profile of the industry. Specifically, the Resolution provides that (1) the CPUC will open an Order Instituting Rulemaking
(OIR) to evaluate existing balancing account and offset rate practices and policies, (2) all water companies with existing balancing accounts shall, effective as of the date of the Resolution, suspend such balancing accounts pending the outcome of the OIR, and (3) water utilities can request future offset rate increases provided they pass a pro-forma summary of earnings test. It is uncertain how the future CPUC regulation will affect San Jose Water Company's ability to continue to collect the Balancing Account under-collection and to receive future offset rate relief.

     To the extent that San Jose Water Company has to pump water during peak periods to satisfy customer demand when imported water is not available, higher energy cost will be incurred. Currently, the CPUC has no established procedure for water utilities to recover additional costs incurred due to such unanticipated changes in supply mix.

     In November 2001, San Jose Water Company filed an advice letter requesting a step rate increase in the amount of $3,600,000 which became effective January 1, 2002.

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

   Operation and Maintenance Expense

     San Jose Water Company reached an agreement with its unionized personnel covering 2001 through 2003. The agreement includes a 4% wage increase for all years and minor benefit modifications.

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

     Under the federal Safe Drinking Water Act (SDWA), San Jose Water Company is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable maximum contaminant levels (MCLs) for drinking water. San Jose Water Company is currently in compliance with all of the 87 primary MCLs promulgated to date. However, the EPA and DHS have continuing authority to issue additional regulations under the SDWA. San Jose Water Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with all existing MCLs and plan for compliance with future drinking water regulations. On October 31, 2001, the EPA announced its decision to move forward in implementing the new standard for arsenic in drinking water at 10 parts per billion (ppb). The EPA had finalized the new regulations revising the primary standard for arsenic from 50 ppb down to 10 ppb on January 22, 2001, but then delayed the effectiveness of the regulation for further review. San Jose Water Company has monitored its water supply sources for arsenic and is in compliance with the new regulations.

     Other state and local environmental regulations apply to San Jose Water Company's operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials. San Jose Water Company is currently in compliance with state and local regulations governing hazardous materials, point and non-point source discharges, and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986.

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


   Nonregulated Operations

     The investment in California Water Service Group is expected to produce 2002 pre-tax dividend income and cash flow of approximately $1,200,000. SJW Land Company's parking revenue is largely dependent upon the level of events and activities at the San Jose Compaq Center, which is located adjacent to its parking facility. SJW Land Company's commercial property and the property developed by the limited partnership, of which SJW Land Company owns a 70% limited interest, are fully leased.

     The operating results of the City of Cupertino municipal water system are largely dependent on the level of operation, maintenance and capital costs incurred. In January 2000, San Jose Water Company completed its phase-in of its regular water service rates within the City of Cupertino. Further changes in water service rates will be subject to the approval of the Cupertino City Council.


   Impact of Recent Accounting Pronouncements

     In  July  2001,  the  Financial  Accounting  Standards  Board (FASB) issued
Statement   of   Financial   Accounting  Standards  (SFAS)  No.  141,  "Business
Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

     SFAS No. 141 addresses the accounting for and reporting of business combinations and supersedes APB Opinion No. 16 "Business Combinations", and
SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. SJW Corp. does not anticipate that the adoption of SFAS No. 141 will have a material effect on its consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement, which will begin with the SJW Corp.'s fiscal year starting January 1, 2002. As of December 31, 2001 the balance of existing goodwill subject to periodic impairment testing was $1,744,000. If in a future period, the company determines that goodwill is impaired, the impairment write down could have a material impact on earnings for that period.

     In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which applies to legal obligations that are associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SJW Corp. does not anticipate that the adoption of SFAS No. 143 will have a material effect on SJW Corp.'s financial condition and results of operation.

     In  October  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting for the
Impairment or Disposal of Long-lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. SJW Corp. does not anticipate that the adoption of SFAS No. 144 will have a material impact on SJW Corp.'s financial condition and results of operation.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt. Refer to Note 5 of the "Notes to Consolidated Financial
Statements" for the fair value of financial instruments. SJW Corp. also owns 1,099,952 shares of California Water Service Group and is exposed to the risk of changes in equity prices.

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

Item 8. Financial Statements and Supplementary Data.


                         Independent Auditors' Report


The Shareholders and Board of Directors
SJW Corp.

     We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                      KPMG LLP



Mountain View, California
January 18, 2002

                          SJW CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                          -------------------------
                                                                                              2001          2000
                                                                                          ------------   ----------
                                                                                            (in thousands, except
                                                                                          share and per share data)
ASSETS
UTILITY PLANT .........................................................................    $ 499,386      455,051
INTANGIBLE ASSETS .....................................................................        7,841        7,841
                                                                                           ---------      -------
                                                                                             507,227      462,892
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION ........................................      149,721      139,396
                                                                                           ---------      -------
                                                                                             357,506      323,496
                                                                                           ---------      -------
NONUTILITY PROPERTY ...................................................................       10,309        9,979
CURRENT ASSETS:
 Cash and equivalents .................................................................        5,021          783
 Accounts receivable:
  Customers ...........................................................................        6,614        6,064
  Other ...............................................................................          484          361
 Accrued utility revenue ..............................................................        7,000        6,700
 Materials and supplies, at average cost ..............................................          458          430
 Prepaid expenses .....................................................................          850          914
                                                                                           ---------      -------
                                                                                              20,427       15,252
                                                                                           ---------      -------
OTHER ASSETS:
 Investment in California Water Service Group .........................................       28,324       29,699
 Investment in joint venture ..........................................................        1,199        1,237
 Unamortized debt issuance and reacquisition costs ....................................        3,658        3,719
 Goodwill .............................................................................        1,744        1,829
 Regulatory assets ....................................................................        5,567        5,256
 Other ................................................................................        2,283        1,463
                                                                                           ---------      -------
                                                                                              42,775       43,203
                                                                                           ---------      -------
                                                                                           $ 431,017      391,930
                                                                                           =========      =======
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Shareholders' equity:
  Common stock, $3.125 par value; authorized 6,000,000 shares; issued 3,045,147 shares     $   9,516        9,516
  Additional paid-in capital ..........................................................       12,357       12,357
  Retained earnings ...................................................................      122,415      116,232
  Accumulated other comprehensive income ..............................................        5,066        6,220
                                                                                           ---------      -------
                                                                                             149,354      144,325
 Long-term debt .......................................................................      110,000       90,000
                                                                                           ---------      -------
                                                                                             259,354      234,325
                                                                                           ---------      -------
CURRENT LIABILITIES:
 Line of credit .......................................................................       11,500       11,200
 Accrued pump taxes and purchased water ...............................................        3,091        4,629
 Accounts payable .....................................................................          422          351
 Accrued interest .....................................................................        3,136        2,789
 Accrued taxes ........................................................................        1,182          266
 Accrued employee compensation ........................................................           --        3,024
 Refunds due to customers .............................................................          531        1,072
 Other current liabilities ............................................................        4,297        3,579
                                                                                           ---------      -------
                                                                                              24,159       26,910
                                                                                           ---------      -------
DEFERRED INCOME TAXES .................................................................       24,611       22,563
UNAMORTIZED INVESTMENT TAX CREDITS ....................................................        2,095        2,150
ADVANCES FOR CONSTRUCTION .............................................................       64,057       54,260
CONTRIBUTIONS IN AID OF CONSTRUCTION ..................................................       50,462       45,962
DEFERRED REVENUE ......................................................................        1,387        1,519
OTHER NONCURRENT LIABILITIES ..........................................................        4,892        4,241
COMMITMENTS ...........................................................................
                                                                                           $ 431,017      391,930
                                                                                           =========      =======

         See accompanying Notes to Consolidated Financial Statements.

                          SJW CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME




                                                                          Years ended December 31,
                                                                --------------------------------------------
                                                                    2001            2000            1999
                                                                ------------   -------------   -------------
                                                                        (in thousands, except share
                                                                            and per share data)
OPERATING REVENUE ...........................................   $ 136,083          123,157         117,001
OPERATING EXPENSE:
 Operation:
   Purchased water ..........................................      33,500           29,709          27,987
   Power ....................................................       7,814            4,121           3,756
   Pump taxes ...............................................      21,047           18,140          15,502
   Other ....................................................      21,795           24,652          22,019
 Maintenance ................................................       7,090            6,881           6,638
 Property taxes and other nonincome taxes ...................       4,379            4,087           3,839
 Depreciation and amortization ..............................      13,240           11,847          10,235
 Income taxes ...............................................       7,391            7,409           8,874
                                                                ---------        ---------       ---------
                                                                  116,256          106,846          98,850
                                                                ---------        ---------       ---------
OPERATING INCOME ............................................      19,827           16,311          18,151
OTHER (EXPENSE) INCOME:
 Interest on long-term debt .................................      (6,737)          (6,434)         (6,552)
 Gain on sale of nonutility property, net ...................          --               --           3,064
 Dividends ..................................................       1,226            1,210           1,193
 Other ......................................................        (299)            (422)             28
                                                                ---------        ---------       ---------
   NET INCOME ...............................................   $  14,017           10,665          15,884
                                                                =========        =========       =========
OTHER COMPREHENSIVE LOSS:
 Unrealized loss on investment, net of taxes of $564 in 2001,
   $1,493 in 2000, and $451 in 1999 .........................        (811)          (2,150)           (649)
 Minimum pension liability adjustment, net of taxes of $236
   in 2001 and $407 in 2000 .................................        (343)            (593)             --
                                                                ---------        ---------       ---------
 Other comprehensive loss, net ..............................      (1,154)          (2,743)           (649)
                                                                ---------        ---------       ---------
COMPREHENSIVE INCOME ........................................   $  12,863            7,922          15,235
                                                                =========        =========       =========
BASIC EARNINGS PER SHARE ....................................   $    4.60             3.50            5.20
                                                                =========        =========       =========
COMPREHNESIVE INCOME PER SHARE ..............................   $    4.22             2.60            4.99
                                                                =========        =========       =========
WEIGHTED AVERAGE SHARES OUTSTANDING .........................   3,045,147        3,045,147       3,054,980
                                                                =========        =========       =========

         See accompanying Notes to Consolidated Financial Statements.

                          SJW CORP. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      Accumulated
                                                        Additional                       Other             Total
                                            Common        Paid-in       Retained     Comprehensive     Shareholders'
                                             Stock        Capital       Earnings         Income           Equity
                                          ----------   ------------   -----------   ---------------   --------------
                                                                        (in thousands)
BALANCES, DECEMBER 31, 1998 ...........    $ 9,899        19,085        104,553           9,612          143,149
 Net income ...........................         --            --         15,884              --           15,884
 Other comprehensive loss --
   Unrealized loss on investment, net
   of tax effect of $451 ..............         --            --             --            (649)            (649)
                                                                                                         -------
 Comprehensive income .................                                                                   15,235
 Purchase and retirement of common
   stock ..............................       (383)       (6,728)            --              --           (7,111)
 Dividends paid .......................         --            --         (7,379)             --           (7,379)
                                           -------        ------        -------           -----          -------
BALANCES, DECEMBER 31, 1999 ...........      9,516        12,357        113,058           8,963          143,894
 Net income ...........................         --            --         10,665              --           10,665
 Other comprehensive loss --
   Unrealized loss on investment, net
   of tax effect of $1,493 ............         --            --             --          (2,150)          (2,150)
   Minimum pension liability
    adjustment, net of tax effect of
    $407 ..............................         --            --             --            (593)            (593)
                                                                                                         -------
 Comprehensive income .................                                                                    7,922
 Dividends paid .......................         --            --         (7,491)             --           (7,491)
                                           -------        ------        -------          ------          -------
BALANCES, DECEMBER 31, 2000 ...........      9,516        12,357        116,232           6,220          144,325
 Net income ...........................         --            --         14,017              --           14,017
 Other comprehensive loss --
   Unrealized loss on investment, net
   of tax effect of $564 ..............         --            --             --            (811)            (811)
   Minimum pension liability
    adjustment, net of tax effect of
    $236 ..............................         --            --             --            (343)            (343)
                                                                                                         -------
 Comprehensive income .................                                                                   12,863
 Dividends paid .......................         --            --         (7,834)             --           (7,834)
                                           -------        ------        -------          ------          -------
BALANCES, DECEMBER 31, 2001 ...........    $ 9,516        12,357        122,415           5,066          149,354
                                           =======        ======        =======          ======          =======

          See accompanying Notes to Consolidated Financial Statements.

                          SJW CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Years ended December 31,
                                                                ---------------------------------------
                                                                    2001          2000          1999
                                                                -----------   -----------   -----------
                                                                            (in thousands)
OPERATING ACTIVITEIS:
 Net income .................................................    $  14,017       10,665        15,884
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ............................       13,240       11,847        10,235
   Deferred income taxes and credits ........................        1,993       (1,538)          813
   Gain on sale of nonutility property, net .................           --           --        (3,064)
   Changes in operating assets and liabilities:
    Accounts receivable and accrued utility revenue .........         (973)        (545)         (670)
    Accounts payable and other current liabilities ..........          789          680        (2,008)
    Accrued employee compensation ...........................       (3,024)       2,404           620
    Refund due to customers .................................         (541)       1,072            --
    Accrued pump taxes and purchased water ..................       (1,538)       1,557           649
    Accrued taxes ...........................................          916       (3,583)          389
    Other changes, net ......................................          575        1,475           732
                                                                 ---------       ------        ------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...................       25,454       24,034        23,580
                                                                 ---------       ------        ------
INVESTING ACTIVITIES:
 Additions to utility plant .................................      (47,672)     (33,671)      (32,294)
 Cost to retire utility plant, net of salvage ...............       (1,302)        (678)       (1,233)
 Additions to nonutility property ...........................         (330)         (94)          (68)
 Proceeds from sale of nonutility property ..................           --           --         5,230
                                                                 ---------      -------       -------
NET CASH USED IN INVESTING ACTIVITIES .......................      (49,304)     (34,443)      (28,365)
                                                                 ---------      -------       -------
FINANCING ACTIVITIES:
 Dividends paid .............................................       (7,834)      (7,491)       (7,379)
 Repayment of line of credit ................................      (61,075)     (11,500)       (4,500)
 Borrowings from line of credit .............................       61,375       19,400         7,800
 Advances and contributions in aid of construction ..........       17,246       12,276         9,655
 Refunds of advances ........................................       (1,624)      (1,617)       (1,622)
 Proceeds from issuance of long-term debt ...................       20,000           --            --
 Purchase and retirement of common stock ....................           --           --        (7,111)
                                                                 ---------      -------       -------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES .................................................       28,088       11,068        (3,157)
                                                                 ---------      -------       -------
NET CHANGE IN CASH AND EQUIVALENTS ..........................        4,238          659        (7,942)
CASH AND EQUIVALENTS, BEGINNING OF YEAR .....................          783          124         8,066
                                                                 ---------      -------       -------
CASH AND EQUIVALENTS, END OF YEAR ...........................    $   5,021          783           124
                                                                 =========      =======       =======
Cash paid during the year for:
 Interest ...................................................    $   7,730        7,413         7,099
 Income taxes ...............................................    $   4,188       12,838         8,027

         See accompanying Notes to Consolidated Financial Statements.

                          SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years ended December 31, 2001, 2000, and 1999
                   (Dollars in thousands, except share data)


Note. 1 Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated.

     SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (CPUC) and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 90% of San Jose Water Company's revenue is derived from the sale of water to residential and business customers.

     SJW Land Company, a wholly owned subsidiary of SJW Corp., owns and operates a 900-space surface parking facility adjacent to the San Jose Compaq Center, commercial properties in San Jose, a 70% limited partnership interest in 444 West Santa Clara Street, L.P., and several undeveloped real estate parcels in San Jose.

     Crystal Choice Water Service LLC, a 75% majority-owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning equipment in the metropolitan San Jose area.

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Utility Plant

     The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2001, 2000, and 1999 was $617, $532, and $414, respectively. Construction in progress was $9,303, $5,921, and $3,602, at December 31, 2001, 2000, and 1999, respectively.

     Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. For the years 2001, 2000 and 1999 the aggregate provisions for depreciation approximated 2.8%, 2.7% and 2.4%, respectively, of the depreciable plant at the beginning of the year. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.

     Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset. In 2000, San Jose Water Company included in its operating expense a regulatory adjustment of $621 of previously capitalized interest on utility plant under construction which was disallowed by the CPUC. The company continually evaluates the recoverability of utility plant by assessing whether the amortization of the balance over the remaining life can be recovered through the expected and undiscounted future cash flows.


   Intangible Assets

     Intangible assets consist of $6,800 concession fees paid to the City of Cupertino for operating the City of Cupertino municipal water system, and other intangibles associated with the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, whichever is shorter, not to exceed 40 years.

                          SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2001, 2000, and 1999 --(Continued)
                   (Dollars in thousands, except share data)

The company continually evaluates the recoverability of the intangibles by assessing whether the amortization of the balance over the remaining life can be recovered through the expected and undiscounted future cash flows.


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


   Comprehensive Income

     The accumulated balance of other comprehensive income is reported in the equity section of the financial statements and includes the unrealized gain or loss on the California Water Service Group investment, and the net of tax additional minimum pension liability adjustment related to the company sponsored Executive Supplemental Retirement Plan.


   Other Assets

     Debt reacquisition costs are amortized over the term of the new debt. Debt issuance costs are amortized over the life of each issue. The excess cost over fair market value of net assets acquired is recorded as goodwill and amortized over the periods estimated to be benefited, not exceeding 40 years. Management periodically evaluates the recoverability of goodwill by assessing whether the amortization of the balance over remaining life can be recovered through expected and undiscounted future cash flow to determine if impairment has occurred.


   Income Taxes and Regulatory Assets

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the effect of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates applicable to future years.

     To  the  extent  that  the  tax  benefits of the temporary differences have
previously   been  passed  through  to  customers  through  lower  water  rates, management anticipates that the payment of the future tax

                          SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2001, 2000, and 1999 --(Continued)
                   (Dollars in thousands, except share data)

liabilities resulting from the reversal of the temporary differences will be recoverable through rates. Therefore, a regulatory asset has been recorded for the portion of net deferred tax liabilities which are expected to be recovered through future rates. The temporary differences are primarily related to the differences between federal and state book and tax depreciation on property placed in service before the adoption by the CPUC of full normalization for rate making purposes. Although realization is not assured, management believes it is more likely than not that all of the regulatory asset will be realized.

     To the extent permitted by the CPUC, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.


   Advances for Construction and Contributions in Aid of Construction

     Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 2002 are $1,625.

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


   Revenue

     Revenue of San Jose Water Company includes amounts billed to customers and unbilled amounts based on estimated usage from the latest meter reading to the end of the year. 2001, 2000 and 1999 operating revenue includes $2,912, $2,706, and $2,392 respectively, from the operation of the City of Cupertino municipal water system. 2000 revenue also included a provision of $1,072 for a refund due to customers, out of which $541 was refunded in 2001. The refund reflected a regulatory adjustment on previously capitalized interest on utility plant under construction that was disallowed by the CPUC.


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


   Reclassification

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

                          SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2001, 2000, and 1999 --(Continued)
                   (Dollars in thousands, except share data)

Note 2. Capitalization

     At December 31, 2001 and 2000, 176,407 shares of $25 par value preferred stock were authorized and unissued.

     In 1999 SJW Corp. repurchased 122,400 shares of its outstanding common stock at the prevailing market price in the open market at an aggregate cost of $7,111. All repurchased shares have been canceled and are considered authorized and unissued.


Note 3. Line of Credit

     SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $30,000. This line of credit bears interest at variable rates and expires on August 1, 2003. The following table represents borrowings under these bank lines of credits:

                                                         2001          2000         1999
                                                     ------------   ----------   ---------
         Maximum short-term borrowing ............     $ 26,100       11,200       3,400
         Average amount outstanding ..............       12,650        5,847       2,708
         Weighted average interest rate ..........          5.3%         7.6%        6.1%
         Interest rate at December 31 ............          3.8%         7.4%        7.1%

Note 4. Gain On Sale of Nonutility Property

     In December 1999, SJW Land Company sold nonutility property to a company partially owned by a director of SJW Corp., receiving consideration of $5,250 in cash. The transaction resulted in a gain of $3,064, net of income tax expense of $2,107. The transaction was negotiated at arms length supported by independent appraisals.


Note 5. Long-term Debt

     Long-term debt as of December 31 was as follows:

Description                         Due Date       2001         2000
--------------------------------   ----------   ----------   ---------
  Senior notes:
  A 8.58% ......................     2022        $ 20,000     20,000
  B 7.37% ......................     2024          30,000     30,000
  C 9.45% ......................     2020          10,000     10,000
  D 7.15% ......................     2026          15,000     15,000
  E 6.81% ......................     2028          15,000     15,000
  F 7.20% ......................     2031          20,000         --
                                                 --------     ------
  Total long-term debt .........                 $110,000     90,000
                                                 ========     ======

     Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and require interest-only payments until maturity. To minimize issuance costs, all of the company's debt has historically been privately placed. The fair value of long-term debt as of December 31, 2001 and 2000 was approximately $111,282 and $92,291, respectively, using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration.

                          SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2001, 2000, and 1999 --(Continued)
                   (Dollars in thousands, except share data)

Note 6. Income Taxes

     The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:




                                                                     2001        2000         1999
                                                                  ---------   ---------   -----------
         "Expected" federal income tax ........................    $7,492       6,326        9,402
         Increase (decrease) in taxes attributable to:
          Utility plant basis .................................        94         (69)          (6)
          State taxes, net of federal income tax benefit ......     1,229       1,039        1,544
          Dividend received deduction .........................      (300)       (296)        (292)
          Merger related expense deduction ....................      (937)         --          --
          Other items, net ....................................      (187)        409          333
                                                                   ------       -----       ------
                                                                   $7,391       7,409       10,981
                                                                   ======       =====       ======

     The components of income tax expense were:




                                                                   2001         2000         1999
                                                                ---------   -----------   ----------
         Current:
          Federal ...........................................    $3,946         7,070        7,931
          State .............................................     1,274         2,131        2,417
         Deferred:
          Federal ...........................................     1,795        (1,264)         686
          State .............................................       376          (528)         (53)
                                                                 ------        ------        -----
                                                                 $7,391         7,409       10,981
                                                                 ======        ======       ======

         Income taxes included in operating expense .........    $7,391         7,409        8,874
         Income taxes included in gain on sale
          of nonutility property ............................        --            --        2,107
                                                                 ------        ------       ------
                                                                 $7,391         7,409       10,981
                                                                 ======        ======       ======

                          SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2001, 2000, and 1999 --(Continued)
                   (Dollars in thousands, except share data)

     The components of the net deferred tax liability as of December 31 were as follows:


                                                              2001         2000
                                                           ----------   --------
         Deferred tax assets:
          Advances and contributions ...................    $14,228      14,429
          Unamortized investment tax credit ............      1,128       1,157
          Pensions and postretirement benefits .........      1,265         993
          California franchise tax .....................        708         792
          Other ........................................        700       2,207
                                                            -------      ------
         Total deferred tax assets .....................     18,029      19,578
                                                            -------      ------
         Deferred tax liabilities:
          Utility plant ................................     29,701      28,819
          Investment ...................................      9,358       9,922
          Debt reacquisition costs .....................      1,091       1,140
          Other ........................................      2,490       2,260
                                                            -------      ------
         Total deferred tax liabilities ................     42,640      42,141
                                                            -------      ------
         Net deferred tax liabilities ..................    $24,611      22,563
                                                            =======      ======

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.


Note 7. Commitments

     San Jose Water Company purchases water from Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase annually a minimum of 90% of the delivery schedule, or 19,800 million gallons ($24,900) of water, from SCVWD in the contract year ending June 30, 2002.

     In 1997, San Jose Water Company entered into a 25-year contract agreement with the City of Cupertino to operate the City's municipal water system. Under the terms of the contract agreement, San Jose Water Company assumed responsibility for all maintenance, operating and capital costs, while receiving all payments for water service. Water service rates are subject to approval by the Cupertino City Council.


Note 8. Joint Venture

     In September 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land Company contributed real property in exchange for a 70% limited partnership interest. The real estate development firm is partially owned by an individual who also serves as a director of SJW Corp. A commercial building was constructed on the partnership property and is leased to an international real estate firm under a lease expiring on June 1, 2012. The partnership is being accounted for under the equity method of accounting. Included in the Consolidated Statements of Income and Comprehensive Income is SJW Land Company's share of the partnership earnings of $165 in 2001 and $96 in 2000.

                          SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2001, 2000, and 1999 --(Continued)
                   (Dollars in thousands, except share data)

Note 9. Crystal Choice Water Service LLC

     In January 2001, SJW Corp. formed Crystal Choice Water Service LLC, a limited liability company, with Kinetico, Incorporated, a water conditioning equipment manufacturer. Crystal Choice Water Service LLC engages in the sale and rental of water conditioning equipment. SJW Corp. owns 75% of the joint venture and has invested $850 in the first year of operation. The consolidated financial statements of SJW Corp. at December 31, 2001 include the operating results of Crystal Choice Water Service LLC. Inter-company balances were eliminated. Minority interest loss of $121 has been included in Other income in the Consolidated Statements of Income and Comprehensive Income at December 31, 2001. Included in Other noncurrent liabilities of SJW Corp.'s Balance Sheet is Minority Interest of $162 at December 31, 2001.

Note 10. Employee Benefit Plans

   Pension Plans

     San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. Company policy is to contribute the net periodic pension cost to the extent it is tax deductible.

     San Jose Water Company has a Executive Supplemental Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $5,399, $9,651 and $2,120 and as of December 31, 2001, 2000 and 1999, respectively, and net periodic pension cost of $616, $1,818 and $290, for 2001, 2000 and 1999, respectively.

   Deferral Plan

     San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. Company contributions were $639, $607 and $596, in 2001, 2000 and 1999, respectively.

   Other Postretirement Benefits

     In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. The plan is a flat dollar plan which is unaffected by variations in health care costs.
     Net periodic cost for the defined benefit plans and other postretirement benefits was:



                                                      Pension Benefits                    Other Benefits
                                             ----------------------------------- ---------------------------------
                                                 2001        2000        1999        2001       2000       1999
                                             ----------- ----------- ----------- ----------- --------- -----------
Weighted-Average
 Assumptions as of Dec. 31                             %          %           %           %          %         %
 Discount rate .............................       7.25       7.75        8.00        7.25       7.75      8.00
 Expected return on plan assets ............       8.00       8.00        8.00        8.00       8.00      8.00
 Rate of compensation increase .............       4.00       4.00        4.00        n.a.       n.a.      n.a.
                                                   ----       ----        ----     -------     ------    ------
Components of Net Periodic Benefit Cost
 Service cost ..............................   $   926        950       1,105      $   40         38        46
 Interest cost .............................     2,421      2,591       1,966         118        114       103
 Expected return on assets .................    (2,940)    (2,834)     (2,584)        (33)       (31)      (27)
 Amortization of transition obligation .....         3          3           3          56         56        56
 Amortization of prior service cost ........       258        258         219          16         16        16
 Recognized actuarial gain .................      (346)       244        (188)         (6)       (13)       (3)
                                               --------    -------     -------     -------    -------    ------
 Net periodic benefit cost .................   $   322      1,212         521      $  191        180        191
                                               ========    =======     =======     =======    =======    ======

                          SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2001, 2000, and 1999 --(Continued)
                   (Dollars in thousands, except share data)

     The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension and other postretirement plans as of December 31 were as follows:




                                                              Pension Benefits                     Other Benefits
                                                     ----------------------------------- ----------------------------------
                                                         2001        2000        1999        2001         2000       1999
                                                     ----------- ----------- ----------- ------------ ----------- ---------
Change in Benefit Obligation
 Benefit obligation at beginning of year ...........  $ 36,385      26,749      27,912     $  1,569       1,258     1,536
 Service cost ......................................       926         950       1,105           40          38        46
 Interest cost .....................................     2,421       2,591       1,966          118         114       103
 Amendments ........................................     1,275           -         629            -           -         -
 Actuarial (gain) loss .............................    (2,019)      7,943      (3,553)         101         258      (335)
 Benefits paid .....................................    (1,967)     (1,848)     (1,310)        (119)        (99)      (92)
                                                      --------      ------      ------     --------       -----     -----
 Benefit obligation at end of year .................  $ 37,021      36,385      26,749     $  1,709       1,569     1,258
                                                      ========      ======      ======     ========       =====     =====
Change in Plan Assets
 Fair value of assets at beginning of year .........  $ 37,422      36,088      32,880     $    483         439       391
 Actual return on plan assets ......................    (1,766)      3,016       3,378           18          22        18
 Employer contributions ............................       321         166       1,140            -         101       108
 Benefits paid .....................................    (1,967)     (1,848)     (1,310)        (107)        (79)      (78)
                                                      --------      ------      ------     --------       -----     -----
 Fair value of assets at end of year ...............  $ 34,010      37,422      36,088     $    394         483       439
                                                      ========      ======      ======     ========       =====     =====
Funded Status
 Plan assets less benefit obligation ...............  $ (3,010)      1,038       9,339     $ (1,315)     (1,086)     (819)
 Unrecognized transition obligation ................       206         209         212          565         622       679
 Unamortized prior service cost ....................     3,387       2,370       2,628           54          70        86
 Unrecognized actuarial gain .......................    (1,045)     (4,078)    (11,595)         (94)       (235)     (583)
                                                      --------      ------     -------     --------      ------     -----
 Prepaid (accrued) benefit cost ....................  $   (462)       (461)        584     $   (790)       (629)     (637)
                                                      ========      ======     =======     ========      ======     =====

Note 11. Merger Termination

     On October 28, 1999, SJW Corp. and American Water Works Company, Inc. (American Water) entered into an Agreement and Plan of Merger (Merger Agreement). On March 1, 2001, SJW Corp.'s Board of Directors decided that it would be in the best interest of the company to terminate the Merger Agreement, and accepted American Water's offer for mutual termination.

                          SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2001, 2000, and 1999 --(Continued)
                   (Dollars in thousands, except share data)

Note 12. Unaudited Quarterly Financial Data
     Summarized quarterly financial data is as follows:


                                                                2001 Quarter ended
                                               -----------------------------------------------------
                                                   March         June       September      December
                                               ------------   ----------   -----------   -----------
    Operating revenue ......................    $  24,245       36,364        44,182        31,292
    Operating income .......................        2,212        5,715         7,947         3,953
    Net income .............................          678        4,170         6,395         2,774
    Comprehensive income ...................        1,716        2,255         7,272         1,620
    Basic earnings per share ...............          .22        1.37          2.10          0.91
    Comprehensive income per share .........         0.56        0.74          2.39          0.53
    Market price range of stock:
      High .................................       106.50       87.00         86.50         91.20
      Low ..................................        71.90       79.00         76.50         79.08
    Dividends per share ....................          .615        .6525         .6525         .6525


                                                                      2000 Quarter ended
                                                      ---------------------------------------------------
                                                         March        June       September      December
                                                      ----------   ----------   -----------   -----------
    Operating revenue .............................    $ 23,537      33,064        39,181        27,375
    Operating income ..............................       2,818       4,256         6,384         2,853
    Net income ....................................       1,327       2,722         4,960         1,656
    Comprehensive income (loss) ...................      (3,540)      3,655         6,582         1,225
    Basic earnings per share ......................         .44         .89          1.63          1.54
    Comprehensive income (loss) per share .........       (1.16)       1.20          2.16          0.40
    Market price range of stock: ..................
      High ........................................      119.75      119.38        121.94        119.81
      Low .........................................      108.00      113.00        117.25         95.00
    Dividends per share ...........................         .615        .615          .615          .615

                                   SJW CORP.

                         FINANCIAL STATEMENT SCHEDULE

                                                                    Schedule II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended December 31, 2001, 2000 and 1999


Description                                        2001            2000            1999
-----------                                   -------------   -------------   -------------
Allowance for doubtful accounts
 Balance, beginning of period ...............  $  100,000         100,000         100,000
 Charged to expense .........................     214,243         180,480         120,145
 Accounts written off .......................    (240,096)       (215,570)       (155,022)
 Recoveries of accounts written off .........      25,853          35,090          34,877
                                               ----------        --------        --------
 Balance, end of period .....................  $  100,000         100,000         100,000
                                               ==========        ========        ========
Reserve for self insurance
 Balance, beginning of period ...............  $  661,247         707,025         707,100
 Charged to expense .........................      40,000          80,000         320,000
 Payments ...................................    (121,549)       (125,778)       (320,075)
                                               ----------        --------        --------
 Balance, end of period .....................  $  579,698         661,247         707,025
                                               ==========        ========        ========


Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure

     None

                                   PART III

     The Company's Proxy Statement for its April 18, 2002 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities
Exchange Act of 1934 and is incorporated by reference in this Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers which is included in "Item 1.c. Narrative Description of Business --Employees--Executive Officers of the Registrant".

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.


(1) Financial Statements


                                                                                  Page
                                                                                 -----
Independent Auditors' Report .................................................    18

Consolidated Balance Sheets as of December 31, 2001 and 2000 .................    19

Consolidated Statements of Income and Comprehensive Income for the years ended
 December 31, 2001, 2000, and 1999 ...........................................    20

Consolidated Statements of Changes in Shareholders' Equity for the years ended
 December 31, 2001, 2000, and 1999 ...........................................    21

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
 2000 and 1999 ...............................................................    22

Notes to Consolidated Financial Statements ...................................    23

(2) Financial Statement Schedule

Schedule
Number II
---------
Valuation and Qualifying Accounts and Reserves,
Years ended December 31, 2001, 2000, and 1999 ................................    32

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

                                  EXHIBIT INDEX


 Exhibit
   No.                                          Description
   ---                                          -----------
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

  3        Articles of Incorporation and By-Laws:

  3.1      Restated Articles of Incorporation and By-Laws of SJW Corp., defining the rights of holders of the equity securities of SJW Corp. (1)

  3.2      Amendment to the By-Laws of SJW Corp., dated July 19, 2001. (1)

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

 10        Material Contracts:

 10.1      Water Supply Contract dated January 27, 1981 between San Jose Water Works and the Santa Clara Valley Water District, as amended. (1)

 10.2      Limited Partnership Agreement of 444 West Santa Clara Street, L. P. executed between SJW Land Company and Toeniskoetter & Breeding, Inc. Development.
           Filed as an Exhibit to 10Q for the period ending September 30, 1999. S.E.C. File
           No. 1-8966.

           Executive Compensation Plans and Arrangements:

 10.3      Ninth amendment to San Jose Water Company Retirement Plan as amended. Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31,
           1996. S.E.C. File No. 1-8966.

 10.4      San Jose Water Company Executive Supplemental Retirement Plan adopted by San
           Jose Water Company Board of Directors. Filed as an Exhibit to Annual Report on
           Form 10-K for the year ended December 31, 1992. S.E.C. File No. 1-8966.

 10.5      First Amendment to San Jose Water Company Executive Supplemental Retirement
           Plan adopted by San Jose Water Company Board of Directors. Filed as an Exhibit
           to Annual Report on Form 10-K for the year ended December 31, 1992. S.E.C.
           File No. 1-8966.

 10.6      Second Amendment to San Jose Water Company Executive Supplemental
           Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
           an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
           S.E.C. File No. 1-8966.

  Exhibit
    No.                                          Description
    ---                                          -----------
 10.7        Third Amendment to San Jose Water Company Executive Supplemental
             Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
             an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
             S.E.C. File No. 1-8966.

 10.8        Fourth Amendment to San Jose Water Company Executive Supplemental
             Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
             an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
             S.E.C. File No. 1-8966.

 10.9        Fifth Amendment to San Jose Water Company Executive Supplemental Retirement
             Plan adopted by San Jose Water Company Board of Directors. Filed as an Exhibit
             to Annual Report on Form 10-K for the year ended December 31, 1998. S.E.C.
             File No. 1-8966.

 10.10       SJW Corp. Executive Severance Plan adopted by SJW Corp. Board of Directors.
             Filed as an Exhibit to Annual Report on Form 10-K for the year ended December
             31, 1998. S.E.C. File No. 1-8966.

 10.11       Sixth Amendment to San Jose Water Company's Executive Supplemental
             Retirement Plan. Filed as an Exhibit to 10Q for the period ending September 30,
             1999. S.E.C. File No. 1-8966.

 10.12       Amendment to SJW Corp.'s Executive Severance Plan. Filed as an Exhibit to 10Q
             for the period ending September 30, 1999. S.E.C. File No. 1-8966.

 10.13       SJW Corp.'s Transaction Incentive and Retention Program for Key Employees.
             Filed as an Exhibit to 10Q for the period ending September 30, 1999. S.E.C. File
             No. 1-8966.

 10.14       Resolution for Directors' Retirement Plan adopted by SJW Corp. Board of
             Directors as amended on September 22, 1999. Filed as an Exhibit to 10Q for the
             period ending September 30, 1999. S.E.C. File No. 1-8966.

 10.15       Resolution for Directors' Retirement Plan adopted by San Jose Water Company's
             Board of Directors as amended on September 22, 1999. Filed as an Exhibit to 10Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.

 10.16       Resolution for Directors' Retirement Plan adopted by SJW Land Company Board of Directors on September 22, 1999. Filed as an Exhibit to 10Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.

 21          Subsidiaries of the Registrant. Filed as an Exhibit to Annual Report on Form 10-K
             for the year ended December 31, 1992. S.E.C. File No. 1-8966.

 99          Additional Exhibits: None.

------------
(1) Filed concurrently herewith

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SJW CORP.


Date: March 15, 2002                       By: /s/     J.W. WEINHARDT
                                              -------------------------------
                                                       J.W. Weinhardt,
                                                 Chairman, Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2002                       By: /s/     J.W. WEINHARDT
                                              -------------------------------
                                                       J.W. Weinhardt,
                                                Chairman, Board of Directors


Date: March 15, 2002                       By: /s/     W. RICHARD ROTH
                                              -------------------------------
                                                       W. Richard Roth,
                                              President, Chief Executive Officer
                                               and Member, Board of Directors


Date: March 15, 2002                       By: /s/      ANGELA YIP
                                              -------------------------------
                                                        Angela Yip,
                                                 Chief Financial Officer


Date: March 15, 2002                       By: /s/      EDITH AIWAZ
                                              -------------------------------
                                                        Edith Aiwaz
                                                  Chief Accounting Officer


Date: March 15, 2002                       By: /s/      MARK L. CALI
                                              -------------------------------
                                                        Mark L. Cali,
                                                Member, Board of Directors


Date: March 15, 2002                       By: /s/     J. PHILIP DINAPOLI
                                              -------------------------------
                                                       J. Philip Dinapoli,
                                                  Member, Board of Directors


Date: March 15, 2002                       By: /s/      DREW GIBSON
                                              -------------------------------
                                                        Drew Gibson,
                                                 Member, Board of Directors


Date: March 15, 2002                       By: /s/     RONALD R. JAMES
                                              -------------------------------
                                                       Ronald R. James,
                                                  Member, Board of Directors

Date: March 15, 2002                       By: /s/     GEORGE E. MOSS
                                              -------------------------------
                                                       George E. Moss,
                                                Member, Board of Directors


Date: March 15, 2002                       By: /s/     ROSCOE MOSS, JR.
                                              -------------------------------
                                                       Roscoe Moss, Jr.,
                                                Member, Board of Directors


Date: March 15, 2002                       By: /s/   CHARLES J. TOENISKOETTER
                                              -------------------------------
                                                    Charles J. Toeniskoetter,
                                                   Member, Board of Directors


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