Form 10-Q
period 2002-03-31
SJW CORP
filed 2002-05-09
CIK 766829

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended          March 31, 2002
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


                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of May 1, 2002 and as of the date of this report are 3,045,147.





                PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME
                          (UNAUDITED)
            (In thousands, except share and per share data)
                                              THREE MONTHS ENDED
                                                     MARCH 31
                                                  2002      2001
                                               -------   -------
OPERATING REVENUE                              $27,718   $24,245
OPERATING EXPENSES:
  Operation:
    Purchased water                              5,687     5,787
    Power                                        1,340       718
    Pump taxes                                   3,617     2,922
    Other                                        5,953     6,309
  Maintenance                                    1,991     1,567
  Property taxes and other nonincome taxes       1,150     1,106
  Depreciation and amortization                  3,506     3,298
  Income taxes                                   1,102       326
                                               -------   -------
Total operating expense                         24,346    22,033
                                               -------   -------
OPERATING INCOME                                 3,372     2,212

Other income                                       260       198
Dividend income                                    308       307
Interest expense and other                      (2,191)   (2,039)
                                               -------   -------
NET INCOME                                     $ 1,749   $   678
                                               =======   =======
Other comprehensive income (loss):
  Unrealized gain (loss) on investment         $  (164)  $ 1,760
  Income taxes related to other
    comprehensive income (loss)                     67      (722)
                                               -------   -------
Other comprehensive income (loss), net             (97)    1,038
                                               -------   -------
COMPREHENSIVE INCOME                           $ 1,652   $ 1,716
                                               =======   =======
BASIC EARNINGS PER SHARE                         $0.57     $0.22
                                                 =====     =====
COMPREHENSIVE INCOME PER SHARE                   $0.54     $0.56
                                                 =====     =====
DIVIDENDS PER SHARE                              $0.69    $0.615
                                                 =====    ======
WEIGHTED AVERAGE SHARES OUTSTANDING          3,045,147 3,045,147
                                             ========= =========
See accompanying Notes to Condensed Consolidated Financial
Statements.


                    SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                         (In thousands)
                             ASSETS          MARCH 31 DECEMBER 31
                                                 2002        2001
                                             -------- -----------
UTILITY PLANT                                $518,636    $507,227
Less accumulated depreciation
  and amortization                            153,280     149,721
                                             --------    --------
     Net utility plant                        365,356     357,506

NONUTILITY PROPERTY                            11,791      11,666
Less accumulated depreciation                   1,419       1,357
  and amortization                             ------      ------
     Net nonutility property                   10,372      10,309

CURRENT ASSETS:
  Cash and equivalents                          2,039       5,021
  Accounts receivable and accrued utility
    revenue                                    14,793      14,098
  Prepaid expenses and other                    1,113       1,308
                                             --------    --------
     Total current assets                      17,945      20,427

OTHER ASSETS:
  Investment in California Water Service Group 28,159      28,324
  Investment in joint venture                   1,207       1,199
  Unamortized debt issuance and reacquisition
    costs                                       3,616       3,658
  Goodwill                                      1,744       1,744
  Regulatory assets                             5,630       5,567
  Other                                         2,659       2,283
                                              -------    --------
     Total other assets                        43,015      42,775
                                              -------    --------
                                             $436,688    $431,017
                                             ========    ========
                   CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                               $  9,516    $  9,516
  Additional paid-in capital                   12,357      12,357
  Retained earnings                           122,063     122,415
  Accumulated other comprehensive income        4,969       5,066
                                              -------    --------
Shareholders' equity                          148,905     149,354
Long-term debt                                110,000     110,000
                                             --------    --------
     Total capitalization                     258,905     259,354
CURRENT LIABILITIES:
  Line of credit                                6,300      11,500
  Accrued pump taxes and purchased water        4,601       3,091
  Accounts payable                              4,414         422
  Accrued interest                              2,104       3,136
  Accrued taxes                                 2,797       1,182
  Other current liabilities                     4,377       4,828
                                              -------    --------
     Total current liabilities                 24,593      24,159

DEFERRED INCOME TAXES AND CREDITS              26,746      26,706
ADVANCES FOR AND CONTRIBUTIONS IN AID OF
  CONSTRUCTION                                119,825     114,519
OTHER NONCURRENT LIABILITIES                    6,619       6,279
                                             --------    --------
                                             $436,688    $431,017
                                             ========    ========

See accompanying Notes to Condensed Consolidated Financial
Statements.

                  SJW CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                              THREE MONTHS ENDED
                                                   MARCH 31
                                                    2002    2001
OPERATING ACTIVITIES:                             ------  ------
Net income                                        $1,749  $  678
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                    3,506   3,298
  Deferred income taxes and credits                   40   2,320
  Changes in operating assets and liabilities:
   Accounts receivable and accrued utility revenue  (695)    308
   Accounts payable and other current liabilities  3,541   1,501
   Accrued pump taxes and purchased water          1,510  (1,686)
   Accrued taxes                                   1,615    (677)
   Accrued interest                               (1,032)   (769)
   Other changes, net                                337    (172)
                                                  ------  ------
NET CASH PROVIDED BY OPERATING ACTIVITIES         10,571   4,801
INVESTING ACTIVITIES:
  Additions to utility plant                     (11,702) (9,315)
  Additions to nonutility property                  (103)    (82)
  Cost to retire utility plant, net of salvage       (98)    (31)
  Investment in affiliates                           (10)     51
                                                  ------  ------
NET CASH USED IN INVESTING ACTIVITIES            (11,913) (9,377)
FINANCING ACTIVITIES:
  Borrowings from line of credit, net of
    repayment                                     (5,200)  4,200
  Dividends paid                                  (2,101) (1,873)
  Advances and contributions
    in aid of construction                         5,896   2,974
  Refunds of advances                               (235)   (238)
                                                  ------  ------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                      (1,640)  5,063
                                                  ------  ------
NET CHANGE IN CASH AND EQUIVALENTS                (2,982)    487
                                                  ------  ------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD          5,021     783
                                                  ------  ------
CASH AND EQUIVALENTS, END OF PERIOD               $2,039  $1,270
                                                  ======  ======
Cash paid during the period for:
  Interest                                        $3,182  $2,732

See accompanying Notes to Condensed Consolidated Financial
Statements.





SJW CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)
March 31, 2002

Note 1. General
---------------

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements incorporated by reference in SJW Corp.'s 2001 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share are not shown.

SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers. Nonutility revenue, assets, and net income do not have a material effect on SJW Corp.'s financial condition and results of operations.

Note 2. Long-Term Incentive Plan
--------------------------------

At the 2002 Annual Meeting of Shareholders of SJW Corp. held on April 18, 2002, the shareholders approved the adoption of the Long-Term Incentive Plan (Incentive Plan) under which 300,000 shares of common stock will initially be reserved for issuance. The Incentive Plan will allow SJW Corp. to provide key employees, including officers and directors, the opportunity to acquire a meaningful equity interest in the corporation as an incentive for them to remain in employment. In no event may any one participant in the Incentive Plan receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 100,000 shares of the common stock. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. As of March 31, 2002, no award has been granted under the Incentive Plan.


Note 3. Goodwill
----------------

SJW Corp. adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" regarding goodwill amortization effective January 1, 2002. Accordingly, the company no longer amortizes goodwill from business acquisitions. On a pro-forma basis, if the company had applied SFAS No. 142 during the corresponding quarter a year ago, amortization of goodwill and other intangible assets would be as follows:



                              Three months     Three months
                             ended March 31,   ended March 31,
                                   2002              2001
                             ---------------   --------------

Reported net income                  $1,749           $678
Add: Goodwill
       amortization, net of tax           -             12
                                     ------           ----
Adjusted net income                  $1,749           $690
                                     ======           ====

Basic earnings per share remain unchanged at $0.57 and $0.22 for the three months ended March 31, 2002 and 2001, respectively.

Note 4. Impact of Recent Accounting Pronouncements
--------------------------------------------------

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which applies to legal obligations that are associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SJW Corp. does not anticipate that the adoption of SFAS No.143 will have a material effect on SJW Corp.'s financial condition and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superceded SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". SJW Corp. adopted
SFAS No. 144 beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on SJW Corp.'s financial condition and results of operations.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except share and per share data)

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

SJW Land Company, a wholly owned subsidiary, was incorporated in 1985. SJW Land Company owns and operates parking facilities adjacent to the company's headquarters and the San Jose Compaq Center. SJW Land Company also owns commercial buildings and other undeveloped land in the San Jose Metropolitan area, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

Crystal Choice Water Service LLC, a 75% owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning equipment.

SJW Corp. also owns 1,099,952 shares of California Water Service
Group.


Critical Accounting Policies:
-----------------------------
SJW Corp. has identified accounting policies below as the policies more critical to the business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

Recognition of Balancing Account-The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. In the past ten years, San Jose Water Company's balancing account showed an average under-collected balance of $834. Since balances are being tracked and have to be approved by the CPUC before they could be affected into rates, SJW Corp. has not been recognizing the balancing account in its consolidated financial statements. Had the balancing account under-collection been recognized in San Jose Water Company's financial statements, San Jose Water Company's earnings would be increased by the amount of balancing account revenue under-collected. At March 31, 2002, the Balancing Account had a net under-collected balance of $422.

Accrued unbilled revenue-San Jose Water Company reads its customer meters on a cyclical basis and records its revenue based on its meter reading results. Revenues from the meter-reading date to the end of the accounting period are estimated based on historical usage patterns, production records, and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. Actual results could differ from those estimates.





Liquidity and Capital Resources:
-------------------------------
San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. San Jose Water Company expects to incur approximately $130,000 exclusive of customer contributions and advances, in capital expenditures over the next five years. The company's actual capital expenditures may vary from its projection due to changes in the expected demand for services, weather patterns, and actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

Most of San Jose Water Company's distribution system has been constructed over the last 40 years. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. Additionally, in most cases, replacement cost will significantly exceed the original installation cost of the retired assets due to increases in the costs of goods and services.

In 2002, SJW Corp. expects to invest $550 in Crystal Choice Water
Service LLC for its 75% share of capital investment. The capital is invested primarily in rental equipment used by the company in its rental operation. As of March 31, 2002, $237 has been funded.

Sources of Capital
------------------
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company has outstanding $110,000 of various series of unsecured senior notes as of March 31, 2002. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company to issue additional funded debt that (1) does not exceed 66-2/3% of total capitalization and
(2) that net income available for interest charges for the trailing twelve consecutive calendar months period shall be equal to or exceed 175% of interest charges.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of March 31, 2002, the San Jose Water Company's funded debt is 47.8% of total capitalization and the net income for preceding twelve months is 410% of interest charges.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000 at rates that approximate the bank's prime or reference rate. At March 31, 2002, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $23,700.


Results of Operations
---------------------

Overview
--------
SJW Corp.'s consolidated net income for the first quarter of 2002 was $1,749, an increase of $1,071 or 158% from $678 in the first quarter of 2001. Consolidated operating revenue increased $3,473 or 14.3% in first quarter of 2002 in comparison to the same period in 2001. The higher revenue was a result of three rate increases during the period from April 2001 through January 2002. Operating expenses increased $1,537 or 7.1% in first quarter of 2002 in comparison to the same period in 2001. The increase in operating expenses was due to an increase in production costs, wage increases for the bargaining units and administrative employees, maintenance costs and depreciation.

Operating Revenue
-----------------

                                             Three months
Consolidated Operating Revenue              ended March 31,
(in thousands)                               2002      2001
------------------------------------------------------------

San Jose Water Company                    $27,018    $23,657
SJW Land Company                              544        557
Crystal Choice Water Service                  156         31
                                          -------    -------
                                          $27,718    $24,245
                                          =======    =======


The change in consolidated operating revenue from the same period in 2001 was due to the following factors:

                                           Three months ended
Consolidated Operating Revenue           March 31, 2002 vs. 2001
(in thousands)                             Increase/(decrease)
----------------------------------------------------------------

Utility:
  Consumption                              $ (199)      (0.8%)
  New customers                                (6)         -
  Rate increases                            3,566       14.7%
Parking and rental                            (13)      (0.1%)
Crystal Choice Water Service                  125        0.5%
                                           ------      ------
                                           $3,473       14.3%
                                           ======      ======

Operating Expense
-----------------

                                             Three months
Consolidated Operating Expense              ended March 31,
 Excluding Income Taxes (in thousands)      2002      2001
------------------------------------------------------------

San Jose Water Company                    $22,659    $20,252
SJW Land Company                              174        172
Crystal Choice Water Service                  282        132
SJW Corp                                      129      1,151
                                          -------    -------
                                          $23,244    $21,707
                                          =======   ========


The change in consolidated operating expenses, excluding income taxes, from the same period in 2001 was due to the following factors:

                                          Three months ended
Consolidated Operating Expense          March 31, 2002 vs. 2001
 Excluding Income Taxes (in thousands)    Increase/(decrease)
---------------------------------------------------------------
Production costs:
  Reduced surface water supply            $  295         1.3%
  Usage and new customers                   (177)       (0.8%)
  Pump tax and
    purchased water price increase           585         2.7%
  Energy price increase                      514         2.4%
                                           -----         ----
Total production costs                     1,217         5.6%
Operation and maintenance                     68         0.3%
Depreciation and amortization                208         1.0%
General taxes                                 44         0.2%
                                          ------        -----
                                          $1,537         7.1%
                                          ======        =====

The increase in production costs was due primarily to reduced surface water supply, Santa Clara Valley Water District (SCVWD) production costs (pump tax and purchased water) increase in July 2001 and energy costs increase in April, 2001. San Jose Water Company's water supply is obtained from wells, surface run-off and diversion and by purchases from the SCVWD. Surface water supply is the least expensive source of water and the availability of a higher surface water supply reduced water production costs in the first quarter of 2001. Additional energy costs were also incurred due to the scheduled maintenance of a SCVWD treatment plant that altered the company's distribution mix and optimal pumping pattern.

The change in San Jose Water Company's source of supply mix was as follows:


                                       Three months ended
                                    March 31, 2002 vs. 2001
                                      Increase/(decrease)
                                    -----------------------
                                       (million gallons)

Purchased water                          (395)    (4.4%)
Ground water                              499      5.6%
Surface water                            (251)    (2.8%)
Reclaimed water                             0        0%
                                         -----    ------
                                         (147)    (1.6%)
                                         =====    ======

The changes in the source of supply mix were consistent with the changes in the water production costs and customer consumption.

The increase in other operating expenses, excluding income taxes, was due to increases in wages and benefits for bargaining unit and administrative employees, maintenance costs, and depreciation expense on added utility plant, which were partially offset by the lower administrative costs in 2002. In the first quarter of 2001, over $900 of administrative and compensation costs were incurred in conjunction with the proposed merger of SJW Corp. with American Water Works Company, Inc. (American Water), which was terminated on March 1, 2001.

Income tax expense increased $776, or 238%, in comparison to the first quarter of 2001 due to higher earnings in 2002. The deductibility of the merger-related expenses in 2001 incurred in association with the proposed merger of SJW Corp. with American Water reduced income tax expense in 2001. The effective income tax rates for the first quarter of 2002 and 2001 approximated 39% and 33%, respectively.

Interest expense increased $358, or 21%, due to issuance of Series F senior notes in September 2001.

Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and is not indicative of the results for the calendar year. The average usage per metered customer in the first quarter of 2002 was very similar to the first quarter of 2001.

Other comprehensive loss for the three months ended March 31, 2002 was $97, net of tax, due to the unrealized loss on the investment in California Water Service Group. In contrast, the three months ended March 31, 2001 resulted in other comprehensive income of $1,038, net of tax, due to the unrealized gain on the same investment.


Water Supply and Energy resources
---------------------------------
Groundwater in 2002 remained at an average level. On April 22, 2002, the SCVWD's 10 reservoirs were 47% full with 169,415 acre-feet of water in storage. The rainfall in the winter of 2002 was slightly below average. SJW Corp. believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Surface water is a less costly source of water and its availability significantly impacts the results of operations.

The pumps and motors at San Jose Water Company's groundwater production facilities are propelled by electrical power. Over the last few years, San Jose Water Company has installed standby power generators at eighteen of its strategic water production sites. In addition, the commercial office and operations control centers are equipped with standby generators that allow critical distribution and customer service operations to continue during a power outage. The SCVWD informed San Jose Water Company that its filter plants, which deliver imported water to the San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period through pumping water with its standby generators and through the imported water from SCVWD.

San Jose Water Company has begun the implementation of a comprehensive security upgrade program for production and storage facilities, pump stations and company buildings. San Jose Water Company also coordinates security and planning information with SCVWD and various governmental and law enforcement agencies.

San Jose Water Company is in the process of conducting a system-wide vulnerability assessment in compliance with federal regulations imposed on all water utilities. This assessment is required to be completed by December 31, 2002. San Jose Water Company has also actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.


Regulatory Affairs
------------------
Principally all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The company's most recent rate decision, approved in April 2001, authorized it to earn a return on common equity of 9.95% in 2001, 2002 and 2003, which is within the range of recent rates of return authorized by the CPUC for water utilities. As scheduled, San Jose Water Company received a 3% step rate increase on January 1, 2002.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At March 31, 2002, the balancing account had a net under-collected balance of $422.

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



                   PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2002 Annual Meeting of Shareholders of the Corporation held on April 18, 2002, ten directors were re-elected to the Board of Directors, the appointment of KPMG LLP as independent auditors for 2002 and the adoption of Long-Term Incentive Plan were ratified by the following votes:

Name of Director              In Favor        Against
----------------              --------        -------

Mark L. Cali                  2,536,572       20,115
J. Philip DiNapoli            2,536,872       19,815
Drew Gibson                   2,536,769       19,918
Ronald R. James               2,534,569       22,118
George Moss                   2,468,161       88,526
Roscoe Moss, Jr.              2,461,057       95,630
W. Richard Roth               2,504,912       51,775
Charles J. Toeniskoetter      2,529,969       26,718
Frederick R. Ulrich           2,533,491       23,216
J.W. Weinhardt                2,498,396       58,291


Ratification of appointment of independent auditors for 2002:

     In Favor                 Against         Abstain
     --------                 -------         -------

     2,530,466                13,369          12,852


Ratification of adoption of the Long-Term Incentive Plan:

                                               Broker
     In Favor       Against      Abstain      Non-Votes
     --------       -------      -------      ---------

     1,813,792      229,627       56,364      456,904


ITEM 5.	OTHER INFORMATION

On April 18, 2002, the Board of Directors of the Corporation declared the regular quarterly dividend of $.69 per common share.
The dividend will be paid June 1, 2002, to shareholders of record as of the close of business on May 1, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a.) Exhibits required to be filed by Item 601 of Regulation
          S-K.

          There were no exhibits required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2002.

     (b.) Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt and short-term funds obtained through the variable rate line of credit. SJW Corp. also owns 1,099,952 shares of California Water Service Group and is exposed to the risk of changes in equity prices.

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



SJW Corp.

Date: May 8,2002         By   /s/
                          ----------------
                          ANGELA YIP
                          Chief Financial Officer & Treasurer
17