Form 10-Q
period 2002-06-30
SJW CORP
filed 2002-08-14
CIK 766829

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended          June 30, 2002
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of August 1, 2002 and as of the date of this report are 3,045,147.

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SJW CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        AND COMPREHENSIVE INCOME
                               (UNAUDITED)
             (In thousands, except share and per share data)

                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                    JUNE 30               JUNE 30
                                2002      2001         2002      2001
                              -------    ------    --------    ------
OPERATING REVENUE             $38,696    36,364     $66,414    60,609
OPERATING EXPENSES:
  Operation:
    Purchased water            10,619     9,181      16,306    14,968
    Power                       1,848     2,057       3,188     2,775
    Pump taxes                  5,097     6,058       8,714     8,980
    Other operating expenses    6,265     4,995      12,218    11,304
  Maintenance                   1,984     1,821       3,975     3,388
  Property taxes and other
    nonincome taxes             1,028     1,055       2,178     2,161
  Depreciation and
    amortization                3,496     3,310       7,002     6,608
  Income taxes                  2,639     2,172       3,741     2,498
                              -------    ------     -------    ------
Total operating expenses       32,976    30,649      57,322    52,682
                              -------    ------     -------    ------
OPERATING INCOME                5,720     5,715       9,092     7,927

Other income                      161       165         421       363
Dividend income                   308       307         616       613
Interest expense and other     (2,198)   (2,017)     (4,389)   (4,055)
                              -------    ------    --------    ------
NET INCOME                    $ 3,991     4,170    $  5,740     4,848
                              =======    ======    ========    ======
Other comprehensive loss:
  Unrealized loss on
    investment                   (441)   (3,245)       (605)   (1,485)
  Income taxes related to
    other comprehensive loss      181     1,330         248       609
                              -------    ------      ------     -----
Other comprehensive loss, net    (260)   (1,915)       (357)     (876)
                              -------    ------      ------     -----
COMPREHENSIVE INCOME          $ 3,731     2,255     $ 5,383     3,972
                              =======    ======     =======     =====
BASIC EARNINGS PER SHARE      $  1.31      1.37     $  1.88      1.59
                              =======    ======     =======     =====
COMPREHENSIVE INCOME PER SHARE$  1.23      0.74     $  1.77      1.30
                              =======    ======     =======     =====
DIVIDENDS PER SHARE           $  0.69      0.65     $  1.38      1.27
                              =======    ======     =======     =====
WEIGHTED AVERAGE SHARES
  OUTSTANDING               3,045,147  3,045,147  3,045,147 3,045,147


See accompanying Notes to Condensed Consolidated Financial Statements.

                     SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                          (In thousands)
                                                JUNE 30  DECEMBER 31
                                                  2002      2001
                                                --------    --------
ASSETS
UTILITY PLANT                                   $527,303    $507,227
Less accumulated depreciation and amortization   156,828     149,721
                                                --------    --------
  Net utility plant                              370,475     357,506

NONUTILITY PROPERTY                               11,862      11,666
Less accumulated depreciation                      1,471       1,357
                                                --------    --------
  Net nonutility plant                            10,391      10,309

CURRENT ASSETS:
  Cash and equivalents                             3,485       5,021
  Accounts receivable and accrued utility revenue 20,863      14,098
  Prepaid expenses and other                       1,286       1,308
                                                --------     -------
  Total current assets                            25,634      20,427
OTHER ASSETS:
  Investment in California Water Service Group    27,719      28,324
  Investment in joint venture                      1,188       1,199
  Unamortized debt issuance and reacquisition
    costs                                          3,576       3,658
  Goodwill                                         1,744       1,744
  Regulatory assets                                5,639       5,567
  Other                                            3,213       2,283
                                                --------    --------
  Total other assets                              43,079      42,775
                                                --------    --------
                                                $449,579    $431,017
                                                ========    ========
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                                  $  9,516    $  9,516
  Additional paid-in capital                      12,357      12,357
  Retained earnings                              123,952     122,415
  Accumulated other comprehensive income           4,709       5,066
                                                --------    --------
  Shareholders' equity                           150,534     149,354
  Long-term debt                                 110,000     110,000
                                                --------    --------
  Total capitalization                           260,534     259,354

CURRENT LIABILITIES:
  Line of credit                                   8,650      11,500
  Accrued pump taxes and purchased water           7,950       3,091
  Accounts payable                                 4,147         422
  Accrued interest                                 3,240       3,136
  Accrued taxes                                    3,383       1,182
  Other current liabilities                        4,824       4,828
                                                --------    --------
  Total current liabilities                       32,194      24,159
DEFERRED INCOME TAXES AND CREDITS                 26,623      26,706
ADVANCES FOR AND CONSTRIBUTIONS IN AID OF
  CONSTRUCTION                                   123,223     114,519
OTHER NONCURRENT LIABILITIES                       7,005       6,279
                                                --------    --------
                                                $449,579    $431,017
                                                ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                      SJW CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (In thousands)
                                                      SIX MONTHS ENDED
                                                          JUNE 30
                                                      2002       2001
                                                     ------    -------
OPERATING ACTIVITIES:
  Net income                                         $5,740    $4,848
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                     7,002     6,608
    Deferred income taxes and credits                   (83)     (724)
    Changes in operating assets and liabilities:
     Accounts receivable and accrued utility revenue (6,765)   (7,335)
     Accounts payable and other current liabilities   3,721      (764)
     Accrued pump taxes and purchased water           4,859     3,531
     Accrued taxes                                    2,201     1,444
     Accrued interest                                   104         -
     Other changes, net                                 336     2,422
                                                     ------    ------
NET CASH PROVIDED BY OPERATING ACTIVITIES            17,115    10,030
                                                     ------    ------
INVESTING ACTIVITIES:
  Additions to utility plant                        (20,478)  (20,686)
  Additions to nonutility property                     (256)     (158)
  Cost to retire utility plant, net of salvage         (268)     (195)
  Investment in affiliate                               (11)      101
                                                     ------   --------
NET CASH USED IN INVESTING ACTIVITIES               (21,013)  (20,938)
                                                     ------   --------
FINANCING ACTIVITIES:
  Borrowings from line of credit, net of repayments  (2,850)    7,500
  Dividends paid                                     (4,202)   (3,860)
  Advances and contributions in aid of construction  10,108     8,036
  Refunds of advances                                  (694)     (683)
                                                     ------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             2,362    10,993
                                                     ------   --------
NET CHANGE IN CASH AND EQUIVALENTS                   (1,536)       85
                                                     ------   --------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD             5,021       783
                                                     ------   --------
CASH AND EQUIVALENTS, END OF PERIOD                  $3,485   $   868
                                                     ======   ========
Cash paid during period for:
  Interest                                           $4,190   $   516
  Income taxes                                        1,300         -


See accompanying Notes to Condensed Consolidated Financial Statements.

                    SJW CORP. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                        June 30, 2002


Note 1.  General
----------------

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

Note 2. Long-Term Incentive Plan
--------------------------------

At the 2002 Annual Meeting of Shareholders of SJW Corp. held on April 18, 2002, the shareholders approved the adoption of the Long-Term Incentive Plan (Incentive Plan) under which 300,000 shares of common stock will initially be reserved for issuance. The Incentive Plan will allow SJW Corp. to provide key employees, including officers, the opportunity to acquire a meaningful equity interest in the corporation as an incentive for them to remain in employment. In no event may any one participant in the Incentive Plan receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 100,000 shares of the common stock. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. As of June 30, 2002, no award has been granted under the Incentive Plan.


Note 3. Goodwill
----------------

SJW Corp. adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" regarding goodwill amortization effective January 1, 2002. Accordingly, the company no longer amortizes goodwill from business acquisitions. On a pro-forma basis, if the company had applied SFAS No. 142 during the corresponding six months period a year ago, amortization of goodwill and other intangible assets would be as follows:



                                    Six months       Six months
                                 ended June 30,   ended June 30,
Dollars in thousands                   2002              2001
--------------------             --------------  --------------

Reported net income                   $5,740          $4,848
Add: Goodwill
       amortization, net of tax            -              28
                                      ------          ------
Adjusted net income                   $5,740          $4,876
                                      ======          ======

Basic earnings per share, as reported  $1.88           $1.59
Basic earnings per share, adjusted     $1.88           $1.60

Basic earnings per share would be $1.60, adjusted, for the six months ended June 30, 2001 as compared to $1.59, as reported.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SJW Corp. does not anticipate that the adoption of SFAS No. 145 will have a material effect on SJW Corp.'s financial condition and results of operations.


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

San Jose Water Company, a wholly owned subsidiary, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was originally incorporated under the laws of the State of California in 1866. The company was later reorganized and reincorporated as the San Jose Water Works. San Jose Water Works was reincorporated in 1985 as San Jose Water Company, with SJW Corp. as the parent holding company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately 1,000,000 people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com.

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

Crystal Choice Water Service LLC, a 75% owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning and purification equipment.

SJW Corp. also owns 1,099,952 shares of California Water Service
Group.


Critical Accounting Policies:
-----------------------------
SJW Corp. has identified accounting policies below as the policies critical to the business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

Recognition of balancing account

The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, SJW Corp. has not recognized the balancing account in its consolidated financial statements. Had the balancing account under-collection been recognized in San Jose Water Company's financial statements, San Jose Water Company's earnings would be increased by the amount of balancing account revenue under-collected. At June 30, 2002, the Balancing Account had a net under-collected balance of $452,000.

Accrued unbilled revenue

San Jose Water Company reads its customer meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenues from the meter-reading date to the end of the accounting period are estimated based on historical usage patterns, production records, and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption due to changes in weather, and the company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in operating revenue being adjusted in the period that the revision to our estimates is determined.

Recognition of regulatory assets and liabilities

Generally accepted accounting principles for water utilities includes the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, SJW Corp. records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgments that it is probable that these costs will be recoverable in the future revenue of the corporation through the ratemaking process. The regulatory assets and liabilities recorded by SJW Corp. primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in future ratemaking purposes, including the deferred regulatory assets would require SJW Corp. to immediately recognize the impact of the costs for financial reporting purposes.


Liquidity and Capital Resources:
-------------------------------
The water utility business is highly seasonal in nature. Customer consumption demand during the summer months could significantly exceed those of the winter months. Operating revenue, correspondingly accounts receivable and unbilled revenue, increase as customer consumption increases during the summer months. The higher Accounts Receivable balance as of June 30, 2002 in comparison to December 31, 2001 represents a natural business cycle and not a credit risk on the liquidity of the corporation. Historically, San Jose Water Company's write-offs for uncollectible accounts represented less than 1% of its total revenue.

Accounts payable and current liabilities increase during the summer months due to increased water production volume to meet higher customer demand and timing of payment of certain expenses. Please refer to "Sources of Capital" for further discussion.

San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. San Jose Water Company expects to incur approximately $130,000,000 exclusive of customer contributions and advances, in capital expenditures over the next five years. The company's actual capital expenditures may vary from its projection due to changes in the expected demand for services, weather patterns, and actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

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

In 2002, SJW Corp. expects to invest $550,000 in Crystal Choice Water Service LLC for its 75% share of capital investment. The capital is invested primarily in rental equipment used by the company in its rental operation. As of June 30, 2002, $237,000 has been funded.

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

San Jose Water Company has outstanding $110,000,000 of unsecured senior notes as of June 30, 2002. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of June 30, 2002, San Jose Water Company's funded debt is 46.7% of total capitalization and the net income for preceding twelve months is 453% of interest charges.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At June 30, 2002, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $21,350,000. Cost of borrowing averaged 3.5% for the first six months of 2002.


Results of Operations:
---------------------

Overview

SJW Corp.'s consolidated net income for the second quarter of 2002 was $3,991,000, a decrease of $179,000 or 4% from $4,170,000 in the second quarter of 2001. Six months earnings was $5,740,000, an increase of $892,000 or 18% from $4,848,000 for the same period in 2001.

Operating Revenue
-----------------

Consolidated Operating    Three months ended       Six months ended
Revenue (in thousands)          June 30                  June 30
                           2002        2001         2002       2001
----------------------   -------------------     --------------------

San Jose Water Company   $38,042     $35,930      $65,060     $59,587
SJW Land Company             476         383        1,020         940
Crystal Choice
  Water Service              178          51          334          82
                        --------    --------      -------     -------
                         $38,696     $36,364      $66,414     $60,609
                        ========    ========      =======     =======

Quarterly operating revenue was $38,696,000, or 6% increase over the $36,364,000 for the same quarter in 2001 due to two rate increases during the period from July 2001 through January 2002, partially offset by a slight decrease in consumption. The change in consolidated operating revenue from the same period in 2001 was due to the following factors:

                           Three months ended     Six months ended
Consolidated Operating   June 30 2002 vs. 2001  June 30 2002 vs. 2001
Revenue (in thousands)     Increase/(decrease)    Increase/(decrease)
----------------------   ---------------------  ---------------------
Utility:
  Consumption decreases        $ (835)   (2%)        $(1,034)   (2%)
  New customers increase            6      -               -      -
  Rate increases                2,941     8%           6,507    11%
  Parking and rental               93      -              80      -
  Crystal Choice Water Service    127      -             252      -
                               -------------         --------------
                               $2,332     6%         $ 5,805     9%
                               =============         ==============

Operating Expenses
------------------

Consolidated Operating Expense
Excluding Income Taxes        Three months ended     Six months ended
(in thousands)                     June 30                June 30
                                2002      2001        2002      2001
------------------------------------------------    -----------------

San Jose Water Company        $29,787    $27,940    $52,446   $48,192
SJW Land Company                  180        127        354       299
Crystal Choice Water Service      262        255        544       387
SJW Corp                          108        155        237     1,306
                              -------    -------    -------   -------
                              $30,337    $28,477    $53,581   $50,184
                              =======    =======    =======   =======

The change in consolidated operating expense, excluding income taxes, from the same period in 2001 was due to the following:

Consolidated Operating     Three months ended      Six months ended
Expense Excluding Income June 30 2002 vs. 2001  June 30 2002 vs. 2001
Taxes (in thousands)       Increase/(decrease)     Increase/(decrease)
------------------------ ---------------------  ---------------------
Production costs:
  Reduced/(increased) surface
    water supply                  $ (128)    -         $   167     1%
  Decrease in usage and
    new customers                   (718)  (3%)           (895)   (2%)
  Pump tax and purchased
    water price increase             907    3%           1,492     3%
  Energy price increase              207    1%             721     1%
                                   -----  ----           -----   ----
Total production costs               268    1%           1,485     3%

Other operating expense            1,270    4%             914     2%
Maintenance                          163    1%             587     1%
Property taxes and other
  nonincome taxes                    (27)   -               17     -
Depreciation and amortization        186    1%             394     1%
                                  ------------          -------------
                                  $1,860    7%          $3,397     7%
                                  ============          =============

For the three and six months ended June 30, 2002, the increase in production costs was primarily due to an increase in Santa Clara Valley Water District (SCVWD) water production rates (pump tax and purchased water) in July 2001 and energy costs increase in April 2001, partially offset by lower production demand. San Jose Water Company's water supply is obtained from wells, surface run-off and diversion and by purchases from the SCVWD. Surface water supply is the least expensive source of water and the availability of a slightly higher surface water supply reduced water production costs in the second quarter of 2002. In contrast, reduced surface water supply for the six month period ended June 30, 2002 in comparison to the same period in 2001 resulted in an increase in water production costs. Additional energy costs were also incurred due to the scheduled maintenance of a SCVWD treatment plant that altered the company's distribution mix and optimal pumping pattern in the first and second quarters of 2002.

The change in San Jose Water Company's source of supply mix was as follows:
                      Three months ended       Six months ended
                        2002 vs. 2001           2002 vs. 2001
                       Increase/(decrease)    Increase/(decrease)
                      --------------------    -------------------
                                   (Million gallons)
Purchased water           442       3%             47        -
Ground water           (1,336)     (9%)          (837)     (3%)
Surface water             101       1%           (150)     (1%)
Reclaimed water           (15)       -            (15)       -
				  ----------------        ----------------
                         (808)     (5%)          (955)     (4%)
                      ================        ================

The changes in the source of supply mix were consistent with the changes in the water production costs.

The increase in other operating expenses excluding income taxes and production costs for the second quarter of 2002 in comparison to the second quarter of 2001, was due to increases in pension cost accruals as a result of a decline in market value of retirement trust assets, depreciation expense on added utility plant, higher maintenance costs for paving and contract services, increase in medical and workers' compensation insurance costs, and an increase in salaries and wages in accordance with bargaining unit wage escalation and additional new hires after the termination of the proposed merger of SJW Corp. with American Water Works Company, Inc. (American Water) on March 1, 2001.

Increases in operating expense for the six months ended June 30, 2002 in comparison to the same period was partially offset by the lower administrative costs incurred in the first quarter of 2002. In the first quarter of 2001, approximately $900,000 of administrative and compensation costs were incurred in conjunction with the above-mentioned merger.

Income tax expense increased $467,000, or 22%, in comparison to the second quarter of 2001 due to higher earnings in 2002 and the tax benefits associated with certain merger related expenses in 2001. The effective income tax rates for the second quarter of 2002 and 2001 approximated 40% and 34%, respectively.

Interest expense increased $181,000, or 9%, due to issuance of Series F senior notes in September 2001.

Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. Average usage per metered customer for the second quarter and six months of 2002 decreased 2% from the same period in 2001.

Other comprehensive loss of $260,000 and $357,000 for the three and six months ended June 30, 2002 was due to the unrealized decline in the market value of the investment in California Water Service Group.


Water Supply & Energy Resources
-------------------------------
Groundwater in 2002 remained at an average level. On July 16, 2002, the SCVWD's 10 reservoirs were 44.3% full with 74,992 acre-feet of water in storage. The rainfall in the winter of 2002 was slightly below average. SJW Corp. believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Surface water is a less costly source of water and its availability significantly impacts the results of operations.

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

San Jose Water Company withdrew from the energy provider's real-time pricing (RTP) program effective May, 2002. Benefits associated with pricing electricity on an hourly basis were no longer available in the energy shortage environment in California. Utilizing its advanced computer system, San Jose Water Company continues to pump efficiently during on-peak, partial-peak and off-peak hours. However, with the loss of the once less expensive RTP pricing schedule and the change in pumping mix due to the scheduled maintenance of the SCVWD treatment plant, San Jose Water Company faces substantial price pressures in containing its power costs.

Security Issues
---------------

San Jose Water Company has begun the implementation of a comprehensive security upgrade program for production and storage facilities, pump stations and company buildings. San Jose Water Company also coordinates security and planning information with SCVWD and various governmental and law enforcement agencies.

San Jose Water Company is in the process of conducting a system-wide vulnerability assessment in compliance with federal regulations imposed on all water utilities. This assessment is required to be completed by March 31, 2003. San Jose Water Company has also actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.

The federal government provides grants to private and public water utility systems for conducting the vulnerability assessment. San Jose Water Company will actively participate in the process to obtain reimbursement of the associated costs in conducting the study.

Regulatory Affairs
------------------
Principally all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The company's most recent rate decision, approved in April 2001, authorized it to earn a return on common equity of 9.95% in 2001, 2002 and 2003, which is within the range of recent rates of return authorized by the CPUC for water utilities. San Jose Water Company received a 3% step rate increase on January 1, 2002, and a 1% offset rate increase on July 1, 2002 for the SCVWD's purchased water and pump tax rate increase effective July 1, 2002.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At June 30, 2002, the balancing account had a net under-collected balance of $452,000.

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

To the extent that San Jose Water Company has to pump water during peak periods to satisfy customer demand when imported water is not available, higher energy cost will be incurred. Currently, the CPUC has no established procedure for water utilities to recover additional costs incurred due to such unanticipated changes in supply mix. Moreover, due to the experimental nature of the RTP schedule, energy price increases resulting from the discontinued participation in the RTP program are not recoverable through the balancing account under the existing balancing account procedure.


                      PART II. OTHER INFORMATION
                      --------------------------

Item 5.  OTHER INFORMATION
         -----------------

     On July 18, 2002, the Board of Directors declared the regular quarterly dividend of $.69 per common share. The dividend will be paid September 1, 2002 to shareholders of record as of the close of business on August 1, 2002.

     The Board of Directors also announced that Mr. J. W. Weinhardt has resigned as a director from the Board. Mr. Weinhardt resigned as Chairman of the Board on April 18, 2002 after completing almost forty years of service with the corporation and its subsidiaries. The seat vacated by Mr. Weinhardt will not be filled in the immediate future.

     On May 15, 2002, the Board of Directors elected Mr. Drew Gibson to be its new Chairman. Mr. Gibson has served as a director of SJW Corp. and its subsidiaries San Jose Water Company and SJW Land Company since 1986 and is currently a member of the Executive, Audit and Executive Compensation Committees.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a.)  Exhibits required to be filed by Item 601 of Regulation
           S-K.

           See Exhibit Index on Page 19 of this document which is incorporated herein by reference as required to be filed by
           Item 601 of Regulation S-K for the quarter ended June 30,
           2002.

     (b.)  Reports on Form 8-K
           No reports on Form 8-K have been filed during the quarter ended June 30, 2002.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

                                   SJW Corp.


                                   By /s/ Angela Yip
                                   -----------------
                                   Angela Yip
                                   Chief Financial Officer
                                   and Treasurer



     Date:  August 12, 2002       By /s/ W. Richard Roth
                                   ----------------------
                                   W. Richard Roth
                                   President
                                   and Chief Executive Officer




                           EXHIBIT INDEX
                           -------------

                                                           Located in
Exhibit                                                  Sequentially
No.                      Description                    Numbered Copy
-------------            ------------                   -------------

10.17    SJW Corp. Long-Term Incentive Plan, adopted
         by SJW Corp. Board of Directors March 6, 2002.      23-34

10.18    Seventh Amendment to San Jose Water Company's
         Executive Supplemental Retirement Plan,
         adopted by San Jose Water Company Board of
         Director's.                                            35

99.1	    Certification by President and Chief Executive         36
Officer.

99.2	    Certification by Chief Financial Officer and           37
Treasurer.



Exhibit 10.17




                        SJW CORP.
                 LONG-TERM INCENTIVE PLAN

      Adopted by the Board of Directors:  March 6, 2002
        Approved by the Shareholders:  April 18, 2002
            Termination Date:  April 17, 2012


I.  PURPOSE

    The objectives of the Long-Term Incentive Plan (the "Plan") are to promote the success of SJW Corp. (the "Company") and its Affiliates by:

    (a) linking incentive opportunities to the performance of the Company and its Affiliates in meeting shareholder and customer goals;

    (b) supporting the planning and goal setting process; and

    (c) offering compensation opportunities that will assist the Company and its Affiliates in recruiting and retaining top executives from both within and outside of the water utility industries.


II. DEFINITIONS

    (a) "Affiliate" means:

         (i) a member of a controlled group of corporations of which the Company is a member or;

        (ii) any corporation, or unincorporated trade or business in which the Company has an ownership interest of more at least 25% of the equity value of the entity and which the Board has designated as an Affiliate for purposes of the Plan.

    For purposes hereof, a "controlled group of corporations" shall mean a controlled group of corporations as defined in Section 1563(a) of the Code determined without regard to Section 1563(a)(4) and
(e)(3)(C) of the Code.

    (b) "Award" means the grant of an Incentive Stock Option, Nonstatutory Stock Option, Dividend Unit, Performance Share, right to acquire Restricted Stock, or stock bonus pursuant to the Plan.

    (c)  "Board" means the Board of Directors of the Company.

    (d) "Chief Executive Officer" means the chief executive officer of the Company.

    (e) "Code" means the Internal Revenue Code of 1986, as amended from time to time.

    (f) "Committee" means a committee appointed by the Board to administer the Plan as provided in Section 3(a).

    (g)  "Common Stock" means the common stock of the Company.

    (h) "Company" means SJW Corp., a California corporation, its successors and assigns.

    (i) "Disability" means the permanent and total disability of an individual as determined pursuant to Section 22(e)(3) of the Code.

    (j) "Dividend Unit" means a right to receive, in accordance with the provisions of the Plan, a payment equal to the dividends that are paid on a share of Common Stock for a stated period of time.

    (k) "Employee" means any individual who is employed by the Company or an Affiliate which has adopted the Plan for its Employees. For purposes of this Plan, mere service as a member of the Board (or as a member of the board of directors of an Affiliate) or payment of a director's fee by the Company or an Affiliate shall not be sufficient to constitute "employment" by the Company or an Affiliate.

    (l) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

    (m) "Fair Market Value" means the value of the Common Stock on the American Stock Exchange as of the close of the trading day.

    (n)  "Fiscal Year" means the calendar year.

    (o) "Incentive Stock Option" means any Option granted pursuant to the provisions of the Plan that is intended to be and is specifically designated as an "incentive stock option" within the meaning of
Section 422 of the Code.

    (p) "Nonstatutory Stock Option" means any Option granted pursuant to the provisions of the Plan that is not intended to qualify as an "incentive stock option" under Section 422 of the Code.

    (q) "Normal Retirement" means termination of employment with the Company or an Affiliate with an immediate pension benefit being paid by the Company or an Affiliate.

    (r) "Option" means an Incentive Stock Option or Nonstatutory Stock Option granted pursuant to Section 6(a) of the Plan. "Option Agreement" means the agreement between the Company and the Optionee that contains the terms and conditions pertaining to an Option.

    (s) "Optionee" means an Employee who has received a grant of an Option pursuant to the provisions of the Plan.

    (t) "Participant" means an Employee of the Company or an Affiliate, selected by the Committee to participate in the Plan.

    (u) "Performance Share" means a share of Common Stock granted to a Participant, the vesting of which is subject to performance conditions established by the Committee.

    (v)  "Plan" means this Long-Term Incentive Plan.

    (w)  "Plan Year" means the calendar year.

    (x) "Restricted Stock" means shares of Common Stock granted pursuant to Section 6(d) of the Plan. "Restricted Stock Award" means an Award granted pursuant to the provisions of Section 6(d) of the Plan. "Restricted Stock Agreement" means the agreement between the Company and the recipient of Restricted Stock that contains the terms, conditions and restrictions pertaining to such Restricted Stock.

    (y) "Rule 16b-3" means Rule 16b-3 promulgated under the Exchange Act or any successor to Rule 16b-3, as in effect from time to time.

    (z)  "San Jose Water Company" means San Jose Water Company, a
California corporation and a wholly-owned subsidiary of the Company.

   (aa) "Ten Percent Shareholder" means a person who owns or is deemed to own pursuant to Section 424(d) of the Code stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of any of its Affiliates.


III.  ADMINISTRATION

    (a) The Plan shall be administered by the Committee, subject to such requirements for review and approval by the Board, as the Board may establish. In all areas not specifically reserved by the Board for its review and approval, decisions of the Committee concerning the Plan shall be binding on the Company and all Participants. The Committee shall consist of not less than a sufficient number of "non-employee directors" so as to qualify the Committee to administer the Plan as contemplated by Rule 16b-3. The Board may from time to time remove members from, or add members to, the Committee. Vacancies on the Committee, however caused, shall be filled by the Board. The Board shall appoint one of the members of the Committee as Chairman. The term "non-employee director" shall be interpreted pursuant to Rule 16b-3. The Compensation Committee of the Board shall serve as the Committee. The Board may at any time replace the Compensation Committee with another Committee. In the event that the Compensation Committee shall cease to satisfy the requirements of Rule 16b-3, the Board shall appoint another Committee that shall satisfy such requirements. If any member of the Committee does not qualify as an "outside director" for purposes of Section 162(m) of the Code, Awards under the Plan for the Chief Executive Officer and the four (4) most highly compensated officers of the Company (other than the Chief Executive Officer) shall be administered by a subcommittee of the Board consisting of each Committee member who qualifies as an "outside director." If fewer than two (2) Committee members qualify as "outside directors," the Board shall appoint one (1) or more other members to such subcommittee who do qualify as "outside directors" so that it shall at all times consist of at least two (2) members who qualify as "outside directors" for purposes of Section 162(m) of the Code.

    (b) The Committee shall have the power and authority to adopt, amend, and rescind administrative guidelines, rules and regulations pertaining to the Plan, to accept, modify or reject recommendations of the Chief Executive Officer, to set final Awards and to interpret and rule on any questions pertaining to any provision of the Plan.


IV.  ELIGIBILITY AND LIMITATIONS ON AWARDS TO INDIVIDUALS

     (a) Officers of the Company and its Affiliates and other key Employees who are recommended annually by the Chief Executive Officer and who are approved by the Committee, will be eligible for Awards granted under the terms of the Plan. The fact that an individual receives one Award under the Plan does not confer on such individual the right to receive additional Awards under the Plan. Neither the Plan nor any Award granted pursuant to the Plan shall be deemed to confer upon any Participant any right to continue as an Employee. The Company and its Affiliates reserve the right to terminate the employment of any Employee at any time and for any reason or for no reason.

    (b) No member of the Board (or member of the board of directors of an Affiliate) who is not also an Employee shall be eligible for any Award pursuant to the Plan.

    (c) No Participant shall receive Awards covering an aggregate of more than one hundred thousand (100,000) shares of Common Stock in any calendar year.


V.   INCENTIVE AWARDS

    (a) The Committee shall designate those individuals who shall become Participants and shall designate the award level for each Plan Participant.

    (b) The Committee shall designate the manner in which each Participant's Award shall be allocated among Options, Dividend Units, Performance Shares, rights to acquire Restricted Stock, and stock bonuses and the specific terms of the Participant's Award not specified under the Plan.

    (c) The Committee may condition the grant of Awards under the Plan upon the attainment of specified performance goals such as earnings per share, total shareholder return or return on capital employed.


VI. TYPES OF AWARDS

    The following types of Awards may be granted under the terms of the Plan: Options (including Incentive Stock Options and Nonstatutory Stock Options), Performance Shares, Dividend Units, rights to acquire Restricted Stock, and stock bonuses. The Committee, in its sole discretion, shall determine the types of Awards that shall be granted to each Participant under the Plan.

    Options, Dividend Units, Performance Shares, rights to acquire Restricted Stock, and stock bonuses granted to a Participant shall be communicated to the Participant at the time of grant. The actual number of Performance Shares earned shall be communicated to the Participant as soon as practicable after the end of a performance period.

    Subject to the provisions of the Plan, the Committee shall determine the key Employees to whom, and the time or times at which, Awards shall be granted or awarded; the number of shares subject to each Option or each right to acquire Restricted Stock or each stock bonus; the applicable vesting schedule for each Award; Dividend Units or Performance Shares to be subject to each Award; duration of each Award; the time or times within which Options may be exercised; the performance targets required to earn Performance Shares; the duration of the Dividend Units; and the other terms and conditions of Awards, pursuant to the terms of the Plan. The provisions and conditions of Awards need not be the same with respect to each Employee or with respect to each Award.

    (a) Options. The Committee may grant Incentive Stock Options or Nonstatutory Stock Options to a Participant. The terms of Options granted pursuant to the Plan shall be set forth in an Option Agreement. Options granted pursuant to the Plan shall be subject to the following terms and conditions and shall contain such additional terms and conditions, not inconsistent with the express provisions of the Plan or with applicable law, as the Committee in its sole discretion shall deem desirable.

         (i) The price per share of an Incentive Stock Option or of a Nonstatutory Stock Option shall not be less than the Fair Market Value of the Common Stock on the date of the grant. The price per share of an Incentive Stock Option granted to a Ten Percent Shareholder shall not be less than one hundred ten percent (110%) of the Fair Market Value of the Common Stock on the date of grant.

        (ii) Options may be exercised with cash, stock, or a combination of cash and stock, provided that if shares acquired pursuant to the exercise of an Option are used, such shares shall be held by the Participant for a period of at least six (6) months before their tender to exercise additional Option shares. In accordance with the rules and procedures established by the Committee for this purpose, the Option may also be exercised through a "cashless exercise" procedure approved by the Committee involving a broker or dealer approved by the Committee, that affords Participants the opportunity to sell immediately some or all of the shares underlying the exercised portion of the Option in order to generate sufficient cash to pay the Option exercise price and/or to satisfy withholding tax obligations related to the Option exercise.

       (iii) No Option shall be for a term of more than ten (10) years from the date of the grant. No Incentive Stock Option granted to a Ten Percent Shareholder shall be for a term of more than five (5) years from the date of grant.

        (iv) In the case of Normal Retirement, death or Disability, a Participant or his or her beneficiary shall have a period equal to the remaining term of the Option or five (5) years, whichever is shorter, to exercise any outstanding Options. Notwithstanding the foregoing, in the case of an Incentive Stock Option, the Code requires that at all times beginning on the date of grant of an Incentive Stock Option and ending on the date three (3) months before the exercise of such Incentive Stock Option, the Optionee must be an employee of the Company or an Affiliate, except in the case of the Optionee's death or Disability. An Incentive Stock Option shall cease to be treated as an Incentive Stock Option and shall be treated as a Nonstatutory Stock Option three (3) months after the termination of the Optionee's employment with the Company and its Affiliates due to Normal Retirement. An Incentive Stock Option shall cease to be treated as an Incentive Stock Option and shall be treated as a Nonstatutory Stock Option one (1) year after termination of the Optionee's employment with the Company due to Disability.

        (v) If employment is terminated for any reason other than Normal Retirement, death or Disability, any outstanding Options shall expire thirty (30) days after the Participant's termination date or at the end of the term of the Option, whichever is shorter.

       (vi) During the lifetime of the Optionee, an Option shall be exercisable only by the Optionee and shall not be assignable or transferable. In the event of the Optionee's death, no Option shall be transferable otherwise than by will or by the laws of descent and distribution.

    (b) Dividend Units. The Committee may grant Dividend Units to a Participant in the Plan. Dividend Units may be granted alone or in tandem with Options, Performance Shares, or rights to acquire
Restricted Stock.

        (i) The amount payable to a Participant in respect to a Dividend Unit shall be equal to the aggregate dividends payable on a share of Common Stock during the term of the Dividend Unit. A
Participant shall be deemed to have held a Dividend Unit from the date of the Award.

       (ii) The term of a Dividend Unit shall be established by the Committee at the time of the Award and specified in the related grant letter to the Participant.

      (iii) The amount payable to a Participant in respect of a Dividend Unit shall be paid by the Company to a Participant at the end of the term of the Dividend Units.

       (iv) If a Participant terminates employment with the Company or an Affiliate due to Normal Retirement, death or Disability, the Participant shall receive the current value of the Participant's
Dividend Units.

        (v) If a Participant terminates employment with the Company or an Affiliate for a reason other than Normal Retirement, death or Disability, the Committee shall, in its sole discretion, determine whether the Participant shall receive the current value of the Participant's Dividend Units.

    (c)  Performance Shares.  The Committee may grant Performance
Shares to Participants in the Plan.

        (i)  At the time of the grant, the Committee shall determine:

             (A)  the performance period;

             (B) the performance goal or goals to be achieved for Awards to be payable.

        (ii) At the end of the performance period, the Committee shall determine the level of performance versus the goal, and the portion of the Performance Shares, if any, which shall be payable to the Participants.

       (iii) Shares earned shall be paid as soon as practicable following the end of the performance period.

        (iv) Awards may be paid in cash or Common Stock, or any combination of cash or Common Stock in the sole discretion of the Committee.

    (d) Rights to Acquire Restricted Stock. Each Restricted Stock Agreement shall be in the form and shall contain such terms and conditions as the Committee shall deem appropriate. The terms and conditions of the Restricted Stock Agreements may change from time to time, and the terms and conditions of separate Restricted Stock Agreements need not be identical. Each Restricted Stock Agreement shall include (through incorporation by reference in the Restricted Stock Agreement of the provisions of the Plan or otherwise) the substance of each of the following provisions. Subject to the provisions of the Plan, the Committee shall have complete authority in its sole discretion to determine the persons to whom, and the time or times at which, grants of Restricted Stock shall be made, the number of shares of Restricted Stock to be awarded, the price (if any) to be paid by the recipient of the Restricted Stock, the time or times within which such Awards may be subject to forfeiture, and all other terms and conditions of the Awards. The Committee may condition the grant of a Restricted Stock Award upon the performance of specified performance goals (such as earnings per share, total shareholder return on capital) or other such factors as the Committee may determine, in its sole discretion.

         (i) The purchase price (if any) of Restricted Stock Awards shall be not less than the amount required to be received by the Company in order to assure compliance with applicable state laws.

        (ii) The purchase price (if any) of Restricted Stock shall be paid either in cash at the time of purchase or in any form of legal consideration that may be acceptable to the Committee.

       (iii) Shares of Restricted Stock acquired under a Restricted Stock Agreement may, but need not, be subject to share repurchase option in favor of the Company in accordance with a vesting schedule to be determined by the Committee.

        (iv) In the event a Participant's employment with the Company or an Affiliate terminates, the Company may repurchase or otherwise reacquire any or all of the shares of Restricted Stock held by the Participant which have not vested as of the date of termination under the terms of the Restricted Stock Agreement.

         (v) Rights to acquire shares of Restricted Stock shall be transferable by the Participant only upon such terms and conditions as set forth in the Restricted Stock Agreement, as the Committee shall determine in its discretion, so long as Common Stock awarded under the Restricted Stock Agreement remains subject to the terms of the Restricted Stock Agreement.

    (e) Stock Bonus Awards. Each stock bonus agreement shall be in such form and shall contain such terms and conditions as the Board shall deem appropriate. The terms and conditions of stock bonus agreements may change from time to time, and the terms and conditions of separate stock bonus agreements need not be identical, but each stock bonus agreement shall include (through incorporation hereof by reference in the agreement or otherwise) the substance of each of the following provisions.

         (i) Consideration. A stock bonus may be awarded in consideration for past services actually rendered to the Company or an Affiliate for its benefit.

        (ii) Vesting. Shares of Common Stock awarded under the stock bonus agreement may, but need not, be subject to a share repurchase option in favor of the Company in accordance with a vesting schedule to be determined by the Board.

       (iii) Termination of Employment. In the event a Participant's employment with the Company or an Affiliate terminates, the Company may reacquire any or all of the shares of Common Stock granted to the Participant pursuant to the stock bonus agreement which have not yet vested as of the date of the termination of employment under the terms of the stock bonus agreement.

        (iv) Transferability. Rights to acquire shares of Common Stock under the stock bonus agreement shall be transferable by the Participant only upon such terms and conditions as are set forth in the stock bonus agreement, as the Board shall determine in its discretion, as long as Common Stock awarded under the stock bonus agreement remains subject to the terms of the stock bonus agreement.


VII.  SHARES RESERVED

    (a) The total number of shares of Common Stock that may be issued or transferred under the Plan pursuant to Awards may not exceed three hundred thousand (300,000) shares (subject to adjustment as described in Section 9 below).

    (b) If any Award shall for any reason expire or otherwise terminate, in whole or in part, without having been exercised in full, the shares of Common Stock not acquired under such Award shall revert to and again become available for issuance under the Plan.

    (c) Common Stock may be issued from authorized but unissued shares or out of shares held in the Company's treasury, or both.


VIII.  MISCELLANEOUS

    (a) Incentive Stock Option $100,000 Limitation. To the extent that the aggregate Fair Market Value (determined at the time of grant) of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by an Optionee in any calendar year (under all plans of the Company and its Affiliates) exceeds one hundred thousand dollars ($100,000), the Options or portions thereof which exceed such limit (according to the order in which they were granted) shall be treated as Nonstatutory Stock Options.

    (b)  Withholding.

        (i) To the extent required by applicable federal, state, local or foreign law, the recipient of any payment or distribution under the Plan shall make arrangements satisfactory to the Company for the satisfaction of any tax withholding obligations that may arise by reason of such payment or distribution. The Company shall not be required to make such payment or distribution until such obligations are satisfied. The Company shall have the right to withhold from any compensation paid to the Participant.

       (ii) The Committee, in its sole discretion, may permit a Participant to satisfy all or part of the Participant's tax withholding obligations incident to an Option, Performance Unit or Restricted Stock by having the Company withhold a portion of the shares that would be otherwise issued to the Participant. Such shares shall be valued at their Fair Market Value on the date when taxes otherwise would be withheld in cash. The payment of withholding taxes by surrendering shares to the Company, if permitted by the Committee, shall be subject to such restrictions as the Committee may impose, including any restrictions required by the rules of the Securities and Exchange Commission.


IX.  ADJUSTMENTS UPON CHANGES IN STOCK.

    (a) In the event of a stock split, stock dividend, or other subdivision or combination of the Common Stock, the number of shares of Common Stock authorized under the Plan and the share limitations on Awards to individuals shall be adjusted proportionately. Similarly, in any event aforementioned, there will be a proportionate adjustment in the number and exercise price (if applicable) of shares of Common Stock subject to unexercised Options, Performance Shares, Dividend Units, rights to acquire Restricted Stock, and stock bonuses.

    (b) In the event of a Change in Control (as defined below), the vesting of all Awards under the Plan (and, if applicable, the time at which such Awards may be exercised by or paid to the Participant) shall be accelerated in full to a date prior to the consummation of such Change in Control as the Board shall determine (or if the Board fails to determine such a date, to a date that is five (5) days prior to the consummation of the Change in Control) and the Award shall terminate if not exercised (if applicable) prior to the date of the Change in Control. For purposes of this Plan, Change in Control shall be deemed to take place on the occurrence of any of the following events: (i) a merger or consolidation of the Company or San Jose Water Company, in which the Company or San Jose Water Company is not the surviving organization and a majority of the capital stock of the surviving organization is owned by persons who were not shareholders of the Company or San Jose Water Company immediately prior to such merger or consolidation; (ii) a transfer of all or substantially all of the assets of the Company or San Jose Water Company, (other than a transfer to the Company and/or its Affiliates); (iii) any other corporate reorganization in which there is a change in ownership of the outstanding shares of the Company or San Jose Water Company wherein thirty percent (30%) or more of the outstanding shares are transferred to any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act); or (iv) the election to the Board of candidates who were not recommended for election by members of the Board in office immediately prior to the election, if such candidates constitute a majority of those elected in that particular election.


X.  AMENDMENT OF THE PLAN

    (a) The Board may, at any time, and from time to time, amend the Plan. However, no amendment shall be effective unless approved by the shareholders of the Company to the extent shareholder approval is necessary to satisfy the requirements of Section 422 of the Code.

    (b) The Board may, in it sole discretion, submit any other amendments to the Plan for shareholder approval, including, but not limited to, amendments to the Plan intended to satisfy the requirements of Section 162(m) of the Code and regulations thereunder regarding the exclusion of performance-based compensation from the limit on corporate deductibility of compensation paid to certain executive officers.

    (c) Rights under any Award granted before amendment of the Plan shall not be impaired by any amendment of the Plan unless (i) the Company requests the consent of the Participant and (ii) the Participant consents in writing.


XI.  TERMINATION OR SUSPENSION OF THE PLAN

     The Board may suspend or terminate the Plan at any time. Unless sooner terminated, the Plan shall terminate on the day before the tenth (10th) anniversary of the date the Plan is adopted by the Board or approved by the shareholders of the Company, whichever is earlier. No Awards may be granted under the Plan when the Plan is suspended or after the Plan is terminated.


XII.  EFFECTIVE DATE OF PLAN

     The Plan shall become effective as determined by the Board, but not Stock Award shall be exercised (or, in the case of a stock bonus,) shall be granted) unless and until the Plan has been approved by the shareholders of the Company, which approval shall be within twelve
(12) months before or after the date the Plan is adopted by the Board.


XIII.  CHOICE OF LAW

       The law of the State of California shall govern all questions concerning the construction, validity and interpretation of this Plan, without regard to such state's conflict of laws rules.


                                                         Exhibit 10.18



                       SEVENTH AMENDMENT
                            TO THE
                            SAN JOSE WATER COMPANY
                     EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
                              Dated July 18, 2002


     The San Jose Water Company Executive Supplemental Retirement Plan is hereby amended effective July 18, 2002 to read as follows:
          FIRST: Effective July 18, 2002, Section 3.1 is amended to read as follows:
          "3.1(g) In addition to the benefit provided for in Section 3.1(a) and Section 3.1(b), Jay W. Weinhardt shall receive $225,000 upon his retirement. The benefit under this subsection will fully vest upon his retirement and will be paid pro rata on a monthly basis over a thirty-six (36) month period. Upon vesting, payment of the benefit will commence August 1, 2002 and conclude July 31, 2005."
          SECOND: Except as provided herein, the San Jose Water Company Executive Supplemental Retirement Plan shall continue in full force and effect.
          IN WITNESS WHEREOF, San Jose Water Company has caused its authorized officers to affix the corporate name and seal hereto this _______ day of _____________, 2002.

SAN JOSE WATER COMPANY

BY:_____________________________________

TITLE:__________________________________





                                                          Exhibit 99.1



                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350
                        AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SJW Corp. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Richard Roth, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:
     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.



/s/ W. Richard Roth

W. Richard Roth
President and Chief Executive Officer
August 12, 2002


                                                          Exhibit 99.2



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SJW, Corp. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Angela Yip, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:
     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report for the quarter ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company in accordance with such requirements.



/s/ Angela Yip

Angela Yip
Chief Financial Officer and Treasurer
August 12, 2002

18

2