Form 10-Q
period 2002-09-30
SJW CORP
filed 2002-11-13
CIK 766829

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C.  20549

                        FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended          September 30, 2002
                  -----------------------------------------------

Commission file number         1-8966
-----------------------------------------------------------------

                              SJW Corp.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

     California                               77-0066628
-----------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer
 incorporation or organization)           Identification No.)

     374 West Santa Clara Street, San Jose, CA            95196
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of November 12, 2002 and as of the date of this report are 3,045,147.

                PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  SJW CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   AND COMPREHENSIVE INCOME
                         (UNAUDITED)
        (In thousands, except share and per share data)

                          THREE MONTHS ENDED   NINE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30
                            2002       2001      2002      2001
                         ---------------------------------------
OPERATING REVENUE        $46,153     44,182   $112,567   104,791
OPERATING EXPENSES:
  Operation:
    Purchased water       12,868     11,625     29,174    26,593
    Power                  2,308      2,196      5,496     4,971
    Pump taxes             6,691      7,165     15,405    16,145
    Other operating
      expenses             6,603      5,474     18,821    16,777
  Maintenance              1,836      1,830      5,811     5,218
  Property taxes and other
    nonincome taxes        1,015      1,111      3,192     3,272
  Depreciation and
    amortization           3,504      3,319     10,507     9,928
  Income taxes             3,931      3,515      7,672     6,013
                         ---------------------------------------
Total operating
  expenses                38,756     36,235     96,078    88,917
                         ---------------------------------------
OPERATING INCOME           7,397      7,947     16,489    15,874

Other income                 158        166        579       530
Dividend income              308        307        924       920
Interest expense and
  other                   (2,087)    (2,025)    (6,476)   (6,081)
                         ---------------------------------------
NET INCOME               $ 5,776      6,395    $11,516    11,243
                         =======================================


Other comprehensive
  income (loss):
    Unrealized gain
     (loss)on investment     363      1,485       (242)        -
    Income taxes related
     to other comprehensive
     income (loss)         ( 149)      (609)        99         -
                         ---------------------------------------
Other comprehensive
  income (loss), net         214        876       (143)        -
                         ---------------------------------------
COMPREHENSIVE INCOME     $ 5,990      7,271    $11,373    11,243
                         =======================================
BASIC EARNINGS PER SHARE $  1.90       2.10    $  3.78      3.69
                         =======================================
COMPREHENSIVE INCOME
  PER SHARE              $  1.97       2.39    $  3.73      3.69
                         =======================================
DIVIDENDS PER SHARE      $  0.69       0.65    $  2.07      1.92
                         =======================================
WEIGHTED AVERAGE
  SHARE OUTSTANDING    3,045,147  3,045,147  3,045,147 3,045,147


See Accompanying Notes to Condensed Consolidated Financial
Statements.


                     SJW CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED)
                          (In thousands)
                                     SEPTEMBER 30   DECEMBER 31
ASSETS                                   2002           2001
---------------------------------------------------------------
UTILITY PLANT                          $539,447      $507,227
Less accumulated depreciation
  and amortization                      159,675       149,721
                                      -----------------------
  Net utility plant                     379,772       357,506
NONUTILITY PROPERTY                      11,940        11,666
Less accumulated depreciation             1,533         1,357
                                       ----------------------
  Net nonutility plant                   10,407        10,309
CURRENT ASSETS:
  Cash and equivalents                      638         5,021
  Accounts receivable and accrued
    utility revenue                      23,033        14,098
  Prepaid expenses and other              1,893         1,308
                                       ----------------------
  Total current assets                   25,564        20,427
OTHER ASSETS:
  Investment in California Water
    Service Group                        28,082        28,324
  Investment in joint venture             1,173         1,199
  Unamortized debt issuance and
    reacquisition costs                   3,535         3,658
  Goodwill                                1,744         1,744
  Regulatory assets                       5,642         5,567
  Other                                   3,572         2,283
                                       ----------------------
  Total other assets                     43,748        42,775
                                       ----------------------
                                       $459,491      $431,017
                                       ======================
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                         $  9,516       $  9,516
  Additional paid-in capital             12,357         12,357
  Retained earnings                     127,628        122,415
  Accumulated other comprehensive
    income                                4,922          5,066
                                       -----------------------
  Shareholders' equity                  154,423        149,354
  Long-term debt                        110,000        110,000
                                       -----------------------
  Total capitalization                  264,423        259,354
CURRENT LIABILITIES:
  Line of credit                         10,050         11,500
  Accrued pump taxes and
    purchased water                       6,713          3,091
  Accounts payable                        5,638            422
  Accrued interest                        2,124          3,136
  Accrued taxes                           4,574          1,182
  Other current liabilities               6,318          4,828
                                       -----------------------
  Total current liabilities              35,417         24,159
DEFERRED INCOME TAXES AND CREDITS        27,026         26,706
ADVANCES FOR AND CONTRIBUTIONS IN
  AID OF CONSTRUCTION                   125,253        114,519
OTHER NONCURRENT LIABILITIES              7,372          6,279
                                       -----------------------
                                       $459,491       $431,017
                                       =======================

See Accompanying Notes to Condensed Consolidated Financial
Statements.


                      SJW CORP. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                         (In thousands)
                                            NINE MONTHS ENDED
                                              SEPTEMBER 30
                                            2002      2001
-----------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                              $11,516   $11,243
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization        10,507     9,928
      Deferred income taxes and credits       320     2,040
      Changes in operating assets
        and liabilities:
      Accounts receivable and accrued
        utility revenue                    (8,935)   (8,582)
      Prepaid expenses and other             (585)     (267)
      Accounts payable and other current
        liabilities                         6,706     2,336
      Accrued pump taxes and purchased
        water                               3,622     3,763
      Accrued taxes                         3,392     5,769
      Accrued interest                     (1,012)     (732)
      Other changes, net                      354      (470)
                                           -----------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                               25,885    25,028
                                           -----------------
INVESTING ACTIVITIES:
  Additions to utility plant              (33,299)  (39,701)
  Additions to nonutility property           (335)     (249)
  Cost to retire utility plant, net
    of salvage                               (672)     (479)
  Investment in affiliate                      (8)      179
                                          ------------------
NET CASH USED IN INVESTING ACTIVITIES     (34,314)  (40,250)
                                          ------------------


FINANCING ACTIVITIES:
  Borrowings from line of credit,
    net of repayments                     (1,450)   (11,200)
  Dividends paid                          (6,303)    (5,847)
  Advances and contributions in
    aid of construction                   12,987     14,794
  Refunds of advances                     (1,188)    (1,210)
  Proceeds from issuance of long-term
    debt                                       -     20,000
                                         ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES  4,046     16,537
                                         ------------------
NET CHANGE IN CASH AND EQUIVALENTS       $(4,383)   $ 1,315
                                         ------------------
CASH AND EQUIVALENTS, BEGINNING OF
  PERIOD                                   5,021        783
                                         ------------------
CASH AND EQUIVALENTS, END OF PERIOD      $   638    $ 2,098
                                         ==================

Cash paid during period for:
  Interest                               $ 6,754    $ 6,686
  Income taxes                             4,700          -


See Accompanying Notes to Condensed Consolidated Financial
Statements.


                    SJW CORP. AND SUBSIDIARIES
      Notes to Condensed Consolidated Financial Statements
                        September 30, 2002


Note 1.  General
----------------

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.'s
2001 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share are not shown.

SJW Corp. and its subsidiaries operate predominantly in one reportable business segment providing water utility services. Nonutility revenue, assets and net income do not have a material effect on the corporation's financial condition and results of operation.

Note 2.  Long-Term Incentive Plan
--------------------------------

At the 2002 Annual Meeting of Shareholders of SJW Corp. held on April 18, 2002, the shareholders approved the adoption of the Long-Term Incentive Plan (Incentive Plan) under which 300,000 shares of common stock will initially be reserved for issuance. The Incentive Plan will allow SJW Corp. to provide key employees, including officers, the opportunity to acquire a meaningful equity interest in the corporation as an incentive for them to remain employed by SJW Corp. and its subsidiaries. In no event may any one participant in the Incentive Plan receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 100,000 shares of the common stock. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. As of September 30, 2002, no award has been granted under the Incentive Plan.

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


                              Nine months        Nine months
                          ended September 30 ended September 30
Dollars in thousands             2002                2001
----------------------------------------------------------------

Reported net income            $11,516             $11,243
Add: Goodwill
     amortization, net of tax        -                  42
                               ---------------------------
Adjusted net income            $11,516             $11,285
                               ===========================

Basic earnings per share,
    as reported                  $3.78               $3.69
Basic earnings per share,
    adjusted                     $3.78               $3.71


Note 4.  Impact of Recent Accounting Pronouncements
---------------------------------------------------

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SJW Corp. does not anticipate that the adoption of SFAS No. 145 will have a material effect on SJW Corp.'s financial condition and results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, a plant closing, or other exit or disposal activities. The provisions of this statement are effective for exit and disposal activities that are initiated by a company after December 31, 2002. SJW Corp. does not anticipate that the adoption of SFAS No. 146 will have a material effect on SJW Corp.'s financial condition and results of operations.


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

     Recognition of balancing account

The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its consolidated financial statements. Had the balancing account under-collection been recognized in San Jose Water Company's financial statements, San Jose Water Company's earnings would be increased by the amount of balancing account revenue under-collected. At September 30, 2002, the balancing account had a net under-collected balance of $562,000.

     Accrued unbilled revenue

San Jose Water Company reads its customer's meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenues from the meter reading date to the end of the accounting period are estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and the company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in operating revenue being adjusted in the period that the revision to our estimates is determined.

     Recognition of regulatory assets and liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgments that it is probable that these costs will be recoverable in the future revenue of the company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in future ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes.

Liquidity and Capital Resources:
-------------------------------

The water utility business is highly seasonal in nature. Customer consumption demand during summer months could significantly exceed that of winter months. Operating revenue, accounts receivable and unbilled revenue increase as customer consumption increases. The higher accounts receivable balance as of September 30, 2002 in comparison to December 31, 2001 was due to the seasonal increase of revenue during summer months. Historically, San Jose Water Company's write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Accounts payable and current liabilities increase during the summer months due to increased water production volume to meet higher customer demand and timing of payment of certain expenses. Please refer to "Sources of Capital" for further discussion.

Starting in 1997, San Jose Water Company began a four-phased Infrastructure Study establishing a systematic approach to replace its utility facilities. Phase IV was completed in July of 2002. Phase I and II of the Infrastructure Study analyzed the company's pipes and mains. Phase III and IV examined all other utility facilities. The Infrastructure Study will be used as a guide for future capital improvement programs, and serve as the master plan for the company's replacement program for the next 20 years.

San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. San Jose Water Company expects to incur approximately $140,000,000, exclusive of customer contributions and advances, in capital expenditures over the next five years. The company's actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

A substantial portion of San Jose Water Company's distribution system was constructed during the period from 1945 to 1980. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. In most cases, replacement cost will significantly exceed the original installation cost of the retired assets due to increases in the costs of goods and services.

As of September 30, 2002, SJW Corp. has invested $287,000 in
Crystal Choice Water Service LLC for its 75% share of capital investment. The capital is invested primarily in rental equipment used by the LLC in its rental operation.

Sources of Capital:
------------------

San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company has outstanding $110,000,000 of unsecured senior notes as of September 30, 2002. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of September 30, 2002, San Jose Water Company's funded debt was 46.5% of total capitalization and the net income for preceding twelve months was 437% of interest charges.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At September 30, 2002, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $19,950,000. Cost of borrowing averaged 4.10% for the first nine months of 2002.


Results of Operations:
---------------------

Overview

SJW Corp.'s consolidated net income for the third quarter of 2002 was $5,776,000, a decrease of $619,000 or 10% from $6,395,000 in the third quarter of 2001. Nine months earnings was $11,516,000, an increase of $273,000 or 2% from $11,243,000 for the same period in 2001.

Operating Revenue
-----------------

                        Three months ended    Nine months ended
Consolidated Operating     September 30         September 30
Revenue (in thousands)    2002        2001     2002       2001
----------------------------------------------------------------

San Jose Water Company   $45,660   $43,778   $110,720   $103,365
SJW Land Company             308       333      1,328      1,273
Crystal Choice
  Water Service              185        71        519        153
                        ------------------   -------------------
                         $46,153   $44,182   $112,567   $104,791
                        ==================   ===================

Quarterly operating revenue was $46,153,000, or 4% increase over the $44,182,000 for the same quarter in 2001 due to two rate increases in the period from January through July 2002. The change in consolidated operating revenue from the same period in 2001 was due to the following factors:




                         Three months ended   Nine months ended
Consolidated Operating Sept 30, 2002 vs 2001 Sept 30, 2002 vs 2001
Revenue (in thousands)   Increase/(decrease) Increase/(decrease)
-----------------------------------------------------------------
Utility:
  Consumption changes    $  192       -         $(842)      (1%)
  New customers increase     71       -            71         -
  Rate increases          1,619      4%         8,126        8%
  Parking and rental        (25)      -            55         -
  Crystal Choice Water
    Service                 114       -           366         -
                         --------------------------------------
                         $1,971      4%        $7,776        7%
                         ======================================

Operating Expenses
------------------

Consolidated Operating
Expense Excluding          Three months ended   Nine months ended
Income Taxes                  September 30        September 30
(in thousands)               2002      2001       2002     2001
-----------------------------------------------------------------
San Jose Water Company     $34,209   $32,248    $86,654  $80,440
SJW Land Company               147       156        501      455
Crystal Choice Water Service   231       152        775      539
SJW Corp.                      238       164        476    1,470
                           -------------------------------------
                           $34,825   $32,720    $88,406  $82,904
                           =====================================

The change in consolidated operating expense, excluding income taxes, from the same period in 2001 was due to the following:




Consolidated Operating  Three months ended    Nine months ended
Expense Excluding         September 30          September 30
Income Taxes              2002 vs 2001          2002 vs 2001
(in thousands)          Increase/(decrease)   Increase/(decrease)
----------------------------------------------------------------
Production costs:
  Increased surface
    water supply          $ (258)     -        $ (91)      -
  Increase (decrease) in
    usage and new customers  473     1%         (422)      -
  Pump tax and purchased
    water price increase     352     1%        1,844       2%
  Energy price increase      314     1%        1,035       1%
                           ------------------------------------
  Total production costs     881     3%        2,366       3%

Other operating expense    1,129     3%        2,044       2%
Maintenance                    6      -          593       1%
Property taxes and other
  nonincome taxes            (96)     -          (80)      -
Depreciation and
  amortization               185      -          579       1%
                          -------------------------------------
                          $2,105    6%        $5,502       7%
                          =====================================

For the three months ended September 30, 2002, the increase in production costs was primarily due to an increase in Santa Clara Valley Water District (SCVWD) water production rates (pump tax and purchased water) in July 2002, energy costs increase and a slightly higher customer demand. For the nine months ended September 30, 2002, the increase in production costs was primarily due to similar reasons as explained above. Water production, however, was slightly below the nine months reporting period in 2001, but was consistent with changes in customer consumption. Additional energy costs were also incurred due to the scheduled maintenance of a SCVWD treatment plant, altering the company's distribution mix and optimal pumping pattern for 2002.

San Jose Water Company's water supply is obtained from wells, surface run-off and diversion and by purchases from the SCVWD. Surface water supply is the least expensive source of water and the availability of a slightly higher surface water supply reduced water production costs in the third quarter of 2002.



The change in San Jose Water Company's source of supply mix was as follows:
                      Three months ended       Nine months ended
                        2002 vs. 2001           2002 vs. 2001
                       Increase/(decrease)    Increase/(decrease)
                      ------------------------------------------
                                   (Million gallons)
Purchased water           986       6%          1,033       2%
Ground water             (657)     (4%)        (1,494)     (3%)
Surface water             196       1%             46       -
Reclaimed water            22       -               7       -
                       ----------------------------------------
                          547       3%           (408)     (1%)
                       ========================================

The changes in the source of supply mix were consistent with the changes in the water production costs.

The increase in other operating expenses, excluding income taxes and production costs for the third quarter of 2002 in comparison to the third quarter of 2001, was due to increases in pension cost accruals as a result of a decline in market value of retirement trust assets, depreciation expense on added utility plant, additional professional fees, higher liability insurance, increase in medical and workers' compensation insurance costs and an increase in salaries and wages in accordance with bargaining unit wage escalation and additional new hires after the termination of the proposed merger of SJW Corp. with American Water Works Company, Inc. (American Water) on March 1, 2001.

Operating expense increased for the nine months ended September 30, 2002 in comparison to the same period, for the similar reasons explained above. However, the operating expense increase was partially offset by approximately $900,000 of administration and compensation costs incurred, in the first quarter of 2001, in conjunction with the above-mentioned merger effort.

Income tax expense increased $416,000, or 12%, in comparison to the third quarter of 2001 due to higher earnings in 2002 and the tax benefits associated with certain merger related expenses in 2001. The effective income tax rates for the third quarter of 2002 and 2001 approximated 40% and 35%, respectively.

Interest expense increased $62,000, or 3%, due to issuance of Series F senior notes in September 2001, partially offset by lower short term borrowing in the quarter ended September 30, 2002.



Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful.
Average usage per metered customer for the third quarter increased slightly while average usage per metered customer for the nine months of 2002 decreased 1% from the same period in 2001.

The change in other comprehensive income was primarily due to the changes in market value of investment in California Water Service Group. Other comprehensive income was $214,000 for the three months ended September 30, 2002. However, there was an other comprehensive loss for the nine months ended September 30, 2002 of $143,000.

Factors That May Affect Future Results

Medical insurance cost increased 15% in 2002. In 2002, pension accruals increased $1,270,000 on an annual basis primarily due to the decline in valuation of the retirement plan portfolio in 2001. Market conditions, not changes in operating risk or loss experience, was the sole reason for the average liability insurance cost increase of 49% in 2002 after adjustments in self-insured retentions. Medical, liability and pension expenses are expected to continue to have similar increases in 2003.

To the extent that San Jose Water Company has to pump water during peak periods to satisfy customer demand when imported water is not available, higher energy cost will be incurred. Currently, the CPUC has no established procedure for water utilities to recover the additional costs incurred due to such unanticipated changes in water supply mix. There can be no assurance that such costs will be recovered in full or in part.

On October 8, 2002, SJW Land Company, a wholly owned subsidiary of SJW Corp., entered into an agreement with the Santa Clara Valley Water District (SCVWD) whereby SJW Land Company will sell to the SCVWD the San Tomas station, a nonutility property, at a contract price of $5,400,000. The contract calls for a closing date of October 31, 2002 with two sixty-day extensions, which expire in February of 2003. When executed, the sale of the nonutility property will have a positive financial impact on SJW Corp.'s earnings.

In January, 2002 SJW Land Company entered into an Agreement for Possession and Use with the Valley Transportation Agency (VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the Company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. VTA has not filed a complaint and SJW Land Company continues to negotiate in good faith with VTA over the fair market value. This transaction will be booked and is expected to result in an increase to net income, if and when the compensation issue is settled or a final court order is rendered.

Water Supply & Energy Resources
-------------------------------

Groundwater in 2002 remained comparable to the 30-year normal level. On November 7, 2002, the SCVWD's ten reservoirs were 29.2% full with 49,490 acre-feet of water in storage. The rainfall in the winter of 2002 was slightly below average. San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year. Surface water is a less costly source of water and its availability significantly impacts the results of operations.

The pumps and motors at San Jose Water Company's groundwater production facilities are propelled by electrical power. Over the last few years, San Jose Water Company has installed standby power generators at eighteen of its strategic water production sites. In addition, the commercial office and operations control centers are equipped with standby generators that allow critical distribution and customer service operations to continue during a power outage. The SCVWD informed San Jose Water Company that its filter plants, which deliver imported water to the San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period by pumping water with its standby generators and by using the imported water from SCVWD.

San Jose Water Company withdrew its energy provider's real-time pricing (RTP) program effective May, 2002. Benefits associated with pricing electricity on an hourly basis under the RTP experimental schedule were no longer available in the energy shortage environment in California. Utilizing its computer system, San Jose Water Company continues to pump efficiently during on-peak, partial-peak and off-peak hours under conventional time of use schedules. However, with the loss of the once less expensive RTP pricing schedule and the change in pumping mix due to the scheduled maintenance of the SCVWD treatment plant, San Jose Water Company faces uncertainty in containing its energy costs.

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

Regulatory Affairs
------------------

Almost all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The company's most recent rate decision, approved in April 2001, authorized a return on common equity in 2001, 2002 and 2003 of 9.95%. This is within the range of recent rates of return authorized by the CPUC for water utilities. San Jose Water Company received a 3% step rate increase on January 1, 2002, and a 1% rate increase on July 1, 2002 to offset increases charged to the company by SCVWD for purchased water and pump tax that became effective July 1, 2002.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account is to be kept for all expense items for which revenue offsets have been authorized. A separate balancing account must be maintained for each offset expense item (i.e., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At September 30, 2002, the balancing account had a net under-collected balance of $562,000, of which $373,000 was accrued prior to November 29, 2001.

On November 29, 2001, the CPUC issued Resolution W-4294 (Resolution) implementing significant changes in the long-established offset rate increase and balancing account procedures of water utilities, which could have a significant impact on the risk profile of the industry. Specifically, the Resolution provides that (1) the CPUC will open an Order Instituting Rulemaking (OIR) to evaluate existing balancing account and offset rate practices and policies, (2) all water companies with existing balancing accounts shall, effective as of the date of the Resolution, suspend such balancing accounts pending the outcome of the OIR, and (3) water utilities can request future offset rate increases provided they pass a pro-forma summary of earnings test.

On August 29, 2002, the CPUC issued a draft OIR decision proposing revisions to the procedures for recovery of balancing account balances existing prior to November 29, 2001. Pursuant to the draft decision, utilities may recover the balancing account balances accrued prior to November 29, 2001 if a utility is within its rate case cycle and is not over earning as measured on a pro-forma basis. However, if the utility is over earning, the utility's recovery of the balancing account balances will be reduced by the amount of the over earning. At this time, it is unclear how the CPUC would implement these requirements and whether San Jose Water Company's ability to recover all of the balancing account balance of $373,000 accrued prior to November 29, 2001 will be impacted. The draft decision has yet to be scheduled for CPUC consideration. Furthermore, it is uncertain how any future CPUC regulation dealing with balancing account balances accrued after November 29, 2001 ($189,000) will affect San Jose Water Company's ability to collect the balancing account under-collection and to receive future offset rate relief.

On September 30, 2002 Governor Davis signed the interim rate bill (AB 2838), sponsored by the California water utility industry, into law. The bill allows for the implementation of interim water rates in general rate cases when the CPUC fails to establish new rates in accordance with the established rate case schedule. The interim rates would be based on a water company's existing rates increased for the amount of inflation since the last approved rate adjustment. The bill also allows for a revenue true-up from the time of the implementation of the interim rates to the time of the CPUC's ultimate decision in the rate case. In principal, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases. The bill goes into effect on January 1, 2003.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

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

Item 4.  CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2002 which is within 90 days of the filing date of this report, SJW Corp.'s Chief Executive Officer and Chief Financial Officer have concluded that SJW Corp.'s disclosure controls and procedures (as defined in Rules 13a-
        14(c) and 15d-14(c)under the Securities Exchange Act of 1934 ("Exchange Act")) are effective to ensure that information required to be disclosed by SJW Corp. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    (b) Changes in internal controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.





                      PART II. OTHER INFORMATION
                      --------------------------

Item 5.  OTHER INFORMATION

On October 24, 2002, the Board of Directors declared the regular quarterly dividend of $.69 per common share. The dividend will be paid December 1, 2002 to shareholders of record as of the close of business on November 5, 2002.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K.

          See Exhibit Index located immediately following the Certifications of this document which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 2002.

     (b)  Reports on Form 8-K
          No reports on Form 8-K have been filed during the quarter ended September 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SJW Corp.


    Date:  November 13, 2002       By /s/ Angela Yip
                                   -----------------
                                   Angela Yip
                                   Chief Financial Officer
                                   and Treasurer


    Date:  November 13, 2002      By /s/ W. Richard Roth
                                   ----------------------
                                   W. Richard Roth
                                   President
                                   and Chief Executive Officer




                           CERTIFICATION

I, W. Richard Roth, President and Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of SJW
Corp. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002      --------------------------------
                               W. Richard Roth
                               President and
                               Chief Executive Officer



                           CERTIFICATION


I, Angela Yip, Chief Financial Officer and Treasurer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of SJW
Corp. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002     --------------------------------
                               Angela Yip
                               Chief Financial Officer
                               and Treasurer





                           EXHIBIT INDEX
                           -------------

Located in
  Exhibit
Sequentially
No.                      Description                  Numbered
Copy
----------------------------------------------------------------

99.1    Certification by President and Chief Executive         30
        Officer.

99.2    Certification by Chief Financial Officer and           31
        Treasurer.



                                                   Exhibit 99.1



                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350
                        AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SJW Corp. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Richard Roth, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ W. Richard Roth
---------------------
W. RICHARD ROTH
President and Chief Executive Officer
November 13, 2002


                                                   Exhibit 99.2


                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SJW, Corp. (the "Company") on Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Angela Yip, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Angela Yip
------------------
ANGELA YIP
Chief Financial Officer and Treasurer
November 13, 2002


	24.