Form 10-K
period 2002-12-31
SJW CORP
filed 2003-03-07
CIK 766829

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

                   For the fiscal year ended December 31, 2002

                                       or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [_]

         The aggregate market value of the common stock held by non-affiliates of the registrant on June 28, 2002 was $165,232,386.

         Shares of common stock outstanding on March 7, 2003 -- 3,045,147.


                       Documents Incorporated by Reference

         Portions  of  the   Registrant's   Proxy  Statement   relating  to  the
Registrant's 2003 Annual Meeting of Shareholders, to be held on April 29, 2003, are incorporated by reference into Part III of this Form 10-K where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  EXHIBIT INDEX
           The Exhibit Index to this Form 10-K is located in Part IV,
                            Item 15 of this document.


                                TABLE OF CONTENTS

                                                                                              Page
                                                                                             -----
                                           PART I
Forward-Looking Statements ...............................................................     2
Item 1.  Business ........................................................................     2
     a.  General Development of Business .................................................     2
     b.  Financial Information About Industry Segments ...................................     3
     c.  Narrative Description of Business ...............................................     4
         General .........................................................................     4
         Water Supply ....................................................................     4
         Franchises ......................................................................     5
         Seasonal Factors ................................................................     5
         Competition and Condemnation ....................................................     5
         Environmental Matters ...........................................................     6
         Employees .......................................................................     6
     d.  Financial Information About Foreign and Domestic Operations and Export Sales ....     8
Item 2.  Properties ......................................................................     8
Item 3.  Legal Proceedings ...............................................................     8
Item 4.  Submission of Matters to a Vote of Security Holders .............................     8

                                          PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ...........     9
     a.  Market Information ..............................................................     9
     b.  Holders .........................................................................     9
     c.  Dividends .......................................................................     9
Item 6.  Selected Financial Data .........................................................    10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ......................................................................    11
Item 7a. Quantitative and Qualitative Disclosures About Market Risk ......................    22
Item 8.  Financial Statements and Supplementary Data .....................................    23
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial            38
         Disclosure

                                           PART III
Item 10. Directors and Executive Officers of the Registrant ..............................    38
Item 11. Executive Compensation ..........................................................    38
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters .............................................................    38
Item 13. Certain Relationships and Related Transactions ..................................    38

                                           PART IV
Item 14. Controls and Procedures .........................................................    39
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................    39
Exhibit Index ............................................................................    40
Signatures ...............................................................................    42
Certifications ...........................................................................    44

                                     PART I

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including "expect", "estimate", "anticipate" and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled "Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission ("SEC"), specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time.

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

         San Jose Water Company, a wholly owned subsidiary, with headquarters at 374 West Santa Clara Street, San Jose, California 95196, was originally incorporated under the laws of the State of California in 1866. The company was later reorganized and reincorporated as the San Jose Water Works. San Jose Water Works was reincorporated in 1985 as San Jose Water Company, with SJW Corp. as the parent holding company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com.

         SJW Land Company, a wholly owned subsidiary, was incorporated in 1985. SJW Land Company owns and operates parking facilities which are located adjacent to San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings and other undeveloped land in the San Jose Metropolitan area, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

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

         Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which revenue offsets have been authorized (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At December 31, 2002, the balancing account had a net under-collected balance of $262,000.

         On September 30, 2002, Governor Davis signed the California Assembly Bill 2838 into law. The bill allows for the implementation of interim water rates in general rate cases when the CPUC fails to establish new rates in accordance with the established rate case schedule. The interim rates would be based on a water company's existing rates increased for the amount of inflation since the last approved rate adjustment. The bill also allows for revenue true-up from the time of the implementation of the interim rates to the time of the CPUC's ultimate decision in the rate case. In principle, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases. The bill was codified as Public Utilities Code Section 455.2 and became effective on January 1, 2003.

         Please also see the heading "Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(b) Financial Information About Industry Segments

         SJW Corp. is a holding company with three subsidiaries: San Jose Water Company (SJWC), a water utility operation with both regulated and non-regulated business, SJW Land Company (SJW Land), which operates parking facilities and commercial building rentals, and Crystal Choice Water Service (CCWS), a water conditioning and purification equipment sale and rental business. The tables below set forth information relating to SJW Corp.'s operating segments. Included in the amounts set forth, certain assets, revenue and expenses have been allocated. The total assets are net of accumulated depreciation.

                                                  Year Ended December 31, 2002
                                                         (in thousands)
                                 --------------------------------------------------------------
                                                  SJW                                    SJW
                                     SJWC        Land         CCWS         Corp.        Corp.
                                 -----------   --------   ------------   ---------   ----------
   Operating revenue .........    $143,092       1,860          700           --      145,652
   Net income (loss) .........      13,295         674         (350)*        613       14,232
   Total assets ..............     414,381      18,168          780       19,894      453,223

                                                  Year Ended December 31, 2001
                                                         (in thousands)
                                 --------------------------------------------------------------
                                                  SJW                                    SJW
                                     SJWC        Land         CCWS         Corp.        Corp.
                                 -----------   --------   ------------   ---------   ----------
   Operating revenue .........    $134,047       1,752          284           --      136,083
   Net income (loss) .........      12,721         680         (483)*      1,099       14,017
   Total assets ..............     388,750      13,306          707       28,254      431,017

                                                Year Ended December 31, 2000
                                                       (in thousands)
                                 --------------------------------------------------------------
                                                  SJW                                    SJW
                                     SJWC        Land         CCWS         Corp.        Corp.
                                 -----------   --------   ------------   ---------   ----------
   Operating revenue .........    $121,339       1,818          --            --      123,157
   Net income (loss) .........      12,837         698          --        (2,870)      10,665
   Total assets ..............     348,754      12,959          --        30,217      391,930

------------
* Before income taxes and minority interest.

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

         San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations, billings and cash remittances.

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

         The operating results from the water business fluctuates according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in San Jose Water Company's service area. Revenue, production costs and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher use, warm weather summer months and lowest in the cool winter months.

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

         The pumps and motors at San Jose Water Company's groundwater production facilities are propelled by electric power. Over the last few years, San Jose Water Company has installed standby power generators at 18 of its strategic water production sites. In addition, the commercial office and operations control centers are equipped with standby generators that allow critical distribution and customer service operations to continue during a power outage. The SCVWD has informed San Jose Water Company that its filter plants, which deliver purchased water to San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period by pumping water with its standby generators and by using the purchased water from SCVWD.

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

         Groundwater in 2002 remained comparable to the 30-year normal level. On January 23, 2003, the SCVWD's ten reservoirs were 55.3% full with 93,663 acre-feet of water in storage. The rainfall from

July 2002 to January 2003 was about average. The water supply outlook for 2003 is encouraging with early projections for delivery of California and Federal contract water to the SCVWD at above average quantities for the season to date. San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year.

         Rainfall at San Jose Water Company's Lake Elsman was measured at 30.36 inches for the season from July 1 through December 31, 2002, which is above the five-year average.

         While the water supply outlook for 2003 is good, California faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. Please also see further discussion at "Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

         In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with the Valley Transportation Agency (VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed, the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. As of January 29, 2003, VTA has not filed a complaint and SJW Land Company continues to negotiate in good faith with VTA over the fair market value. This transaction will be booked and is expected to result in an increase to net income, if and when the compensation issue is settled or a final court order is rendered.

     Environmental Matters

         San Jose Water Company maintains procedures to produce potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, San Jose Water Company is subject to environmental regulation by various other governmental authorities.

         In December 1998,  the United States  Environmental  Protection  Agency
(EPA) established more stringent surface water treatment performance standards and new drinking water standards for disinfection byproducts. San Jose Water Company is in compliance with both regulations, which became effective January 1, 2002.

         In January 2001, EPA finalized new regulations revising the primary maximum contaminant level (MCL) for arsenic from 50 parts per billion (ppb) down to 10 ppb. San Jose Water Company has monitored its water supply sources for arsenic and is in compliance with the new regulations, which will become effective in 2006.

         Other state and local environmental regulations apply to San Jose Water Company's operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials. San Jose Water Company is currently in compliance with state and local regulations governing hazardous materials, point and non-point source discharges, and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Employees

         As of December 31, 2002, San Jose Water Company had 301 employees, of whom 77 were executive, administrative or supervisory personnel, and of whom 224 were members of unions. San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the years 2001 through 2003. Both groups are affiliated with the AFL-CIO.

Executive Officers of the Registrant


           Name              Age                        Offices and Experience
-------------------------   -----   --------------------------------------------------------------
W.R. Roth ...............    50     SJW Corp. -- President and Chief Executive Officer of the
                                    Corporation. Prior to becoming Chief Executive Officer in
                                    1999, he was President from October 1996, Vice President
                                    from April 1992 until October 1996 and Chief Financial
                                    Officer since October 1996. Mr. Roth has served as a director of SJW Corp., San Jose Water Company and SJW Land
                                    Company since 1994.

R.J. Balocco ............    53     San Jose Water Company -- Vice President, Corporate
                                    Communications. Prior to becoming Vice President,
                                    Corporate Communications in 1995, he was Vice President,
                                    Administration from April 1992. Mr. Balocco has been
                                    with San Jose Water Company since 1982.

G.J. Belhumeur ..........    57     San Jose Water Company -- Vice President, Operations.
                                    Prior to becoming Vice President, Operations in 1996, he was
                                    Operations and Maintenance Manager. Mr. Belhumeur has
                                    been with San Jose Water Company since 1970.

D. Drysdale .............    47     San Jose Water Company -- Vice President, Information
                                    Services. Prior to becoming Vice President, Information
                                    Services in 1999, he was Director of Information Services
                                    from 1998 and Data Processing Manager since 1994. Mr.
                                    Drysdale has been with San Jose Water Company since 1992.

J. Johansson ............    57     San Jose Water Company -- Vice President, Human
                                    Resources. Prior to becoming Vice President, Human
                                    Resources in 1999, he was Director of Human Resources
                                    from 1998. Prior to 1998 he was Personnel Manager.
                                    Mr. Johansson has been with San Jose Water Company
                                    since 1976.

R.J. Pardini ............    57     San Jose Water Company -- Vice President, Chief Engineer.
                                    Prior to becoming Vice President, Chief Engineer in 1996,
                                    he was Chief Engineer. Mr. Pardini has been with San Jose
                                    Water Company since 1987.

A. Yip ..................    49     SJW Corp. -- Chief Financial Officer and Treasurer since
                                    October 1996, and Vice President, Finance of San Jose Water
                                    Company as of January 1999. Prior to Vice President,
                                    Finance, Ms. Yip served as Chief Financial Officer and
                                    Treasurer from October 1994 until December 1999. Ms. Yip
                                    has been with San Jose Water Company since 1986.

R.S. Yoo ................    52     San Jose Water Company -- Vice President, Water Quality.
                                    Prior to April 1996, he served as Water Quality Manager. Mr.
                                    Yoo has been with San Jose Water Company since 1985.

R.A. Loehr ..............    56     SJW Corp. and San Jose Water Company -- Secretary. He
                                    has served as Secretary since March 1, 1998 and has
                                    been with San Jose Water Company since 1987, and serves as its attorney.

V.K. Wong ...............    33     San Jose Water Company -- Controller. He has been with
                                    San Jose Water Company since December 16, 2002. He
                                    served as the Director of Finance for Golden State Warriors from October 1998 until October 2002 and prior to October
                                    1998, Mr. Wong was a senior auditor for KPMG LLP.

(d) Financial  Information  About  Foreign  and  Domestic  Operations and Export
    Sales

         Substantially, all of SJW Corp.'s revenue and expense are derived from operations located in the County of Santa Clara in the State of California.

         SJW Corp. maintains a website with the address http://www.sjwater.com. The information contained on this website is not a part of, or incorporating it by reference into, this report. SJW Corp.'s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports are made available free of charge through SJW Corp.'s website, as soon as reasonably practicable after it electronically files such material with, or furnish such material to, the Securities and Exchange Commission.

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

         San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 264 million gallons per day and the present capacity for taking purchased water is approximately 174 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 25 million gallons per day. During 2002, a maximum and average of 216 million gallons and 138 million gallons of water per day, respectively, were delivered to the system.

         San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor clouds or defects in title which do not materially affect their use.

         SJW Land Company owns approximately seven acres of property adjacent to San Jose Water Company's general office facilities, approximately five undeveloped acres of land and commercial properties in the San Jose metropolitan area. The majority of the land adjacent to San Jose Water Company is used as surface parking facilities and generates approximately 54% of SJW Land Company's revenue. Under a ten-year lease expiring January 1, 2010, San Jose Water Company leased half of the office space of SJW Land Company's 1265 South Bascom Avenue building as its engineering headquarters. Approximately 26% of SJW Land Company's revenue is generated from this commercial building. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara, L.P., a real estate limited partnership that owns and operates an office building.

Item 3. Legal Proceedings

         Please see the heading "Competition and Condemnation" under Item 1, "Business" for potential eminent domain complaint.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

     Exchange

         SJW Corp.'s common stock is traded on the American Stock Exchange under the symbol "SJW".

     High and Low Sales Prices

         The information required by this item as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 2002 and 2001 fiscal years is contained in the section captioned "Market Price Range of Stock" in the tables set forth in Note 14 of "Notes to Consolidated Financial Statements" in
Part II, Item 8.

(b) Holders

         There were 732 record holders of SJW Corp.'s common stock on December 31, 2002.

(c) Dividends

         Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 237 consecutive quarters and the quarterly rate has been increased during each of the last 35 years. The information required by this item as to the cash dividends paid on common stock in 2002 and 2001 is contained in the section captioned "Dividends per share" in the tables set forth in Note 14 of "Notes to Consolidated Financial Statements" in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Item 6. Selected Financial Data

                          FIVE YEAR STATISTICAL REVIEW

                           SJW CORP. AND SUBSIDIARIES

                                                              2002          2001         2000         1999        1998
                                                         -------------- ------------ ------------ ----------- -----------
Consolidated Results of Operations (in thousands)
Operating revenue ......................................   $  145,652      136,083      123,157     117,001     106,010
Operating expense:
 Operation .............................................       89,137       84,156       76,622      69,264      57,454
 Maintenance ...........................................        7,866        7,090        6,881       6,638       6,909
 Taxes .................................................       14,078       11,770       11,496      12,713      13,206
 Depreciation and amortization .........................       14,013       13,240       11,847      10,235       9,594
                                                           ----------      -------      -------     -------     -------
   Total operating expense .............................      125,094      116,256      106,846      98,850      87,163
                                                           ----------      -------      -------     -------     -------
Operating income .......................................       20,558       19,827       16,311      18,151      18,847
Interest expense, other income and deductions ..........        6,326        5,810        5,646       2,267       2,829
                                                           ----------      -------      -------     -------     -------
Net income .............................................       14,232       14,017       10,665      15,884      16,018
Dividends paid .........................................        8,405        7,834        7,491       7,379       7,419
                                                           ----------      -------      -------     -------     -------
Invested in the business ...............................   $    5,827        6,183        3,174       8,505       8,599
                                                           ==========      =======      =======     =======     =======
Consolidated Per Share Data
Net income .............................................   $     4.67         4.60         3.50        5.20        5.05
Dividends paid .........................................   $     2.76         2.57         2.46        2.40        2.34
Shareholders' equity at year-end .......................   $    50.41        49.05        47.40       47.25       45.19

Consolidated Balance Sheet (in thousands)
Utility plant and intangible assets ....................   $  541,919      507,227      462,892     432,262     403,227
Less accumulated depreciation and amortization .........      161,576      149,721      139,396     129,828     122,809
                                                           ----------      --------     --------    --------    --------
   Net utility plant ...................................      380,343      357,506      323,496     302,434     280,418
                                                           ----------      --------     --------    --------    --------
Nonutility property ....................................       10,487       10,309        9,979      10,133      11,360
Total assets ...........................................      453,223      431,017      391,930     372,427     359,380
Capitalization:
 Shareholders' equity ..................................      153,499      149,354      144,325     143,894     143,149
 Long-term debt ........................................      110,000      110,000       90,000      90,000      90,000
                                                           ----------      --------     --------    --------    --------
   Total capitalization ................................   $  263,499      259,354      234,325     233,894     233,149
                                                           ==========      ========     ========    ========    ========
Other Statistics -- San Jose Water Company
Customers at year-end ..................................      219,400      219,000      218,500     217,200     215,300
Average revenue per customer ...........................   $   652.79       612.78       556.99      534.98      489.40
Investment in utility plant per customer ...............   $    2,470        2,316        2,118       1,990       1,873
Miles of main at year-end ..............................        2,422        2,419        2,419       2,409       2,403
Water production (million gallons) .....................       52,068       52,122       52,021      51,166      48,140
Maximum daily production (million gallons) .............          216          199          217         207         218
Population served (estimate) ...........................      989,000      988,000      985,000     979,000     971,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business:

         SJW Corp. is a holding company with three subsidiaries.

         San Jose Water Company, a wholly owned subsidiary, is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area.

         SJW Land Company, a wholly owned subsidiary, owns and operates a 750-space surface parking facility adjacent to the company's headquarters and the HP Pavilion. SJW Land also owns commercial buildings and other undeveloped land in the San Jose Metropolitan area, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

         Crystal Choice Water Service LLC, a 75% owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning and purification equipment.

         SJW Corp. also owns 1,099,952 shares of California Water Service Group.

Critical Accounting Policies:

         SJW Corp. has identified accounting policies below as the policies critical to the business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues and expenses. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on the company's business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect the company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of "Notes to Consolidated Financial Statements". The company's critical accounting policies are as follows:

     Balancing Account

         The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. Had the balancing account under-collection been recognized in San Jose Water Company's financial statements, San Jose Water Company's earnings would have been increased by the amount of balancing account under-collection. As of December 31, 2002, the balancing account had a net under-collected balance of $262,000. Please also see "Factors That May Affect Future Results".

     Accrued Unbilled Revenue

         San Jose Water Company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenues from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and the company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in operating revenue being adjusted in the period that the revision to the Company's estimates is determined. As of December 31, 2002 and 2001, accrued unbilled revenue was $6,605,000 and $7,000,000, respectively.

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

     Income Taxes

         SJW Corp. estimates its federal and state income taxes as part of the process of preparing the financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. In the event that actual results differ from these estimates, the provision for income taxes could be materially impacted.

     Pension Accounting

         San Jose Water Company offers a defined benefit plan, Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increase received by the employees, mortality, turnover and medical costs. See assumptions and disclosures detailed in Note 11 of "Notes to Consolidated Financial Statements".

         San Jose Water Company, through its Retirement Plan Administrative Committee managed by the representatives from the unions and management establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of December 31, 2002, the plan assets consist of 30% bonds, 10% cash and 60% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. The company uses an expected rate of return on plan assets of 8% in its actuarial computation that is below the company's annualized actual rate of return of 10.5% measured from 1984 through 2002. The distributions of assets are conservative and are less affected by market volatility. Furthermore, foreign assets are not included in the investment profile and thus a risk related to foreign exchange fluctuation is eliminated.

         The market values of the plan assets are marked to market at the measurement date. The investment trust assets suffered significant unrealized market losses in the last two years. Significant unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes. Market losses in 2001 increased expense by approximately $700,000 in 2002.

         The San Jose Water Company utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with outstanding amount of $1 million or more in determining the discount rate used in calculating the liabilities at the measurement date. For the year ending December 31, 2002, the composite discount rate used was 6.75%.

Results of Operations:

         SJW Corp.'s consolidated net income for twelve months ending December 31, 2002 was $14,232,000, an increase of $215,000 or 2% from $14,017,000 for the same period in 2001.


                        Consolidated Operating Revenue

                                                  2002         2001        2000
                                              -----------   ---------   ----------
                                                         (in thousands)
     San Jose Water Company ...............    $143,092      134,047     121,339
     SJW Land Company .....................       1,860        1,752       1,818
     Crystal Choice Water Service .........         700          284          --
                                               --------      -------     -------
                                               $145,652      136,083     123,157
                                               ========      =======     =======

         Consolidated operating revenue for 2002 increased by $9,569,000 or 7% over 2001 mainly due to two rate increases in the period from January through July 2002. This resulted from San Jose Water Company's latest general rate case application and an offset rate increase for production costs adjustments in July 2002. SJW Land Company's parking revenue increased slightly and is largely due to the level of events and activities at the HP Pavilion which is located adjacent to its parking facility. Crystal Choice Water Service's revenue increased $416,000 or 146% over 2001 due to improved marketing strategy.

         Consolidated operating revenue for 2001 increased $12,926,000 or 10% over 2000 mainly due to rate increases from San Jose Water Company's general rate case application in April 2001 and an offset rate increase for production costs adjustments in July 2001.

         The change in consolidated operating revenue was due to the following factors:


                                                2002 vs 2001            2001 vs 2000
                                             Increase/(decrease)    Increase/(decrease)
                                            ---------------------   --------------------
                                                           (in thousands)
Utility:
   Consumption changes ..................     $  (198)       --      $ 1,088         1%
   New customers increase ...............          89        --          721        --
   Rate increases .......................       9,154         7%      10,899         9%
   Parking and rental ...................         108        --          (66)       --
   Crystal Choice Water Service .........         416        --          284        --
                                              -------        --      -------        --
                                              $ 9,569         7%     $12,926        10%
                                              =======        ==      =======        ==

         Pursuant to a CPUC authorized regulatory adjustment on previously capitalized interest on utility plant under construction, San Jose Water Company refunded $531,000 and $541,000 in 2002 and 2001 respectively, of revenue to customers which was accrued in 2000.

         The following table represents revenues by customer group of San Jose Water Company:


                            Revenue by Customer Group

                                                 2002         2001        2000
                                               --------      -------     -------
                                                         (in thousands)
     Residential and Business ..............   $130,784      122,345     111,032
     Industrial ............................      1,060        1,017       1,123
     Public Authorities ....................      8,174        7,827       6,861
     Other metered and non-metered .........      3,074        2,858       2,323
                                               --------      -------     -------
                                               $143,092      134,047     121,339
                                               ========      =======     =======

               Consolidated Operating Expense Before Income Taxes

                                                 2002         2001        2000
                                               --------      -------     -------
                                                        (in thousands)
     San Jose Water Company ...............    $112,929      105,767     94,174
     SJW Land Company .....................         797          742        713
     Crystal Choice Water Service .........       1,052          778         --
     SJW Corp. ............................         658        1,578      4,550
                                               --------      -------     ------
                                               $115,436      108,865     99,437
                                               ========      =======     ======

         The change in consolidated operating expense, excluding income taxes, was due to the following:


                                                    2002 vs 2001              2001 vs 2000
                                                 Increase/(decrease)      Increase/(decrease)
                                                ---------------------   ------------------------
                                                                 (in thousands)
Production costs:
   (Increased)/decreased surface water supply .   $  (250)       --      $  2,111         2%
   Usage and new customers ....................      (382)       --         1,028         1%
   Pump tax and purchased water price increase      1,910         1%        3,796         4%
   Energy price increase ......................       344        --         3,456         3%
                                                  -------        --      --------         -
   Total production costs .....................     1,622         1%       10,391        10%
Other operating expense .......................     3,359         3%       (2,857)       (3)%
Maintenance ...................................       776         1%          209        --
Property taxes and other nonincome taxes ......        41        --           292        --
Depreciation and amortization .................       773         1%        1,393         2%
                                                  -------        --      --------        ----
                                                  $ 6,571         6%     $  9,428         9%
                                                  =======        ==      ========        ====

         The increase in production costs was primarily due to an increase in Santa Clara Valley Water District (SCVWD) water production rates (pump tax and purchased water) in July 2002, and energy cost increases. Water production, however, was similar to 2001, and was consistent with the changes in customer consumption. Additional energy costs were also incurred due to the scheduled maintenance of a SCVWD treatment plant, altering the company's distribution mix and optimal pumping pattern for 2002.

         San Jose Water Company's water supply is obtained from wells, surface run-off and diversion and by purchases from the SCVWD. Surface water supply is the least expensive source of water and the availability of a slightly higher surface water supply reduced water production costs in 2002. During the year, San Jose Water Company purchased more imported water than pumped water, which became more expensive as a result of an increase in energy costs.

         Consolidated operating expense in 2002, excluding income taxes and production costs, increased $4,949,000 compared to 2001. The increases included $1,273,000 in pension costs primarily as a result of the decline in the market value of retirement trust assets, $1,308,000 in salaries and wages in accordance with bargaining unit wage escalation and new hires, $598,000 in additional professional fees and $723,000 in insurance costs. Depreciation increased $773,000 due to higher investment in utility plants.

         Consolidated operating expense in 2001, excluding income taxes, increased $9,428,000, or 9%, in comparison with 2000 due primarily to reduced surface water supply, the SCVWD production cost (pump tax and purchased water) price increases in July 2001, and the energy provider's power cost increases. Power cost increased 90% in 2001 over 2000 due primarily to the energy provider's price increases in January and March of 2001. San Jose Water Company received a corresponding rate increase associated with the water production and energy cost increases effective in July 2001. Additional energy costs were also incurred due to the scheduled maintenance of a SCVWD treatment plant which altered the company's distribution mix and optimal pumping pattern. Increases in operation and maintenance expenses for the year ended 2001 were more than offset by the reduction in the merger-related costs incurred in the year ended 2000 and the regulatory adjustment authorized by the CPUC. The merger-related costs were incurred in conjunction with the proposed merger of SJW Corp. with American Water Works Company, Inc. The proposed merger was terminated on March 1, 2001. Depreciation expense increased due to additions to the utility assets.


                                Sources of Supply

                                   2002       2001        2000
                                 --------   --------   ---------
                                        (million gallons)
     Purchased water .........    30,566     27,833     27,494
     Ground water ............    18,430     21,368     19,788
     Surface water ...........     2,661      2,515      4,381
     Reclaimed water .........       411        406        358
                                  ------     ------     ------
                                  52,068     52,122     52,021
                                  ======     ======     ======

         Water production in 2002 decreased 54 million gallons from 2001. During 2002, San Jose Water Company purchased more imported water to substitute for pumped water which became more expensive as a result of an increase in energy costs. Water production in 2001 increased 101 million gallons over 2000. The changes are consistent with the related operating expenses.

Income Tax Expense:

         Income tax expense increased $2,267,000, or 31%, in comparison to 2001 due to tax benefits associated with certain merger related expenses in 2001.

         The effective consolidated income tax rates for 2002, 2001 and 2000 were 40%, 35% and 41%, respectively. The 2001 effective tax rate was below the rates for the prior years due to tax benefits associated with certain merger-related expenses. Refer to Note 5 of "Notes to Consolidated Financial Statements" for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

Other Income and Expense:

         Interest expense increased $1,066,000, or 16%, due to issuance of Series F senior notes in September 2001, partially offset by lower short term borrowing in 2002. SJW Corp.'s weighted average cost of long-term debt, including amortization of debt issuance costs, was 7.9% for the years ended December 31, 2002 and 2001, and 8.0% for the year ended December 31, 2000.

         The 2002 dividend income increased $6,000, over 2001 due to a $.005 per share increase in the California Water Service Group annual dividend.

         Other comprehensive loss in 2002 was $1,682,000 which included an adjustment of $1,363,000 on the decline in the market value of investment in California Water Service Group, and an increase of $319,000 in minimum pension liability of the pension plans primarily due to the decline in market value of the retirement trust assets.

Liquidity and Capital Resources:

         San Jose Water Company's budgeted capital expenditures for 2003, exclusive of capital expenditures financed by customer contributions and advances, are as follows:


                                               Budgeted Capital
                                                 Expenditures
                                                     2003
                                             --------------------
                                                (in thousands)
       Water treatment ..................... $ 1,585          5%
       Reservoirs and tanks ................   3,968         14%
       Pump stations and equipment .........   2,732         10%
       Distribution system .................  17,297         60%
       Equipment and other .................   3,085         11%
                                             -------         --
                                             $28,667        100%
                                             =======        ===

         The  2003  capital   expenditures   budget  is   concentrated  in  main
replacements. Approximately $13,000,000 will be spent to replace San Jose Water Company's aging mains.

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

         San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. San Jose Water Company expects to incur approximately $155,000,000, exclusive of customer contributions and advances, in capital expenditures over the next five years. The company's actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, and actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

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

         In 2002, SJW Corp. invested $287,000 in Crystal Choice Water Service LLC related to its 75% share of capital investment. The capital is invested primarily in rental equipment used by Crystal Choice Water Service LLC in its rental operation.

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

Sources of Capital:

         San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

         San Jose Water Company has outstanding $110,000,000 of unsecured senior notes as of December 31, 2002. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66 2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of December 31, 2002, San Jose Water Company's funded debt was 41.8% of total capitalization and the net income available for interest charges was 444% of interest charges.

         San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity.

         In 2002, the Department of Water Resources approved San Jose Water Company's application for an approximately $2,500,000 Safe Drinking Water State Revolving Fund twenty-year loan at an interest rate of approximately 2.39%. Funds in the above amount will be received for the retrofit of San Jose Water Company's water treatment plant. San Jose Water Company will request the funding in 2003 as soon as all the loan documentation and contract requirements are met.

         SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At December 31, 2002, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $18,550,000. Cost of borrowing averaged 3.10% for the twelve months of 2002. The line of credit expires on August 1, 2003.

         SJW Corp.'s contractual obligation and combined commitments as of December 31, 2002 are as follows:

                                                          Contractual Obligations
                                                           (dollars in thousands)
                                                                   Due in
                                               ----------------------------------------------
                                                              Less than      1-5       After
                                                  Total         1 year      Years     5 Years
                                               -----------   -----------   -------   --------
Long-Term Debt .............................    $110,000         --          --      110,000
                                                --------         --          --      -------
Total Contractual Cash Obligations .........    $110,000         --          --      110,000
                                                ========         ==          ==      =======


                                                    Other Commercial Commitments
                                                       (dollars in thousands)
                                                               Due in
                                         --------------------------------------------------
                                          Total Amounts     Less than      1-3       Over
                                            Committed         1 year      Years     3 Years
                                         ---------------   -----------   -------   --------
Line of Credit .......................       $30,000         30,000        --         --
                                             -------         ------        --         --
Total Commercial Commitments .........       $30,000         30,000        --         --
                                             =======         ======        ==         ==

         In addition, San Jose Water Company purchases water from Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 19,300 million gallons ($24,900,000) of water, from SCVWD in the contract year ending June 30, 2003.

Off Balance Sheet Arrangement:

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

Related Party Transactions:

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

Factors That May Affect Future Results:

         The business of SJW Corp. and its subsidiaries may be adversely affected by new and changing legislation, policies and regulations.

         New legislation and changes in existing legislation by federal, state and local governments and administrative agencies can affect the operations of SJW Corp. and its subsidiaries. San Jose Water Company is regulated by the California Public Utilities Commission (CPUC). Almost all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenues sufficient to recover operating expenses and produce a reasonable return on common equity. San Jose Water Company files and processes general rate applications with the CPUC on a periodic basis. The most recent rate decision relating to San Jose Water Company, approved in April 2001, authorized a return on common equity in 2001, 2002 and 2003 of 9.95%. We believe this is within the range of recent rates of return authorized by the CPUC for water utilities. Pursuant to this rate decision, San Jose Water Company received a 3% rate increase effective January 1, 2003. San Jose Water Company will file a rate application in 2003 for rates scheduled to become effective in 2004, 2005 and 2006. Although the company believes that the rates currently in effect provide it with a reasonable rate of return, there is no guarantee such rates will be sufficient to provide a reasonable rate of return in the future. There is no guarantee that the company's future rate filings will be able to obtain a satisfactory rate of return in a timely manner.

         In addition, San Jose Water Company relies on policies and regulations promulgated by the CPUC in order to, for example, recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset its production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in non-regulated operations. If the CPUC implements policies and regulations that do not allow San Jose Water Company to accomplish some or all of the items listed above, San Jose Water Company's operating results may be adversely affected.

         Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be kept for each expense item for which revenue offsets have been authorized (i.e., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. On November 29, 2001, the CPUC issued Resolution W-4294 (Resolution) implementing significant changes in the long-established offset rate increase and balancing account recovery procedures applicable to water utilities. These changes could have a significant impact on the risk profile of the water industry.

         As required by the Resolution, in December 2001, the Commission opened an Order Instituting Rulemaking (OIR) to evaluate existing balancing account and offset rate practices and policies. On December 17, 2002, the CPUC issued an interim OIR decision addressing the procedures for recovery of balancing accounts existing prior to November 29, 2001. Pursuant to the decision, utilities may recover the balancing account balances accrued prior to November 29, 2001 if the utility is not over-earning as measured on a pro-forma basis. The utilities are required to file a request for such recovery before March 17, 2003. At this time, it is unclear whether San Jose Water Company's ability to recover all of the balancing account balance of $373,000 accrued prior to November 29, 2001 will be impacted. Furthermore, it is uncertain how any future CPUC regulation dealing with balancing account balances accrued after November 29, 2001 will affect San Jose Water Company's ability to collect this balance or to receive future offset rate relief. For the period from November 29, 2001 to December 31, 2002, the balancing account accumulated an over-collection of $111,000 to be refunded to the customers.

         Changes in water supply, water supply costs or the mix of water supply could adversely affect the operating results and business of San Jose Water Company.

         San Jose Water Company's supply of water primarily relies upon three main sources: water purchased from the Santa Clara Valley Water District (SCVWD), surface water from its Santa Cruz Mountain Watershed, and pumped underground water. Changes and variations in quantities from each of these three sources affects the overall mix of the water supply, therefore affecting the cost of water supply. Surface water is the least costly source of water. If there is an adverse change to the mix of water supply and San Jose Water Company is not allowed to recover the additional or increased water supply costs, its operating results may be adversely affected.

         The SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from the SCVWD due to availability and legal restrictions, it may not be able to satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company's Santa Cruz Mountain Watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6-8% of the total water supply of the system. In a dry season with little rainfall, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water and thus increasing water production costs.

         In addition, San Jose Water Company's ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing the water production costs and adversely affecting the operating results of San Jose Water Company.

         Because the extraction of water from the groundwater basin and the operation of the water distribution system requires a significant amount of energy, increases in energy prices could increase operating expenses of San Jose Water Company.

         San Jose Water Company continues to utilize Pacific Gas & Electric's time of use rate schedules to minimize its overall energy costs primarily for groundwater pumping. During the winter months, typically 90% or more of the groundwater is produced during off-peak hours when electrical energy is the cheapest. Optimization and energy management efficiency is achieved through the implementation of Supervisory Control And Data Acquisition (SCADA) software applications that control pumps run based on demand and cost of energy. In the aftermath of the attempt to deregulate the California energy market, energy costs still remain in flux, with resulting uncertainty in the Company's ability to contain energy costs into the future.

         Fluctuations   in  customer   demand  for  water  due  to  seasonality,
restrictions of use, weather and lifestyle can adversely affect operating results.

         San Jose Water Company operations are seasonal. Thus, results of operations for one quarter do not indicate results to be expected in next quarter. Rainfall and other weather conditions also affect the operations of San Jose Water Company. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues.

         A contamination event or other decline in source water quality could affect the water supply of San Jose Water Company and therefore adversely affect the business and operating results.

         San Jose Water Company is subject to certain water quality risks relating to environmental regulations. Through water quality compliance programs, San Jose Water Company continually monitors for contamination and pollution of its sources of water. In the event of a contamination, San Jose Water Company will likely have to procure water from more costly sources and increase future capital expenditures. Although the costs would likely be recovered in the form of higher rates, there can be no assurance that CPUC would approve a rate increase to recover the costs.

         San Jose Water Company is subject to litigation risks concerning water quality and contamination.

         Although San Jose Water Company has not been and is not a party to any environmental and product-related lawsuits, it believes such lawsuits against other water utilities have increased in frequency in recent years. If San Jose Water Company is subject to an environmental or product-related lawsuit, it might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. In addition, if current California law regarding CPUC's preemptive jurisdiction over regulated public utilities for claims about compliance with Department of Health Services (DHS) and Environmental Protection Agency (EPA) water quality standards changes, the legal exposure of San Jose Water Company may be significantly increased.

         Changes of or more stringent environmental regulations could increase San Jose Water Company's operating costs and affect its business.

         San Jose Water Company's operations are subject to water quality and pollution control regulations issued by the EPA, the DHS and the California Regional Water Quality Control Board. It is also subject to environmental laws and regulations administered by other state and local regulatory agencies.

         Stringent environmental and water quality regulations could increase San Jose Water Company's water quality compliance costs, hamper San Jose Water Company's available water supplies, and increase future capital expenditure.

         Under the federal Safe Drinking Water Act (SDWA), San Jose Water Company is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels (MCLs) for drinking water. San Jose Water Company is currently in compliance with all of the 87 primary MCLs promulgated to date. There can be no assurance that San Jose Water Company will be able to continue to comply with all water quality requirements.

         San Jose Water Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing MCLs and plan for compliance with future drinking water regulations. However, the EPA and DHS have continuing authority to issue additional regulations under the SDWA. It is possible that new or more stringent environmental standards could be imposed that will raise San Jose Water Company's operating costs. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection byproducts. San Jose Water Company continues to seek to establish mechanisms for recovery of government-mandated environmental compliance costs. There are currently limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

         Costs associated with security precautions may have an adverse effect on the operating results of San Jose Water Company.

         Water utility companies have generally been on a heightened state of alert since the threats to the nation's health and security in the fall of 2001. San Jose Water Company has taken steps to increase security at its water utility facilities and continues to implement a comprehensive security upgrade program for production and storage facilities, pump stations and company buildings. San Jose Water Company also coordinates security and planning information with SCVWD, other Bay Area water utilities and various governmental and law enforcement agencies.

         San Jose Water Company is in the final stage of completing a system-wide vulnerability assessment in compliance with federal regulations imposed on all water utilities. This assessment is required to be completed by March 31, 2003. San Jose Water Company has also actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the EPA.

         San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the CPUC will approve a rate increase to recover such costs, and as a result, the Company's operating results and business may be adversely affected.

         Other factors that could adversely affect the operating results of SJW Corp. and its subsidiaries include the following:

         * The level of labor and non-labor operating and maintenance expenses as affected by inflationary forces and collective bargaining power could adversely affect the operating and maintenance expenses of SJW Corp.

         * The City of Cupertino's lease operation could be adversely affected by capital requirements, the ability of San Jose Water Company to raise rates through the Cupertino City Council, and the level of operating and maintenance expenses.

         * The wide acceptance of recycled water as substitute to potable water and the ability of San Jose Water Company to retain its legal right to serve its customers recycled water would impact its sales, revenue and operating results.

         * SJW Land Company's expenses and operating results also could be adversely affected by the parking lot activities, the HP Pavilion at San Jose events, ongoing local, state and federal land use development activities and regulations, future economic conditions, and the development and fluctuations in the sale of the undeveloped properties.

     Other trends and development

         * Pension accruals increased $1,273,000 in 2002 primarily due to the decline in valuation of the retirement plan portfolio. Market conditions, not changes in operating risk or loss experience, was the sole reason for the average liability insurance cost increase of 30% in 2002 after adjustments in self-insured retentions. Medical, liability and pension expenses are expected to continue to have similar increases in 2003.

     Nonregulated Operations

         On October 8, 2002, SJW Land Company, a wholly owned subsidiary of SJW Corp., entered into an agreement with the Santa Clara Valley Water District (SCVWD) whereby SJW Land Company will sell to the SCVWD the San Tomas station, a nonutility property, at a contract price of $5,400,000. The transaction is expected to be completed in March 2003. The sale is expected to result in a gain of approximately $3,163, net of income tax expense of $2,198, which is to be included in 2003. The company will reinvest the proceeds in other commercial properties.

         In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with the Valley Transportation Agency (VTA) whereby SJW Land Company granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed, the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. As of January 29, 2003, VTA has not filed a complaint and SJW Land Company continues to negotiate in good faith with VTA over the fair market value. This transaction will be recognized and is expected to result in an increase to net income, if and when the compensation issue is settled or a final court order is rendered.

     Impact of Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which applies to legal obligations that are associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SJW Corp. does not anticipate that the adoption of SFAS No. 143 will have a material effect on SJW Corp.'s financial condition and results of operations.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, a plant closing, or other exit or disposal activities. The provisions of this statement are effective for exit and disposal activities that are initiated by a company after December 31, 2002. SJW Corp. does not anticipate that the adoption of SFAS No. 146 will have a material effect on SJW Corp.'s financial condition and results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". This statement amends FASB No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions to require prominent disclosures pertaining to the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 is effective for SJW Corp. for December 31, 2002. Since SJW Corp. has not granted any stock options under its plan, the adoption of SFAS No. 148 will not have a material effect on SJW Corp.'s financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data


                          Independent Auditors' Report

The Shareholders and Board of Directors
SJW Corp.

         We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                               KPMG LLP

Mountain View, California
January 30, 2003

                          SJW CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                                December 31,
                                                                                                        ----------------------------
                                                                                                          2002                2001
                                                                                                        --------             -------
                                                                                                           (in thousands, except
                                                                                                          share and per share data)
ASSETS
UTILITY PLANT .............................................................................             $534,079             499,386
INTANGIBLE ASSETS .........................................................................                7,840               7,841
                                                                                                        --------             -------
                                                                                                         541,919             507,227
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION ............................................              161,576             149,721
                                                                                                        --------             -------
                                                                                                         380,343             357,506
                                                                                                        --------             -------
NONUTILITY PROPERTY, NET ..................................................................               10,487              10,309
CURRENT ASSETS:
 Cash and equivalents .....................................................................                  324               5,021
 Accounts receivable:
  Customers ...............................................................................                7,309               6,614
  Other ...................................................................................                2,807                 484
 Accrued utility revenue ..................................................................                6,605               7,000
 Materials and supplies, at average cost ..................................................                  499                 458
 Prepaid expenses .........................................................................                1,155                 850
                                                                                                        --------             -------
                                                                                                          18,699              20,427
                                                                                                        --------             -------
OTHER ASSETS:
 Investment in California Water Service Group .............................................               26,014              28,324
 Investment in joint venture ..............................................................                1,144               1,199
 Unamortized debt issuance and reacquisition costs ........................................                3,493               3,658
 Goodwill .................................................................................                1,744               1,744
 Regulatory assets ........................................................................                6,013               5,567
 Other ....................................................................................                5,286               2,283
                                                                                                        --------             -------
                                                                                                          43,694              42,775
                                                                                                        --------             -------
                                                                                                        $453,223             431,017
                                                                                                        ========             =======
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Shareholders' equity:
  Common stock, $3.125 par value; authorized 6,000,000 shares;
    issued 3,045,147 shares ...............................................................             $  9,516               9,516
  Additional paid-in capital ..............................................................               12,357              12,357
  Retained earnings .......................................................................              128,242             122,415
  Accumulated other comprehensive income ..................................................                3,384               5,066
                                                                                                        --------             -------
                                                                                                         153,499             149,354
 Long-term debt ...........................................................................              110,000             110,000
                                                                                                        --------             -------
                                                                                                         263,499             259,354
                                                                                                        --------             -------
CURRENT LIABILITIES:
 Line of credit ...........................................................................               11,450              11,500
 Accrued pump taxes and purchased water ...................................................                3,144               3,091
 Purchased power ..........................................................................                1,219               1,584
 Accounts payable .........................................................................                  381                 422
 Accrued interest .........................................................................                3,244               3,136
 Accrued taxes ............................................................................                  634               1,182
 Refunds due to customers .................................................................                   --                 531
 Other current liabilities ................................................................                3,528               2,713
                                                                                                        --------             -------
                                                                                                          23,600              24,159
                                                                                                        --------             -------
DEFERRED INCOME TAXES .....................................................................               27,670              24,611
UNAMORTIZED INVESTMENT TAX CREDITS ........................................................                2,034               2,095
ADVANCES FOR CONSTRUCTION .................................................................               70,597              64,057
CONTRIBUTIONS IN AID OF CONSTRUCTION ......................................................               56,117              50,462
DEFERRED REVENUE ..........................................................................                1,350               1,387
OTHER NONCURRENT LIABILITIES ..............................................................                8,356               4,892
COMMITMENTS AND CONTINGENCIES .............................................................
                                                                                                        --------             -------
                                                                                                        $453,223             431,017
                                                                                                        ========             =======

          See accompanying Notes to Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               Years ended December 31,
                                                                     --------------------------------------------
                                                                         2002            2001            2000
                                                                     ------------   -------------   -------------
                                                                                (in thousands, except
                                                                              share and per share data)
OPERATING REVENUE ................................................    $  145,652        136,083         123,157
OPERATING EXPENSE:
 Operation:
   Purchased water ...............................................        38,228         33,500          29,709
   Power .........................................................         6,805          7,814           4,121
   Pump taxes ....................................................        18,950         21,047          18,140
   Other .........................................................        25,154         21,795          24,652
 Maintenance .....................................................         7,866          7,090           6,881
 Property taxes and other nonincome taxes ........................         4,420          4,379           4,087
 Depreciation and amortization ...................................        14,013         13,240          11,847
 Income taxes ....................................................         9,658          7,391           7,409
                                                                      ----------      ----------      ----------
                                                                         125,094        116,256         106,846
                                                                      ----------      ----------      ----------
OPERATING INCOME .................................................        20,558         19,827          16,311
OTHER (EXPENSE) INCOME:
 Interest on long-term debt ......................................        (7,803)        (6,737)         (6,434)
 Dividends .......................................................         1,232          1,226           1,210
 Other, net ......................................................           245           (299)           (422)
                                                                      ----------      ----------      ----------
   NET INCOME ....................................................    $   14,232         14,017          10,665
                                                                      ==========      ==========      ==========
OTHER COMPREHENSIVE LOSS:
 Unrealized loss on investment, net of taxes of $947 in 2002, $564
   in 2001, and $1,493 in 2000 ...................................        (1,363)          (811)         (2,150)
 Minimum pension liability adjustment, net of taxes of $220 in
   2002, $236 in 2001, and $407 in 2000 ..........................          (319)          (343)           (593)
                                                                      ----------      ----------      ----------
   Other comprehensive loss ......................................        (1,682)        (1,154)         (2,743)
                                                                      ----------      ----------      ----------
    COMPREHENSIVE INCOME .........................................    $   12,550         12,863           7,922
                                                                      ==========      ==========      ==========
BASIC EARNINGS PER SHARE .........................................    $     4.67           4.60            3.50
                                                                      ==========      ==========      ==========
COMPREHENSIVE INCOME PER SHARE ...................................    $     4.12           4.22            2.60
                                                                      ==========      ==========      ==========
WEIGHTED AVERAGE SHARES OUTSTANDING ..............................     3,045,147      3,045,147       3,045,147
                                                                      ==========      ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      Accumulated
                                                        Additional                       Other             Total
                                            Common        Paid-in       Retained     Comprehensive     Shareholders'
                                             Stock        Capital       Earnings         Income           Equity
                                          ----------   ------------   -----------   ---------------   --------------
                                                                        (in thousands)
BALANCES, DECEMBER 31, 1999 .............  $ 9,516        12,357        113,058           8,963          143,894
 Net income .............................       --            --         10,665              --           10,665
 Other comprehensive loss
   Unrealized loss on investment,
    net of tax effect of $1,493 .........       --            --             --          (2,150)          (2,150)
   Minimum pension liability adjustment,
    net of tax effect of $407 ...........       --            --             --            (593)            (593)
                                                                                                         -------
 Comprehensive income ...................       --            --             --              --            7,922
 Dividends paid .........................       --            --         (7,491)             --           (7,491)
                                           -------        ------        -------          ------          -------
BALANCES, DECEMBER 31, 2000 .............    9,516        12,357        116,232           6,220          144,325
 Net income .............................       --            --         14,017              --           14,017
 Other comprehensive loss
   Unrealized loss on investment,
    net of tax effect of $564 ...........       --            --             --            (811)            (811)
   Minimum pension liability adjustment,
    net of tax effect of $236 ...........       --            --             --            (343)            (343)
                                                                                                         -------
   Comprehensive income .................       --            --             --              --           12,863
   Dividends paid .......................       --            --         (7,834)             --           (7,834)
                                           -------        ------        -------          ------          -------
BALANCES, DECEMBER 31, 2001 .............    9,516        12,357        122,415           5,066          149,354
 Net income .............................       --            --         14,232              --           14,232
 Other comprehensive loss
   Unrealized loss on investment,
    net of tax effect of $947 ...........       --            --             --          (1,363)          (1,363)
   Minimum pension liability adjustment,
    net of tax effect of $220 ...........       --            --             --            (319)            (319)
                                                                                                         -------
 Comprehensive income ...................       --            --             --              --           12,550
 Dividends paid .........................       --            --         (8,405)             --           (8,405)
                                           -------        ------        -------          ------          -------
BALANCES, DECEMBER 31, 2002 .............  $ 9,516        12,357        128,242           3,384          153,499
                                           =======        ======        =======          ======          =======

          See accompanying Notes to Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years ended December 31,
                                                               ---------------------------------------
                                                                   2002          2001          2000
                                                               -----------   -----------   -----------
                                                                           (in thousands)
OPERATING ACTIVITIES:
 Net income ................................................    $  14,232       14,017        10,665
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization ...........................       14,013       13,240        11,847
   Deferred income taxes and credits .......................        2,998        1,993        (1,538)
   Changes in operating assets and liabilities:
    Accounts receivable and accrued utility
      revenue ..............................................       (2,623)        (973)         (545)
    Accounts payable, purchased power and
      other current liabilities ............................          409          789           680
    Accrued employee compensation ..........................           --       (3,024)        2,404
    Refund due to customers ................................         (531)        (541)        1,072
    Accrued pump taxes and purchased water .................           53       (1,538)        1,557
    Accrued taxes ..........................................         (548)         916        (3,583)
    Other changes, net .....................................        1,088          575         1,475
                                                                ---------       ------        ------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       29,091       25,454        24,034
                                                                ---------       ------        ------
INVESTING ACTIVITIES:
 Additions to utility plant ................................      (37,119)     (47,672)      (33,671)
 Cost to retire utility plant, net of salvage ..............       (1,352)      (1,302)         (678)
 Additions to nonutility property ..........................         (477)        (330)          (94)
                                                                ---------      -------       -------
NET CASH USED IN INVESTING ACTIVITIES ......................      (38,948)     (49,304)      (34,443)
                                                                ---------      -------       -------
FINANCING ACTIVITIES:
 Dividends paid ............................................       (8,405)      (7,834)       (7,491)
 Repayment of line of credit ...............................      (50,813)     (61,075)      (11,500)
 Borrowings from line of credit ............................       50,763       61,375        19,400
 Advances and contributions in aid of construction .........       15,242       17,246        12,276
 Refunds of advances for construction ......................       (1,627)      (1,624)       (1,617)
 Proceeds from issuance of long-term debt ..................           --       20,000            --
                                                                ---------      -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................        5,160       28,088        11,068
                                                                ---------      -------       -------
NET CHANGE IN CASH AND EQUIVALENTS .........................       (4,697)       4,238           659
CASH AND EQUIVALENTS, BEGINNING OF YEAR ....................        5,021          783           124
                                                                ---------      -------       -------
CASH AND EQUIVALENTS, END OF YEAR ..........................    $     324        5,021           783
                                                                =========      =======       =======
Cash paid during the year for:
 Interest ..................................................    $   7,782        7,730         7,413
 Income taxes ..............................................    $   8,800        4,188        12,838

          See accompanying Notes to Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2002, 2001, and 2000
                    (Dollars in thousands, except share data)


Note 1. Summary of Significant Accounting Policies

         The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned and majority-owned subsidiaries. Intercompany transactions and balances have been eliminated. A subsidiary in which SJW Corp. has a controlling interest is consolidated in the financial statements with the minority interest included as "other" in the Consolidated Statements of Income and Comprehensive Income and in "other noncurrent liabilities" in the Balance Sheet.

         SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (CPUC) and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 91% of San Jose Water Company's revenue is derived from the sale of water to residential and business customers.

         SJW Land Company owns and operates a 750-space surface parking facility adjacent to the HP Pavilion, commercial properties in San Jose, a 70% limited partnership interest in 444 West Santa Clara Street, L.P., and several undeveloped real estate parcels in San Jose, California.

         Crystal  Choice  Water  Service  LLC,  a  75%  majority-owned   limited
liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning equipment in the metropolitan San Jose area.

     Use of Estimates

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

     Utility Plant

         The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2002, 2001, and 2000 was $603, $617, and $532, respectively. Construction in progress was $5,720, $9,303, and $5,921, at December 31, 2002, 2001, and 2000, respectively.

         Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. For the years 2002, 2001, and 2000 the aggregate provisions for depreciation approximated 3.0%, 2.8%, and 2.7%, respectively, of the beginning of the year depreciable plant. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.

         Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset. In 2000, San Jose Water Company included in its operating expense a regulatory adjustment of $621 of previously capitalized interest on utility plant under construction which was disallowed by the CPUC. The company continually evaluates the recoverability of utility plant by assessing whether the amortization of the balance over the remaining life can be recovered through the expected and undiscounted future cash flows. SJW Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The adoption of SFAS No. 144 did not have a material impact on SJW Corp.'s financial condition and results of operations.

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2002, 2001, and 2000 -- (Continued)
                    (Dollars in thousands, except share data)

     Intangible Assets

         Intangible assets consist of concession fees paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, and other intangibles associated with the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, whichever is shorter, not to exceed 40 years. The company continually evaluates the recoverability of intangible assets by assessing whether the amortization of the balance over the remaining life can be recovered through the expected and undiscounted future cash flows.

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

     Comprehensive Income

         The accumulated balance of other comprehensive income is reported in the equity section of the financial statements and includes the unrealized gain or loss on the California Water Service Group investment, and the net of tax additional minimum pension liability adjustment related to the company sponsored retirement plans.

     Other Assets

         Debt reacquisition costs are amortized over the term of the new debt. Debt issuance costs are amortized over the life of each issue.

         The excess cost over fair market value of net assets acquired is recorded as goodwill and until December 2001, was amortized over the periods estimated to be benefited, not exceeding 40 years. SJW Corp. adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Accordingly, the company no longer amortizes goodwill from business acquisitions.

         Management periodically evaluates the recoverability of goodwill by assessing whether the amortization of the balance over remaining life can be recovered through expected and undiscounted future cash flows to determine if impairment has occurred.

     Income Taxes and Regulatory Assets

         Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the effect of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using enacted tax rates applicable to future years.

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2002, 2001, and 2000 -- (Continued)
                    (Dollars in thousands, except share data)

         To the extent that the tax benefits of the temporary differences have previously been passed through to customers through lower water rates, management anticipates that the payment of the future tax liabilities resulting from the reversal of the temporary differences will be recoverable through rates. Therefore, a regulatory asset has been recorded for the portion of net deferred tax liabilities, which are expected to be recovered through future rates. The temporary differences are primarily related to the differences between federal and state book and tax depreciation on property placed in service before the adoption by the CPUC of full normalization for rate making purposes. Although realization is not assured, management believes it is more likely than not that all of the regulatory asset will be realized.

         To the extent permitted by the CPUC, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.

     Advances for Construction and Contributions in Aid of Construction

         Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 2003 are $1,692.

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

     Revenue and Balancing Account

         Revenue of San Jose Water Company includes amounts billed to customers and unbilled amounts based on estimated usage from the latest meter reading to the end of the year. 2002, 2001, and 2000 operating revenue include $3,257, $2,912, and $2,706 respectively, from the operation of the City of Cupertino municipal water system. 2000 revenue also included a provision of $1,072 for a refund due to customers, out of which $531 and $541 were refunded in 2002 and 2001, respectively. The refund reflected a regulatory adjustment on previously capitalized interest on utility plant under construction that was disallowed by the CPUC.

         The CPUC establishes the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power and pump tax. Since the balances have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until the CPUC authorizes the change in customers' rates.

     Earnings per Share

         Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. SJW Corp. has no dilutive securities, and accordingly, diluted earnings per share is not shown.

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2002, 2001, and 2000 -- (Continued)
                    (Dollars in thousands, except share data)

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

Note 2. Capitalization

         SJW Corp. is authorized to issue 6,000,000 shares of $3.125 par value common stock.

         At December 31, 2002 and 2001, 3,045,147 shares of common stock were deemed issued and outstanding. At December 31, 2002 and 2001, 176,407 shares of $25 par value preferred stock were authorized and unissued.

Note 3. Line Of Credit

         SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $30,000. This line of credit bears interest at variable rates and expires on August 1, 2003. The following table represents borrowings under these bank lines of credits:

                                                         2002          2001         2000
                                                     ------------   ----------   ----------
         Maximum short-term borrowing ............     $ 11,500       26,100       11,200
         Average amount outstanding ..............        7,219       12,650        5,847
         Weighted average interest rate ..........          3.1%         5.3%         7.6%
         Interest rate at December 31 ............          3.3%         3.8%         7.4%
         Balance as of December 31 ...............     $ 11,450       11,500       11,200

Note 4. Long-Term Debt

         Long-term debt as of December 31 was as follows:

Description                         Due Date        2002         2001
--------------------------------   ----------   -----------   ---------
  Senior notes:
  A 8.58% ......................     2022        $  20,000      20,000
  B 7.37% ......................     2024           30,000      30,000
  C 9.45% ......................     2020           10,000      10,000
  D 7.15% ......................     2026           15,000      15,000
  E 6.81% ......................     2028           15,000      15,000
  F 7.20% ......................     2031           20,000      20,000
                                                 ---------      ------
     Total long-term debt ......                 $ 110,000     110,000
                                                 =========     =======

         Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and require interest-only payments until maturity. To minimize issuance costs, all of the company's debt has historically been privately placed. The fair value of long-term debt as of December 31, 2002 and 2001 was approximately $119,032 and $111,282, respectively, using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration.

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2002, 2001, and 2000 -- (Continued)
                    (Dollars in thousands, except share data)

Note 5. Income Taxes

         The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:

                                                                      2002        2001        2000
                                                                   ---------   ---------   ---------
     "Expected" federal income tax .............................    $8,361       7,492       6,326
     Increase (decrease) in taxes
       attributable to:
       State taxes, net of federal income tax benefit ..........     1,373       1,229       1,039
       Dividend received deduction .............................      (302)       (300)       (296)
       Merger related expense deduction ........................        --        (937)         --
       Other items, net ........................................       226         (93)        340
                                                                    ------       -----       -----
                                                                    $9,658       7,391       7,409
                                                                    ======       =====       =====


         The components of income tax expense were:

                                                                     2002        2001        2000
                                                                   ---------   -------   -----------
     Current:
       Federal .................................................    $4,740       3,946       7,070
       State ...................................................     1,986       1,274       2,131
     Deferred:
       Federal .................................................     2,838       1,795      (1,264)
       State ...................................................        94         376        (528)
                                                                    ------       -----      ------
                                                                    $9,658       7,391       7,409
                                                                    ======       =====      ======

         The components of the net deferred tax liability as of December 31 were as follows:

                                                           2002         2001
                                                        ----------   ---------
     Deferred tax assets:
       Advances and contributions ...................    $ 14,121     14,228
       Unamortized investment tax credit ............       1,095      1,128
       Pensions and postretirement benefits .........       2,061      1,265
       California franchise tax .....................         524        708
       Other ........................................         567        700
                                                         --------     ------
     Total deferred tax assets ......................    $ 18,368     18,029

     Deferred tax liabilities:
       Utility plant ................................    $ 33,891     29,701
       Investment ...................................       8,411      9,358
       Debt reacquisition costs .....................       1,041      1,091
       Other ........................................       2,695      2,490
                                                         --------     ------
     Total deferred tax liabilities .................      46,038     42,640
                                                         --------     ------
     Net deferred tax liabilities ...................    $ 27,670     24,611
                                                         ========     ======

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2002, 2001, and 2000 -- (Continued)
                    (Dollars in thousands, except share data)

         Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.

Note 6. Intangible Assets and Goodwill

         Effective January 1, 2002, SJW Corp. adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" regarding goodwill and intangible assets amortization. Intangible assets consist of concession fees paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, and other intangibles of $1,040 primarily incurred in conjunction with the Santa Clara Valley Water District (SCVWD) water contracts related to the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, whichever is shorter, not to exceed 40 years.

         Amortization expense for the intangible assets was $288, $289 and $289 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense for 2003, 2004, 2005, 2006 and 2007 is anticipated to be $288 per year.

         The costs of intangible assets as of December 31, 2002 and 2001 are as follows:


       Dollars in thousands                   2002        2001
       ----------------------------------   ---------   ---------
         Concession fees ................    $6,800      $6,800
         Other intangibles ..............     1,040       1,041
                                             ------      ------
         Intangible Assets ..............    $7,840      $7,841
         Less: Accumulated amortization
             Concession fees ............     1,428       1,156
             Other intangibles ..........       267         251
                                             ------      ------
         Net Intangible Assets ..........    $6,145      $6,434
                                             ======      ======

         The excess cost over fair market value of net assets acquired is recorded as goodwill and until December 2001, was amortized over the periods estimated to be benefited, not exceeding 40 years. Effective January 1, 2002, the company no longer amortizes goodwill from business acquisitions. On a pro-forma basis, if the company had applied SFAS No. 142 during 2001 and 2000, amortization of goodwill would have been as follows:


   Dollars in thousands                                      2002           2001           2000
   ---------------------------------------------------   ------------   ------------   ------------
     Reported net income .............................     $ 14,232       $ 14,017       $ 10,665
     Add: Goodwill amortization, net of tax ..........           --             85             85
                                                           --------       --------       --------
     Adjusted net income .............................     $ 14,232       $ 14,102       $ 10,750
                                                           ========       ========       ========
     Basic earnings per share, as reported ...........     $   4.67       $   4.60       $   3.50
     Basic earnings per share, adjusted ..............     $   4.67       $   4.63       $   3.53

Note 7. Commitments

         San Jose Water Company purchases water from Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 19,300 million gallons ($24,900) of water, from SCVWD in the contract year ending June 30, 2003.

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2002, 2001, and 2000 -- (Continued)
                    (Dollars in thousands, except share data)

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

Note 8. Contingency

         In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with the Valley Transportation Agency (VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed, the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. As of December 31, 2002, VTA has not filed a complaint and SJW Land Company continues to negotiate in good faith with VTA over the fair market value. This transaction is expected to result in an increase in net income, if and when the compensation issue is settled or a final court order is rendered.

Note 9. Joint Venture

         In September 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land Company contributed real property in exchange for a 70% limited partnership interest. The real estate development firm is partially owned by an individual who also serves as a director of SJW Corp. A commercial building was constructed on the partnership property and is leased to an international real estate firm under a twelve-year long-term lease. The partnership is being accounted for under the equity method of accounting. Included in the Consolidated Statements of Income and Comprehensive Income is SJW Land Company's share of the partnership earnings of $147 in 2002, $165 in 2001 and $96 in 2000.

Note 10. Crystal Choice Water Service LLC

         In January 2001, SJW Corp. formed Crystal Choice Water Service LLC, a limited liability company, with Kinetico, Incorporated, a leading water conditioning equipment manufacturer. Crystal Choice Water Service LLC engages in the sale and rental of water conditioning equipment. SJW Corp. owns approximately 75% of the joint venture and has invested $287 and $850 in 2002 and 2001, respectively. The consolidated financial statements of SJW Corp. at December 31, 2002 and 2001 include the operating results of Crystal Choice Water Service LLC. Inter-company balances were eliminated. Minority interest of $87 and $121 was included in other income in the Consolidated Statements of Income and Comprehensive Income at December 31, 2002 and 2001, respectively. Included in other noncurrent liabilities of SJW Corp.'s Balance Sheet is minority interest of $187 and $162 at December 31, 2002 and 2001, respectively.

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2002, 2001, and 2000 -- (Continued)
                    (Dollars in thousands, except share data)

Note 11. Employee Benefit Plans

     Pension Plans

         San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. Company policy is to contribute the net periodic pension cost to the extent it is tax deductible.

         San Jose Water Company has a Supplemental Executive Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $4,583, $5,399, and $9,651 as of December 31, 2002, 2001, and 2000, respectively, and net periodic pension cost of $606, $616, and $1,818, for 2002, 2001, and 2000, respectively.

     Deferral Plan

         San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. Company contributions were $671, $639, and $607, in 2002, 2001, and 2000, respectively.

     Other Postretirement Benefits

         In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. The plan is a flat dollar plan which is unaffected by variations in health care costs.

         Net   periodic   cost  for  the   defined   benefit   plans  and  other
postretirement benefits was:


                                                                    Pension Benefits                         Other Benefits
                                                           -----------------------------------        -----------------------------
                                                            2002           2001          2000         2002         2001         2000
                                                           -------        ------        ------        -----        ----        ----
Weighted-Average
 Assumptions as of Dec. 31 .........................             %             %             %            %           %           %
 Discount rate .....................................          6.75          7.25          7.75         6.75        7.25        7.75
 Expected return on plan assets ....................          8.00          8.00          8.00         8.00        8.00        8.00
 Rate of compensation increase .....................          4.00          4.00          4.00         n.a.        n.a.        n.a.
                                                           -------        ------        ------        -----        ----        ----
Components of Net Periodic Benefit Cost
 Service cost ......................................       $ 1,148           926           950        $  41          40          38
 Interest cost .....................................         2,640         2,421         2,591          118         118         114
 Expected return on assets .........................        (2,659)       (2,940)       (2,834)         (40)        (33)        (31)
 Amortization of transition obligation .............            54             3             3           56          56          56
 Amortization of prior service cost ................           354           258           258           16          16          16
 Recognized actuarial (gain) loss ..................            57          (346)          244         --            (6)        (13)
                                                           -------        ------        ------        -----        ----        ----
 Net periodic benefit cost .........................       $ 1,594           322         1,212        $ 191         191         180
                                                           =======        ======        ======        =====        ====        ====

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2002, 2001, and 2000 -- (Continued)
                    (Dollars in thousands, except share data)

         The  actuarial  present  value of  benefit  obligations  and the funded
status  of  San  Jose  Water   Company's   defined  benefit  pension  and  other
postretirement plans as of December 31 were as follows:

                                                                     Pension Benefits                       Other Benefits
                                                            ----------------------------------      -------------------------------
                                                             2002          2001         2000         2002         2001        2000
                                                            --------      -------      -------      -------      ------      ------
Change in Benefit Obligation
 Benefit obligation at beginning of year ..............     $ 37,021       36,385       26,749      $ 1,709       1,569       1,258
 Service cost .........................................        1,148          926          950           41          40          38
 Interest cost ........................................        2,640        2,421        2,591          118         118         114
 Amendments ...........................................          424        1,275         --           --          --          --
 Actuarial (gain) loss ................................        1,931       (2,019)       7,943           66         101         258
 Benefits paid ........................................       (1,698)      (1,967)      (1,848)        (113)       (119)        (99)
                                                            --------      -------      -------      -------      ------      ------
 Benefit obligation at end of year ....................     $ 41,466       37,021       36,385      $ 1,821       1,709       1,569
                                                            ========      =======      =======      =======      ======      ======
Change in Plan assets
 Fair value of assets at beginning of year ............     $ 34,010       37,422       36,088      $   394         483         439
 Actual return on plan assets .........................       (4,713)      (1,766)       3,016            7          18          22
 Employer contributions ...............................          233          321          166          206        --           101
 Benefits paid ........................................       (1,698)      (1,967)      (1,848)        (100)       (107)        (79)
                                                            --------      -------      -------      -------      ------      ------
 Fair value of assets at end of year ..................     $ 27,832       34,010       37,422      $   507         394         483
                                                            ========      =======      =======      =======      ======      ======
Funded Status
 Plan assets less benefit obligation ..................     $(13,633)      (3,010)       1,038      $(1,313)     (1,315)     (1,086)
 Unrecognized transition obligation ...................          152          206          209          509         565         622
 Unamortized prior service cost .......................        2,270        3,387        2,370           39          54          70
 Unrecognized actuarial (gain) loss ...................        9,388       (1,045)      (4,078)          20         (94)       (235)
                                                            --------      -------      -------      -------      ------      ------
 Accrued benefit cost .................................     $ (1,823)        (462)        (461)     $  (745)       (790)       (629)
                                                            ========      =======      =======      =======      ======      ======

         Amounts recognized on the balance sheet consist of:

                                                                      Pension Benefits                       Other Benefits
                                                            ----------------------------------       ------------------------------
                                                              2002           2001         2000         2002        2001        2000
                                                              ----           ----         ----         ----        ----        ----
Accrued benefit costs ...................................   $ (1,823)        (462)        (461)      $ (745)       (790)       (629)
Additional minimum liability ............................     (4,541)      (2,580)      (1,943)          --          --          --
Intangible asset ........................................      2,423        1,001          943           --          --          --
Accumulated other comprehensive loss ....................      2,118        1,579        1,000           --          --          --
                                                            --------       ------       ------       ------        ----        ----
Net amount Recognized ...................................   $ (1,823)        (462)        (461)      $ (745)       (790)       (629)
                                                            ========       ======       ======       ======        ====        ====

Note 12. Long-Term Incentive Plan

         During 2002, SJW Corp. adopted the Long-Term  Incentive Plan (Incentive
Plan) under which 300,000 shares of common stock will initially be reserved for issuance. The Incentive Plan will allow SJW Corp. to provide key employees, including officers, the opportunity to acquire a meaningful equity interest in the corporation as an incentive for them to remain employed by SJW Corp. and its subsidiaries. In no event may any one participant in the Incentive Plan receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 100,000 shares of the common stock. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. As of December 31, 2002, no award had been granted under the Incentive Plan.

                           SJW CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 2002, 2001, and 2000 -- (Continued)
                    (Dollars in thousands, except share data)

Note 13. Sale of Nonutility Property

         On October 8, 2002, SJW Land Company, a wholly owned subsidiary of SJW Corp., entered into an agreement with the Santa Clara Valley Water District whereby SJW Land Company will sell the San Tomas station, a nonutility property, at a contract price of $5,400. The transaction is expected to be completed in March 2003. The sale is expected to result in a gain of approximately $3,163, net of income tax expense of $2,198, which is to be included in 2003. The company will reinvest the proceeds in other commercial properties.

Note 14. Unaudited Quarterly Financial Data

         Summarized quarterly financial data is as follows:


                                                            2002 Quarter ended
                                           ---------------------------------------------------
                                               March         June       September     December
                                           ------------   ----------   -----------   ---------
Operating revenue ......................     $ 27,718       38,696       46,153       33,085
Operating income .......................        3,372        5,720        7,397        4,069
Net income .............................        1,749        3,991        5,776        2,716
Comprehensive income ...................        1,652        3,731        5,990        1,177
Basic earnings per share ...............         0.57         1.31         1.90         0.89
Comprehensive income per share .........         0.54         1.22         1.97         0.39
Market price range of stock:
   High ................................        89.00        88.20        81.40        83.85
   Low .................................        78.25        77.05        77.00        77.80
Dividends per share ....................         0.69         0.69         0.69         0.69


                                                            2001 Quarter ended
                                           ---------------------------------------------------
                                               March         June       September     December
                                           ------------   ----------   -----------   ---------
Operating revenue ......................    $  24,245       36,364       44,182       31,292
Operating income .......................        2,212        5,715        7,947        3,953
Net income .............................          678        4,170        6,395        2,774
Comprehensive income ...................        1,716        2,255        7,272        1,620
Basic earnings per share ...............         0.22         1.37         2.10         0.91
Comprehensive income per share .........         0.56         0.74         2.39         0.53
Market price range of stock:
   High ................................       106.50        87.00        86.50        91.20
   Low .................................        71.90        79.00        76.50        79.08
Dividends per share ....................        0.615       0.6525       0.6525       0.6525

                                    SJW CORP.

                          FINANCIAL STATEMENT SCHEDULE

                                                                     Schedule II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  Years Ended December 31, 2002, 2001 and 2000



Description                                                                      2002                  2001                  2000
-----------                                                                   ---------              --------              --------
Allowance for doubtful accounts
 Balance, beginning of period ...................................             $ 100,000               100,000               100,000
 Charged to expense .............................................               397,860               214,243               180,480
 Accounts written off ...........................................              (405,030)             (240,096)             (215,570)
 Recoveries of accounts written off .............................                27,170                25,853                35,090
                                                                              ---------              --------              --------
 Balance, end of period .........................................             $ 120,000               100,000               100,000
                                                                              =========              ========              ========
Reserve for self insurance
 Balance, beginning of period ...................................             $ 579,698               661,247               707,025
 Charged to expense .............................................                90,000                40,000                80,000
 Payments .......................................................               (60,406)             (121,549)             (125,778)
                                                                              ---------              --------              --------
 Balance, end of period .........................................             $ 609,292               579,698               661,247
                                                                              =========              ========              ========

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item is contained in part under the caption "Executive Officers of Registrant" in Part I of this report, and the remainder is contained in SJW Corp.'s Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on April 29, 2003 (the "2003 Proxy
Statement") under the captions "Proposal 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

Item 11. Executive Compensation

         The information required by this item is contained in the 2003 Proxy Statement under the captions "Compensation of Directors," "Executive Compensation," "Termination of Employment and Change-in-Control Arrangements," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required by this item is contained in the 2003 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is contained in the 2003 Proxy Statement under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                     PART IV

Item 14.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation within 90 days of the filing date of this report, SJW Corp.'s Chief Executive Officer and Chief Financial Officer have concluded that SJW Corp.'s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)under the Securities Exchange Act of 1934 ("Exchange Act")) are effective to ensure that information required to be disclosed by SJW Corp. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of SJW Corp.'s Chief Executive Officer and Chief Financial Officer.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(1) Financial Statements


                                                                                     Page
                                                                                    -----
Independent Auditors' Report ....................................................    23
Consolidated Balance Sheets as of December 31, 2002 and 2001 ....................    24
Consolidated Statements of Income and Comprehensive Income for the years ended
 December 31, 2002, 2001 and 2000 ...............................................    25
Consolidated Statements of Changes in Shareholders' Equity for the years ended
 December 31, 2002, 2001 and 2000 ...............................................    26
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001
 and 2000 .......................................................................    27
Notes to Consolidated Financial Statements ......................................    28

(2) Financial Statement Schedule

Schedule
Number II
---------
Valuation and Qualifying Accounts and Reserves,
Years ended December 31, 2002, 2001, and 2000 .........   38

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits required to be filed by Item 601 of Regulation S-K

         See Exhibit Index located  immediately  following paragraph (b) of this
Item 15.

         The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated.

                  (b) Report on Form 8-K. There have been no reports filed on Form 8-K during the last quarter of the period covered by this report.

                                  EXHIBIT INDEX


 Exhibit
   No.                                         Description
--------   -----------------------------------------------------------------------------------
2          Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1        Registration Rights Agreement entered into as of December 31, 1992 among SJW
           Corp., Roscoe Moss, Jr. and George E. Moss. Filed as Exhibit 4.1 to Form 8-K
           January 11, 1993. S.E.C. File No. 1-8966.

3          Articles of Incorporation and By-Laws:

3.1        Restated Articles of Incorporation and By-Laws of SJW Corp., defining the rights of holders of the equity securities of SJW Corp. Filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2001.

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

10         Material Contracts:

10.1       Water Supply Contract dated January 27, 1981 between San Jose Water Works and the Santa Clara Valley Water District, as amended. Filed as Exhibit 10.1 to Form
           10-K for the year ended December 31, 2001.
           Executive Compensation Plans and Arrangements:

10.2       Ninth amendment to San Jose Water Company Retirement Plan as amended. Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31,
           1996. S.E.C. File No. 1-8966.

10.3       San Jose Water Company Executive Supplemental Retirement Plan adopted by San
           Jose Water Company Board of Directors. (1)(2)

10.4       First Amendment to San Jose Water Company Executive Supplemental Retirement
           Plan adopted by San Jose Water Company Board of Directors. (1)(2)

10.5       Second Amendment to San Jose Water Company Executive Supplemental
           Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
           an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
           S.E.C. File No. 1-8966. (2)

10.6       Third Amendment to San Jose Water Company Executive Supplemental
           Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
           an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
           S.E.C. File No. 1-8966. (2)

10.7       Fourth Amendment to San Jose Water Company Executive Supplemental
           Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
           an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
           S.E.C. File No. 1-8966. (2)

 Exhibit
   No.                                        Description
--------   ---------------------------------------------------------------------------------
10.8       Fifth Amendment to San Jose Water Company Executive Supplemental Retirement
           Plan adopted by San Jose Water Company Board of Directors. Filed as an Exhibit
           to Annual Report on Form 10-K for the year ended December 31, 1998. S.E.C.
           File No. 1-8966. (2)

10.9       SJW Corp. Executive Severance Plan adopted by SJW Corp. Board of Directors.
           Filed as an Exhibit to Annual Report on Form 10-K for the year ended December
           31, 1998. S.E.C. File No. 1-8966. (2)

10.10      Sixth Amendment to San Jose Water Company's Executive Supplemental
           Retirement Plan. Filed as an Exhibit to 10-Q for the period ending September 30,
           1999. S.E.C. File No. 1-8966. (2)

10.11      Amendment to SJW Corp.'s Executive Severance Plan. Filed as an Exhibit to 10-Q
           for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.12      Resolution for Directors' Retirement Plan adopted by SJW Corp. Board of
           Directors as amended on September 22, 1999. Filed as an Exhibit to 10-Q for the
           period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.13      Resolution for Directors' Retirement Plan adopted by San Jose Water Company's
           Board of Directors as amended on September 22, 1999. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.14      Resolution for Directors' Retirement Plan adopted by SJW Land Company Board of Directors on September 22, 1999. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.15      SJW Corp. Long-Term Incentive Plan, adopted by SJW Corp. Board of Directors
           March 6, 2002. Filed as an Exhibit to Form 10-Q for the period ended June 30,
           2002. (2)

10.16      Seventh Amendment to San Jose Water Company's Executive Supplemental
           Retirement Plan, adopted by San Jose Water Company Board of Directors. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2002. (2)

10.17      Limited Partnership Agreement of 444 West Santa Clara Street, L. P. executed between SJW Land Company and Toeniskoetter & Breeding, Inc. Development.
           Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File
           No. 1-8966.

21         Subsidiaries of the Registrant. (1)

99         Additional Exhibits.

99.1       Certification by President and Chief Executive Officer. (1)

99.2       Certification by Chief Financial Officer and Treasurer. (1)

------------
(1) Filed concurrently herewith.
(2) Management contract or compensatory plan or arrangement.

         In   accordance   with  the   Securities   and  Exchange   Commission's
requirements, SJW Corp. will furnish copies of any exhibit upon payment of 30 cents per page fee.

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

                                                SJW CORP.

Date: January 29, 2003                   By /s/         DREW GIBSON
                                            ----------------------------------
                                                        Drew Gibson,
                                                Chairman, Board of Directors


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 29, 2003                   By /s/        W. RICHARD ROTH
                                            ----------------------------------
                                                     W. Richard Roth,
                                          President, Chief Executive Officer and
                                               Member, Board of Directors


Date: January 29, 2003                   By /s/        ANGELA YIP
                                            ----------------------------------
                                                      Angela Yip,
                                               Chief Financial Officer


Date: January 29, 2003                   By /s/       VICTOR K. WONG
                                            ----------------------------------
                                                      Victor K. Wong,
                                           Controller (Chief Accounting Officer)


Date: January 29, 2003                   By /s/        MARK L. CALI
                                            ----------------------------------
                                                     Mark L. Cali,
                                                Member, Board of Directors


Date: January 29, 2003                   By /s/     J. PHILIP DINAPOLI
                                            ----------------------------------
                                                    J. Philip DiNapoli,
                                                Member, Board of Directors


Date: January 29, 2003                   By /s/        DREW GIBSON
                                            ----------------------------------
                                                       Drew Gibson,
                                                Member, Board of Directors


Date: January 29, 2003                   By /s/       RONALD R. JAMES
                                            ----------------------------------
                                                     Ronald R. James,
                                                Member, Board of Directors


Date: January 29, 2003                   By /s/       GEORGE E. MOSS
                                            ----------------------------------
                                                      George E. Moss,
                                                 Member, Board of Directors

Date: January 29, 2003                   By /s/      ROSCOE MOSS, JR.
                                            ----------------------------------
                                                     Roscoe Moss, Jr.,
                                                Member, Board of Directors


Date: January 29, 2003                   By /s/   CHARLES J.TOENISKOETTER
                                            ----------------------------------
                                                 Charles J. Toeniskoetter,
                                                 Member, Board of Directors


Date: January 29, 2003                   By /s/      FREDERICK ULRICH
                                            ----------------------------------
                                                     Frederick Ulrich,
                                                Member, Board of Directors

                                 CERTIFICATIONS

         I, W. Richard Roth, President and Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of SJW Corp. (the "registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 7, 2003


                                          /s/        W. RICHARD ROTH
                                          -------------------------------------
                                                     W. Richard Roth
                                          President and Chief Executive Officer

         I, Angela Yip, Chief Financial Officer and Treasurer, certify that:

         1. I have reviewed this annual report on Form 10-K of SJW Corp. (the "registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 7, 2003


                                          /s/          ANGELA YIP
                                          -------------------------------------
                                                       Angela Yip
                                          Chief Financial Officer and Treasurer