Form 10-Q
period 2003-03-31
SJW CORP
filed 2003-05-12
CIK 766829

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                        FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         March 31, 2003
----------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x    No   _

Indicate by check mark whether the registrant is an accelerated
filer.    Yes   x    No   _

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of May 1, 2003 are 3,045,147.

                 PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SJW CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME
                          (UNAUDITED)
            (In thousands, except share and per share data)

                                              THREE MONTHS ENDED
                                                    MARCH 31
                                                2003        2002
                                             -------------------
OPERATING REVENUE                            $27,791     $27,718
OPERATING EXPENSE:
 Operation:
  Purchased water                              6,047       5,687
  Power                                          737       1,340
  Pump taxes                                   2,068       3,617
  Other                                        6,762       5,953
 Maintenance                                   1,773       1,991
 Property taxes and other nonincome taxes      1,269       1,150
 Depreciation and amortization                 3,740       3,506
 Income taxes                                  1,419       1,102
                                              ------------------
Total operating expense                       23,815      24,346
                                              ------------------
OPERATING INCOME                               3,976       3,372
Gain on sale of nonutility property, net       3,030           -
Interest on long-term debt                    (2,086)     (2,082)
Dividends                                        309         308
Other, net                                        53         151
                                              ------------------
NET INCOME                                    $5,282      $1,749
                                              ==================
Other comprehensive income (loss):
 Unrealized income (loss) on investment       $2,310      $ (164)
 Income taxes related to other
  comprehensive income (loss)                   (947)         67
                                              ------------------
Other comprehensive income (loss), net         1,363         (97)
                                              ------------------
COMPREHENSIVE INCOME                          $6,645      $1,652
                                              ==================
BASIC EARNINGS PER SHARE                      $ 1.73      $ 0.57
                                              ==================
COMPREHENSIVE INCOME PER SHARE                $ 2.18      $ 0.54
                                              ==================
DIVIDENDS PER SHARE                           $ 0.73      $ 0.69
                                              ==================
WEIGHTED AVERAGE SHARES OUTSTANDING        3,045,147   3,045,147

See Accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.


                    SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                         (In thousands)

                                             MARCH 31 DECEMBER 31
                                                 2003        2002
                                             -------- -----------
ASSETS
UTILITY PLANT                                $556,138    $541,919
Less accumulated depreciation
 and amortization                             165,724     161,576
                                             --------    --------
   Net utility plant                          390,414     380,343

NONUTILITY PROPERTY                            11,854      12,083
Less accumulated depreciation                   1,655       1,596
                                             --------    --------
   Net nonutility property                     10,199      10,487

CURRENT ASSETS:
 Cash and equivalents                           1,798         324
 Cash on deposit for property exchange          5,384           -
 Accounts receivable and accrued utility
  revenue                                      13,773      16,721
 Prepaid expenses and other                     1,291       1,654
                                             --------    --------
   Total current assets                        22,246      18,699

OTHER ASSETS:
 Investment in California Water Service Group  28,324      26,014
 Investment in joint venture                    1,153       1,144
 Unamortized debt issuance and reacquisition
  costs                                         3,452       3,493
 Goodwill                                       1,744       1,744
 Regulatory assets                              6,991       6,013
 Other                                          6,092       5,286
                                             --------    --------
     Total other assets                        47,756      43,694
                                             --------    --------
                                             $470,615    $453,223
                                             ========    ========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common stock                                $  9,516    $  9,516
 Additional paid-in capital                    12,357      12,357
 Retained earnings                            131,309     128,242
 Accumulated other comprehensive income         4,747       3,384
                                             --------    --------
 Shareholders' equity                         157,929     153,499
 Long-term debt                               110,000     110,000
                                             --------    --------
   Total capitalization                       267,929     263,499

CURRENT LIABILITIES:
 Line of credit                                 7,600      11,450
 Accrued pump taxes and purchased water         3,237       3,144
 Purchased power                                1,199       1,219
 Accounts payable                               6,987         381
 Accrued interest                               2,126       3,244
 Accrued taxes                                  2,165         634
 Other current liabilities                      3,372       3,528
                                             --------    --------
   Total current liabilities                   26,686      23,600

DEFERRED INCOME TAXES AND CREDITS              34,660      29,704
ADVANCES FOR AND CONTRIBUTIONS IN AID OF
 CONSTRUCTION                                 130,981     126,714
OTHER NONCURRENT LIABILITIES                   10,359       9,706
                                             --------    --------
                                             $470,615    $453,223
                                             ========    ========

See Accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.



                   SJW CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)

                                              THREE MONTHS ENDED
                                                   MARCH 31
                                                   2003     2002
OPERATING ACTIVITIES:                            ------- -------
 Net income                                      $5,282   $1,749
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                   3,740    3,506
  Deferred income taxes and credits               2,851       40
  Other noncurrent assets and noncurrent
   liabilities                                   (1,228)     399
  Gain on sale of nonutility property, net of
   taxes                                         (3,030)       -
  Changes in operating assets and liabilities:
   Cash on deposit for property exchange         (5,384)       -
   Accounts receivable and accrued utility
    revenue                                       2,948     (695)
   Accounts payable, purchased power and other
    current liabilities                           6,430    3,541
   Accrued pump taxes and purchased water            93    1,510
   Accrued taxes                                  1,531    1,615
   Accrued interest                              (1,118)  (1,032)
   Other changes, net                              (314)     (72)
                                                -------  -------
NET CASH PROVIDED BY OPERATING ACTIVITIES        11,801   10,561

INVESTING ACTIVITIES:
  Additions to utility plant                    (14,242) (11,702)
  Additions to nonutility property                   (8)    (103)
  Cost to retire utility plant, net of salvage      (45)     (98)
  Proceeds from sale of nonutility property       5,370        -
                                                ------- --------
NET CASH USED IN INVESTING ACTIVITIES            (8,925) (11,903)

FINANCING ACTIVITIES:
 Repayments for line of credit, net of
  borrowings                                     (3,850)  (5,200)
 Dividends paid                                  (2,215)  (2,101)
 Advances for and contributions in aid of
  construction                                    4,935    5,896
 Refunds of advances for construction              (272)    (235)
                                                -------  -------
NET CASH USED IN FINANCING ACTIVITIES            (1,402)  (1,640)
                                                -------  -------
NET CHANGE IN CASH AND EQUIVALENTS                1,474   (2,982)
                                                -------  -------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD           324    5,021
                                                -------  -------
CASH AND EQUIVALENTS, END OF PERIOD              $1,798   $2,039
                                                =======  =======
Cash paid (received) during the period for:
 Interest                                        $3,198   $3,182
 Income tax refund                               (2,592)       -



See Accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.



                    SJW CORP. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 2003


Note 1.  General
----------------

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.'s
2002 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

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


Note 2.  Long-Term Incentive Plan
---------------------------------

On April 29, 2003, SJW Corp. amended its Long-Term Incentive Plan (Incentive Plan) which was originally adopted on April 18, 2002. Under the Incentive Plan, 300,000 shares of common stock have been reserved for issuance. The amendment will allow SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire a meaningful equity interest in the company. In no event may any one participant in the Incentive Plan receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 100,000 shares of the common stock. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. Subsequent to the first quarter of 2003, SJW Corp. issued 9,643 options for the purchase of common stock and 13,890 shares of restricted stock to employees under the Incentive Plan.


Note 3.  Sale of Nonutility Property
------------------------------------

On March 11, 2003, SJW Land Company sold San Tomas station, a nonutility property, to Santa Clara Valley Water District (SCVWD) for a contract price of $5,400,000. SJW Corp. recognized a gain on sale of nonutility property of $3,030,000, net of tax of $2,105,000 in connection with the sale. In April 2003, subsequent to the end of the first quarter, SJW Land Company reinvested the property sale proceeds by acquiring two income properties in the States of Connecticut and Florida, at a total purchase price of $15,400,000. In connection with the purchases, SJW Land Company executed mortgages in the amount of $9,900,000. The purchase transactions were completed on April 21, 2003.


Note 4.  Impact of Recent Accounting Pronouncements
---------------------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which applies to legal obligations that are associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SJW Corp. adopted SFAS No. 143 in January 2003. The adoption of SFAS No. 143 did not have an impact on SJW Corp.'s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SJW Corp. adopted SFAS No. 145 in January 2003. The adoption of SFAS No. 145 did not have an impact on SJW Corp.'s financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, a plant closing, or other exit or disposal activities. The provisions of this statement are effective for exit and disposal activities that are initiated by a company after December 31, 2002. SJW Corp. adopted SFAS No. 146 in January 2003. The adoption of SFAS No. 146 did not have an impact on SJW Corp.'s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions to require prominent disclosures pertaining to the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.
SFAS No. 148 was effective for SJW Corp. as of December 31, 2002. SJW Corp. intends to account for the stock-based compensation under SFAS No. 123 when stock options are issued, therefore, the adoption of SFAS No. 148 did not have an impact on SJW Corp.'s financial condition or results of operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including "expect", "estimate", "anticipate" and similar expressions.
These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled "Factors that May Affect Future Results" and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission ("SEC"), specifically the most recent reports on Form 10-K, Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.


General:
--------

SJW Corp. was incorporated in California on February 8, 1985.
SJW Corp. is a holding company with three subsidiaries.

San Jose Water Company, a wholly owned subsidiary, with headquarters at 374 West Santa Clara Street in San Jose, California 95196, was originally incorporated under the laws of the State of California in 1866. The company was later reorganized and reincorporated as the San Jose Water Works. San Jose Water Works was reincorporated in 1985 as San Jose Water Company, with SJW Corp. as the parent holding company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com.

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

SJW Land Company, a wholly owned subsidiary, was incorporated in 1985. SJW Land Company owns and operates parking facilities, which are located adjacent to San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings and other undeveloped land primarily in the San Jose Metropolitan area, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

Crystal Choice Water Service LLC, a 71% majority-owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning and purification equipment.

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

     Balancing Account

The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. Had the balancing account under-collection been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be increased by the amount of balancing account under-collection less applicable taxes. As of March 31, 2003 and December 31, 2002, San Jose Water Company has a balance of $167,760 and $262,000, respectively, to be collected from its customers.

     Accrued Unbilled Revenue

San Jose Water Company reads the majority of its customer's meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenues from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and the company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in operating revenue being adjusted in the period that the revision to the company's estimates is determined. As of March 31, 2003 and December 31, 2002, accrued utility revenue was $6,345,000 and $6,605,000, respectively.

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

San Jose Water Company, through its Retirement Plan Administrative Committee managed by the representatives from the unions and management establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of March 31, 2003, the plan assets consist of approximately 30% bonds, 10% cash and 60% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. The company uses an expected rate of return on plan assets of 8% in its actuarial computation that is below the company's annualized actual rate of return of 10.5% measured from 1984 through 2002. The distributions of assets are conservative and are less affected by market volatility. Furthermore, foreign assets are not included in the investment profile and thus a risk related to foreign exchange fluctuation is eliminated.

The market values of the plan assets are marked to market at the measurement date. The investment trust assets suffered significant unrealized market losses in the last two years.
Significant unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes.

The company utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with outstanding amount of $1 million or more in determining the discount rate used in calculating the liabilities at the measurement date. For the year ending December 31, 2002, the composite discount rate used was 6.75%.


Liquidity and Capital Resources:
--------------------------------

San Jose Water Company's budgeted capital expenditures for 2003, exclusive of capital expenditures financed by customer contributions and advances, are $28,667,000 with capital expenditures concentrated in main replacements. Approximately
$13,000,000 will be spent to replace San Jose Water Company's aging mains in 2003.

The four-phased Infrastructure Study, which was started by San Jose Water Company in 1997 with the purpose of establishing a systematic approach to replace its utility facilities, was completed by July 2002. The Infrastructure Study analyzed the company's pipes and mains and examined all other utility facilities and will be used as a guide for future capital improvement programs, and serve as the master plan for the company's replacement program for the next 20 years.

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

As of March 31, 2003, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 71%. SJW Corp. expects to invest an additional $50,000 in Crystal Choice Water Service LLC in 2003. The capital is invested primarily in rental equipment used by Crystal Choice Water Service LLC in its rental operation.

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


Sources of Capital:
-------------------

San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company has outstanding $110,000,000 of unsecured senior notes as of March 31, 2003. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and
(2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of March 31, 2003, San Jose Water Company's funded debt was 46.2% of total capitalization and the net income for preceding twelve months was 453% of interest charges.

In March 2003, SJW Land Company sold nonutility property and recognized a gain of $3,030,000, net of tax. Subsequent to the end of the first quarter, SJW Land Company reinvested the proceeds from the sale of nonutility property by acquiring two properties in the States of Connecticut and Florida. In connection with the acquisition, SJW Land Company executed mortgages in the amount of $9,900,000 in April 2003. The mortgage loans are due in ten years and amortized over twenty-five years with a fixed interest rate of 5.96%.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity.

San Jose Water Company intends to issue $20,000,000 of senior notes in the fourth quarter of 2003. Proceeds from the sale of the senior notes will be used to repay short-term borrowings and fund construction expenditures.

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

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At March 31, 2003, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $22,400,000. Cost of borrowing averaged 2.56% for the first three months of 2003. The line of credit expires on August 1, 2003.


Results of Operations
---------------------

Overview
--------

SJW Corp.'s consolidated net income for the three months ended
March 31, 2003 was $5,282,000, an increase of $3,533,000 or 202%
from $1,749,000 for the same period in 2002.


Operating Revenue
-----------------

                                             Three months
Consolidated Operating Revenue              ended March 31,
(in thousands)                               2003      2002
------------------------------------------------------------

San Jose Water Company                    $26,991    $27,018
SJW Land Company                              546        544
Crystal Choice Water Service                  254        156
                                          -------    -------
                                          $27,791    $27,718
                                          =======    =======

Consolidated operating revenue for the three months ended March 31, 2003 increased by $73,000 over the $27,718,000 for the same period in 2002 due mainly to two rate increases in the period from July 2002 through January 2003 which was offset by a 7% decrease in customer consumption.

The change in consolidated operating revenue was due to the following factors:

                                           Three months ended
                                        March 31, 2003 vs. 2002
(in thousands)                             Increase/(decrease)
----------------------------------------------------------------

Utility:
  Consumption changes                     $(1,063)       (4%)
  New customers increase                       83          -
  Rate increases                              953         3%
Parking and rental                              2          -
Crystal Choice Water Service                   98         1%
                                           ------      ------
                                           $   73          -
                                           ======      ======

Operating Expense
-----------------

                                             Three months
Consolidated Operating Expense              ended March 31,
 Excluding Income Taxes (in thousands)      2003      2002
------------------------------------------------------------

San Jose Water Company                    $21,742    $22,659
SJW Land Company                              181        174
Crystal Choice Water Service                  314        282
SJW Corp.                                     159        129
                                          -------    -------
                                          $22,396    $23,244
                                          =======   ========

The change in consolidated operating expenses, excluding income taxes, from the same period in 2002 was due to the following factors:

                                          Three months ended
                                       March 31, 2003 vs. 2002
(in thousands)                           Increase/(decrease)
--------------------------------------------------------------
Production costs:
  Increased surface water supply         $(1,203)       (5%)
  Decrease in usage and new customers       (787)       (4%)
  Pump tax and purchased water
    price increase                           226         1%
  Energy price and usage                     (28)         -
                                           -----        ----
Total production costs                    (1,792)       (8%)
Other operating expense                      809         4%
Maintenance                                 (218)       (1%)
Property taxes and other
Nonincome taxes                              119          -
Depreciation and amortization                234         1%
                                          ------        ----
                                          $ (848)       (4%)
                                          ======        ====


Water production costs decreased $1,792,000 or 17% for the first quarter of 2003. The decrease in water production costs was primarily due to an approximately 7% decrease in customer consumption and an increase in less costly surface water supply. The cost decreases were partially offset by an increase in Santa Clara Valley Water District (SCVWD) water production rates (pump tax and purchased water) in July 2002. Water production in the first quarter of 2003 was lower than the same period in 2002 due to a change in customer consumption.

San Jose Water Company's water supply is obtained from wells, surface run-off and diversion and by purchases from the SCVWD. Surface water supply is the least expensive source of water and the availability of a slightly higher surface water supply reduced water production costs in the first quarter of 2003 by $1,203,000.



The change in San Jose Water Company's source of supply mix was as follows:

                                       Three months ended
                                    March 31, 2003 vs. 2002
(in million gallons)                  Increase/(decrease)
--------------------                -----------------------
Purchased water                           160        2%
Ground water                           (1,577)     (18%)
Surface water                             956       11%
Reclaimed water                            (7)       -
                                        -----     ------
                                         (468)      (5%)
                                        =====     ======

The changes in the source of supply mix were consistent with the changes in the water production costs.

Consolidated operating expense in the first quarter of 2003, excluding income taxes and production costs, increased $944,000 compared to the same period in 2002. The increases included $291,000 in pension costs primarily as a result of the decline in the market value of retirement trust assets, $145,000 in salaries and wages in accordance with bargaining unit wage escalation and new hires, $118,000 in additional professional fees and $325,000 in business and employee insurance costs. Depreciation increased $234,000 due to higher investment in utility plants.

Total income tax expense for the first quarter was $3,524,000, which included income tax expense from operations of $1,419,000, and income tax expense on the gain on sale of nonutility property of $2,105,000. Income tax expense reported on the Condensed Consolidated Statements of Income which excludes taxes on the sale of nonutility property increased $317,000 or 29%, in comparison to the first quarter of 2002 due to higher earnings in 2003. The effective income tax rates for the first quarter of 2003 and 2002 approximated 41% and 39%, respectively.

Other income includes an after-tax gain of $3,030,000 on the sale of a nonutility property. In April 2003, SJW Corp. reinvested the sale proceeds in two income properties in the States of Connecticut and Florida. Please refer to Note 3. "Gain on Sale of Nonutility Property" under "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1. "Financial Statements".

The decrease in other income and expense of $98,000 resulted from higher interest expenses due to higher average borrowing.

Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The first quarter is normally the quarter with the lowest average usage per metered customer and is not indicative of the results for the calendar year. The average usage per metered customer in the first quarter of 2003 was 47 ccf, a decrease of 3 ccf or 7% from 50 ccf in the first quarter of 2002.

Other comprehensive income was $1,363,000 for the three months ended March 31, 2003 in comparison to the comprehensive loss of $97,000 for the three months ended March 31, 2002 due to the changes in market value of investment in California Water Service Group.


Factors That May Affect Future Results
--------------------------------------

Pension and Insurance
---------------------

In 2003, pension accruals increased $1,113,000 on an annual basis primarily due to the decline in valuation of the retirement plan portfolio in 2002. Market conditions, not changes in operating risk or loss experience, were the sole reason for the average company's liability insurance cost increase of 47% in the first quarter of 2003 after adjustments in self-insured retentions.

Nonregulated Operations
-----------------------

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with Valley Transportation Agency
(VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As a part of the proceedings, VTA has transferred funds from the escrow account into court deposit to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property will be determined by the court or by way of settlement between SJW Land Company and VTA. This transaction will be booked and is expected to result in an increase to net income, if and when the compensation issue is settled or a final court order is rendered.


Water Supply and Energy Resources
---------------------------------
San Jose Water Company's water supply is obtained from wells, which is the groundwater, surface run-off and diversion and by purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2003 was well above the 30-year normal aquifer storage point.

On April 9, 2003, the SCVWD's ten reservoirs were 55.1% full with 93,321 acre-feet of water in storage. The rainfall in the winter of 2003 was about average.

On April 18, local surface water in San Jose Water Company's impoundments was at 90% of capacity. Local surface water is a less costly source of water and its availability significantly impacts the results of operations.

In the Water Utility Enterprise Report published by SCVWD on April 1, 2003, the SCVWD stated that only 50% of SCVWD's entitlement for state and federal raw water projects would be received. SCVWD treats the raw water and distributes treated water to its wholesale customers including San Jose Water Company. Storms coming in late April added significantly to the snow pack and consequently, a greater percentage of the entitlement delivery is anticipated.

Therefore, San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year.

To the extent that San Jose Water Company has to pump water during peak periods to satisfy customer demand when imported water is not available, higher energy costs will be incurred. Currently, the CPUC has no established procedure for water utilities to recover the additional costs incurred due to such unanticipated changes in water supply mix. There can be no assurance that such costs will be recovered in full or in part.


Security Issues
---------------
San Jose Water Company has taken steps to increase security at its water utility facilities and continue to implement a comprehensive security upgrade program for production and storage facilities, booster pump stations and company buildings. During 2001 and 2002, $480,000 was spent on capital projects to improve and enhance security. SJW Corp. did not spend any significant amount in security enhancement in the first quarter of 2003.

San Jose Water Company also coordinates security and planning information with eight other large regional water utilities within the San Francisco Bay area, as well as various governmental and law enforcement agencies.

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000. These improvements shall be incorporated into the capital budgets to be completed by 2005. Approximately $600,000 will be spent in 2003. Once completed, San Jose Water Company believes it will be less vulnerable to terrorists' attack than most other water utility in the country. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.

San Jose Water Company is currently revising its Emergency
Responsibility Plans (ERP) and will issue the plans in advance of the September 30, 2003 deadline set forth by the legislation.
The ERPs will include training and implementation of new procedures and communications.


Regulatory Affairs
------------------
Almost all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The company's most recent rate decision, approved in April 2001, authorized a return on common equity in 2001, 2002 and 2003 of 9.95%. This is within the range of recent rates of return authorized by the CPUC for water utilities. San Jose Water Company received step rate increases in January and March of 2003 totaling about 3.41% to recover projected operating cost increase for 2003 as well as the increased costs associated with the transfer of the maintenance responsibility for approximately 12,000 fire hydrants from the City of San Jose to San Jose Water Company.

On September 30, 2002 Governor Davis signed the interim rate bill (AB 2838), sponsored by the California water utility industry, into law. The bill allows for the implementation of interim water rates in general rate cases when the CPUC fails to establish new rates in accordance with the established rate case schedule. The interim rates would be based on a water company's existing rates increased for the amount of inflation since the last approved rate adjustment. The bill also allows for a revenue true-up from the time of the implementation of the interim rates to the time of the CPUC's ultimate decision in the rate case. In principal, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases. The bill went into effect on January 1, 2003.

On April 3, 2003, the CPUC issued an Opinion modifying Decision D.00-07-018, which originally established the rules and guidelines for the use of water utility assets in nonregulated activities. Pursuant to the recently issued Opinion, investor owned water utilities are now required to file for the CPUC's authority to enter into any nonregulated activity that utilizes assets or employees reflected in the revenue requirement. Previously certain activities that were specifically identified in D.00-07-018 were exempt from this pre-approval requirement. San Jose Water Company will need to obtain such an approval from the CPUC before executing any nonregulated utility service contracts with the parties involved. It is unclear, at this time, the change to the rules will impact San Jose Water Company's ability to participate in future nonregulated business activities that utilize water utility assets or its employees.

On April 8, 2003, San Jose Water Company tendered its Notice of Intent (NOI) to file a rate application with the CPUC. In the NOI, San Jose Water Company has requested revenue increases of $21,500,000 or 15% in 2004, $5,400,000 or 3% in 2005 and
$5,300,000 or 3% in 2006. The proposed revenue increases are necessary to recover the projected higher water utility operating costs and capital requirements projected for the three year period.

On April 17, 2003, San Jose Water Company filed Advice Letter No. 342 with the CPUC requesting a revenue increase of $5,300,000 or 4% to recover the increased cost of purchased water and higher pump tax charged to the company by SCVWD. If the proposed rates are approved by the CPUC, they will become effective on or about July 1, 2003.


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

The company has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to change in market rates and prices.


ITEM 4.   CONTROLS AND PROCEDURES

    (a.)  Evaluation of disclosure controls and procedures.
          Based on their evaluation as of March 31, 2003 which is within 90 days of the filing date of this report, SJW Corp.'s Chief Executive Officer and Chief Financial Officer have concluded that SJW Corp.'s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 "Exchange Act")) are effective to ensure that information required to be disclosed by SJW Corp. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    (b.) Changes in internal controls. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.


                   PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2003 Annual Meeting of Shareholders of the SJW Corp. held on April 29, 2003, ten directors were re-elected to the Board of Directors, KPMG LLP was appointed as independent auditors for 2003, the amendment of Long-Term Incentive Plan and the authority to vote in the discretion of the proxy holders was ratified by the following votes:

Proposal 1: Election of Directors.

Name of Director              In Favor         Withheld
----------------              ---------        -------

Mark L. Cali                  2,675,726        28,029
J. Philip DiNapoli            2,674,226        29,529
Drew Gibson                   2,674,626        29,129
Ronald R. James               2,672,152        31,603
Douglas King                  2,675,497        28,258
George E. Moss                2,634,324        69,431
Roscoe Moss, Jr.              2,671,724        32,031
W. Richard Roth               2,676,477        27,278
Charles J. Toeniskoetter      2,674,626        29,129
Frederick R. Ulrich           2,672,136        31,619


Proposal 2: Ratification of appointment of independent auditors for 2003:

In Favor       Against        Abstain     No Votes
--------       -------        -------     --------

2,664,485      26,482         12,788       -


Proposal 3: Ratification of adoption of Amendment of Long-Term
Incentive Plan:

In Favor       Against        Abstain      No Votes
--------       -------        -------      --------

2,385,731      261,903        56,120	   1


Proposal 4: Ratification of authority to vote in the discretion of the proxy holders:

In Favor       Against        Abstain      No Votes
--------       -------        -------      --------

2,517,530      167,695        18,529	   1


ITEM 5.  OTHER INFORMATION

On April 29, 2003, the Board of Directors of the SJW Corp.
declared the regular quarterly dividend of $.7275 per common share. The dividend will be paid June 1, 2003, to shareholders of record as of the close of business on May 12, 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits required to be filed by Item 601 of Regulation
          S-K.

          99.1    Certification by President and Chief Executive
   Officer.

99.2    Certification by Chief Financial Officer and
   Treasurer.

     (b.) Reports on Form 8-K.

SJW Corp. filed a current report on Form 8-K with the Securities and Exchange Commission on May 6, 2003 which announced the financial results of SJW Corp. for the first quarter of 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SJW Corp.

Date: May 9, 2003       By   /s/  ANGELA YIP
                             ----------------
                             ANGELA YIP
                             Chief Financial Officer & Treasurer



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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 9, 2003             --------------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 9, 2003             --------------------------------
                               Angela Yip
                               Chief Financial Officer
                               and Treasurer





                           EXHIBIT INDEX
                           -------------

Exhibit
No.                        Description of Document
-------                    -----------------------

99.1    Certification by President and Chief Executive Officer.

99.2    Certification by Chief Financial Officer and Treasurer.






                                                   Exhibit 99.1



                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350
                        AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SJW Corp. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Richard Roth, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ W. Richard Roth
---------------------
W. RICHARD ROTH
President and Chief Executive Officer
May 9, 2003


                                                   Exhibit 99.2


                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SJW, Corp. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Angela Yip, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Angela Yip
------------------
ANGELA YIP
Chief Financial Officer and Treasurer
May 9, 2003





33