Form 10-Q
period 2003-06-30
SJW CORP
filed 2003-08-11
CIK 766829

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                             FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2003
----------------------------------------------------------------

Commission file number             1-8966
----------------------------------------------------------------

                         SJW Corp.
----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

          California                             77-0066628
----------------------------------------------------------------
(State or other jurisdiction of               (I.R.S Employer
 incorporation or organization)              Identification No.)

   374 West Santa Clara Street, San Jose, CA          95196
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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes X  No
                                                         ---   --


               APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of the date of this report are 3,045,147.




                   PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                    SJW CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME
                           (UNAUDITED)
          (In thousands, except share and per share data)

                              THREE MONTHS         SIX MONTHS
                              ENDED JUNE 30       ENDED JUNE 30
                              2003      2002      2003      2002
                           --------------------------------------
OPERATING REVENUE          $37,968    38,696   $65,759    66,414
OPERATING EXPENSE:
  Operation:
    Purchased water          8,873    10,619    14,920    16,306
    Power                    1,376     1,848     2,113     3,188
    Pump taxes               4,201     5,097     6,269     8,714
    Other                    7,259     6,265    14,021    12,218
  Maintenance                1,903     1,984     3,676     3,975
  Property taxes and other
   nonincome taxes           1,222     1,028     2,491     2,178
  Depreciation and
   amortization              3,825     3,496     7,565     7,002
  Income taxes               3,053     2,639     4,472     3,741
                           --------------------------------------
Total operating expense     31,712    32,976    55,527    57,322
                           --------------------------------------
OPERATING INCOME             6,256     5,720    10,232     9,092
Gain on sale of nonutility
 property, net of taxes          -         -     3,030         -
Interest on long-term
 debt                       (2,106)   (2,078)   (4,192)    4,160)
Dividends                      309       308       619       616
Other, net                     (33)       41        19       192
                           --------------------------------------
NET INCOME                 $ 4,426     3,991   $ 9,708     5,740
                           ======================================
Other comprehensive
 income (loss):
  Unrealized income (loss)
   on investment             2,606      (441)    4,916      (605)
  Income taxes related
   to other comprehensive
   income (loss)            (1,068)      181    (2,015)      248
                          --------------------------------------
Other comprehensive income
 (loss), net                 1,538      (260)    2,901      (357)
                          --------------------------------------
COMPREHENSIVE INCOME       $ 5,964     3,731   $12,609     5,383
                          =======================================
Basic and diluted
 earnings per share         $ 1.46      1.31    $ 3.19      1.88
                          =======================================
Basic and diluted
 comprehensive income
 per share                  $ 1.96      1.23    $ 4.14      1.77
                           ======================================
Dividends per share         $ 0.73      0.69    $ 1.46      1.38
                           ======================================
Basic and diluted weighted
 average shares
 outstanding             3,045,147 3,045,147 3,045,147 3,045,147

See accompanying Notes to Condensed Consolidated Financial
Statements.



                         SJW CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                            (In thousands)

                                           JUNE 30   DECEMBER 31
ASSETS                                        2003          2002
-----------------------------------------------------------------
UTILITY PLANT                             $563,228      $541,919
Less accumulated depreciation and
 amortization                              168,798       161,576
                                        ------------------------
    Net utility plant                      394,430       380,343
NONUTILITY PROPERTY                         27,458        12,083
Less accumulated depreciation                1,799         1,596
                                        -------------------------
    Net nonutility property                 25,659        10,487
CURRENT ASSETS:
  Cash and equivalents                           -           324
  Accounts receivable and accrued
   utility revenue                          21,029        16,721
  Prepaid expenses and other                 1,296         1,654
                                        -------------------------
    Total current assets                    22,325        18,699
OTHER ASSETS:
  Investment in California Water
   Service Group                            30,931        26,014
  Investment in joint venture                1,163         1,144
  Unamortized debt issuance and
   reacquisition costs                       3,411         3,493
  Goodwill                                   1,744         1,744
  Regulatory assets                          6,996         6,013
  Other                                      5,898         5,286
                                          -----------------------
    Total other assets                      50,143        43,694
                                          ----------------------
                                          $492,557      $453,223
                                          =======================
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                            $  9,516      $  9,516
  Additional paid-in capital                12,375        12,357
  Retained earnings                        133,521       128,242
  Accumulated other comprehensive income     6,285         3,384
                                        -------------------------
    Shareholders' equity                   161,697       153,499
  Long-term debt                           119,798       110,000
                                        -------------------------
    Total capitalization                   281,495       263,499
CURRENT LIABILITIES:
  Bank overdraft                                69             -
  Line of credit                             6,300        11,450
  Accrued pump taxes and purchased water     6,233         3,144
  Purchased power                            1,543         1,219
  Accounts payable                           5,349           381
  Accrued interest                           3,240         3,244
  Accrued taxes                              3,124           634
  Other current liabilities                  3,862         3,528
                                         -----------------------
    Total current liabilities               29,720        23,600
DEFERRED INCOME TAXES AND CREDITS           36,370        29,704
ADVANCES FOR AND CONSTRIBUTIONS
  IN AID OF CONSTRUCTION                   133,765       126,714
OTHER NONCURRENT LIABILITIES                11,207         9,706
                                         -----------------------
                                          $492,557      $453,223
                                         ========================

See accompanying Notes to Condensed Consolidated Financial
Statements.


                     SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                               SIX MONTHS ENDED
                                                    JUNE 30
                                              2003          2002
                                           ----------------------
OPERATING ACTIVITIES:
  Net income                               $ 9,708       $ 5,740
  Adjustments to reconcile net income to
   net cash provided by operating
    activities:
    Depreciation and amortization            7,565         7,002
    Deferred income taxes and credits        4,561           (83)
    Other noncurrent assets and
     noncurrent liabilities                 (1,436)        1,013
    Gain on sale of nonutility
     property, net of taxes                 (3,030)            -
    Changes in operating assets and
     liabilities:
      Accounts receivable and accrued
       utility revenue                      (4,308)       (6,765)
      Accounts payable, purchased power
       and other current liabilities         5,538        3,721
      Accrued pump taxes and
       purchased water                       3,089        4,859
      Accrued taxes                          2,490        2,201
      Other changes, net                       111         (584)
                                            ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES   24,288       17,104
                                            ---------------------
INVESTING ACTIVITIES:
  Additions to utility plant               (22,260)     (20,478)
  Additions to nonutility property         (15,612)        (256)
  Cost to retire utility plant, net of
   salvage                                    (260)        (268)
  Proceeds from sale of nonutility
   property                                  5,370            -
                                            ---------------------
NET CASH USED IN INVESTING ACTIVITIES      (32,762)     (21,002)
                                            ---------------------

FINANCING ACTIVITIES:
  Repayments for line of credit,
   net of borrowings                         (5,150)      (2,850)
  Long-term borrowings, net of repayments     9,886            -
  Dividends paid                             (4,429)      (4,202)
  Advances for and contributions in aid
   of construction                            8,594       10,108
  Refunds of advances for construction         (751)        (694)
                                            ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     8,150        2,362
                                            ---------------------
NET CHANGE IN CASH AND EQUIVALENTS             (324)      (1,536)
                                            ---------------------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD       324        5,021
                                            ---------------------
CASH AND EQUIVALENTS, END OF PERIOD         $     -      $ 3,485
                                            ---------------------
Cash paid during period for:
  Interest                                  $ 4,244      $ 4,190
  Income taxes                                  650        1,300

See accompanying Notes to Condensed Consolidated Financial
Statements.



                     SJW CORP. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2003


Note 1.  General
----------------

In the opinion of SJW Corp. (the Company), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.'s
2002 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share and comprehensive income per share are based upon the weighted average number of common shares including both outstanding and shares potentially issued in connection with stock options and restricted common shares granted under SJW Corp. Long Term Incentive Plan, and income available to common shareholders and comprehensive income, respectively, adjusted for recognized stock compensation expense. As of June 30, 2003, the basic and diluted weighted average number of common shares is 3,045,147. In the three and six month periods ended June 30, 2003, 9,634 option share equivalents were excluded from the diluted calculation because they were anti-dilutive. There were no common stock equivalents during the three and six month periods ended June 30, 2002.

SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers.

Note 2.  Long-Term Incentive Plan and Stock-Based Compensation
--------------------------------------------------------------
On April 29, 2003, SJW Corp. amended its Long-Term Incentive Plan (Incentive Plan) which was originally adopted on April 18, 2002. Under the Incentive Plan, 300,000 common shares have been reserved for issuance. The amendment will allow SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire a meaningful equity interest in the Company. In no event may any one participant in the Incentive Plan receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 100,000 common shares. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses.

The form of stock options agreement under the Incentive Plan allows executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of grant. The options vest at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At June 30, 2003, 9,643 options were granted and outstanding under the Incentive Plan at a price of $84.00, with a remaining life of
9.67 years, and the average fair value of $16.00, at the date of grant.

SJW Corp. has adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as a basis for determining stock-based compensation for financial reporting purposes. The assumptions utilized include: expected dividend yield - 3.4%, expected volatility - 27%, risk-free interest rate - 2.86%, expected holding period - five years.

As of June 30, 2003, 13,890 shares of restricted stock have been granted to a key employee of the Company and the shares vest over a period of three years. Following SFAS No. 123, the restricted stock was valued at the market price of $84.00 at the date of grant. The Company will recognize compensation expenses in connection with this award beginning in the third quarter of 2003.

SJW Corp. also has a Dividend Equivalent Rights Agreement which allows holders of options to receive dividend rights each time a dividend is paid on common shares after the option grant date, for a maximum period of four years. Dividend Equivalent Rights for restricted stock allow holders of restricted stock to receive dividend rights, each time a dividend is paid on common shares after the grant date, until the stock is issued to the holder. Accumulated dividends will be used to purchase stock units on behalf of the holders at the beginning of the following year using the average fair market value of common shares on each of the dividend dates in the immediately preceding year. The dividend equivalent units shall be vested in the same manner as the options and restricted stocks.

Note 3.  Sale of Nonutility Property
------------------------------------

On March 11, 2003, SJW Land Company sold San Tomas station, a nonutility property, to Santa Clara Valley Water District (SCVWD) for a contract price of $5,400,000. SJW Corp. recognized a gain on sale of nonutility property of $3,030,000, net of tax of $2,105,000 in connection with the sale. In April 2003, subsequent to the end of the first quarter, SJW Land Company reinvested the property sale proceeds by acquiring two income properties in the states of Connecticut and Florida, at a total purchase price of $15,400,000. In connection with the purchases, SJW Land Company executed mortgages in the amount of $9,900,000. The mortgage loans are due in ten years with a fixed interest rate of 5.96%.

Note 4.  Impact of Recent Accounting Pronouncements
---------------------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of SFAS No. 143, "Accounting for Asset Retirement Obligations", which applies to legal obligations that are associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SJW Corp. adopted SFAS No. 143 in January 2003. The adoption of SFAS No. 143 did not have a material impact on SJW Corp.'s financial condition or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for certain decisions made by FASB as part of the Derivatives Implementation Group process. This statement also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SJW Corp. will adopt SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 will not impact SJW Corp.'s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an entity that issued a financial instrument, classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SJW Corp. will adopt SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 will not impact SJW Corp.'s financial condition or results of operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------


This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including "expect", "estimate", "anticipate" and similar expressions.
These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled "Factors that May Affect Future Results" and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-K, Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

General:
-------

SJW Corp. was incorporated in California on February 8, 1985.
SJW Corp. is a holding company with three subsidiaries.

San Jose Water Company, a wholly owned subsidiary, with headquarters at 374 West Santa Clara Street in San Jose, California 95196, was originally incorporated under the laws of the State of California in 1866. San Jose Water Company was later reorganized and reincorporated as the San Jose Water Works. San Jose Water Works was reincorporated in 1985 as San Jose Water Company, with SJW Corp. as the parent holding company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com.

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

Critical Accounting Policies:
----------------------------

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

     Balancing Account

The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. Had the balancing account under-collection been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be increased by the amount of balancing account under-collection, less applicable taxes. As of June 30, 2003 and December 31, 2002, San Jose Water Company has a balance of $204,000 and $262,000, respectively, to be collected from its customers.

     Accrued Unbilled Revenue

San Jose Water Company reads the majority of its customer's meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenues from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in operating revenue being adjusted in the period that the revision to the San Jose Water Company's estimates is determined. As of June 30, 2003 and December 31, 2002, accrued utility revenue was $12,445,000 and $6,605,000, respectively. The higher accrued utility revenue at June 30, 2003 reflects the seasonality of the water utility business such that customer consumption is at its peak during the summer months.

     Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgments that it is probable that these costs are recoverable in the future revenue of the San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in future ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes.

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

     Pension Accounting

San Jose Water Company offers a defined benefit plan, Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increase received by the employees, mortality, turnover, and medical costs.

San Jose Water Company, through its Retirement Plan Administrative Committee managed by the representatives from the unions and management establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of June 30, 2003, the plan assets consist of approximately 30% bonds, 10% cash and 60% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation that is below the company's annualized actual rate of return of 10.5% measured from 1984 through 2002. The distributions of assets are conservative and are less affected by market volatility. Furthermore, foreign assets are not included in the investment profile and thus a risk related to foreign exchange fluctuation is minimized.

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

     Stock-Based Compensation Plans

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares and dividend units. Under the plan, a total of 300,000 common shares are authorized for option awards and grants. The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized include: expected dividend yield - 3.4%, expected volatility - 27%, risk-free interest rate - 2.86%, expected holding period - five years.

Liquidity and Capital Resources:
-------------------------------
San Jose Water Company's budgeted capital expenditures for 2003, exclusive of capital expenditures financed by customer contributions and advances, are $28,667,000 with capital expenditures concentrated in main replacements. Approximately
$13,000,000 will be spent to replace San Jose Water Company's aging mains in 2003.

The four-phased Infrastructure Study, which was started by San Jose Water Company in 1997 with the purpose of establishing a systematic approach to replace its utility facilities, was completed by July 2002. The Infrastructure Study analyzed the San Jose Water Company's pipes and mains and examined all other utility facilities and will be used as a guide for future capital improvement programs, and serve as the master plan for the San Jose Water Company's replacement program for the next 20 years.

San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. San Jose Water Company expects to incur approximately $155,000,000, exclusive of customer contributions and advances, in capital expenditures over the next five years. San Jose Water Company's actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, and actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

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

As of June 30, 2003, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 71%. SJW Corp. did not make any additional investment in Crystal Choice Water
Service LLC during the first six months of 2003.

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

Accounts payable and current liabilities increase during the summer months due to increased water production volume to meet higher customer demand and the timing of the payment of certain expenses. Please refer to "Sources of Capital" for further discussion.

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

San Jose Water Company has outstanding $110,000,000 of unsecured senior notes as of June 30, 2003. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and
(2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of June 30, 2003, San Jose Water Company's funded debt was 46% of total capitalization and the net income for preceding twelve months was 408% of interest charges.

In March 2003, SJW Land Company sold nonutility property and recognized a gain of $3,030,000, net of tax. Subsequent to the end of the first quarter, SJW Land Company reinvested the proceeds from the sale of nonutility property by acquiring two properties in the states of Connecticut and Florida. In connection with the acquisition, SJW Land Company executed mortgages in the amount of $9,900,000 in April 2003. The mortgage loans are due in ten years and amortize over twenty-five years with a fixed interest rate of 5.96%.

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity.

San Jose Water Company intends to issue $20,000,000 of Senior
Notes Series G (Notes) in the third quarter of 2003.    Proceeds
from the sale of the Notes will be used to repay short-term borrowings and fund construction expenditures.

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

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At June 30, 2003, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $23,700,000. Cost of borrowing averaged 2.53% for the first six months of 2003. The line of credit expires on July 1, 2005.

Results of Operations
---------------------

Overview
--------

SJW Corp.'s consolidated net income for the second quarter ended June 30, 2003 was $4,426,000, an increase of $435,000 or 11% from
$3,991,000 in the second quarter of 2002. Six months earnings was $9,708,000, an increase of $3,968,000 or 69% from $5,740,000 for the same period in 2002. The six months earnings included a gain on sale of nonutility property of $3,030,000, net of tax of $2,105,000, which contributed to 53% of the increase in net income from the same period in 2002.

Operating Revenue
-----------------

                     Consolidated Operating Revenue

                           Three months ended    Six months ended
                                 June 30              June 30
                             2003      2002       2003      2002
                          --------------------------------------
                                       (in thousands)
San Jose Water Company    $37,075   $38,042    $64,066   $65,060
SJW Land Company              542       476      1,088     1,020
Crystal Choice Water
 Service                      351       178        605       334
                          -----------------    -----------------
                          $37,968   $38,696    $65,759   $66,414

Consolidated operating revenue for the three months ended June 30, 2003 decreased by $728,000 or 2% from the $38,696,000 for the same period in 2002. The decrease was primarily attributable to a decrease of $967,000 or 3% in revenue from San Jose Water Company partially offset by a revenue increase from Crystal Choice Water Service. The decrease in revenue from San Jose Water Company was due to an 8% weather-related decrease in customer consumption that was partially offset by a 4% rate increase.

For the six months ended June 30, 2003, the decrease of $655,000 or 1% in consolidated operating revenue from the same period in 2002, was primarily due to the reasons as explained above.

The change in consolidated operating revenue was due to the following factors:

                      Three months ended     Six months ended
                     June 30 2003 vs. 2002  June 30 2003 vs. 2002
                      Increase/(decrease)    Increase/(decrease)
                      ------------------------------------------
Utility:                           (in thousands)
 Consumption changes   $(2,704)   (7%)        $(3,767)   (5%)
 New customers increase     87     -              170     -
 Rate increases          1,650     4%           2,603     4%
 Parking and rental         66     -               68     -
 Crystal Choice Water
  Service                  173     1%             271     -
                      ----------------       -------------------
                       $  (728)   (2%)       $   (655)    (1%)

Operating Expenses
------------------
                      Three months ended      Six months ended
                     June 30 2003 vs. 2002  June 30 2003 vs. 2002
                      Increase/(decrease)    Increase/(decrease)
                                   (in thousands)
                      -------------------------------------------
San Jose Water Company $27,878   29,787       $49,620   52,446
SJW Land Company           209      180           390      354
Crystal Choice Water
 Service                   371      262           685      544
SJW Corp.                  201      108           360      237
                      -----------------       -----------------
                       $28,659   30,337       $51,055   53,581
                       ================       =================

The change in consolidated operating expenses, excluding income taxes, from the same period in 2002 was due to the following factors:



                      Three months ended      Six months ended
                     June 30 2003 vs. 2002  June 30 2003 vs. 2002
                      Increase/(decrease)    Increase/(decrease)
                                  (in thousands)
                       ------------------------------------------
Production costs:
  Increased surface
   water supply        $(1,314)   (4%)        $(2,517)   (5%)
  Decrease in usage
   and new customers    (2,120)   (7%)         (2,907)   (5%)
  Pump tax and purchased
   water price increase    352     1%             578     1%
  Energy price and usage   (32)    -              (60)    -
Total production costs  (3,114)  (10%)         (4,906)   (9%)
Other operating expense    994     3%           1,803     3%
Maintenance                (81)     -            (299)   (1%)
Property taxes and other
 nonincome taxes           194     1%             313     1%
Depreciation and
 amortization              329     1%             563     1%
                       ---------------         --------------
                        (1,678)   (5%)         (2,526)   (5%)
                       ===============         ==============

Total water production costs decreased $3,114,000 or 18% for the second quarter of 2003. The decrease in water production costs was primarily due to an approximately 8% decrease in customer consumption and the availability of the less costly surface water supply. The cost decreases were partially offset by an increase in Santa Clara Valley Water District (SCVWD) water production rates (pump tax and purchased water) in July 2002. Water production in the second quarter of 2003 was lower than the same period in 2002 due to a weather-related change in customer consumption.

For the six months ended June 30, 2003, the decrease of $4,906,000 or 17% in total water production costs from the same period in 2002 was due to the reasons as explained above. The decrease in water production costs was primarily attributable to a decrease in weather-related customer consumption.

San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD. Surface water supply is the least expensive source of water and the availability of a higher surface water supply reduced water production costs in the second quarter of 2003 by $1,314,000 and the first six months of 2003 by $2,517,000.

The change in San Jose Water Company's source of supply mix was as follows:


                       Three months ended      Six months ended
                     June 30 2003 vs. 2002  June 30 2003 vs. 2002
                      Increase/(decrease)     Increase/(decrease)
                                 (in million gallons)
                      -------------------------------------------
Purchased water        (1,618)    (11%)        (1,458)    (7%)
Ground water           (1,006)     (7%)        (2,583)   (11%)
Surface water             997       7%          1,953      8%
Reclaimed water           (25)      -            (32)     -
                       ----------------       ---------------
                       (1,652)    (11%)       (2,120)   (10%)
                       ================       ===============

The changes in the source of supply mix were consistent with the changes in the water production costs.

Consolidated operating expense in the second quarter of 2003, excluding income taxes and production costs, increased $1,436,000 or 11% compared to the same period in 2002. The increases included $116,000 in professional fees, $275,000 in pension costs primarily as a result of the decline in the market value of retirement trust assets, $330,000 in salaries and wages in accordance with bargaining unit wage escalation and new hires, and $356,000 in business and employee insurance costs. Depreciation increased $329,000 due to higher investment in utility plants.

Total income tax expense for the second quarter of 2003 was $3,053,000 compared to $2,639,000 for the same period in 2002. The increase of $414,000 was due to higher earnings in 2003. The effective income tax rates for the second quarter of 2003 and 2002 approximated 41% and 40%, respectively.

Other income for the six month period ended June 30, 2003 includes an after-tax gain of $3,030,000 on the sale of a nonutility property. In April 2003, SJW Corp. reinvested the sale proceeds in two income properties in the states of Connecticut and Florida. Please refer to Note 3. "Sale of Nonutility Property" under "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1. "Financial Statements".

The decrease in other income and expense of $202,000 resulted from higher interest expenses due to higher average borrowing.

Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful. The average usage per metered customer in the second quarter of 2003 decreased by approximately 8% from the second quarter of 2002 due to cool summer in 2003.

Other comprehensive income was $1,538,000 for the three months ended June 30, 2003 in comparison to the comprehensive loss of $260,000 for the three months ended June 30, 2002 due to the changes in market value of investment in California Water Service Group.


Factors That May Affect Future Results
--------------------------------------

Pension and Insurance
---------------------

In 2003, pension accruals increased $1,113,000 on an annual basis primarily due to the decline in valuation of the retirement plan portfolio in 2002. Market conditions, not changes in operating risk or loss experience, were the sole reason for the Company's average liability insurance cost increase of 39% in the second quarter of 2003 after adjustments in self-insured retentions. Pension and insurance expenses are expected to continue to negatively impact the financial condition or results of operations.

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

Water Supply and Energy Resources
---------------------------------

San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2003 was well above the 30-year normal aquifer storage point.

On July 18, 2003, the SCVWD's ten reservoirs were 56% full with 94,647 acre-feet of water in storage. The rainfall in the winter of 2003 was about average.

On July 7, 2003, local surface water in San Jose Water Company's impoundments was at 85% of capacity. Local surface water is a less costly source of water and its availability significantly impacts the results of operations.

Based on information provided by SCVWD in its Water Utility
Enterprise Report, San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year.

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

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000, exclusive of the years 2001 to 2002 expenditures. These improvements shall be incorporated into the capital budgets to be completed by 2005. For the six months ended June 30, 2003 and the twelve months ended December 31, 2002, $234,000 and $479,000, respectively, were spent on capital projects to improve and enhance security. Approximately $366,000 will be spent in the remaining six months in 2003. Once completed, San Jose Water Company believes it will have substantially reduced its vulnerability to terrorists' attack. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.

San Jose Water Company is currently revising its Emergency Response Plans (ERP) and will issue the plans in advance of the September 30, 2003 deadline set forth by the legislation. The ERPs will include training and implementation of new procedures and communications.

Regulatory Affairs
------------------

     Rates and Regulations

Almost all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. San Jose Water Company's most recent rate decision, approved in April 2001, authorized a return on common equity in 2001, 2002 and 2003 of 9.95%. This is within the range of recent rates of return authorized by the CPUC for water utilities. San Jose Water Company received step rate increases in January and March of 2003 totaling about 3% to recover projected operating cost increase for 2003 as well as the increased costs associated with the transfer of the maintenance responsibility for approximately 12,000 fire hydrants from the City of San Jose to San Jose Water Company.

On April 3, 2003, the CPUC issued an Opinion modifying Decision D.00-07-018, which originally established the rules and guidelines for the use of water utility assets in nonregulated activities. Pursuant to the recently issued Opinion, investor owned water utilities are now required to file for the CPUC's authority to enter into any nonregulated activity that utilizes assets or employees reflected in the utilities' regulated revenue requirement. Previously certain activities that were specifically identified in D.00-07-018 were exempt from this pre-approval requirement. San Jose Water Company will therefore need to obtain such an approval from the CPUC before executing any new nonregulated utility service contracts. At this time it is unclear whether this change to the rules will impact San Jose Water Company's ability to participate in any future nonregulated business activities.

On April 17, 2003, San Jose Water Company filed Advice Letter No. 342 with the CPUC requesting a revenue increase of $5,300,000 or 4% to recover the increased cost of purchased water and higher pump tax charged to San Jose Water Company by SCVWD. The proposed rates were approved as filed by the CPUC at its June 19, 2003 meeting, with the new rates effective on July 1, 2003.

On May 23, 2003, San Jose Water Company filed a General Rate Case application with the CPUC to increase rates by $25,793,000 or 18.2% in 2004, $5,434,000 or 3.2% in 2005, and $5,210,000 or 3.0%
in 2006. San Jose Water Company is seeking these proposed increases to cover higher costs of providing water service, including higher costs of power, purchased water, pump tax, labor, security, water quality testing and reporting, and to allow for necessary improvements to the water system. San Jose Water Company is also requesting rate recovery of the current balance of $71,000 in its Water Contamination Memorandum Account, as well as recovery of an under-collection of $382,000 accrued in its pre-November 29, 2001 Balancing Account. Finally, San Jose Water Company is requesting a rate of return on equity of 11.5% for the years 2004 through 2006. A CPUC decision on the application is expected in late 2003.

On September 30, 2002, Governor Davis signed the interim rate bill (AB 2838), sponsored by the California water utility industry, into law. The bill allows for the implementation of interim water rates in general rate cases when the CPUC fails to establish new rates in accordance with the established rate case schedule. The interim rates would be based on a water company's existing rates increased for the amount of inflation since the last approved rate adjustment. The bill also allows for revenue true-up from the time of the implementation of the interim rates to the time of the CPUC's ultimate decision in the rate case. In principal, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases. The bill went into effect on January 1, 2003.

     Balancing Account Recovery Procedures

On November 29, 2001, the CPUC issued Resolution W-4294 (Resolution) implementing significant changes in the long-established offset rate increase and balancing account recovery procedures applicable to water utilities. As required by the Resolution, in December 2001 the CPUC opened an Order Instituting Rulemaking (OIR) to evaluate existing balancing account and offset rate practices and policies. On December 17, 2002, the CPUC issued an interim OIR decision authorizing water utilities to recover the balancing account balances accrued prior to November 29, 2001 if the utility is not over-earning as measured on a pro-forma basis. San Jose Water Company has accrued an under-collection of $382,000 in its balancing account prior to November 29, 2001. For the period from November 29, 2001 to June 30, 2003, San Jose Water Company has accumulated an over-collection of $178,000. Therefore, the balancing account has a net under-collected balance of $204,000.

On June 19, 2003 the CPUC issued its final OIR decision (D.03-06-
072) in which the CPUC revised the existing procedures for recovery of under collections and over collections in balancing accounts existing on or after November 29, 2001 as follows: (1) If a utility is within its rate case cycle and is not over earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over earning, the utility's recovery of expenses from the balancing accounts will be reduced by the amount of the over earning, again subject to reasonableness review. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The CPUC is currently in the process of scheduling workshops to determine how these new requirements will ultimately be implemented.

As of June 30, 2003 San Jose Water Company has received all its offset rate requests. Any future impact on San Jose Water Company's ability to recover balancing account balances and receive offset rate increases cannot be determined until San Jose Water Company's next offset rate increase request scheduled for July, 2004.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK
         -----------------------------------------------------

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


ITEM 4.   CONTROLS AND PROCEDURES
          -----------------------

      (a)  Evaluation of disclosure controls and procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosures controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b)  Changes in Internal Controls over Financial Reporting.

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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


ITEM 5.  OTHER INFORMATION
         -----------------

On July 29, 2003, the Board of Directors of the SJW Corp.
declared the regular quarterly dividend of $.7275 per common share. The dividend will be paid September 1, 2003, to shareholders of record as of the close of business on August 11, 2003.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

       (a) Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index located immediately following the Certifications of this document which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2003.

       (b)  Reports on Form 8-K

SJW Corp. filed a current report on Form 8-K with the Securities and Exchange Commission on July 31, 2003 which announced the financial results of SJW Corp. for the second quarter of 2003.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW Corp.




Date:   August 8, 2003      By   /s/ ANGELA YIP
                                 ------------------------
                                 ANGELA YIP
                                 Chief Financial Officer &
                                 Treasurer


                          EXHIBIT INDEX

Exhibit No.               Description of Document
----------------------------------------------------------------
10.18     San Jose Water Company Executive Supplemental
          Retirement Plan adopted by San Jose Water Company Board of Directors, as restated to reflect amendments made through May 1, 2003. (1) (2)

10.19     SJW Corp. Executive Severance Plan adopted by SJW Corp.
          Board of Directors, as restated to reflect amendments made through May 1, 2003. (2)

10.20     SJW Corp. Long-Term Incentive Plan, adopted by SJW
          Corp. Board of Directors, as amended on March 3, 2003.
          (1) (2)

10.21 Chief Executive Officer Employment Agreement, as restated on June 27, 2003. (1) (2)

10.22 Standard Form of Stock Option Agreement-subject to changes per Employment Agreement, as adopted by the SJW
          Corp. Board of Directors on April 29, 2003.  (1) (2)

10.23     Chief Executive Officer SERP Deferred Restricted Stock
          Award, as restated on June 27, 2003.  (1) (2)

10.24     Form of Stock Option Agreement with Dividend Equivalent
          Agreement as adopted by the Board of Directors on April 29, 2003. (1) (2)

31.1      Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
          President and Chief Executive Officer.  (1)

31.2      Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
          Chief Financial Officer and Treasurer.  (1)

32.1      Certification Pursuant to 18 U.S.C. Section 1350 by
          President and Chief Executive Officer, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.  (1)

32.2      Certification Pursuant to 18 U.S.C. Section 1350 by
          Chief Financial Officer and Treasurer, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.  (1)

(1)  Filed currently herewith.
(2)  Management contract or compensatory plan or agreement.