Form 10-Q/A
period 2003-06-30
SJW CORP
filed 2003-08-12
CIK 766829

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes X No
                                                         --   --

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of the date of this report are 3,045,147.