Form 10-Q
period 2003-09-30
SJW CORP
filed 2003-11-14
CIK 766829

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                             FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2003
----------------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes X No
                                                         --   --


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


                   PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                    SJW CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME
                           (UNAUDITED)
          (In thousands, except share and per share data)

                           THREE MONTHS ENDED  NINE MONTHS ENDED
                               SEPTEMBER 30        SEPTEMBER 30
                              2003      2002      2003     2002
                          --------------------------------------
OPERATING REVENUE          $49,334    46,153  $115,093  112,567
OPERATING EXPENSE:
 Operation:
   Purchased water          13,371    12,868    28,291   29,174
   Power                     2,147     2,308     4,260    5,496
   Pump taxes                7,498     6,691    13,767   15,405
   Other                     7,194     6,603    21,215   18,821
 Maintenance                 2,069     1,836     5,745    5,811
 Property taxes and other
   nonincome taxes           1,313     1,015     3,804    3,192
 Depreciation and
   amortization              3,831     3,504    11,396   10,507
 Income taxes                4,024     3,931     8,496    7,672
                          --------------------------------------
Total operating expense    $41,447    38,756   $96,974   96,078
                          --------------------------------------
OPERATING INCOME             7,887     7,397    18,119   16,489

Gain on sale of nonutility
 Property, net of taxes          -         -     3,030        -
Interest on long-term debt  (2,178)   (1,953)   (6,370)  (6,113)
Dividends                      309       308       928      924
Other, net                     (51)       24       (32)     216
                          --------------------------------------
NET INCOME                 $ 5,967     5,776   $15,675   11,516
                          ======================================
Other comprehensive
 income (loss):
 Unrealized income (loss)
  on investment             (2,541)      363     2,376     (242)
 Income taxes related to
  other comprehensive
   income (loss)             1,042      (149)     (974)      99
                          --------------------------------------
Other comprehensive
 income (loss), net         (1,499)      214     1,402     (143)
                          --------------------------------------
COMPREHENSIVE INCOME       $ 4,468     5,990   $17,077   11,373
                          ======================================
Earnings per share
 - Basic                   $  1.96      1.90   $  5.15     3.78
 - Diluted                 $  1.96      1.90   $  5.14     3.78

Comprehensive income
 per share
 - Basic                   $  1.47      1.97   $  5.61     3.73
 - Diluted                 $  1.46      1.97   $  5.60     3.73

Dividends per share           0.72      0.69      2.18     2.07

Weighted average shares
 outstanding
 - Basic                 3,045,147 3,045,147 3,045,147 3,045,147
 - Diluted               3,050,944 3,045,147 3,047,079 3,045,147


See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.




                         SJW CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                            (In thousands)

                                     SEPTEMBER 30   DECEMBER 31
ASSETS                                     2003          2002
---------------------------------------------------------------
UTILITY PLANT                          $570,822      $541,919
Less accumulated depreciation
  and amortization                      172,370       161,576
                                      -----------------------
  Net utility plant                     398,452       380,343
NONUTILITY PROPERTY                      27,461        12,083
Less accumulated depreciation             1,945         1,596
                                       ----------------------
  Net nonutility property                25,516        10,487
CURRENT ASSETS:
  Cash and equivalents                   13,625           324
  Accounts receivable and accrued
    utility revenue                      24,386        16,721
  Prepaid expenses and other              2,080         1,654
                                       ----------------------
  Total current assets                   40,091        18,699
OTHER ASSETS:
  Investment in California Water
    Service Group                        28,390        26,014
  Investment in joint venture             1,165         1,144
  Unamortized debt issuance and
    reacquisition costs                   3,487         3,493
  Goodwill                                1,744         1,744
  Regulatory assets                       7,002         6,013
  Other                                   6,065         5,286
                                       ----------------------
  Total other assets                     47,853        43,694
                                       ----------------------
                                       $511,912      $453,223
                                       ======================
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                         $  9,516      $  9,516
  Additional paid-in capital             13,131        12,357
  Retained earnings                     137,272       128,242
  Accumulated other comprehensive
    income                                4,786         3,384
                                       ----------------------
  Shareholders' equity                  164,705       153,499
  Long-term debt                        139,798       110,000
                                       ----------------------
  Total capitalization                  304,503       263,499
CURRENT LIABILITIES:
  Line of credit                              -        11,450
  Accrued pump taxes and
    purchased water                       6,791         3,144
  Purchased power                         1,567         1,219
  Accounts payable                        4,491           381
  Accrued interest                        2,205         3,244
  Accrued taxes                           3,956           634
  Other current liabilities               4,972         3,528
                                       ----------------------
  Total current liabilities              23,982        23,600
DEFERRED INCOME TAXES AND CREDITS        36,070        29,704
ADVANCES FOR AND CONTRIBUTIONS IN
  AID OF CONSTRUCTION                   135,985       126,714
OTHER NONCURRENT LIABILITIES             11,372         9,706
                                       ----------------------
                                       $511,912      $453,223
                                       ======================

See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.


                     SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30
                                                 2003      2002
----------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                  $15,675   $11,516
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization              11,396    10,507
    Deferred income taxes and credits           4,262       320
    Gain on sale of nonutility property, net
      of taxes                                 (3,030)        -
    Changes in operating assets and
      liabilities:
      Accounts receivable and accrued utility
        revenue                                (7,665)  (8,935)
      Accounts payable, purchased power and
        other current liabilities               5,858     6,706
      Accrued pump taxes and purchased water    3,647     3,622
      Accrued taxes                             3,322     3,392
      Accrued interest                         (1,039)   (1,012)
      Other noncurrent assets and noncurrent
        liabilities                               468     1,276
      Other changes, net                         (794)   (1,515)
                                               -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      32,100    25,877
                                               -----------------
INVESTING ACTIVITIES:
  Additions to utility plant                  (30,263)  (33,299)
  Additions to nonutility property            (15,615)     (335)
  Cost to retire utility plant, net of
    salvage                                      (496)     (672)
  Proceeds from sale of nonutility property     5,370         -
                                               -----------------
NET CASH USED IN INVESTING ACTIVITIES         (41,004)  (34,306)
                                               -----------------
FINANCING ACTIVITIES:
  Repayments for line of credit,
   net of borrowings                          (11,450)   (1,450)
  Long-term borrowings, net of repayments      29,842         -
  Dividends paid                               (6,645)   (6,303)
  Advances for and contributions in aid
   of construction                             11,733    12,987
  Refunds of advances for construction         (1,275)   (1,188)
                                               -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      22,205     4,046
                                               -----------------
NET CHANGE IN CASH AND EQUIVALENTS             13,301   $(4,383)
                                               -----------------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD         324     5,021
                                               -----------------
CASH AND EQUIVALENTS, END OF PERIOD           $13,625   $   638
                                               -----------------
Cash paid during period for:
  Interest                                    $ 6,812   $ 6,754
  Income taxes                                  1,558     4,700


See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.


                     SJW CORP. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2003


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

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by residential customers to vary significantly. Due to the seasonal nature of water business, the operating results for interim periods are not indicative of the operating results for a twelve-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater and lower in the winter when cooler temperatures and increased rainfall curtail water usage and sales.

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share and comprehensive income per share are based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp. Long Term Incentive Plan, and income available to common shareholders and comprehensive income, respectively, adjusted for recognized stock compensation expense. For the three and nine months ended September 30, 2003 and 2002, the basic weighted average number of common shares was 3,045,147. For the three and nine months ended September 30, 2003, the diluted weighted average number of common shares outstanding was 3,050,944 and 3,047,079, respectively. There were no common stock equivalents during the three and nine-month periods ended September 30, 2002.

SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility service to its customers.


Note 2.  Long-Term Incentive Plan and Stock-Based Compensation
--------------------------------------------------------------
On April 29, 2003, SJW Corp. executed a technical amendment to its Long-Term Incentive Plan (Incentive Plan) which was originally adopted on April 18, 2002. Under the Incentive Plan, 300,000 common shares have been reserved for issuance. The amended plan allows SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire a meaningful equity interest in the Company. In no event may any one participant in the Incentive Plan receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 100,000 common shares. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses.

Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of grant. The options vest at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At September 30, 2003, 9,643 options were issued and outstanding under the Incentive Plan at an exercise price of $84.00, with a remaining life of 9.33 years, and the average fair value of $16.00, at the date of grant.

SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at the grant date as a basis for determining stock-based compensation costs for financial reporting purposes. The assumptions utilized include: expected dividend yield - 3.4%, expected volatility - 27%, risk-free interest rate - 2.86%, expected holding period - five years.

For the three and nine months ended September 30, 2003, the Company has recognized stock compensation expense, for the 9,643 options granted to its executives, of $10,000 and $16,000, respectively.

As of September 30, 2003, 13,890 restricted stock units have been granted to a key employee of the Company, which vest over a period of three years. Following SFAS No. 123, the restricted stock was valued at the market price of $84.00 per share at the date of grant, which is being recognized as compensation expenses over the vesting period. For the three and nine months ended September 30, 2003, the Company has recognized stock compensation expense of $117,000.

SJW Corp. has a Deferred Restricted Stock Program for non-employee Board members whereby members can elect to receive their existing and future cash pension benefit, and annual retainer fees in restricted stock units under the program. Directors who elect to participate in the program will receive an annual grant of the right to receive Deferred Restricted Stock in lieu of receiving a cash pension benefit, an amount equivalent to the annual retainer fee, upon retirement. The number of shares of each annual Deferred Restricted Stock award will equal to the amount of the aggregate annual retainer, as of the date of grant, divided by the fair market value of one share of the Company's common share on the date of grant. Directors can receive a maximum number of ten awards for ten full years of service. With respect to the conversion of existing pension benefits that were accrued before the grant date, the converted shares are fully vested at all times. As of September 30, 2003, 18,508 shares have been granted to the directors under the program at a market price of $85.20 per share. Of these shares granted, 6,829 shares were fully vested at the time of grant and the remaining 11,679 shares vest over a period of three years. In accordance with SFAS No. 123, the Company has recognized stock compensation expense of $104,000 for the three and nine months ended September 30, 2003.

SJW Corp. also has a Dividend Equivalent Rights Agreement which allows holders of options to receive dividend rights each time a dividend is paid on common shares after the option grant date, for a maximum period of four years. Dividend Equivalent Rights for restricted stock units allow holders of restricted stock to receive dividend rights, each time a dividend is paid on common shares after the grant date, until the stock is issued to the holder. The accumulated dividends of the holders will be used to purchase stock units on behalf of the holders at the beginning of the following year using the average fair market value of common shares on each of the dividend dates in the immediately preceding year. The dividend equivalent units shall be vested in the same manner as the options and restricted stock. For the three and nine months ended September 30, 2003, the Company has recognized stock compensation expense for dividend rights of $17,000 and $34,000, respectively.


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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for certain decisions made by FASB as part of the Derivatives Implementation Group process. This statement also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SJW Corp. adopted SFAS No. 149 on July 1, 2003. The adoption of SFAS No. 149 did not have an impact SJW Corp.'s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an entity classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SJW Corp. adopted SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 will not impact SJW Corp.'s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation became effective as of the beginning of the company's third quarter of 2003 for variable interest entities created before February 1, 2003. The adoption of this statement did not have a material impact on SJW Corp.'s financial condition or results of operations.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------


This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including "expect", "estimate", "anticipate" and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled "Factors that May Affect Future Results" and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-K, Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

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

SJW Corp. also owns 1,099,952 shares of California Water Service
Group.

Critical Accounting Policies:
----------------------------

SJW Corp. has identified accounting policies below as the policies critical to the business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect the Company's reported and expected financial results. The Company's critical accounting policies are as follows:

     Balancing Account

The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. Had the balancing account under-collection been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be increased by the amount of balancing account under-collection, less applicable taxes. As of September 30, 2003 and December 31, 2002, San Jose Water Company has a balance of $456,000 and $262,000, respectively, to be collected from its customers.

     Accrued Unbilled Revenue

San Jose Water Company reads the majority of its customer's meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenues from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in operating revenue being adjusted in the period that the revision to the San Jose Water Company's estimates is determined. As of September 30, 2003 and December 31, 2002, accrued utility revenue was $13,700,000 and $6,605,000, respectively. The higher accrued utility revenue at September 30, 2003 reflects the seasonality of the water utility business such that customer consumption is at its peak during the summer months.

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

San Jose Water Company, through its Retirement Plan Administrative Committee managed by the representatives from the unions and management establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of September 30, 2003, the plan assets consist of approximately 30% bonds, 10% cash and 60% equities.
Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation that is below the company's annualized actual rate of return of 10.5% measured from 1984 through 2002. The distributions of assets are conservative and are less affected by market volatility. Furthermore, foreign assets are not included in the investment profile and thus a risk related to foreign exchange fluctuation is minimized.

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

The restricted stock units granted to a key employee of the Company was valued at market price at the date of grant. The Company is correspondingly recognizing the fair market value of the restricted stock granted as compensation expense, over the vesting period of three years.

Additionally, the restricted stock units granted to the non-employee Board members from the conversion of cash pension benefits were valued at market price at the date of grant. The Company is corresponding recognizing the fair market value of the unvested restricted stock granted as compensation expenses, over the vesting period of three years.


Liquidity and Capital Resources:
-------------------------------

San Jose Water Company's budgeted capital expenditures for 2003, exclusive of capital expenditures financed by customer contributions and advances, are $28,667,000 with capital expenditures concentrated in main replacements of approximately
$13,000,000. For the three and nine months ended September 30, 2003, the company-financed additions were $5,636,000 and $20,372,000, respectively.

A four-phased Infrastructure Study, which was started by San Jose Water Company in 1997 with the purpose of establishing a systematic approach to replace its utility facilities, was completed by July 2002. The Infrastructure Study analyzed the San Jose Water Company's pipes and mains and examined all other utility facilities and will be used as a guide for future capital improvement programs, and serve as the master plan for the San Jose Water Company's replacement program for the next 20 years.

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

As of September 30, 2003, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 71%.
SJW Corp. did not make any additional investment in Crystal
Choice Water Service LLC during the first nine months of 2003.

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

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of September 30, 2003. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of September 30, 2003, San Jose Water Company's funded debt was 49% of total capitalization and the net income for preceding twelve months was 401% of interest charges.

San Jose Water Company issued $20,000,000 of Senior Notes Series
G (Notes) on September 2, 2003. Proceeds from the sale of the Notes were used to repay short-term borrowings and will be used to fund construction expenditures.

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

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At September 30, 2003, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $30,000,000. Cost of borrowing averaged 2.57% for the first nine months of 2003. The line of credit expires on July 1, 2005.

Results of Operations
---------------------

Overview
--------

Since the water business is highly seasonal in nature, a comparison of the revenue and expense of the current quarter with the immediately preceding quarter would not be meaningful.
The average usage per metered customer in the third quarter of 2003 approximated that during the third quarter of 2002.

SJW Corp.'s consolidated net income for the third quarter ended September 30, 2003 was $5,967,000, an increase of $191,000 or 3%
from $5,776,000 in the third quarter of 2002. Nine months earnings was $15,675,000, an increase of $4,159,000 or 36% from $11,516,000 for the same period in 2002. The nine months earnings included a gain on sale of nonutility property of $3,030,000, net of tax of $2,105,000, in net income from the same period in 2002.

Operating Revenue
-----------------

                     Consolidated Operating Revenue

                          Three months ended   Nine months ended
                             September 30,        September 30,
                            2003      2002       2003      2002
                         ---------------------------------------
                                       (in thousands)
San Jose Water Company   $48,466   $45,660    $112,532  $110,720
SJW Land Company             585       308       1,673     1,328
Crystal Choice Water
 Service                     283       185         888       519
                         -----------------    ------------------
                         $49,334   $46,153    $115,093  $112,567

Consolidated operating revenue for the three months ended September 30, 2003 increased by $3,181,000 or 7% from $46,153,000 for the same period in 2002. The revenue increase consists of $2,806,000 or 6% from San Jose Water Company, and $375,000 or 1% from SJW Land and Crystal Choice Water Service. The increase in revenue in San Jose Water Company was due to cumulative rate increases of 8%.

For the nine months ended September 30, 2003, the increase of $2,526,000 or 2% in consolidated operating revenue from the same period in 2002, was primarily due to a 4% decrease in customer consumption offset by rate increases during 2003.

The change in consolidated operating revenue was due to the following factors:

                       Three months ended    Nine months ended
                          September 30,         September 30,
                          2003 vs. 2002         2003 vs. 2002
                       Increase/(decrease)   Increase/(decrease)
                      ------------------------------------------
Utility:                             (in thousands)
 Consumption changes    $  (181)    -         $(3,948)   (3%)
 New customers increase      88     -             258     -
 Rate increases           2,899     6%          5,502     5%
Parking and rental          276     1%            344     -
Crystal Choice Water
 Service                     99     -             370     -
                       ---------------      -----------------
                        $ 3,181     7%      $   2,526     2%
                       ===============      =================



Operating Expenses, Excluding Income Taxes
------------------------------------------
                        Three months ended     Nine months ended
                           September 30,          September 30,
                           2003     2002          2003     2002
                        ----------------------------------------
                                   (in thousands)
San Jose Water Company  $36,676   34,209       $86,296   86,654
SJW Land Company            229      147           619      501
Crystal Choice Water
 Service                    381      231         1,066      775
SJW Corp.                   137      238           497      476
                        ----------------       -----------------
                        $37,423   34,825       $88,478   88,406
                        ================       =================

The change in consolidated operating expenses, excluding income taxes, from the same period in 2002 was due to the following factors:

                      Three months ended      Nine months ended
                         September 30,          September 30,
                         2003 vs. 2002          2003 vs. 2002
                      Increase/(decrease)    Increase/(decrease)
                       -----------------------------------------
                                  (in thousands)
Production costs:
 Increased surface
  water supply          $  (505)   (1%)        $(3,023)   (3%)
 Decrease in usage
  and new customers        (249)   (1%)         (3,248)   (4%)
 Pump tax and purchased
  water price increase    2,105     6%           2,846     3%
 Energy price and usage    (202)   (1%)           (332)    -
                        --------------         --------------
Total production costs    1,149     3%          (3,757)   (4%)
Other operating expense     591     2%           2,394     3%
Maintenance                 233     -              (66)    -
Property taxes and other
 nonincome taxes            298     1%             612     -
Depreciation and
 amortization               327     1%             889     1%
                        --------------         --------------
                        $ 2,598     7%         $    72     -
                        ==============         ==============

Total water production costs increased $1,149,000 for the third quarter of 2003. The increase in water production costs was primarily attributable to 10% rate increases or $2,105,000 in the cost of purchased water and pump tax from Santa Clara Valley Water District (SCVWD) in July 2003, which were partially offset by the greater availability of the less costly surface water supply and a slight decrease in customer consumption.

For the nine months ended September 30, 2003, the decrease of $3,757,000 in total water production costs from the same period in 2002 was primarily attributable to the greater availability of the less costly surface water supply and a decrease in customer consumption, partially offset by rate increases in the cost of purchased water and pump tax from SCVWD.

San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD. Surface water supply is the least expensive source of water and the availability of a higher surface water supply reduced water production costs in the third quarter of 2003 by approximately $505,000 and the first nine months of 2003 by approximately $3,023,000.

The change in San Jose Water Company's source of supply mix was as follows:


                       Three months ended      Nine months ended
                          September 30,          September 30,
                          2003 vs. 2002          2003 vs. 2002
                     Increase/(decrease)     Increase/(decrease)
                      -----------------------------------------
                                 (in million gallons)
Purchased water           (559)     (3%)        (2,017)    (5%)
Ground water               100       1%         (2,483)    (6%)
Surface water              392       2%          2,345      6%
Reclaimed water             (8)      -             (40)     -
                        ---------------         --------------
                           (75)      -          (2,195)    (5%)
                        ===============         ==============

The changes in the source of supply mix were consistent with the changes in the water production costs.

Consolidated operating expense in the third quarter of 2003, excluding income taxes and production costs (such expense includes non-production operation costs, maintenance, property taxes and other nonincome taxes, and depreciation and amortization), increased $1,449,000 or 11% compared to the same period in 2002. The increases included $283,000 in pension costs primarily as a result of the decline in the market value of retirement trust assets, $255,000 in salaries and wages in accordance with bargaining unit wage escalation and new hires, $298,000 in property taxes and other nonincome taxes and $235,000 in business and employee insurance costs. Depreciation increased $327,000 due to higher investment in utility plants.

Income tax expense for the third quarter of 2003 was $4,024,000 compared to $3,931,000 for the same period in 2002, representing an increase of $93,000 due to higher earnings in 2003. The effective income tax rates for the third quarter of 2003 and 2002 approximated 40% and 41%, respectively.

Other income for the nine-month period ended September 30, 2003 includes an after-tax gain of $3,030,000 on the sale of a nonutility property. In April 2003, SJW Corp. reinvested the sale proceeds in two income properties in the states of Connecticut and Florida. Please refer to Note 3. "Sale of Nonutility Property" under "Notes to Unaudited Condensed Consolidated Financial Statements" in Item 1. "Financial Statements".

The decrease in other income and expense of $299,000 for the third quarter of 2003 from the same period in 2002, was a result of higher interest expenses due to higher average borrowing and the issuance of Series G senior notes.

The changes in the comprehensive income and comprehensive loss for the three and nine months ended September 30, 2003 and 2002 were due to the changes in market value of investment in California Water Service Group.


Factors That May Affect Future Results
--------------------------------------

Pension and Insurance
---------------------

In 2003, pension accruals increased $1,113,000 on an annual basis primarily due to the decline in valuation of the retirement plan portfolio in 2002. Market conditions, not changes in operating risk or loss experience, were the sole reason for the Company's average liability and workman's compensation insurance cost increase of 23% in the third quarter of 2003 after adjustments in self-insured retentions. Pension and insurance expenses are expected to continue to negatively impact the financial condition and results of operations.

Nonregulated Operations
-----------------------

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with Valley Transportation Agency
(VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As a part of the proceedings, VTA has transferred funds from the escrow account into court deposit to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property will be determined by the court or by way of settlement between SJW Land Company and VTA. This transaction will be recorded and it is expected to result in an increase to net income when the compensation issue is settled or a final court order is rendered.

Water Supply and Energy Resources
---------------------------------

San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2003 was well above the 30-year normal aquifer storage point.

On October 16, 2003, the SCVWD's ten reservoirs were 40% full with 68,000 acre-feet of water in storage. The rainfall in the winter of 2003 was about average.

On September 30, 2003, local surface water in San Jose Water
Company's impoundments was at 40% of capacity. Local surface water is a less costly source of water and its availability significantly impacts the results of operations.

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

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000, exclusive of the years 2001 to 2002 expenditures. These improvements shall be incorporated into the capital budgets to be completed by 2005. For the nine months ended September 30, 2003 and the twelve months ended December 31, 2002, $335,000 and $479,000, respectively, were spent on capital projects to improve and enhance security. Approximately $265,000 will be spent in the remaining three months in 2003. Once completed, San Jose Water Company believes it will have substantially reduced its vulnerability to terrorists' attack. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.

San Jose Water Company has revised its Emergency Response Plans
(ERP) and met the September 30, 2003 deadline set forth by the legislation.


Regulatory Affairs
------------------

     Rates and Regulations

Almost all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. San Jose Water Company's most recent rate decision, approved in April 2001, authorized a return on common equity in 2001, 2002 and 2003 of 9.95%. This is within the range of recent rates of return authorized by the CPUC for water utilities. San Jose Water Company received step rate increases in January totaling about 3% to recover projected operating cost increase for 2003. San Jose Water Company also received offset rate increases in March and July 2003 totaling about $6,000,000 or 4% to recover the increased costs associated with the transfer of the maintenance responsibility for approximately 12,000 fire hydrants from the City of San Jose to San Jose Water Company, as well as the increased cost of purchased water and higher pump tax charged to San Jose Water Company by the Santa Clara Valley Water District.

On May 23, 2003, San Jose Water Company filed a General Rate Case application with the CPUC to increase rates by $25,793,000 or 18.2% in 2004, $5,434,000 or 3.2% in 2005, and $5,210,000 or
3.0% in 2006. San Jose Water Company is seeking these proposed increases to cover higher costs of providing water service, including higher costs of power, purchased water, pump tax, labor, security, water quality testing and reporting, and to allow for necessary improvements to the water system. San Jose Water Company is also requesting rate recovery of the current balance of $71,000 in its Water Contamination Memorandum Account, as well as recovery of an under-collection of $382,000 accrued in its pre-November 29, 2001 Balancing Account. Finally, San Jose Water Company is requesting a rate of return on equity of 11.5% for the years 2004 through 2006. A CPUC decision on the application is expected in early 2004.

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

     Balancing Account Recovery Procedures

On November 29, 2001, the CPUC issued Resolution W-4294 (Resolution) implementing significant changes in the long-established offset rate increase and balancing account recovery procedures applicable to water utilities. As required by the Resolution, in December 2001 the CPUC opened an Order Instituting Rulemaking (OIR) to evaluate existing balancing account and offset rate practices and policies. On December 17, 2002, the CPUC issued an interim OIR decision authorizing water utilities to recover the balancing account balances accrued prior to November 29, 2001 if the utility is not over-earning as measured on a pro-forma basis. San Jose Water Company has accrued an under-collection of $382,000 in its balancing account prior to November 29, 2001. For the period from November 29, 2001 to September 30, 2003, San Jose Water Company has accumulated an under-collection of $74,000. Therefore, the balancing account has a net under-collected balance of $456,000.

On June 19, 2003 the CPUC issued its final OIR decision (D.03-06-072) in which the CPUC revised the existing procedures for recovery of under collections and over collections in balancing accounts existing on or after November 29, 2001 as follows: (1) If a utility is within its rate case cycle and is not over earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over earning, the utility's recovery of expenses from the balancing accounts will be reduced by the amount of the over earning, again subject to reasonableness review. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The CPUC is currently in the process of scheduling workshops to determine how these new requirements will ultimately be implemented.

As of September 30, 2003 San Jose Water Company has received all its offset rate requests. Any future impact on San Jose Water Company's ability to recover balancing account balances and receive offset rate increases cannot be determined until San Jose Water Company's next offset rate increase request scheduled for July, 2004. The CPUC is currently in the process of scheduling workshops to determine how these new requirements will ultimately be implemented.


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


                      PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with Valley Transportation Agency
(VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As a part of the proceedings, VTA has transferred funds from the escrow account into court deposit to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property will be determined by the court or by way of settlement between SJW Land Company and VTA. This transaction will be recorded and it is expected to result in an increase to net income when the compensation issue is settled or a final court order is rendered.

SJW Corp. is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, there are no other pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on the Company's financial position, results of operations or cashflows.


ITEM 5.  OTHER INFORMATION
         -----------------

On October 28, 2003, the Board of Directors of SJW Corp.
declared the regular quarterly dividend of $.7275 per common share. The dividend will be paid December 1, 2003, to shareholders of record as of the close of business on November
10, 2003.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
(a) Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index located immediately following the Certifications of this document which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 2003.

(b) Reports on Form 8-K

SJW Corp. filed a current report on Form 8-K with the Securities and Exchange Commission on August 1, 2003 which announced the financial results of SJW Corp. for the second quarter of 2003.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW Corp.




Date:   November 13, 2003        By   /s/ ANGELA YIP
                                 ------------------------
                                 ANGELA YIP
                                 Chief Financial Officer &
                                 Treasurer


                          EXHIBIT INDEX

Exhibit No.               Description of Document
----------------------------------------------------------------


10.25     Form of Directors Deferred Restricted Stock Program as
          adopted by SJW Corp. Board of Directors on July 29, 2003. Filed as an Exhibit to 10-Q for the period ending
          September 30, 2003.  S.E.C. File No. 1-8966.   (1)(2)

10.26 Form of Directors Annual Retainer Fee Deferred Election Agreement, as adopted by SJW Corp. Board of Directors on July 29, 2003. Filed as an Exhibit to 10-Q for the period
          ending September 30, 2003.  S.E.C. File No. 1-8966.   (1)(2)

31.1      Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
          President and Chief Executive Officer.  (1)

31.2      Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
          Chief Financial Officer and Treasurer.  (1)

32.1      Certification Pursuant to 18 U.S.C. Section 1350 by
          President and Chief Executive Officer, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.  (1)

32.2      Certification Pursuant to 18 U.S.C. Section 1350 by
          Chief Financial Officer and Treasurer, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.  (1)


   (1)  Filed currently herewith.
   (2)  Management contract or compensatory plan or agreement.