Form 10-K
period 2003-12-31
SJW CORP
filed 2004-03-12
CIK 766829

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                      or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Registrant's telephone number, including area code 408-279-7800

           Securities Registered Pursuant to Section 12(b) of the Act:

          Title of each class         Name of each exchange on which registered
          -------------------         -----------------------------------------
  Common Stock, Par Value $1.042             American Stock Exchange

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

                               Yes |X|  No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

      The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2003 was $183,036,524.

      Shares of common stock outstanding on March 7, 2004 - 9,135,441.

                       Documents Incorporated by Reference

      Portions of the Registrant's Proxy Statement relating to the Registrant's 2004 Annual Meeting of Shareholders, to be held on April 29, 2004, are incorporated by reference into Part III of this Form 10-K where indicated.

================================================================================

                                  EXHIBIT INDEX

      The Exhibit Index to this Form 10-K is located in Part IV, Item 15 of this document.

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                       -----
                                                PART I

Forward-Looking Statements .........................................................................     2
Item 1.  Business ..................................................................................     2
         a. General Development of Business ........................................................     2
         b. Financial Information About Industry Segments ..........................................     3
         c. Narrative Description of Business ......................................................     4
            General ................................................................................     4
            Water Supply ...........................................................................     4
            Franchises .............................................................................     5
            Seasonal Factors .......................................................................     5
            Competition and Condemnation ...........................................................     5
            Environmental Matters ..................................................................     6
            Employees ..............................................................................     6
         d. Financial Information About Foreign and Domestic Operations and Export Sales ...........     8
Item 2.  Properties ................................................................................     8
Item 3.  Legal Proceedings .........................................................................     8
Item 4.  Submission of Matters to a Vote of Security Holders .......................................     8

                                               PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .....................     9
         a. Market Information .....................................................................     9
         b. Holders ................................................................................     9
         c. Dividends ..............................................................................     9
Item 6.  Selected Financial Data ...................................................................    10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....    10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................................    26
Item 8.  Financial Statements and Supplementary Data ...............................................    27
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ......    47
Item 9A. Controls and Procedures ...................................................................    47

                                               PART III

Item 10. Directors and Executive Officers of the Registrant ........................................    47
Item 11. Executive Compensation ....................................................................    48
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
         Matters ...................................................................................    48
Item 13. Certain Relationships and Related Transactions ............................................    48

                                               PART IV

Item 14. Principal Accountant Fees and Services ....................................................    48
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........................    48
Exhibit Index ......................................................................................    50
Signatures .........................................................................................    53

                                    PART I

Forward-Looking Statements

      This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words such as "expect", "estimate", "anticipate", "intends", "seeks", "plans", "projects", variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled "Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time.

      SJW Corp. undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements for any reason.

Item 1. Business

(a) General Development of Business

      SJW Corp. (the Corporation) was incorporated in California on February 8, 1985. SJW Corp. is a holding company with three subsidiaries.

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

      SJW Land Company, a wholly owned subsidiary, was incorporated in 1985. SJW Land Company owns and operates parking facilities, which are located adjacent to San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings, other undeveloped land primarily in the San Jose Metropolitan area, some properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

      Crystal Choice Water Service LLC, a 75% majority-owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning and purification equipment.

      SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 7% of its outstanding shares as of December 31, 2003.

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

      The purpose of an offset rate increase is to compensate utilities for increases in specific expenses, such as those for purchased water, pump tax or purchased power.

      Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which revenue offsets have been authorized (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. At December 31, 2003, the balancing account had a net over-collected balance of $7,000, which included an under-collection of $382,000 accrued prior to November 29, 2001 and an over-collection of $389,000 accrued for the period from November 30, 2001 through December 31, 2003. The net under-collected balance of $262,000 as of December 31, 2002 included the aforementioned under-collection of $382,000 and an over-collection of $120,000 accrued for the period from November 30, 2001 through December 31, 2002.

      On September 30, 2002, the interim rate relief bill (AB2838) was signed into law. The bill allows for the implementation of interim water rates in general rate cases when the CPUC fails to establish new rates in accordance with the established rate case schedule. The interim rates would be based on a water company's existing rates increased for the amount of inflation since the last approved rate adjustment. The bill also allows for revenue true-up from the time of the implementation of the interim rates to the time of the CPUC's ultimate decision in the rate case. In principle, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases. The bill was codified as Public Utilities Code Section 455.2 and became effective on January 1, 2003. Since a CPUC decision on the requested rates on the General Rate Case application filed with the CPUC on May 23, 2003 has not been issued as of December 31, 2003, the CPUC has allowed San Jose Water Company an interim rate increase of approximately 2% effective January 1, 2004.

      Please also see the heading "Factors That May Affect Future Results" under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(b) Financial Information about Industry Segments

      SJW Corp. is a holding company with three subsidiaries: San Jose Water Company (SJWC), a water utility operation with both regulated and nonregulated businesses, SJW Land Company (SJW Land), which operates parking facilities and commercial building rentals, and Crystal Choice Water Service LLC (CCWS), a water conditioning and purification equipment sale and rental business. The tables below set forth information relating to SJW Corp.'s operating segments. Included in the amounts set forth, certain assets, revenue and expenses have been allocated. The total assets are net of accumulated depreciation.

                                                 Year Ended December 31, 2003
                                                        (in thousands)
                                --------------------------------------------------------------
                                                 SJW                                    SJW
                                    SJWC        Land         CCWS         Corp.        Corp.
                                -----------   --------   ------------   ---------   ----------
  Operating revenue .........    $146,132       2,374        1,226            -      149,732
  Net income (loss) .........      16,979       1,096         (182)*        784       18,677
  Total assets ..............     450,796      28,108          840       31,973      511,717

                                                 Year Ended December 31, 2002
                                                        (in thousands)
                                --------------------------------------------------------------
                                                 SJW                                    SJW
                                    SJWC        Land         CCWS         Corp.        Corp.
                                -----------   --------   ------------   ---------   ----------
  Operating revenue .........    $143,092       1,860          700            -      145,652
  Net income (loss) .........      13,295         674         (350)*        613       14,232
  Total assets ..............     411,787      12,640          780       28,016      453,223

                                                 Year Ended December 31, 2001
                                                        (in thousands)
                                --------------------------------------------------------------
                                                 SJW                                    SJW
                                    SJWC        Land         CCWS         Corp.        Corp.
                                -----------   --------   ------------   ---------   ----------
  Operating revenue .........    $134,047       1,752          284            -      136,083
  Net income (loss) .........      12,721         680         (483)*      1,099       14,017
  Total assets ..............     388,147      11,911          707       30,252      431,017

------------
*     Before minority interest.

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

      In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under terms of a 25-year lease. The system is adjacent to the existing San Jose Water Company service area and has approximately 4,200 service connections. Under terms of the lease, San Jose Water Company paid an up-front $6.8 million concession fee to the City that is being amortized over the contract term. San Jose Water Company is responsible for all aspects of system operation including capital improvements.

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

     Water Supply

      San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the Santa Clara Valley Water District (SCVWD) under the terms of a master contract with SCVWD expiring in 2051. Purchased water provides approximately 40% to 45% of San Jose Water Company's annual production. Surface supply, which during a year of normal rainfall satisfy about 6% to 8% of San Jose Water Company's current annual needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water, increases production costs substantially.

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

      Except in a few isolated cases before 1989 when service had been interrupted or curtailed because of power or equipment failures, construction shutdowns, or other operating difficulties, San Jose Water Company had not at any prior time in its history interrupted or imposed mandatory curtailment of service to any type or class of customer. During the summer of 1989 through March 1993, rationing was imposed intermittently on all customers at the request of SCVWD.

      Groundwater in 2003 remained comparable to the 30-year normal level. On January 29, 2004, the SCVWD's ten reservoirs were 46.7% full with 79,163 acre-feet of water in storage. The rainfall from July 2003 to January 2004 was about the same in comparison to the 30-year average. The delivery of California and Federal contract water to the SCVWD is expected to be met for the season to date. San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year.

      Rainfall at San Jose Water Company's Lake Elsman was measured at 19.71 inches for the season from July 1 through December 31, 2003, which is slightly above the five-year average.

      While the water supply outlook for 2004 is good, California faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. Please also see further discussion at "Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      Franchises

      San Jose Water Company holds franchise rights, water rights, and necessary rights-of-way in the communities it serves as it judges necessary to operate and maintain its facilities in the public streets.

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

      In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with the Valley Transportation Agency (VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed, the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As a part of the proceedings, VTA has transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property will be determined by the court or by way of settlement between SJW Land Company and VTA. This transaction will be recorded and it is expected to result in an increase to net income when the compensation issue is settled or a final court order is rendered.

      Environmental Matters

      San Jose Water Company maintains procedures to produce potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, San Jose Water Company is subject to environmental regulation by various other governmental authorities.

      In December 1998, the United States Environmental Protection Agency (EPA) established more stringent surface water treatment performance standards and new drinking water standards for disinfection byproducts. San Jose Water Company is currently in compliance with both regulations, which became effective January 1, 2002.

      In January 2001, EPA finalized new regulations revising the primary maximum contaminant level (MCL) for arsenic from 50 parts per billion (ppb) down to 10 ppb. San Jose Water Company has monitored its water supply sources for arsenic and is currently in compliance with the new regulations, which will become effective in 2006.

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

      Employees

      As of December 31, 2003, San Jose Water Company had 301 employees, of whom 80 were executive, administrative or supervisory personnel, and of whom 221 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2004 through December 31, 2005. Both groups are affiliated with the AFL-CIO. The agreement includes approximately 3% and 3.5% wage adjustments for union workers for calendar years 2004 and 2005, respectively, with minor benefit modifications.

Executive Officers of the Registrant

           Name              Age                        Offices and Experience
-------------------------   -----   -------------------------------------------------------------
W.R. Roth ...............    51     SJW Corp. - President and Chief Executive Officer of the
                                    Corporation. Prior to becoming Chief Executive Officer in
                                    1999, he was President from October 1996, Vice President
                                    from April 1992 until October 1996. Mr. Roth has served as a director of SJW Corp., San Jose Water Company and SJW
                                    Land Company since 1994.
R.J. Balocco ............    54     San Jose Water Company - Vice President, Corporate
                                    Communications. Prior to becoming Vice President,
                                    Corporate Communications in 1995, he was Vice President,
                                    Administration from April 1992. Mr. Balocco has been with
                                    San Jose Water Company since 1982.
G.J. Belhumeur ..........    58     San Jose Water Company - Senior Vice President,
                                    Operations. Prior to becoming Sr. Vice President of
                                    Operations, he was Vice President of Operations since 1996.
                                    Mr. Belhumeur has been with San Jose Water Company since
                                    1970.
D. Drysdale .............    48     San Jose Water Company - Vice President, Information
                                    Services. Prior to becoming Vice President, Information
                                    Services in 1999, he was Director of Information Services
                                    from 1998 and Data Processing Manager since 1994. Mr.
                                    Drysdale joined San Jose Water Company in 1992.
J. Johansson ............    58     San Jose Water Company - Vice President, Human
                                    Resources. Prior to becoming Vice President, Human
                                    Resources in 1999, he was Director of Human Resources in
                                    1998. Prior to 1998 he was Personnel Manager. Mr.
                                    Johansson has been with San Jose Water Company since
                                    1976.
R.J. Pardini ............    58     San Jose Water Company - Vice President, Chief Engineer.
                                    Prior to becoming Vice President, Chief Engineer in 1996, he was Chief Engineer. Mr. Pardini has been with San Jose
                                    Water Company since 1987.
A. Yip ..................    50     SJW Corp. - Chief Financial Officer and Treasurer since
                                    October 1996, and Vice President, Finance of San Jose Water
                                    Company as of January 1999. Prior to Vice President,
                                    Finance, Ms. Yip served as Chief Financial Officer and
                                    Treasurer from October 1994 until December 1999. Ms. Yip
                                    has been with San Jose Water Company since 1986.
R.S. Yoo ................    53     San Jose Water Company - Senior Vice President,
                                    Administration from April 2003. Prior to April 2003, he was
                                    Vice President, Water Quality. Mr. Yoo has been with San
                                    Jose Water Company since 1985.
R.A. Loehr ..............    57     SJW Corp. and San Jose Water Company - Secretary. He
                                    has served as Secretary since March 1, 1998 and has been
                                    with San Jose Water Company since 1987 and serves as its
                                    attorney.
V.K. Wong ...............    34     San Jose Water Company - Controller. He has been with
                                    San Jose Water Company since December 16, 2002. He
                                    served as Director of Finance for Golden State Warriors
                                    from October 1998 until October 2002 and prior to October
                                    1998, Mr. Wong was a senior auditor for KPMG LLP.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

      Substantially, all of SJW Corp.'s revenue and expense are derived from operations located in the County of Santa Clara in the State of California.

      SJW Corp.'s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Corp.'s website at http://www.sjwater.com, as soon as reasonably practicable after the Corporation electronically files such material with, or furnish such material to, the Securities and Exchange Commission.

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

      San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 255 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 29 million gallons per day. During 2003, a maximum and average of 211 million gallons and 132 million gallons of water per day, respectively, were delivered to the system.

      San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

      SJW Land Company owns approximately eight acres of property adjacent to San Jose Water Company's general office facilities, approximately 28 acres of property in the states of Florida and Connecticut, and approximately five undeveloped acres of land and commercial properties primarily in the San Jose metropolitan area. The majority of the land adjacent to San Jose Water Company is used as surface parking facilities and generates approximately 31% of SJW Land Company's revenue. Under a ten-year lease expiring January 1, 2010, San Jose Water Company leased half of the office space of SJW Land Company's 1265 South Bascom Avenue building as its engineering headquarters. Approximately 20% of SJW Land Company's revenue is generated from this commercial building. SJW Land Company has sold San Tomas station, a nonutility property in March 2003 and subsequently in April 2003, reinvested the property sale proceeds by acquiring two income producing properties in the States of Connecticut and Florida. Approximately 32% of SJW Land's revenue is generated from these two income producing properties. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership that owns and operates an office building.

Item 3. Legal Proceedings

      SJW Corp. is subject to ordinary routine litigation incidental to its business. Other than as disclosed regarding the eminent domain proceeding in "Competition and Condemnation" under Item 1, "Business", there are no other pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on the Corporation's financial position, results of operations or cashflows.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) Market Information

      Exchange

      SJW Corp.'s common stock is traded on the American Stock Exchange under the symbol "SJW".

      Stock Split

      On March 1, 2004, SJW Corp. effected a three-for-one split on the Corporation's common stock for holders of record on February 10, 2004. The share and per share data presented herein has been adjusted to reflect the aforementioned stock split.

      High and Low Sales Prices

      The information required by this item as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 2003 and 2002 fiscal years is contained in the section captioned "Market Price Range of Stock" in the tables set forth in Note 15 of "Notes to Consolidated Financial Statements" in
Part II, Item 8.

(b) Holders

      There were 700 record holders of SJW Corp.'s common stock on December 31, 2003.

(c) Dividends

      Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 241 consecutive quarters and the quarterly rate has been increased during each of the last 36 years. The information required by this item as to the cash dividends paid on common stock in 2003 and 2002 is contained in the section captioned "Dividends per share" in the tables set forth in Note 15 of "Notes to Consolidated Financial Statements" in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Item 6. Selected Financial Data

                          FIVE YEAR STATISTICAL REVIEW

                           SJW CORP. AND SUBSIDIARIES

                                                              2003          2002         2001         2000         1999
                                                         -------------- ------------ ------------ ------------ -----------
Consolidated Results of Operations (in thousands)
Operating revenue ......................................   $  149,732      145,652      136,083      123,157     117,001
Operating expense:
 Operation .............................................       88,241       89,137       84,156       76,622      69,264
 Maintenance ...........................................        7,724        7,866        7,090        6,881       6,638
 Taxes .................................................       15,588       14,078       11,770       11,496      12,713
 Depreciation and amortization .........................       15,225       14,013       13,240       11,847      10,235
                                                           ----------      -------      -------      -------     -------
   Total operating expense .............................      126,778      125,094      116,256      106,846      98,850
                                                           ----------      -------      -------      -------     -------
Operating income .......................................       22,954       20,558       19,827       16,311      18,151
Interest expense, other income and deductions ..........        4,277        6,326        5,810        5,646       2,267
                                                           ----------      -------      -------      -------     -------
Net income .............................................       18,677       14,232       14,017       10,665      15,884
Dividends paid .........................................        8,861        8,405        7,834        7,491       7,379
                                                           ----------      -------      -------      -------     -------
Invested in the business ...............................   $    9,816        5,827        6,183        3,174       8,505
                                                           ==========      =======      =======      =======     =======
Consolidated Per Share Data
Net income .............................................   $     2.04         1.56         1.53         1.17        1.73
Dividends paid .........................................   $     0.97         0.92         0.86         0.82        0.80
Shareholders' equity at year-end .......................   $    18.21        16.80        16.35        15.80       15.75
Consolidated Balance Sheet (in thousands)
Utility plant and intangible assets ....................   $  583,709      541,919      507,227      462,892     432,262
Less accumulated depreciation and amortization .........      174,985      161,576      149,721      139,396     129,828
                                                           ----------      -------      -------      -------     -------
   Net utility plant ...................................      408,724      380,343      357,506      323,496     302,434
                                                           ----------      -------      -------      -------     -------
Nonutility property ....................................       27,629       10,487       10,309        9,979      10,133
Total assets ...........................................      511,717      453,223      431,017      391,930     372,427
Capitalization:
 Shareholders' equity ..................................      166,368      153,499      149,354      144,325     143,894
 Long-term debt ........................................      139,614      110,000      110,000       90,000      90,000
                                                           ----------      -------      -------      -------     -------
   Total capitalization ................................   $  305,982      263,499      259,354      234,325     233,894
                                                           ==========      =======      =======      =======     =======
Other Statistics - San Jose Water Company
Customers at year-end ..................................      220,100      219,400      219,000      218,500     217,200
Average revenue per customer ...........................   $   664.99       652.79       612.78       556.99      534.98
Investment in utility plant per customer ...............   $    2,652        2,470        2,316        2,118       1,990
Miles of main at year-end ..............................        2,430        2,422        2,419        2,419       2,409
Water production (million gallons) .....................       49,593       52,068       52,122       52,021      51,166
Maximum daily production (million gallons) .............          211          216          199          217         207
Population served (estimate) ...........................      992,000      989,000      988,000      985,000     979,000

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

      San Jose Water Company is a publicly traded investor-owned water utilities. The United States water utility industry is largely fragmented and is dominated by the municipal-owned water systems. Unlike
many   other  industries,  the  water  utility  is  regulated,  and  provides  a life-sustaining product. This makes the water utilities subject to lower business cycle risks than non-regulated industries. Throughout the years, the company continued to invest in utility plant, which reflected a diligent and disciplined approach to stewardship of the water system. Additionally, the company has continued to expand its existing portfolio of non-regulated water service contracts.

      SJW Land Company, a wholly owned subsidiary, owns and operates a 750-space surface parking facility, which is located adjacent to the San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings, other undeveloped land primarily in the San Jose Metropolitan area, some other properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

      SJW Land Company continued to develop its asset base into a relatively low risk, moderately leveraged, diversified portfolio of income-producing properties through tax-advantaged exchanges. This provides consistent and sustainable earnings to the company.

      Crystal Choice Water Service LLC, a 75% owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning and purification equipment.

      SJW Corp. also owns 1,099,952 shares or approximately 7% of California Water Service Group as of December 31, 2003.

      On Janurary 29, 2004, the Board of Directors of SJW Corp. approved a three-for-one split of its common stock. The trading price has subsequently been adjusted for three for one on March 2, 2004. All share and per share data has been adjusted to reflect the three-for-one stock split.

Critical Accounting Policies:

      SJW Corp. has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on the Corporation's business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect the Corporation's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of "Notes to Consolidated Financial Statements". The Corporation's critical accounting policies are as follows:

      Balancing Account

      The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. The balancing account balance varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection. Had the balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be increased by the amount of balancing account over-collection, as the case may be, or decreased by the amount of balancing account under-collection, less applicable taxes. At December 31, 2003, the balancing account had a net over-collected balance of $7,000, which included an under-collection of $382,000 accrued prior to November 29, 2001 and an over-collection of $389,000 accrued for the period from November 30, 2001 through December 31, 2003. The net-under-collected balance of $262,000 as of December 31, 2002 included the aforementioned under-collection of $382,000 and an over-collection of $120,000 accrued for the period from November 30, 2001 through December 31, 2002. Please also see "Factors That May Affect Future Results".

      Accrued Unbilled Revenue

      San Jose Water Company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenues from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and San Jose Water Company's experiences in unaccounted-for water. Actual results will differ from those estimates, which would result in operating revenue being adjusted in the period that the revision to the San Jose Water Company's estimates is determined. As of December 31, 2003 and 2002, accrued unbilled revenue was $6,205,000 and $6,605,000, respectively. Unaccounted for water for 2003, 2002 and 2001 approximated 6.9%, 6.6% and 6.7%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the company's unaccounted for water through mains replacement and lost water reduction programs. A 0.1% change in unaccounted for water affects unbilled revenue by approximately $100,000.

      Recognition of Regulatory Assets and Liabilities

      Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgments that it is probable that these costs and credits are recoverable in the future revenue of the San Jose
Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in future ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance had to be recognized at December 31, 2003 and December 31, 2002. The net regulatory assets recorded by San Jose Water Company were $7,976,000 and $6,013,000 as of December 31, 2003 and 2002, respectively. The increase was primarily due to recognition of asset retirement obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which was adopted on January 1, 2003.

      Income Taxes

      SJW Corp. estimates its federal and state income taxes as part of the process of preparing the financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes, including the evaluation of the treatment acceptable in the water utility industry and its regulatory agency. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. If actual results, due to changes in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, differ materially from these estimates, the provision for income taxes will be materially impacted.

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

      San  Jose  Water  Company,  through  its  Retirement  Plan  Administrative
Committee managed by the representatives from the unions and management establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of December 31, 2003, the plan assets consist of approximately 22% bonds, 11% cash and 67% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distributions of assets are not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus risk related to foreign exchange fluctuation is eliminated.

      The market values of the plan assets are marked to market at the measurement date. The investment trust assets suffered unrealized market losses in the three years prior to 2003. As a result of this, the pension expense in 2003 included the amortization of unrealized market losses on pension assets. Unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes. Market losses in 2002 increased expense by approximately $1,131,000 in 2003, and similar market losses in 2001 increased expense by approximately $700,000 in 2002.

      The company utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with an outstanding amount of $1 million or more in determining the discount rate used in calculating the liabilities at the measurement date. The composite discount rates used were 6.25% and 6.75% for the years ending December 31, 2003 and 2002, respectively. As a result of the decrease in discount rate used, the pension liability of SJW Corp. increased.

      Stock-Based Compensation Plans

         SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares and dividend units. Under the plan, a total of 900,000 common shares are authorized for option awards and grants. The Corporation has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized include: expected dividend yield - 3.4%, expected volatility - 27%, risk-free interest rate - 2.86%, expected holding period - five years.

      In addition to the option grants, SJW Corp. has granted restricted stock units to a key employee of the Corporation, which were valued at market price at the date of grant. The Corporation is correspondingly recognizing the fair market value of the restricted stock granted as compensation expense, over the vesting period of three years.

      Additionally, the restricted stock units granted to the non-employee Board members from the conversion of cash pension benefits were valued at market price at the date of grant. The Corporation is correspondingly recognizing the fair market value of the unvested restricted stock granted as compensation expenses, over the vesting period of three years.

Results of Operations:

      Overview

      SJW Corp.'s consolidated net income for twelve months ending December 31, 2003 was $18,677,000, compared to $14,232,000 for the same period in 2002. The increase of $4,445,000 or 31% includes an after-tax gain of $3,030,000 from the sale of a SJW Land Company property in the first quarter of 2003. Favorable weather conditions brought greater availability of the less costly surface water supply to SJW Corp. in 2003 resulting in reduced water production costs and increased net income.

      Operating Revenue

                         Consolidated Operating Revenue

                                                      2003         2002        2001
                                                  -----------   ---------   ----------
                                                             (in thousands)
     San Jose Water Company ...................    $146,132      143,092     134,047
     SJW Land Company .........................       2,374        1,860       1,752
     Crystal Choice Water Service LLC .........       1,226          700         284
                                                   --------      -------     -------
                                                   $149,732      145,652     136,083
                                                   ========      =======     =======

      The change in consolidated operating revenue was due to the following factors:

                                                      2003 vs 2002           2002 vs 2001
                                                  Increase/(decrease)      Increase/(decrease)
                                                ------------------------   ------------------
                                                               (in thousands)
Utility:
   Consumption changes ......................     $ (5,117)        (3%)      $  (198)     -
   New customers increase ...................          353          -             89      -
   Rate increases ...........................        7,804          5%         9,154      7%
   Parking and lease ........................          514          -            108      -
   Crystal Choice Water Service LLC .........          526          1%           416      -
                                                  --------         --        -------     ---
                                                  $  4,080          3%       $ 9,569      7%
                                                  ========         ==        =======     ===

2003 vs. 2002

      The revenue increase consists of $3,040,000 from San Jose Water Company, and $1,040,000 from SJW Land Company and Crystal Choice Water Service LLC. The increase in revenue in San Jose Water Company was mainly due to cumulative rate increases from January through July 2003, which was partially offset by a decrease in customer consumption. The rate increases resulted from San Jose Water Company's latest general rate case application and an offset rate increase for production costs adjustments in July 2003. SJW Land Company's lease revenue increased $514,000 primarily due to the addition of two commercial properties in March 2003 to its portfolio. Crystal Choice Water Service LLC's revenue increased $526,000 over 2002 due to an improved marketing strategy.

2002 vs. 2001

      Consolidated operating revenue for 2002 increased by $9,569,000 or 7% over 2001 mainly due to two rate increases during the period from January through July 2002. This resulted from San Jose Water Company's general rate case application in April 2001 and an offset rate increase for production costs adjustments in July 2002. SJW Land Company's parking revenue increased slightly and is largely due to the level of events and activities at the HP Pavilion. Crystal Choice Water Service LLC's revenue increased $416,000 over 2001 due to an improved marketing strategy.

      The following table represents operating revenues and number of customers by customer group of San Jose Water Company:

                       Operating Revenue by Customer Group

                                              2003         2002        2001
                                          -----------   ---------   ----------
                                                     (in thousands)
     Residential and Business .........    $134,121      130,784     122,345
     Industrial .......................         980        1,060       1,017
     Public Authorities ...............       7,856        8,174       7,827
     Others ...........................       3,175        3,074       2,858
                                           --------      -------     -------
                                           $146,132      143,092     134,047
                                           ========      =======     =======


                               Number of Customers

                                             2003        2002        2001
                                          ---------   ---------   ----------
     Residential and Business .........    215,029     214,378     214,133
     Industrial .......................         91          92          98
     Public Authorities ...............      1,689       1,664       1,653
     Others ...........................      3,291       3,266       3,116
                                           -------     -------     -------
                                           220,100     219,400     219,000
                                           =======     =======     =======

Operating Expense

                         Operating Expense by Subsidiary

                                                      2003         2002        2001
                                                  -----------   ---------   ----------
                                                             (in thousands)
     San Jose Water Company ...................    $123,422      122,074     114,285
     SJW Land Company .........................       1,463        1,318       1,303
     Crystal Choice Water Service LLC .........       1,408        1,052         778
     SJW Corp. ................................         485          650        (110)
                                                   --------      -------     -------
                                                   $126,778      125,094     116,256
                                                   ========      =======     =======

      Operating expense increased $1,684,000 or 1% in 2003 compared to 2002, and $8,838,000 or 8% in 2002 compared to 2001.

      The change in operating expense was due to the following:

                                                                 2003 vs 2002           2002 vs 2001
                                                             Increase/(decrease)      Increase/(decrease)
                                                           ------------------------   ------------------
                                                                          (in thousands)
Water Production costs:
   Increased surface water supply ......................     $ (3,879)        (3%)      $  (250)    -
   Usage and new customers .............................       (3,742)        (3%)         (382)    -
   Pump tax and purchased water price increase .........        4,269          4%         1,910     1%
   Energy prices .......................................         (696)        (1%)          344     -
                                                             --------         --        -------     ---
   Total water production costs ........................       (4,048)        (3%)        1,622     1%
Administrative and general .............................        2,736          2%         2,218     2%
Other operating expense ................................          416          -          1,141     1%
Maintenance ............................................         (142)         -            776     1%
Property taxes and other non-income taxes ..............          645          -             41     -
Depreciation and amortization ..........................        1,212          1%           773     1%
Income taxes ...........................................          865          1%         2,267     2%
                                                             --------         --        -------     ---
                                                             $  1,684          1%       $ 8,838     8%
                                                             ========         ==        =======     ===

      The various components of operating expenses are discussed below.

      Water production costs

2003 vs. 2002

      Total water production costs decreased $4,048,000 in 2003 in comparison to 2002. The decrease in water production costs was primarily attributable to the greater availability of the less costly surface water supply and a decrease in customer consumption, partially offset by increases in rates of purchased water and pump tax from Santa Clara Valley Water District (SCVWD) which commenced in July 2003. Water production was lower than in 2002 by 2,475 MG (million gallons), and was consistent with the changes in customer consumption.

2002 vs. 2001

      The increase in production costs in 2002 as compared to 2001, was primarily due to an increase in SCVWD water production rates (pump tax and purchased water) effective in July 2002, and energy cost increases. Water production, however, was similar to 2001, and was consistent with the changes in customer consumption. Additional energy costs were also incurred due to the scheduled maintenance of a SCVWD treatment plant, altering San Jose Water Company's distribution mix and optimal pumping pattern for 2002.

                                Sources of Supply

                                                         2003       2002        2001
                                                      ---------   --------   ---------
                                                             (million gallons)
     Purchased water ..............................     27,376     30,566     27,833
     Ground water .................................     16,168     18,430     21,368
     Surface water ................................      5,670      2,661      2,515
     Reclaimed water ..............................        379        411        406
                                                        ------     ------     ------
                                                        49,593     52,068     52,122
                                                        ======     ======     ======
     Average water production cost per MG .........    $ 1,209      1,229      1,196
                                                       =======     ======     ======

      San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water and increased reliance on surface water due to its greater availability in 2003 reduced water production costs by approximately $3,879,000. In 2002, however, San Jose Water Company purchased more imported water than pumped water, which became more expensive as a result of an increase in energy costs.

      Water production in 2003 decreased 2,475 million gallons from 2002. During 2003, the availability of the surface water was significantly greater than in 2002. Water production in 2002 decreased 54 million gallons over 2001. The changes are consistent with the related operating expenses.

      Administrative, General and Other Operating Expense

      The following table represents components of administrative, general and other operating expense:


               Administrative, General and Other Operating Expense

                                                  2003        2002       2001
                                               ----------   --------   --------
                                                        (in thousands)
     Source of supply ......................    $   704         732        757
     Water treatment and quality ...........      1,541       1,539      1,516
     Pumping ...............................      1,394       1,407      1,296
     Transmission and distribution .........      2,979       2,877      2,796
     Customer accounts .....................      4,403       4,186      3,599
     Administrative and general ............     16,202      13,466     11,248
     Others ................................      1,083         947        583
                                                -------      ------     ------
                                                $28,306      25,154     21,795
                                                =======      ======     ======

2003 vs. 2002

      Administrative, general and other operating expense included expenses incurred in maintaining the water system, delivering the water supply, testing the water quality, providing customer service and general administration functions.

      Administrative, general and other operating expense in 2003 increased $3,152,000 or 13% compared to 2002. The increases consisted primarily of: (1) $1,326,000 in salaries and wages in accordance with bargaining unit wage escalation which was incurred in all departments, (2) $1,131,000 in pension costs primarily as a result of the decline in the market value of retirement trust assets, and (3) $980,000 in business and employee insurance costs.

2002 vs. 2001

      Administrative, general and other operating expense in 2002, increased $3,359,000 or 15% compared to 2001. The increases included $1,273,000 in pension costs primarily as a result of the decline in the market value of retirement trust assets, $1,308,000 in salaries and wages in accordance with bargaining unit wage escalation and new hires, $598,000 in additional professional fees and $723,000 in business and employee insurance costs.

      Maintenance Expense

      Maintenance expense decreased $142,000 or 2% in 2003 compared to 2002, and increased $776,000 or 11% in 2002 compared to 2001. The level of maintenance expense varied with the level of public work projects instituted by the government, weather condition and the timing and nature of the facilities failure occurrence.

      Property Taxes and Other Non-Income Taxes

      Property taxes and other non-income taxes for 2003 increased $645,000 in comparison to 2002 due primarily to the receipt of $299,000 property tax adjustments in 2002 for the taxes on properties paid in prior years.

      Depreciation

      Depreciation expense increased $1,212,000 and $773,000 in 2003 and 2002 respectively, due to higher investments in utility plants.

      Income Tax Expense

      Income tax expense for 2003 excluding taxes on gain on sale of property of $2,105,000, was $10,523,000 compared to $9,658,000 for 2002, representing an increase of $865,000 or 9% due to higher earnings in 2003.

      The effective consolidated income tax rates for 2003, 2002, and 2001 were 41%, 40%, and 35%, respectively. The 2001 effective tax rate was below the rates for the subsequent years due to tax benefits associated with certain merger-related expenses. Refer to Note 5 of "Notes to Consolidated Financial Statements" for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

      Other Income and Expense

      Other income for the year ended December 31, 2003 included an after-tax gain of $3,030,000 on the sale of a nonutility property. In April 2003, SJW Corp. reinvested the sale proceeds in two income properties in the states of Connecticut and Florida. Please refer to Note 13 "Sale of Nonutility Property" under Notes to Consolidated Financial Statements.

      Interest expense increased $668,000, or 9%, due to the issuance of Senior Notes Series G in September 2003, execution of two mortgages in connection with the purchases of two income properties in the states of Connecticut and Florida, and higher average borrowing in 2003. SJW Corp.'s consolidated weighted average cost of long-term debt, including the two mortgages acquired in 2003 and the amortization of debt issuance costs, was 7.5% for the year ended December 31, 2003 and 7.9% for the years ended December 31, 2002 and 2001.

      Other comprehensive income in 2003 was $2,035,000 which included an unrealized gain adjustment of $2,434,000 on the upturn in the market value of investment in California Water Service Group, offset by an increase of $399,000 in comprehensive loss associated with the Corporation's minimum pension liability.

Liquidity and Capital Resources:

      San Jose Water Company's budgeted capital expenditures for 2004, exclusive of capital expenditures financed by customer contributions and advances, are as follows:

                                               Budgeted Capital
                                                 Expenditures
                                                     2004
                                             --------------------
                                                (in thousands)
       Water treatment ..................... $   668          2%
       Reservoirs and tanks ................   1,943          6%
       Pump stations and equipment .........   2,434          8%
       Distribution system .................  17,926         58%
       Equipment and other .................   8,187         26%
                                             -------        ---
                                             $31,158        100%
                                             =======        ===

      The 2004 capital expenditures budget is concentrated in main replacements. Approximately $12,000,000 will be spent to replace San Jose Water Company's pipes and mains which is funded through working capital.

      Starting in 1997, San Jose Water Company began a four-phased Infrastructure Study establishing a systematic approach to replace its utility facilities. Phase I and II of the Infrastructure Study analyzed the company's pipes and mains. Phase III and IV examined all other utility facilities. The Infrastructure Study was completed in July, 2002 and is being used as a guide for future capital improvement programs, and will serve as the master plan for the company's replacement program for the next 20 years.

      San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. The company expects to incur approximately $176,000,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems, over the next five years, exclusive of customer contributions and advances. The company's actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

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

      In 2003, SJW Corp. invested an additional $75,000 in Crystal Choice Water Service LLC related to its 75% share of capital investment. SJW Corp. does not expect to make a significant cash contribution in Crystal Choice Water Service LLC in 2004.

      In 2003, there was an increase in the common dividends declared and paid on SJW Corp.'s common stock representing 47% of the net income for 2003.
Historically, SJW Corp. has maintained its dividend payment ratio at approximately 50% of its earnings.

      Historically, San Jose Water Company's write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Sources of Capital:

San Jose Water Company

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

      Company internally-generated funds, which includes allowance for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company's capital expenditure. Due to its strong cash position and low financial leverage condition, funding for its future capital expenditure program will be provided primarily through long-term debt. San Jose Water Company and its parent, SJW Corp. do not anticipate the issuance of any common equity to finance future capital expenditure.

      San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of December 31, 2003. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66 2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of December 31, 2003, San Jose Water Company's funded debt was 48.6% of total capitalization and the net income available for interest charges was 391% of interest charges.

      San Jose Water Company issued $20,000,000 of Senior Notes Series G on September 2, 2003. Proceeds from the sales of the Senior Notes Series G were used to repay short-term borrowings and to fund construction expenditures.

      In 2002, the Department of Water Resources approved San Jose Water Company's application for an approximately $2,500,000 Safe Drinking Water State Revolving Fund twenty-year loan at an interest rate of 2.39%. Funds in the above amount will be received for the retrofit of San Jose Water Company's water treatment plant. As of December 31, 2003, the loan has not been funded. San Jose Water Company will request the funding in 2004 as soon as all the loan documentation and contract requirements are met.

SJW Land Company

      In March 2003, SJW Land Company sold nonutility property and recognized a gain of $3,030,000, net of tax. Subsequently, SJW Land Company reinvested the proceeds from the sale of nonutility property by acquiring two properties in the states of Connecticut and Florida. In connection with the acquisition, SJW Land Company executed mortgages in the amount of $9,900,000 in April 2003. The mortgage loans are due in ten years and amortize over twenty-five years with a fixed interest rate of 5.96%. The loan agreements generally restrict the company from prepayment in the first five years and requires submission of periodic financial reports as part of the loan covenants. The properties were leased to a multinational company for twenty years.

SJW Corp.

      SJW Corp.'s consolidated long-term debt was 46% of total capitalization as of December 31, 2003 which is below the industry average published in the C.A. Turner's Utilities Report. SJW Corp. enjoys a low debt burden and strong liquidity, is fully capable of providing financial flexibility to future regulated and nonregulated growth opportunities and capital expenditure requirements.

      SJW Corp. and its subsidiaries have an unsecured line of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At December 31, 2003, SJW Corp. and its subsidiaries had available unused short-term bank line of credit of $30,000,000. Cost of borrowing averaged 2.57% for the twelve months of 2003. The line of credit expires on July 1, 2005.

      SJW Corp.'s contractual obligation and commitments as of December 31, 2003 are as follows:

                                                           Contractual Obligations
                                                           (dollars in thousands)
                                                                   Due in
                                               -----------------------------------------------
                                                             Less than     1-5         After
                                                  Total       1 year      Years       5 Years
                                               -----------   --------   ---------   ----------
Senior notes ...............................    $130,000          -           -      130,000
Mortgages ..................................       9,799        184       1,101        8,514
Advance for construction ...................      79,311      2,024       9,158       68,129
Other ......................................         891        431         460            -
                                                --------      -----      ------      -------
Total contractual cash obligations .........    $220,001      2,639      10,719      206,643
                                                ========      =====      ======      =======

      In addition to all the obligations listed above, San Jose Water Company purchases water from Santa Clara Valley Water District (SCVWD) under terms of a master contract expiring in 2051. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 19,300 million gallons ($27,300,000) of water, from SCVWD in the contract year ending June 30, 2004.

Off Balance Sheet Arrangement:

      SJW Corp.'s financial statements include the accounts of SJW Corp. and its wholly owned and majority-owned subsidiaries. SJW Land Company has a 70% limited partnership interest in a real estate investment partnership, 444 West Santa Clara Street, L.P. The limited partnership obtained a mortgage loan in the amount of $4,500,000 in 2001 with an outstanding balance of $4,333,000 as of December 31, 2003 which was secured by the partnership property. The mortgage loan is non-recourse to SJW Land Company.

Related Party Transactions:

      SJW Land Company has a 70% limited partnership interest in a real estate limited partnership, 444 West Santa Clara Street, L.P. A real estate development firm, which is partially owned by an individual who also serves as a director of SJW Corp., owns the remaining 30% limited partnership interest. A commercial building is constructed on the partnership property and is leased to an international real estate firm under a twelve-year lease. The partnership is being accounted for under the equity method of accounting.

Factors That May Affect Future Results:

      The business of SJW Corp. and its subsidiaries may be adversely affected by new and changing legislation, policies and regulations.

      New legislation and changes in existing legislation by federal, state and local governments and administrative agencies can affect the operations of SJW Corp. and its subsidiaries. San Jose Water Company is regulated by the California Public Utilities Commission (CPUC). Almost all the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenues sufficient to recover operating expenses and produce a reasonable return on common equity. San Jose Water Company files and processes general rate applications with the CPUC on a periodic basis. The most recent rate decision relating to San Jose Water Company, approved in April 2001, authorized a return on common equity in 2001, 2002, and 2003 of 9.95%. This rate of return is within the range of recent rates of return authorized by the CPUC for water utilities. San Jose Water Company received a step rate increase in January 2003 totaling about 3% to recover projected operating cost increase for 2003. Additionally, San Jose Water Company received offset rate increases in March and July 2003, totaling about $6,000,000 or approximately 4%, to recover the increased cost primarily associated with the transfer of the maintenance responsibility for approximately 12,000 fire hydrants from the City of San Jose to San Jose Water Company, as well as the increased cost of purchased water and higher pump tax charged to San Jose Water Company by the SCVWD. On May 23, 2003, San Jose Water Company filed a General Rate Case application with the CPUC to increase rates by $25,793,000 or 18.2% in 2004, $5,434,000 or 3.2% in 2005, and $5,210,000 or 3.0% in 2006. San
Jose Water Company is seeking these proposed increases to cover higher costs of providing water service, including higher costs of power, purchased water, pump tax, labor, security, water quality testing and reporting, and to allow for necessary improvements to the water system. San Jose Water Company is also requesting rate recovery of the current balance of $71,000 in its Water Contamination Memorandum Account, as well as recovery of an under-collection of $382,000 accrued in its pre-November 29, 2001 Balancing Account. Finally, San Jose Water Company is requesting a rate of return on equity of 11.5% for the years 2004 through 2006. A CPUC decision on the application is expected in early 2004.

      On September 30, 2002, the interim rate relief bill (AB 2838) was signed into law. The bill allows for the implementation of interim water rates in general rate cases when the CPUC fails to establish new rates in accordance with the established rate case schedule. The interim rates would be based on a water company's existing rates increased for the amount of inflation since the last approved rate adjustment. The bill also allows for revenue true-up from the time of the implementation of the interim rates to the time of the CPUC's ultimate decision in the rate case. In principal, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases. The bill went into effect on January 1, 2003. Since a CPUC decision on the requested rates on the General Rate Case application filed with the CPUC on May 23, 2003 has not been issued as of December 31, 2003, the CPUC has allowed San Jose Water Company an interim rate increase of approximately 2% effective January 1, 2004.

      Although the company believes that the rates currently in effect provide it with a reasonable rate of return, there is no guarantee such rates will be sufficient to provide a reasonable rate of return in the future. There is no guarantee that the company's future rate filings will be able to obtain a satisfactory rate of return in a timely manner.

      In addition, San Jose Water Company relies on policies and regulations promulgated by the CPUC in order to, for example, recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset its production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in non-regulated operations. If the CPUC implements policies and regulations that do not allow San Jose Water Company to accomplish some or all of the items listed above, San Jose Water Company's future operating results may be adversely affected.

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

      As required by the Resolution, in December 2001, the CPUC opened an Order Instituting Rulemaking (OIR) to evaluate existing balancing account and offset rate practices and policies. On December 17, 2002, the CPUC issued an interim OIR decision authorizing water utilities to recover the balancing account balances accrued prior to November 29, 2001 if the utility is not over-earning as measured on a pro-forma basis. San Jose Water Company had accrued an under-collection of $382,000 in its balancing account prior to November 29, 2001. San Jose Water Company requested rate recovery of the aforementioned under-collection of $382,000 in its General Rate Case application filed with the CPUC on May 23, 2003. At this time, it is unclear whether San Jose Water Company's ability to recover the aforementioned balancing account balance will be impacted. This under-collection of $382,000 is the component of the balance of balancing account as of December 31, 2003 and 2002, respectively.

      Furthermore, it is uncertain how any future CPUC regulation dealing with balancing account balances accrued after November 29, 2001 will affect San Jose Water Company's ability to collect such balance or to receive future offset rate relief. For the period from November 29, 2001 to December 31, 2003, the balancing account accumulated an over-collection of $7,000. At December 31, 2002, the balancing account, including the balances accrued prior to November 29, 2001, had an under-collection of $262,000.

      On June 19, 2003 the CPUC issued its final OIR decision (D.03-06-072) in which the CPUC revised the existing procedures for recovery of under-collections and over-collections in balancing accounts existing on or after November 29, 2001 as follows: (1) If a utility is within its rate case cycle and is not over earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over earning, the utility's recovery of expenses from the balancing accounts will be reduced by the amount of the over earning, again subject to reasonableness review. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The CPUC is currently in the process of scheduling workshops to determine how these new requirements will ultimately be implemented.

      As of December 31, 2003 San Jose Water Company has received all its offset rate requests. Any future impact on San Jose Water Company's ability to recover balancing account balances and receive offset rate increases cannot be determined until San Jose Water Company's next offset rate increase request scheduled for July, 2004.

      Changes in water supply, water supply costs or the mix of water supply could adversely affect the operating results and business of San Jose Water Company.

      San Jose Water Company's supply of water primarily relies upon three main sources: water purchased from the SCVWD, surface water from its Santa Cruz Mountains Watershed, and pumped underground water. Changes and variations in quantities from each of these three sources affects the overall mix of the water supply, therefore affecting the cost of water supply. Surface water is the least costly source of water. If there is an adverse change to the mix of water supply and San Jose Water Company is not allowed to recover the additional or increased water supply costs, its operating results may be adversely affected.

      The SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from the SCVWD due to availability and legal restrictions, it may not be able to satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company's Santa Cruz Mountains Watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6-8% of the total water supply of the system. In a dry season with little rainfall, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water and thus increasing water production costs.

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

      San Jose Water Company continues to utilize Pacific Gas & Electric's time of use rate schedules to minimize its overall energy costs primarily for groundwater pumping. During the winter months, typically 90% or more of the groundwater is produced during off-peak hours when electrical energy is the cheapest. Optimization and energy management efficiency is achieved through the implementation of Supervisory Control and Data Acquisition (SCADA) system software applications that control pumps based on demand and cost of energy. In the aftermath of the attempt to deregulate the California energy market, energy costs still remain in flux, with resulting uncertainty in the company's ability to contain energy costs into the future.

      Fluctuations in customer demand for water due to seasonality, restrictions of use, weather and lifestyle can adversely affect operating results.

      San Jose Water Company operations are seasonal. Thus, results of operations for one quarter do not indicate results to be expected in next quarter. Rainfall and other weather conditions also affect the operations of San Jose Water Company. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues. Conservation efforts, construction codes which require the use of low-flow plumbing fixtures could affect water consumption.

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

      New or more stringent environmental regulations could increase San Jose Water Company's operating costs and affect its business.

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

      San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations Public Law 107-188 imposed on all water utilities. The assessment report was filed with the EPA on March 31, 2003. San Jose Water Company has also actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the EPA.

      The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000, exclusive of the years 2001 to 2002 expenditures. These improvements were incorporated into the capital budgets to be completed by 2005. For the year ended December 31, 2003 $540,000 was spent on capital projects to improve and enhance security. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the CPUC will approve a rate increase to recover such costs, and as a result, the company's operating results and business may be adversely affected.

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

      Other trends and development

      * Pension accruals increased $1,113,000 in 2003 primarily due to the decline in valuation of the retirement plan portfolio. Market conditions, not changes in operating risk or loss experience, was the primary reason for the average liability insurance cost increase of 25% in 2003. Employee medical insurance increased approximately 8%. Medical, liability and pension expenses are expected to continue to have similar increases in 2004.

      Nonregulated Operations

      In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with the Valley Transportation Agency (VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As a part of the proceedings, VTA has transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property will be determined by the court or by way of settlement between SJW Land Company and VTA. This transaction will be recorded and it is expected to result in an increase to net income when the compensation issue is settled or a final court order is rendered.

      Impact of Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Subsequently in December 2003, the FASB issued revised Interpretation No. 46(R). This interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The revised interpretation is effective for the periods ending after March 15, 2004. The adoption of this statement will not have a material impact on SJW Corp.'s financial condition or results of operations.

      Effective January 1, 2003, SJW Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which requires businesses to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. SJW Corp.'s legal obligations for retirement reflect principally the retirement of wells, which by law need to be disposed of at removal. Retirement cost has historically been recovered through rates at the time of retirement. As a result, the cumulative effect upon adoption was reflected as a regulatory asset, in the amount of $1,200,000 as of December 31, 2003.

      In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employers' disclosures about pension plans and other postretirement benefit plans. This revised statement retains and revises the disclosure requirement contained in the original SFAS No. 132 and does not change the current measurement or recognition requirements for such plans. The revised statement also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SJW Corp. has adopted SFAS No. 132 (revised) as of December 31, 2003.

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

Item 8. Financial Statements and Supplementary Data

                          Independent Auditors' Report

The Shareholders and Board of Directors
SJW Corp.

      We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Mountain View, California
January 29, 2004

                           SJW CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                               December 31,
                                                                         -------------------------
                                                                             2003          2002
                                                                         ------------   ----------
ASSETS
UTILITY PLANT ........................................................    $ 575,869      534,079
INTANGIBLE ASSETS ....................................................        7,840        7,840
                                                                          ---------      -------
                                                                            583,709      541,919
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION .......................      174,985      161,576
                                                                          ---------      -------
                                                                            408,724      380,343
                                                                          ---------      -------
NONUTILITY PROPERTY, NET .............................................       27,629       10,487
CURRENT ASSETS:
 Cash and equivalents ................................................       10,036          324
 Accounts receivable:
  Customers ..........................................................        7,505        7,309
  Other ..............................................................        1,333        2,807
 Accrued unbilled utility revenue ....................................        6,205        6,605
 Materials and supplies ..............................................          485          499
 Prepaid expenses ....................................................        1,534        1,155
                                                                          ---------      -------
                                                                             27,098       18,699
                                                                          ---------      -------
OTHER ASSETS:
 Investment in California Water Service Group ........................       30,139       26,014
 Investment in joint venture .........................................        1,110        1,144
 Unamortized debt issuance and reacquisition costs ...................        3,447        3,493
 Regulatory assets ...................................................        7,976        6,013
 Other ...............................................................        5,594        7,030
                                                                          ---------      -------
                                                                             48,266       43,694
                                                                          ---------      -------
                                                                          $ 511,717      453,223
                                                                          =========      =======
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Shareholders' equity:
  Common stock, $1.042 par value; authorized 18,000,000 shares; issued
   and outstanding 9,135,441 shares ..................................    $   9,516        9,516
  Additional paid-in capital .........................................       13,375       12,357
  Retained earnings ..................................................      138,058      128,242
  Accumulated other comprehensive income .............................        5,419        3,384
                                                                          ---------      -------
 Total shareholders' equity ..........................................      166,368      153,499
 Long-term debt, less current portion ................................      139,614      110,000
                                                                          ---------      -------
                                                                            305,982      263,499
                                                                          ---------      -------
 CURRENT LIABILITIES:
 Line of credit ......................................................            -       11,450
 Current portion of long-term debt ...................................          184            -
 Accrued pump taxes and purchased water ..............................        3,224        3,144
 Purchased power .....................................................          864        1,219
 Accounts payable ....................................................        2,217          381
 Accrued interest ....................................................        3,619        3,244
 Accrued taxes .......................................................          467          634
 Accrued payroll .....................................................          759          566
 Work order deposit ..................................................        1,511          834
 Other current liabilities ...........................................        2,231        2,128
                                                                          ---------      -------
                                                                             15,076       23,600
                                                                          ---------      -------
DEFERRED INCOME TAXES ................................................       36,232       27,670
UNAMORTIZED INVESTMENT TAX CREDITS ...................................        1,975        2,034
ADVANCES FOR CONSTRUCTION ............................................       79,311       70,597
CONTRIBUTIONS IN AID OF CONSTRUCTION .................................       61,811       56,117
DEFERRED REVENUE .....................................................        1,327        1,350
OTHER NONCURRENT LIABILITIES .........................................       10,003        8,356
COMMITMENTS AND CONTINGENCIES ........................................
                                                                          ---------      -------
                                                                          $ 511,717      453,223
                                                                          =========      =======

          See accompanying Notes to Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

     Years ended December 31 (in thousands, except share and per share data)

                                                                      2003            2002            2001
                                                                  ------------   -------------   -------------
OPERATING REVENUE .............................................    $  149,732        145,652         136,083
OPERATING EXPENSE:
 Operation:
   Purchased water ............................................        36,708         38,228          33,500
   Power ......................................................         5,296          6,805           7,814
   Pump taxes .................................................        17,931         18,950          21,047
   Administrative and general .................................        16,202         13,466          11,248
   Other ......................................................        12,104         11,688          10,547
 Maintenance ..................................................         7,724          7,866           7,090
 Property taxes and other nonincome taxes .....................         5,065          4,420           4,379
 Depreciation and amortization ................................        15,225         14,013          13,240
 Income taxes .................................................        10,523          9,658           7,391
                                                                   ----------      ---------       ---------
                                                                      126,778        125,094         116,256
                                                                   ----------      ---------       ---------
OPERATING INCOME ..............................................        22,954         20,558          19,827
OTHER (EXPENSE) INCOME:
 Interest expense .............................................        (8,471)        (7,803)         (6,737)
 Gain on sale of nonutility property, net .....................         3,030              -               -
 Dividends ....................................................         1,237          1,232           1,226
 Other, net ...................................................           (73)           245            (299)
                                                                   ----------      ---------       ---------
   NET INCOME .................................................    $   18,677         14,232          14,017
                                                                   ==========      =========       =========
OTHER COMPREHENSIVE INCOME/(LOSS):
 Unrealized income/(loss) on investment, net of taxes of $1,691
   in 2003, ($947) in 2002, and ($564) in 2001 ................         2,434         (1,363)           (811)
 Minimum pension liability adjustment, net of taxes of $276 in
   2003, $220 in 2002, and $236 in 2001 .......................          (399)          (319)           (343)
                                                                   ----------      ---------       ---------
   Other comprehensive income/(loss) ..........................         2,035         (1,682)         (1,154)
                                                                   ----------      ---------       ---------
    COMPREHENSIVE INCOME ......................................    $   20,712         12,550          12,863
                                                                   ==========      =========       =========
EARNINGS PER SHARE ............................................
  - Basic .....................................................    $     2.04           1.56            1.53
  - Diluted ...................................................    $     2.04           1.56            1.53
                                                                   ==========      =========       =========
COMPREHENSIVE INCOME PER SHARE
  - Basic .....................................................    $     2.27           1.37            1.41
  - Diluted ...................................................    $     2.26           1.37            1.41
                                                                   ==========      =========       =========
WEIGHTED AVERAGE SHARES OUTSTANDING
  - Basic .....................................................     9,135,441      9,135,441       9,135,441
  - Diluted ...................................................     9,148,476      9,135,441       9,135,441
                                                                   ==========      =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (in thousands)

                                                                                     Accumulated
                                                       Additional                       Other             Total
                                           Common        Paid-in       Retained     Comprehensive     Shareholders'
                                            Stock        Capital       Earnings     Income/(loss)        Equity
                                         ----------   ------------   -----------   ---------------   --------------
BALANCES, DECEMBER 31, 2000 ............  $ 9,516        12,357        116,232           6,220          144,325
 Net income ............................        -             -         14,017               -           14,017
 Other comprehensive loss
   Unrealized loss on investment, net of
    tax effect of $564 .................        -             -              -            (811)            (811)
   Minimum pension liability adjustment,
    net of tax effect of $236 ..........        -             -              -            (343)            (343)
                                                                                                        -------
 Comprehensive income ..................        -             -              -               -           12,863
 Dividends paid ........................        -             -         (7,834)              -           (7,834)
                                          -------        ------        -------          ------          -------
BALANCES, DECEMBER 31, 2001 ............    9,516        12,357        122,415           5,066          149,354
 Net income ............................        -             -         14,232               -           14,232
 Other comprehensive loss
   Unrealized loss on investment, net of
    tax effect of $947 .................        -             -              -          (1,363)          (1,363)
   Minimum pension liability adjustment,
    net of tax effect of $220 ..........        -             -              -            (319)            (319)
                                                                                                        -------
 Comprehensive income ..................        -             -              -               -           12,550
 Dividends paid ........................        -             -         (8,405)              -           (8,405)
                                          -------        ------        -------          ------          -------
BALANCES, DECEMBER 31, 2002 ............    9,516        12,357        128,242           3,384          153,499
 Net income ............................        -             -         18,677               -           18,677
 Other comprehensive loss
   Unrealized gain on investment, net of
    tax effect of $1,691 ...............        -             -              -           2,434            2,434
   Minimum pension liability adjustment,
    net of tax effect of $276 ..........        -             -              -            (399)            (399)
                                                                                                        -------
 Comprehensive income ..................        -             -              -               -           20,712
 Stock-based compensation ..............        -         1,018              -               -            1,018
 Dividends paid ........................        -             -         (8,861)              -           (8,861)
                                          -------        ------        -------          ------          -------
BALANCES, DECEMBER 31, 2003 ............  $ 9,516        13,375        138,058           5,419          166,368
                                          =======        ======        =======          ======          =======

          See accompanying Notes to Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31 (in thousands)

                                                                   2003          2002          2001
                                                               -----------   -----------   -----------
OPERATING ACTIVITIES:
 Net income ................................................    $  18,677       14,232        14,017
 Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization ...........................       15,225       14,013        13,240
   Deferred income taxes ...................................        6,398        2,998         1,993
   Stock-based compensation ................................          492            -             -
   Gain on sale of nonutility property, net of taxes .......       (3,030)           -             -
   Changes in operating assets and liabilities:
    Accounts receivable and accrued utility revenue ........        1,678       (2,623)         (973)
    Accounts payable, purchased power and other current
      liabilities ..........................................        1,584         (134)          742
    Accrued pump taxes and purchased water .................           80           53        (1,538)
    Accrued taxes ..........................................         (167)        (548)          916
    Accrued interest .......................................          375          108           347
    Accrued payroll ........................................          193          145           (54)
    Work order deposits ....................................          677          398           101
    Other noncurrent assets and noncurrent liabilities .....       (1,984)       2,446           685
    Accrued employee compensation ..........................            -            -        (3,024)
    Refund due to customers ................................            -         (531)         (541)
    Other changes, net .....................................        1,789       (1,466)         (457)
                                                                ---------      -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       41,987       29,091        25,454
                                                                ---------      -------       -------
INVESTING ACTIVITIES:
 Additions to utility plant ................................      (44,467)     (37,119)      (47,672)
 Additions to nonutility property ..........................      (17,875)        (477)         (330)
 Cost to retire utility plant, net of salvage ..............         (780)      (1,352)       (1,302)
 Proceeds from sale of nonutility property .................        5,370            -             -
                                                                ---------      -------       -------
NET CASH USED IN INVESTING ACTIVITIES ......................      (57,752)     (38,948)      (49,304)
                                                                ---------      -------       -------
FINANCING ACTIVITIES:
 Borrowings from line of credit ............................       14,000       50,763        61,375
 Repayments of line of credit ..............................      (25,450)     (50,813)      (61,075)
 Long-term borrowings ......................................       29,900            -        20,000
 Repayments of long-term borrowings ........................         (102)           -             -
 Dividends paid ............................................       (8,861)      (8,405)       (7,834)
 Receipts of advances and contributions in aid of
   construction ............................................       17,694       15,242        17,246
 Refunds of advances for construction ......................       (1,704)      (1,627)       (1,624)
                                                                ---------      -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................       25,477        5,160        28,088
                                                                ---------      -------       -------
NET CHANGE IN CASH AND EQUIVALENTS .........................        9,712       (4,697)        4,238
CASH AND EQUIVALENTS, BEGINNING OF YEAR ....................          324        5,021           783
                                                                ---------      -------       -------
CASH AND EQUIVALENTS, END OF YEAR ..........................    $  10,036          324         5,021
                                                                =========      =======       =======
Cash paid during the year for:
 Interest ..................................................    $   9,148        7,782         7,730
 Income taxes ..............................................    $   7,720        8,800         4,188

          See accompanying Notes to Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2003, 2002, and 2001
                    (Dollars in thousands, except share data)

Note 1. Summary of Significant Accounting Policies

      The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. A subsidiary in which SJW Corp. has a controlling interest is consolidated in the financial statements with the minority interest included as "other" in the Consolidated Statements of Income and Comprehensive Income and in "other noncurrent liabilities" in the Balance Sheet.

      SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (CPUC) and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 92% of San Jose Water Company's revenue is derived from the sale of water to residential and business customers.

      SJW Land Company owns and operates a 750-space surface parking facility adjacent to the HP Pavilion, commercial properties, several undeveloped real estate, some properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P., which is accounted for under the equity method.

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

      Utility Plant

      The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2003, 2002, and 2001 was $266, $603, and $617, respectively. Construction in progress was $4,000, $5,720, and $9,303, at December 31, 2003, 2002, and 2001, respectively.

      Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. For the years 2003, 2002, and 2001 the aggregate provisions for depreciation approximated 3.2%, 3.3%, and 3.3%, respectively, of the beginning of the year depreciable plant. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized. Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $14,435, $13,480, and $12,659, respectively.

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

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

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

      Cash and Equivalents

      Cash and equivalents include certain highly liquid investments with remaining maturities of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The cash and equivalents balances as of December 31, 2003 are $10,036 which included $4,036 cash deposited in bank and $6,000 short-term investment. The cash and equivalents balances as of December 31, 2002 are $324 which represented cash deposited in bank.

      Financial Instruments

      The carrying amount of SJW Corp.'s current assets and liabilities that are considered financial instruments approximates their fair value as of dates presented due to the short maturity of these instruments.

      Investment in California Water Service Group

      SJW Corp.'s investment in California Water Service Group is considered an available-for-sale marketable security and reported at quoted market price, with the unrealized gain or loss reported as other comprehensive income.

      Comprehensive Income

      The accumulated balance of other comprehensive income is reported in the equity section of the financial statements and includes the unrealized gain or loss, net of taxes, on the California Water Service Group investment, and the net of tax additional minimum pension liability adjustment related to the company sponsored retirement plans.

      Other Assets

      Debt issuance costs are amortized over the lives of the respective debt issues. Debt reacquisition costs paid on the early redemption of debt and unamortized original issuance costs are deferred and amortized over the life of the new debt.

      Income Taxes and Regulatory Assets

      Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the effect of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using tax rates expected to apply in future years.

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

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

the extent permitted by the CPUC, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.

      Advances for Construction and Contributions in Aid of Construction

      Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 2004 are $2,024.

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

      Asset Retirement Obligations

      Effective January 1, 2003, SJW Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires businesses to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. A legal obligation is a liability that a party is required to settle as a result of an existing or enacted law, statute, ordinance or contract. SJW Corp.'s legal obligations for asset retirements reflect principally the retirement of wells, which by law need to be disposed of at removal. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the cumulative effect upon adoption was reflected as a regulatory asset. For the year ended December 31, 2003, SJW Corp. recorded the cumulative effect of an asset retirement obligation of $4,700 at its net present value of $1,200 as a regulatory asset, with a corresponding liability in other non-current liabilities.

      Revenue

      Revenue of San Jose Water Company includes amounts billed to customers and unbilled amounts based on estimated usage from the latest meter reading to the end of the year. Operating revenue in 2003, 2002, and 2001 includes $3,339, $3,257, and $2,912 respectively, from the operation of the City of Cupertino municipal water system.

      Balancing Account

      The CPUC establishes the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power and pump tax. Since the balances have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until the CPUC authorizes the change in customers' rates. As of December 31, 2003 and 2002, the balancing account had a net over-collected balance of $7,000 and an under-collected balance of $262,000, respectively.

      Stock-Based Compensation

      SJW Corp. follows Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which established a fair value based method of accounting for stock-based compensation plans. The Corporation utilized the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes.

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

      Earnings per Share

      Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share and comprehensive income per share are based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp.'s Long-Term Incentive Plan, and income available to common shareholders and comprehensive income, respectively, adjusted for recognized stock compensation expense.

      On January 29, 2004, the Board of Directors of SJW Corp. approved a three-for-one stock split of common stock. The three-for-one stock split is effective on March 2, 2004. Basic and diluted earnings and comprehensive income per share reflect the impact of this stock split.

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

Note 2. Capitalization

      SJW Corp. is authorized to issue 18,000,000 shares of $1.042 par value common stock. At December 31, 2003 and 2002, 9,135,441 shares of common stock were issued and outstanding.

      At December 31, 2003 and 2002, 176,407 shares of $25 par value preferred stock were authorized. At December 31, 2003 and 2002, none were outstanding.

Note 3. Line Of Credit

      SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $30,000. This line of credit bears interest at variable rates and expires on July 1, 2005. The following table represents borrowings under this bank line of credit:

                                                         2003          2002         2001
                                                     ------------   ----------   ----------
         Maximum short-term borrowing ............     $ 13,950       11,500       26,100
         Average amount outstanding ..............        6,251        7,219       12,650
         Weighted average interest rate ..........          2.6%         3.1%         5.3%
         Interest rate at December 31 ............          3.0%         3.3%         3.8%
         Balance as of December 31 ...............     $      -       11,450       11,500

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

Note 4. Long-Term Debt

      Long-term debt as of December 31 was as follows:

Description                               Due Date        2003         2002
--------------------------------------   ----------   -----------   ---------
  Senior notes:
  A 8.58% ............................     2022        $  20,000      20,000
  B 7.37% ............................     2024           30,000      30,000
  C 9.45% ............................     2020           10,000      10,000
  D 7.15% ............................     2026           15,000      15,000
  E 6.81% ............................     2028           15,000      15,000
  F 7.20% ............................     2031           20,000      20,000
  G 5.93% ............................     2033           20,000           -
                                                       ---------      ------
  Total senior notes .................                 $ 130,000     110,000
                                                       ---------     -------
  Mortgage loan 5.96% ................     2013        $   9,798           -
                                                       ---------     -------
  Total debt .........................                 $ 139,798     110,000
  Less: Current portion ..............                       184           -
                                                       ---------     -------
  Total long-term debt ...............                 $ 139,614     110,000
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

      The mortgage loans are the obligations of SJW Land Company, are due in 2013 and amortize over twenty-five years and are secured by two lease properties; carry a fixed interest rate with 120 monthly principal and interest payments. The loan agreement generally restricts the company from prepayment in the first five years and requires submission of periodic financial reports as part of the loan covenants. An amortization schedule of the mortgage loans is as follows:

                                 Amortization Schedule
                       -----------------------------------------
Year                    Total Payment     Interest     Principal
---------------------- ---------------   ----------   ----------
  2004 ...............     $   763         $  579       $  184
  2005 ...............         763            568          195
  2006 ...............         763            556          207
  2007 ...............         763            543          220
  2008 ...............         763            530          233
  Thereafter .........      10,917          8,761        2,156

      The fair value of long-term debt as of December 31, 2003 and 2002 was approximately $161,981 and $119,032, respectively, using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration.

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

Note 5. Income Taxes

      The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:

                                                                      2003         2002        2001
                                                                   ----------   ---------   ---------
     "Expected" federal income tax .............................    $10,957       8,361       7,492
     Increase (decrease) in taxes attributable to:
       State taxes, net of federal income tax benefit ..........      1,799       1,373       1,229
       Dividend received deduction .............................       (303)       (302)       (300)
       Merger related expense deduction ........................          -           -        (937)
       Other items, net ........................................        176         226         (93)
                                                                    -------       -----       -----
                                                                    $12,629       9,658       7,391
                                                                    =======       =====       =====

      The components of income tax expense were:

                               2003        2002      2001
                            ----------   -------   --------
Current:
  Federal ...............    $ 4,199      4,740     3,946
  State .................      2,374      1,986     1,274
Deferred:
  Federal ...............      6,129      2,838     1,795
  State .................        (73)        94       376
                             -------      -----     -----
                             $12,629      9,658     7,391
                             =======      =====     =====

                                                                2003        2002      2001
                                                             ----------   -------   --------
     Income taxes included in operating expense ..........    $10,523      9,658     7,391
     Income taxes included in gain on sale of nonutility
       property ..........................................      2,106          -         -
                                                              -------      -----     -----
                                                              $12,629      9,658     7,391
                                                              =======      =====     =====

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

      The components of the net deferred tax liability as of December 31 were as follows:

                                                                2003         2002
                                                             ----------   ---------
         Deferred tax assets:
            Advances and contributions ...................    $14,291      14,121
            Unamortized investment tax credit ............      1,063       1,095
            Pensions and postretirement benefits .........      2,784       2,061
            California franchise tax .....................        628         524
            Other ........................................        575         567
                                                              -------      ------
         Total deferred tax assets .......................    $19,341      18,368
         Deferred tax liabilities:
            Utility plant ................................    $39,596      33,891
            Investment ...................................     10,102       8,411
            Deferred gain-property transfer ..............      3,537           -
            Debt reacquisition costs .....................        991       1,041
            Other ........................................      1,347       2,695
                                                              -------      ------
         Total deferred tax liabilities ..................     55,573      46,038
                                                              -------      ------
         Net deferred tax liabilities ....................    $36,232      27,670
                                                              =======      ======

      Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.

Note 6. Intangible Assets

      Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, and other intangibles of $1,040 primarily incurred in conjunction with the Santa Clara Valley Water District (SCVWD) water contracts related to the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, whichever is shorter, not to exceed 40 years.

      Amortization expense for the intangible assets was $288, $288, and $289 for the years ended December 31, 2003, 2002, and 2001, respectively. Amortization expense for 2004, 2005, 2006, 2007, and 2008 is anticipated to be $288 per year.

      The costs of intangible assets as of December 31, 2002 and 2001 are as follows:

Dollars in thousands                           2003        2002
-----------------------------------------   ---------   ---------
  Concession fees .......................    $6,800      $6,800
  Other intangibles .....................     1,040       1,040
                                             ------      ------
  Intangible assets .....................    $7,840      $7,840
  Less: Accumulated amortization
         Concession fees ................     1,700       1,428
         Other intangibles ..............       283         267
                                             ------      ------
  Net intangible assets .................    $5,857      $6,145
                                             ======      ======

Note 7. Commitments

      San Jose Water Company purchases water from Santa Clara Valley Water District (SCVWD). Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

every three years under terms of a master contract with SCVWD expiring in 2051. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 19,300 million gallons ($27,300) of water, from SCVWD in the contract year ending June 30, 2004.

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

Note 8. Contingency

      In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with Valley Transportation Agency (VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As a part of the proceedings, VTA has transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property will be determined by the court or by way of settlement between SJW Land Company and VTA. This transaction will be recorded and it is expected to result in an increase to net income when the compensation issue is settled or a final court order is rendered.

      SJW Corp. is also subject to ordinary routine litigation incidental to its business. Other than as disclosed above, there are no other pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on the Corporation's financial position, results of operations or cashflows. The Corporation maintains a reserve for litigation and claims which had a balance of $648 and $609 as of December 31, 2003 and 2002, respectively.

Note 9. Joint Venture

      In September 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land Company contributed real property in exchange for a 70% limited partnership interest. The real estate development firm is partially owned by an individual who also serves as a director of SJW Corp. A commercial building was constructed on the partnership property and is leased to an international real estate firm under a twelve-year long-term lease. The partnership is being accounted for under the equity method of accounting. Included in the Consolidated Statements of Income and Comprehensive Income is SJW Land Company's share of the partnership earnings of $169, $147, and $165 in 2003, 2002, and 2001 respectively.

Note 10. Crystal Choice Water Service LLC

      In January  2001,  SJW Corp.  formed  Crystal  Choice Water Service LLC, a
limited  liability  company,  with  Kinetico,   Incorporated,  a  leading  water
conditioning equipment manufacturer. Crystal Choice Water

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

Service LLC engages in the sale and rental of water conditioning equipment. SJW Corp. owns approximately 75% of the joint venture and has invested $75 and $287 in 2003 and 2002, respectively. The consolidated financial statements of SJW Corp. at December 31, 2003 and 2002 include the operating results of Crystal Choice Water Service LLC. Inter-company balances were eliminated. Minority interest in the losses of Crystal Choice Water Service LLC of $55, $87, and $121 was included in other losses in the Consolidated Statements of Income and Comprehensive Income at December 31, 2003, 2002, and 2001, respectively. Included in other noncurrent liabilities of SJW Corp.'s Balance Sheet is minority interest of $157 and $187 at December 31, 2003 and 2002, respectively.

Note 11. Employee Benefit Plans

      Pension Plans

      San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive three years of compensation. Company policy is to contribute the net periodic pension cost to the extent it is tax deductible.

      The Pension Plan is administered by a Committee that is composed of an equal number of company and Union representatives. Investment decisions have been delegated by the Committee to an Investment Manager, presently U.S. Trust. Investment guidelines provided to the Investment Manager require that at least 30% of plan assets be invested in bonds or cash. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income.
Additionally, Prudential Securities Inc. has been retained by the Committee as an advisor to monitor the performance of the Investment Manager based on written plan performance goals and criteria. Generally it is expected of the Investment Manager that the performance of the Pension Plan Fund, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a five-year period and/or full market cycle. These standards include a specific rate of return, a return of four percent in excess of inflation and performance better than a similarly balanced fund using Standard and Poor 500 and Salomon Bros. Indexes. Satisfactory performance will also be achieved if the total return compared to an appropriate balanced fund universe is:

      a. in rising markets: in the second quartile of the universe

      b. declining markets: in the first quartile of the universe

      c. full market cycle: in the first quartile of the universe

      General restrictions have been placed on the Investment Manager. He may not acquire any security subject to any restriction: write, or sell any put, naked call or call option; acquire any security on margin; or otherwise utilize borrowed funds for the acquisition of any security; sell any security not owned by the Fund; acquire more than 10% of any class of securities or any single issuer; generally, acquire a security of any single issuer whose cost exceeds 6% of the fund value; securities of the San Jose Water Company; trade in commodities; or acquire foreign stocks except those traded as American depository receipts on a U.S. Stock Exchange.

      San Jose Water Company has a Supplemental Executive Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $5,008, $4,583, and $5,399 as of December 31, 2003, 2002, and 2001, respectively, and net periodic pension cost of $583, $606, and $616 for 2003, 2002, and 2001, respectively.

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

      Deferral Plan

      San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. Company contributions were $708, $671, and $639, in 2003, 2002, and 2001, respectively.

      Other Postretirement Benefits

      In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. The plan is a flat dollar plan which is unaffected by variations in health care costs.

      Net periodic cost for the defined benefit plans and other postretirement benefits was calculated utilizing the following assumptions:

                                                    Pension Benefits                      Other Benefits
                                            ---------------------------------   -----------------------------------
                                               2003        2002        2001        2003         2002         2001
                                            ---------   ---------   ---------   ----------   ----------   ---------
Weighted-Average
 Assumptions as of December 31                      %           %           %           %            %            %
 Discount rate ..........................       6.25        6.75        7.25        6.25         6.75         7.25
 Expected return on plan assets .........       8.00        8.00        8.00        8.00         8.00         8.00
 Rate of compensation increase ..........       4.00        4.00        4.00        n.a.         n.a.         n.a.
                                                ----        ----        ----       -----        -----       ------

      The company utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with outstanding amount of $1 million or more in determining the discount rate for actuarial expense calculation purposes. Both rates reflect the appropriate economic conditions at time of measurement.

      Net periodic cost for the defined benefit plans and other postretirement benefits was:

                                                       Pension Benefits                        Other Benefits
                                            ---------------------------------------   --------------------------------
                                                2003          2002          2001        2003       2002        2001
                                            -----------   -----------   -----------   --------   --------   ----------
Components of Net Periodic Benefit Cost
 Service cost .............................  $  1,413      $  1,148           926      $  46         41         40
 Interest cost ............................     2,741         2,640         2,421        122        118        118
 Expected return on assets ................    (2,191)       (2,659)       (2,940)       (41)       (40)       (33)
 Amortization of transition obligation ....        56            54             3         56         56         56
 Amortization of prior service cost .......       286           354           258         16         16         16
 Recognized actuarial loss/(gain) .........       412            57          (346)         -          -         (6)
                                             --------      --------        ------      -----        ---        ---
 Net periodic benefit cost ................  $  2,717         1,594           322      $ 199        191        191
                                             ========      ========        ======      =====        ===        ===

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

      The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension and other postretirement plans as of December 31 were as follows:

                                                             Pension Benefits                       Other Benefits
                                                   ------------------------------------- ------------------------------------
                                                        2003         2002        2001        2003         2002        2001
                                                   ------------- ----------- ----------- ------------ ----------- -----------
Change in Benefit Obligation
 Benefit obligation at beginning of year .........   $  41,466      37,021      36,385     $  1,821       1,709       1,569
 Service cost ....................................       1,413       1,148         926           46          41          40
 Interest cost ...................................       2,741       2,640       2,421          122         118         118
 Amendments ......................................           -         424       1,275        1,711           -           -
 Actuarial loss/(gain) ...........................       3,516       1,931      (2,019)         152          66         101
 Benefits paid ...................................      (1,857)     (1,698)     (1,967)        (113)       (113)       (119)
                                                     ---------      ------      ------     --------       -----       -----
 Benefit obligation at end of year ...............   $  47,279      41,466      37,021     $  3,739       1,821       1,709
                                                     =========      ======      ======     ========       =====       =====
Change in Plan Assets
 Fair value of assets at beginning of year;
   Debt securities ...............................   $   8,653       9,488       9,873            -           -           -
                                                          31.1%       27.9%       26.4%           -           -           -
   Equity securities .............................   $  16,461      23,682      25,979            -           -           -
                                                          59.1%       69.6%       69.4%           -           -           -
   Cash & Equivalents ............................   $   2,718         840       1,570     $    507         394         483
                                                           9.8%        2.5%        4.2%         100%        100%        100%
                                                     ---------      ------      ------     --------       -----       -----
                                                     $  27,832      34,010      37,422     $    507         394         483
 Actual return on plan assets ....................       4,344      (4,713)     (1,766)           -           7          18
 Employer contributions ..........................       2,000         233         321          114         206           -
 Benefits paid ...................................      (1,843)     (1,698)     (1,967)        (100)       (100)       (107)
                                                     ---------      ------      ------     --------       -----       -----
                                                     $  32,333      27,832      34,010          521         507         394
                                                     =========      ======      ======     ========       =====       =====
 Fair value of assets at end of year;
   Debt securities ...............................   $   7,116       8,653       9,488            -           -           -
                                                          22.0%       31.1%       27.9%           -           -           -
   Equity securities .............................   $  21,677      16,461      23,682            -           -           -
                                                          67.0%       59.1%       69.6%           -           -           -
   Cash & Equivalents ............................   $   3,540       2,718         840     $    521         507         394
                                                          11.0%        9.8%        2.5%         100%        100%        100%
                                                     ---------      ------      ------     --------       -----       -----
   Total .........................................   $  32,333      27,832      34,010     $    521         507         394
                                                     =========      ======      ======     ========       =====       =====
Funded Status
 Plan assets less benefit obligation .............   $ (15,047)    (13,633)     (3,010)    $ (3,218)     (1,313)     (1,315)
 Unrecognized transition obligation ..............          96         152         206          453         509         565
 Unamortized prior service cost ..................       1,985       2,270       3,387        1,735          39          54
 Unrecognized actuarial(gain) loss ...............      10,665       9,388      (1,045)         229          20         (94)
                                                     ---------     -------      ------     --------      ------      ------
 Accrued benefit cost ............................   $  (2,301)     (1,823)       (462)    $   (801)       (745)       (790)
                                                     =========     =======      ======     ========      ======      ======

      In 2004, the company expects to make a contribution of $1,341 and $114 to the pension plan and other post retirement benefit plan, respectively.

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

      Amounts recognized on the balance sheet consist of:

                                                       Pension Benefits                         Other Benefits
                                           ----------------------------------------   ----------------------------------
                                               2003           2002          2001         2003         2002        2001
                                           ------------   -----------   -----------   ----------   ---------   ---------
Accrued benefit costs ....................   $ (2,301)       (1,823)         (462)      $ (801)       (745)       (790)
Additional minimum liability .............     (4,874)       (4,541)       (2,580)           -           -           -
Intangible asset .........................      2,080         2,423         1,001            -           -           -
Accumulated other comprehensive loss .....      2,794         2,118         1,579            -           -           -
                                             --------        ------        ------       ------        ----        ----
Net amount recognized ....................   $ (2,301)       (1,823)         (462)      $ (801)       (745)       (790)
                                             ========        ======        ======       ======        ====        ====

      In December 2003, federal legislation was passed reforming Medicare and introducing the Medicare Part D prescription drug program. San Jose Water Company has not yet determined the effects, if any, the new legislation will have on its post retirement benefit plan or calculation that are required under SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", as disclosed in this Note. The legislation may provide a special subsidy to San Jose Water Company which may affect the actuarial assumptions used in determining the utilization rates and medical cost trends. In addition, the FASB may take further action that could affect the accounting treatment of the legislation.

Note 12. Long-Term Incentive Plan and Stock-Based Compensation

      On April 29, 2003, SJW Corp.'s shareholders executed and approved a technical amendment to its Long-Term Incentive Plan (Incentive Plan), which was originally adopted on April 18, 2002. Under the Incentive Plan, 900,000 common shares have been reserved for issuance. The amendment to the Incentive Plan includes allowing non-employee directors to receive awards, authorizing the plan administrator to grant stock appreciation rights, and listing of the performance criteria for performance shares. The amended plan allows SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire a meaningful equity interest in the Corporation. In no event may any one participant in the Incentive Plan receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 300,000 common shares. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. As of December 31, 2003, no securities were issued pursuant to the equity awards made and 127,407 shares will be issued upon the exercise of outstanding options and deferred restricted stock. The remaining shares available for issuance under the Incentive Plan are 772,593. The total compensation cost charged to income under all plans was $492 for 2003. The total benefits, including non-employee directors converted post-retirement benefits, recorded in shareholders' equity under all plans were $1,018. No awards were granted under the Incentive Plan in 2002 and 2001.

      Stock Options

      Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of grant. The options vest at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. At December 31, 2003, 28,929 options were issued and outstanding under the Incentive Plan at an exercise price of $28.00, with a weighted average remaining life of 9.3 years, and the weighted average fair value of $5.33, at the date of grant.

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

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

      For the year ended December 31, 2003, the Corporation has recognized stock compensation expense of $26, for the 28,929 options granted to its executives. No options were granted in 2002 and 2001.

Stock Options

                                                                     2003
                                                        -------------------------------
                                                                       Weighted-Average
                                                           Shares       Exercise Price
                                                        -----------   -----------------
Outstanding at beginning of year ....................           -                -
Granted .............................................      28,929          $ 28.00
Exercised ...........................................           -                -
Forfeited ...........................................           -                -
Outstanding at end of year ..........................      28,929          $ 28.00
Options exercisable at year-end .....................           -                -
Weighted-average fair value of options granted during
 the year ...........................................    $   5.33                -

Options Exercisable

                   Options Outstanding                         Options Exercisable
---------------------------------------------------------   -------------------------
                                  Weighted
                                  Average
                                 Remaining      Weighted                     Weighted
  Range of         Number       Contractual      Average        Number       Average
  Exercise      Outstanding         Life        Exercise     Exercisable     Exercise
   Prices       at 12/31/03       (years)         Price      at 12/31/03      Price
------------   -------------   -------------   ----------   -------------   ---------
  $  28.00        28,929             9.3        $ 28.00          -              -

Deferred Restricted Stock Plans

      As of December 31, 2003, 41,670 restricted stock units have been granted to a key employee of the Corporation, which vest over a period of three years and are payable upon retirement. Following SFAS No. 123, the restricted stock units were valued at the market price of $28.10 per share at the date of grant, which is being recognized as compensation expense over the vesting period. For the year ended December 31, 2003, the Corporation has recognized stock compensation expense of $234 related to these restricted stock units. SJW Corp. has a Deferred Restricted Stock Program for non-employee Board members whereby members can elect to receive their existing and future cash pension benefit, and annual retainer fees in restricted stock units under the program.

      Directors who elect to participate in the program will receive an annual grant of the right to receive Deferred Restricted Stock in lieu of receiving a cash pension benefit, an amount equivalent to the annual retainer fee, upon retirement. The number of shares of each annual Deferred Restricted Stock award will equal to the amount of the aggregate annual retainer, as of the date of grant, divided by the fair market value of one share of the Corporation's common stock on the date of grant. Directors can receive a maximum number of ten awards for ten full years of service. With respect to the conversion of existing pension benefits that were accrued before the grant date, 20,487 shares were fully vested at the time of grant and the remaining 35,037 shares vest over a period of three years. As of December 31, 2003, 55,524 shares have been granted to the directors under the program at a market price of $28.40 per share. In accordance with SFAS No. 123, the Corporation has recognized stock compensation expense of $141 for the year ended December 31, 2003.

      Directors who elect to convert the annual retainer fee receive Deferred Restricted Stock in an amount equal to the annual retainer fee divided by the fair market value of one share of common stock

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

on the last business day before the date of grant, which will vest on a monthly basis. For the year ended December 31, 2003 the Corporation has granted 428 deferred restricted shares in lieu of cash retainer fees at $28.07 and recognized stock compensation expense of $36. No Deferred Restricted Stock was granted in 2002 and 2001.

Deferred Restricted Shares Outstanding

                                                  Weighted
                                                Average Issue
                                                    Price         Shares
                                               --------------   ---------
  Outstanding at 12/31/2002 .........                 -               -
         Issued .....................           $ 28.27          98,478
         Forfeited ..................                 -               -
  Outstanding at 12/31/2003 .........           $ 28.27          98,478
  Shares vested .....................                 -          35,661

Dividend Equivalent Rights

      SJW Corp. also has a Dividend Equivalent Rights Agreement providing holders of options to receive dividend rights each time a dividend is paid on common shares after the option grant date, for a maximum period of four years. Dividend Equivalent Rights for restricted stock units allow holders of restricted stock units to receive dividend rights, each time a dividend is paid on common shares after the grant date, until the stock is issued to the holder. The accumulated dividends of the holders will be used to purchase stock units on behalf of the holders at the beginning of the following year using the average fair market value of common shares on each of the dividend dates in the immediately preceding year. The dividend equivalent units shall be vested in the same manner as the options and restricted stock. For the year ended December 31, 2003, the Corporation has recognized compensation expense for dividend rights of $55.

Note 13. Sale of Nonutility Property

      On March 11, 2003, SJW Corp. sold San Tomas station, a nonutility property, to Santa Clara Valley Water District (SCVWD) for a contract price of $5,400. SJW Corp. recognized a gain on sale of nonutility property of $3,030, net of tax of $2,106 in connection with the sale. In April 2003, the Corporation reinvested the property sale proceeds by acquiring two income properties in the states of Connecticut and Florida, at a total purchase price of $15,400. In connection with the purchases, the Corporation executed mortgages in the amount of $9,900. The mortgage loans are due in ten years with a fixed interest rate of 5.96%. The mortgages are secured by the same properties that SJW Corp. has purchased in the states of Connecticut and Florida.

Note 14. Subsequent events

      On January 29, 2004, SJW Corp.'s Board of Directors approved a three-for-one stock split of common stock for shareholders of record on February 10, 2004 and the issued shares were split on a three-for-one basis on March 1, 2004. Share and per share computations provided herein reflect the changes in the number of shares due to the stock split.

                           SJW CORP. AND SUBSIDIAIRES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years ended December 31, 2003, 2002, and 2001 - (Continued)
                    (Dollars in thousands, except share data)

Note 15. Unaudited Quarterly Financial Data

      Summarized quarterly financial data is as follows:

                                                 2003 Quarter ended
                                 ---------------------------------------------------
                                     March         June       September     December
                                 ------------   ----------   -----------   ---------
Operating revenue ............     $ 27,791       37,968       49,334       34,639
Operating income .............        3,976        6,256        7,887        4,835
Net income ...................        5,282        4,426        5,967        3,002
Comprehensive income .........        6,645        5,964        4,468        3,635
Earnings per share
   - Basic ...................         0.58         0.48         0.65         0.33
   - Diluted .................         0.58         0.48         0.65         0.33
Comprehensive income per share
   - Basic ...................         0.73         0.65         0.49         0.40
   - Diluted .................         0.72         0.65         0.49         0.40
Market price range of stock:
   High ......................        28.08        29.15        29.42        29.90
   Low .......................        25.13        25.65        27.25        28.47
Dividends per share ..........         0.25         0.24         0.24         0.24

                                                 2002 Quarter ended
                                 ---------------------------------------------------
                                     March         June       September     December
                                 ------------   ----------   -----------   ---------
Operating revenue ............     $ 27,718       38,696       46,153       33,085
Operating income .............        3,372        5,720        7,397        4,069
Net income ...................        1,749        3,991        5,776        2,716
Comprehensive income .........        1,652        3,731        5,990        1,177
Earnings per share
   - Basic ...................         0.19         0.44         0.63         0.30
   - Diluted .................         0.19         0.44         0.63         0.30
Comprehensive income per share
   - Basic ...................         0.18         0.41         0.66         0.13
   - Diluted .................         0.18         0.41         0.66         0.13
Market price range of stock:
   High ......................        29.67        29.40        27.13        27.95
   Low .......................        26.08        25.68        25.67        25.93
Dividends per share ..........         0.23         0.23         0.23         0.23

                                    SJW CORP.
                          FINANCIAL STATEMENT SCHEDULE

                                                                     Schedule II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     Years ended December 31, 2003 and 2002


Description                                            2003            2002
-----------------------------------------------   -------------   -------------
Allowance for doubtful accounts
   Balance, beginning of period ...............    $  120,000         100,000
   Charged to expense .........................       307,628         397,860
   Accounts written off .......................      (344,231)       (405,030)
   Recoveries of accounts written off .........        46,603          27,170
                                                   ----------        --------
   Balance, end of period .....................    $  130,000         120,000
                                                   ==========        ========
Reserve for litigation and claims
   Balance, beginning of period ...............    $  609,292         579,698
   Charged to expense .........................       105,000          90,000
   Payments ...................................       (66,067)        (60,406)
                                                   ----------        --------
   Balance, end of period .....................    $  648,225         609,292
                                                   ==========        ========

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      (a) The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Corporation in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Corporation believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

      (b) Changes in internal controls. There has been no change in internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is contained in part under the caption "Executive Officers of Registrant" in Part I of this report, and the remainder is contained in SJW Corp.'s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on April 29, 2004 (the "2004 Proxy Statement") under the captions "Proposal 1 - Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance," and "Corporate Governance and Board Matters" and is incorporated herein by reference.

      Code of Ethics

      SJW Corp. has adopted a code of ethics that applies to SJW Corp.'s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the code of ethics is posted on SJW Corp.'s internet website under web address http://www.sjwater.com. SJW Corp. intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.

Item 11. Executive Compensation

      The  information  required  by this item is  contained  in the 2004  Proxy
Statement under the captions "Compensation of Directors," "Executive Compensation," "Employment Arrangements," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is contained in the 2004 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is contained in the 2004 Proxy Statement under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                     PART IV

Item 14. Prinicipal Accountant Fees and Services

      The information required by this item is contained in the 2004 Proxy Statement under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(1) Financial Statements

                                                                                      Page
                                                                                     -----
Independent Auditors' Report .....................................................    27
Consolidated Balance Sheets as of December 31, 2003 and 2002 .....................    28
Consolidated Statements of Income and Comprehensive Income for the years ended
 December 31, 2003, 2002, and 2001 ...............................................    29
Consolidated Statements of Changes in Shareholders' Equity for the years ended
 December 31, 2003, 2002, and 2001 ...............................................    30
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002,
 and 2001 ........................................................................    31
Notes to Consolidated Financial Statements .......................................    32

(2) Financial Statement Schedule

Schedule
Number II
---------
Valuation and Qualifying Accounts and Reserves,
Years ended December 31, 2003 and 2002 ...........................................    47

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

            (b) Report on Form 8-K. SJW Corp. filed a current report on Form 8-K with the Securities and Exchange Commission on October 29, 2003 to furnish its press release that announced the financial results for the third quarter ended September 30, 2003 under Item 12 thereof.

                                 EXHIBIT INDEX

 Exhibit
   No.                                         Description
--------   -----------------------------------------------------------------------------------
 2         Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
 2.1       Registration Rights Agreement entered into as of December 31, 1992 among SJW
           Corp., Roscoe Moss, Jr. and George E. Moss. Filed as Exhibit 4.1 to Form 8-K
           January 11, 1993. S.E.C. File No. 1-8966.(1)
 3         Articles of Incorporation and By-Laws:
 3.1       Restated Articles of Incorporation and By-Laws of SJW Corp., defining the rights of holders of the equity securities of SJW Corp. Filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 2001.
 4         Instruments Defining the Rights of Security Holders, including Indentures: No current issue of the registrant's long-term debt exceeds 10 percent of its total assets. SJW Corp. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of unregistered senior and subordinated debt of the company.
10         Material Contracts:
10.1       Water Supply Contract dated January 27, 1981 between San Jose Water Works and the Santa Clara Valley Water District, as amended. Filed as Exhibit 10.1 to Form
           10-K for the year ended December 31, 2001.
10.3       San Jose Water Company Executive Supplemental Retirement Plan adopted by San
           Jose Water Company Board of Directors.(2)
10.4       First Amendment to San Jose Water Company Executive Supplemental Retirement
           Plan adopted by San Jose Water Company Board of Directors.(2)
10.5       Second Amendment to San Jose Water Company Executive Supplemental
           Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
           an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
           S.E.C. File No. 1-8966.(2)
10.6       Third Amendment to San Jose Water Company Executive Supplemental
           Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
           an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
           S.E.C. File No. 1-8966.(2)
10.7       Fourth Amendment to San Jose Water Company Executive Supplemental
           Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as
           an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998.
           S.E.C. File No. 1-8966.(2)
10.8       Fifth Amendment to San Jose Water Company Executive Supplemental Retirement
           Plan adopted by San Jose Water Company Board of Directors. Filed as an Exhibit
           to Annual Report on Form 10-K for the year ended December 31, 1998. S.E.C.
           File No. 1-8966.(2)
10.9       SJW Corp. Executive Severance Plan adopted by SJW Corp. Board of Directors.
           Filed as an Exhibit to Annual Report on Form 10-K for the year ended December
           31, 1998. S.E.C. File No. 1-8966.(2)
10.10      Sixth Amendment to San Jose Water Company's Executive Supplemental
           Retirement Plan. Filed as an Exhibit to Form 10-Q for the period ending
           September 30, 1999. S.E.C. File No. 1-8966.(2)
10.11      Amendment to SJW Corp.'s Executive Severance Plan. Filed as an Exhibit to Form
           10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.(2)

  Exhibit
    No.                                           Description
----------   -------------------------------------------------------------------------------------
10.12        Resolution for Directors' Retirement Plan adopted by SJW Corp. Board of
             Directors as amended on September 22, 1999. Filed as an Exhibit to Form 10-Q for
             the period ending September 30, 1999. S.E.C. File No. 1-8966.(2)
10.13        Resolution for Directors' Retirement Plan adopted by San Jose Water Company's
             Board of Directors as amended on September 22, 1999. Filed as an Exhibit to
             Form 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.(2)
10.14        Resolution for Directors' Retirement Plan adopted by SJW Land Company Board of Directors on September 22, 1999. Filed as an Exhibit to Form 10-Q for the
             period ending September 30, 1999. S.E.C. File No. 1-8966.(2)
10.15        SJW Corp. Long-Term Incentive Plan, adopted by SJW Corp. Board of Directors
             March 6, 2002. Filed as an Exhibit to Form 10-Q for the period ended June 30,
             2002.(2)
10.16        Seventh Amendment to San Jose Water Company's Executive Supplemental
             Retirement Plan, adopted by San Jose Water Company Board of Directors. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2002.(2)
10.17        Limited Partnership Agreement of 444 West Santa Clara Street, L. P. executed between SJW Land Company and Toeniskoetter & Breeding, Inc. Development.
             Filed as an Exhibit to Form 10-Q for the period ending September 30, 1999. S.E.C.
             File No. 1-8966.
10.18        San Jose Water Company Executive Supplemental Retirement Plan adopted by San
             Jose Water Company Board of Directors, as restated to reflect amendments made through May 1, 2003. Filed as an Exhibit to Form 10-Q for the period ended June
             30, 2003. S.E.C. File No. 1-8966.(2)
10.19        SJW Corp. Executive Severance Plan adopted by SJW Corp. Board of Directors, as restated to reflect amendments made through May 1, 2003. Filed as an Exhibit to
             Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966.(2)
10.20        SJW Corp. Long-Term Incentive Plan, adopted by SJW Corp. Board of Directors, as amended on March 3, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966.(2)
10.21        Chief Executive Officer Employment Agreement, as restated on June 27, 2003.
             Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File
             No. 1-8966.(2)
10.22        Standard Form of Stock Option Agreement-subject to changes per Employment
             Agreement, as adopted by the SJW Corp. Board of Directors on April 29, 2003.
             Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File
             No. 1-8966.(2)
10.23        Chief Executive Officer SERP Deferred Restricted Stock Award, as restated on
             June 27, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30,
             2003. S.E.C. File No. 1-8966.(2)
10.24        Form of Stock Option Agreement with Dividend Equivalent Agreement as adopted by the Board of Directors on April 29, 2003. Filed as an Exhibit to Form
             10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966.(2)
10.25        Form of Directors Deferred Restricted Stock Program as adopted by SJW Corp.
             Board of Directors on July 29, 2003. Filed as an Exhibit to Form 10-Q for the
             period ending September 30, 2003. S.E.C. File No. 1-8966.(2)
10.26        Form of Directors Annual Retainer Fee Deferred Election Agreement, as adopted by SJW Corp. Board of Directors on July 29, 2003. Filed as an Exhibit to Form
             10-Q for the period ending September 30, 2003. S.E.C. File No. 1-8966.(2)

 Exhibit
   No.                                           Description
--------   --------------------------------------------------------------------------------------
31.1       Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief
           Executive Officer.(1)
31.2       Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and
           Treasurer.(1)
32.1       Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive
           Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2       Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and
           Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

------------
(1)   Filed currently herewith.
(2)   Management contract or compensatory plan or agreement.

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

                                        SJW CORP.

Date: January 29, 2004                  By /s/ DREW GIBSON
                                          -----------------------------------
                                          Drew Gibson,
                                          Chairman, Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 29, 2004                  By /s/ W. RICHARD ROTH
                                           ----------------------------------
                                           W. Richard Roth,
                                           President, Chief Executive Officer
                                           and Member, Board of Directors

Date: January 29, 2004                  By /s/ ANGELA YIP
                                           ----------------------------------
                                           Angela Yip,
                                           Chief Financial Officer

Date: January 29, 2004                  By /s/ VICTOR K. WONG
                                           ----------------------------------
                                           Victor K. Wong,
                                           Controller (Chief Accounting Officer)

Date: January 29, 2004                  By /s/ MARK L. CALI
                                           ----------------------------------
                                           Mark L. Cali,
                                           Member, Board of Directors

Date: January 29, 2004                  By /s/ J. PHILIP DINAPOLI
                                           ----------------------------------
                                           J. Philip Dinapoli,
                                           Member, Board of Directors

Date: January 29, 2004                  By /s/ DREW GIBSON
                                           ----------------------------------
                                           Drew Gibson,
                                           Member, Board of Directors

Date: January 29, 2004                  By /s/ RONALD R. JAMES
                                           ----------------------------------
                                           Ronald R. James,
                                           Member, Board of Directors

Date: January 29, 2004                  By /s/ GEORGE E. MOSS
                                           ----------------------------------
                                           George E. Moss,
                                           Member, Board of Directors

Date: January 29, 2004                  By /s/ ROSCOE MOSS, JR.
                                           ----------------------------------
                                           Roscoe Moss, JR.,
                                           Member, Board of Directors

Date: January 29, 2004                  By /s/ CHARLES J.TOENISKOETTER
                                           ----------------------------------
                                           Charles J. Toeniskoetter,
                                           Member, Board of Directors

Date: January 29, 2004                  By /s/ FREDERICK ULRICH
                                           ----------------------------------
                                           Frederick Ulrich,
                                           Member, Board of Directors