Form 10-Q
period 2004-03-31
SJW CORP
filed 2004-05-10
CIK 766829

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                          FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         March 31, 2004
----------------------------------------------------------------
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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of the date of the report are 9,135,441.
                 PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   SJW CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    AND COMPREHENSIVE INCOME
                          (UNAUDITED)
            (In thousands, except share and per share data)

                                              THREE MONTHS ENDED
                                                    MARCH 31
                                                2004        2003
                                                      (Restated
                                                     see Note 7)
                                             -------------------
OPERATING REVENUE                            $31,063     $27,971
OPERATING EXPENSE:
 Operation:
  Purchased water                              6,510       6,047
  Power                                          814         737
  Pump taxes                                   3,121       2,068
  Administrative and general                   4,310       3,770
  Other                                        3,249       3,086
 Maintenance                                   2,108       1,773
 Property taxes and other nonincome taxes      1,329       1,269
 Depreciation and amortization                 4,393       3,740
 Income taxes                                  1,244       1,419
                                              ------------------
Total operating expense                       27,078      23,909
                                              ------------------
OPERATING INCOME                               3,985       4,062

Gain on sale of nonutility property,
 net of income taxes of $2,105                     -       3,030
Interest on long-term debt                    (2,382)     (2,086)
Dividend income                                  311         309
Other, net                                      (140)        (33)
                                              ------------------
NET INCOME                                    $1,774      $5,282
                                              ==================
Other comprehensive income:
 Unrealized income on investment              $  979      $2,310
 Income taxes related to other
  comprehensive income                          (401)       (947)
                                              ------------------
Other comprehensive income, net                  578       1,363
                                              ------------------
COMPREHENSIVE INCOME                          $2,352      $6,645
                                              ==================
EARNINGS PER SHARE
     Basic                                    $ 0.19      $ 0.58
     Diluted                                  $ 0.19      $ 0.58
                                              ==================
COMPREHENSIVE INCOME PER SHARE
     Basic                                    $ 0.26      $ 0.73
     Diluted                                  $ 0.26      $ 0.73
                                              ==================
DIVIDENDS PER SHARE                           $ 0.25      $ 0.24
                                              ==================
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                 9,135,441   9,135,441
     Diluted                               9,187,890   9,135,441

See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.



                    SJW CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                         (In thousands)

                                             MARCH 31 DECEMBER 31
                                                 2004        2003
                                                       (Restated
                                                      see Note 7)
                                             -------- -----------
ASSETS
UTILITY PLANT:
  Land                                       $  1,750    $  1,750
  Depreciable plant and equipment             580,034     570,119
  Construction in progress                      5,724       4,000
  Intangible assets                             7,840       7,840
                                             --------    --------
    Total utility plant                       595,348     583,709
Less accumulated depreciation
  and amortization                            179,697     174,985
                                             --------    --------
    Net utility plant                         415,651     408,724

NONUTILITY PROPERTY                            35,222      34,918
Less accumulated depreciation                   2,513       2,349
                                             --------    --------
    Net nonutility property                    32,709      32,569

CURRENT ASSETS:
  Cash and equivalents                         10,030      10,278
  Accounts receivable and accrued unbilled
    utility revenue                            15,243      15,043
  Prepaid expenses and other                    1,802       2,019
                                             --------    --------
    Total current assets                       27,075      27,340

OTHER ASSETS:
  Investment in California Water Service
    Group                                      31,118      30,139
  Unamortized debt issuance and reacquisition
    costs                                       3,413       3,447
  Regulatory assets                             8,065       7,976
  Other                                         5,636       6,049
                                             --------    --------
    Total other assets                         48,232      47,611
                                             --------    --------
                                             $523,667    $516,244
                                             ========    ========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                               $  9,516    $  9,516
  Additional paid-in capital                   13,681      13,375
  Retained earnings                           137,503     138,058
  Accumulated other comprehensive income        5,996       5,419
                                             --------    --------
    Total shareholders' equity                166,696     166,368
  Long-term debt, less current portion        143,935     143,947
                                             --------    --------
    Total capitalization                      310,631     310,315

CURRENT LIABILITIES:
  Current portion of long-term debt               139         184
  Accrued pump taxes and purchased water        3,746       3,224
  Purchased power                                 990         864
  Accounts payable                              7,088       2,217
  Accrued interest                              2,204       3,619
  Accrued taxes                                 1,508         467
  Other current liabilities                     3,938       4,501
                                             --------    --------
    Total current liabilities                  19,613      15,076

DEFERRED INCOME TAXES                          39,733      38,207
ADVANCES FOR AND CONTRIBUTIONS IN AID OF
  CONSTRUCTION                                141,450     141,122
  OTHER NONCURRENT LIABILITIES                 12,240      11,524
                                             --------    --------
                                             $523,667    $516,244
                                             ========    ========

See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.



                    SJW CORP. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                              THREE MONTHS ENDED
                                                     MARCH 31
                                                   2004     2003
                                                      (Restated
                                                    see Note 7)
OPERATING ACTIVITIES:                           -------  -------
  Net income                                     $1,774   $5,282
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization                  4,393    3,757
   Deferred income taxes                          1,526    2,851
   Stock-based compensation                         306        -
   Gain on sale of nonutility property, net of
     taxes                                            -   (3,030)
   Changes in operating assets and liabilities:
     Cash on deposit for property exchange            -   (5,384)
     Accounts receivable and accrued utility
       revenue                                     (200)   2,948
     Accounts payable, purchased power and other
       current liabilities                        4,434    6,430
     Accrued pump taxes and purchased water         522       93
     Accrued taxes                                1,041    1,531
     Accrued interest                            (1,415)  (1,118)
     Other noncurrent assets and noncurrent
       liabilities                                  279   (1,240)
   Other changes, net                               747     (390)
                                                -------  -------
NET CASH PROVIDED BY OPERATING ACTIVITIES        13,407   11,730

INVESTING ACTIVITIES:
  Additions to utility plant                    (11,719) (14,242)
  Additions to nonutility property                 (286)      (8)
  Cost to retire utility plant, net of salvage      (19)     (45)
  Proceeds from sale of nonutility property           -    5,370
                                                ------- --------
NET CASH USED IN INVESTING ACTIVITIES           (12,024)  (8,925)

FINANCING ACTIVITIES:
  Borrowings from line of credit                           2,500
  Repayments of line of credit                        -   (6,350)
  Repayments of long-term borrowings                (57)     (17)
  Dividends paid                                 (2,330)  (2,215)
  Receipts of advances and contributions
    in aid of construction                        1,153    4,935
  Refunds of advances for construction             (397)    (272)
                                                -------  -------
NET CASH USED IN FINANCING ACTIVITIES            (1,631)  (1,419)
                                                -------  -------
NET CHANGE IN CASH AND EQUIVALENTS                 (248)   1,386
                                                -------  -------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD        10,278      581
                                                -------  -------
CASH AND EQUIVALENTS, END OF PERIOD             $10,030   $1,967
                                                =======  =======
Cash paid during the period for:
  Interest                                       $3,955   $3,198
  Income taxes                                        -        -


See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.



                      SJW CORP. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2004


Note 1.  General
----------------

In the opinion of SJW Corp. (the Corporation), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.'s
2003 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climactic conditions can cause seasonal water consumption by residential customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a twelve-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater and lower in the winter when cooler temperatures and increased rainfall curtail water usage and sales.

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share and diluted comprehensive income per share are based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp. Long Term Incentive Plan, and income available to common shareholders and comprehensive income, respectively, adjusted for recognized stock compensation expense. For the three months ended March 31, 2004 and 2003, the basic weighted average number of common shares was 9,135,441. For the three months ended March 31, 2004, the diluted weighted average number of common shares outstanding was 9,187,890. There were no common stock equivalents during the three-month period ended March 31, 2003.

On January 29, 2004, the Board of Directors of SJW Corp. approved a three-for-one stock split of common stock. The three-for-one stock split was effective on March 2, 2004. Basic and diluted earnings and comprehensive income per share in the current and prior periods reflect the impact of stock split.

SJW Corp. and its subsidiaries operate predominantly in one reportable business segment of providing water utility services to its customers.


Note 2.  Long-Term Incentive Plan
---------------------------------

Under the Long-Term Incentive Plan (Incentive Plan), which was originally adopted on April 18, 2002 and subsequently amended on April 29, 2003 by SJW Corp.'s shareholders, 900,000 common shares have been reserved for issuance. As of March 31, 2004, no securities have been issued pursuant to the Incentive Plan, and 157,299 shares are issuable upon the exercise of outstanding options and deferred restricted stock. The remaining shares available for issuance under the Incentive Plan are 742,701. The total compensation cost charged to income under the Incentive Plan was $291,000 for the three months ended March 31, 2004. The total benefit, including non-employee directors' converted post-retirement benefits, recorded in shareholders' equity under the Incentive Plan was $306,000 which included $15,000 related to dividend equivalent units issued during the first quarter of 2004 which had been earned during 2003 and were accrued as a liability as of December 31, 2003.

     Stock Options

Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. In January 2004, 26,076 options were issued at an exercise price of $29.70 per share, and the weighted average fair value of $5.33, at the date of grant. As of March 31, 2004, 55,185 options were issued and outstanding under the Incentive Plan.

For the three months ended March 31, 2004, the Corporation has recognized stock compensation expense of $33,000 for the 55,185 options granted to its executives.

     Deferred Restricted Stock Plans

As of March 31, 2004, 41,670 restricted stock units have been granted to a key employee of the Corporation. For the three months ended March 31, 2004, the Corporation has recognized stock compensation expense of $128,000 related to these restricted stock units under the program.

As of March 31, 2004, 55,524 shares have been granted to non-employee Board members who elected to receive their existing and future cash pension benefits in restricted stock units under the Deferred Restricted Stock Program. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation has recognized stock compensation expense of $102,000 for the three months ended March 31, 2004.

In January 2004, 3,636 shares were issued at an exercise price of $29.75 per share, to the non-employee Board members who elected to convert their annual retainer fee in restricted stock units under the Deferred Restricted Stock Program. As of March 31, 2004, the Corporation has granted 4,920 deferred restricted shares in lieu of cash retainer fees. For the three months ended March 31, 2004, the Corporation has recognized stock compensation expense of $28,000.

     Dividend Equivalent Rights

SJW Corp. also has a Dividend Equivalent Rights Agreement providing holders of options to receive dividend rights each time a dividend is paid on common shares after the option grant date, for a maximum period of four years.


Note 3.  Partnership Interest
-----------------------------

In January 2004, SJW Corp. adopted Interpretation No. 46(R), "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board (FASB). This interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns a 70% limited partnership in 444 West Santa Clara Street, L.P. (the Partnership), a real estate limited partnership that owns and operates an office building. The Corporation's interest in the limited partnership had previously been accounted for as an investment under the equity method of accounting.

As a result of adopting Interpretation No. 46(R), the Corporation has restated its previously reported December 31, 2003
Consolidated Balance Sheets and its March 31, 2003 Consolidated
Statements of Income and Comprehensive Income as follows:

                                  December 31, 2003
                                     As              As
                            Previously Reported    Restated
                            -------------------    --------
                                      (in thousands)
Consolidated Balance Sheets:
Assets
  Nonutility property             $ 29,665         $ 34,918
  Less: accumulated depreciation     2,036            2,349
                                  --------         --------
    Net nonutility property       $ 27,629         $ 32,569
                                  --------         --------
  Cash and equivalents              10,036           10,278
  Other assets                       5,594            6,049

Liabilities:
    Long-term debt                $139,614         $143,947




                                     March 31, 2003
                                     As              As
                            Previously Reported   Restated
                            -------------------   --------
                                      (in thousands)
Consolidated Statements of Income
 and Comprehensive Income:
   Operating revenue              $ 27,791        $ 27,971
   Total operating expense          23,815          23,909
   Minority interest included in
    Other, net                          53             (33)


There was no cumulative impact on retained earnings that resulted from the adoption of Interpretation No. 46(R).

The Partnership has a mortgage loan in the outstanding amount of $4,321,000 as of March 31, 2004. The mortgage loan is due in April 2011 and amortized over twenty-five years with a fixed interest rate of 7.80%. The mortgage loan is secured by the Partnership's real property and is non-recourse to SJW Land Company.


Note 4.  Non-regulated Business
-------------------------------

The business activities of SJW Corp. consist primarily of its subsidiary, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC) and operates within a service area approved by the CPUC. Included in the total operating revenue and operating expense are the non-regulated business activities of SJW Corp. The non-regulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems (CMWS), parking and lease operations of several commercial buildings and properties of SJW Land Company (SJW Land), and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service, LLC (CCWS). The following tables represent the distribution of the regulated and non-regulated business activities for the three months ended March 31, 2004 and 2003:


                     THREE MONTHS ENDED MARCH 31, 2004
                     ---------------------------------
                                (in thousands)

                                     Non-
                     Regulated     regulated      Total
                     ---------     ---------     ------
Revenue               $29,051        $2,012     $31,063

Expenses               25,611         1,467      27,078
                      -------        ------     -------
Operating income      $ 3,440        $  545     $ 3,985
                      =======        ======     =======


                     THREE MONTHS ENDED MARCH 31, 2003
                     ---------------------------------
                              (in thousands)

                                   Non-
                    Regulated    regulated        Total
                    ---------    ---------       ------
Revenue               $26,407       $1,564      $27,971

Expenses               22,701        1,208       23,909
                      -------       ------      -------
Operating income      $ 3,706       $  356      $ 4,062
                      =======       ======      =======


Note 5.  Depreciable Plant and Equipment
----------------------------------------

The major components of depreciable plant and equipment as of March 31, 2004 and December 31, 2003 are as follows:

                                         March 31,  December 31,
                                             2004          2003
                                         --------   ------------
                                              (in thousands)

Equipment                                $ 47,703      $ 49,071
Transmission and distribution             438,221       455,030
Office building and other structures       94,110        66,018
                                         --------      --------
     Total                               $580,034      $570,119
                                         ========      ========


Depreciation of utility plant is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of utility plant are as follows:

                                               Useful Lives
                                               ------------
Equipment                                      5 to 35 years
Transmission and distribution plant           35 to 75 years
Buildings, improvements, and
  other structures                             7 to 50 years
Intangible assets                             25 to 40 years


Note 6.  Nonutility Property
----------------------------

The major components of net nonutility property as of March 31, 2004 and December 31, 2003 are as follows:

                                       March 31,     December 31,
                                         2004            2003
                                       --------      -----------
                                              (in thousands)

Land                                   $  9,485         $ 9,485
Buildings and improvements               25,506          25,202
Intangibles                                 231             231
Less: accumulated depreciation            2,432           2,268
Less: accumulated amortization               81              81
                                       --------         -------
     Total                             $ 32,709         $32,569
                                       ========         =======


Depreciation of nonutility property is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. Refer to Note 5. Depreciable
Plant and Equipment for the estimated service lives of nonutility property.


Note 7.  Employee Benefit Plans
-------------------------------

For the three months ended March 31, 2004, and 2003, SJW Corp. recognized net periodic pension costs of $799,000 and $680,000, respectively. The net periodic pension cost for the first quarter of 2004 comprised of $438,000 in service costs, $762,000 in interest costs, $238,000 in others and the expected return on assets of $639,000. In 2004, the Corporation expects to make contributions of $2,800,000 to the pension plan and $297,000 to the other post-retirement plan.

Note 8.  Subsequent Events
--------------------------

On April 29, 2004, SJW Corp.'s Board of Directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the next thirty-six months.



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

San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area.

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. It distributes water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides non-regulated water related services under agreements with municipalities. These non-regulated services include full water system operations, billings and cash remittance services.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns and operates parking facilities, which are located adjacent to San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings, other undeveloped land primarily in the San Jose Metropolitan area, some properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

Crystal Choice Water Service LLC, a limited liability subsidiary
75% owned by SJW Corp., engages in the sale and rental of water conditioning and purification equipment.

SJW Corp. also owns 1,099,952 shares of California Water Service
Group, which represents approximately 7% of its outstanding shares as of December 31, 2003.


Critical Accounting Policies:
-----------------------------

SJW Corp. has identified accounting policies below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on the Corporation's business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect the Corporation's reported and expected financial results. The Corporation's critical accounting policies are as follows:

     Balancing Account

The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. The balancing account balance varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection. Had the balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be increased by the amount of balancing account over-collection, as the case may be, or decreased by the amount of balancing account under-collection, less applicable taxes. At March 31, 2004 and December 31, 2003, the balancing account had a net over-collected balance as follows:


                                       March 31     December 31
                                           2004            2003
                                       --------     -----------
                                           (in thousands)


Under-collection accrued prior to
  November 29, 2001                       $ 382           $ 382
Over-collection accrued from
  November 30, 2001 to period end          (502)           (389)
                                          ------         ------
     Net over-collected balance           $(120)          $  (7)
                                          ======          ======


     Recognition of Non-regulated Revenue

SJW Corp. recognizes its non-regulated revenue based on the nature of the non-regulated business activities. Revenue from San Jose Water Company's non-regulated utility operations and billing or maintenance agreements are recognized in accordance with SEC Staff Accounting Bulletin 104, "Revenue Recognition", when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services have been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.


      Accrued Unbilled Revenue

San Jose Water Company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Additionally, revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and the San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in operating revenue being adjusted in the period which the revision to San Jose Water Company's estimates are determined. As of March 31, 2004 and December 31, 2003, accrued unbilled revenue was $7,620,000 and $6,205,000, respectively.


     Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgment that it is probable that these costs will be recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in future ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance had to be recognized at March 31, 2004 and December 31, 2003. The net regulatory assets recorded by San Jose Water Company as of March 31, 2004 and December 31, 2003 were $8,065,000 and $7,976,000, respectively.


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


     Pension Accounting

San Jose Water Company offers a defined benefit plan, Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the employees, mortality, turnover and medical costs.

San Jose Water Company, through its Retirement Plan Administrative Committee managed by the representatives from the unions and management establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of December 31, 2003, the plan assets consist of approximately 22% bonds, 11% cash and 67% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distribution of assets is not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus a risk related to foreign exchange fluctuation is eliminated.

The market values of the plan assets are marked to market at the measurement date. The investment trust assets incurred unrealized market losses in the three years prior to 2003.
Unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes.

The Corporation utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with outstanding amount of $1 million or more in determining the discount rate used in calculating the liabilities at the measurement date. For the year ending December 31, 2003, the composite discount rate used was 6.25%.


     Stock-Based Compensation Plans

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares and dividend units. Under the plan, a total of 900,000 common shares are authorized for option awards and grants. The Corporation has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized include: expected dividend yield of 3.4%, expected volatility of 27%, risk-free interest rate of 2.86%, expected holding period of five years.

In addition to the option grants, SJW Corp. has granted restricted stock units to a key employee of the Corporation, which were valued at market price at the date of grant. The Corporation is correspondingly recognizing the fair market value of the restricted stock granted as compensation expense, over the vesting period of three years.

Additionally, restricted stock units granted to non-employee Board members from the conversion of cash pension benefits were valued at market price at the date of grant. The Corporation is correspondingly recognizing the fair market value of the unvested restricted stock granted as compensation expense, over the vesting period of three years.


     Consolidation Policy of Majority-Owned Enterprises

SJW Corp. consolidates its 75% controlling interest at Crystal Choice Water Service in its financial statement with the 25% minority interest included as "other" in the consolidated Statements of Income and Comprehensive Income and in "other noncurrent liabilities" in the Balance Sheet. Effective January 1, 2004, the Corporation adopted FASB Interpretation No (FIN) 46R, "Consolidation of Variable Interest Entities". As a result of the adoption of FIN 46R, the Corporation has identified its investment in 444 West Santa Clara Street, L. P. as a variable interest entity and that SJW Land Company as the primary beneficiary. SJW Land Company has consolidated its 70% limited partnership interest in 444 West Santa Clara Street, L.P. in its consolidated financial statements as of January 1, 2004 and restated as of January 1, 2003.


Recent Accounting Pronouncements:
--------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In December 2003, FIN 46R was issued to replace FASB Interpretation No. 46. The company will be required to apply FIN 46R to variable interests in variable interest entities (VIE or VIEs), created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the FIN 46R will be applied beginning on January 1, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized in the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non controlling interest of the VIE. The adoption of FIN 46R has resulted in the consolidation of the Corporation's 70% limited partnership interest in 444 West Santa Clara Street L.P. as of Janaury 1, 2004 which had previously been accounted for under the equity method of accounting.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition". SAB 104 supercedes SAB 101 (SAB 101), "Revenue Recognition in Financial Statements". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". Additionally, SAB 104 rescinds the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Corporation's financial position, results of operations or cash flows.


Liquidity and Capital Resources:
--------------------------------

San Jose Water Company's budgeted capital expenditures for 2004, exclusive of capital expenditures financed by customer contributions and advances, are $31,158,000 with capital expenditures concentrated in water main replacements.
Approximately $12,000,000 will be spent to replace San Jose Water
Company's mains in 2004.

Starting in 1997, San Jose Water Company began a four-phased Infrastructure Study establishing a systematic approach to replace its utility infrastructure. Phase I and II of the Infrastructure Study analyzed the company's pipes and mains. Phase III and IV examined all other utility facilities. The Infrastructure Study was completed in July 2002 and is being used as a guide for future capital improvement programs and will serve as the master plan for the company's future improvements.

San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. The company expects to incur approximately $176,000,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining existing water systems, over the next five years, exclusive of customer contributions and advances. The company's actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

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

As of March 31, 2004, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 75%. SJW Corp.
does not expect to make significant cash contribution in Crystal
Choice Water Service LLC in 2004.

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

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of March 31, 2004, San Jose Water Company's funded debt and equity were 49.80% and 50.20%, respectively.

Company internally generated funds, which includes allowance for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company's capital expenditure. Due to its strong cash position and low financial leverage condition, funding for its future capital expenditure program will be provided primarily through long-term debt. San Jose Water Company and its parent, SJW Corp., do not anticipate the issuance of any common equity to finance future capital expenditures.

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of March 31, 2004. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and
(2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of March 31, 2004, San Jose Water Company's funded debt was 49.8% of total capitalization and the net income for preceding twelve months was 373% of interest charges.

In 2002, the Department of Water Resources approved San Jose Water Company's application for an approximately $2,500,000 Safe Drinking Water State Revolving Fund twenty-year loan at an interest rate of 2.39%. Funds in the above amount will be used for the retrofit of San Jose Water Company's water treatment
plant.    As of March 31, 2004, the loan has not been funded.
San Jose Water Company will request the funding in 2004 when the loan documentation and contract requirements are met.

In connection with the acquisition of two properties in the states of Connecticut and Florida in April 2003, SJW Land Company executed mortgages in the amount of $9,900,000 in April 2003.
The mortgage loans are due in ten years and amortized over twenty-five years with a fixed interest rate of 5.96%. The loan agreements generally restrict the company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. The properties were leased to a multinational organization for a term of twenty years.

The 444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership, has a mortgage loan in the outstanding amount of $4,321,000 as of March 31, 2004. The mortgage loan is due in April 2011 and amortized over twenty-five years with a fixed interest rate of 7.80%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At March 31, 2004, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $30,000,000. The lines of credit expire on July 1, 2005.


Results of Operations
---------------------

Overview
--------

SJW Corp.'s consolidated net income for the three months ending March 31, 2004 was $1,774,000, compared to $5,282,000 for the same period in 2003. The decrease of $3,508,000 or 66% is primarily attributed to an after-tax gain of $3,030,000 from the sale of a SJW Land Company property recognized in the first quarter of 2003.


Operating Revenue
-----------------

                  Operating Revenue by Subsidiary

                                             Three months
                                            ended March 31,
                                            2004      2003
                                         ------------------
                                            (in thousands)

San Jose Water Company                    $29,659    $26,991
SJW Land Company                              937        726
Crystal Choice Water Service                  467        254
                                          -------    -------
                                          $31,063    $27,971
                                          =======    =======


Operating revenue for the three months ended March 31, 2004 was $31,063,000 compared to $27,971,000 for the same period in 2003, representing an increase of $3,092,000, or 11%. San Jose Water Company's revenue increased by $2,668,000 primarily due to the cumulative rate increases of 7% and higher customer demand of 6% as a result of warmer temperatures in March 2004.

SJW Land Company's lease revenue increased by $211,000 primarily due to the addition of two commercial properties in March 2003 to its portfolio. Crystal Choice Water Service LLC's revenue increased $213,000 over 2003 due to an improved marketing strategy.

The change in consolidated operating revenue was due to the following factors:

                                           Three months ended
                                        March 31, 2004 vs. 2003
                                           Increase/(decrease)
                                        -----------------------
                                             (in thousands)
Utility:
  Consumption changes                      $  875         3%
  New customers increase                       60          -
  Rate increases                            1,733         6%
Parking and lease                             211         1%
Crystal Choice Water Service LLC              213         1%
                                           ------      ------
                                           $3,092        11%
                                           ======      ======

Operating Expense
-----------------

                 Operating Expense by Subsidiary


                                             Three months
                                            ended March 31,
                                             2004      2003
                                          ------------------
                                             (in thousands)

San Jose Water Company                    $25,951    $23,026
SJW Land Company                              518        453
Crystal Choice Water Service                  442        314
SJW Corp.                                     167        116
                                          -------    -------
                                          $27,078    $23,909
                                          =======   ========


The change in operating expenses from the same period in 2003 was due to the following factors:

                                          Three months ended
                                       March 31, 2004 vs. 2003
                                          Increase/(decrease)
                                       -----------------------
                                            (in thousands)
Water production costs:
  Decreased surface water supply          $  366         2%
  Usage and new customers                    534         2%
  Pump tax and purchased water
    price increase                           872         4%
  Energy prices                             (179)       (1%)
                                           -----        ---
  Total water production costs             1,593         7%
                                          ------        ---
Non-water production costs:
  Administrative and general                 540         2%
  Other operating expense                    163         1%
  Maintenance                                335         1%
  Property taxes and other
    non-income taxes                          60          -
  Depreciation and amortization              653         3%
                                          ------        ---
  Total non water production costs         1,751         7%
                                          ------        ---
Income taxes                                (175)       (1%)
                                          ------        ---
  Total operating expense                 $3,169        13%
                                          ======        ===


Water production costs increased $1,593,000 or 18% for the first quarter of 2004. The higher costs was primarily attributable to increases of $872,000 in the cost of purchased water and pump taxes from Santa Clara Valley Water District (SCVWD) as a result of 10% rate increases in July 2003, $366,000 due to reduced surface water availability and $534,000 due to higher customer demand. The higher costs were offset by $179,000 due to lower energy prices.


San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water and due to the reduced surface water availability in the first quarter of 2004, the water production costs increased by $366,000.

Water production for the three months ended March 31, 2004 decreased 328 million gallons from the same period in 2003.
During this period, the availability of surface water was significantly lower than the same period in 2003.

The change in San Jose Water Company's source of supply mix was as follows:

                                       Three months ended
                                    March 31, 2004 vs. 2003
                                       Increase/(decrease)
                                    -----------------------
                                      (in million gallons)

Purchased water                          (141)       (2%)
Groundwater                               712         9%
Surface water                            (259)       (3%)
Reclaimed water                            16         -
                                         ----        ---
                                          328         4%
                                         ====        ===

The changes in the source of supply mix were consistent with the changes in the water production costs.

The non-water production costs, which include administrative, other operating expense, maintenance, property taxes and other non-income taxes, depreciation and amortization in the first quarter of 2004, increased $1,751,000, or 13%, compared to the same period in 2003. The increase in Administrative and General expenses included $126,000 in pension costs primarily as a result of the enhancement of pension plan benefits. Total salaries and wages for administrative and general, other operating and maintenance activities increased $673,000 in accordance with bargaining unit wage escalation and new hires. Additionally, depreciation expense increased $653,000 due to higher investment in utility plants.

Income tax expense for the first quarter was $1,244,000 compared to $1,419,000 for the same period in 2003, representing a decrease of $175,000, or 12%, due to lower earnings in 2004. The effective income tax rates for the periods ended March 31, 2004 and 2003 both approximated 41%.

The increase in interest expense for the first quarter of 2004 from the same period in 2003 was the result of higher interest expenses due to the issuance of Series G senior notes and the long-term debt associated with the commercial properties in Connecticut and Florida.

The changes in comprehensive income for the three months ended
March 31, 2004 and 2003 were due to the increase in market value of the investment in California Water Service Group.


Factors That May Affect Future Results
--------------------------------------

Non-regulated Operations
------------------------

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with Valley Transportation Agency
(VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement is not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As part of the proceedings, VTA has transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property will be determined by the court or by way of settlement between SJW Land Company and VTA.
A trial is scheduled to be held in July, 2004. This transaction will be recorded and is expected to result in an increase to net income when the compensation issue is settled or a final court order is rendered.


Water Supply and Energy Resources
---------------------------------
San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2004 remains comparable to the 30-year normal level.

On April 21, 2004, the SCVWD's ten reservoirs were 62.8% full with 106,146 acre-feet of water in storage. The rainfall in the first three months of 2004 was approximately 88% of historical season average.

Rainfall at San Jose Water Company's Lake Elsman was measured at
38.32 inches for the season of July 1, 2003 through April 1, 2004, which approximated the five-year average. Local surface water is a less costly source of water and its availability significantly impacts the results of operations.

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

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000, exclusive of the years 2001 and 2002 expenditures. These improvements shall be incorporated into the capital budgets to be completed by 2005. San Jose Water Company is continuing implementation of security related to capital improvements in 2004 and $860,000 is expected to be spent in 2004. Once completed, San Jose Water Company believes it will have substantially reduced its vulnerability to terrorists' attack. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.


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

On May 23, 2003, San Jose Water Company filed a General Rate Case application with the CPUC to increase rates by $25,793,000 or 18.2% in 2004, $5,434,000 or 3.2% in 2005, and $5,210,000 or 3.0%
in 2006. San Jose Water Company is seeking these proposed increases to cover higher costs of providing water service, including higher costs of power, purchased water, pump tax, labor, security, water quality testing and reporting, and to allow for necessary improvements to the water system. San Jose Water Company is also requesting rate recovery of the current balance of $71,000 in its Water Contamination Memorandum Account, as well as recovery of an under-collection of $382,000 accrued in its pre-November 29, 2001 Balancing Account. Finally, San Jose Water Company is requesting a rate of return on equity of 11.5% for the years 2004 through 2006. Effective January 1, 2004, the CPUC allowed San Jose Water Company an interim rate increase of approximately 2% as they have not reached a decision on the General Rate Case application. A CPUC decision on the application is anticipated in mid-2004.

Pursuant to Public Utilities Code Section 455.2, this allows for revenue true-up from the time of the implementation of the interim rates on January 1, 2004 to the time of the CPUC's ultimate decision in the general rate case. In principal, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases.


Balancing Account Recovery Procedures
-------------------------------------
On March 16, 2004 the California Public Utilities affirmed its June 19, 2003 decision (D.03-06-072), in which the Commission revised the existing procedures for recovery of under collections and over collections in balancing accounts existing on or after November 29, 2001 as follows: 1) If a utility is within its rate case cycle and is not over earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over earning, the over earnings will be used as a measure by which recovery of offset expenses in the balancing account will be reduced. For example, if the amount of the over earning is equal to or exceeds the amount of offset expenses to be recovered in the balancing account, those expenses shall be reduced to zero. Any offset expenses accumulated in the balancing account would be amortized below the line and any offset revenues collected in the balancing account would be returned to ratepayers. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The expenses used in this earnings test shall be adjusted for any "extraordinary" expenses and revenue shall be adjusted for any "extraordinary" revenue. The earnings test will use recorded rate base. Utilities must file for recovery of the balancing account balances before March 31 of every year.

As mentioned above in the general rate case, filed in May 2003, San Jose Water Company has requested recovery of an under-collection of $382,000 accrued in pre-November 29, 2001 Balancing Account via a customer surcharge. Subsequently, on September 9, 2003, San Jose Water Company filed a compliance filing requesting Commission review of the balancing account over-collected balance of $111,000, accrued between November 29, 2001 and December 31, 2002. As this amount is immaterial as compared to overall revenue, rather than being refunded, San Jose Water Company proposed that this balance be carried forward to the next review period scheduled for March 2004. As of March 31, 2004, the Commission has yet to dispose of this filing. On March 30, 2004, San Jose Water Company filed a compliance filing requesting Commission review of the balancing account over-collected balance of $272,000, accrued between January 1, 2003 and December 31, 2003. As this amount is immaterial as compared to overall revenue, rather than being refunded, San Jose Water Company proposed that this balance be carried forward to the next review period scheduled for March 2005. The total ending balancing account balance as of March 31, 2004, including all the outstanding balances currently pending before the Commission, is a net over-collection of $120,000.

At March 31, 2004 and December 31, 2003, the balancing account had a net over-collected balance as follows:

                                             March 31 December 31
                                                 2004        2003
                                             -------- -----------
                                                (in thousands)


Under-collection accrued prior to
  November 29, 2001                             $ 382      $ 382
Over-collection accrued from
  November 30, 2001 to period end                (502)      (383)
                                                ------     ------
     Net over-collected balance                 $(120)     $  (1)
                                                ======     ======


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


ITEM 4.  CONTROLS AND PROCEDURES

     (a) The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Corporation in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Corporation believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in internal controls. There has been no change in internal control over financial reporting during the first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.


                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SJW Corp. is subject to ordinary routine litigation incidental to its business. Other than as disclosed regarding the eminent domain proceeding in "Nonregulated Operations" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", there are no other pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on the Corporation's financial position, results of operations or cash flows.


ITEM 5.  OTHER INFORMATION

On April 29, 2004, the Board of Directors of the SJW Corp.
declared the regular quarterly dividend of $.255 per common share. The dividend will be paid June 1, 2004, to shareholders of record as of the close of business on May 12, 2004.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, SJW Corp. is responsible for disclosing the non-audit services approved by SJW Corp.'s Audit Committee to be performed by KPMG LLP, SJW Corp.'s independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of SJW Corp. The non-audit services approved by the Audit Committee in the first quarter of 2004 are considered by SJW Corp. to be audit-related services that closely relate to the financial audit process. Each of the services has been approved in accordance with a pre-approval from the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee.

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of KPMG LLP for the following non-audit service: tax return preparation, non-audit accounting services, and tax matter consultations concerning federal and state taxes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits required to be filed by Item 601 of Regulation
          S-K.

          See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on March 31, 2004.

     (b.) Reports on Form 8-K.

          SJW Corp. filed a current report on Form 8-K with the Securities and Exchange Commission on February 2, 2004 to furnish its press release that announced the financial results for the fourth quarter ended December 31, 2003 under Item 12 thereof, and its press release that announced its increase of common stock dividend and three-for-one stock split under Item 5 thereof.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SJW Corp.

Date: May 7, 2004       By /s/ Angela Yip
                           ----------------
                           ANGELA YIP
                           Chief Financial Officer and Treasurer
                           Senior Vice President - Finance





                           EXHIBIT INDEX
                           -------------

Exhibit
No.                        Description of Document
-------                    -----------------------

10.27   First Amendment dated March 1, 2004 and adopted on March
        2, 2004 by the San Jose Water Company Board of Directors to the Restated Executive Supplemental Retirement Plan dated May 1, 2003. (1)(2)

31.1    Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
        President and Chief Executive Officer.  (1)

31.2    Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
        Chief Financial Officer and Treasurer.  (1)

32.1    Certification Pursuant to 18 U.S.C. Section 1350 by
        President and Chief Executive Officer, as adopted
        pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002.  (1)

32.2    Certification Pursuant to 18 U.S.C. Section 1350 by Chief
        Financial Officer and Treasurer, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.  (1)


       (1)  Filed currently herewith.
       (2) Management contract or compensatory plan or agreement.



                                                  Exhibit 10.27
                    FIRST AMENDMENT TO
                  SAN JOSE WATER COMPANY
         EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
                  (Restated May 1, 2003)




The San Jose Water Co. Executive Supplemental Retirement Plan is hereby amended effective March 1, 2004 to read as follows:



     Exhibit A to the Executive Supplemental Retirement Plan is amended to add paragraph (f)

          (f) If Jim Johansson retires March 12, 2004 then the benefit to which he is entitled under Section 3.1 and 3.2 of the Plan shall be calculated with an additional one and one half years of service credit and one and one half


                                                   Exhibit 31.1

                         CERTIFICATION

I, W. Richard Roth, President and Chief Executive Officer, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of SJW Corp. (the "registrant");
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of on annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 7, 2004

                         /s/ W. Richard Roth
                         ------------------------------------
                         W. RICHARD ROTH
                         President and Chief Executive Officer
                         (Principal Executive Officer)




                                                  Exhibit 31.2

                            CERTIFICATION

I, Angela Yip, Senior Vice President - Finance, Chief Financial Officer and Treasurer, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of SJW Corp. (the "registrant");
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of on annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  May 7, 2004

                         /s/ ANGELA YIP
                         ------------------------------------
                         Angela Yip
                         Chief Financial Officer and Treasurer
                         Senior Vice President - Finance
                         (Principal Financial Officer)





                                                   Exhibit 32.1


                      CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350
                        AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SJW Corp. (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, W. Richard Roth, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ W. Richard Roth
---------------------
W. RICHARD ROTH
President and Chief Executive Officer
(Principal Executive Officer)
May 7, 2004


                                                   Exhibit 32.2


                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO
        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of SJW Corp. (the "Company") on Form 10-K for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Angela Yip, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1)  The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Angela Yip
------------------
ANGELA YIP
Chief Financial Officer and Treasurer
Senior Vice President - Finance
(Principal Financial Officer)
May 7, 2004

36