Form 10-K/A
period 2003-12-31
SJW CORP
filed 2004-06-08
CIK 766829

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period            to
                                    ----------  ----------

               Commission file number 1-8966

                                    SJW CORP.
             (Exact name of registrant as specified in its charter)

          California                                            77-0066628
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

374 West Santa Clara Street, San Jose, California                 95196
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                                  408-279-7800
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

           Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
--------------------------------------------------------------------------------
Common Stock, Par Value $1.042                  American Stock Exchange

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

Shares of common stock outstanding on March 7, 2004 - 9,135,441.


                                EXPLANATORY NOTE

     The Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as originally filed on March 7, 2004, is being filed solely to correct the cross references to the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 in subpart (a) of Item 9A "Controls and Procedures" and in Exhibits 31.1 and 31.2.

     Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

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


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

                                  EXHIBIT INDEX

Exhibit
No.        Description
--------   ------------------------------------------------

2          Plan of  Acquisition,  Reorganization,  Arrangement,  Liquidation  or
           Succession:

2.1 Registration Rights Agreement entered into as of December 31, 1992 among SJW Corp., Roscoe Moss, Jr. and George E. Moss. Filed as
           Exhibit 4.1 to Form 8- K January 11, 1993 and filed as Exhibit 2.1 to Form 10-K for the year ended December 31, 2003. S.E.C. File No. 1-8966.

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

10.3 San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as Exhibit 10.3 to Form 10-K for the year ended December 31, 2002. S.E.C. File No. 1-8966.

10.4 First Amendment to San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as Exhibit 10.4 to Form 10-K for the year ended December 31, 2002. S.E.C. File No. 1-8966.

10.5 Second Amendment to San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998. S.E.C. File No. 1-8966. (2)

10.6 Third Amendment to San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998. S.E.C. File No. 1-8966. (2)

10.7 Fourth Amendment to San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998. S.E.C. File No. 1-8966. (2)

10.8 Fifth Amendment to San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors. Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998. S.E.C. File No. 1-8966. (2)

10.9 SJW Corp. Executive Severance Plan adopted by SJW Corp. Board of Directors. Filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1998. S.E.C. File No. 1-8966. (2)

10.10 Sixth Amendment to San Jose Water Company's Executive Supplemental Retirement Plan. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.11 Amendment to SJW Corp.'s Executive Severance Plan. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.12 Resolution for Directors' Retirement Plan adopted by SJW Corp. Board of Directors as amended on September 22, 1999. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.13 Resolution for Directors' Retirement Plan adopted by San Jose Water Company's Board of Directors as amended on September 22, 1999. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.14 Resolution for Directors' Retirement Plan adopted by SJW Land Company Board of Directors on September 22, 1999. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.15 SJW Corp. Long-Term Incentive Plan, adopted by SJW Corp. Board of Directors March 6, 2002. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2002. S.E.C. File No. 1-8966.

10.16 Seventh Amendment to San Jose Water Company's Executive Supplemental Retirement Plan, adopted by San Jose Water Company Board of Directors. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2002. S.E.C. File No. 1-8966.

10.17 Limited Partnership Agreement of 444 West Santa Clara Street, L.P. executed between SJW Land Company and Toeniskoetter & Breeding, Inc. Development. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.

10.18 San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors, as restated to reflect amendments made through May 1, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.19 SJW Corp. Executive Severance Plan adopted by SJW Corp. Board of Directors, as restated to reflect amendments made through May 1, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.20 SJW Corp. Long-Term Incentive Plan, adopted by SJW Corp. Board of Directors, as amended on March 3, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1- 8966. (2)

10.21 Chief Executive Officer Employment Agreement, as restated on June 27, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.22 Standard Form of Stock Option Agreement-subject to changes per Employment Agreement, as adopted by the SJW Corp. Board of Directors on April 29, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.23 Chief Executive Officer SERP Deferred Restricted Stock Award, as restated on June 27, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.24 Form of Stock Option Agreement with Dividend Equivalent Agreement as adopted by the Board of Directors on April 29, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.25 Form of Directors Deferred Restricted Stock Program as adopted by SJW Corp. Board of Directors on July 29, 2003. Filed as an Exhibit to 10-Q for the period ending September 30, 2003. S.E.C. File No. 1-8966. (2)

10.26 Form of Directors Annual Retainer Fee Deferred Election Agreement, as adopted by SJW Corp. Board of Directors on July 29, 2003. Filed as an Exhibit to 10-Q for the period ending September 30, 2003. S.E.C. File No. 1-8966. (2)

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2 Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1 Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 32.1 to Form 10-K for the year ended December 31, 2003. S.E.C. File No. 1-8966.

32.2 Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 32.2 to Form 10-K for the year ended December 31, 2003. S.E.C. File No. 1-8966.

(1) Filed currently herewith.
(2) Management contract or compensatory plan or agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 4, 2004                      By /s/ ANGELA YIP
                                           ------------------------
                                           Angela Yip,
                                           Chief Financial Officer