Form 10-Q
period 2004-06-30
SJW CORP
filed 2004-08-09
CIK 766829

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                             FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2004
----------------------------------------------------------------

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of the date of this report are 9,138,841.



                   PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                    SJW CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME
                           (UNAUDITED)
          (In thousands, except share and per share data)

                              THREE MONTHS         SIX MONTHS
                              ENDED JUNE 30       ENDED JUNE 30
                              2004      2003      2004      2003
                                    (Restated          (Restated
                                   see Note 3)        see Note 3)
                           --------------------------------------
OPERATING REVENUE          $45,609    38,149   $76,672    66,120
OPERATING EXPENSES
 Operation:
   Purchased water          11,666     8,873    18,176    14,920
   Power                     1,597     1,376     2,411     2,113
   Pump taxes                5,902     4,201     9,023     6,269
   Administrative and
    general                  4,484     4,183     8,794     7,953
   Other                     3,287     3,205     6,536     6,291
 Maintenance                 2,179     1,903     4,287     3,676
 Property taxes and other
  nonincome taxes            1,325     1,222     2,654     2,491
 Depreciation and
  Amortization               4,707     3,825     9,100     7,565
 Income taxes                3,352     3,053     4,596     4,472
                           --------------------------------------
Total operating expenses    38,499    31,841    65,577    55,750
                           --------------------------------------
OPERATING INCOME             7,110     6,308    11,095    10,370
Gain on sale of nonutility
 property, net of income
 taxes of $2,105                 -         -         -     3,030
Interest on long-term debt  (2,382)   (2,106)   (4,764)   (4,192)
Dividend income                310       310       621       619
Other, net                    (231)      (86)     (371)     (119)
                           --------------------------------------
NET INCOME                 $ 4,807     4,426   $ 6,581     9,708
                           ======================================
Other comprehensive
 income (loss):
  Unrealized income (loss)
   on investment              (815)    2,606       164     4,916
 Income taxes                  334    (1,068)      (67)   (2,015)
                          ---------------------------------------
Other comprehensive income
 loss), net                   (481)    1,538        97     2,901
                          ---------------------------------------
COMPREHENSIVE INCOME       $ 4,326     5,964   $ 6,678    12,609
                          =======================================
EARNINGS PER SHARE
 Basic                      $ 0.53      0.48    $ 0.72      1.06
 Diluted                    $ 0.53      0.48    $ 0.72      1.06
                          =======================================
COMPREHENSIVE INCOME PER
 SHARE
 Basic                      $ 0.47      0.65    $ 0.73      1.38
 Diluted                    $ 0.47      0.65    $ 0.73      1.38
                           ======================================
DIVIDENDS PER SHARE         $ 0.26      0.25    $ 0.51      0.49
                           ======================================
WEIGHTED AVERAGE SHARES
 OUTSTANDING
 Basic                   9,138,841 9,135,441 9,136,758 9,135,441
 Diluted                 9,193,895 9,135,441 9,191,077 9,135,441

See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.



                         SJW CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                            (In thousands)

                                           JUNE 30   DECEMBER 31
                                         2004          2003
                                                       (Restated
                                                      see Note 3)
ASSETS                                  ------------------------
UTILITY PLANT:
  Land                                    $  1,735      $  1,750
  Depreciable plant and equipment          585,932       570,119
  Construction in progress                   8,070         4,000
  Intangible assets                          7,840         7,840
                                        ------------------------
    Total utility plant                    603,577       583,709
Less accumulated depreciation and
  amortization                             184,074       174,985
                                        ------------------------
    Net utility plant                      419,503       408,724
NONUTILITY PROPERTY                         35,313        34,918
Less accumulated depreciation                2,818         2,349
                                        ------------------------
    Net nonutility property                 32,495        32,569
CURRENT ASSETS:
  Cash and equivalents                       5,270        10,278
  Accounts receivable and accrued
   unbilled utility revenue                 22,492        15,043
  Prepaid expenses and other                 1,918         2,019
                                        ------------------------
    Total current assets                    29,680        27,340
OTHER ASSETS:
  Investment in California Water
   Service Group                            30,304        30,139
  Unamortized debt issuance and
   reacquisition costs                       3,372         3,447
  Regulatory assets                          8,337         7,976
  Other                                      5,787         6,049
                                          ----------------------
    Total other assets                      47,800        47,611
                                          ----------------------
                                          $529,478      $516,244
                                          ======================
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                            $  9,520      $  9,516
  Additional paid-in capital                13,846        13,375
  Retained earnings                        140,040       138,058
  Accumulated other comprehensive income     5,516         5,419
                                          ----------------------
    Total shareholders' equity             168,922       166,368
  Long-term debt, less current portion     143,917       143,947
                                          ----------------------
    Total capitalization                   312,839       310,315
CURRENT LIABILITIES:
  Current portion of long-term debt             93           184
  Accrued pump taxes and purchased water     6,672         3,224
  Purchased power                            1,462           864
  Accounts payable                           5,368         2,217
  Accrued interest                           3,619         3,619
  Accrued taxes                              2,092           467
  Other current liabilities                  4,501         4,501
                                          ----------------------
    Total current liabilities               23,807        15,076
DEFERRED INCOME TAXES                       40,767        38,207
ADVANCES FOR AND CONSTRIBUTIONS
  IN AID OF CONSTRUCTION                   141,567       141,122
OTHER NONCURRENT LIABILITIES                10,498        11,524
                                          ----------------------
                                          $529,478      $516,244
                                          ======================

See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.


                     SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                               SIX MONTHS ENDED
                                                    JUNE 30
2004	2003
         (Restated
       see note 3)
                                           ----------------------
OPERATING ACTIVITIES:
  Net income                                $ 6,581      $ 9,708
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization             9,100        7,565
    Deferred income taxes                     2,560        4,561
    Stock-based compensation                    581           18
    Gain on sale of nonutility
     property, net of taxes                       -       (3,030)
    Changes in operating assets and
     liabilities:
      Accounts receivable and accrued
       unbilled utility revenue              (7,449)      (4,308)
      Accounts payable, purchased power
       and other current liabilities          3,749        5,538
      Accrued pump taxes and
       purchased water                        3,448        3,089
      Accrued taxes                           1,625        2,490
      Other noncurrent assets and
        noncurrent liabilities               (1,438)      (1,466)
    Other changes, net                          624            5
                                            ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES    19,381       24,170
                                            ---------------------
INVESTING ACTIVITIES:
  Additions to utility plant                (20,538)     (22,260)
  Additions to nonutility property             (265)     (15,612)
  Cost to retire utility plant, net of
   salvage                                     (158)        (260)
  Proceeds from sale of nonutility
   property                                       -        5,370
                                            ---------------------
NET CASH USED IN INVESTING ACTIVITIES       (20,961)     (32,762)
                                            ---------------------

FINANCING ACTIVITIES:
  Repayments for line of credit,
   net of borrowings                              -       (5,150)
  Long-term borrowings, net of repayments      (121)       9,852
  Stock issuance and buyback                    (33)           -
  Dividends paid                             (4,599)      (4,429)
  Receipts of advances and contributions
    in aid of construction                    2,262        8,594
  Refunds of advances for construction         (937)        (751)
                                           ----------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       (3,428)       8,116
                                           ----------------------
NET CHANGE IN CASH AND EQUIVALENTS           (5,008)        (476)
                                           ----------------------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD    10,278          581
                                           ----------------------
CASH AND EQUIVALENTS, END OF PERIOD         $ 5,270      $   105
                                           ----------------------
Cash paid during the period for:
  Interest                                  $ 5,084      $ 4,244
  Income taxes                                  (14)         650

See accompanying Notes to Unaudited Condensed Consolidated
Financial Statements.



                     SJW CORP. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2004


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

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share and comprehensive income per share are based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp. Long Term Incentive Plan, and income available to common shareholders and comprehensive income, respectively, adjusted for recognized stock compensation expense.
For the three months ended June 30, 2004 and 2003, the basic weighted average number of common shares was 9,138,841 and 9,135,441, respectively. For the six months ended June 30, 2004 and 2003, the basic weighted average number of common shares was 9,136,758 and 9,135,441, respectively. For the three and six month periods ended June 30, 2004, the diluted weighted average number of common shares outstanding was 9,193,895 and 9,191,077, respectively. The diluted weighted average number of common shares was 9,135,441 for both three and six month periods ending June 30, 2003. There were no common stock equivalents during the three and six-month periods ended June 30, 2003.

On January 29, 2004, the Board of Directors of SJW Corp. approved a three-for-one stock split of common stock. The three-for-one stock split was effective on March 2, 2004. Basic and diluted earnings and comprehensive income per share in the current and prior periods reflect the impact of stock split.


Note 2.  Long-Term Incentive Plan
---------------------------------
The Corporation has reserved 900,000 common shares for issuance under the Long-Term Incentive Plan (Incentive Plan). As of June 30, 2004, 4,295 shares have been issued pursuant to the Incentive Plan, and 154,189 shares are issuable upon the exercise of outstanding options and deferred restricted stock. The remaining shares available for issuance under the Incentive Plan are 741,516. The total compensation cost charged to income under the Incentive Plan was $290,000 and $581,000 for the three and six months ended June 30, 2004, respectively. The total benefit, including non-employee directors' converted post-retirement benefits, recorded in shareholders' equity under the Incentive Plan was $556,000, and $26,000 related to dividend equivalent units was accrued as a liability as of June 30, 2004.

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

	Stock Options

Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. In January 2004, options to purchase 26,076 common shares at an exercise price of $29.70 per share were issued, and the weighted average fair value was $5.33 per share, at the date of grant. As of June 30, 2004, options to purchase 55,183 common shares were issued and 266 common shares were issued upon exercise of options. Shares subject to outstanding options under the Incentive Plan were 54,919.

For the three and six months ended June 30, 2004, the Corporation has recognized stock compensation expense of $32,000 and $65,000, respectively, for the stock options granted to its executives.

	Deferred Restricted Stock Plans

As of June 30, 2004, restricted stock units for 41,670 shares have been granted to a key employee of the Corporation. For the three and six months ended June 30, 2004, the Corporation has recognized stock compensation expense of $128,000 and $256,000, respectively, related to these restricted stock units.

As of June 30, 2004, restricted stock units for 55,524 shares have been granted to non-employee Board members who elected to receive their existing and future cash pension benefits in restricted stock units under the Deferred Restricted Stock Program. As of June 30, 2004, 4,029 shares were issued pursuant to restricted stock units to a retired non-employee Board member. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation has recognized stock compensation expense of $102,000 and $204,000 for the three and six months ended June 30, 2004, respectively, related to restricted stock units under the Deferred Restricted Stock Program.

In January 2004, 3,636 shares were issued at an exercise price of $29.75 per share, to the non-employee Board members who elected to convert their annual retainer fee in restricted stock units under the Deferred Restricted Stock Program. As of June 30, 2004, the Corporation has granted restricted stock units for 4,920 shares in lieu of cash retainer fees. For the three and six months ended June 30, 2004, the Corporation has recognized stock compensation expense of $29,000 and $57,000, respectively, related to restricted stock units issued to non-employee Board members in connection with their annual retainers.

	Dividend Equivalent Rights

SJW Corp. also has a Dividend Equivalent Rights Agreement providing holders of options and restricted stock units to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation expenses is measured and recognized on dividend equivalent rights on the date they are granted. The above reported stock compensation expenses on stock options and restricted stock units includes the stock compensation expenses recognized on the dividend equivalent rights.


Note 3.  Partnership Interest Restatement
-----------------------------------------

In January 2004, SJW Corp. adopted Interpretation No. 46(R), "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board (FASB). This interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. (the Partnership), a real estate limited partnership that owns and operates an office building. The Corporation's interest in the limited partnership had previously been accounted for as an investment under the equity method of accounting.

As a result of adopting Interpretation No. 46(R), the Corporation has restated its previously reported December 31, 2003
Consolidated Balance Sheets and its June 30, 2003 Consolidated
Statements of Income and Comprehensive Income as follows:


                                        December 31, 2003
                                         As                As
                                 Previously Reported    Restated
                                 -------------------    --------
                                          (in thousands)
Consolidated Balance Sheets:
Assets
  Nonutility property                  $ 29,665         $ 34,918
  Less: accumulated depreciation          2,036            2,349
                                       --------         --------
  Net nonutility property              $ 27,629         $ 32,569
                                       --------         --------
  Cash and equivalents                   10,036           10,278
  Total current assets                   27,098           27,340
  Investment in affiliate                 1,110                -
  Other assets                            5,594            6,049
  Total other assets                     48,266           47,611
  Total assets                          511,717          516,244

Liabilities:
  Long-term debt                       $139,614         $143,947
  Total capitalization                  305,982          310,315
  Other noncurrent liabilities           11,330           11,524
  Total capitalization & liabilities    511,717          516,244



                                 Three Months Ended June 30, 2003
                                        As                 As
                                  Previously Reported   Restated
                                  -------------------   --------
                                          (in thousands)
Consolidated Statements of Income
 and Comprehensive Income:
   Operating revenue                    $ 37,968        $ 38,149
   Total operating expense                31,712          31,841
   Operating income                        6,256           6,308

   Other, net                                (33)            (86)
   Net income                              4,426           4,426
   Comprehensive income                    5,964           5,964



                                  Six Months Ended June 30, 2003
                                        As                 As
                                  Previously Reported   Restated
                                  -------------------   --------
                                          (in thousands)
Consolidated Statements of Income
 and Comprehensive Income:
   Operating revenue                    $ 65,759        $ 66,120
   Total operating expense                55,527          55,750
   Operating income                       10,232          10,370

   Other, net                                 19            (119)
   Net income                              9,708           9,708
   Comprehensive income                   12,609          12,609


There was no cumulative impact on retained earnings that resulted from the adoption of Interpretation No. 46(R).

The Partnership has an outstanding mortgage loan in the amount of $4,302,000 as of June 30, 2004. The mortgage loan is due in April 2011 and amortized over twenty-five years with a fixed interest rate of 7.80%. The mortgage loan is secured by the Partnership's real property and is non-recourse to SJW Land Company.


Note 4.  Non-regulated Business
-------------------------------

The business activities of SJW Corp. consist primarily of its subsidiary, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC) that operates within a service area approved by the CPUC. Included in the total operating revenue and operating expense are the non-regulated business activities of SJW Corp. The non-regulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems (CMWS), parking and lease operations of several commercial buildings and properties of SJW Land Company (SJW Land), and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service, LLC (CCWS). The following tables represent the distribution of regulated and non-regulated business activities for the three and six months ended June 30, 2004 and 2003:


                 Three Months Ended       Three Months Ended
                    June 30, 2004            June 30, 2003
              ------------------------- -------------------------
                                  (in thousands)
                           Non-                       Non-
              Regulated regulated Total Regulated regulated Total
              --------- --------- ----- --------- --------- -----

   Revenue     $43,063  $2,546  $45,609  $36,276   $1,873 $38,149
   Expenses     36,426   2,073   38,499   30,037    1,804  31,841
               -------  ------  -------  -------   ------ -------
  Operating
   Income      $ 6,637  $  473  $ 7,110  $ 6,239   $   69 $ 6,308
               =======  ======  =======  =======   ====== =======


                   Six Months Ended         Six Months Ended
                    June 30, 2004            June 30, 2003
              ------------------------- -------------------------
                                  (in thousands)
                           Non-                       Non-
              Regulated regulated Total Regulated regulated Total
              --------- --------- ----- --------- --------- -----

   Revenue     $72,114  $4,558  $76,672  $62,683   $3,437 $66,120
   Expenses     62,036   3,541   65,577   52,738    3,012  55,750
               -------  ------  -------  -------   ------ -------
  Operating
   Income      $10,078  $1,017  $11,095  $ 9,945   $  425 $10,370
               =======  ======  =======  =======   ====== =======


Note 5.  Depreciable Plant and Equipment
----------------------------------------

The major components of depreciable plant and equipment as of June 30, 2004 and December 31, 2003 are as follows:

                                          June 30,  December 31,
                                             2004          2003
                                         --------   ------------
                                              (in thousands)

Equipment                                $ 47,667      $ 49,071
Transmission and distribution             462,176       455,030
Office building and other structures       76,089        66,018
                                         --------      --------
     Total                               $585,932      $570,119
                                         ========      ========


Depreciation of depreciable plant and equipment is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of utility plant are as follows:

                                               Useful Lives
                                               ------------
Equipment                                      5 to 35 years
Transmission and distribution plant           35 to 75 years
Office buildings and other structures          7 to 50 years


Note 6.  Nonutility Property
----------------------------

The major components of net nonutility property as of June 30, 2004 and December 31, 2003 are as follows:

                                       June 30,     December 31,
                                         2004            2003
                                       --------      -----------
                                              (in thousands)

Land                                   $  9,917         $ 9,485
Buildings and improvements               25,165          25,202
Intangibles                                 231             231
Less: accumulated depreciation and
   amortization                           2,818           2,349
                                       --------         -------
     Total                             $ 32,495         $32,569
                                       ========         =======

Depreciation of nonutility property is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. Refer to Note 5. Depreciable
Plant and Equipment for the estimated service lives of nonutility property.


Note 7.  Employee Benefit Plans
-------------------------------

The components of net periodic benefit costs for SJW Corp.'s pension plan and Supplemental Executive Retirement Plan for the three and six months ended June 30, 2004 and 2003 are as follows:

                           Three months            Six months
                           ended June 30         ended June 30
                            2004     2003         2004     2003
                           ------------------------------------
                                      (in thousands)

    Service cost           $ 438      354      $   876      708
    Interest cost            762      685        1,524    1,370
    Other cost               238      189          476      378
    Expected return on
      Assets                (639)    (548)      (1,278)  (1,096)
                           -----     ----      -------    -----
                           $ 799      680      $ 1,598    1,360
                           =====     ====      =======    =====

In June 2004, the Corporation made a contribution of $2,300,000 to the pension plan and expects to contribute $297,000 to its other post-retirement plan in 2004.


Note 8.  Stock Repurchase
-------------------------

On April 29, 2004, SJW Corp.'s Board of Directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the next thirty-six months.

On May 28, 2004, SJW Corp. repurchased 895 shares of its outstanding common stock at the prevailing price in the open market at an aggregate cost of $29,000. All repurchased shares have been cancelled and are considered authorized and unissued.


Note 9.  Segment Reporting
--------------------------

SJW Corp. is a holding company with three subsidiaries: San Jose Water Company (SJWC), a water utility operation with both regulated and nonregulated businesses, SJW Land Company (SJW
Land), which operates parking facilities and commercial building rentals, and Crystal Choice Water Service LLC (CCWS), a business providing the sale and rental of water conditioning and purification equipment. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, SJW Corp. has determined that it has one reportable business segment, that of providing water utility and utility-related services to its customers. These services are provided through the Corporation's subsidiary, SJWC.

The Corporation's reportable segment has been determined based on information used by the chief operating decision maker. SJW Corp.'s chief operating decision maker is its President and Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income
(loss) and total assets.

The tables below set forth information relating to SJW Corp.'s reportable segment. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity from the Corporation not included in the reportable segment is included in the "All Other" category.


                         For three months ended June 30, 2004
                                   (in thousands)
                       ---------------------------------------
                                         All            SJW
                           SJWC         Other*         Corp.
                       ------------   ----------   -----------
Operating revenue        $ 44,181      $ 1,428        $ 45,609
Operating expense        $ 37,434      $ 1,065        $ 38,499
Net income               $  4,460      $   347        $  4,807
Depreciation and
  amortization           $  4,513      $   194        $  4,707
Interest on long-term
  debt                   $  2,382          -          $  2,382
Total assets             $463,535      $65,943        $529,478



                         For three months ended June 30, 2003
                                   (in thousands)
                       ---------------------------------------
                                         All            SJW
                      SJWC         Other*         Corp.
                       ------------   ----------   -----------
Operating revenue        $ 37,075      $ 1,074        $ 38,149
Operating expense        $ 30,780      $ 1,061        $ 31,841
Net income               $  4,194      $   232        $  4,426
Depreciation and
  amortization           $  3,678      $   147        $  3,825
Interest on long-term
  debt                   $  2,106          -          $  2,106
Total assets             $430,704      $66,136        $496,840



                         For six months ended June 30, 2004
                                   (in thousands)
                       ---------------------------------------
                                         All            SJW
                      SJWC         Other*         Corp.
                       ------------   ----------   -----------
Operating revenue        $ 73,840      $ 2,832        $ 76,672
Operating expense        $ 63,385      $ 2,192        $ 65,577
Net income               $  5,877      $   704        $  6,581
Depreciation and
  amortization           $  8,758      $   342        $  9,100
Interest on long-term
  debt                   $  4,764          -          $  4,764
Total assets             $463,535      $65,943        $529,478



                         For six months ended June 30, 2003
                                   (in thousands)
                       ---------------------------------------
                                         All            SJW
                      SJWC         Other*         Corp.
                       ------------   ----------   -----------
Operating revenue        $ 64,066      $ 2,054        $ 66,120
Operating expense        $ 53,806      $ 1,944        $ 55,750
Net income               $  8,665      $ 1,043        $  9,708
Depreciation and
  amortization           $  7,358      $   207        $  7,565
Interest on long-term
  debt                   $  4,192          -          $  4,192
Total assets             $430,704      $66,136        $496,840


* The "All Other" category includes SJW Land, CCWS and the holding company. Please refer to Results of Operation under Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations for revenue from SJW Land and CCWS activity. The holding company does not engage in revenue generating activity.


Note 10.  Commitments
---------------------

SJW Corp.'s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute SJW Corp.'s commitments.


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

Crystal Choice Water Service LLC, a subsidiary 75% owned by SJW
Corp., engages in the sale and rental of water conditioning and purification equipment.

SJW Corp. also owns 1,099,952 shares of California Water Service
Group, which represents approximately 7% of its outstanding shares as of December 31, 2003.


Critical Accounting Policies:
-----------------------------

SJW Corp. has identified the accounting policies below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on the Corporation's business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect the Corporation's reported and expected financial results. The Corporation's critical accounting policies are as follows:


     Balancing Account

The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. The balance of the balancing account varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection. Had the balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be increased by the amount of balancing account over-collection, or decreased by the amount of balancing account under-collection, less applicable taxes, as the case may be. At June 30, 2004 and December 31, 2003, the balancing account had a net balance as follows:


                                        June 30     December 31
                                           2004            2003
                                       --------     -----------
                                           (in thousands)
Under-collection accrued prior to
  November 29, 2001                       $ 382           $ 382
Over-collection accrued from
  November 30, 2001 to period end           (91)           (389)
                                          ------         -------
     Net under/(over)-collected balance   $ 291          $   (7)
                                          ======          ======
      Revenue Recognition

San Jose Water Company's revenue from metered customers includes billings to customer based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. The company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and the San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company's estimates are determined. As of June 30, 2004 and December 31, 2003, accrued unbilled revenue was $13,071,000 and $6,205,000, respectively.

SJW Corp. recognizes its non-regulated revenue based on the nature of the non-regulated business activities. Revenue from San Jose Water Company's non-regulated utility operations and billing or maintenance agreements are recognized in accordance with SEC Staff Accounting Bulletin 104, "Revenue Recognition", when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services has been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.


     Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgment that it is probable that the costs will be recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in the future for ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the regulatory asset as a cost for financial reporting purposes. No disallowance had to be recognized at June 30, 2004 and December 31, 2003. The net regulatory assets recorded by San Jose Water Company as of June 30, 2004 and December 31, 2003 was $8,337,000 and $7,976,000, respectively.


     Income Taxes

SJW Corp. estimates its federal and state income taxes as part of the process of preparing the financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes, including the evaluation of the treatment acceptable in the water utility industry and its regulatory agency. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. If actual results, due to changes in regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, differ materially from these estimates, the provision for income taxes will be materially impacted.


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

San Jose Water Company, through its Retirement Plan Administrative Committee managed by the representatives from the unions and management establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of December 31, 2003, the plan assets consist of approximately 22% bonds, 11% cash and 67% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distribution of assets is not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus risk related to foreign exchange fluctuation has been eliminated.

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


     Stock-Based Compensation Plans

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares, restricted stock units and dividend units. Under the plan, a total of 900,000 common shares are authorized for awards and grants. The Corporation has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized include: expected dividend yield of 3.4%, expected volatility of 27%, risk-free interest rate of 2.86%, expected holding period of five years.

In addition to the option grants, SJW Corp. has granted restricted stock units to a key employee of the Corporation, which was valued at market price at the date of grant. The Corporation is correspondingly recognizing the fair market value of the restricted stock granted as compensation expense, over the vesting period of three years.

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


     Consolidation Policy of Majority-Owned Enterprises

SJW Corp. consolidates its 75% controlling interest at Crystal Choice Water Service in its financial statement with the 25% minority interest included as "other" in the consolidated Statements of Income and Comprehensive Income and in "other noncurrent liabilities" in the Balance Sheet. Effective January 1, 2004, the Corporation adopted FASB Interpretation No. (FIN) 46R, "Consolidation of Variable Interest Entities". As a result of the adoption of FIN 46R, the Corporation has identified its investment in 444 West Santa Clara Street, L. P. as a variable interest entity and that SJW Land Company as the primary beneficiary. SJW Corp. has consolidated 444 West Santa Clara Street, L.P. in its consolidated financial statements as of January 1, 2004 and restated its prior periods financial statements to reflect the consolidation on a comparative basis.


Recent Accounting Pronouncements:
--------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In December 2003, FIN 46R was issued to replace FASB Interpretation No. 46. For any variable interest entities (VIE or VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized in the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non controlling interest of the VIE. The adoption of FIN 46R has resulted in the consolidation of the Corporation's 70% limited partnership interest in 444 West Santa Clara Street L.P. as of January 1, 2004 which had previously been accounted for under the equity method of accounting.

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

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The major provision under FSP No. 106-2 would require employers that qualify for a prescription-drug subsidy under Medicare legislation enacted in December 2003 to recognize the reduction in costs as employees provide services in future years. The FSP No. 106-2 also explains how to account for the effect of the law's federal benefit to retirees on per capita claims costs, the relevant accounting for income taxes, and required disclosures. The adoption of the FSP No. 106-2 has not had an impact on the Corporation's financial position, results of operations or cash flows due to cost savings are passed through to the retirees.

In June 2004, the SEC issued Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" for investments accounted for under FASB No. 115, "Accounting in Certain Investments in Debt and Equity Securities", and FASB No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations, effective June 15, 2004. The adoption of the EITF Issue No. 03-1 will not have a material impact on the Corporation's financial position, results of operations or cash flows.


Liquidity and Capital Resources:
--------------------------------

San Jose Water Company's budgeted capital expenditures for 2004, exclusive of capital expenditures financed by customer contributions and advances, are $31,158,000 with capital expenditures concentrated in water main replacements.
Approximately $12,000,000 will be spent to replace San Jose Water
Company's mains in 2004.

Starting in 1997, San Jose Water Company began a four-phased Infrastructure Study establishing a systematic approach to replace its utility infrastructure. Phase I and II of the Infrastructure Study analyzed the company's pipes and mains. Phase III and IV examined all other utility facilities. The Infrastructure Study was completed in July 2002 and is being used as a guide for future capital improvement programs. It will also serve as the master plan for the company's future improvements.

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

As of June 30, 2004, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 75%. SJW Corp.
does not expect to make significant cash contributions to Crystal
Choice Water Service LLC in 2004.

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

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of June 30, 2004, San Jose Water Company's funded debt and equity were 49.20% and 50.80%, respectively.

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

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of June 30, 2004. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and
(2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of June 30, 2004, San Jose Water Company's funded debt was 49.2% of total capitalization and the net income for preceding twelve months was 371% of interest charges.

In 2002, the Department of Water Resources approved San Jose Water Company's application for an approximately $2,500,000 Safe Drinking Water State Revolving Fund twenty-year loan at an interest rate of 2.39%. Funds in the above amount will be used for the retrofit of San Jose Water Company's water treatment
plant.    As of June 30, 2004, the loan has not been funded.  San
Jose Water Company will request the funding in 2004 when the loan documentation and contract requirements are met.

In connection with the acquisition of two properties in the states of Connecticut and Florida in April 2003, SJW Land Company executed mortgages in the amount of $9,900,000 in April 2003.
The mortgage loans are due in ten years and amortized over twenty-five years with a fixed interest rate of 5.96% and are secured by the two properties in the states of Connecticut and Florida. The loan agreements generally restrict the company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. The properties were leased to a multinational organization for a term of twenty years.

The 444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,321,000 as of June 30, 2004. The mortgage loan is due in April 2011 and amortized over twenty-five years with a fixed interest rate of 7.80%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At June 30, 2004, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $30,000,000. The lines of credit expire on July 1, 2005.


Results of Operations
---------------------

Overview
--------

SJW Corp.'s consolidated net income for the three months ended June 30, 2004 was $4,807,000, an increase of $381,000 or 9% from
$4,426,000 in the second quarter of 2003. Six months earnings was $6,581,000, a decrease of $3,127,000 or 32% from $9,708,000 for the same period in 2003. The six months earnings decrease was primarily due to an after-tax gain of $3,030,000 from the sale of a SJW Land Company property recognized in the first quarter of 2003.


Operating Revenue
-----------------

                              Operating Revenue by Subsidiary

                           Three months ended    Six months ended
                                 June 30              June 30
                             2004      2003       2004      2003
                                  (Restated)           (Restated)
                          --------------------------------------
                                       (in thousands)

San Jose Water Company    $44,181   $37,075    $73,840   $64,066
SJW Land Company              990       723      1,927     1,449
Crystal Choice Water
 Service                      438       351        905       605
                          -----------------    -----------------
                          $45,609   $38,149    $76,672   $66,120
                          =================    =================

Operating revenue for the second quarter was $45,609,000 versus $38,149,000 for the same period in 2003, representing an increase of $7,460,000 or 20%. Approximately $4,571,000 of the total revenue was attributable to higher customer demand, which increased revenue by 12% as a result of warmer temperatures in April and May, 2004 and $2,535,000 increase was due to cumulative rate increases totaling 7%.

For the six months ended June 30, 2004, the increase of $10,552,000 or 16% in operating revenue from the same period in 2003, was primarily due to the reasons as explained above.

SJW Land Company's lease revenue increased by $267,000 and $478,000 for the second quarter and six months ended June 30, 2004, respectively, was primarily due to the addition of two commercial properties in March 2003 to its portfolio.

Crystal Choice Water Service LLC's revenue increased by $87,000 and $300,000 for the second quarter and six months ended June 30, 2004, respectively, over 2003 due to an improved marketing strategy.

The change in consolidated operating revenue was due to the following factors:

                      Three months ended     Six months ended
                     June 30 2004 vs. 2003  June 30 2004 vs. 2003
                      Increase/(decrease)    Increase/(decrease)
                      ------------------------------------------
Utility:                           (in thousands)
 Consumption changes   $ 4,470    12%         $ 5,345     8%
 New customers increase    101     -              161     -
 Rate increases          2,535     7%           4,268     6%
Parking and rental         267     1%             478     1%
Crystal Choice Water
  Service                   87     -              300     1%
                      ---------------        ---------------
                       $ 7,460    20%        $ 10,552    16%
                      ===============        ===============


Operating Expenses
------------------

                          Operating Expenses by Subsidiary

                      Three months ended       Six months ended
                           June 30                  June 30
            2004    2003           2004     2003
                (Restated)              (Restated)
         ------------------------------------------
                                    (in thousands)

San Jose Water Company $37,434   30,780        $63,385   53,806
SJW Land Company           459      537            977      990
Crystal Choice Water
 Service                   439      371            881      685
SJW Corp.                  167      153            334      269
                      -----------------        ----------------
                       $38,499   31,841        $65,577   55,750
                       ================        ================

The change in operating expenses from the same period in 2003 was due to the following factors:


                      Three months ended      Six months ended
                     June 30 2004 vs. 2003  June 30 2004 vs. 2003
                      Increase/(decrease)    Increase/(decrease)
                     --------------------------------------------
                                  (in thousands)

Water production costs:
 Decreased surface
  water supply           $   411     1%         $   777     1%
 Usage and new
  customers                3,041    10%           3,575     6%
 Pump tax and purchased
  water price increase     1,414     4%           2,286     4%
 Energy prices              (151)    -             (330)    -
                          -------------         --------------
  Total water production
   costs                   4,715    15%           6,308    11%
                          -------------         --------------
Non-water production costs:
 Administrative and
  general                    301     1%             841     2%
 Other operating expense      82     -              245     1%
 Maintenance                 276     1%             611     1%
 Property taxes and other
  non-income taxes           103     -              163     -
 Depreciation and
  amortization               882     3%           1,535     3%
                          -------------          -------------
   Total non-water
    production costs       1,644     5%           3,395     7%
                          -------------          -------------
Income taxes                 299     1%             124     -
                          -------------          -------------
 Total operating expenses $6,658    21%          $9,827    18%
                          =============          =============


Water production costs increased $4,715,000 or 15% of total costs and expensesfor the second quarter of 2004. The higher costs was primarily attributable to increases of $1,263,000 in the cost of purchased water and pump taxes from Santa Clara Valley Water District (SCVWD) offset by lower energy prices, $411,000 due to reduced surface water availability and $3,041,000 due to higher customer demand.

For the six months ended June 30, 2004, the increase of $6,308,000 in total water production costs from the same period in 2003 was due to the reasons as explained above.

San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water and due to the decreased surface water availability in the second quarter of 2004, the water production costs increased by $411,000.

Water production for the three months and six months ended June 30, 2004 increased 2,205 million gallons and 2,533 million gallons from the same period in 2003. During these periods, the availability of surface water was significantly lower than the same periods in 2003.

The change in San Jose Water Company's source of supply mix was as follows:


                       Three months ended      Six months ended
                     June 30 2004 vs. 2003  June 30 2004 vs. 2003
                      Increase/(decrease)     Increase/(decrease)
                     --------------------------------------------
                                 (in million gallons)

Purchased water         1,329       6%            1,188      6%
Ground water             (291)     (1%)            (550)    (3%)
Surface water           1,103       5%            1,815      9%
Reclaimed water            64       -                80      -
                       ---------------          ---------------
                        2,205      10%            2,533     12%
                       ===============          ===============


The changes in the source of supply mix were consistent with the changes in the water production costs.

The non-water production costs, which include administrative, other operating expense, maintenance, property taxes and other non-income taxes, depreciation and amortization in the second quarter of 2004, increased $1,644,000 compared to the same period in 2003. The increase in Administrative and General expenses included $168,000 in pension costs primarily as a result of the enhancement of pension plan benefits. Depreciation expense increased $882,000 due to higher investment in utility plants. Other increases include $209,000 in legal and professional fees, $124,000 in insurance and related costs, $202,000 in contracted work related to various projects and $59,000 in other costs.

For the six months ended June 30, 2004, the non-water production costs increased by $3,395,000 over the same period in 2003. The increase in Administrative and General expenses included $294,000 in pension costs primarily as a result of the enhancement of pension plan benefits. Depreciation expense increased $1,535,000 due to higher investment in utility plants. Other increases include $194,000 in legal and professional fees, $200,000 in insurance and related costs, $128,000 in contracted work related to various projects, $754,000 in wages, salaries and stock compensation, and $290,000 in other costs.

Income tax expense for the second quarter and six months ended June 30, 2004 increased by $299,000 and $124,000, respectively, over the same periods in 2003 due to higher earnings in 2004. The effective income tax rates for the periods ended June 30, 2004 and 2003 both approximated 41%.

The increase in interest expense for the second quarter and six months ended June 30, 2004 from the same periods in 2003 was the result of higher interest expenses due to the issuance of Series
G senior notes and the long-term debt associated with the commercial properties in Connecticut and Florida.

The changes in comprehensive income for the three months and six months ended June 30, 2004 and 2003 were due to the increase in market value of the investment in California Water Service Group.


Factors That May Affect Future Results
--------------------------------------

Non-regulated Operations
-----------------------

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (Agreement) with Valley Transportation Agency
(VTA) whereby SJW Land Company has granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA has adopted a resolution authorizing a condemnation proceeding to acquire the land and has deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived the right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement was not reached within three months of the execution of the Agreement, VTA can file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As a part of the proceedings, VTA has transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property will be determined by the court or by way of settlement between SJW Land Company and VTA.
A trial was held on July 21, 2004. No judgment was made and the trial was rescheduled to October 25, 2004. This transaction will be recorded and is expected to result in an increase to net income when the compensation issue is settled or a final court order is rendered.


Water Supply and Energy Resources
---------------------------------

San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2004 remains comparable to the 30-year normal level.

On July 14, 2004, the SCVWD's ten reservoirs were 55.35% full with 93,497 acre-feet of water in storage. The rainfall in the first six months of 2004 was approximately 81% of historical season average.

Rainfall at San Jose Water Company's Lake Elsman was measured at
39.07 inches for the season of July 1, 2003 through June 30, 2004, which approximated the five-year average. Local surface water is a less costly source of water and its availability significantly impacts the results of operations.

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

On May 23, 2003, San Jose Water Company filed a General Rate Case application with the CPUC to increase rates by $25,793,000 or 18.2% in 2004, $5,434,000 or 3.2% in 2005, and $5,210,000 or 3.0%
in 2006. San Jose Water Company is seeking these proposed increases to cover higher costs of providing water service, including higher costs of power, purchased water, pump tax, labor, security, water quality testing and reporting, and to allow for necessary improvements to the water system. San Jose Water Company is also requesting rate recovery of the current balance of $71,000 in its Water Contamination Memorandum Account, as well as recovery of an under-collection of $382,000 accrued in its pre-November 29, 2001 Balancing Account. Finally, San Jose Water Company is requesting a rate of return on equity of 11.5% for the years 2004 through 2006. Effective January 1, 2004, the CPUC allowed San Jose Water Company an interim rate increase of approximately 2% as they have not reached a decision on the General Rate Case application. A CPUC decision on the application is anticipated in August 2004.

Pursuant to Public Utilities Code Section 455.2, San Jose Water Company is allowed revenue true-up from the time of the implementation of the interim rates on January 1, 2004 to the time of the CPUC's ultimate decision in the general rate case.
In principal, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases.

On May 6, 2004, San Jose Water Company filed Advice Letter No. 348 with the CPUC requesting a revenue increase of $4,600,000, or approximately 3.6%. The requested revenue increase is the result of the increased cost of purchased water and higher pump tax charged to San Jose Water Company by the Santa Clara Valley Water District. The requested revenue increase was authorized effective July 13, 2004.

On July 19, 2004, the CPUC issued a proposed decision in San Jose Water Company's general rate case proceeding. The proposed decision granted San Jose Water Company authority to increase rates by $11,800,000 or 8% in 2004, $4,300,000 or 2.7% in 2005
and $4,200,000 or 2.6% in 2006. The proposed decision authorized a return on common equity in 2004, 2005 and 2006 of 9.9%, which is within the range of recent rates of return authorized by the CPUC for water utilities. It is expected that the proposed decision will be considered by the CPUC at its meeting scheduled for August 19, 2004.


Balancing Account Recovery Procedures
-------------------------------------

On March 16, 2004 the California Public Utilities affirmed its June 19, 2003 decision (D.03-06-072), in which the Commission revised the existing procedures for recovery of under collections and over collections in balancing accounts existing on or after November 29, 2001 as follows: 1) If a utility is within its rate case cycle and is not over-earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over-earning, the over-earnings will be used as a measure by which recovery of offset expenses in the balancing account will be reduced. For example, if the amount of the over-earning is equal to or exceeds the amount of offset expenses to be recovered in the balancing account, those expenses shall be reduced to zero. Any offset expenses accumulated in the balancing account would be amortized below the line and any offset revenues collected in the balancing account would be returned to ratepayers. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The expenses used in this earnings test shall be adjusted for any "extraordinary" expenses and revenue shall be adjusted for any "extraordinary" revenue. The earnings test will use recorded rate base. Utilities must file for recovery of the balancing account balances before March 31 of every year.

As mentioned above in the general rate case, filed in May 2003, San Jose Water Company has requested recovery of an under-collection of $382,000 accrued in pre-November 29, 2001 Balancing Account via a customer surcharge. Subsequently, on September 9, 2003 and March 30, 2004, San Jose Water Company filed two compliance filings requesting Commission review of the balancing account over-collected balance of approximately $389,000, accrued between November 29, 2001 and December 31, 2003. As this amount is immaterial as compared to overall revenue, rather than refunding the balance, San Jose Water Company proposed that this balance be carried forward to the next review period scheduled for March 2005. On June 15, 2004, the Commission notified the San Jose Water Company that the over-collected balances had been verified and should be carried forward to the next review period. The total ending balancing account balance as of June 30, 2004, including all the outstanding balances currently pending before the Commission, is a net under-collection of $291,000.

At June 30, 2004 and December 31, 2003, the balancing account had a net balance as follows:

                                              June 30 December 31
                                                 2004        2003
                                             -------- -----------
                                                (in thousands)


Under-collection accrued prior to
  November 29, 2001                             $ 382      $ 382
Over-collection accrued from
  November 30, 2001 to period end                 (91)      (389)
                                                ------     ------
     Net under/(over)-collected balance         $ 291      $  (7)
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


ITEM 4.  CONTROLS AND PROCEDURES

     (a) SJW Corp.'s management, with the participation of the SJW Corp.'s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.'s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp.
          in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) Changes in internal controls. There has been no change in internal control over financial reporting during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.


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


ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
PURCHASES OF EQUITY SECURITIES

                                            Total       Maximum
                                           Number        Number
                                         of Shares     of Shares
                                         Purchased      that May
                    Total    Average    as Part of       Yet Be
                   Number     Price       Publicly      Purchased
                  of Shares  Paid per    Announced      Under the
    Period        Purchased   Share         Plan          Plan
-----------------------------------------------------------------

May 1, 2004-
 May 31, 2004         895     $32.50        895           99,105
                      ---     ------        ---           ------
Total                 895     $32.50        895           99,105
                      ===     ======        ===           ======

On April 29, 2004, SJW Corp. announced that its board of directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the thirty-six months period following its announcement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2004 Annual Meeting of Shareholders of the SJW Corp. held on April 29, 2004, an amendment of the By-Laws of the Corporation was approved, eight individuals listed below were re-elected to the Board of Directors, KPMG LLP was appointed as independent auditors for 2004 and the authority to vote in the discretion of the proxy holders was ratified by the following votes:

Proposal 1: Amendment of the By-Laws of the Corporation.

In Favor       Against        Abstain     Broker Non-votes
--------       -------        -------     ----------------

6,606,066      59,997         21,802          1,525,124


Proposal 2: Election of Directors.

Name of Director              In Favor         Against
----------------              --------         -------

Mark L. Cali                  8,176,001        36,988
J. Philip DiNapoli            8,152,346        60,643
Drew Gibson                   8,165,927        47,062
Douglas King                  8,125,249        87,740
George E. Moss                8,168,494        44,495
W. Richard Roth               8,173,178        39,811
Charles J. Toeniskoetter      8,151,446        61,543
Frederick R. Ulrich           8,126,512        86,477


Proposal 3: Ratification of appointment of independent auditors for 2004:

In Favor       Against        Abstain     Broker Non-votes
--------       -------        -------     ----------------

8,129,747      54,100         29,142             -


Proposal 4: Ratification of authority to vote in the discretion of the proxy holders:

In Favor       Against        Abstain     Broker Non-votes
--------       -------        -------     ----------------

7,403,492      754,765        54,732             -


ITEM 5.  OTHER INFORMATION

On July 29, 2004, the Board of Directors of the SJW Corp.
declared the regular quarterly dividend of $0.255 per common share. The dividend will be paid September 1, 2004, to shareholders of record as of the close of business on August 9, 2004.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, SJW Corp. is responsible for disclosing the non-audit services approved by SJW Corp.'s Audit Committee to be performed by KPMG LLP, SJW Corp.'s independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of SJW Corp. The non-audit services approved by the Audit Committee in the second quarter of 2004 are considered by SJW Corp. to be audit-related services that closely relate to the financial audit process. Each of the services has been approved in accordance with a pre-approval from the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee.

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of KPMG LLP for the following non-audit service: tax return preparation, audit related accounting services, and tax matter consultations concerning federal and state taxes.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits required to be filed by Item 601 of Regulation
          S-K.

          See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on June 30, 2004.

     (b.) Reports on Form 8-K.

          SJW Corp. filed a current report on Form 8-K with the Securities and Exchange Commission on May 3, 2004 to furnish its press release that announced its Stock Repurchase Program to repurchase up to 100,000 shares under Item 5 thereof and its financial results for the first quarter ended March 31, 2004 under Item 12 thereof.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SJW Corp.

Date: August 6, 2004       By /s/ Angela Yip
                           -----------------
                           ANGELA YIP
                           Chief Financial Officer and Treasurer
                           Vice President - Finance





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






1