Form 10-Q
period 2004-09-30
SJW CORP
filed 2004-11-08
CIK 766829

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                             FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2004
----------------------------------------------------------------

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of the date of this report are 9,135,441.



                   PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                    SJW CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME
                           (UNAUDITED)
          (In thousands, except share and per share data)

                             THREE MONTHS         NINE MONTHS
                           ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
                             2004     2003       2004      2003
                                  (Restated,            Restated,
                                 see Note 3)          see Note 3)
                           --------------------------------------
OPERATING REVENUE          $52,297    49,514  $128,969   115,634
OPERATING EXPENSES
 Operation:
   Purchased water          14,396    13,371    32,572    28,291
   Power                     2,108     2,147     4,519     4,260
   Pump taxes                8,266     7,498    17,289    13,767
   Administrative and
    general                  4,462     4,212    13,256    12,165
   Other                     3,108     3,111     9,644     9,402
 Maintenance                 2,216     2,069     6,503     5,745
 Property taxes and other
  nonincome taxes            1,352     1,313     4,006     3,804
 Depreciation and
  amortization               4,689     3,831    13,789    11,396
 Income taxes                3,960     4,024     8,556     8,496
                           --------------------------------------
Total operating expenses    44,557    41,576   110,134    97,326
                           --------------------------------------
OPERATING INCOME             7,740     7,938    18,835    18,308
Gain on sale of nonutility
 property, net of income
 taxes of $2,105                 -         -         -     3,030
Interest on long-term debt  (2,372)   (2,178)   (7,136)   (6,370)
Dividend income                311       309       932       928
Other, net                    (149)     (102)     (520)     (221)
                           --------------------------------------
NET INCOME                 $ 5,530     5,967  $ 12,111    15,675
                           ======================================
Other comprehensive
 income (loss):
  Unrealized income (loss)
   on investment             2,002    (2,541)    2,166     2,376
 Income taxes                 (821)    1,042      (888)     (974)
                          ---------------------------------------
Other comprehensive income
 (loss), net                 1,181    (1,499)    1,278     1,402
                          ---------------------------------------
COMPREHENSIVE INCOME       $ 6,711     4,468  $ 13,389    17,077
                          =======================================
EARNINGS PER SHARE
 Basic                      $ 0.61      0.66    $ 1.33      1.72
 Diluted                    $ 0.60      0.65    $ 1.32      1.71
                          =======================================
COMPREHENSIVE EARNINGS PER
 SHARE
 Basic                      $ 0.74      0.49    $ 1.47      1.87
 Diluted                    $ 0.73      0.49    $ 1.46      1.87
DIVIDENDS PER SHARE         $ 0.25      0.24    $ 0.76      0.73
WEIGHTED AVERAGE SHARES
 OUTSTANDING
 Basic                   9,137,433 9,135,441 9,136,986 9,135,441
 Diluted                 9,198,718 9,152,832 9,193,627 9,141,237

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.



                         SJW CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                            (In thousands)

                                       SEPTEMBER 30   DECEMBER 31
                                      2004          2003
                                                      (Restated,
                                                      see Note 3)
ASSETS                                  ------------------------
UTILITY PLANT:
  Land                                    $  1,735      $  1,750
  Depreciable plant and equipment          596,884       570,119
  Construction in progress                   9,133         4,000
  Intangible assets                          7,840         7,840
                                        ------------------------
    Total utility plant                    615,592       583,709
Less accumulated depreciation and
  amortization                             188,441       174,985
                                        ------------------------
    Net utility plant                      427,151       408,724
NONUTILITY PROPERTY                         35,328        34,918
Less accumulated depreciation                2,992         2,349
                                        ------------------------
    Net nonutility property                 32,336        32,569
CURRENT ASSETS:
  Cash and equivalents                       6,489        10,278
  Accounts receivable and accrued
   unbilled utility revenue                 24,096        15,043
  Prepaid expenses and other                 2,589         2,019
                                        ------------------------
    Total current assets                    33,174        27,340
OTHER ASSETS:
  Investment in California Water
   Service Group                            32,306        30,139
  Unamortized debt issuance and
   reacquisition costs                       3,330         3,447
  Regulatory assets                          8,409         7,976
  Other                                      6,190         6,049
                                          ----------------------
    Total other assets                      50,235        47,611
                                          ----------------------
                                          $542,896      $516,244
                                          ======================
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                            $  9,516      $  9,516
  Additional paid-in capital                13,996        13,375
  Retained earnings                        143,240       138,058
  Accumulated other comprehensive income     6,698         5,419
                                          ----------------------
    Total shareholders' equity             173,450       166,368
  Long-term debt, less current portion     143,898       143,947
                                          ----------------------
    Total capitalization                   317,348       310,315
CURRENT LIABILITIES:
  Current portion of long-term debt             47           184
  Accrued pump taxes and purchased water     7,289         3,224
  Purchased power                            1,538           864
  Accounts payable                           6,773         2,217
  Accrued interest                           2,204         3,619
  Accrued taxes                              5,055           467
  Other current liabilities                  5,697         4,501
                                          ----------------------
    Total current liabilities               28,603        15,076
DEFERRED INCOME TAXES AND CREDITS           42,715        38,207
ADVANCES FOR AND CONTRIBUTIONS
  IN AID OF CONSTRUCTION                   142,885       141,122
OTHER NONCURRENT LIABILITIES                11,345        11,524
                                          ----------------------
                                          $542,896      $516,244
                                          ======================

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                     SJW CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In thousands)
                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30
                                               2004         2003
                                                       (Restated,
                                                      see Note 3)
                                           ----------------------
OPERATING ACTIVITIES:
  Net income                               $ 12,111     $ 15,675
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization            13,789       11,396
    Deferred income taxes                     4,508        4,262
    Stock-based compensation                    813            -
    Gain on sale of nonutility
     property, net of taxes                       -       (3,030)
    Changes in operating assets and
     liabilities:
      Accounts receivable and accrued
       unbilled utility revenue              (9,053)      (7,665)
      Accounts payable, purchased power
       and other current liabilities          6,426        5,858
      Accrued pump taxes and
       purchased water                        4,065        3,647
      Accrued taxes                           4,588        3,322
      Accrued interest                       (1,415)      (1,039)
      Other noncurrent assets and
        noncurrent liabilities               (1,357)         468
    Other changes, net                         (315)        (556)
                                            ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES    34,160       32,338
                                            ---------------------
INVESTING ACTIVITIES:
  Additions to utility plant                (33,175)     (30,263)
  Additions to nonutility property             (280)     (15,615)
  Cost to retire utility plant, net of
   salvage                                     (277)        (496)
  Proceeds from sale of nonutility
   property                                       -        5,370
                                            ---------------------
NET CASH USED IN INVESTING ACTIVITIES       (33,732)     (41,004)
                                            ---------------------

FINANCING ACTIVITIES:
  Repayments for line of credit,
   net of borrowings                              -      (11,450)
  Long-term borrowings, net of repayments      (186)      29,842
  Stock issuance and buyback                   (137)           -
  Dividends paid                             (6,990)      (6,645)
  Receipts of advances and contributions
    in aid of construction                    4,645       11,733
  Refunds of advances for construction       (1,549)      (1,275)
                                           ----------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                       (4,217)      22,205
                                           ----------------------
NET CHANGE IN CASH AND EQUIVALENTS           (3,789)      13,539
                                           ----------------------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD    10,278          324
                                           ----------------------
CASH AND EQUIVALENTS, END OF PERIOD         $ 6,489      $13,863
                                           ----------------------
Cash paid during the period for:
  Interest                                  $ 9,125      $ 6,812
  Income taxes                                1,550        1,558

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.


                     SJW CORP. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2004


Note 1.  General
----------------

In the opinion of SJW Corp. (the Corporation), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.'s 2003 Annual Report on Form 10-K should be read with the condensed consolidated financial statements accompanying this report.

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

Basic earnings per share and comprehensive earnings per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Income available to common shareholders and comprehensive income, respectively, adjusted for recognized stock compensation expense. Diluted earnings per share and comprehensive earnings per share are calculated using the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under the SJW Corp. Long-Term Incentive Plan (the Incentive Plan).

For the three months ended September 30, 2004 and 2003, the basic weighted average number of common shares was 9,137,433 and 9,135,441, respectively. For the nine months ended September 30, 2004 and 2003, the basic weighted average number of common shares was 9,136,986 and 9,135,441, respectively. For the three and nine month periods ended September 30, 2004, the diluted weighted average number of common shares outstanding was 9,198,718 and 9,193,627, respectively. The diluted weighted average number of common shares was 9,152,832 and 9,141,237, respectively, for the three and nine month periods ending September 30, 2003.

On January 29, 2004, the Board of Directors of SJW Corp. approved a three-for-one stock split of common stock. The three-for-one stock split was effective on March 2, 2004. Basic and diluted earnings and comprehensive earnings per share for the periods ended September 30, 2003 have been adjusted to three and nine month periods to reflect the impact of the stock split.


Note 2.  Long-Term Incentive Plan
---------------------------------

The Corporation has reserved 900,000 common shares for issuance under the Incentive Plan. As of September 30, 2004, 4,295 shares have been issued pursuant to the Incentive Plan, and 154,189 shares are issuable upon the exercise of outstanding options and deferred restricted stock. The remaining shares available for issuance under the Incentive Plan are 741,516. The total compensation cost recognized as income under the Incentive Plan was $290,000 and $871,000 for the three and nine months ended September 30, 2004, respectively. The total benefit, including non-employee directors' converted post-retirement benefits, recorded in shareholders' equity under the Incentive Plan was $813,000. As of September 30, 2004, $59,000 related to dividend equivalent units was accrued as a liability.

The Corporation has adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at the grant date as the basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized include: expected dividend yield of 3.4%, expected volatility of 27%, risk-free interest rate of 2.86%, expected holding period of five years.

     Stock Options

Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. In January 2004, options to purchase 26,076 common shares at an exercise price of $29.70 per share were issued, and the weighted average fair value was $5.33 per share, at the date of grant. As of September 30, 2004, options to purchase 55,185 common shares were issued and 266 common shares were issued upon exercise of options. Shares subject to outstanding options under the Incentive Plan were 54,919.

For the three and nine months ended September 30, 2004, the Corporation has recognized stock compensation expenses of $32,000 and $97,000, respectively, for the stock options granted under the Incentive Plan. For the three and nine months ended September 30, 2003, the Corporation has recognized stock compensation expenses of $10,000 and $16,000, respectively.

     Deferred Restricted Stock Program

As of September 30, 2004 and 2003, restricted stock units for 41,670 shares have been granted to a key employee of the Corporation under the Deferred Restricted Stock Program. For the three and nine months ended September 30, 2004, the Corporation has recognized stock compensation expense of $128,000 and $384,000, respectively, related to these restricted stock units. For the three and nine months ended September 30, 2003, the Corporation has recognized stock compensation expense of $117,000.

As of September 30, 2004 and 2003, restricted stock units for 55,524 shares have been granted to non-employee Board members who elected to receive their existing and future cash pension benefits in restricted stock units under the Deferred Restricted Stock Program. As of September 30, 2004, 4,029 shares were issued pursuant to restricted stock units to a retired non-employee Board member. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Corporation has recognized stock compensation expense of $102,000 and $306,000 for the three and nine months ended September 30, 2004, respectively, related to restricted stock units under the Deferred Restricted Stock Program. For the three and nine months ended September 30, 2003, the Corporation recognized stock compensation expense of $104,000.

In January 2004, 3,636 shares were issued at an exercise price of $29.75 per share, to non-employee Board members who elected to convert their annual retainer fee in restricted stock units under the Deferred Restricted Stock Program. As of September 30, 2004, the Corporation has granted restricted stock units for 4,920 shares in lieu of cash retainer fees. For the three and nine months ended September 30, 2004, the Corporation has recognized stock compensation expense of $28,000 and $85,000, respectively, related to restricted stock units issued to non-employee Board members in connection with their annual retainers.

     Dividend Equivalent Rights

Under the Dividend Equivalent Rights Agreement, holders of options and restricted stock units have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation expenses are measured and recognized on dividend equivalent rights on the date they are granted. The stock compensation expenses on stock options and restricted stock units includes reported in this Note 2 include the stock compensation expenses recognized on the dividend equivalent rights.

The stock options, deferred restricted stock programs, and dividend equivalent rights are all offered through the Corporation's Incentive Plan.


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

As a result of adopting Interpretation No. 46(R), the Corporation has restated its previously reported December 31, 2003 Consolidated Balance Sheets and its September 30, 2003 Consolidated Statements of Income and Comprehensive Income as follows:

                                          December 31, 2003
                                         As                As
                                 Previously Reported    Restated
                                 -------------------    --------
                                          (in thousands)
Consolidated Balance Sheets:
Assets
  Nonutility property                  $ 29,665         $ 34,918
  Less: accumulated depreciation          2,036            2,349
                                       --------         --------
  Net nonutility property              $ 27,629         $ 32,569
                                       --------         --------
  Cash and equivalents                   10,036           10,278
  Total current assets                   27,098           27,340
  Investment in affiliate                 1,110                -
  Other assets                            5,594            6,049
  Total other assets                     48,266           47,611
  Total assets                          511,717          516,244

Liabilities:
  Long-term debt, less current portion $139,614         $143,947
  Total capitalization                  305,982          310,315
  Other noncurrent liabilities           11,330           11,524
  Total capitalization and liabilities  511,717          516,244


                            Three Months Ended September 30, 2003
                                        As                 As
                                  Previously Reported   Restated
                                  -------------------   --------
                                          (in thousands)
Consolidated Statements of Income
 and Comprehensive Income:
   Operating revenue                    $ 49,334        $ 49,514
   Total operating expense                41,447          41,576
   Operating income                        7,887           7,938

   Other, net                                (51)           (102)
   Net income                              5,967           5,967
   Comprehensive income                    4,468           4,468


                             Nine Months Ended September 30, 2003
                                        As                 As
                                Previously Reported     Restated
                             ------------------------------------
                                          (in thousands)
Consolidated Statements of Income
 and Comprehensive Income:
   Operating revenue                $ 115,093          $ 115,634
   Total operating expense             96,974             97,326
   Operating income                    18,119             18,308

   Other, net                             (32)              (221)
   Net income                          15,675             15,675
   Comprehensive income                17,077             17,077


There was no cumulative impact on retained earnings that resulted from the adoption of Interpretation No. 46(R).

The Partnership has an outstanding mortgage loan in the amount of $4,284,000 as of September 30, 2004. The mortgage loan is due April 2011 and amortized over twenty-five years with a fixed interest rate of 7.80%. The mortgage loan is secured by the Partnership's real property and is non-recourse to SJW Land Company.


Note 4.  Non-regulated Business
-------------------------------

The business activities of SJW Corp. consist primarily of its subsidiary, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC) that operates within a service area approved by the CPUC. Included in total operating revenue and operating expenses are the non-regulated business activities of SJW Corp. The non-regulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems (CMWS), parking and lease operations of several commercial buildings and properties of SJW Land Company (SJW Land), and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service, LLC (CCWS). The following tables represent the distribution of regulated and non-regulated business activities for the three and nine months ended September 30, 2004 and 2003:


                 Three Months Ended        Three Months Ended
                 September 30, 2004        September 30, 2003
              --------------------------------------------------
                                  (in thousands)
                           Non-                       Non-
              Regulated regulated Total Regulated regulated Total
              --------- --------- ----- --------- --------- -----

   Revenue     $49,884  $2,413  $52,297  $47,315   $2,199 $49,514
   Expenses     42,537   2,020   44,557   39,689    1,887  41,576
               -------  ------  -------  -------   ------ -------
  Operating
   Income      $ 7,347  $  393  $ 7,740  $ 7,626   $  312 $ 7,938
               =======  ======  =======  =======   ====== =======


                    Nine Months Ended         Nine Months Ended
                   September 30, 2004        September 30, 2003
              ------------------------- -------------------------
                                  (in thousands)
                           Non-                       Non-
              Regulated regulated Total Regulated regulated Total
              --------- --------- ----- --------- --------- -----

   Revenue    $121,998  $6,971 $128,969 $109,998 $ 5,636 $115,634
   Expenses    104,573   5,561  110,134   92,427   4,899   97,326
               -------  ------  ------- -------- ------- --------
  Operating
   Income     $ 17,425  $1,410 $ 18,835 $ 17,571 $   737 $ 18,308
              ========  ====== ======== ======== ======== =======


Note 5.  Depreciable Plant and Equipment
----------------------------------------

The major components of depreciable plant and equipment as of September 30, 2004 and December 31, 2003 are as follows:

                                     September 30,  December 31,
                                         2004           2003
                                     ------------   -----------
                                           (in thousands)

Equipment                              $ 49,710       $ 49,071
Transmission and distribution           469,466        455,030
Office buildings and other structures    77,708         66,018
                                       --------       --------
     Total                             $596,884       $570,119
                                       ========       ========


Depreciation of depreciable plant and equipment is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of the utility plants are as follows:

                                               Useful Lives
                                               ------------
Equipment                                      5 to 35 years
Transmission and distribution plant           35 to 75 years
Office buildings and other structures          7 to 50 years


Note 6.  Nonutility Property
----------------------------

The major components of net nonutility property as of September 30, 2004 and December 31, 2003 are as follows:

                                     September 30,   December 31,
                                         2004             2003
                                     ------------    -----------
                                              (in thousands)

Land                                   $  9,917         $ 9,485
Buildings and improvements               25,180          25,202
Intangibles                                 231             231
Less: accumulated depreciation and
   amortization                           2,992           2,349
                                       --------         -------
     Total                             $ 32,336         $32,569
                                       ========         =======

Depreciation of nonutility property is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. Refer to Note 5. Depreciable Plant and Equipment for the estimated service lives of utility property.


Note 7.  Employee Benefit Plans
-------------------------------

The components of net periodic benefit costs for SJW Corp.'s pension plan and Supplemental Executive Retirement Plan for the three and nine months ended September 30, 2004 and 2003 are as follows:

                           Three Months            Nine Months
                        Ended September 30     Ended September 30
                            2004     2003         2004     2003
                           ------------------------------------
                                      (in thousands)

    Service cost           $ 438      354      $ 1,314    1,062
    Interest cost            762      685        2,286    2,055
    Other cost               238      189          714      567
    Expected return on
      assets                (639)    (548)      (1,917)  (1,644)
                           -----     ----      -------    -----
                           $ 799      680      $ 2,397    2,040
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

For the first nine months of 2004, SJW Corp. repurchased a total of 4,295 shares of its outstanding common stock at the prevailing price in the open market at an aggregate cost of $144,000. All repurchased shares will be cancelled and are considered authorized and unissued.


Note 9.  Segment Reporting
--------------------------

SJW Corp. is a holding company with three subsidiaries: San Jose Water Company (SJWC), a water utility operation with both regulated and non-regulated businesses, SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P. (SJW Land), which operates parking facilities and commercial building rentals, and Crystal Choice Water Service LLC (CCWS), a business providing the sale and rental of water conditioning and purification equipment. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, SJW Corp. has determined that it has one reportable business segment, that of providing water utility and utility-related services to its customers. These services are provided through the Corporation's subsidiary, SJWC.

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

The tables below set forth information relating to SJW Corp.'s reportable segment. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of the Corporation not included in the reportable segment is included in the "All Other" category.


                      For Three Months Ended September 30, 2004
                                   (in thousands)
                       ---------------------------------------
                                          All            SJW
                             SJWC        Other*          Corp.
                       ------------   ----------   -----------
Operating revenue        $ 51,086      $ 1,211       $ 52,297
Operating expense          43,504        1,053         44,557
Net income                  5,335          195          5,530
Depreciation and
  amortization              4,513          176          4,689
Interest on long-term
  debt                      2,372            -          2,372
Total assets             $475,147      $67,749       $542,896



                      For Three Months Ended September 30, 2003
                                   (in thousands)
                       ---------------------------------------
                                          All           SJW
                             SJWC        Other*         Corp.
                       ------------   ----------   -----------
Operating revenue        $ 48,466      $ 1,048      $ 49,514
Operating expense          40,593          983        41,576
Net income                  5,760          207         5,967
Depreciation and
  amortization              3,684          147         3,831
Interest on long-term
  debt                      2,178            -         2,178
Total assets             $452,777      $63,548      $516,325


                       For Nine Months Ended September 30, 2004
                                   (in thousands)
                     ---------------------------------------
                                         All            SJW
                      SJWC         Other*         Corp.
                     ------------   ----------   -----------
Operating revenue        $124,926      $ 4,043      $128,969
Operating expense         106,889        3,245       110,134
Net income                 11,212          899        12,111
Depreciation and
  amortization             13,271          518        13,789
Interest on long-term
  debt                      7,136            -         7,136
Total assets             $475,147      $67,749      $542,896


                       For Nine Months Ended September 30, 2003
                                   (in thousands)
                       ---------------------------------------
                                         All            SJW
                           SJWC          Other*        Corp.
                       ------------   ----------   ----------
Operating revenue        $112,532      $ 3,102       $115,634
Operating expense          94,399        2,927         97,326
Net income                 14,425        1,250         15,675
Depreciation and
  amortization             11,042          354         11,396
Interest on long-term
  debt                      6,370            -          6,370
Total assets             $452,777      $63,548       $516,325


*The "All Other" category includes SJW Land, CCWS and without regard to its subsidiaries, SJW Corp. Please refer to Results of Operation under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for revenue from SJW Land and CCWS activity. SJW Corp. does not engage in revenue generating activity.


Note 10.  Commitments
---------------------

SJW Corp.'s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute San Jose Water Company's commitments.


Note 11.  Proposed Settlement Under Threat of Eminent Domain
          (Subsequent Event)
-------------------------------------------------------------

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (the Agreement) with Valley Transportation Agency (VTA) whereby SJW Land Company granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA had already adopted a resolution authorizing a condemnation proceeding to acquire the land and deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived its right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement was not reached within three months of the execution of the Agreement, VTA could file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As a part of the proceedings, VTA transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property and any damage was to be determined by the court or by way of settlement between SJW Land Company and VTA. A trial scheduled to commence on November 1, 2004, was cancelled because the parties believe they are close to finalizing a settlement through a mediation overseen by a retired judge. The settlement is expected to include a cash payment in excess of the $3,700,000 discussed above and the conveyance of a parcel to SJW Land Company. The VTA and SJW are working through the final details of the settlement, which has to be approved by the Superior Court of Santa Clara County, and is expected to be completed by the end of 2004.


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

San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water services to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area.

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides non-regulated water related services under agreements with municipalities. These non-regulated services include full water system operations, billings and cash remittance services.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns and operates parking facilities, which are located adjacent to San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings, other undeveloped land primarily in the San Jose Metropolitan area, some properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a Variable Interest Entity within the scope of FIN 46R, and as a result, it had been consolidated with SJW Land Company.

Crystal Choice Water Service LLC, a subsidiary 75% owned by SJW Corp., engages in the sale and rental of water conditioning and purification equipment.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of September 30, 2004.

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

     Balancing Account

The California Public Utilities Commission (CPUC) establishes a balancing account mechanism within its regulatory regime. A separate balancing account must be maintained for each offset expense item (e.g. purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes.
Since balances are tracked and subject to approval by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. The balance of the balancing account varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection. Had the balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be increased by the amount of balancing account over-collection, or decreased by the amount of balancing account under-collection, less applicable taxes, as the case may be. The balancing account under-collection balance accrued prior to November 29, 2001 has been recovered through rate increases authorized by the CPUC. At September 30, 2004 and December 31, 2003, the balancing account had a net balance as follows:

                                      September 30   December 31
                                         2004            2003
                                      ------------   -----------
                                           (in thousands)
Under(over)-collection accrued from
  November 30, 2001 to period end        $602           $(389)

      Revenue Recognition

San Jose Water Company's revenue from metered customers includes billings to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. The company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and the San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company's estimates are determined. As of September 30, 2004 and December 31, 2003, accrued unbilled revenue was $13,006,000 and $6,205,000, respectively.

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

     Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgment that it is probable that the costs will be recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in the future for ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the regulatory asset as a cost for financial reporting purposes. No disallowance had to be recognized at September 30, 2004 and December 31, 2003. The net regulatory asset recorded by San Jose Water Company as of September 30, 2004 and December 31, 2003 was $8,409,000 and $7,976,000, respectively.

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

     Pension Accounting

San Jose Water Company offers a defined benefit plan, Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by employees, mortality, turnover and medical costs.

San Jose Water Company, through its Retirement Plan Administrative Committee (the Committee) comprised of representatives from the unions and management establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of December 31, 2003, the plan assets consist of approximately 22% bonds, 11% cash and 67% equities. The committee requires that equities be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distribution of assets is not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus risk related to foreign exchange fluctuation has been eliminated.

The plan assets are marked to market at the measurement date. The investment trust assets incurred unrealized market losses in the three years prior to 2003. Unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes.

The Corporation utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with outstanding amounts of $1 million or more in determining the discount rate used in calculating the liabilities at the measurement date. For the year ending December 31, 2003, the composite discount rate used was 6.25%.

     Stock-Based Compensation Plans

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares, restricted stock units and dividend units. Under the plan, a total of 900,000 common shares are authorized for awards and grants. The Corporation has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as the basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized include: expected dividend yield of 3.4%, expected volatility of 27%, risk-free interest rate of 2.86%, expected holding period of five years.

In addition to the option grants, SJW Corp. has granted restricted stock units to a key employee of the Corporation, which was valued at market price at the date of grant. The Corporation recognizes the fair market value of the restricted stock granted as compensation expense, over the vesting period of three years.

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

     Consolidation Policy of Majority-Owned Enterprises

SJW Corp. consolidates its 75% controlling interest of Crystal Choice Water Service LLP in its financial statement with the 25% minority interest included as "other" in the consolidated Statements of Income and Comprehensive Income and in "other noncurrent liabilities" in the Balance Sheet. Effective January 1, 2004, the Corporation adopted FASB Interpretation No. (FIN) 46R, "Consolidation of Variable Interest Entities". As a result of the adoption of FIN 46R, the Corporation has identified its investment in 444 West Santa Clara Street, L.P. as a variable interest entity with SJW Land Company as the primary beneficiary. SJW Corp. has consolidated 444 West Santa Clara Street, L.P. in its consolidated financial statements as of January 1, 2004 and restated its prior periods' financial statements to reflect the consolidation on a comparative basis.

Recent Accounting Pronouncements:
--------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In December 2003, FIN 46R was issued to replace FASB Interpretation No. 46. For any variable interest entities (VIE or VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest recognized in the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R has resulted in the consolidation of the Corporation's 70% limited partnership interest in 444 West Santa Clara Street, L.P. as of January 1, 2004 which had previously been accounted for under the equity method of accounting. As described in Note 3. Partnership Interest Restatement, the financial statements for 2003 have been restated to reflect this change.

In June 2004, the SEC issued Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" for investments accounted for under FASB No. 115, "Accounting in Certain Investments in Debt and Equity Securities", and FASB No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations", effective June 15, 2004. The adoption of the EITF Issue No. 03-1 will not have a material impact on the Corporation's financial position, results of operations or cash flows.

Liquidity and Capital Resources:
--------------------------------

San Jose Water Company's budgeted capital expenditures for 2004, exclusive of capital expenditures financed by customer contributions and advances, are $31,158,000 with capital expenditures concentrated in water main replacements. Approximately $12,000,000 will be spent to replace San Jose Water Company's mains in 2004. Out of the total budgeted capital expenditures of $31,158,000, $20,292,000 has been spent as of September 30, 2004.

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

San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. The company expects to incur approximately $176,000,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining existing water systems, over the next five years, exclusive of customer contributions and advances. The company's actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to the utility plants normally exceed company-financed additions by several million dollars because certain new facilities are constructed using advances from developers and contributions in aid of construction.

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

As of September 30, 2004, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 75%. SJW Corp. does not expect to make significant cash contributions to Crystal Choice Water Service LLC in 2004.

Historically, San Jose Water Company's write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes San Jose Water Company can continue to collect its accounts receivable balances at its historical collection rate.

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

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of September 30, 2004, San Jose Water Company's funded debt and equity were 48.47% and 51.53%, respectively.

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

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of September 30, 2004. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of September 30, 2004, San Jose Water Company's funded debt was 48.47% of total capitalization and the net income for the preceding twelve months was 360% of interest charges.

In 2002, the Department of Water Resources approved San Jose Water Company's application for an approximately $2,500,000 Safe Drinking Water State Revolving Fund (SDWSRF) twenty-year loan at an interest rate of 2.39%. Funds in the above amount will be used for the retrofit of San Jose Water Company's water treatment plant. As of September 30, 2004, the loan has not been funded. San Jose Water Company will request the funding in the fourth quarter of 2004 when the loan documentation and contract requirements are met.

In August 2004, the Department of Water Resources approved San Jose Water Company's application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of twenty years at an interest rate of 2.60%. Funds in the above amount will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company does not expect to receive the funding of this loan until 2005.

In connection with the acquisition of two properties in the states of Connecticut and Florida in April 2003, SJW Land Company executed mortgages in the aggregate amount of $9,900,000 in April 2003. The mortgage loans are due in ten years and amortized over twenty-five years with a fixed interest rate of 5.96% and are secured by the two properties in the states of Connecticut and Florida. The loan agreements generally restrict the company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. The properties were leased to a multinational organization for a term of twenty years.

The 444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,284,000 as of September 30, 2004. The mortgage loan is due in April 2011 and amortized over twenty-five years with a fixed interest rate of 7.80%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At September 30, 2004, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $30,000,000. The lines of credit expire on July 1, 2005.


Results of Operations
---------------------

Overview
--------

SJW Corp.'s consolidated net income for the three months ended September 30, 2004 was $5,530,000, a decrease of $437,000 or 7% from $5,967,000 in the third quarter of 2003. Nine months net income was $12,111,000, a decrease of $3,564,000 or 23% from $15,675,000 for the same period in 2003. The nine months earnings decrease was primarily due to an after-tax gain of $3,030,000 from the sale of a SJW Land Company property recognized in the first quarter of 2003.


Operating Revenue
-----------------

                              Operating Revenue by Subsidiary

                           Three Months Ended   Nine Months Ended
                              September 30         September 30
                             2004      2003       2004      2003
                                  (Restated)           (Restated)
                          ---------------------------------------
                                       (in thousands)
San Jose Water Company    $51,086   $48,466    $124,926  $112,532
SJW Land Company              786       765       2,713     2,214
Crystal Choice Water
  Service                     425       283       1,330       888
                          -----------------    ------------------
                          $52,297   $49,514    $128,969  $115,634
                          =================    ==================

Operating revenue for the third quarter was $52,297,000 versus $49,514,000 for the same period in 2003, representing an increase of $2,783,000 or 6%. Approximately $3,050,000 of the revenue increase was attributable to cumulative rate increases. Additionally, growth in the number of customers contributed $176,000 to increased revenues and other revenues increased by $163,000. The revenue increases were offset by a $606,000 decrease due to lower usage.

Operating revenue for the nine months ended September 30, 2004, was $128,969,000 versus $115,634,000 for the same period in 2003, representing an increase of $13,335,000 or 12%. Approximately $7,318,000 of the revenue increase was due to a 6.61% rate increase, $4,739,000 resulting from an increase in usage and $337,000 due to customer growth at San Jose Water Company.

SJW Land Company's lease revenue increased by $21,000 and $499,000 for the third quarter and nine months ended September 30, 2004, respectively, and was primarily due to the addition of two commercial properties in March 2003 to its portfolio.

Crystal Choice Water Service LLC's revenue increased by $142,000 and $442,000 for the third quarter and nine months ended September 30, 2004, respectively, over 2003 due to an improved marketing strategy.

The change in consolidated operating revenue was due to the following factors:

                      Three Months Ended     Nine Months Ended
                         September 30,         September 30,
                         2004 vs. 2003         2004 vs. 2003
                      Increase/(decrease)    Increase/(decrease)
                      ------------------------------------------
Utility:                           (in thousands)
 Consumption changes   $  (606)   (1%)        $ 4,739     4%
 New customers increase    176     1%             337     -
 Rate increases          3,050     6%           7,318     6%
Parking and rental          21     -              499     1%
Crystal Choice Water
  Service LLC              142     -              442     1%
                      ---------------        ---------------
                       $ 2,783     6%        $ 13,335    12%
                      ===============        ===============


Operating Expenses
------------------

                          Operating Expenses by Subsidiary

                       Three Months Ended      Nine Months Ended
                         September 30             September 30
                         2004      2003           2004     2003
                              (Restated)              (Restated)
                                    (in thousands)
                      ------------------------------------------
San Jose Water Company $43,504   40,593       $106,889   94,399
SJW Land Company           435      511          1,412    1,501
Crystal Choice Water
 Service  LLC              437      381          1,318    1,066
SJW Corp.                  181       91            515      360
                      -----------------       -----------------
                       $44,557   41,576       $110,134   97,326
                       ================       =================

The change in operating expenses from the same period in 2003 was due to the following factors:


                      Three Months Ended      Nine Months Ended
                         September 30           September 30
                         2004 vs. 2003          2004 vs. 2003
                      Increase/(decrease)    Increase/(decrease)
                                  (in thousands)
                       ------------------------------------------
Water production costs:
 Decreased surface
  water supply           $   731     2%         $ 1,508     2%
 Usage and new
  customers                 (525)   (2%)          3,050     3%
 Pump tax and purchased
  water price increase     1,620     4%           3,906     4%
 Energy prices               (72)    -             (402)    -
                          -------------         --------------
  Total water production
   costs                   1,754     4%           8,062     9%
                          -------------         --------------
Non-water production costs:
 Administrative and
  general                    250     1%           1,091     1%
 Other operating expense      (3)    -              242     -
 Maintenance                 147     -              758     1%
 Property taxes and other
  non-income taxes            39     -              202     -
 Depreciation and
  amortization               858     2%           2,393     2%
                          -------------         --------------
   Total non-water
    production costs       1,291     3%           4,686     4%
                          -------------         --------------
Income taxes                 (64)    -               60     -
                          -------------         --------------
 Total operating expenses $2,981     7%         $12,808    13%
                          =============         ==============


Water production costs increased $1,754,000 or 4% of total costs and expenses for the third quarter of 2004. The higher costs were primarily attributable to increases of $1,620,000 in the combined cost of purchased water and pump taxes from Santa Clara Valley Water District (SCVWD) and reduced surface water availability of $731,000. This increase was offset by a decrease in customer demand of $525,000 in addition to lower non-contract water and power costs of $72,000.

For the nine months ended September 30, 2004, the increase of $8,062,000 in total water production costs from the same period in 2003 were due to increases of $3,906,000 in the cost of purchased water and pump taxes, $1,508,000 in reduced surface water availability and $3,050,000 due to increased usage and new customers. These increases were offset by a decrease of $402,000 in energy and other costs.

San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water and due to the decreased surface water availability in the third quarter of 2004, the water production costs increased by $731,000.

Water production for the three months ended September 30, 2004 decreased 358 million gallons and increased 2,174 million gallons for the nine months ended September 30, 2004 from the same period in 2003. During these periods, the availability of surface water was significantly lower than the same periods in 2003.

The change in San Jose Water Company's source of supply mix was as follows:


                       Three Months Ended      Nine Months Ended
                         September 30            September 30
                         2004 vs. 2003           2004 vs. 2003
                      Increase/(decrease)     Increase/(decrease)
                                 (in million gallons)
                      -------------------------------------------
Purchased water           (34)      -            1,154      3%
Ground water              136       1%           1,951      5%
Surface water            (481)     (3%)         (1,031)    (2%)
Reclaimed water            20       -              100      -
                       ---------------          ---------------
                         (359)     (2%)          2,174      6%
                       ===============          ===============


The changes in the source of supply mix were consistent with the changes in the water production costs.

The non-water production costs, which include administrative, other operating expenses, maintenance, depreciation and amortization, property taxes and other non-income taxes in the third quarter of 2004, increased $1,291,000 compared to the same period in 2003. The increase in Administrative and General expenses included $309,000 in labor and labor related expenses due to bargaining unit wage escalation and new hires. Depreciation expense increased $858,000 due to higher investment in utility plants. Other increases of $124,000 were due to various costs, including legal and professional fees, insurance and related costs and contracted work related to ongoing projects.

For the nine months ended September 30, 2004, the non-water production costs increased by $4,686,000 over the same period in 2003. The increase in Administrative and General expenses included $193,000 in pension costs primarily as a result of the enhancement of pension plan benefits. Depreciation expense increased $2,393,000 due to higher investment in the utility plants. Other increases include $232,000 in legal and professional fees, $253,000 in insurance and related costs, $354,000 in contracted work related to various projects, $1,063,000 in wages, salaries and stock compensation, and $198,000 in other costs.

Income tax expense decreased by $64,000 for the third quarter ended September 30, 2004 over the same period in 2003 due to reduction in earnings in 2004. Income tax expense increased by $60,000 for the nine months ended September 30, 2004 due to increased earnings. The effective income tax rates for the periods ended September 30, 2004 and 2003 both approximated 41%.

The increase in interest expenses for the third quarter and nine months ended September 30, 2004 from the same periods in 2003 was the result of higher interest expenses due to the issuance of Series G senior notes in September, 2003, and the long-term debt associated with the commercial properties in Connecticut and Florida acquired in April 2003.

The changes in comprehensive income for the three months and nine months ended September 30, 2004 and 2003 were due to the increase in market value of the investment in California Water Service Group.


Factors That May Affect Future Results
--------------------------------------

Non-regulated Operations
-----------------------

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (the Agreement) with Valley Transportation Agency (VTA) whereby SJW Land Company granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station. VTA had already adopted a resolution authorizing a condemnation proceeding to acquire the land and deposited $3.7 million in an escrow account as fair market compensation. SJW Land Company waived its right to challenge VTA's possession and use in any subsequent eminent domain proceeding but reserved the right to assert, and has disputed the fair market value placed on the land. According to the terms of the Agreement, if a settlement was not reached within three months of the execution of the Agreement, VTA could file an eminent domain complaint to acquire title to the parking lot property. On April 11, 2003, VTA filed the eminent domain lawsuit. As a part of the proceedings, VTA transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property and any damage was to be determined by the court or by way of settlement between SJW Land Company and VTA. A trial scheduled to commence on November 1, 2004, was cancelled because the parties believe they are close to finalizing a settlement through a mediation overseen by a retired judge. The settlement is expected to include a cash payment in excess of the $3,700,000 discussed above and the conveyance of a parcel to SJW Land Company. The VTA and SJW are working through the final details of the settlement, which has to be approved by the Superior Court of Santa Clara County, and is expected to be completed by the end of 2004.


Water Supply and Energy Resources
---------------------------------

San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2004 remains comparable to the 30-year normal level.

On October 18, 2004, the SCVWD's ten reservoirs were 45.50% full with 76,850 acre-feet of water in storage. The rainfall in the season commencing July 1, 2004 was approximately 45% of historical season average. Average rainfall for the prior five-year period is 30%.

As of September 30, 2004, rainfall at San Jose Water Company's Lake Elsman measured 0.0 inches for the season beginning July 1, 2004, which approximated the five-year average. Local surface water is a less costly source of water and its availability significantly impacts the results of operations.

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

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000, exclusive of the years 2001 to 2002 expenditures. These improvements shall be incorporated into the capital budgets to be completed by 2005. San Jose Water Company is continuing implementation of security related to capital improvements in 2004 and $860,000 is expected to be spent in 2004. Once completed, San Jose Water Company believes it will have substantially reduced its vulnerability to terrorist attack. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.


Regulatory Affairs
------------------

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the California Public Utilities Commission (CPUC). The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity.

As required by the CPUC, on May 23, 2003, San Jose Water Company filed a General Rate Case Application with the CPUC. Effective January 1, 2004, the CPUC allowed San Jose Water Company an interim rate increase of approximately 2% as they had not reached a decision on San Jose Water Company's 2003 General Rate Case application. Additionally, effective July 13, 2004 the CPUC authorized a revenue increase totaling $4.6 million to offset increases in purchased water and pump tax costs imposed on San Jose Water Company by the Santa Clara Valley Water District. On August 19, 2004, the CPUC issued the final decision (D.04-08-054) in San Jose Water Company's General Rate Case Application. The decision grants San Jose Water Company authority to increase rates by $11,773,000 or 8% in 2004, $4,283,000 or 2.69% in 2005 and
$4,245,000 or 2.59% in 2006. The authorized return on common equity in 2004, 2005 and 2006 of 9.9%, which is within the range of recent rates of return authorized by the CPUC for water utilities. San Jose Water Company was also authorized to recover the current balance of $71,000 in its Water Contamination Memorandum Account, as well as recovery of an under-collection of $382,000 accrued in its pre-November 29, 2001 Balancing Account. The new authorized rates became effective August 24, 2004.

Pursuant to Public Utilities Code Section 455.2, San Jose Water Company is allowed revenue true-up from the time of the implementation of the interim rates on January 1, 2004 to the time of the CPUC's ultimate decision in the general rate case. In principal, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases. It is expected that this recovery for San Jose Water Company will become effective in early 2005.


Balancing Account Recovery Procedures
-------------------------------------

On March 16, 2004 the California Public Utilities Commission affirmed its June 19, 2003 decision (D.03-06-072), in which the Commission revised the existing procedures for recovery of under collections and over collections in balancing accounts existing on or after November 29, 2001 as follows: 1) If a utility is within its rate case cycle and is not over-earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over-earning, the over-earnings will be used as a measure by which recovery of offset expenses in the balancing account will be reduced. For example, if the amount of the over-earning is equal to or exceeds the amount of offset expenses to be recovered in the balancing account, those expenses shall be reduced to zero. Any offset expenses accumulated in the balancing account would be amortized below the line and any offset revenues collected in the balancing account would be returned to ratepayers. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The expenses used in this earnings test shall be adjusted for any "extraordinary" expenses and revenue shall be adjusted for any "extraordinary" revenue. The earnings test will use recorded rate base. Utilities must file for recovery of the balancing account balances before March 31 of every year.

As mentioned above in the general rate case, filed in May 2003, San Jose Water Company has requested recovery of an under-collection of $382,000 accrued in the pre-November 29, 2001 Balancing Account via a customer surcharge. On August 19, 2004, the CPUC issued D.04-08-054 granting recovery of the under-collection of the pre-November 29, 2001 Balancing Account by way of a twelve-month Quantity Rate Surcharge. The surcharge became effective August 24, 2004. Subsequently, on September 9, 2003 and March 30, 2004, San Jose Water Company filed two compliance filings requesting Commission review of the balancing account over-collected balance of approximately $389,000, accrued between November 29, 2001 and December 31, 2003. As this amount is immaterial as compared to overall revenue, rather than refunding the balance, San Jose Water Company proposed that this balance be carried forward to the next review period scheduled for March 2005. On June 15, 2004, the Commission notified San Jose Water Company that the over-collected balances had been verified and should be carried forward to the next review period. The balancing account under-collection balance accrued prior to November 29, 2001 has been recovered through rate increases authorized by the CPUC. The balancing account balance as of September 30, 2004 is a net under-collection of $602,000.

At September 30, 2004 and December 31, 2003, the balancing account had a net balance as follows:

                                      September 30   December 31
                                         2004           2003
                                      ------------  -----------
                                            (in thousands)

Under(over)-collection accrued from
  November 30, 2001 to period end        $602          $(389)


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

     (b) There has been no change in internal control over financial reporting during the third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.


                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

SJW Corp. is subject to ordinary routine litigation incidental to its business. Other than as disclosed regarding the eminent domain proceeding in "Non-regulated Operations" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", there are no other pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on the Corporation's financial position, results of operations or cash flows.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
         PROCEEDS

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
    Period        Purchased   Share         Plan          Plan
-----------------------------------------------------------------

May 1, 2004-
 May 31, 2004         895     $32.50        895           99,105
August 1, 2004-
 August 31, 2004    3,400     $33.93      3,400           95,705
                    -----                 -----
Total               4,295     $33.63      4,295
                    =====                 =====

On April 29, 2004, SJW Corp. announced that its board of directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the thirty-six months period following its announcement.


ITEM 5.  OTHER INFORMATION
         -----------------

On October 28, 2004, the Board of Directors of the SJW Corp. declared the regular quarterly dividend of $0.255 per common share. The dividend will be paid December 1, 2004, to shareholders of record as of the close of business on November 9, 2004.

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, SJW Corp. is responsible for disclosing the non-audit services approved by SJW Corp.'s Audit Committee to be performed by KPMG LLP, SJW Corp.'s independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of SJW Corp. The non-audit services approved by the Audit Committee in the third quarter of 2004 are considered by SJW Corp. to be audit-related services that closely relate to the financial audit process. Each of the services has been approved in accordance with a pre-approval from the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee.

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of KPMG LLP for the following non-audit service: consultations concerning state taxes and protest of tax assessment from the California Franchise Tax Board.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a.) Exhibits required to be filed by Item 601 of Regulation
          S-K.

          See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on September 30, 2004.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SJW Corp.

Date: November 8, 2004     By /s/ Angela Yip
                           -----------------
                           ANGELA YIP
                           Chief Financial Officer and Treasurer





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