Form 10-K
period 2004-12-31
SJW CORP
filed 2005-03-07
CIK 766829

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period

to

Commission file number 1-8966

SJW CORP.

(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

374 West Santa Clara Street, San Jose, California,	95196
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 408-279-7800 Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.042	American Stock Exchange

Securities Registered Pursuant To Section 12(G) Of The Act:
None (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2004 was $219,373,236.

Shares of common stock outstanding on March 7, 2005 — 9,135,573.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Shareholders, to be held on April 28, 2005, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words such as “expect”, “estimate”, “anticipate”, “intends”, “seeks”, “plans”, “projects”, variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Factors That May Affect Future Results” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-Q and Form 8-K filed with the SEC, each as it may be amended from time to time.

SJW Corp. undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements for any reason.

Item 1. Business

General Development of Business

SJW Corp. (the Corporation) was incorporated in California on February 8, 1985. SJW Corp. is a holding company with three subsidiaries:

San Jose Water Company, a wholly owned subsidiary, with headquarters at 374 West Santa Clara Street in San Jose, California 95196, was originally incorporated under the laws of the State of California in 1866. The company was later reorganized and reincorporated as the San Jose Water Works. San Jose Water Works was reincorporated in 1985 as San Jose Water Company, with SJW Corp. as the parent holding company. San Jose Water Company is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company’s web site can be accessed via the Internet at http://www.sjwater.com.

SJW Land Company, a wholly owned subsidiary, was incorporated in 1985. SJW Land Company owns and operates parking facilities, which are located adjacent to San Jose Water Company’s headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings and other undeveloped land primarily in the San Jose Metropolitan area, some properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

Crystal Choice Water Service LLC, a 75% majority-owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning and purification equipment.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of December 31, 2004.

Regulation and Rates

San Jose Water Company’s rates, service and other matters affecting its business are subject to regulation by the California Public Utilities Commission (CPUC).

Ordinarily, there are two types of rate increases: general and offset. General rate case decisions usually authorize an initial rate increase followed by two annual step increases designed to maintain the authorized return on equity over a three-year period. General rate applications are normally filed and processed during the last year covered by the most recent rate case in an attempt to avoid regulatory lag.

The purpose of an offset rate increase is to compensate utilities for increases in specific expenses, primarily for purchased water, pump tax or purchased power.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which revenue offsets have been authorized (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. On November 29, 2001, the CPUC issued Resolution W-4294 implementing significant changes in the long-established offset rate increase and balancing account recovery procedures applicable to water utilities. These changes could have a significant impact on San Jose Water Company’s ability to recover reimbursement of expenses through the balancing account process.

On October 7, 2004, the CPUC issued Resolution W-4501 which authorized the San Jose Water Company to record the over-collection of $383,000 for the period of November 30, 2001 through December 31, 2003 in its Balancing Account. San Jose Water Company has subsequently accrued an under-collection of $1,000,000 in the Memorandum Type Balancing Account for the period of January 1, 2004 through December 31, 2004. As required, the under-collection of $1,000,000 will be submitted for review by the CPUC prior to March 31, 2005 and if approved, will be included in the Company’s Balancing Account. As of December 31, 2004, the net amount of the reviewed accounts and those pending review is an under-collection of $617,000.

On September 30, 2002, the interim rate relief bill (AB2838) was signed into law. The bill allows for the implementation of interim water rates in general rate cases when the CPUC fails to establish new rates in accordance with the established rate case schedule. The interim rates would be based on a water company’s existing rates increased for the amount of inflation since the last approved rate adjustment. The bill also allows for revenue reconciliation from the time of the implementation of the interim rates to the time of the CPUC’s ultimate decision in the rate case. In principle, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases. The bill was codified as Public Utilities Code Section 455.2 and became effective on January 1, 2003.

Please also see the heading “Factors That May Affect Future Results” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Industry Segments

See Part II, Item 7 for information regarding SJW Corp.’s business segments.

Narrative Description of Business
General

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. It distributes water to customers in accordance with accepted water utility methods.

San Jose Water Company also provides non-regulated water related services under agreements with municipalities. These non-regulated services include full water system operations, billings and cash remittances and maintenance contract services.

In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under terms of a 25-year lease. The system is adjacent to the existing San Jose Water Company service area and has approximately 4,400 service connections. Under the terms of the lease, San Jose Water Company paid an up-front $6.8 million concession fee to the City of Cupertino that is amortized over the contract term. San Jose Water Company is responsible for all aspects of system operation including capital improvements.

The operating results from the water business fluctuates according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in San Jose Water Company’s service area. Revenue, production costs and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher use, warm weather summer months and lowest in the cool winter months.

Water Supply

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the Santa Clara Valley Water District (SCVWD) under the terms of a master contract with SCVWD expiring in 2051. Purchased water provides approximately 40% to 45% of San

Jose Water Company’s annual production. Surface supply, which during a year of normal rainfall satisfies about 6% to 8% of San Jose Water Company’s annual needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water, increases production costs substantially. San Jose Water Company pumps the remaining 40%–50% of its water supply from the underground basin and pays a pump tax to the SCVWD.

The pumps and motors at San Jose Water Company’s groundwater production facilities are propelled by electric power. Over the last few years, San Jose Water Company has installed standby power generators at 18 of its strategic water production sites. In addition, the commercial office and operations control centers are equipped with standby generators that allow critical distribution and customer service operations to continue during a power outage. The SCVWD has informed San Jose Water Company that its filter plants, which deliver purchased water to San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period by pumping water with its standby generators and by using the purchased water from SCVWD.

On rare occasions, events may occur which are beyond the control of San Jose Water Company. Except for a few isolated cases when service had been interrupted or curtailed because of power or equipment failures, construction shutdowns, or other operating difficulties, San Jose Water Company has not had any interrupted or imposed mandatory curtailment of service to any type or class of customer. However, during the summer of 1989 through March 1993, rationing was imposed intermittently on all customers at the request of SCVWD.

Groundwater in 2004 remained comparable to the 30-year normal level. On February 22, 2005, the SCVWD’s ten reservoirs were 80.9% full with 136,642 acre-feet of water in storage. The rainfall from July 2004 to February 2005 was about 148% of the 30-year average. The delivery of California and federal contract water to the SCVWD is expected to be met. San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of the year.

Rainfall at San Jose Water Company’s Lake Elsman was measured at 25.45 inches for the period from July 1 through December 31, 2004, which is above the five-year average.

While the water supply outlook for 2005 is good, California faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. Please also see further discussion in “Factors That May Affect Future Results” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Franchises

San Jose Water Company holds franchise rights, water rights, and rights-of-way in the communities it serves that it believes are necessary to operate and maintain its distribution network and facilities under and on the public streets.

Seasonal Factors

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by residential customers to vary significantly.

Competition

San Jose Water Company is a public utility regulated by the CPUC and operates within a service area approved by the CPUC. The laws of the State of California provide that no other investor-owned public utility may operate in San Jose Water Company’s service area without first obtaining from the CPUC a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating that San Jose Water Company’s service in such area is inadequate.

California law also provides that whenever a public agency constructs facilities to extend utility service to the service area of a privately owned public utility (like San Jose Water Company), such an act constitutes the taking of property and is conditioned upon payment of just compensation to the private utility.

Under the constitution and statutes of the State of California, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties operated by privately owned public utilities upon payment of just compensation and are further authorized to issue bonds (including revenue bonds) for the purpose of acquiring or constructing water systems. To the company’s knowledge, no municipality, water district or other public agency has pending any action to condemn any part of San Jose Water Company’s system.

Condemnation

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (the Agreement) with the Valley Transportation Agency (VTA) whereby SJW Land Company granted VTA an irrevocable right to possession and use of 1.2 acres of the company’s parking lot property for the development of a light rail station while reserving the right to assert, and dispute the fair market value placed on the land. In April 2003, VTA adopted a resolution authorizing a condemnation proceeding to acquire the land and deposited $3,700,000 in an escrow account as fair market compensation and filed an eminent domain lawsuit. Prior to going to trial, a settlement was reached on November 23, 2004 regarding the compensation for the taking of property and for damages associated with the condemnation. The settlement terms include a cash payment of $9,650,000, plus statutory interest and costs, and the conveyance of a parcel valued at approximately $325,000 from VTA to SJW Land Company. SJW Land Company has recognized a condemnation gain of $3,776,000, net of taxes of $2,624,000.

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

In January 2001, the EPA finalized new regulations revising the primary maximum contaminant level (MCL) for arsenic from 50 parts per billion (ppb) down to 10 ppb. San Jose Water Company has monitored its water supply sources for arsenic and is currently in compliance with the new regulations, which will become effective in 2006.

Other state and local environmental regulations apply to San Jose Water Company’s operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials. San Jose Water Company is currently in compliance with state and local regulations governing hazardous materials, point and non-point source discharges, and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2004, San Jose Water Company had 302 employees, of whom 80 were executive, administrative or supervisory personnel, and of whom 222 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2004 through December 31, 2005. Both groups are affiliated with the AFL-CIO. The agreement includes approximately 3% and 3.5% wage adjustments for union workers for calendar years 2004 and 2005, respectively, with minor benefit modifications.

Officers of the Registrant

Name	Age	Offices and Experience
W.R. Roth	52
SJW Corp. — President and Chief Executive Officer of the Corporation. Prior to becoming Chief Executive Officer in 1999, he was President from October 1996, and Vice President from April 1992 until October 1996. Mr. Roth has served as a director of SJW Corp., San Jose Water Company and SJW Land Company since 1994.

R.J. Balocco	55
San Jose Water Company — Vice President, Corporate Communications. Prior to becoming Vice President, Corporate Communications in 1995, he was Vice President, Administration from April 1992. Mr. Balocco has been with San Jose Water Company since 1982.

G.J. Belhumeur	59
San Jose Water Company — Senior Vice President, Operations. Prior to becoming Sr. Vice President of Operations, he was Vice President of Operations since 1996. Mr. Belhumeur has been with San Jose Water Company since 1970.

D. Drysdale	49
San Jose Water Company — Vice President, Information Services. Prior to becoming Vice President, Information Services in 1999, he was Director of Information Services from 1998 and Data Processing Manager since 1994. Mr. Drysdale joined San Jose Water Company in 1992.

R.J. Pardini	59	San Jose Water Company — Vice President, Chief Engineer. Prior to becoming Vice President, Chief Engineer in 1996, he was Chief Engineer. Mr. Pardini has been with San Jose Water Company since 1987.
A. Yip	51
SJW Corp. — Chief Financial Officer and Treasurer since October 1996, and Senior Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company since April 2004. Prior to April 2004, Ms. Yip served as Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company since January 1999. Ms. Yip has been with San Jose Water Company since 1986.

R.S. Yoo	54
San Jose Water Company — Senior Vice President, Administration from April 2003. Prior to April 2003, he was Vice President, Water Quality since April 1996. Mr. Yoo has been with San Jose Water Company since 1985.

S. Papazian	29
SJW Corp. and San Jose Water Company — Corporate Secretary and Attorney. Ms. Papazian has served as Corporate Secretary and Attorney since February 14, 2005. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.

V.K. Wong	35
San Jose Water Company — Controller. He has been with San Jose Water Company since December 2002. He served as Director of Finance for Golden State Warriors from October 1998 until October 2002 and prior to October 1998, Mr. Wong was a Senior Auditor for KPMG LLP.

Financial Information About Foreign and Domestic Operations and Export Sales

SJW Corp.’s revenue and expense are derived substantially from operations located in the County of Santa Clara in the State of California.

SJW Corp.’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Corp.’s website at http://www.sjwater.com, as soon as reasonably practicable after the Corporation electronically files such material with, or furnish such material to, the Securities and Exchange Commission.

Item 2. Properties

The properties of San Jose Water Company consist of a unified system of water production, storage, purification and distribution located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 240 million gallons and all water facilities, equipment, office buildings and other property necessary to supply its customers.

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s well pumping stations have a production capacity of approximately 255 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 29 million gallons per day. During 2004, a maximum and average of 192 million gallons and 135 million gallons of water per day, respectively, were delivered to the system.

San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

SJW Land Company owns approximately eight acres of property adjacent to San Jose Water Company’s headquarters, approximately 28 acres of property in the states of Florida and Connecticut, and approximately five undeveloped acres of land and commercial properties primarily in the San Jose metropolitan area. The majority of the land adjacent to San Jose Water Company is used as surface parking facilities and generates approximately 25% of SJW Land Company’s revenue. Under a ten-year lease expiring January 1, 2010, San Jose Water Company leased half of the office space of SJW Land Company’s 1265 South Bascom Avenue building as its engineering headquarters. Approximately 14% of SJW Land Company’s revenue is generated from this commercial building. SJW Land Company sold San Tomas station, a non-utility property, in March 2003 and subsequently in April 2003, reinvested the property sale proceeds by acquiring two income-producing properties in the states of Connecticut and Florida. Approximately 32% of SJW Land Company’s revenue is generated from these two income-producing properties. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership that owns and operates an office building. As a result of Interpretation No. 46(R) “Consolidation of Variable Interest Entities”, SJW Land Company has consolidated its limited partnership interest in 444 West Santa Clara Street, L.P. Approximately 24% of SJW Land Company’s revenue is generated from this partnership.

Item 3. Legal Proceedings

SJW Corp. is subject to litigation incidental to its business. However, there are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on the Corporation’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information Relating to Common Stock

SJW Corp.’s common stock is traded on the American Stock Exchange under the symbol “SJW”. Information as to the high and low sales prices for SJW Corp.’s common stock for each quarter in the 2004 and 2003 fiscal years is contained in the section captioned “Market Price Range of Stock” in the tables set forth in Note 18 of “Notes to Consolidated Financial Statements” in Part II, Item 8.

On March 1, 2004, SJW Corp. effected a three-for-one split on the Corporation’s common stock for holders of record on February 10, 2004. The share and per share data presented herein has been adjusted to reflect the aforementioned stock split.

Approximate Number of Holders of Common Stock

There were 669 record holders of SJW Corp.’s common stock on December 31, 2004.

Dividends

Quarterly dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 245 consecutive quarters and the quarterly rate has been increased during each of the last 37 years. Additional information as to the cash dividends paid on common stock in 2004 and 2003 is contained in the section captioned “Dividends per share” in the tables set forth in Note 18 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Purchase of Company Stock

On April 29, 2004, SJW Corp. announced that its board of directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the 36 month period following the announcement. Shares repurchased information through December 31, 2004 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
May 1, 2004 to May 31, 2004	895	$32.50	895	99,105
August 1, 2004 to August 31, 2004	3,400	$33.93	3,400	95,705
Total	4,295	$33.63	4,295

Item 6. Selected Financial Data

FIVE YEAR STATISTICAL REVIEW
SJW Corp. and Subsidiaries

	2004	2003 Restated*	2002 Restated*	2001 Restated*	2000 Restated*
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)

Operating revenue	$166,911	150,454	146,373	136,804	123,578
Operating expense:
Operation	98,681	88,722	89,674	84,667	76,931
Maintenance	8,674	7,724	7,866	7,090	6,881
Taxes	16,958	15,588	14,078	11,770	11,496
Depreciation and amortization	18,481	15,225	14,013	13,240	11,847
Total operating expense	142,794	127,259	125,631	116,767	107,155
Operating income	24,117	23,195	20,742	20,037	16,423
Interest expense, other income and deductions	(4,331)	(4,518)	(6,510)	(6,020)	(5,758)
Net income	19,786	18,677	14,232	14,017	10,665
Dividends paid	9,319	8,861	8,405	7,834	7,491
Invested in the business	$10,467	9,816	5,827	6,183	3,174

CONSOLIDATED PER SHARE DATA

Net income	$2.17	2.04	1.56	1.53	1.17
Dividends paid	$1.02	0.97	0.92	0.86	0.82
Shareholders’ equity at year-end	$20.22	18.21	16.80	16.35	15.80

CONSOLIDATED BALANCE SHEET (in thousands)

Utility plant and intangible assets	$619,590	583,709	541,919	507,227	462,892
Less accumulated depreciation and amortization	189,221	174,985	161,576	149,721	139,396
Net utility plant	430,369	408,724	380,343	357,506	323,496
Nonutility property	31,987	32,569	15,521	15,464	15,267
Total assets	552,152	516,244	457,770	435,552	396,356
Capitalization:
Shareholders’ equity	184,691	166,368	153,499	149,354	144,325
Long-term debt	143,604	143,879	114,407	114,460	94,330
Total capitalization	$328,295	310,247	267,906	263,814	238,655

OTHER STATISTICS — SAN JOSE WATER COMPANY

Customers at year-end	220,800	220,100	219,400	219,000	218,500
Average revenue per customer	$733.76	664.99	652.79	612.78	556.99
Investment in utility plant per customer	$2,806	2,652	2,470	2,316	2,118
Miles of main at year-end	2,434	2,430	2,422	2,419	2,419
Water production (million gallons)	51,082	49,593	52,068	52,122	52,021
Maximum daily production (million gallons)	192	211	216	199	217
Population served (estimate)	995,000	992,000	989,000	988,000	985,000

*	SJW Corp. has restated its previously reported 2000, 2001, 2002 and 2003 Consolidated Statements of Income and Consolidated Balance Sheet as a result of adopting Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN46R). As a result of the adoption of FIN46R, SJW Corp. has consolidated its limited partnership interest in 444 West Santa Clara Street, L.P.

See accompanying notes to consolidated financial statements

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business:

SJW Corp. is a holding company with three subsidiaries:

San Jose Water Company, a wholly owned subsidiary, is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose, California area.

SJW Corp., the parent of San Jose Water Company, is a publicly traded investor-owned water utility. The United States water utility industry is largely fragmented and is dominated by the municipal-owned water systems. Unlike many other industries, the water utility is regulated, and provides a life-sustaining product. This makes the water utilities subject to lower business cycle risks than non-regulated industries. Throughout the years, the company continued to invest in utility plant, which reflected a diligent and disciplined approach to stewardship of the water system. Additionally, the company has continued to expand its existing portfolio of non-regulated water service contracts.

SJW Land Company, a wholly owned subsidiary, owns and operates a 750-space surface parking facility, which is located adjacent to the San Jose Water Company’s headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings and other undeveloped land primarily in the San Jose Metropolitan area, other properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

SJW Land Company has historically developed its asset base into a relatively low risk, moderately leveraged, diversified portfolio of income-producing properties through tax-advantaged exchanges.

Crystal Choice Water Service LLC, a 75% owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning and purification equipment.

SJW Corp. also owns 1,099,952 shares or approximately 6% of California Water Service Group as of December 31, 2004.

On January 29, 2004, the Board of Directors of SJW Corp. approved a three-for-one split of its common stock. The trading price was adjusted for three-for-one stock-split on March 2, 2004. All share and per share data herein has been adjusted to reflect the three-for-one stock split.

Critical Accounting Policies:

SJW Corp. has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on the Corporation’s business operations is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect the Corporation’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.” The Corporation’s critical accounting policies are as follows:

Balancing Account

Within its regulatory regime, the California Public Utilities Commission (CPUC) establishes a memorandum type balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and pump tax). Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the expenses in the balancing account on its financial statements. The balancing account balance varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection.

Had the balancing account been recognized in San Jose Water Company’s financial statements, San Jose Water Company’s retained earnings would be increased by the amount of balancing account over-collection, as the case may be, or decreased by the amount of balancing account under-collection, less applicable taxes.

On October 7, 2004, the CPUC issued Resolution W-4501 which authorized the San Jose Water Company to record the over-collection of $383,000 for the period of November 30, 2001 through December 31, 2003 in its Balancing Account. San Jose Water Company has subsequently accrued an under-collection of $1,000,000 in the Memorandum Type Balancing Account for the period of January 1, 2004 through December 31, 2004. As required, the under-collection of $1,000,000 will be submitted for review by the CPUC prior to March 31, 2005 and if approved, will be included in the Company’s Balancing Account. The net amount of the reviewed accounts and those pending review is an under-collection of $617,000 as of December 31, 2004.

At December 31, 2003, the balancing account had a net over-collected balance of $7,000, which included an under-collection of $382,000 accrued prior to November 29, 2001 and an over-collection of $389,000, including interest of $6,000, accrued for the period from November 30, 2001 through December 31, 2003. The surcharge recovery of the net under-collected balance of $382,000 accrued prior to November 30, 2001 was subsequently authorized in D.04-08-054, effective August 24, 2004. Please also see “Factors That May Affect Future Results” in this Item 7 below.

Revenue Recognition

San Jose Water Company’s revenue from metered customers includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The company reads the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers’ consumption changes, and the San Jose Water Company’s experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company’s estimates are determined. As of December 31, 2004 and 2003, accrued unbilled revenue was $6,605,000 and $6,205,000, respectively. Unaccounted for water for 2004, 2003 and 2002 approximated 6.2%, 6.9% and 6.6%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the company’s unaccounted for water through mains replacement and lost water reduction programs.

SJW Corp. recognizes its non-regulated revenue based on the nature of the non-regulated business activities. Revenue from San Jose Water Company’s non-regulated utility operations and billing or maintenance agreements are recognized in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition,” when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services have been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management’s judgments that it is probable that these costs and credits are recoverable in the future revenue of the San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in future ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance had to be recognized at December 31, 2004 and December 31, 2003. The net regulatory assets recorded by San Jose Water Company were $8,064,000 and $7,976,000 as of December 31, 2004 and 2003, respectively.

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

Pension Accounting

San Jose Water Company offers a defined benefit plan, a Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increase received by the employees, mortality, turnover and medical costs. See assumptions and disclosures detailed in Note 11 of “Notes to Consolidated Financial Statements”.

San Jose Water Company, through its Retirement Plan Administrative Committee managed by representatives from the unions and management, establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of December 31, 2004, the plan assets consist of approximately 30% bonds, 2% cash and 68% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distributions of assets are not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus risk related to foreign exchange fluctuation is diminished.

The market values of the plan assets are marked to market at the measurement date. The investment trust assets suffered unrealized market losses in years prior to 2004. As a result, the pension expense in 2004 included the amortization of unrealized market losses on pension assets. Unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes. Market recovery in 2003 reduced pension expense by approximately $278,000 in 2004 and market losses in 2002 increased expense by approximately $1,131,000 in 2003.

The company utilizes Moody’s ‘A’ and ‘Aa’ rated bonds in industrial, utility and financial sectors with outstanding amounts of $1,000,000 or more in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date. The composite discount rate used was 6.00% and 6.25% for the years ending December 31, 2004 and 2003, respectively.

Stock-Based Compensation Plans

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares and dividend units. Under the plan, a total of 900,000 common shares are authorized for option awards and grants. The Corporation has adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized include: expected dividend yield — 3.3%, expected volatility — 23.6%, risk-free interest rate — 3.22%, expected holding period — five years.

In addition to the option grants, SJW Corp. has granted restricted stock units to a key employee of the Corporation, which were valued at market price at the date of grant. The Corporation is recognizing the fair market value of the restricted stock units granted as compensation expense, over the vesting period of three years as services are rendered.

Additionally, the restricted stock units granted to the non-employee board members from the conversion of cash pension benefits were valued at market price at the date of grant. The Corporation is correspondingly recognizing the fair market value of the unvested restricted stock units granted as compensation expenses, over the vesting period of three years as services are rendered.

Consolidation Policy of Majority-Owned Enterprises

SJW Corp. consolidates its 75% controlling interest of Crystal Choice Water Service LLC in its financial statement with the 25% minority interest included as “other” in the consolidated Statements of Income and Comprehensive Income and in “other non-current liabilities” in the Balance Sheet. Effective January 1, 2004, the

Corporation adopted FASB Interpretation No. 46(R) (FIN46R), “Consolidation of Variable Interest Entities”. As a result of the adoption of FIN46R, the Corporation has identified its investment in 444 West Santa Clara Street, L.P. as a variable interest entity with SJW Land Company as the primary beneficiary. SJW Corp. has consolidated 444 West Santa Clara Street, L.P. in its consolidated financial statements as of January 1, 2004 and restated its financial statements for 2002 and 2003 to reflect the consolidation on a comparative basis.

Recognition of Gain/Loss on Non-utility Property

In compliance with the Uniform System of Accounts (USOA) prescribed by the California Public Utilities Commission and conforming to generally accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

Non-utility property in San Jose Water Company is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognized gain/loss on disposition of non-utility property in accordance with CPUC Code Section 790. Non-utility property in SJW Land Company and Crystal Choice Water Service LLC consists primarily of land, buildings, parking facilities and water conditioning equipment. Net gains or losses from the sale of non-utility property are recorded as a component of other (expense) income in our Consolidated Statement of Income and Comprehensive Income.

Results of Operations:

SJW Corp. restated its previously reported 2003 and 2002 Consolidated Statements of Income and Comprehensive Income as a result of adopting FIN46R. As a result of the adoption of FIN46R, SJW Corp. has consolidated its limited partnership interest in 444 West Santa Clara Street, L.P.

Overview

SJW Corp.’s consolidated net income for twelve months ending December 31, 2004 was $19,786,000, compared to $18,677,000 for the same period in 2003. The increase of $1,109,000 or 6% includes an after-tax gain of $3,776,000 from the condemnation settlement with the Valley Transportation Authority in the fourth quarter of 2004.

Operating Revenue

Consolidated Operating Revenue

	2004	2003	2002
		(Restated)	(Restated)
	(in thousands)
San Jose Water Company	$161,757	146,132	143,092
SJW Land Company	3,466	3,096	2,581
Crystal Choice Water Service LLC	1,688	1,226	700
	$166,911	150,454	146,373

The change in consolidated operating revenue was due to the following factors:

Utility:

	2004 vs. 2003 Increase/(decrease)		2003 vs. 2002 (Restated) Increase/(decrease)
	(in thousands)
Consumption changes	$3,414	2%	$(5,117)	(3%)
New customers increase	458	—	353	—
Rate Increases	11,753	8%	7,804	5%
Parking and lease	370	—	515	—
Crystal Choice Water Service LLC	462	1%	526	—
	$16,457	11%	$4,081	2%

2004 vs. 2003

Consolidated operating revenue for 2004 increased by $16,457,000, or 11%, primarily due to increases in customer consumption and rate increases. The rate increases were the result of the CPUC’s approval of San Jose Water Company’s 2004 general rate case application authorizing new rates effective August 2004 and an offset rate increase to recover higher production costs. SJW Land Company’s revenue increased $370,000 primarily due to higher rental income from warehouse properties. Crystal Choice Water Service LLC’s revenue increased $462,000 over 2003 due to an improved marketing and pricing strategy.

2003 vs. 2002

The revenue increase consists of $3,040,000 from San Jose Water Company, and $1,041,000 from SJW Land Company and Crystal Choice Water Service LLC. The increase in revenue in San Jose Water Company was mainly due to cumulative rate increases from January through July 2003, which was partially offset by a decrease in customer consumption. The rate increases resulted from San Jose Water Company’s general rate case application in 2001 and an offset rate increase for production costs adjustments in July 2003. SJW Land Company’s revenue increased $515,000 primarily due to the addition of two commercial properties in March 2003 to its portfolio. Crystal Choice Water Service LLC’s revenue increased $526,000 over 2002 due to an improved marketing strategy. SJW Corp. has adopted FIN46R and as a result, has consolidated its limited partnership interest in 444 West Santa Clara Street, L.P.

San Jose Water Company Operating Revenue and Customer Counts

The following table represents operating revenues and number of customers by customer group of San Jose Water Company:

Operating Revenue by Customer Group

	2004	2003	2002
	(in thousands)
Residential and Business	$148,325	134,121	130,784
Industrial	1,083	980	1,060
Public Authorities	8,832	7,856	8,174
Others	3,517	3,175	3,074
	$161,757	146,132	143,092

Number of Customers

	2004	2003	2002
	(in thousands)
Residential and Business	215,624	215,029	214,378
Industrial	89	91	92
Public Authorities	1,715	1,689	1,664
Others	3,372	3,291	3,266
	220,800	220,100	219,400

Operating Expense

Operating expense by subsidiary was as follows:

Operating Expense by Subsidiary

	2004	2003	2002
		(Restated)	(Restated)
	(in thousands)
San Jose Water Company	$138,188	123,422	122,074
SJW Land Company	2,098	1,944	1,855
Crystal Choice Water Service LLC	1,728	1,408	1,052
SJW Corp.	780	485	650
	$142,794	127,259	125,631

Operating expense increased $15,535,000 or 12% in 2004 compared to 2003, and $1,628,000 or 1% in 2003 compared to 2002.

The change in operating expense was due to the following:

	2004 vs. 2003 Increase/(decrease)		2003 vs. 2002 (Restated) Increase/(decrease)
	(in thousands)
Water Production costs:
Change in surface water supply	$2,087	2%	$(3,879)	(3%)
Usage and new customers	2,003	2%	(3,742)	(3%)
Purchased water and pump tax price increase	4,900	4%	4,269	4%
Energy prices	(421)	(1%)	(696)	(1%)
Total water production costs	8,569	7%	(4,048)	(3%)
Administrative and general	1,083	1%	2,736	2%
Other operating expense	307	—	360	—
Maintenance	950	1%	(142)	—
Property taxes and other non-income taxes	249	—	645	—
Depreciation and amortization	3,256	2%	1,212	1%
Income taxes	1,121	1%	865	1%
	$15,535	12%	$1,628	1%

The various components of operating expenses are discussed below.

Water production costs

2004 vs. 2003

The increase in water production costs of $8,569,000 in 2004 was attributable to increases in the cost of purchased water and pump taxes charged to the San Jose Water Company from the SCVWD, new customers, and higher water production due to increased consumption rates and decreased surface water supply. These increases were partially offset by a slight decrease in energy cost. Water production in 2004 increased 1,489 million gallons from 2003 which was consistent with customer consumption.

2003 vs. 2002

Total water production costs decreased $4,048,000 in 2003 in comparison to 2002. The decrease in water production costs was primarily attributable to the greater availability of the less costly surface water and a decrease in customer consumption, partially offset by increases in rates for purchased water and pump tax from the SCVWD, which commenced in July 2003. Water production was lower than in 2002 by 2,475 million gallons, and was consistent with the changes in customer consumption.

Sources of Water Supply

The following table represents the sources of water supply for San Jose Water Company:

	Source of Water Supply
	2004	2003	2002
	(million gallons) (MG)
Purchased water	28,243	27,376	30,566
Ground water	18,109	16,168	18,430
Surface water	4,258	5,670	2,661
Reclaimed water	472	379	411
	51,082	49,593	52,068
Average water production cost per MG	$1,341	1,209	1,229

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water. Decreases in surface water availability in 2004 increased water production costs by approximately $2,087,000. Additionally, increases in the cost of purchased water and pump taxes contributed significantly to higher water production costs.

Water production in 2004 increased 1,489 million gallons from 2003 while water production in 2003 decreased 2,475 million gallons from 2002. The availability of the surface water was significantly greater in 2003 than in 2002. The changes in water production are consistent with the related operating expenses.

Other Operating Expense and Administrative and General

The following table represents components of other operating expense and administrative and general:

	2004	2003	2002
		(Restated)	(Restated)
	(in thousands)
Water supply	$746	704	732
Water treatment and quality	1,487	1,541	1,539
Pumping	1,461	1,394	1,407
Transmission and distribution	3,143	2,979	2,877
Customer accounts	4,590	4,403	4,186
Other	1,465	1,564	1,484
Subtotal — Other operating expenses	12,892	12,585	12,225
Administrative and general	17,285	16,202	13,466
Other operating expenses and administrative and general	$30,177	28,787	25,691

2004 vs. 2003

Administrative, general and other operating expense increased $1,390,000 in 2004, or 1% of total operating expenses compared to 2003. The increase consisted primarily of: (1) $1,397,000 in salaries, wages and other compensation in accordance with bargaining unit wage escalation and new hires which was incurred in all departments, (2) $479,000 in pension costs as a result of benefit plan enhancements and (3) $354,000 in accounting fees due to audit services resulting from compliance with the Sarbanes-Oxley Act. These increases were partially offset by decreases of $535,000 in business risk and insurance costs.

2003 vs. 2002

Administrative, general and other operating expense in 2003 increased $3,096,000 or 2% of total operating expenses compared to 2002. The increase consisted primarily of: (1) $1,326,000 in salaries and wages in accordance with bargaining unit wage escalation which was incurred in all departments, (2) $1,131,000 in pension costs primarily as a result of the decline in the market value of retirement trust assets, and (3) $980,000 in business and employee insurance costs.

Other operating expense and administrative and general included expenses incurred in maintaining the water system, delivering the water supply, testing the water quality, providing customer service and general administration functions.

Maintenance Expense

Maintenance expense in 2004 increased $950,000 or 1% of total operating expenses compared to 2003, and decreased $142,000 in 2003 or less than 1% of total operating expenses in 2002. The level of maintenance expense varied with the level of public work projects instituted by the government, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.’s facilities.

Property Taxes and Other Non-income Taxes

Property taxes and other non-income taxes for 2004 increased $249,000 or less than 1% in comparison to total operating expenses in 2003 due primarily to increased property, payroll and franchise taxes. In 2003, property taxes and other non-income taxes increased $645,000 or 1% in comparison to total operating expenses in 2002 due primarily to the receipt of $299,000 of property tax adjustments in 2002 for the taxes on properties paid in prior years.

Depreciation

Depreciation expense increased $3,256,000 or 2% in 2004 compared to total operating expenses in 2003 due to higher investment in utility plant and an increase in the effective rate for depreciation. The increase in the depreciation rate was due to an increase in estimated removal costs. Depreciation expense increased $1,212,000 or 1% in 2003 compared to total operating expenses in 2002 due to higher investment in utility plant.

Income Tax Expense

Income tax expense for 2004 was $11,644,000 excluding taxes on condemnation gain of property of $2,624,000, compared to $10,523,000 for 2003, excluding taxes on gain on sale of property of $2,106,000, representing an increase of $1,121,000 or 1% of total operating expenses due to higher earnings in 2004.

The effective consolidated income tax rates for 2004, 2003 and 2002 were 42%, 41% and 40%, respectively. The higher effective income tax rate was due to the reversal of certain income tax benefits resulting from accelerated tax depreciation which has previously been passed through to customers through lower rates in prior years. Refer to Note 5 “Income Taxes” of Notes to Consolidated Financial Statements for the reconciliation of income tax expense to the amount computed by applying the federal statutory rate to income before income taxes.

Other Income and Expense

Other income for the year ended December 31, 2004 included an after-tax gain of $3,776,000 on the condemnation gain on the settlement of the eminent domain lawsuit with the Valley Transportation Authority on a SJW Land Company property. Please refer to Note 14 “Condemnation Gain” under Notes to Consolidated Financial Statements.

Interest expense, including interest on long-term debt and mortgages, increased $1,169,000 or 13% in 2004 compared to 2003 due to the issuance of Series G Senior Notes in September 2003, execution of two mortgages in connection with the purchases of two income producing properties in the states of Connecticut and Florida. SJW Corp.’s consolidated weighted average cost of long-term debt, including the two mortgages acquired in 2003, the consolidated partnership loan and the amortization of debt issuance costs was 7.5%, 7.5% and 7.9% for the years ended December 31, 2004, 2003 and 2002, respectively.

Other comprehensive income in 2004 was $6,925,000 which included an unrealized gain adjustment of $6,652,000, net of taxes of $4,622,000, on the upturn in the market value of investment in California Water Service Group, and $273,000, net of taxes of $188,000, in comprehensive income associated with the Corporation’s minimum pension liability.

Liquidity and Capital Resources:

San Jose Water Company’s budgeted capital expenditures for 2005, exclusive of capital expenditures financed by customer contributions and advances are as follows:

	Budgeted Capital Expenditures 2005
	(in thousands)
Water treatment	$408	1%
Reservoirs and tanks	3,621	11%
Pump stations and equipment	2,803	8%
Distribution system	22,676	67%
Equipment and other	4,253	13%
	$33,761	100%

The 2005 capital expenditures budget is concentrated in main replacements. Approximately $17,000,000 will be spent to replace San Jose Water Company’s pipes and mains, which is funded through internally generated funds and borrowings.

Starting in 1997, San Jose Water Company began a four-phased Infrastructure Study establishing a systematic approach to replace its utility facilities. Phase I and II of the Infrastructure Study analyzed the company’s pipes and mains. Phase III and IV examined all other utility facilities. The Infrastructure Study was completed in July 2002 and is being used as a guide for future capital improvement programs, and will serve as the master plan for the company’s replacement program for the next 20 years.

San Jose Water Company’s capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. San Jose Water Company expects to incur approximately $187,000,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems, over the next five years, exclusive of customer contributions and advances. The company’s actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

A substantial portion of San Jose Water Company’s distribution system was constructed during the period from 1945 to 1980. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. In most cases, replacement cost will significantly exceed the original installation cost of the retired assets due to increases in the costs of goods and services.

In 2004, SJW Corp. did not make any additional investment in Crystal Choice Water Service LLC related to its 75% share of capital investment. SJW Corp. does not expect to make significant cash contributions in Crystal Choice Water Service LLC, in 2005.

In 2004, the common dividends declared and paid on SJW Corp.’s common stock represented 47% of the net income for 2004. Historically, SJW Corp. has maintained its dividend payment ratio at approximately 50% of its earnings.

Historically, San Jose Water Company’s write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Sources of Capital:

San Jose Water Company

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity.

Company internally-generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company’s capital expenditure. Due to its strong cash position and low financial leverage condition, funding for its future capital expenditure program will be provided primarily through long-term debt. San Jose Water Company and its parent, SJW Corp. do not anticipate the issuance of any common equity to finance future capital expenditure.

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of December 31, 2004. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of December 31, 2004, San Jose Water Company’s funded debt was 48% of total capitalization and the net income available for interest charges was 376% of interest charges.

In 2002, the California Department of Water Resources approved San Jose Water Company’s application for an approximately $2,500,000 Safe Drinking Water State Revolving Fund (SDWSRF) 20-year loan at an interest rate of 2.39%. Funds in the above amount will be received for the retrofit of San Jose Water Company’s water treatment plant. As of December 31, 2004, the loan has not been funded. All documentation pertaining to the loan has been completed. San Jose Water Company expects the loan to be funded in 2005.

In 2004, the California Department of Water Resources approved San Jose Water Company’s application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of 20-years at an interest rate of 2.60%. Funds in the above amount will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2005 when all documentation has been completed.

SJW Land Company

SJW Land Company executed mortgages in the amount of $9,900,000 in April 2003 in connection of acquiring two properties in the states of Connecticut and Florida. The mortgage loans are due in 10-years, amortized over 25-years with a fixed interest rate of 5.96% and are secured by the respective properties. The loan agreements generally restrict the company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. The properties were leased to a multinational company for 20-years.

In January 2004, SJW Land Company adopted FIN46R, and as a result, the Corporation has included an outstanding mortgage loan in the amount of $4,265,000 as of December 31, 2004 in its consolidated balance sheet of 444 West Santa Clara Street, L.P. The mortgage loan is due April 2011 and amortized over 25-years with an interest rate of 7.8%. The mortgage loan is secured by the Partnership’s real property and is non-recourse to SJW Land Company.

In November 2004, SJW Land Company reached a settlement with the Valley Transportation Agency (VTA) whereby the VTA receives ownership of 1.2 acres of SJW Land Company’s parking lot property. The settlement terms include a cash payment of $9,650,000 from the VTA to SJW Land Company, plus statutory interest and costs, and the conveyance of a parcel valued at approximately $325,000. The settlement resulted in a condemnation gain of $3,776,000, net of taxes.

SJW Corp.

SJW Corp.’s consolidated long-term debt was 44% of total capitalization as of December 31, 2004. Management believes that the company is capable of obtaining future long-term capital to fund future regulated and non-regulated growth opportunities and capital expenditure requirements.

SJW Corp. and its subsidiaries have an unsecured line of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank’s prime or reference rate. At December 31, 2004, SJW Corp. and its subsidiaries had available unused short-term bank line of credit of $30,000,000. The line of credit was not utilized in 2004 and expires on July 1, 2005.

Off-Balance Sheet Arrangement/Contractual Obligations

SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or fully disclosed in the Notes to Consolidated Financial Statements.

SJW Corp.’s contractual obligation and commitments as of December 31, 2004 are as follows:

		Contractual Obligations (dollars in thousands) Due in
	Total	Less than 1 Year	1-5 Years	After 5 Years
Senior notes	$130,000	—	—	130,000
SJW Land Company mortgages	9,614	195	1,168	8,251
Advance for construction	65,251	1,949	8,765	54,537
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	4,265	80	507	3,678
Total contractual cash obligation	$209,130	2,224	10,440	196,466

In addition to the obligations listed above, San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000,000 in support of its $2,500,000 Safe Drinking Water Act State Revolving Fund Loan which will be funded in 2005. The letter of credit will be renewed annually in December and the amount of coverage can be reduced as the principal balance decreases. As of December 31, 2004, the loan has not been funded.

San Jose Water Company purchases water from the SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2004, 2003 and 2002, San Jose Water Company purchased from SCVWD 21,500 million gallons ($31,500,000), 20,700 million gallons ($28,100,000) and 21,900 million gallons ($27,900,000), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 19,800 million gallons ($30,100,000) of water at the current contract water rate of $1,519 per million gallons, from SCVWD in the contract year ending June 30, 2005. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis and if the water supply is available from SCVWD. The contract water rates are determined by the SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rates for SCVWD’s fiscal year ended 2005, 2004, and 2003 were $1,519, $1,412 and $1,289 per million gallons, respectively.

San Jose Water Company sponsors noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2005, the company expects to make a contribution of $2,264,000 and $297,000 to the pension plan and the postretirement benefit plan, respectively. The amount of required contributions for years thereafter is not actuarially determinable.

San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement contracts and a supplemental executive retirement plan. Under these benefit plans, the company is committed to pay approximately $312,000 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.

Related Party Transactions

SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. The general partner, which is controlled and partially owned by an individual who also serves as a director of SJW Corp., owns the remaining 30% limited partnership interest. A commercial building is constructed on the property of 444 West Santa Clara Street, L.P. and is leased to an international real estate firm under a 12-year lease. The partnership is being accounted for under FIN46R.

Factors That May Affect Future Results:

The business of SJW Corp. and its subsidiaries may be adversely affected by new and changing legislation, policies and regulations.

New legislation and changes in existing legislation by federal, state and local governments and administrative agencies can affect the operations of SJW Corp. and its subsidiaries. San Jose Water Company is regulated by the California Public Utilities Commission (CPUC). The operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenues sufficient to recover operating expenses and produce a reasonable return on common equity. As required by law, San Jose Water Company files general rate applications with the CPUC on a periodic basis.

On May 23, 2003, San Jose Water Company filed a General Rate Case application with the CPUC seeking authority to increase rates for 2004, 2005 and 2006 to recover the higher costs of providing water service, including higher costs of power, purchased water, pump tax, labor, security, water quality testing and reporting, and to allow for necessary improvements to the water system. Since the CPUC was unable to finalize a decision on this request, pursuant to Public Utility Code Section 455.2 (PU Code 455.2), San Jose Water Company filed for and received a 2% interim rate increase effective January 1, 2004. On September 30, 2002, the interim rate relief bill (AB 2838) was signed into law and codified as PU Code 455.2, effective January 1, 2003. This section allows for the implementation of interim water rates in general rate cases when the CPUC fails to establish new rates in accordance with the established rate case schedule. The interim rates shall be based on a water company’s existing rates increased for the amount of inflation since the last approved rate adjustment. This section also allows for revenue reconciliation from the time of the implementation of the interim rates to the time of the CPUC’s ultimate decision in the general rate case. In principal, this mechanism is designed to eliminate the adverse financial impact on water utilities caused by regulatory delays in general rate cases.

On August 19, 2004, the CPUC issued its final decision in San Jose Water Company’s 2003 General Rate Case application with the new rates effective August 24, 2004. San Jose Water Company was authorized rate increases of $11,800,000, or 8% in 2004, $4,300,000, or 2.7% in 2005, and $4,200,000, or 2.6% in 2006. The CPUC decision authorized a return on common equity in 2004, 2005 and 2006 of 9.90%, which is within the range of recent rates of return authorized by the CPUC for water utilities. San Jose Water Company was also authorized rate recovery of the current balance of $71,000 in its Water Contamination Memorandum Account, as well as recovery of an under-collection of $382,000 accrued in its pre-November 29, 2001 Balancing Account.

Although San Jose Water Company believes that the rates currently in effect provide it with a reasonable rate of return, there is no guarantee such rates will be sufficient to provide a reasonable rate of return in the future. There is no guarantee that the company’s future rate filings will be able to obtain a satisfactory rate of return in a timely manner.

In addition, San Jose Water Company relies on policies and regulations promulgated by the CPUC in order to, for example, recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset its production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in non-regulated operations. If the CPUC implements policies and regulations that do not allow San Jose Water Company to accomplish some or all of the items listed above, San Jose Water Company’s future operating results may be adversely affected.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be kept for each expense item for which revenue offsets have been authorized (i.e., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. On November 29, 2001, the CPUC issued Resolution W-4294 (the Resolution) implementing significant changes in the long-established offset rate increase and balancing account recovery procedures applicable to water utilities. These changes could have a significant impact on the risk profile of the water industry.

As required by the Resolution, in December 2001, the CPUC opened an Order Instituting Rulemaking (OIR) to evaluate existing balancing account and offset rate practices and policies. On December 17, 2002, the CPUC issued an interim OIR decision authorizing water utilities to recover the balancing account balances accrued prior to November 29, 2001, if the utility is not over-earning as measured on a pro-forma basis. San Jose Water Company had accrued an under-collection of $382,000 in its balancing account prior to November 29, 2001. San Jose Water Company was authorized rate recovery of the under-collection of $382,000 accrued in its pre-November 29, 2001 balancing account in its August 19, 2004 rate decision.

On June 19, 2003, the CPUC issued its final OIR decision (D.03-06-072) in which the CPUC revised the existing procedures for recovery of under-collections and over collections in balancing accounts existing on or after November 29, 2001, as follows: (1) If a utility is within its rate case cycle and is not over-earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over-earning, the utility’s recovery of expenses from the balancing accounts will be reduced by the amount of the over-earning, again subject to reasonableness review. Utilities shall use the recorded rate of return test to evaluate earnings for all years.

It is uncertain how any future CPUC regulation dealing with balancing account balances accrued after November 29, 2001 will affect San Jose Water Company’s ability to collect such balance or to receive future offset rate relief. For the period from November 29, 2001, to December 31, 2004, the balancing account accumulated an under-collection of $611,000.

As of December 31, 2004, San Jose Water Company has received all its offset rate requests. Any future impact on San Jose Water Company’s ability to recover balancing account balances and receive offset rate increases can not be determined until San Jose Water Company’s next offset rate increase request, which is anticipated for July, 2005.

Changes in water supply, water supply costs or the mix of water supply could adversely affect the operating results and business of San Jose Water Company.

San Jose Water Company’s supply of water primarily relies upon three main sources: water purchased from the SCVWD, surface water from its Santa Cruz Mountains Watershed, and pumped underground water. Changes and variations in quantities from each of these three sources affect the overall mix of the water supply, therefore affecting the cost of water supply. Surface water is the least costly source of water. If there is an adverse change to the mix of water supply and San Jose Water Company is not allowed by the CPUC to recover the additional or increased water supply costs, its operating results may be adversely affected.

The SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from the SCVWD due to availability or legal restrictions, it may not be able to satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company’s Santa Cruz Mountains Watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6-8% of the total water supply of the system. In a dry season with little rainfall, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water and thus increasing water production costs.

In addition, San Jose Water Company’s ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing the water production costs and adversely affecting the operating results of San Jose Water Company.

Because the extraction of water from the groundwater basin and the operation of the water distribution system require a significant amount of energy, increases in energy prices could increase operating expenses of San Jose Water Company. In the aftermath of the attempt to deregulate the California energy market, energy costs still remain in flux, with resulting uncertainty in the company’s ability to contain energy costs into the future.

San Jose Water Company continues to utilize Pacific Gas & Electric’s time of use rate schedules to minimize its overall energy costs primarily for groundwater pumping. During the winter months, typically 90% or more of the groundwater is produced during off-peak hours when electrical energy is consumed at the lowest rates. Optimization and energy management efficiency is achieved through the implementation of Supervisory Control and Data Acquisition (SCADA) system software applications that control pumps based on demand and cost of energy. An increase in demand or a reduction in the availability of surface water or import water could result in the need to pump more water during peak hours adversely affecting the operating results of San Jose Water Company.

Fluctuations in customer demand for water due to seasonality, restrictions of use, weather and lifestyle can adversely affect operating results.

San Jose Water Company operations are seasonal. Thus, results of operations for one quarter do not indicate results to be expected in subsequent quarters. Rainfall and other weather conditions also affect the operations of San Jose Water Company. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues. Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue.

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

Although San Jose Water Company has not been and is not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If San Jose Water Company is subject to an environmental or product-related lawsuit, it might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. In addition, if current California law regarding CPUC’s preemptive jurisdiction over regulated public utilities for claims about compliance with California Department of Health Services (CDHS) and United States Environmental Protection Agency (EPA) water quality standards changes, the legal exposure of San Jose Water Company may be significantly increased.

New or more stringent environmental regulations could increase San Jose Water Company’s operating costs and affect its business.

San Jose Water Company’s operations are subject to water quality and pollution control regulations issued by the EPA, the CDHS and the California Regional Water Quality Control Board. It is also subject to environmental laws and regulations administered by other state and local regulatory agencies.

Stringent environmental and water quality regulations could increase San Jose Water Company’s water quality compliance costs, hamper San Jose Water Company’s available water supplies, and increase future capital expenditure.

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

San Jose Water Company has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing MCLs and plan for compliance with future drinking water regulations. However, the EPA and CDHS have continuing authority to issue additional regulations under the SDWA. It is possible that new or more stringent environmental standards could be imposed that will raise San Jose Water Company’s operating costs. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection byproducts. San Jose Water Company continues to seek to establish mechanisms for recovery of government-mandated environmental compliance costs. There are currently limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

Costs associated with security precautions may have an adverse effect on the operating results of San Jose Water Company.

Water utility companies have generally been on a heightened state of alert since the threats to the nation’s health and security in the fall of 2001. San Jose Water Company has taken steps to increase security at its water utility facilities and continues to implement a comprehensive security upgrade program for production and storage facilities, pump stations and company buildings. San Jose Water Company also coordinates security and planning information with SCVWD, other Bay Area water utilities and various governmental and law enforcement agencies.

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

The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000, exclusive of the years 2001 to 2002 expenditures. These improvements were incorporated into the capital budgets to be completed by 2005. For the years ended December 31, 2004 and 2003, $643,000 and $540,000, respectively, were spent on capital projects to improve and enhance security. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the CPUC will approve a rate increase to recover all or part of such costs, and as a result, the company’s operating results and business may be adversely affected.

Other factors that affect operating results.

Other factors that could adversely affect the operating results of SJW Corp. and its subsidiaries include the following:

•	The level of labor and non-labor operating and maintenance expenses as affected by inflationary forces and collective bargaining power could adversely affect the operating and maintenance expenses of SJW Corp.

•	The City of Cupertino’s lease operation could be adversely affected by capital requirements, the ability of San Jose Water Company to raise rates through the Cupertino City Council, and the level of operating and maintenance expenses.

•	If recycled water is widely accepted as a substitute to potable water and if rights are granted to others to serve San Jose Water Company’s customers recycled water, San Jose Water Company’s sales, revenue and operating results would be negatively impacted.

•	SJW Land Company’s expenses and operating results also could be adversely affected by the parking lot activities, the HP Pavilion at San Jose events, ongoing local, state and federal land use development activities and regulations, future economic conditions, and the development and fluctuations in the sale of the undeveloped properties. The San Jose Sharks, a professional hockey team, performs at the HP Pavilion. As a result of the cancellation of the 2004-2005 hockey season by the National Hockey League, SJW Land Company’s parking lot revenue will be negatively impacted.

Internal Controls

Section 404 of the Sarbanes-Oxley Act of 2002 requires that SJW Corp. evaluates and reports on its system of internal controls. In addition, the independent auditors must report on management’s evaluation of those controls. SJW Corp. has documented and tested its system of internal controls to provide the basis for its report. If SJW Corp.’s evaluation of internal controls and the independent auditors evaluation are unable to provide SJW Corp. with an unqualified report as to the effectiveness of its internal controls over financial reporting for future year-ends, investors could lose confidence in the reliability of SJW Corp.’s financial statements, which could result in a decrease in the intrinsic value of SJW Corp.

Impact of Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. In December 2003, FIN46R was issued to replace FASB Interpretation No. 46. For any variable interest entities (VIE or VIEs) required to be consolidated under FIN46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially were measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest recognized in the cumulative effect of an accounting change. If determining the carrying amounts was not practicable, fair value at the date FIN46R first applies could be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN46R has resulted in the consolidation of the Corporation’s 70% limited partnership interest in 444 West Santa Clara Street, L.P. as of January 1, 2004, which had previously been accounted for under the equity method of accounting. As described in Note 9, “Partnership Interest Restatement”, in the Notes to the Consolidated Financial Statements, the financial statements for 2003 and 2002 have been restated to reflect this change.

In December 2004, the Financial Accounting Standards Board issued a revised Statement No. 123, Share-Based Payment (Statement 123(R)), which addresses the accounting for share-based payment transactions in which an enterprise received employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for the share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SJW Corp. is utilizing a fair value option pricing model in calculating its options expense, which is an acceptable method under Statement 123(R), therefore, the adoption of Statement 123(R) is not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 153 (Statement 153), Exchanges of Productive Assets: an Amendment of Opinion No. 29. As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for nonmonetary exchanges of productive assets. Statement 153 amends APB No. 29, Accounting for Nonmonetary Exchanges, which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. Statement 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. Statement 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The adoption of Statement 153 is not expected to have a material impact on the Corporation’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates and equity prices. Future financing is subject to the exposure to changes in interest rates. SJW Corp. also owns 1,099,952 shares of California Water Service Group and is exposed to the risk of changes in equity prices.

SJW Corp. has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to changes in market rates and prices.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
SJW Corp.:

We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of SJW Corp. and subsidiaries as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Mountain View, California
February 28, 2005

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Shareholders and Board of Directors
SJW Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that SJW Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of SJW Corp. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of SJW Corp. based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SJW Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SJW Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 28, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Mountain View, California
February 28, 2005

SJW CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31
	2004	2003 (Restated, see Note 9)
Assets

Utility plant:
Land	$1,735	1,750
Depreciable plant and equipment	605,420	570,119
Construction in progress	4,595	4,000
Intangible assets	7,840	7,840
	619,590	583,709
Less accumulated depreciation and amortization	189,221	174,985
	430,369	408,724

Nonutility property	35,154	34,918

Less accumulated depreciation and amortization	3,167	2,349
	31,987	32,569
Current assets:
Cash and equivalents	10,899	10,278
Accounts receivable:
Customers, net of allowances for uncollectible accounts	8,044	7,506
Other	611	1,332
Accrued unbilled utility revenue	6,605	6,205
Materials and supplies	559	485
Prepaid expenses	1,652	1,534
	28,370	27,340
Other assets:
Investment in California Water Service Group	41,413	30,139
Unamortized debt issuance and reacquisition costs	3,300	3,447
Regulatory assets	8,064	7,976
Intangible pension asset	4,357	2,081
Other	4,292	3,968
	61,426	47,611
	$552,152	516,244

(continued)

See accompanying notes to consolidated financial statements

SJW CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31
	2004	2003 (Restated, see Note 9)
Capitalization and Liabilities

Capitalization:
Shareholders’ equity:
Common stock, $1.042 par value; authorized 18,000,000 shares; issued and outstanding 9,135,441 shares	$9,516	9,516
Additional paid-in capital	14,306	13,375
Retained earnings	148,525	138,058
Accumulated other comprehensive income	12,344	5,419
Total shareholders’ equity	184,691	166,368
Long-term debt, less current portion	143,604	143,879
	328,295	310,247
Current liabilities:
Current portion of long-term debt	275	252
Accrued pump taxes and purchased water	3,856	3,224
Purchased power	848	864
Accounts payable	870	2,217
Accrued interest	3,619	3,619
Accrued taxes	890	467
Accrued payroll	1,066	759
Work order deposit	773	1,511
Other current liabilities	3,154	2,231
	15,351	15,144
Deferred income taxes	49,507	36,714
Unamortized investment tax credits	1,915	1,975
Advances for construction	65,251	79,311
Contributions in aid of construction	78,655	61,811
Deferred revenue	1,282	1,328
Postretirement benefit plans	9,359	6,856
Other noncurrent liabilities	2,537	2,858
Commitments and contingencies	$552,152	516,244

See accompanying notes to consolidated financial statements

SJW CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended December 31
(in thousands, except share and per share data)

	2004	2003 (Restated, see Note 9)	2002 (Restated, see Note 9)
Operating revenue	$166,911	150,454	146,373
Operating expense:
Operation:
Purchased water	41,220	36,708	38,228
Power	5,511	5,296	6,805
Pump taxes	21,773	17,931	18,950
Administrative and general	17,285	16,202	13,466
Other	12,892	12,585	12,225
Maintenance	8,674	7,724	7,866
Property taxes and other nonincome taxes	5,314	5,065	4,420
Depreciation and amortization	18,481	15,225	14,013
Income taxes	11,644	10,523	9,658
Total operating expense	142,794	127,259	125,631

Operating income	24,117	23,195	20,742

Other (expense) income:
Interest on senior notes	(9,247)	(8,471)	(7,803)
Mortgage and other interest expense	(923)	(530)	(218)
Condemnation gain, net of taxes of $2,624	3,776	—	—
Gain on sale of nonutility property, net of taxes of $2,106	—	3,030	—
Dividends	1,243	1,237	1,232
Other, net	820	216	279
Net income	$19,786	18,677	14,232
Other comprehensive income (loss):
Unrealized income (loss) on investment, net of taxes of $4,622 in 2004, $1,691 in 2003, and ($947) in 2002	6,652	2,434	(1,363)
Minimum pension liability adjustment, net of taxes of $188 in 2004, $276 in 2003, and $220 in 2002	273	(399)	(319)
Other comprehensive income (loss)	6,925	2,035	(1,682)
Comprehensive income	$26,711	20,712	12,550
Earnings per share
Basic	$2.17	2.04	1.56
Diluted	$2.15	2.04	1.56
Comprehensive income per share
Basic	$2.92	2.27	1.37
Diluted	$2.90	2.26	1.37
Weighted average shares outstanding
Basic	9,136,599	9,135,441	9,135,441
Diluted	9,197,421	9,148,476	9,135,441

See accompanying notes to consolidated financial statements

SJW CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances, December 31, 2001	$9,516	12,357	122,415	5,066	149,354
Net income	—	—	14,232	—	14,232
Other comprehensive income
Unrealized loss on investment, net of tax effect of $947				(1,363)	(1,363)
Minimum pension liability adjustment, net of tax effect of $220				(319)	(319)
Comprehensive income					12,550
Dividends paid ($0.92 per share)	—	—	(8,405)	—	(8,405)
Balances, December 31, 2002	$9,516	12,357	128,242	3,384	153,499
Net income	—	—	18,677	—	18,677
Other comprehensive income
Unrealized gain on investment, net of tax effect of $1,691				2,434	2,434
Minimum pension liability adjustment, net of tax effect of $276				(399)	(399)
Comprehensive income					20,712
Stock-based compensation		1,018			1,018
Dividends paid ($0.97 per share)	—	—	(8,861)	—	(8,861)
Balances, December 31, 2003	$9,516	13,375	138,058	5,419	166,368
Net income	—	—	19,786	—	19,786
Other comprehensive income
Unrealized gain on investment, net of tax effect of $4,622				6,652	6,652
Minimum pension liability adjustment, net of tax effect of $188				273	273
Comprehensive income					26,711
Stock-based compensation		1,056			1,056
Stock option exercise		19			19
Common stock buyback		(144)			(144)
Dividends paid ($1.02 per share)	—	—	(9,319)	—	(9,319)
Balances, December 31, 2004	$9,516	14,306	148,525	12,344	184,691

See accompanying notes to consolidated financial statements

SJW CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2004	2003 (Restated, see Note 9)	2002 (Restated, see Note 9)
Operating activities:
Net income	$19,786	18,677	14,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,481	15,225	14,013
Deferred income taxes	10,110	6,398	2,998
Stock-based compensation	1,056	492	—
Condemnation gain, net of taxes	(3,776)	—	—
Gain on sale of nonutility property, net of taxes	—	(3,030)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued utility revenue	(217)	1,634	(2,522)
Accounts payable, purchased power and other current liabilities	(440)	1,579	(134)
Accrued pump taxes and purchased water	632	80	53
Accrued taxes	423	(204)	(548)
Accrued interest	—	375	108
Accrued payroll	307	193	145
Work order deposits	(738)	677	398
Prepaid Expenses and Materials and Supplies	(192)	(304)	(406)
Deferred Revenue	(46)	(23)	(37)
Other noncurrent assets and noncurrent liabilities	(4,739)	(1,922)	2,446
Refund due to customers	—	—	(531)
Other changes, net	584	2,177	(1,008)
Net cash provided by operating activities	41,231	42,024	29,207
Investing activities:
Additions to utility plant	(40,375)	(44,467)	(37,119)
Additions to nonutility property	(1,888)	(17,780)	(1,352)
Cost to retire utility plant, net of salvage	(1,398)	(780)	(356)
Proceeds from condemnation, net of legal fees	8,177	—	—
Proceeds from sale of nonutility property	—	5,370	—
Net cash used in investing activities	(35,484)	(57,657)	(38,827)
Financing activities:
Borrowings from line of credit	—	14,000	50,763
Repayments of line of credit	—	(25,450)	(50,813)
Long-term borrowings	—	29,900	(53)
Repayments of long-term borrowings	(252)	(176)	—
Dividends paid	(9,319)	(8,861)	(8,405)
Common stock buyback	(144)	—	—
Exercise of stock options	19	—	—
Receipts of advances and contributions in aid of construction	6,680	17,694	15,242
Refunds of advances for construction	(2,110)	(1,704)	(1,627)
Net cash (used in) provided by financing activities	(5,126)	25,403	5,107
Net change in cash and equivalents	621	9,770	(4,513)
Cash and equivalents, beginning of year	10,278	508	5,021
Cash and equivalents, end of year	$10,899	10,278	508
Cash paid during the year for:
Interest	$10,504	9,148	7,782
Income taxes	$5,286	7,720	8,800

See accompanying notes to consolidated financial statements

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 1.    Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. A subsidiary in which SJW Corp. has a controlling interest is consolidated in the financial statements with the minority interest included as “other” in the Consolidated Statements of Income and Comprehensive Income and in “other non-current liabilities” in the Balance Sheet.

SJW Corp.’s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company’s accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (CPUC) and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 92% of San Jose Water Company’s revenue is derived from the sale of water to residential and business customers.

SJW Land Company owns and operates a 750-space surface parking facility adjacent to the HP Pavilion, commercial properties, several undeveloped real estate properties, warehouse properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P., which is accounted for under the Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (see Note 9).

Crystal Choice Water Service LLC, a 75% majority-owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning equipment in the metropolitan San Jose area (see Note 10).

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

Utility Plant

The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2004, 2003, and 2002 was $341, $330, and $603, respectively. Construction in progress was $4,595, $4,000, and $5,720, at December 31, 2004, 2003, and 2002, respectively.

The major components of depreciable plant and equipment as of December 31, 2004 and 2003 are as follows:

	2004	2003
Equipment	$101,337	96,553
Transmission and distribution	479,729	454,284
Office buildings and other structures	24,354	19,282
Total depreciable plant and equipment	$605,420	570,119

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
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 1.    Summary of Significant Accounting Policies (Continued)

     For the years 2004, 2003, and 2002 the aggregate provisions for depreciation approximated 3.6%, 3.2%, and 3.3%, respectively, of the beginning of the year depreciable plant. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized. Depreciation expense for utility plant for the years ended December 31, 2004, 2003 and 2002 was $17,498, $14,435 and $13,480, respectively.

Utility Plant Intangible Assets

All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years. The company continually evaluates the recoverability of intangible assets by assessing whether the amortization of the balance over the remaining life can be recovered through the expected and undiscounted future cash flows.

Non-utility Property

Non-utility property is recorded at cost and consists primarily of land, buildings, parking facilities and water conditioning equipment. The major components of non-utility property as of December 31, 2004 and 2003 are as follows:

	2004	2003
Land	$8,139	9,485
Buildings and improvements	26,784	25,202
Intangibles	231	231
Total non-utility property	$35,154	34,918

Depreciation is computed using accelerated depreciation methods over the estimated useful lives of the assets, ranging from 5 to 39 years.

Impairment of Long-Lived Assets

In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the long-lived assets of the Company are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of these assets. These assets consist primarily of utility plant in service, non-utility property, intangible assets and regulatory assets.

Cash and Equivalents

Cash and equivalents include certain highly liquid investments with remaining maturities at date of purchase of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The cash and equivalents balance as of December 31, 2004 was $10,899 which included $2,010 cash deposited in a bank and $8,889 short-term investments, consisting primarily of certificates of deposit. The cash and equivalents balance as of December 31, 2003 was $10,278 which included $4,278 cash deposited in a bank and $6,000 in short-term investments, consisting primarily of United States treasury bills.

Financial Instruments

The carrying amount of SJW Corp.’s current assets and liabilities that are considered financial instruments approximates their fair value as of dates presented due to the short maturity of these instruments.

Investment in California Water Service Group

SJW Corp.’s investment in California Water Service Group is accounted for under SFAS 115, Accounting for Marketable Securities, as an available-for-sale marketable security. The investment is reported at quoted market price with the unrealized gain or loss reported as other comprehensive income.

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 1.    Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income

The accumulated balance of other comprehensive income is reported in the equity section of the financial statements and includes the unrealized gain or loss, net of taxes, on the California Water Service Group investment, and the net of tax additional minimum pension liability adjustment related to the company sponsored retirement plans.

Other Assets

Debt reacquisition and issuance costs are amortized over the term of the related debt to interest expense in the Statement of Income.

Regulatory Assets and Liabilities

The Company records regulatory assets for future revenues expected to be realized in customers’ rates when certain items are recognized as expenses for ratemaking purposes. The income tax temporary differences relate primarily to the difference between book and income tax depreciation on utility plant that was placed in service before the CPUC adopted normalization for rate making purposes. Previously the tax effect was passed onto customers. In the future, when such timing differences reverse, the Company would be able to include the impact of the deferred tax reversal in customer rates. The differences will reverse over the remaining book lives of the related assets. The temporary differences are primarily related to the differences between federal and state book and tax depreciation on property placed in service before the adoption by the CPUC of full normalization for ratemaking purposes. Although realization is not assured, management believes it is more likely than not that all of the regulatory asset will be realized.

Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset. The company continually evaluates the recoverability of regulatory asset by assessing whether the amortization of the balance over the remaining life can be recovered through the expected and undiscounted future cash flows.

In addition, regulatory assets include items that are not recognized for ratemaking purposes, such as certain expenses related to postretirement benefits, which are expected to be recoverable in future customer rates.

Regulatory liabilities reflect temporary differences provided at higher than the current tax rate, which will flow through to future ratepayers, and unamortized investment tax credits.

Regulatory assets and liabilities are comprised of the following as of December 31:

	2004	2003
Regulatory assets:
Income tax temporary differences	$8,085	8,577
Asset retirement obligation	1,200	1,182
Postretirement benefits other than pensions	857	370
Total regulatory assets	$10,142	10,129
Regulatory liabilities:
Future tax benefits to ratepayers	$2,078	2,153
Net Regulatory Assets included in Balance Sheet	$8,064	7,976

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the effect of temporary differences between financial and tax reporting. Deferred tax assets and liabilities are measured using current tax rates in effect.

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 1.    Summary of Significant Accounting Policies (Continued)

To the extent permitted by the CPUC, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.

Advances for Construction and Contributions in Aid of Construction

Advances for construction received after 1981 are being refunded ratably over 40 years. Prior customer advances are refunded based on 22% of related revenues. Estimated refunds for 2005, 2006, 2007, 2008, and 2009 are $1,949, $1,874, $1,806, $1,742 and $1,684, respectively.

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

Asset Retirement Obligation

SJW Corp.’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells, which by law, the wells need to be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2004 and 2003, the asset retirement obligation is as follows:

	2004	2003
Retirement obligation	$4,613	4,682
Discount rate	6%	6%
Present value	711	700
Regulatory asset	1,200	1,182

Revenue

SJW Corp. recognizes its regulated and non-regulated revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition”, when services have been rendered.

San Jose Water Company’s revenue from metered customers includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The company reads the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company’s estimates are determined. Operating revenue in 2004, 2003, and 2002 includes $3,807, $3,339, and $3,257 respectively, from the operation of the City of Cupertino municipal water system.

Revenue from San Jose Water Company’s non-regulated utility operations, billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services have been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 1.    Summary of Significant Accounting Policies (Continued)

Balancing Account

The CPUC establishes the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power and pump tax. Since the balances have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until the CPUC authorizes the change in customers’ rates. As of December 31, 2004 and 2003, the balancing account had a net under-collected balance of $617 and a net over-collected balance of $7, respectively.

Stock-Based Compensation

SJW Corp. follows Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, which established a fair value based method of accounting for stock-based compensation plans. The Corporation utilizes the Black-Scholes option-pricing model to compute the fair value of options at grant date as the basis for the stock-based compensation recorded in the Corporation’s consolidated financial statements.

Maintenance Expense

Planned major maintenance projects are charged to expense as incurred. SJW Corp. does not accrue maintenance costs prior to periods in which they are incurred.

Earnings per Share

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share and comprehensive income per share are calculated based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp.’s Long Term Incentive Plan, and income available to common shareholders and comprehensive income, respectively, adjusted for recognized stock compensation expense.

On January 29, 2004, the Board of Directors of SJW Corp. approved a three-for-one stock split of common stock. The three-for-one stock split was effective on March 2, 2004. Basic and diluted earnings and comprehensive income per share for all periods presented reflect the impact of this stock split.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2.    Capitalization

SJW Corp. is authorized to issue 18,000,000 shares of $1.042 par value common stock. At December 31, 2004 and 2003, 9,135,441 shares of common stock were issued and outstanding.

On April 29, 2004, the Board of Directors of SJW Corp. authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over a 36 month period following its announcement. SJW Corp. repurchased 4,295 shares of its outstanding common stock at the prevailing market price in the open market at an aggregate cost of $144. All repurchased shares are considered authorized and unissued.

At December 31, 2004 and 2003, 176,407 shares of $25 par value preferred stock were authorized. At December 31, 2004 and 2003, none were outstanding.

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 3.    Line Of Credit

SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $30,000. This line of credit bears interest at variable rates and expires on July 1, 2005. The following table represents borrowings under this bank line of credit:

	2004	2003	2002
Maximum short-term borrowing:	$—	13,950	11,500
Average amount outstanding	—	6,251	7,219
Weighted average interest rate	—	2.6%	3.1%
Interest rate at December 31	4.25%	3.0%	3.3%
Balance as of December 31	$—	—	11,450

San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000 in support of its $2,500 Safe Drinking Water Act State Revolving Fund Loan which will be funded in 2005. The letter of credit will be renewed annually in December and the amount of coverage can be reduced as the principal balance decreases. As of December 31, 2004, the loan has not been funded.

Note 4.    Long-Term Debt

Long-term debt as of December 31 was as follows:

Description	Due Date	2004	2003
Senior notes:
A 8.58%	2022	$20,000	20,000
B 7.37%	2024	30,000	30,000
C 9.45%	2020	10,000	10,000
D 7.15%	2026	15,000	15,000
E 6.81%	2028	15,000	15,000
F 7.20%	2031	20,000	20,000
G 5.93%	2033	20,000	20,000
Total senior notes		130,000	130,000
Mortgage loans 5.96%	2013	9,614	9,798
444 West Santa Clara Street, L.P. 7.80% (non-recourse to SJW Land Company)	2011	4,265	4,333
Total debt		143,879	144,131
Less: Current portion		275	252
Total long-term debt, less current portion		143,604	143,879

Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and require interest-only payments until maturity. To minimize issuance costs, all of the company’s debt has historically been privately placed.

The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges.

The mortgage loans, which are the obligations of SJW Land Company, are due in 2013. These loans amortize over 25 years, are secured by two lease properties and carry a fixed interest rate with 120 monthly principal and interest payments. The loan agreements generally restrict the company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. An amortization schedule of the mortgage loans is as follows:

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 4.    Long-Term Debt (Continued)

	Amortization Schedule
Year	Total Payment	Interest	Principal
2005	$763	568	195
2006	763	556	207
2007	763	544	219
2008	763	530	233
2009	763	516	247
Thereafter	$10,155	1,642	8,513

444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,265 as of December 31, 2004. The mortgage loan is due in April 2011 and amortized over 25 years with a fixed interest rate of 7.8%. The loan is secured by the partnership’s real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2005	$410	330	80
2006	410	323	87
2007	410	316	94
2008	410	308	102
2009	410	300	110
Thereafter	$6,759	2,967	3,792

The fair value of long-term debt as of December 31, 2004 and 2003 was approximately $169,039 and $166,949, respectively, using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration.

Note 5.    Income Taxes

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:

	2004	2003	2002
“Expected” federal income tax	$11,918	10,957	8,361
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	1,957	1,799	1,373
Dividend received deduction	(305)	(303)	(302)
Other items, net	698	176	226
	$14,268	12,629	9,658

The components of income tax expense were:

	2004	2003	2002
Current:
Federal	$3,516	4,199	4,740
State	2,681	2,374	1,986
Deferred:
Federal	7,627	6,129	2,838
State	444	(73)	94
	$14,268	12,629	9,658

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 5.    Income Taxes (Continued)

	2004	2003	2002
Income taxes included in operating expenses	$11,644	10,523	9,658
Income taxes included in gain on sale or condemnation of nonutility property	2,624	2,106	—
	$14,268	12,629	9,658

The components of the net deferred tax liability as of December 31 was as follows:

	2004	2003
Deferred tax assets:
Advances and contributions	$14,262	14,291
Unamortized investment tax credit	1,031	1,063
Pensions and postretirement benefits	3,020	2,784
California franchise tax	749	628
Other	466	575
Total deferred tax assets	19,528	19,341
Deferred tax liabilities:
Utility plant	45,623	39,596
Investment	14,724	10,102
Deferred gain-property transfer	6,161	3,537
Debt reacquisition costs	942	991
Other	1,585	1,829
Total deferred tax liabilities	69,035	56,055
Net deferred tax liabilities	$49,507	36,714

Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.

Note 6.    Intangible Assets

Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, and other intangibles of $1,040 primarily incurred in conjunction with the SCVWD water contracts related to the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5–70 years.

Amortization expense for the intangible assets was $288 for each of the years ended December 31, 2004, 2003 and 2002. Amortization expense for 2005, 2006, 2007, 2008 and 2009 is anticipated to be $288 per year.

The costs of intangible assets as of December 31, 2004 and 2003 are as follows:

	2004	2003
Concession fees	$6,800	6,800
Other intangibles	1,040	1,040
Intangible assets	7,840	7,840
Less: Accumulated amortization
Concession fees	1,972	1,700
Other intangibles	299	283
Net intangible assets	$5,569	5,857

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 7.    Commitments

San Jose Water Company purchases water from the SCVWD. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2004, 2003 and 2002, San Jose Water Company purchased from SCVWD 21,500 million gallons ($31,500), 20,700 million gallons ($28,100) and 21,900 million gallons ($27,900), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 19,800 million gallons ($30,100) of water at the current contract water rate of $1,519 per million gallons, from SCVWD in the contract year ending June 30, 2005. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis and if the water supply is available from SCVWD.

The contract water rates are determined by the SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rates for SCVWD’s fiscal year ended 2005, 2004 and 2003 were $1,519, $1,412 and $1,289, respectively.

In 1997, San Jose Water Company entered into a 25-year contract agreement with the City of Cupertino to operate the City’s municipal water system. San Jose Water Company paid a one-time, up front concession fee of $6,800 to the City of Cupertino which is amortized over the contract term. Under the terms of the contract agreement, San Jose Water Company assumed responsibility for all maintenance, operating and capital costs, while receiving all payments for water service. Water service rates are subject to approval by the Cupertino City Council.

Note 8.    Contingency

SJW Corp. is subject to litigation incidental to its business. There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on the Corporation’s financial position, results of operations or cash flows. The Corporation maintains a reserve for litigation and claims, which had a balance of $442 and $648 as of December 31, 2004 and 2003, respectively.

Note 9.    Partnership Interest Restatement

In September 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land Company contributed real property in exchange for a 70% limited partnership interest. The real estate development firm is partially owned by an individual who also serves as a director of SJW Corp. A commercial building was constructed on the partnership property and is leased to an international real estate firm under a 12-year long-term lease.

In January 2004, SJW Corp. adopted Interpretation No. 46(R), “Consolidation of Variable Interest Entities” issued by the Financial Accounting Standards Board (FASB). This interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. As a result of the adoption of FIN46R, the operations of the limited partnership are now consolidated by SJW Corp. This partnership had previously been accounted for under the equity method of accounting.

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 9.    Partnership Interest Restatement (Continued)

As a result of adopting FIN46R, the Corporation has restated its previously reported December 31, 2003 Consolidated Balance Sheet and its December 31, 2003 Consolidated Statements of Income and Comprehensive Income to include the consolidated operations of the partnership as follows:

	December 31, 2003
	As Previously Reported	As Restated
Consolidated Balance Sheets:
Assets
Non-utility property	$29,665	34,918
Less: accumulated depreciation	2,036	2,349
Net non-utility property	$27,629	32,569
Cash and equivalents	10,036	10,278
Total current assets	27,098	27,340
Investment in affiliate	1,110	—
Other assets	5,594	6,049
Total other assets	48,266	47,611
Total assets	511,717	516,244
Liabilities:
Long-term debt, less current portion	139,614	143,879
Current portion of partnership debt	184	252
Total capitalization	305,982	310,247
Other non-current liabilities	9,520	9,714
Total capitalization and liabilities	511,717	516,244

	Twelve Months Ended December 31, 2003
	As Previously Reported	As Restated
Consolidated Statements of Income and Comprehensive Income:
Operating revenue	$149,732	150,454
Total operating expense	126,778	127,259
Operating income	22,954	23,195
Other, net	(73)	216
Net income	18,677	18,677
Comprehensive income	20,712	20,712

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 9.    Partnership Interest Restatement (Continued)

	Twelve Months Ended December 31, 2003
	As Previously Reported	As Restated
Consolidated Statements of Income and Comprehensive Income:
Operating revenue	$145,652	$146,373
Total operating expense	125,094	125,631
Operating income	20,558	20,742
Other, net	245	279
Net income	14,232	14,232
Comprehensive income	12,550	12,550

There was no cumulative impact on retained earnings that resulted from the adoption of FIN46R.

The consolidated financial statements of SJW Corp. at December 31, 2004 and 2003 include the operating results of 444 West Santa Clara Street, L. P. Inter-company balances were eliminated. Minority interest of $67 and $72 was included in other income in the Consolidated Statements of Income and Comprehensive Income at December 31, 2004 and 2003, respectively. Included in other non-current liabilities of SJW Corp.’s Balance Sheet is minority interest of $24 and $194 at December 31, 2004 and 2003, respectively.

Note 10.    Crystal Choice Water Service LLC

In January 2001, SJW Corp. formed Crystal Choice Water Service LLC, a limited liability company, with Kinetico, Incorporated, a leading water conditioning equipment manufacturer. Crystal Choice Water Service LLC engages in the sale and rental of water conditioning equipment. SJW Corp. owns approximately 75% of the joint venture and invested $75 in 2003. No additional investment was made during 2004. The consolidated financial statements of SJW Corp. at December 31, 2004 and 2003 include the operating results of Crystal Choice Water Service LLC. Inter-company balances were eliminated. Minority interest in the losses of Crystal Choice Water Service LLC of $13, $55, and $87 was included in other losses in the Consolidated Statements of Income and Comprehensive Income at December 31, 2004, 2003 and 2002, respectively. Included in other non-current liabilities of SJW Corp.’s Balance Sheet is minority interest of $144 and $157 at December 31, 2004 and 2003, respectively.

Note 11.    Employee Benefit Plans

Pension Plans

San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee’s years of service and highest consecutive 36 months of compensation. Company policy is to contribute the net periodic pension cost to the extent it is tax deductible.

The Pension Plan is administered by a Committee that is composed of an equal number of Company and Union representatives. Investment decisions have been delegated by the Committee to an Investment Manager, presently U.S. Trust. Investment guidelines provided to the Investment Manager require that at least 30% of plan assets be invested in bonds or cash. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. The Investment Manager following the required investment guidelines has achieved a 13.4% return on their equity investments since their retention in 1984, while the Standard and Poor’s 500 index was 13.2% for the same period. Additionally, Wachovia Securities, LLC has been retained by the Committee as an advisor to monitor the performance of the Investment Manager based on written plan performance goals and criteria.

Generally, it is expected of the Investment Manager that the performance of the Pension Plan Fund, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three to five-year

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 11.    Employee Benefit Plans (Continued)

period and/or full market cycle. These standards include a specific rate of return, a return of 4% in excess of inflation and performance better than a similarly balanced fund using Standard and Poor’s 500 and Lehman Brothers Government/Corporate Index. Satisfactory performance will also be achieved if the total return over a full market cycle is in the first quartile of a blended universe (60/40) of equity and fixed income funds.

     General restrictions have been placed on the Investment Manager. He may not acquire any security subject to any restriction: write, or sell any put, naked call or call option; acquire any security on margin; utilize borrowed funds for the acquisition of any security; sell any security not owned by the Fund; acquire more than 10% of any class of securities of any single issuer; generally, acquire a security of any single issuer whose costs exceed 6% of the fund value; acquire any securities of the San Jose Water Company; trade in commodities; or acquire foreign stocks except those traded as American depository receipts on a U.S. Stock Exchange; or participate in any joint trading account.

     San Jose Water Company has a Supplemental Executive Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $4,378, $5,008 and $4,583 as of December 31, 2004, 2003, and 2002, respectively, and net periodic pension cost of $426, $583 and $606 for 2004, 2003, and 2002, respectively.

Flexible Spending Plan

Effective February 1, 2004, San Jose Water Company established a Flexible Spending Account for its employees for the purpose of providing eligible employees with the opportunity to choose from among the fringe benefits available under the plan. The flexible spending plan is intended to qualify as a cafeteria plan under the provisions of the Internal Revenue Code Section 125. The flexible spending plan allows employees to save pre-tax income in a Health Care Spending Account (HCSA) and/or a Dependent Care Spending Account (DCSA) to help defray the cost of out-of-pocket medical and dependent care expenses. The annual maximum limit under the HCSA and DCSA plans is $2.5 and $5, respectively.

Medicare

In December 2003, federal legislation was passed reforming Medicare and introducing the Medicare Part D prescription drug program. San Jose Water Company determined that the new legislation has no impact on its postretirement benefit plan under SFAS No. 116 “Employers’ Accounting for Postretirement Benefits — Other Than Pensions.” Because San Jose Water Company has a union contract with its employees whereby San Jose Water Company provides medical benefits at a fixed cost to its retirees, San Jose Water Company’s medical costs for postretirement benefits would not be affected by cost fluctuations resulting from the Medicare Part D prescription drug program.

Deferral Plan

San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. Company contributions were $756, $708 and $671 in 2004, 2003, and 2002, respectively.

Other Postretirement Benefits

In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. The plan is a flat dollar plan which is unaffected by variations in health care costs.

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 11.    Employee Benefit Plans (Continued)

Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following assumptions:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Weighted-Average
Assumptions as of Dec. 31	%	%	%	%	%	%
Discount rate	6.00	6.25	6.75	6.00	6.25	6.75
Expected return on plan assets	8.00	8.00	8.00	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	n.a.	n.a.	n.a.

The Company used a 6.25% discount rate for calculation of 2004 expense and a 6.00% discount rate to determine value of benefit obligation at year-end. The Company utilizes Moody’s ‘A’ and ‘Aa’ rated bonds in industrial, utility and financial sectors with an outstanding amount of $1 million or more in determining the discount rate for actuarial expense calculation purposes. Both rates reflect the appropriate economic conditions at time of measurement.

The Company has an expected rate of return on plan assets of 8%. The actual annual rate of return since 1984 thru year-end of 2004 is 10.7%. However, the Company uses the more conservative assumption that is considered to be in line with other professionally administered retirement asset trusts.

Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost
Service cost	$1,753	1,413	1,148	123	46	41
Interest cost	3,048	2,741	2,640	235	122	118
Expected return on assets	(2,557)	(2,191)	(2,659)	(50)	(41)	(40)
Amortization of transition obligation	56	56	54	56	56	56
Amortization of prior service cost	493	286	354	122	16	16
Recognized actuarial loss	402	412	57	—	—	—
Net periodic benefit cost	$3,195	2,717	1,594	486	199	191

The actuarial present value of benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$47,279	41,466	37,021	3,739	1,821	1,709
Service cost	1,753	1,413	1,148	123	46	41
Interest cost	3,048	2,741	2,640	235	122	118
Amendments	2,794	—	424	—	1,711	—
Actuarial loss	1,863	3,516	1,931	215	152	66
Benefits paid	(2,041)	(1,857)	(1,698)	(125)	(113)	(113)
Benefit obligation at end of year	$54,696	47,279	41,466	4,187	3,739	1,821

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 11.    Employee Benefit Plans (Continued)

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Change in Plan Assets
Fair value of assets at beginning of year;
Debt securities	$7,116	8,653	9,488	—	—	—
	22.0%	31.1%	27.9%	—	—	—
Equity securities	$21,677	16,461	23,682	—	—	—
	67.0%	59.1%	69.6%	—	—	—
Cash & equivalents	$3,540	2,718	840	521	507	394
	11.0%	9.8%	2.5%	100% %	100%	100%
	$32,333	27,832	34,010	521	507	394
Actual return on plan assets	1,746	4,344	(4,713)	1	—	7
Employer contributions	2,568	2,000	233	297	114	206
Benefits paid	(2,041)	(1,843)	(1,698)	(107)	(100)	(100)
	$34,606	32,333	27,832	712	521	507
Fair value of assets at end of year;
Debt securities	$10,428	7,116	8,653	—	—	—
	30.1%	22.0%	31.1%	—	—	—
Equity securities	$23,487	21,677	16,461	—	—	—
	67.9%	67.0%	59.1%	—	—	—
Cash & equivalents	$691	3,540	2,718	712	521	507
	2.0%	11.0%	9.8%	100%	100%	100%
Total	$34,606	32,333	27,832	712	521	507
Funded Status
Plan assets less benefit obligation	$(20,089)	(15,047)	(13,633)	(3,474)	(3,218)	(1,313)
Unrecognized transition obligation	40	96	152	396	453	509
Unamortized prior service cost	4,286	1,985	2,270	1,613	1,735	39
Unamortized actuarial loss	12,835	10,665	9,388	509	229	20
Accrued benefit cost	$(2,928)	(2,301)	(1,823)	(956)	(801)	(745)

In 2005, the company expects to make a contribution of $2,264 and $297 to the pension plan and other post retirement benefit plan, respectively.

Benefits to retires expected to be paid in the next five years are:

	Pension Plan	Other Postretirement Benefit Plan
2005	$2,062	$133
2006	2,129	140
2007	2,136	151
2008	2,258	155
2009	2,465	165

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 11.    Employee Benefit Plans (Continued)

Amounts recognized on the balance sheet consist of:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Accrued benefit cost	$(2,928)	(2,301)	(1,823)	(956)	(801)	(745)
Additional minimum liability	(6,689)	(4,874)	(4,541)	—	—	—
Intangible asset	4,357	2,080	2,423	—	—	—
Accumulated other comprehensive loss	2,332	2,794	2,118	—	—	—
Net amount recognized	$(2,928)	(2,301)	(1,823)	(956)	(801)	(745)

Note 12.    Long-Term Incentive Plan and Stock-Based Compensation

On April 29, 2003, SJW Corp’s shareholders executed and approved a technical amendment to its Long-Term Incentive Plan (Incentive Plan), which was originally adopted on April 18, 2002. Under the Incentive Plan, 900,000 common shares have been reserved for issuance. The amendment to the Incentive Plan includes terms allowing non-employee directors to receive awards, authorizing the plan administrator to grant stock appreciation rights, and listing of the performance criteria for performance shares. The amended Incentive Plan allows SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire a meaningful equity interest in SJW Corp. In no event may any one participant in the Incentive Plan receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 300,000 common shares. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. As of December 31, 2004, 4,295 shares have been issued pursuant to the Incentive Plan and 154,732 shares are issuable upon the exercise of outstanding options and deferred restricted stock. At December 31, 2003, no securities were issued pursuant to the equity awards made and 127,407 shares were to be issued upon the exercise of outstanding options and deferred restricted stock. The remaining shares available for issuance under the Incentive plan are 740,973 and 772,593 for the years ended 2004 and 2003, respectively. The total compensation cost charged to income under all plans was $1,163 and $492 for 2004 and 2003, respectively. The total benefits, including non-employee directors converted post-retirement benefits, recorded in shareholders’ equity under all plans were $1,056 and $1,018 for 2004 and 2003, respectively. As of December 31, 2004 and 2003, $162 and $55, respectively, was related to the issuance of deferred restricted stock under dividend equivalent rights and was accrued as a liability. No awards were granted under the Incentive Plan prior to 2003.

Stock Options

Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of grant. The options vest at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. In 2004, 266 common shares were issued upon exercise of options. At December 31, 2004, options to purchase 54,739 common shares were issued and outstanding.

	2004	2003	2002
Options granted	26,076	28,929	N/A
Exercise price	$29.70	$28.00	N/A
Weighted average remaining life in years	8.6	9.3	N/A
Weighted average fair value at date of grant	$5.33	$5.33	N/A

SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, utilizing the Black-Scholes option-pricing model to compute the fair value of options at the

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 12.    Long-Term Incentive Plan and Stock-Based Compensation (Continued)

grant date as a basis for determining stock-based compensation costs for financial reporting purposes. The assumptions utilized include:

	2004	2003	2002
Expected dividend yield	3.3%	3.4%	N/A
Expected volatility	23.6%	27%	N/A
Risk-free interest rate	3.22%	2.86%	N/A
Expected holding period in years	5.0	5.0	N/A

     SJW Corp. has recognized stock compensation expense of $74 and $26 for options granted to its executives for the years ended December 31, 2004, and 2003, respectively. No options were granted prior to 2003.

Stock Options

	2004		2003
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	28,929	$28.00	—	—
Granted	26,076	$29.70	28,929	$28.00
Exercised	(266)	$28.00	—	—
Forfeited	—	—	—	—
Outstanding at end of year	54,739	$28.81	28,929	$28.00
Options exercisable at end of year	6,961	$28.00	—	—
Weighted-average fair value of options granted during the year		$5.33		$5.33

Options Exercisable

	2004	2003	2002
Options Outstanding
Range of exercise prices	$28.00–29.70	$28.00	N/A
Outstanding at end of year	54,739	28,929	N/A
Weighted average remaining life in years	8.6	9.3	N/A
Weighted average exercise price	$28.81	$28.00	N/A

Deferred Restricted Stock Plans

On June 27, 2003, deferred restricted stock for 41,670 shares of common stock were granted to a key employee of the Company, which vest over a period of three years and are payable upon retirement. Following SFAS No. 123, the deferred restricted stock was valued at the market price of $28.10 per share at the date of grant, which is being recognized as compensation expense over the vesting period when services are rendered. For the year ended December 31, 2004, 13,890 shares are vested and the Company has recognized stock compensation expense of $469 related to this deferred restricted stock. For the year ended December 31, 2003, $234 was recorded as stock compensation expense and no shares were vested.

SJW Corp. has a Deferred Restricted Stock Program for non-employee Board members whereby members can elect to receive their existing and future cash pension benefit, and annual retainer fees in restricted stock units under the program.

Directors who elect to participate in the program receive an annual grant of the right to receive deferred restricted stock in lieu of receiving a cash pension benefit, an amount equivalent to the annual retainer fee, upon retirement. The number of shares of each annual deferred restricted stock award will equal the amount of the aggregate annual retainer, as of the date of grant, divided by the fair market value of the Corporation’s common stock on the date of

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 12.    Long-Term Incentive Plan and Stock-Based Compensation (Continued)

grant. Directors can receive a maximum number of 10 awards for 10 full years of service. On September 1, 2003, 55,524 shares were granted to the directors under the program at a market price of $28.40 per share. With respect to the conversion of existing pension benefits, which were accrued before the grant date, 20,487 shares were fully vested at the time of grant and the remaining 35,037 shares vest over a period of three years when services are rendered. As of December 31, 2004, 3,994 shares were issued pursuant to deferred restricted stock awards to a retired non-employee board member and total vested shares are 28,172. There were no shares issued or vested as of December 31, 2003. In accordance with SFAS No. 123, the Corporation has recognized stock compensation expense of $350 and $141 for the years ended December 31, 2004 and 2003, respectively. %Directors who elect to convert the annual retainer fee receive deferred restricted stock in an amount equal to the annual retainer fee divided by the fair market value of the Company’s common stock on the last business day before the date of grant, which will vest on a monthly basis as the retainer would have otherwise been earned. For the year ended December 31, 2004, the Company has granted 3,636 deferred restricted shares in lieu of cash retainer fees at $29.75 per share and recognized stock compensation expense of $108. The Company granted 1,284 deferred restricted shares in 2003 at $28.07 per share and recognized stock compensation expense of $36. No deferred restricted stock was granted in 2002.

Deferred Restricted Stock Outstanding

	2004		2003
	Shares	Weighted-Average Issue Price	Shares	Weighted-Average Issue Price
Outstanding at beginning of year	98,478	$28.27	—	—
Issued	3,636	$29.75	98,478	$28.27
Exercised	(3,994)	$28.40	—	—
Forfeited	—	—	—	—
Outstanding at end of year	98,120	$28.32	98,478	$28.27
Shares vested	46,982	—	35,661	—

Dividend Equivalent Rights

SJW Corp. also has a dividend equivalent rights Agreement providing holders of options to receive dividend rights each time a dividend is paid on common shares after the option grant date, for a maximum period of four years. Dividend equivalent rights for deferred restricted stock allow holders of deferred restricted stock units to receive dividend rights, each time a dividend is paid on common shares after the grant date, until the stock is issued to the holder. The accumulated dividends of the holders will be used to purchase stock units on behalf of the holders at the beginning of the following year using the average fair market value of common shares on each of the dividend dates in the immediately preceding year. The dividend equivalent units vest in the same manner as the options and restricted stock. Pursuant to dividend equivalent rights, on January 2, 2004, deferred restricted stock for 723 shares of common stock were granted relating to the options and deferred restricted stock for 1,185 shares of common stock were granted relating to the deferred restricted stock plans, 35 shares were issued during the year to a retired non-employee board member. For the years ended December 31, 2004 and 2003, the Company has recognized compensation expense for dividend rights of $162 and $55, respectively.

Note 13.    Sale of Non-utility Property

On March 11, 2003, SJW Corp. sold San Tomas station, a non-utility property, to the SCVWD for a contract price of $5,400. SJW Corp. recognized a gain on sale of non-utility property of $3,030, net of tax of $2,106, in connection with the sale. In April 2003, the Corporation reinvested the property sale proceeds by acquiring two income properties in the states of Connecticut and Florida, at a total purchase price of $15,400.

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 14.    Condemnation Gain

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (the Agreement) with Valley Transportation Agency (VTA) whereby SJW Land Company granted VTA an irrevocable right to possession and use of 1.23 acres of the company’s parking lot property for the development of a light rail station while reserving the right to assert and dispute the fair market value placed on the land. In April 2003, VTA adopted a resolution authorizing a condemnation proceeding to acquire the land and deposited $3,700 in an escrow account as fair market compensation and filed an eminent domain lawsuit. As a part of the proceedings, VTA transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property and any damage was to be determined by the court or by way of settlement between SJW Land Company and VTA. A settlement was reached on November 23, 2004, regarding the compensation for the transfer of property and for damages before the lawsuit reached trial. The settlement terms included a cash payment of $9,650 and the conveyance of a parcel valued at approximately $325 to SJW Land Company. SJW Land Company recorded a condemnation gain of $3,776, net of taxes of $2,624, in connection with this proceeding.

Note 15.    Non-regulated Businesses

The business activities of SJW Corp. consist primarily of its subsidiary, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC) that operates within a service area approved by the CPUC. Included in total operating revenue and operating expenses are the non-regulated business activities of SJW Corp. The non-regulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems (CMWS), parking and lease operations of several commercial buildings and properties of SJW Land Company (SJW Land), and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service LLC (CCWS). The following tables represent the distribution of regulated and non-regulated business activities for the twelve months ended 2004, 2003 and 2002:

	December 31, 2004
	Regulated	Non Regulated	Total
Revenue	$157,951	8,960	166,911
Expenses	135,103	7,691	142,794
Operating Income	$22,848	1,269	24,117

	December 31, 2003
	Regulated	Non Regulated	Total
Revenue	$142,793	7,661	150,454
Expenses	120,836	6,423	127,259
Operating Income	$21,957	1,238	23,195

	December 31, 2002
	Regulated	Non Regulated	Total
Revenue	$139,835	6,538	146,373
Expenses	119,606	6,025	125,631
Operating Income	$20,229	513	20,742

Note 16.    Segment Reporting

SJW Corp. is a holding company with three subsidiaries: San Jose Water Company (SJWC), a water utility operation with both regulated and non-regulated businesses, SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P. (SJW Land), which operates parking facilities and commercial building rentals, and Crystal Choice Water Service LLC (CCWS), a business providing the sale

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 16.    Segment Reporting (Continued)

and rental of water conditioning and purification equipment. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, SJW Corp. has determined that it has two reportable business segments. The first is that of providing water utility and utility-related services to its customers, provided through the Corporation’s subsidiary, SJWC. The second segment is that of SJW Land Company.

The Corporation’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.’s chief operating decision maker is its President and Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income (loss) and total assets.

The tables below set forth information relating to SJW Corp.’s reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of the Corporation not included in the reportable segments is included in the “All Other” category.

	For twelve months ended December 31, 2004
	SJWC	SJW Land Company	All Other*	SJW Corp.
Operating revenue	$161,757	3,466	1,688	166,911
Operating expense	138,188	2,098	2,507	142,793
Net income	14,733	4,461	592	19,786
Depreciation and amortization	17,787	615	79	18,481
Interest expense	9,249	915	6	10,170
Income tax expense	10,863	787	(6)	11,644
Assets	$468,388	39,715	44,049	552,152

	For twelve months ended December 31, 2003 (Restated)
	SJWC	SJW Land Company	All Other*	SJW Corp.
Operating revenue	$146,132	3,096	1,226	150,454
Operating expense	123,422	1,944	1,893	127,259
Net income	17,065	1,010	602	18,677
Depreciation and amortization	14,723	431	71	15,225
Interest expense	8,594	407	—	9,001
Income tax expense	10,208	487	(172)	10,523
Assets	$450,796	32,635	32,813	516,244

	For twelve months ended December 31, 2002 (Restated)
	SJWC	SJW Land Company	All Other*	SJW Corp.
Operating revenue	$143,092	2,581	700	146,373
Operating expense	122,111	1,818	1,702	125,631
Net income	13,344	625	263	14,232
Depreciation and amortization	13,769	182	62	14,013
Interest expense	7,879	68	74	8,021
Income tax expense	9,145	521	(8)	9,658
Assets	$411,787	17,187	28,796	457,770

*	The “All Other” category includes CCWS and without regard to its subsidiaries, SJW Corp.

SJW CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

Note 17.    Subsequent Event

SJW Corp. adopted an Executive Special Deferral Election Plan effective January 1, 2005. The plan allows certain executives to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives have to make an election on the distribution and payment method of the deferrals before services are rendered. The company will record the investment return on the deferred funds as compensation expense once the deferrals are made.

Note 18.    Unaudited Quarterly Financial Data

Summarized quarterly financial data is as follows:

	2004 Quarter Ended
	March	June	September	December
Operating revenue	$31,063	45,609	52,297	37,942
Operating income	3,985	7,110	7,740	5,282
Net income	1,774	4,807	5,530	7,675
Comprehensive income	2,352	4,326	6,711	13,322
Earnings per share
— Basic	0.19	0.53	0.61	0.84
— Diluted	0.19	0.53	0.60	0.83
Comprehensive income per share
— Basic	0.26	0.47	0.74	1.46
— Diluted	0.26	0.47	0.73	1.45
Market price range of stock
— High	38.00	37.10	35.60	38.90
— Low	29.29	30.35	30.84	32.90
Dividend per share	0.25	0.26	0.25	0.26

	2003 Quarter Ended (Restated)
	March	June	September	December
Operating revenue	$27,971	38,149	49,514	34,820
Operating income	4,062	6,308	7,938	4,887
Net income	5,282	4,426	5,967	3,002
Comprehensive income	6,645	5,964	4,468	3,635
Earnings per share
— Basic	0.58	0.48	0.66	0.33
— Diluted	0.58	0.48	0.65	0.33
Comprehensive income per share
— Basic	0.73	0.65	0.49	0.40
— Diluted	0.73	0.65	0.49	0.40
Market price range of stock
— High	28.08	29.15	29.42	29.90
— Low	25.13	25.65	27.25	28.47
Dividend per share	0.24	0.25	0.24	0.24

SJW CORP.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2004 and 2003

Schedule II

Description	2004	2003
Allowance for doubtful accounts
Balance, beginning of period	$130,000	120,000
Charged to expense	227,442	312,740
Accounts written off	(279,719)	(349,343)
Recoveries of accounts written off	52,277	46,603
Balance, end of period	$130,000	130,000
Reserve for litigation and claims
Balance, beginning of period	$648,225	609,292
Charged to expense	—	105,000
Revision to accrual	(123,500)	—
Payments	(82,404)	(66,067)
Balance, end of period	$442,321	648,225

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Corporation in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Corporation believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

SJW Corp.’s management is responsible for establishing and maintaining an adequate internal control structure over financial reporting and for an assessment of the effectiveness of internal control over financial reporting, as such items is defined in Rule 13a–15(f) under the Securities Exchange Act.

Management is required to base its assessment of the effectiveness of the Corporation’s internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as published by the Public Company Accounting Oversight Board (PCAOB).

The Corporation’s management has performed an assessment according to the guidelines established by COSO. Based on this assessment, management has concluded SJW Corp’s system of internal control over financial reporting as of December 31, 2004, is effective.

KPMG, LLP, the Corporation’s registered independent public accountant, has audited the financial statements included in the annual report and has issued an attestation report on managements’ assessment of internal control over financial reporting.

Changes in Internal Controls

There has been no change in internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is contained in part under the caption “Executive Officers of Registrant” in Part I of this report, and the remainder is contained in SJW Corp.’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on April 28, 2005 (the “2005 Proxy Statement”) under the captions “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Ethics

SJW Corp. has adopted a code of ethics that applies to SJW Corp.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the code of ethics is posted on SJW Corp.’s internet website under web address http://www.sjwater.com. SJW Corp. intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.

Corporate Governance Guidelines and Board Committee Charters

The Corporate Governance Guidelines and the charters for the board committees — the Audit Committee, Executive Committee, Executive Compensation Committee, Real Estate Committee and Nominating and Governance Committee — are available at the company’s website at http://www.sjwater.com. Shareholders may also request a free hard copy of the Corporate Governance Guidelines and the charters from the following address and phone number:

SJW Corp.
374 West Santa Clara Street
San Jose CA 95196
Attn: Corporate Secretary
Phone: 800-250-5147

Item 11. Executive Compensation

The information required by this item is contained in the 2005 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is contained in the 2005 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the 2005 Proxy Statement under the caption “Principal Independent Accountant Fees and Services,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

SJW Corp. filed a current report on Form 8-K with the Securities and Exchange Commission on November 1, 2004 to furnish its press release to announce the financial results for the third quarter ended September 30, 2004 under Item 12 thereof.

On December 13, 2004, SJW Corp. filed Form 8-K with the Securities and Exchange Commission to announce its entry into a Material Definitive Agreement under Item 1 thereof.

(1)	Financial Statements

(2)	Financial Statement Schedule

Valuation and Qualifying Accounts and Reserves, Years ended December 31, 2004 and 2003	54

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

EXHIBIT INDEX

Exhibit No.	Description
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Registration Rights Agreement entered into as of December 31, 1992 among SJW Corp., Roscoe Moss, Jr. and George E. Moss. Filed as Exhibit 2.1 to Form 10-K March 12, 2004. S.E.C. File No. 1-8966.
3	Articles of Incorporation and By-Laws:
3.1	Restated Articles of Incorporation and By-Laws of SJW Corp., defining the rights of holders of the equity securities of SJW Corp.
3.2	Certificate of Amendment of SJW Corp. amending the restated Articles of Incorporation. (1)
3.3	By-Laws of SJW Corp. as amended. (1)
4	Instruments Defining the Rights of Security Holders, including Indentures:

No current issue of the registrant’s long-term debt exceeds 10 percent of its total assets. SJW Corp. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of unregistered senior and subordinated debt of the company.

10	Material Contracts:
10.1
Water Supply Contract dated January 27, 1981 between San Jose Water Works and the Santa Clara Valley Water District, as amended. Filed as Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

10.2
Resolution for Directors’ Retirement Plan adopted by SJW Corp. Board of Directors as amended on September 22, 1999. Filed as an Exhibit to 10Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.3
Resolution for Directors’ Retirement Plan adopted by San Jose Water Company’s Board of Directors as amended on September 22, 1999. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.4
Resolution for Directors’ Retirement Plan adopted by SJW Land Company Board of Directors on September 22, 1999. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.5	SJW Corp. Long-Term Incentive Plan, adopted by SJW Corp. Board of Directors March 6, 2002. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2002. (2)
10.6
Limited Partnership Agreement of 444 West Santa Clara Street, L. P. executed between SJW Land Company and Toeniskoetter & Breeding, Inc. Development. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.

10.7
San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors, as restated to reflect amendments made through May 1, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.8
SJW Corp. Executive Severance Plan adopted by SJW Corp. Board of Directors, as restated to reflect amendments made through May 1, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.9
SJW Corp. Long-Term Incentive Plan, adopted by SJW Corp. Board of Directors, as amended on March 3, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.10	Chief Executive Officer Employment Agreement, as restated on June 27, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

Exhibit No.	Description
10.11
Standard Form of Stock Option Agreement-subject to changes per Employment Agreement, as adopted by the SJW Corp. Board of Directors on April 29, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.12	Chief Executive Officer SERP Deferred Restricted Stock Award, as restated on June 27, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)
10.13
Form of Stock Option Agreement with Dividend Equivalent Agreement as adopted by the Board of Directors on April 29, 2003. Filed as an Exhibit to Form 10-Q for the period ended June 30, 2003. S.E.C. File No. 1-8966. (2)

10.14
Form of Directors Deferred Restricted Stock Program as adopted by SJW Corp. Board of Directors on July 29, 2003. Filed as an Exhibit to 10-Q for the period ending September 30, 2003. S.E.C. File No. 1-8966. (2)

10.15
Form of Directors Annual Retainer Fee Deferred Election Agreement, as adopted by SJW Corp. Board of Directors on July 29, 2003. Filed as an Exhibit to 10-Q for the period ending September 30, 2003. S.E.C. File No. 1-8966. (2)

10.16
First Amendment dated March 1, 2004 to San Jose Water Company’s Executive Supplemental Retirement Plan adopted by the San Jose Water Company Board of Directors. Filed as an Exhibit to Form 10-Q for the period ending March 31, 2004. SEC File No. 1-8966. (2)

10.17
San Jose Water Company Special Deferral Election Plan adopted by San Jose Water Company Board of Directors on December 9, 2004. Filed as Exhibit 99.1 of Form 8-K on December 13, 2004. SEC File No. 1-8966. (2)

10.18	First Amendment to the San Jose Water Company Special Deferral Election Plan adopted by the Board of Directors January 27, 2005. (1) (2)
21.1	Subsidiaries of SJW Corp. filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002. SEC File No. 1-8966.
23	Consent of Independent Registered Public Accounting Firm. (1)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
(1)	Filed currently herewith.
(2)	Management contract or compensatory plan or agreement.

In accordance with the Securities and Exchange Commission’s requirements, SJW Corp. will furnish copies of any exhibit upon payment of 30 cents per page fee.

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

SJW CORP.
Date:	By
DREW GIBSON, Chairman, Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 27, 2005	By
W. RICHARD ROTH, President, Chief Executive Officer and Member, Board of Directors
Date: January 27, 2005	By
ANGELA YIP, Chief Financial Officer
Date: January 27, 2005	By
VICTOR K. WONG, Controller (Chief Accounting Officer)
Date: January 27, 2005	By
MARK L. CALI, Member, Board of Directors
Date: January 27, 2005	By
J. PHILIP DINAPOLI, Member, Board of Directors
Date: January 27, 2005	By
DREW GIBSON, Member, Board of Directors
Date: January 27, 2005	By
DOUGLAS R. KING, Member, Board of Directors
Date: January 27, 2005	By
GEORGE E. MOSS, Member, Board of Directors
Date: January 27, 2005	By
CHARLES J. TOENISKOETTER, Member, Board of Directors
Date: January 27, 2005	By
FREDERICK ULRICH, Member, Board of Directors