Form 10-K/A
period 2004-12-31
SJW CORP
filed 2005-03-25
CIK 766829

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-K/A
                         Amendment No. 1

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

         Title of                     Name of each exchange on
        each class                         which registered
    -------------------              --------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ ]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2004 was $219,373,236.

Shares of common stock outstanding on March 7, 2005 ? 9,135,573.

                Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement relating to the Registrant's 2005 Annual Meeting of Shareholders, to be held on April 28, 2005, are incorporated by reference into Part III of the Form 10-K where indicated.





                      EXPLANATORY NOTE

SJW Corp. is filing this Form 10-K/A solely to:

1. Add the electronic signatures and correct the date of the required signatories of the Annual Report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on March 7, 2005 (the "Form 10-K");

2.  Include the date next to the Chairman's signature;

3. Add the date and electronic signature of KPMG LLP on the Consent of Independent Registered Public Accounting Firm, filed as Exhibit 23 of the Form 10-K; and

4. Add the date and electronic signatures of the principal executive officer and principal financial officer on the certifications pursuant to Exchange Act Rule 13a-14(a), filed as Exhibits 31.1 and 31.2 of the Form 10-K.

     No other changes were made to the annual report on Form 10-
K. At the time of filing the Form 10-K with the Securities and Exchange Commission, SJW Corp. had a manually signed and dated copy of the Form 10-K, a manually signed and dated Consent of Independent Registered Public Accounting Firm and manually signed and dated certifications of the principal executive officer and principal financial officer pursuant to Exchange Act Rule 13a-14(a). The omissions and corrections set forth above resulted from clerical errors. In accordance with the rules of the Securities and Exchange Commission, updated certifications of the principal executive officer and principal financial officers pursuant to Exchange Act Rule 13a-14(a) have been filed as Exhibits 31.3 and 31.4.



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

(1)  Financial Statements
                                                            Page

Report of Independent Accounting Firm                         27
Report of Internal Controller over Financial Reporting        28
Consolidated Balance Sheets as of December 31, 2004 and 2003 29 Consolidated Statements of Income and Comprehensive Income
  for the years ended December 31, 2004, 2003 and 2002        31
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2004, 2003 and 2002        32
Consolidated Statements of Cash Flows for the years
  ended December 31, 2004, 2003 and 2002                      33
Notes to Consolidated Financial Statements                    34

(2)  Financial Statement Schedule

  Valuation and Qualifying Accounts and Reserves,
  Years ended December 31, 2004 and 2003                      54

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

                          EXHIBIT INDEX
Exhibit
No.                        Description
-------                    -----------
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

3.2 Certificate of Amendment of SJW Corp. amending the restated Articles of Incorporation. Filed as Exhibit
         3.2 to the Form 10-K filed on March 7, 2005.  S.E.C.
         File No.  1-8966.

3.3 By-Laws of SJW Corp. as amended. Filed as Exhibit 3.3 to the Form 10-K filed on March 7, 2005. S.E.C. File
         No. 1-8966.

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

10.2 Resolution for Directors' Retirement Plan adopted by SJW Corp. Board of Directors as amended on September 22, 1999. Filed as an Exhibit to 10Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.
         (2)

10.3 Resolution for Directors' Retirement Plan adopted by San Jose Water Company's Board of Directors as amended on September 22, 1999. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966. (2)

10.4 Resolution for Directors' Retirement Plan adopted by SJW Land Company Board of Directors on September 22, 1999. Filed as an Exhibit to 10-Q for the period ending September 30, 1999. S.E.C. File No. 1-8966.
         (2)

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

10.15 Form of Directors Annual Retainer Fee Deferred Election Agreement, as adopted by SJW Corp. Board of Directors on July 29, 2003. Filed as an Exhibit to 10-Q for the period ending September 30, 2003. S.E.C. File No. 1-8966. (2)

10.16 First Amendment dated March 1, 2004 to San Jose Water Company's Executive Supplemental Retirement Plan adopted by the San Jose Water Company Board of Directors. Filed as an Exhibit to Form 10-Q for the period ending March 31, 2004. SEC File No. 1-8966.
         (2)

10.17    San Jose Water Company Special Deferral Election Plan
         adopted by San Jose Water Company Board of Directors on
         December 9, 2004.  Filed as Exhibit 99.1 of Form 8-K on
         December 13, 2004.  SEC File No. 1-8966.  (2)

10.18    First Amendment to the San Jose Water Company Special
         Deferral Election Plan adopted by the Board of Directors January 27, 2005. Filed as Exhibit 10.18 to the Form 10-K filed on March 7, 2005. S.E.C. File No.
         1-8966. (2)

21.1 Subsidiaries of SJW Corp. filed as an Exhibit to the Annual Report on Form 10-K for the year ended December
         31, 2002.  SEC File No. 1-8966.

23       Consent of Independent Registered Public Accounting
         Firm. (1)

31.1     Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
         President and Chief Executive Officer.  (1)

31.2     Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
         Chief Financial Officer and Treasurer.  (1)

31.3     Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
         President and Chief Executive Officer.  (1)

31.4     Certification Pursuant to Rule 13a-14(a)/15d-14(a) by
         Chief Financial Officer and Treasurer.  (1)

32.1 Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 32.1 to the Form 10-K filed on March 7, 2005. S.E.C. File No. 1-8966.

32.2 Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 32.2 to the Form 10-K filed on March 7, 2005. S.E.C. File No. 1-8966.

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

                              SJW CORP.

Date:  March 7, 2005          By /s/ Drew Gibson
                              DREW GIBSON, Chairman,
                              Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 1, 2005         By /s/ W. Richard Roth
                             W. RICHARD ROTH, President,
                             Chief Executive Officer and Member,
                             Board of Directors


Date:  March 1, 2005         By /s/ Angela Yip
                             ANGELA YIP, Chief Financial Officer


Date:  March 1, 2005         By /s/ Victor K. Wong
                             VICTOR K. WONG, Controller
                             (Chief Accounting Officer)


Date:  March 1, 2005         By /s/ Mark L. Cali
                             MARK L. CALI, Member,
                             Board of Directors


Date:  March 1, 2005         By /s/ J. Philip DiNapoli
                             J. PHILIP DINAPOLI, Member,
                             Board of Directors


Date:  March 1, 2005         By /s/ Drew Gibson
                             DREW GIBSON, Member,
                             Board of Directors


Date:  March 1, 2005         By /s/ Douglas R. King
                             DOUGLAS R. KING, Member,
                             Board of Directors


Date:  March 1, 2005         By  /s/ George E. Moss
                             GEORGE E. MOSS, Member,
                             Board of Directors


Date:  March 1, 2005         By  /s/ Charles J. Toeniskoetter
                             CHARLES J. TOENISKOETTER, Member,
                             Board of Directors


Date:  March 1, 2005         By /s/ Frederick R. Ulrich, Jr.
                             FREDERICK R. ULRICH, JR. Member,
                             Board of Directors

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SJW CORP.


Date:  March 24, 2005        By /s/ Angela Yip
                             ANGELA YIP, Chief Financial Officer