Form 10-Q
period 2005-03-31
SJW CORP
filed 2005-05-06
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is an accelerated filer.  Yes  X    No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of the date of the report are 9,135,573.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31
	2005	2004
OPERATING REVENUE	$33,306	$31,063
OPERATING EXPENSE:
Operation:
Purchased water	7,012	6,510
Power	671	814
Pump taxes	2,611	3,121
Administrative and general	4,549	4,310
Other	3,190	3,249
Maintenance	2,038	2,108
Property taxes and other nonincome taxes	1,412	1,329
Depreciation and amortization	5,023	4,393
Income taxes	1,920	1,244
Total operating expense	28,426	27,078
OPERATING INCOME	4,880	3,985
Interest on senior notes	(2,390)	(2,382)
Mortgage and other interest expense	(226)	(146)
Dividends	313	311
Other, net	104	6
NET INCOME	$2,681	$1,774
Other comprehensive income (loss):
Unrealized income (loss) on investment	$(4,707)	$979
Income taxes related to other comprehensive income (loss)	1,930	(401)
Other comprehensive income (loss), net	(2,777)	578
COMPREHENSIVE INCOME (LOSS)	$(96)	$2,352
EARNINGS PER SHARE
Basic	$0.29	$0.19
Diluted	$0.29	$0.19
COMPREHENSIVE INCOME (LOSS) PER SHARE
Basic	$(0.01)	$0.26
Diluted	$(0.01)	$0.26
DIVIDENDS PER SHARE	$0.27	$0.25
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	9,135,513	9,135,441
Diluted	9,220,969	9,187,890
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	MARCH 31	DECEMBER 31
	2005	2004
ASSETS
UTILITY PLANT:
Land	$1,735	$1,735
Depreciable plant and equipment	613,675	605,420
Construction in progress	7,150	4,595
Intangible assets	7,840	7,840
Total utility plant	630,400	619,590
Less accumulated depreciation and amortization	194,618	189,221
Net utility plant	435,782	430,369

NONUTILITY PROPERTY	35,158	35,154
Less accumulated depreciation and amortization	3,340	3,167
Net nonutility property	31,818	31,987

CURRENT ASSETS:
Cash and equivalents	13,639	10,899
Accounts receivable:
Customers, net of allowances for uncollectible accounts	7,625	8,044
Other	636	611
Unbilled utility revenue	6,634	6,605
Materials and supplies	540	559
Prepaid expenses	1,269	1,652
Total current assets	30,343	28,370

OTHER ASSETS:
Investment in California Water Service Group	36,705	41,413
Unamortized debt issuance and reacquisition costs	3,259	3,300
Regulatory assets	8,174	8,064
Intangible pension asset	4,357	4,357
Other	4,350	4,292
Total other assets	56,845	61,426
	$554,788	$552,152

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock	$9,516	$9,516
Additional paid-in capital	14,763	14,306
Retained earnings	148,763	148,525
Accumulated other comprehensive income	9,566	12,344
Total shareholders' equity	182,608	184,691
Long-term debt, less current portion	143,604	143,604
Total capitalization	326,212	328,295

CURRENT LIABILITIES:
Current portion of long-term debt	208	275
Accrued pump taxes and purchased water	3,173	3,856
Purchased power	825	848
Accounts payable	4,341	870
Accrued interest	2,203	3,619
Accrued taxes	2,710	890
Accrued payroll	1,435	1,066
Work order deposit	694	773
Other current liabilities	2,712	3,154
Total current liabilities	18,301	15,351

DEFERRED INCOME TAXES	48,004	49,507
UNAMORTIZED INVESTMENT TAX CREDITS	1,900	1,915
ADVANCES FOR CONSTRUCTION	66,992	65,251
CONTRIBUTIONS IN AID OF CONSTRUCTION	79,436	78,655
DEFERRED REVENUE	1,278	1,282
POSTRETIREMENT BENEFIT PLANS	11,423	9,359
OTHER NONCURRENT LIABILITIES	1,242	2,537
COMMITMENTS AND CONTINGENCIES	-	-
	$554,788	$552,152

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	THREE MONTHS ENDED
	2005	2004
OPERATING ACTIVITIES:
Net income	$2,681	$1,774
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,023	4,393
Deferred income taxes	(1,518)	1,526
Stock-based compensation	454	306
Changes in operating assets and liabilities:
Accounts receivable and unbilled utility revenue	365	(200)
Prepaid expenses and materials & supplies	402	217
Accounts payable, purchased power and other
current liabilities	3,005	4,434
Accrued pump taxes and purchased water	(683)	522
Accrued taxes	1,820	1,041
Accrued interest	(1,416)	(1,415)
Accrued payroll	369	391
Work order deposits	(79)	(767)
Other noncurrent assets and noncurrent liabilities	2,627	279
Other changes, net	81	906
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,131	13,407
INVESTING ACTIVITIES:
Additions to utility plant	(10,954)	(11,719)
Additions to nonutility property	(4)	(286)
Cost to retire utility plant, net of salvage	53	(19)
NET CASH USED IN INVESTING ACTIVITIES	(10,905)	(12,024)
FINANCING ACTIVITIES:
Repayments of long-term borrowings	(66)	(57)
Dividends paid	(2,444)	(2,330)
Exercise of stock options	4	-
Receipts of advances and contributions in aid of construction	3,354	1,153
Refunds of advances for construction	(334)	(397)
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES	514	(1,631)
NET CHANGE IN CASH AND EQUIVALENTS	2,740	(248)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	10,899	10,278
CASH AND EQUIVALENTS, END OF PERIOD	$13,639	$10,030
Cash paid during the period for:
Interest	$4,039	$3,955
Income taxes	371	-

 See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

Note 1. General

In the opinion of SJW Corp. (the Corporation), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.'s 2004 Annual Report on Form 10-K should be read with the condensed consolidated financial statements accompanying this report.

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

Basic earnings per share and comprehensive earnings per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share and comprehensive earnings per share are calculated using the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and deferred restricted common stock units granted under SJW Corp.’s Long-Term Incentive Plan (the Incentive Plan) and income available to common shareholders and comprehensive income, respectively, adjusted for recognized stock compensation expense.

For the three months ended March 31, 2005 and 2004, the basic weighted average number of common shares was 9,135,513 and 9,135,441, respectively. For the three months ended March 31, 2005 and 2004, the diluted weighted average number of common shares outstanding was 9,220,969 and 9,187,890, respectively.

Note 2. Long-Term Incentive Plan

The Corporation has reserved 900,000 common shares for issuance under the long-term Incentive Plan (the Incentive Plan). As of March 31, 2005, 4,427 shares have been issued pursuant to the Incentive Plan, and 187,782 shares were issuable upon the exercise of outstanding options and deferred restricted stock. As of March 31, 2004, no shares were issued pursuant to the Incentive Plan, and 157,299 shares were issuable upon the exercise of outstanding options and pursuant to deferred restricted stock. The remaining shares available for issuance under the Incentive Plan were 712,218 and 742,701 for the three-month periods ended March 31, 2005 and 2004, respectively. The total compensation cost recognized as expense under the Incentive Plan was $340,000 and $291,000 for the three months ended March 31, 2005 and 2004, respectively. The total benefit, including non-employee directors' converted post-retirement benefits, recorded in shareholders' equity under the Incentive Plan was $453,000 and $306,000, respectively.

SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, utilizing the Black-Scholes option-pricing model to compute the fair value of options at the grant date as a basis for determining stock-based compensation costs for financial reporting purposes. The assumptions utilized include:

	2005	2004	2003
Expected dividend yield	2.65%	3.3%	3.4%
Expected volatility	25.3%	23.6%	27.0%
Risk-free interest rate	3.54%	3.22%	2.86%
Expected holding period in years	5.0	5.0	5.0

Stock Options

Awards in the form of stock option agreements under the Incentive Plan allow optionees to purchase common shares at a specified price. In January 2005, 21,742 options were issued at an exercise price of $35.26 per share, and the weighted average fair value of $7.38, at the date of grant. During the quarter ended March 31, 2005, 398 common shares were issued upon exercise of options. No options were exercised during the corresponding period in 2004. Shares subject to outstanding options under the Incentive Plan were 76,349 and 55,005 as of March 31, 2005 and 2004, respectively.

For the three months ended March 31, 2005 and 2004, SJW Corp. recognized stock compensation expenses of $60,000 and $33,000, respectively, for the stock options granted under the Incentive Plan.

Deferred Restricted Stock Plans

As of March 31, 2005 and 2004, deferred restricted stock units for 41,670 shares have been granted to a key employee of the Corporation under the Deferred Restricted Stock Program. For the three months ended March 31, 2005 and 2004, the Corporation has recognized stock compensation expense of $138,000 and $128,000, respectively, related to the deferred restricted stock units.

As of March 31, 2005 and 2004, deferred restricted stock units for an aggregate of 55,524 shares have been granted to non-employee Board members who elected to receive their existing and future cash pension benefits in deferred restricted stock units under the Deferred Restricted Stock Program. As of March 31, 2005, 4,029 shares were issued pursuant to deferred restricted stock units to a retired non-employee Board member.  In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Corporation has recognized stock compensation expense of $111,000 and $102,000 for the three months ended March 31, 2005 and 2004, respectively, related to deferred restricted stock units under the Deferred Restricted Stock Program.

In January 2005, deferred restricted stock units covering 2,968 shares were issued to non-employee Board members who elected to convert their annual retainer fee at a conversion price of $36.40 per share under the Deferred Restricted Stock Program. As of March 31, 2005 and 2004, the Corporation has granted deferred restricted stock units for 7,888 shares and 4,920 shares in lieu of cash retainer fees. For the three months ended March 31, 2005 and 2004, the Corporation has recognized stock compensation expense of $30,000 and $28,000, respectively, related to deferred restricted stock units issued to non-employee Board members in connection with their annual retainers.

Dividend Equivalent Rights

Under the Dividend Equivalent Rights Agreement, holders of options and deferred restricted stock units have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation expenses are measured and recognized on dividend equivalent rights on the date they are granted. The stock compensation expenses on stock options and deferred restricted stock units’ reported in this Note 2 include the stock compensation expenses recognized on the dividend equivalent rights. As of March 31, 2005 and 2004, 6,361 and 1,908 dividend equivalent rights were converted to deferred restricted stock units, respectively. For this same period, $49,000 and $15,000 related to dividend equivalent units were accrued as a liability.

The stock options, deferred restricted stock programs, and dividend equivalent rights are all offered through the Corporation's Incentive Plan.

Note 3. Non-regulated Business

The business activities of SJW Corp. consist primarily of the activities of its subsidiary, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC), which operates within a service area approved by the CPUC. Included in the total operating revenue and operating expense are the non-regulated business activities of SJW Corp. The non-regulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems (CMWS), parking and lease operations of several commercial buildings and properties of SJW Land Company (SJW Land), and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service LLC (CCWS). The following tables represent the distribution of the regulated and non-regulated business activities for the three months ended March 31, 2005 and 2004:

THREE MONTHS ENDED MARCH 31, 2005
		(in thousands)
	Regulated	Non-regulated	Total
Revenue	$31,510	$1,796	$33,306
Expenses	26,880	1,546	28,426
Operating income	$ 4,630	$ 250	$ 4,880

THREE MONTHS ENDED MARCH 31, 2004
		(in thousands)
	Regulated	Non-regulated	Total
Revenue	$29,051	$2,012	$31,063
Expenses	25,611	1,467	27,078
Operating income	$ 3,440	$ 545	$ 3,985

Note 4. Nonutility Property

The major components of net nonutility property as of March 31, 2005 and December 31, 2004 are as follows:

	MARCH 31	DECEMBER 31
	2005	2004
	(in thousands)
Land	$ 9,697	$ 8,139
Buildings and improvements	25,230	26,784
Intangibles	231	231
Less: accumulated depreciation and amortization	3,340	3,167
Total	$ 31,818	$31,987

Depreciation of nonutility property is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years.

Note 5. Employee Benefit Plans

The components of net periodic benefit costs for SJW Corp.'s pension plan and Supplemental Executive Retirement Plan for the three months ended March 31, 2005 and 2004 are as follows:

	THREE MONTHS ENDED MARCH 31
	2005	2004
	(In thousands)
Service cost	$ 513	$438
Interest cost	889	762
Other cost	341	238
Expected return on assets	(706)	(639)
	$1,037	$799

In 2005, the Corporation expects to make a contribution of $2,264,000 and $297,000 to the pension plan and other postretirement benefit plan, respectively.

Note 6. Segment Reporting

SJW Corp. is a holding company with three subsidiaries: San Jose Water Company (SJWC), a water utility operation with both regulated and non-regulated businesses, SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P. (SJW Land), which operates parking facilities and commercial building rentals, and Crystal Choice Water Service LLC (CCWS), a business providing the sale and rental of water conditioning and purification equipment. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, SJW Corp. has determined that it has two reportable business segments. The first is that of providing water utility and utility-related services to its customers, provided through the Corporation's subsidiary, SJWC. The second segment is property management and development activity conducted by SJW Land Company.

The Corporation's reportable segments have been determined based on information used by the chief operating decision-maker. SJW Corp.'s chief operating decision-maker is its President and Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income (loss) and total assets.

The tables below set forth information relating to SJW Corp.'s reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of the Corporation not included in the reportable segments is included in the “All Other” category.

FOR THREE MONTHS ENDED MARCH 31, 2005
		(in thousands)
		SJW Land Company	All Other*	SJW Corp.
	SJWC
Operating revenue	$ 32,175	$ 794	$ 337	$ 33,306
Operating expense	27,385	497	544	28,426
Net income	2,492	99	90	2,681
Depreciation and amortization	4,847	156	20	5,023
Interest expense	2,390	226	-	2,616
Income tax expense	1,857	135	(72)	1,920
Assets	$474,283	$41,223	$39,282	$554,788

FOR THREE MONTHS ENDED MARCH 31, 2004
		(in thousands)
		SJW Land Company	All Other*	SJW Corp.
	SJWC
Operating revenue	$ 29,659	$ 937	$ 467	$ 31,063
Operating expense	25,927	541	610	27,078
Net income	1,417	208	149	1,774
Depreciation and amortization	4,245	128	20	4,393
Interest expense	2,382	146	-	2,528
Income tax expense	1,116	179	(51)	1,244
Assets	$457,036	$32,759	$33,872	$523,667

*The “All Other” category includes CCWS, and without regard to its subsidiaries, SJW Corp. Please refer to Notes to Consolidated Financial Statements in SJW Corp.’s 2004 Annual Report on Form 10-K.

Note 7. Stock Repurchase

On April 29, 2004, SJW Corp.’s Board of Directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the next thirty-six months.

In 2004, SJW Corp. repurchased a total of 4,295 shares of its outstanding common stock at the prevailing price in the open market at an aggregate cost of $144,000. No shares were repurchased in the first three months of 2005. All repurchased shares have been cancelled and are considered authorized and unissued.

Note 8. Commitments

SJW Corp.'s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect”, “estimate”, “anticipate” and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Factors that May Affect Future Results” under this Item 2 and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-K, Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

General:

SJW Corp. is a holding company with three subsidiaries.

San Jose Water Company, a wholly-owned subsidiary of SJW Corp., is a public utility in the business of providing water services to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area.

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides non-regulated water related services under agreements with municipalities. These non-regulated services include full water system operations, billing and cash remittance services.

SJW Land Company, a wholly-owned subsidiary of SJW Corp., owns and operates parking facilities, which are located adjacent to San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings, other undeveloped land primarily in the San Jose Metropolitan area, some properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a Variable Interest Entity within the scope of FIN 46R, and as a result, it had been consolidated with SJW Land Company.

Crystal Choice Water Service LLC, a subsidiary 75% owned by SJW Corp., engages in the sale and rental of water conditioning and purification equipment.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of March 31, 2005.

Critical Accounting Policies:

SJW Corp. has identified the accounting policies below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on the Corporation's business operations is discussed throughout “Management's Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect the Corporation's reported and expected financial results. The Corporation's critical accounting policies are as follows:

Balancing Account

The California Public Utilities Commission (CPUC) establishes the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power and pump tax. Since balances are tracked and subject to approval by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. The balance of the balancing account varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection. Had the balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be increased by the amount of balancing account over-collection, as the case may be, or decreased by the amount of balancing account under-collection, less applicable taxes.

The balancing account under-collection balance accrued prior to November 29, 2001 is now being recovered by way of a twelve-month Quantity Rate surcharge authorized by the CPUC. There have not been any changes in purchased water, power and pump taxes since August 19, 2004 when the CPUC issued the final decision (D.04-08-054) in San Jose Water Company’s General Rate Case Application. At March 31, 2005 and December 31, 2004, the balancing account net under-collection balance was $617,000.

Revenue Recognition

San Jose Water Company's revenue from metered customers includes billings to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. The company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company's estimates are determined. As of March 31, 2005 and December 31, 2004, accrued unbilled revenue was $6,634,000 and $6,605,000, respectively.

SJW Corp. recognizes its non-regulated revenue based on the nature of the non-regulated business activities. Revenue from San Jose Water Company's non-regulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services have been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgment that it is probable that the costs will be recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in future ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance had to be recognized as of March 31, 2005 and December 31, 2004. The net regulatory assets recorded by San Jose Water Company as of March 31, 2005 and December 31, 2004 was $8,174,000 and $8,064,000, respectively.

Income Taxes

SJW Corp. estimates its federal and state income taxes as part of the process of preparing the financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes, including the evaluation of the treatment acceptable in the water utility industry and its regulatory agency. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. If actual results, due to changes in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, differ materially from these estimates, the provision for income taxes will be materially impacted. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

San Jose Water Company, through its Retirement Plan Administrative Committee (the Committee) managed by representatives from the unions and management, establishes investment guidelines with specification that at least 30% of the investments are in bonds or cash. As of December 31, 2004, the plan assets consist of approximately 30% bonds, 2% cash and 68% equities. The committee requires that equities be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distribution of assets is not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus risk related to foreign exchange fluctuation has been eliminated.

The plan assets are marked to market at the measurement date. The investment trust assets incurred unrealized market losses in years prior to 2004. Unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes.

The company utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with outstanding amounts of $1,000,000 or more in determining the discount rate used in calculating the pension and other postretirement benefit liabilities at the measurement date. For the year ending December 31, 2004, the composite discount rate used was 6.00%.

Stock-Based Compensation Plans

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares, deferred restricted stock units and dividend units. Under the plan, a total of 900,000 common shares have been authorized for awards and grants. The Corporation has adopted Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as the basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized include: expected dividend yield of 2.65%, expected volatility of 25.3%, risk-free interest rate of 3.54% and a expected holding period of five years.

In addition to the option grants, SJW Corp. has granted deferred restricted stock units to a key employee of the Corporation, which were valued at market price at the date of grant. The Corporation is recognizing the fair market value of the deferred restricted stock units granted as compensation expense, over the vesting period of three years as services are rendered.

Additionally, deferred restricted stock units granted to non-employee board members from the conversion of cash pension benefits were valued at market price at the date of grant. The Corporation is correspondingly recognizing the fair market value of the unvested deferred restricted stock units granted as compensation expense, over the vesting period of three years, as services are rendered.

Consolidation Policy of Majority-Owned Enterprises

SJW Corp. consolidates its 75% controlling interest of Crystal Choice Water Service LLC in its financial statement with the 25% minority interest included as “other” in the consolidated Statements of Income and Comprehensive Income and in “other non-current liabilities” in the Balance Sheet. Effective January 1, 2004, the Corporation adopted FASB Interpretation No. 46R (FIN46R), “Consolidation of Variable Interest Entities”. As a result of the adoption of FIN46R, the Corporation has identified its investment in 444 West Santa Clara Street, L.P. as a variable interest entity with SJW Land Company as the primary beneficiary. SJW Corp. has consolidated 444 West Santa Clara Street, L.P. in its consolidated financial statements as of January 1, 2004 and restated its financial statements for 2002 and 2003 to reflect the consolidation on a comparative basis.

Recognition of Gain/Loss on Nonutility Property

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

Nonutility property in San Jose Water Company is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognized gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790. Nonutility property in SJW Land Company and Crystal Choice Water Service LLC consists primarily of land, buildings, parking facilities and water conditioning equipment. Net gains or losses from the sale of nonutility property are recorded as a component of other (expense) income in the consolidated statement of income and comprehensive income.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board issued a revised Statement No. 123, Share-Based Payment (Statement 123(R)), which addresses the accounting for share-based payment transactions in which an enterprise received employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for the share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005. SJW Corp. is utilizing a fair value option pricing model in calculating its options expense, which is an acceptable method under Statement 123(R), therefore, the adoption of Statement 123(R) is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 153 (Statement 153), Exchanges of Productive Assets: an Amendment of Opinion No. 29. As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 153 amends APB No. 29, Accounting for Non-monetary Exchanges, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. Statement 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153, non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. Statement 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The adoption of Statement 153 is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 (Interpretation 47), Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term “conditional asset retirement obligation” used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement, which may be conditional upon a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year entities). The adoption of Interpretation 47 is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

Liquidity and Capital Resources:

San Jose Water Company's budgeted capital expenditures for 2005, exclusive of capital expenditures financed by customer contributions and advances, are $33,761,000 with capital expenditures concentrated in water main replacements. Approximately $23,000,000 will be spent to replace San Jose Water Company's mains in 2005. Out of the total budgeted capital expenditures of $33,761,000, $5,235,000 has been spent as of March 31, 2005.

Starting in 1997, San Jose Water Company began a four-phased Infrastructure Study establishing a systematic approach to replace its utility infrastructure. Phases I and II of the Infrastructure Study analyzed the company's pipes and mains. Phases III and IV examined all other utility facilities. The Infrastructure Study was completed in July 2002 and is being used as a guide for future capital improvement programs. It will also serve as the master plan for the company's future improvements.

San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. The company expects to incur approximately $187,000,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining existing water systems, over the next five years, exclusive of customer contributions and advances. The company's actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to the utility plants normally exceed company-financed additions by several million dollars as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

As of March 31, 2005, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 75%. SJW Corp. does not expect to make significant cash contributions to Crystal Choice Water Service LLC in 2005.

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

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of March 31 2005, San Jose Water Company's funded debt and equity were 47.6% and 52.4%, respectively.

San Jose Water Company’s internally generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company's capital expenditure. Due to its strong cash position and low financial leverage condition, funding for its future capital expenditure program will be provided primarily through long-term debt. San Jose Water Company and its parent, SJW Corp., do not anticipate the issuance of any common equity to finance future capital expenditures.

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of March 31, 2005. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12 calendar month period would be less than 175% of interest charges. As of March 31, 2005, San Jose Water Company's funded debt was 47.6% of total capitalization and the net income for the preceding 12 months was 402% of interest charges.

In 2002, the California Department of Water Resources approved San Jose Water Company's application for an approximately $2,500,000 Safe Drinking Water State Revolving Fund (SDWSRF) 20-year loan at an interest rate of 2.39%. Funds in the above amount will be used for the retrofit of San Jose Water Company's water treatment plant. All documentation pertaining to the loan has been completed. As of March 31, 2005, the loan has not been funded. San Jose Water Company expects the loan to be funded in 2005.

In 2004, the California Department of Water Resources approved San Jose Water Company's application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of 20-years at an interest rate of 2.60%. Funds in the above amount will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2005 when all documentation has been completed.

In connection with the acquisition of two properties in the states of Connecticut and Florida in April 2003, SJW Land Company executed mortgages in the aggregate amount of $9,900,000 in April 2003. The mortgage loans are due in 10 years and amortized over 25 years with a fixed interest rate of 5.96% and are secured by the two properties in the states of Connecticut and Florida. The loan agreements generally restrict the company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. The properties were leased to a multinational organization for a term of 20-years.

The 444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,245,000 as of March 31, 2005. The mortgage loan is due in April 2011 and amortized over 25-years with a fixed interest rate of 7.80%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.

SJW Corp. and its subsidiaries have an unsecured line of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At March 31, 2005, SJW Corp. and its subsidiaries had available unused short-term bank line of credit of $30,000,000. The line of credit will expire on July 1, 2006.

Results of Operations

Overview

SJW Corp.'s consolidated net income for the three months ending March 31, 2005 was $2,681,000, compared to $1,774,000 for the same period in 2004. The increase of $907,000 or 51% is primarily attributed to an increase in San Jose Water Company revenue due to cumulative rate increases.

Operating Revenue

Operating Revenue by Subsidiary

                                                                                                                             THREE MONTHS ENDED MARCH 31,
	2005	2004
	(in thousands)
San Jose Water Company	$32,175	$29,659
SJW Land Company	794	937
Crystal Choice Water Service LLC	337	467
	$33,306	$31,063

Operating revenue for the three months ended March 31, 2005 was $33,306,000 compared to $31,063,000 for the same period in 2004, representing an increase of $2,243,000, or 7%. Approximately $3,911,000 of the total revenue increase was attributable to cumulative rate increases and $135,000 was due to new customers. The revenue increase was offset by a $1,531,000 decrease due to lower customer sales, reduced parking revenue of $143,000 and a decrease in other revenue of $129,000.

The change in consolidated operating revenue was due to the following factors:

                                                                                                                                   THREE MONTHS ENDED MARCH 31,
	2005	2004
	Increase/(decrease)
	(in thousands) __
Utility:
Consumption changes	$(1,531)	(5%)
New customers increase	135	-
Rate increases	3,911	12%
Parking and lease	(143)	-
Crystal Choice Water Service LLC	(129)	-
	$2,243	7%

Operating Expense

Operating Expense by Subsidiary

                                                                                                                                   THREE MONTHS ENDED MARCH 31,
	2005	2004
	(in thousands)
San Jose Water Company	$27,385	$25,927
SJW Land Company	497	541
Crystal Choice Water Service LLC	430	442
SJW Corp.	114	168
	$28,426	$27,078

The change in operating expenses from the same period in 2004 was due to the following factors:

	THREE MONTHS ENDED MARCH 31, 2005 vs. 2004 Increase/(decrease) (in thousands)

Water production costs:
Increased cost due to decrease in surface water supply	$ 574	2%
Usage and new customers	(1,516)	(6%)
Pump tax and purchased water price increase	752	3%
Energy prices	39	-
Total water production costs	(151)	(1%)

Non-water production costs:
Administrative and general	239	1%
Other operating expense	(59)	-
Maintenance	(70)	-
Property taxes and other non-income taxes	83	-
Depreciation and amortization	630	2%

Total non water production costs	823	3%

Income taxes	676	2%
Total operating expense	$1,348	4%

Water production costs decreased $151,000 or 1% for the first quarter of 2005. The decrease in production costs was primarily attributable to $1,516,000 decrease in usage. However, the decrease was offset by increases in the cost of purchased water and pump tax from Santa Clara Valley Water District (SCVWD) of $752,000, reduced surface water supply of $574,000 and increased energy prices of $39,000.

San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water and its availability will significantly impact the water production costs of the company.

Water production for the three months ended March 31, 2005 decreased 988 million gallons from the same period in 2004. During this period, less surface water was used when compared to the same period in 2004.

The change in San Jose Water Company's source of supply mix was as follows:

	THREE MONTHS ENDED
	MARCH 31 2005 vs. 2004
	Increase/(decrease)
	(in million gallons)
Purchased water	7	-
Ground water	(610)	(7%)
Surface water	(378)	(4%)
Reclaimed water	(7)	-
	(988)	(11%)

The changes in the source of supply mix were consistent with the changes in the water production costs.

The non-water production costs, which include administrative, other operating expense, maintenance, property taxes and other non-income taxes, depreciation and amortization in the first quarter of 2005, increased $823,000, or 5%, compared to the same period in 2004. The changes consisted principally of: $166,000 increase in employee benefit costs, $138,000 increase in legal and accounting fees, and $630,000 increase in depreciation expense on added utility plant, offset by decreases in business liability insurance of $108,000.

Income tax expense for the first quarter was $1,920,000 compared to $1,244,000 for the same period in 2004, representing an increase of $676,000, or 54%, due to higher earnings in 2005. The effective income tax rates for the periods ended March 31, 2005 and 2004 approximated 42% and 41%, respectively.

Comprehensive loss for the three months ended March 31, 2005 was $2,777,000 compared to a gain of $578,000 for the same period in 2004. The change was due to a decrease in market value of the investment in California Water Service Group.

Factors That May Affect Future Results

Water Supply and Energy Resources

San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2004 remains comparable to the 30-year normal level.

On April 11, 2005, the SCVWD's ten reservoirs were 93.7% full with 158,306 acre-feet of water in storage. The rainfall in the season commencing July 1, 2004 was approximately 149% of historical season average.

As of April 15, 2005, rainfall at San Jose Water Company's Lake Elsman measured 54.79 inches for the season beginning July 1, 2004, which is 136% of the five-year average. Local surface water is a less costly source of water and its availability significantly impacts the results of operations.

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

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000, exclusive of the years 2001 to 2002 expenditures. These improvements have been incorporated into the capital budgets for 2005. San Jose Water Company is continuing implementation of security related to capital improvements in 2005 and $765,000 is expected to be incurred in 2005. Once completed, San Jose Water Company believes it will have substantially reduced its vulnerability to hostile aggression. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.

Regulatory Affairs

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the California Public Utilities Commission (CPUC). The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity.

On August 19, 2004, the CPUC issued the final decision (D.04-08-054) in San Jose Water Company's General Rate Case Application. The decision granted San Jose Water Company authority to increase rates by $11,773,000 or 8% in 2004, $4,283,000 or 2.69% in 2005 and $4,245,000 or 2.59% in 2006. The authorized return on common equity in 2004, 2005 and 2006 is 9.9%, which is within the range of recent rates of return authorized by the CPUC for water utilities. San Jose Water Company was also authorized to recover the current balance of $71,000 in its Water Contamination Memorandum Account, as well as recovery of an under-collection of $382,000 accrued in its pre-November 29, 2001 Balancing Account. The new authorized rates became effective August 24, 2004.

Pursuant to Public Utilities Code Section 455.2, San Jose Water Company is allowed to recover, via a 12 month Quantity Rate surcharge authorized by the CPUC effective January 1, 2005, $4,968,000 of under-collected revenue due to regulatory delay in implementation of new rates in 2004. Additionally, the scheduled rate increase of $4,283,000 described above was also authorized by the CPUC effective January 1, 2005.

Pursuant to the CPUC’s general rate case decision (D.04-08-054), on January 25, 2005, San Jose Water Company filed an advice letter requesting authorization to increase rates by $785,000 via a rate base offset for plant additions completed at San Jose Water Company’s Saratoga Water Treatment Plant and their Montevina Water Treatment Plant. It is expected that this rate increase will become effective during the second quarter of 2005.

Balancing Account Recovery Procedures

On March 16, 2004 the California Public Utilities Commission affirmed its June 19, 2003 decision (D.03-06-072), in which the Commission revised the existing procedures for recovery of under-collections and over-collections in balancing accounts existing on or after November 29, 2001 as follows: (1) If a utility is within its rate case cycle and is not over-earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over-earning, the over-earnings will be used as a measure by which recovery of offset expenses in the balancing account will be reduced. For example, if the amount of the over-earning is equal to or exceeds the amount of offset expenses to be recovered in the balancing account, those expenses shall be reduced to zero. Any offset expenses accumulated in the balancing account would be amortized below the line and any offset revenues collected in the balancing account would be returned to ratepayers. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The expenses used in this earnings test shall be adjusted for any “extraordinary” expenses and revenue shall be adjusted for any “extraordinary” revenue. The earnings test will use recorded rate base. Utilities must file for recovery of the balancing account balances before March 31 of every year.

On August 19, 2004, the CPUC issued D.04-08-054 granting recovery of the under-collection of the pre-November 29, 2001 Balancing Account by way of a twelve-month Quantity Rate Surcharge. The surcharge became effective August 24, 2004. On September 9, 2003 and March 30, 2004, San Jose Water Company filed two compliance filings requesting Commission review of the balancing account over-collected balance of approximately $389,000, accrued between November 29, 2001 and December 31, 2003. On June 15, 2004, the Commission notified San Jose Water Company that the over-collected balances had been verified and should be carried forward to the next review period. On March 30, 2005, San Jose Water Company filed a compliance filing requesting Commission review of the balancing account under-collected balance of approximately $999,000, accrued between January 1, 2004 and December 31, 2004. San Jose Water Company proposed that this balance be carried forward to the next review period scheduled for March 2006. The balancing account balance as of March 31, 2005 is a net under-collection of $617,000.

The balancing account under-collection balance accrued prior to November 29, 2001 is now being recovered by way of a 12 month Quantity Rate surcharge authorized by the CPUC. There have not been any changes in purchased water, power and pump taxes since August 19, 2004 when the CPUC issued the final decision (D.04-08-054) in San Jose Water Company’s General Rate Case Application. At March 31, 2005 and December 31, 2004, the balancing account net under-collection balance was $617,000.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a) SJW Corp.'s management, with the participation of SJW Corp.'s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.'s disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) There has been no change in internal control over financial reporting during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.

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

ITEM 5.     OTHER INFORMATION

On April 28, 2005, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.2675 per common share. The dividend will be paid June 1, 2005, to shareholders of record as of the close of business on May 9, 2005.

The Board of Directors approved by unanimous written consent an amendment to Section 2.5 of the By-Laws of SJW Corp. effective May 3, 2005. Prior to such amendment, Section 2.5 provided that no individual who will attain the age of 75 years during the term of office commencing after the annual shareholders meeting can be nominated for election. Section 2.5 of the By-Laws now provides that unless otherwise determined by the Board, no individual who will attain the age of 75 years or more during the term of office commencing after the annual shareholders meeting shall be nominated for election. A copy of the By-Laws is attached hereto as Exhibit 3.1.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW Corp.

Date: May 5, 2005                                        By /s/ Angela Yip
                     ANGELA YIP
                     Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	By-Laws of SJW Corp., as amended.

10.1	Amendments to San Jose Water Company's Executive Supplemental Retirement Plan. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by the President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by the Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed currently herewith.

