Form 10-Q
period 2005-06-30
SJW CORP
filed 2005-08-05
CIK 766829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 June 30, 2005
--------------------------------------------------------------------------------


  Commission file number                                           1-8966
--------------------------------------------------------------------------------

                                    SJW Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                               77-0066628
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

374 West Santa Clara Street, San Jose, CA                         95113
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

                                  408-279-7800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          Common shares outstanding as of August 1, 2005 are 9,136,172.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                           SJW CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                 (In thousands, except share and per share data)

                                                                        THREE MONTHS                    SIX MONTHS
                                                                        ENDED JUNE 30                 ENDED JUNE 30
                                                                      2005          2004            2005         2004
                                                                      ----          ----            ----         ----
OPERATING REVENUE                                                  $44,799         45,609        $78,106        76,672
OPERATING EXPENSES
   Operation:
       Purchased water                                              11,907         11,666         18,919        18,176
       Power                                                           849          1,597          1,520         2,411
       Pump taxes                                                    3,249          5,902          5,860         9,023
       Administrative and general                                    5,038          4,484          9,587         8,794
       Other                                                         3,416          3,287          6,607         6,536
   Maintenance                                                       2,342          2,179          4,381         4,287
   Property taxes and other nonincome taxes                          1,351          1,325          2,762         2,654
   Depreciation and amortization                                     4,863          4,707          9,886         9,100
   Income taxes                                                      3,948          3,352          5,868         4,596
                                                                   -------        -------        -------       -------
Total operating expenses                                            36,963         38,499         65,390        65,577
                                                                   -------        -------        -------       -------
OPERATING INCOME                                                     7,836          7,110         12,716        11,095
Interest on long-term debt                                          (2,383)        (2,382)        (4,773)       (4,764)
Dividend income                                                        313            310            627           621
Other, net                                                             (51)          (231)          (174)         (371)
                                                                   -------        -------        -------       -------
NET INCOME                                                         $ 5,715          4,807        $ 8,396         6,581
                                                                   =======        =======        =======       =======
Other comprehensive income (loss):
   Unrealized income (loss) on investment                          $ 4,587           (815)       $  (121)          164
   Income benefit (taxes)                                           (1,881)           334             50           (67)
                                                                   -------        -------        -------       -------
Other comprehensive income (loss), net                               2,706           (481)           (71)           97
                                                                   -------        -------        -------       -------
COMPREHENSIVE INCOME                                               $ 8,421          4,326        $ 8,325         6,678
                                                                   =======        =======        =======       =======
EARNINGS PER SHARE
   Basic                                                           $  0.63           0.53        $  0.92          0.72
   Diluted                                                         $  0.62           0.53        $  0.91          0.72
                                                                   =======        =======        =======       =======
COMPREHENSIVE INCOME PER SHARE
   Basic                                                           $  0.92           0.47        $  0.91          0.73
   Diluted                                                         $  0.91           0.47        $  0.90          0.73
                                                                   =======        =======        =======       =======
DIVIDENDS PER SHARE                                                $  0.26           0.26        $  0.53          0.51
                                                                   =======        =======        =======       =======
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                         9,136,172      9,138,841      9,135,843     9,136,758
   Diluted                                                       9,232,708      9,193,895      9,226,839     9,191,077

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              JUNE 30              DECEMBER 31
                                                                                 2005                     2004
                                                                                 ----                     ----
ASSETS
Utility Plant:
   Land                                                                    $    1,735                    1,735
   Depreciable plant and equipment                                            621,674                  605,420
   Construction in progress                                                     9,340                    4,595
   Intangible assets                                                            7,840                    7,840
                                                                           ----------                ---------

       Total utility plant                                                    640,589                  619,590

Less accumulated depreciation and amortization                                199,736                  189,221
                                                                           ----------                ---------

       Net utility plant                                                      440,853                  430,369
                                                                           ----------                ---------

Nonutility property                                                            32,929                   35,154
Less accumulated depreciation                                                   3,515                    3,167
                                                                           ----------                ---------

       Net nonutility property                                                 29,414                   31,987
                                                                           ----------                ---------

CURRENT ASSETS:
   Cash and equivalents                                                         9,670                   10,899
   Short-term investments                                                       2,950                        -
   Accounts receivable:
       Customers, net of allowances for uncollectible accounts                  8,528                    8,044
       Other                                                                      803                      611
   Unbilled utility revenue                                                    13,931                    6,605
   Long-lived assets held-for-sale                                              2,451                        -
   Materials and supplies                                                         605                      559
   Prepaid expenses                                                             1,292                    1,652
                                                                           ----------                ---------

       Total current assets                                                    40,230                   28,370
                                                                           ----------                ---------

OTHER ASSETS:
   Investment in California Water Service Group                                41,292                   41,413
   Unamortized debt issuance and reacquisition costs                            3,216                    3,300
   Regulatory assets                                                            7,227                    8,064
   Intangible pension asset                                                     4,357                    4,357
   Other                                                                        4,526                    4,292
                                                                           ----------                ---------

       Total other assets                                                      60,618                   61,426
                                                                           ----------                ---------

                                                                           $  571,115                  552,152
                                                                           ==========                =========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)

                                                                              JUNE 30              DECEMBER 31
                                                                                 2005                     2004
                                                                                 ----                     ----
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common stock                                                           $     9,521                    9,516
   Additional paid-in capital                                                  14,815                   14,306
   Retained earnings                                                          152,034                  148,525
   Accumulated other comprehensive income                                      12,272                   12,344
                                                                            ---------                ---------

       Total shareholders' equity                                             188,642                  184,691
                                                                            ---------                ---------

   Long-term debt, less current portion                                       145,557                  143,604
                                                                            ---------                ---------

       Total capitalization                                                   334,199                  328,295
                                                                            ---------                ---------

CURRENT LIABILITIES:
   Current portion of long-term debt                                              141                      275
   Accrued pump taxes and purchased water                                       6,464                    3,856
   Purchased power                                                              1,087                      848
   Accounts payable                                                             3,735                      870
   Accrued interest                                                             3,618                    3,619
   Accrued taxes                                                                3,836                      890
   Accrued payroll                                                              1,195                    1,066
   Work order deposit                                                             764                      773
   Other current liabilities                                                    2,967                    3,154
                                                                            ---------                ---------

       Total current liabilities                                               23,807                   15,351
                                                                            ---------                ---------

DEFERRED INCOME TAXES                                                          48,910                   49,507
UNAMORTIZED INVESTMENT TAX CREDITS                                              1,885                    1,915
ADVANCES FOR CONSTRUCTION                                                      69,382                   65,251
CONTRIBUTIONS IN AID OF CONSTRUCTION                                           79,899                   78,655
DEFERRED REVENUE                                                                1,298                    1,282
POSTRETIREMENT BENEFIT PLANS                                                    9,096                    9,359
OTHER NONCURRENT LIABILITIES                                                    2,639                    2,537
                                                                            ---------                ---------

                                                                            $ 571,115                  552,152
                                                                            =========                =========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                             2005          2004
                                                                                             ----          ----
OPERATING ACTIVITIES:
Net income                                                                               $  8,396         6,581
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            9,886         9,100
   Deferred income taxes                                                                     (627)        2,560
   Stock-based compensation                                                                   684           581
   Changes in operating assets and liabilities:
      Accounts receivable and accrued unbilled utility revenue                             (8,002)       (7,449)
      Accounts payable, purchased power and other current liabilities                       2,915         4,337
      Accrued pump taxes and purchased water                                                2,608         3,448
      Accrued taxes                                                                         2,946         1,625
      Accrued payroll                                                                         129            55
      Work order deposits                                                                      (8)         (643)
      Prepaid expenses and materials and supplies                                             314           101
      Deferred revenue                                                                         17           (43)
      Other noncurrent assets and noncurrent liabilities                                      804        (1,438)
Other changes, net                                                                             66           566
                                                                                        ---------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  20,128        19,381

INVESTING ACTIVITIES:
Additions to utility plant                                                                (21,429)      (20,538)
Additions to nonutility property                                                             (231)         (265)
Cost to retire utility plant, net of salvage                                                   28          (158)
Purchases of short-term investments                                                        (2,950)            -
                                                                                        ---------      --------


NET CASH USED IN INVESTING ACTIVITIES                                                     (24,582)      (20,961)

FINANCING ACTIVITIES:
Long-term borrowings                                                                        1,953             -
Repayments of long-term borrowings                                                           (135)         (121)
Stock buyback                                                                                (185)          (28)
Dividends paid                                                                             (4,888)       (4,599)
Exercise of stock options                                                                      16            (5)
Receipts of advances and contributions in aid of construction                               7,361         2,262
Refunds of advances for construction                                                         (897)         (937)
                                                                                        ---------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         3,225        (3,428)
NET CHANGE IN CASH AND EQUIVALENTS                                                         (1,229)       (5,008)
                                                                                        ---------      --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                  10,899        10,278

CASH AND EQUIVALENTS, END OF PERIOD                                                     $   9,670         5,270
                                                                                        =========      ========
Cash paid during the period for:
Interest                                                                                $   5,248         5,084
Income taxes                                                                                2,951           (14)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1.     GENERAL
-------------------

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.'s 2004 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climactic conditions can cause seasonal water consumption by residential customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12 month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater and lower in the winter when cooler temperatures and increased rainfall curtail water usage and sales.

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share and comprehensive earnings per share are calculated using the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and deferred restricted common stock awards granted under SJW Corp.'s Long-Term Incentive Plan (the "Incentive Plan") and income available to common shareholders and comprehensive income, respectively, adjusted for recognized stock compensation expense.

For the three months ended June 30, 2005 and 2004, the basic weighted average number of common shares was 9,136,172 and 9,138,841, respectively. For the six months ended June 30, 2005 and 2004, the basic weighted average number of common shares was 9,135,843 and 9,136,758, respectively. For the three and six month periods ended June 30, 2005, the diluted weighted average number of common shares outstanding was 9,232,708 and 9,226,839, respectively. The diluted weighted average number of common shares was 9,193,895 and 9,191,077, respectively, for the three and six month periods ending June 30, 2004.

NOTE 2.     LONG-TERM INCENTIVE PLAN
------------------------------------

         Common Shares
         -------------

SJW Corp. has reserved 900,000 common shares for issuance under its Incentive Plan (Defined in Note 1). As of June 30, 2005, 9,031 shares have been issued pursuant to the Incentive Plan, and 179,191 shares are issuable upon the exercise of outstanding options and deferred restricted stock. The remaining shares available for issuance under the Incentive Plan are 711,778. The total compensation cost charged to income under the Incentive Plan for the three and six months ended June 30, 2005 was $277,000 and $617,000 and for the three and six months ended June 30, 2004 was $290,000 and $581,000, respectively. The total benefit, including non-employee directors' converted post-retirement benefits, recorded in shareholders' equity under the Incentive Plan was $229,000, and $684,000, respectively.

SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes. The assumptions utilized include:

                                               2005          2004        2003
                                               ----          ----        ----

         Expected dividend yield               2.65%       3.3 %         3.4 %
         Expected volatility                  25.3 %      23.6 %        27.0 %
         Risk-free interest rate               3.54%       3.22%         2.86%
         Expected holding period in years      5.0         5.0           5.0


         Stock Options
         -------------

Awards in the form of stock option agreements under the Incentive Plan allow optionees to purchase common shares at a specified price. In January 2005, options to purchase in the aggregate amount of 21,742 shares were issued at an exercise price of $35.26 per share, and the weighted average fair value was $7.38, at the date of grant. For the six months ended June 30, 2005 and 2004, 796 and 266 common shares were issued upon exercise of options, respectively. Shares subject to outstanding options under the Incentive Plan were 75,951 and 54,919 as of June 30, 2005 and 2004, respectively.

SJW Corp. has recognized stock compensation expense for the stock options granted under the Incentive Plan of $38,000 and $98,000, respectively, for the three and six months ended June 30, 2005, and $32,000 and $35,000, respectively, for the three and six months ended June 30, 2004.

         Deferred Restricted Stock Plans
         -------------------------------

As of June 30, 2005 and 2004, deferred restricted stock awards for 41,670 shares have been granted to a key employee of SJW Corp. SJW Corp. has recognized stock compensation expense related to these deferred restricted stock units of

$119,000 and $257,000, respectively, for the three and six months ended June 30, 2005, and $128,000 and $256,000, respectively, for the three and six months ended June 30, 2004.

As of June 30, 2005 and 2004, deferred restricted stock awards for an aggregate of 55,524 shares have been granted to non-employee Board members who elected to receive their existing and future cash pension benefits in deferred restricted stock awards under the Deferred Restricted Stock Program. As of June 30, 2005, 4,206 shares were issued pursuant to deferred restricted stock awards to a retired non-employee Board member. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", SJW Corp. has recognized stock compensation expense of $91,000 and $202,000, respectively, for the three and six months ended June 30, 2005 and $102,000 and $204,000, respectively, for the three and six months ended June 30, 2004, related to deferred restricted stock awards under the Deferred Restricted Stock Program.

In January 2005, deferred restricted stock awards covering 2,968 shares were issued to the non-employee Board members who elected to convert their annual retainer fee at a conversion price of $36.40 per share under the Deferred Restricted Stock Program. As of June 30, 2005 and 2004, SJW Corp. has granted deferred restricted stock awards for 7,888 and 4,920 shares in lieu of cash retainer fees, respectively. For the three and six months ended June 30, 2005, SJW Corp. has recognized stock compensation expense of $28,000 and $58,000, respectively, related to deferred restricted stock awards granted to non-employee Board members in connection with their annual retainers.

         Dividend Equivalent Rights
         --------------------------

Under the Incentive Plan, holders of options and deferred restricted stock awards have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation expenses are measured and recognized on dividend equivalent rights on the date they are granted. The stock compensation expenses on stock options and deferred restricted stock awards reported in this Note 2 include the stock compensation expenses recognized on the dividend equivalent rights. As of June 30, 2005 and 2004, 6,393 and 1,908 dividend equivalent rights were converted to deferred restricted stock awards, respectively, and $98,000 and $81,000 related to dividend equivalent rights were accrued as a liability.

The stock options, deferred restricted stock programs, and dividend equivalent rights are all offered through SJW Corp.'s Incentive Plan.


NOTE 3.     NONREGULATED BUSINESS
---------------------------------

The business activities of SJW Corp. consist primarily of its subsidiary, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC) that operates within a service area approved by the CPUC. Included in the total operating revenue and operating expense are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems
(CMWS), parking and lease operations of several commercial buildings and properties of SJW Land Company (SJW Land), and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service, LLC

(CCWS). The following tables represent the distribution of the regulated and nonregulated business activities for the three and six months ended June 30, 2005 and 2004:


                                 Three Months Ended                          Three Months Ended
                                     June 30 2005                               June 30 2004
                                    -------------                               -------------
                                                         (in thousands)
                                             Non                                           Non
                        Regulated      Regulated           Total      Regulated      Regulated        Total
                        ---------      ---------           -----      ---------      ---------        -----
   Revenue              $  42,761       $  2,038       $  44,799       $ 43,063        $ 2,546     $ 45,609
   Expenses                35,282          1,681          36,963         36,426          2,073       38,499
                          -------         ------          ------         ------          -----       ------

Operating Income        $   7,479       $    357       $   7,836       $  6,637        $   473     $  7,110
                          =======         ======          ======         ======          =====       ======


                                   Six Months Ended                            Six Months Ended
                                     June 30 2005                               June 30 2004
                                     -------------                               -------------
                                                          (in thousands)
                                              Non                                          Non
                         Regulated      Regulated        Total        Regulated      Regulated      Total
                         ---------      ---------        -----        ---------      ---------      -----
   Revenue              $ 74,272        $ 3,834        $ 78,106       $ 72,114        $ 4,558     $ 76,672
   Expenses               62,162          3,228          65,390         62,036          3,541       65,577
                          ------          -----          ------         ------          -----       ------

Operating Income        $ 12,110        $   606        $ 12,716       $ 10,078        $ 1,017     $ 11,095
                          ======          =====          ======         ======          =====       ======


NOTE 4.     NONUTILITY PROPERTY
-------------------------------

The major components of net nonutility property as of June 30, 2005 and December 31, 2004 are as follows:

                                                         June 30 2005                  December 31 2004
                                                         -------------                -----------------
                                                                        (in thousands)
Land                                                          $  7,246                    $  8,139
Buildings and improvements                                      25,452                      26,784
Intangibles                                                        231                         231
                                                                ------                      ------

Less: accumulated depreciation and amortization                  3,515                       3,167
                                                                ------                      ------

Total                                                         $ 29,414                    $ 31,987
                                                                ======                      ======

Depreciation of nonutility property is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years.

NOTE 5.     EMPLOYEE BENEFIT PLANS
----------------------------------

The components of net periodic benefit costs for SJW Corp.'s pension plan and Supplemental Executive Retirement Plan for the three and six months ended June 30, 2005 and 2004 are as follows:

                                               Three Months Ended                       Six Months Ended
                                                    June 30                                  June 30
                                               2005        2004                     2005               2004
                                               ----        ----                     ----               ----
                                                                  (in thousands)
         Service cost                        $   513         438                  $ 1,027               876
         Interest cost                           889         762                    1,777             1,524
         Other cost                              341         238                      681               476
         Expected return on  assets             (706)       (639)                  (1,411)           (1,278)
                                               -----        ----                    -----             -----

                                             $ 1,037         799                  $ 2,074             1,598
                                               =====        ====                    =====             =====

As of June 30, 2005, the SJW Corp. has contributed $1,900,000 to the pension plan and expects to contribute an additional $1,000,000 to the pension plan and $343,000 to its other post-retirement plan in 2005.


NOTE 6.     SEGMENT REPORTING
-----------------------------

SJW Corp. is a holding company with three  subsidiaries:  San Jose Water Company
(SJWC), a water utility operation with both regulated and nonregulated businesses, SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P., which operates parking facilities and commercial building rentals, and Crystal Choice Water Service LLC (CCWS), a business providing the sale and rental of water conditioning and purification equipment. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, SJW Corp. has determined that it has two reportable business segments. The first is that of providing water utility and utility-related services to its customers, provided through SJW Corp.'s subsidiary, SJWC. The second segment is property management and development activity conducted by SJW Land Company.

SJW Corp.'s reportable segments have been determined based on information used by the chief operating decision-maker. SJW Corp.'s chief operating decision-maker is its President and Chief Executive Officer (CEO). The CEO reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets.

The tables below set forth information relating to SJW Corp.'s reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of SJW Corp. not included in the reportable segments is included in the "All Other" category.


                                                               Three Months Ended June 30 2005
                                                                       (in thousands)
                                                                 SJW Land          All                 SJW
                                                 SJWC             Company         Other*             Corp.
                                                 ---------------------------------------------------------
Operating revenue                           $  43,717           $     770      $     312         $  44,799
Operating expense                              35,978                 450            535            36,963
Net income                                      5,482                 178             55             5,715
Depreciation and amortization                   4,688                 156             19             4,863
Interest expense                                2,384                 223              -             2,607
Income tax expense                              3,916                 131            (99)            3,948
Assets                                      $ 490,604           $  36,736      $  43,775         $ 571,115


                                                               Three Months Ended June 30 2004
                                                                       (in thousands)
                                                                 SJW Land          All                SJW
                                                 SJWC             Company         Other*             Corp.
                                                 ---------------------------------------------------------
Operating revenue                           $  44,181           $     990      $     438         $  45,609
Operating expense                              37,457                 435            607            38,499
Net income                                      4,460                 223            124             4,807
Depreciation and amortization                   4,513                 175             19             4,707
Interest expense                                2,382                 314              -             2,696
Income tax expense                              3,260                 164            (71)            3,352
Assets                                      $ 463,908           $  32,658      $  32,912         $ 529,478


                                                               Six Months Ended June 30 2005
                                                                       (in thousands)
                                                                 SJW Land          All                SJW
                                                 SJWC             Company         Other*             Corp.
                                                 ---------------------------------------------------------
Operating revenue                           $  75,893            $  1,564      $     649         $  78,106
Operating expense                              63,364                 947          1,079            65,390
Net income                                      7,974                 277            145             8,396
Depreciation and amortization                   9,535                 312             39             9,886
Interest expense                                4,774                 449              -             5,223
Income tax expense                              5,773                 266           (171)            5,868
Assets                                      $ 490,604            $ 36,736      $  43,775         $ 571,115


                                                               Six Months Ended June 30 2004
                                                                       (in thousands)
                                                                 SJW Land          All                SJW
                                                 SJWC             Company         Other*             Corp.
                                                 ---------------------------------------------------------
Operating revenue                           $  73,840           $   1,927      $     905         $  76,672
Operating expense                              63,385                 977          1,215            65,577
Net income                                      5,877                 431            273             6,581
Depreciation and amortization                   8,758                 303             39             9,100
Interest expense                                4,764                 460              -             5,224
Income tax expense                              4,376                 343           (122)            4,596
Assets                                      $ 463,908            $ 32,658       $ 32,912          $529,478


*The "All Other" category includes CCWS, and without regard to its subsidiaries, SJW Corp. Please refer to Notes to Consolidated Financial Statements in SJW Corp.'s 2004 Annual Report on Form 10-K.


NOTE 7.     STOCK REPURCHASE
----------------------------

On April 29, 2004, SJW Corp.'s Board of Directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the next 36 months.

In 2004, SJW Corp. repurchased a total of 4,295 shares of its outstanding common stock at the prevailing price in the open market at an aggregate cost of $144,000. No shares were repurchased in the first three months of 2005. During the second quarter of 2005, SJW Corp. repurchased a total of 4,736 shares of its outstanding common stock at the prevailing price in the open market at an aggregate cost of $185,000. All repurchased shares have been cancelled and are considered authorized and unissued.


NOTE 8.     COMMITMENTS
-----------------------

SJW Corp.'s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company.


NOTE 9.     SHORT-TERM INVESTMENTS
----------------------------------

As of June 30, 2005, SJW Corp. held approximately $2,950,000 in short-term municipal and other investments. The fair market value of the investments approximates the original cost of the investments.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including "expect", "estimate", "anticipate" and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled "Factors that May Affect Future Results" under this Item 2 and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-K, Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.


GENERAL:
-------

SJW Corp. is a holding company with three subsidiaries.

San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area.

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations, billings and cash remittance services.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns and operates parking facilities, which are located adjacent to San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings, other undeveloped land primarily in the San Jose Metropolitan area, some properties in the states of Florida and Connecticut, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a Variable Interest Entity within the scope of FIN 46R, and as a result, it has been consolidated with SJW Land Company.

Crystal Choice Water Service LLC, a subsidiary 75% owned by SJW Corp., engages in the sale and rental of water conditioning and purification equipment.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of June 30, 2005.


BUSINESS STRATEGY:
-----------------

SJW Corp. focuses its business initiatives in four strategic areas:

     (1) Regional regulated utility operations in the San Jose metropolitan area.

     (2) Regional nonregulated water and utility-related services provided in accordance with the guidelines established by the California Public Utilities Commission (CPUC).

     (3)      Real estate  development  and  investment  activities  in SJW Land
              Company.

     (4) Out-of-region water and utility-related services, primarily in the Western United States.

         Regional Regulated Activities
         -----------------------------

SJW Corp.'s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary. SJW Corp. effectively plans and applies a diligent and disciplined approach to improving and maintaining its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

         Regional Nonregulated Activities
         --------------------------------

San Jose Water Company also seeks appropriate nonregulated business opportunities that fit its existing operations or that allow it to extend its core competencies beyond existing operations. San Jose Water Company seeks opportunities to fully utilize its capability and existing capacity by providing services to other regional water systems, benefiting its existing regional customers through increased efficiencies and revenue sharing.

Operating in accordance with guidelines established by the CPUC, San Jose Water Company provides nonregulated water services under agreements with municipalities and other utilities. Nonregulated services include water system operations, billings and cash remittance processing, maintenance services, and telecommunication antenna leasing.

         Real Estate Development and Investment
         --------------------------------------

SJW Land Company's real estate  investments  diversifies  SJW Corp.'s asset base
and  balances  SJW  Corp.'s   concentration  in  regulated  assets.   SJW  Corp.

anticipates that its real estate development program will increase its overall financial strength, flexibility, and shareholder value.

SJW Land Company implements its strategy by exchanging selected real estate assets for high quality, relatively low risk investments with a capital structure and risk and return profile that is consistent with SJW Corp.'s consolidated capital structure and risk and return profile.

         Out-of-Region Opportunities
         ---------------------------

SJW Corp. is also pursuing opportunities to participate in out-of-region water and utility-related services, particularly regulated water businesses, in the Western United States. SJW Corp. systematically evaluates out-of-region and out-of-state opportunities primarily in regulated water businesses that meet SJW Corp.'s risk and return profile.

The factors SJW Corp. considers in evaluating such opportunities include:

    o regulatory environment;

    o synergy potential;

    o general economic conditions;

    o additional growth opportunities within the region;

    o water quality and environmental issues; and

    o capital requirements.

SJW Corp. cannot be certain it will be successful in locating appropriate opportunities in all of the above business activities and initiatives in our region and out-of-region and if it does, in consummating any transactions relating to such opportunities. In addition, any transaction will involve numerous risks. These include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities of the acquired assets, the risk of diverting management's attention from normal daily operations of the business, negative impact to our financial condition and operating results, the risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.


CRITICAL ACCOUNTING POLICIES:
----------------------------

SJW Corp. has identified the accounting policies below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on

SJW Corp.'s business operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect SJW Corp.'s reported and expected financial results. SJW Corp.'s critical accounting policies are as follows:

         Balancing Account
         -----------------

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

The balancing account under-collection balance accrued prior to November 29, 2001 is now being recovered by way of a 12-month Quantity Rate surcharge authorized by the CPUC. There have not been any changes in purchased water, power and pump taxes since August 19, 2004 when the CPUC issued the final decision (D.04-08-054) in San Jose Water Company's General Rate Case Application. As of June 30, 2005 and December 31, 2004, the balancing account net under-collection balance was, including interest on approved amounts, $604,000 and $610,000, respectively.

         Revenue Recognition
         -------------------

San Jose Water Company's revenue from metered customers includes billing to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. San Jose Water Company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and the San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company's estimates are determined. As of June 30, 2005 and December 31, 2004, accrued unbilled revenue was $13,931,000 and $6,605,000, respectively.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company's nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services have been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

         Recognition of Regulatory Assets and Liabilities
         ------------------------------------------------

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgment that it is probable that the costs will be recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in the future for ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance had to be recognized as of June 30, 2005 and December 31, 2004. The net regulatory assets recorded by San Jose Water Company as of June 30, 2005 and December 31, 2004 was $7,227,000 and $8,064,000, respectively.

         Income Taxes
         ------------

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

         Pension Accounting
         ------------------

San Jose Water Company offers a defined benefit plan, Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the employees, mortality, turnover and medical cost increases.

San Jose Water Company, through its Retirement Plan Administrative Committee (the Committee) managed by the representatives from the unions and management, establishes investment guidelines which specify that at least 30% of the investments are in bonds or cash. As of December 31, 2004, the plan assets consisted of approximately 30% bonds, 2% cash and 68% equities. The committee requires that equities be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distribution of assets is not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus risk related to foreign exchange fluctuation has been eliminated.

The plan assets are marked to market at the measurement date. The investment trust assets incurred unrealized market losses in the years prior to 2004. Unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes.

San Jose Water Company utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with outstanding amount of $1,000,000 or more in determining the discount rate used in calculating the pension and other postretirement benefit liabilities at the measurement date. For the year ending December 31, 2004, the composite discount rate used was 6.00%.

         Stock-Based Compensation Plans
         ------------------------------

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares, deferred restricted stock awards and dividend awards. Under the plan, a total of 900,000 common shares have been authorized for awards and grants. SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized for 2005 include: expected dividend yield of 2.65%, expected volatility of 25.3%, risk-free interest rate of 3.54%, expected holding period of five years.

In addition to option grants, SJW Corp. has granted deferred restricted stock awards to a key employee of SJW Corp., which were valued at market price at the date of grant. SJW Corp. is recognizing the fair market value of the deferred restricted stock awards granted as compensation expense, over the vesting period of three years as services are rendered.

Additionally, deferred restricted stock awards granted to non-employee board members from the conversion of cash pension benefits were valued at market price at the date of grant. SJW Corp. is correspondingly recognizing the fair market value of the unvested deferred restricted stock granted as compensation expense, over the vesting period of three years as services are rendered.

         Consolidation Policy of Majority-Owned Enterprises
         --------------------------------------------------

SJW Corp. consolidates its 75% controlling interest at Crystal Choice Water Service LLC in its Financial Statement with the 25% minority interest included as "other" in the Consolidated Statements of Income and Comprehensive Income and in "other non-current liabilities" in the Balance Sheet. Effective January 1, 2004, SJW Corp. adopted FASB Interpretation No. 46R, (FIN46R) "Consolidation of Variable Interest Entities". As a result of the adoption of FIN46R, SJW Corp. has identified its investment in 444 West Santa Clara Street, L.P. as a variable interest entity and that SJW Land Company as the primary beneficiary. SJW Corp. has consolidated 444 West Santa Clara Street, L.P. in its consolidated financial statements as of January 1, 2004.


         Recognition of Gain/Loss on Nonutility Property
         -----------------------------------------------

In compliance with the Uniform Systems of Accounts (USOA) prescribed by the CPUC and conforming to generally accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

Nonutility property in San Jose Water Company is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code
Section 790. Nonutility property in SJW Land Company and Crystal Choice Water Service LLC consists primarily of land, buildings, parking facilities and water conditioning equipment. Net gains or losses from the sale of nonutility property are recorded as a component of other income (expense) in the consolidated statement of income and comprehensive income.


RECENT ACCOUNTING PRONOUNCEMENTS:
--------------------------------

In December 2004, the Financial Accounting Standards Board issued a revised Statement No. 123, Share-Based Payment (Statement 123(R)), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method. Statement 123(R) is effective for SJW Corp. on January 1, 2006. SJW Corp. is utilizing a fair value option pricing model in calculating its options expense, which is an acceptable method under Statement 123(R), therefore, the adoption of Statement 123(R) is not expected to have a material impact on SJW Corp.'s financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 153 (Statement 153), Exchanges of Productive Assets: an Amendment of Opinion No. 29. As part of its short-term international convergence project with the

International Accounting Standard Board (IASB), on December 16, 2004, the FASB issued Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 153 amends APB No. 29, Accounting for Non-monetary Exchanges, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. Statement 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153, non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. Statement 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The adoption of Statement 153 is not expected to have a material impact on SJW Corp.'s financial position, results of operations or cash flows.

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 (Interpretation 47), Accounting for Conditional Asset Retirement Obligations. Interpretation 47 clarifies that the term "conditional asset retirement obligation" used in FASB Statement No. 143, Accounting for Asset
Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of Interpretation 47 is not expected to have a material impact on SJW Corp.'s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board issued Statement No. 154 (Statement 154), Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3. Under Statement No. 54, if the cumulative effect of the change in accounting principle can be determined, but it is impracticable to determine the specific effects of an accounting change on one or more prior periods presented, the change in accounting principle will have to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings or other components of equity for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle, the new accounting principle is to be applied prospectively from the earliest date practicable. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason that retrospective application is impracticable are to be disclosed. The requirements for Statement 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of Statement 154 is not expected to have a material impact on SJW Corp.'s financial position, results of operations or cash flows.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

San Jose Water Company's budgeted capital expenditures for 2005, exclusive of capital expenditures financed by customer contributions and advances, are

$33,761,000 with capital expenditures concentrated in water main replacements. Approximately $23,000,000 will be spent to replace San Jose Water Company's mains in 2005. Out of the total budgeted capital expenditures of $33,761,000, $13,619,000 has been spent as of June 30, 2005.

Starting in 1997, San Jose Water Company began a four-phased Infrastructure Study establishing a systematic approach to replace its utility infrastructure. Phases I and II of the Infrastructure Study analyzed San Jose Water Company's pipes and mains. Phases III and IV examined all other utility facilities. The Infrastructure Study was completed in July 2002 and is being used as a guide for future capital improvement programs. It will also serve as the master plan for San Jose Water Company's future improvements.

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

As of June 30, 2005, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 75%. SJW Corp. does not expect to make significant cash contributions to Crystal Choice Water Service LLC in 2005.

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

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and

50% equity. As of June 30, 2005, San Jose Water Company's funded debt and equity were 47.3% and 52.7%, respectively.

San Jose Water Company's internally generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company's capital expenditure. Due to its strong cash position and low financial leverage condition, funding for its future capital expenditure program will be provided primarily through long-term debt. San Jose Water Company and its parent, SJW Corp., do not anticipate the issuance of any common equity to finance future capital expenditures.

The availability of the cash proceeds from the condemnation gain in the fourth quarter of 2004 provided additional cash flow to SJW Corp. SJW Corp. and its subsidiaries are not expected to obtain any long-term financing in 2005. In accordance with the requirement of the Internal Revenue Code Section 1033, SJW Corp. will identify replacement property and reinvest the proceeds by November 2006.

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of June 30, 2005. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12 calendar month period would be less than 175% of interest charges. As of June 30, 2005, San Jose Water Company's funded debt was 47.3% of total capitalization and the net income for the preceding 12 months was 425% of interest charges.

In 2002, the California Department of Water Resources approved San Jose Water Company's application for an approximately $2,500,000 Safe Drinking Water State Revolving Fund (SDWSRF) 20-year loan at an interest rate of 2.39%. The funds in the above amount were obtained for modifications made to San Jose Water Company's Saratoga Water Treatment Plant. On June 15, 2005, $1,953,000 was funded. San Jose Water Company expects to receive funding for the remaining qualified amount in the third quarter of 2005.

In 2004, the California Department of Water Resources approved San Jose Water Company's application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of 20-years at an interest rate of 2.60%. These funds will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2005 when all documentation has been completed.

In connection with the acquisition of two properties in the states of Connecticut and Florida in April 2003, SJW Land Company executed mortgages in the aggregate amount of $9,900,000 in April 2003. The mortgage loans are due in 10 years and amortized over 25 years with a fixed interest rate of 5.96% and are secured by the two properties in the states of Connecticut and Florida. The loan agreements generally restrict San Jose Water Company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. The properties were leased to a multinational organization for a term of 20-years.

The 444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,185,000 as of June 30, 2005. The mortgage loan is due in April 2011 and amortized over 25 years with a fixed interest rate of 7.80%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. As of June 30, 2005, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $30,000,000. The lines of credit expire on July 1, 2006.


RESULTS OF OPERATIONS:
---------------------

         Overview
         --------

SJW Corp.'s consolidated net income for the three months ended June 30, 2005 was $5,715,000, an increase of $908,000 or 19% from $4,807,000 in the second quarter of 2004. For the six months ended June 30, 2005, earnings was $8,396,000, an increase of $1,815,000 or 28% from $6,580,000 for the same period in 2004.


         Operating Revenue
         -----------------

                                             Operating Revenue by Subsidiary
                                       Three Months Ended       Six Months Ended
                                            June 30                  June 30
                                        2005       2004         2005       2004
                                        ----       ----         ----       ----
                                                     (in thousands)

San Jose Water Company                $43,717    44,181      $75,893      73,840
SJW Land Company                          770       990        1,564       1,927
Crystal Choice Water Service              312       438          649         905
                                       ------    ------       ------      ------
                                      $44,799    45,609      $78,106      76,672
                                       ======    ======       ======      ======

The change in consolidated operating revenue was due to the following factors:

                                                          Three Months Ended             Six Months Ended
                                                         June 30 2005 vs. 2004         June 30 2005 vs. 2004
                                                          Increase/(decrease)           Increase/(decrease)
                                                          ------------------            ------------------
Utility:                                                                 (in thousands)
Consumption changes                                    $ (6,580)         (15%)      $ (8,111)      (11%)
New customers increase                                       252            -            387          -
Rate increases                                             5,866          13%          9,777        13%
Parking and rental                                         (221)            -           (363)         -
Crystal Choice Water Service LLC                           (127)            -           (256)         -
                                                        -------          ----        -------        ----

                                                       $   (810)          (2%)      $  1,434         2%
                                                        =======          ====        =======        ====



         Operating Expenses
         ------------------

                                                                Operating Expenses by Subsidiary
                                                          Three Months Ended        Six Months Ended
                                                                June 30                  June 30
                                                        2005          2004           2005      2004
                                                        ----          ----           ----      ----
                                                                         (in thousands)
San Jose Water Company                                 $35,978       37,434       $63,364     63,385
SJW Land Company                                           450          459           947        977
Crystal Choice Water Service LLC                           341          439           771        881
SJW Corp.                                                  194          167           308        334
                                                        ------       ------        ------     ------

                                                       $36,963       38,499       $65,390     65,577
                                                        ======       ======        ======     ======


The change in operating expenses from the same period in 2004 was due to the following factors:


                                                          Three Months Ended               Six Months Ended
                                                          June 30 2005 vs. 2004         June 30 2005 vs. 2004
                                                          Increase/(decrease)             Increase/(decrease)
                                                          ------------------              ------------------
                                                                               (in thousands)
Water production costs:
     Increased surface water supply                          $   (676)     (2%)            $   (102)        -
     Usage and new customers                                   (3,939)    (10%)              (5,455)      (8%)
     Pump tax and purchased water price increase                1,364       4%                2,116        4%
     Other                                                         91        -                  130         -
                                                              -------      ---              -------       ---

         Total water production costs                          (3,160)     (8%)              (3,311)      (4%)
                                                              -------      ---              -------       ---

Nonwater production costs:
     Administrative and general                                   554       2%                  793        1%
     Other operating expense                                      129        -                   71         -
     Maintenance                                                  163        -                   94         -
     Property taxes and other nonincome taxes                      26        -                  108         -
     Depreciation and amortization                                156        -                  786        1%
                                                              -------      ---              -------       ---

         Total nonwater production costs                        1,028       2%                1,852        2%
                                                              -------      ---              -------       ---

Income taxes                                                      596       2%                1,272        2%
                                                              -------      ---              -------       ---

         Total operating expenses                            $ (1,536)     (4%)            $   (187)        -
                                                              =======      ===              =======       ===


San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water and its availability will significantly impact the water production costs of San Jose Water Company.

Water production for the three months and six months ended June 30, 2005 decreased 2,592 million gallons and 3,581 million gallons from the same period in 2004. During these periods, more surface water was used when compared to the same period in 2004.

The change in San Jose Water Company's source of supply mix was as follows:

                                             Three Months Ended                    Six Months Ended
                                            June 30 2005 vs. 2004                June 30 2005 vs. 2004
                                             Increase/(decrease)                  Increase/(decrease)
                                             ------------------                   ------------------
                                                               (in  million gallons)
Purchased water                              (450)        (3%)                      (444)         (2%)
Surface water                                 445          3%                         67            -
Ground water                               (2,515)       (17%)                    (3,125)        (13%)
Reclaimed water                               (72)         -                         (79)           -
                                           ------     ------                      ------        -----

                                           (2,592)       (17)                     (3,581)        (15%)
                                           ======     ======                      ======        =====

The changes in the source of supply mix were consistent with the changes in the water production costs.

Nonwater production costs include administrative costs which contains costs for employee benefits and salaries and wages. In 2004, SJW Corp. has incurred approximately $1,200,000 in direct and indirect fees and costs in compliance with Sarbanes Oxley Section 404 internal control requirements. Such costs are primarily included in general and administrative expenses and are expected to be recurring in 2005. In addition, depreciation expense increased $156,000 on added utility plant.

Income tax expense for the second quarter and six months ended June 30, 2005 increased by $596,000 and $1,272,000, respectively, over the same periods in 2004 due to higher earnings in 2005. The effective income tax rates for the periods ended June 30, 2005 and 2004 approximated 41%.

The changes in comprehensive income for the three and six months ended June 30, 2005 and 2004 were due to the changes in market value of the investment in California Water Service Group.


FACTORS THAT MAY AFFECT FUTURE RESULTS:
--------------------------------------

         Water Supply and Energy Resources
         ---------------------------------

San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2005 remains comparable to the 30-year normal level.

On June 27, 2005, the SCVWD's 10 reservoirs were 84.9% full with 143,440 acre-feet of water in storage. The rainfall in the first six months of 2005 was approximately 149% of historical season average.

Rainfall at San Jose Water Company's Lake Elsman was measured at 59.84 inches for the season of July 1, 2004 through June 30, 2005, which is 148.5% of the five-year average. Local surface water is a less costly source of water and its availability significantly impacts San Jose Water Company's results of operations.

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

         Regulatory Affairs
         ------------------

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the California Public Utilities Commission
(CPUC). The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The timing of the rate decision could have an impact on the result of operations.

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

Pursuant to Public Utilities Code Section 455.2, San Jose Water Company is allowed to recover, via a 12-month Quantity Rate surcharge authorized by the CPUC effective January 1, 2005, $4,968,000 of under-collected revenue due to regulatory delay in implementation of new rates in 2004. Additionally, the scheduled rate increase of $4,283,000 described above was also authorized by the CPUC effective January 1, 2005.

Pursuant to the CPUC's general rate case decision (D.04-08-054), on January 25, 2005, San Jose Water Company filed an advice letter requesting authorization to increase rates by $785,000 via a rate base offset for plant additions completed at San Jose Water Company's Saratoga Water Treatment Plant and their Montevina Water Treatment Plant. This rate increase became effective May 13, 2005.

         Balancing Account Recovery Procedures
         -------------------------------------

On March 16, 2004, the CPUC affirmed its June 19, 2003 decision (D.03-06-072), in which the CPUC revised the existing procedures for recovery of under-collections and over-collections in balancing accounts existing on or after November 29, 2001 as follows: (1) If a utility is within its rate case cycle and is not over-earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over-earning, the over-earnings will be used as a measure by which recovery of offset expenses in the balancing account will be reduced. For example, if the amount of the over-earning is equal to or exceeds the amount of offset expenses to be recovered in the balancing account, those expenses shall be reduced to zero. Any offset expenses accumulated in the balancing account would be amortized below the line and any offset revenues collected in the balancing account would be returned to ratepayers. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The expenses used in this earnings test shall be adjusted for any "extraordinary" expenses and revenue shall be adjusted for any "extraordinary" revenue. The earnings test will use recorded rate base. Utilities must file for recovery of the balancing account balances before March 31 of every year.

On August 19, 2004, the CPUC issued the final decision (D.04-08-054) granting recovery of the under-collection of the pre-November 29, 2001 Balancing Account by way of a 12-month Quantity Rate Surcharge. The surcharge became effective August 24, 2004.

On September 9, 2003 and March 30, 2004, San Jose Water Company filed two compliance filings requesting CPUC review of the balancing account over-collected balance of approximately $382,000, accrued between November 29, 2001 and December 31, 2003. On June 15, 2004, the CPUC notified San Jose Water Company that the over-collected balances had been verified and should be carried forward to the next review period. As of June 30, 2005 and December 31, 2004, the approved balance is an over-collection of $395,000 and $389,000, respectively, including interest on approved amounts.

On March 30, 2005, San Jose Water Company filed a compliance filing requesting the CPUC review of the balancing account under-collected balance of approximately $999,000, accrued between January 1, 2004 and December 31, 2004.

The CPUC has not completed its review of the balance and the final amount that San Jose Water Company is allowed to carry over could change.

There have not been any changes in purchased water and pump taxes since August 19, 2004 when the CPUC issued the final decision (D.04-08-054) in San Jose Water Company's General Rate Case Application. There have been changes in the purchased power costs in 2004 that affects the balancing account in 2005. San Jose Water Company is currently computing the over/under-collected balance in 2005. San Jose Water Company does not anticipate the changes in the balancing account to be material.

The following is a summary of the balancing account:

                                           June 30 2005       December 31 2004
                                           -------------      -----------------
Over-collected balancing account
11/29/01 to 12/31/03                          $  (382)              $  (382)
Under-collected balancing account
1/1/2004 to 12/31/2004
(currently under review by CPUC)                  999                   999
                                               ------                   ---
Subtotal                                          617                   617

Interest on approved amounts                      (13)                   (7)
                                               ------                ------

Net under-collected balancing account         $   604               $   610
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


ITEM 4.     CONTROLS AND PROCEDURES

         (a) SJW Corp.'s management, with the participation of the SJW Corp.'s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SJW Corp.'s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.'s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

         (b) There has been no change in internal control over financial reporting during the second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.


                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.'s financial position, results of operations or cash flows.


ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
            PURCHASES OF EQUITY SECURITIES


On April 29, 2004, SJW Corp. announced that its board of directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the 36-months period following its announcement. Below is the transaction carried out in 2005.

                                                                                          Maximum
                                                              Total Number              Number of
                                                                 of Shares            Shares That
                  Total Number                                Purchased as                May Yet
                     of Shares       Average Price        Part of Publicly           Be Purchased
      Period         Purchased      Paid per Share          Announced Plan         Under the Plan
      ------         ---------      --------------          --------------         --------------
May 1, 2005-
May 31, 2005             4,736              $39.05                  4,736                 90,969

       Total             4,736              $39.05                  4,736                 90,969
                         =====              ======                  =====                 ======

There were no shares repurchased during the months of April and June 2005. In addition, there were no shares purchased during the first three months of 2005. As of June 30, 2005, the total shares repurchased since inception of the plan were 9,031.


ITEM 3.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2005 Annual Meeting of Shareholders of the SJW Corp. held on April 28, 2005, an Employee Stock Purchase Plan, which was adopted by the Board of Directors of SJW Corp. on January 27, 2005, was approved, eight individuals listed below were re-elected to the Board of Directors and the appointment of KPMG LLP as independent auditors for 2005 was ratified by the following votes:

Proposal 1:  Election of Directors.

Name of Director                        In Favor                   Withheld
----------------                        --------                   --------

Mark L. Cali                            8,590,955                    68,328
J. Philip DiNapoli                      8,593,823                    65,460
Drew Gibson                             8,596,823                    62,460
Douglas King                            8,595,196                    64,087
George E. Moss                          8,585,863                    73,420
W. Richard Roth                         8,595,191                    64,092
Charles J. Toeniskoetter                8,556,912                   102,371
Frederick R. Ulrich, Jr.                8,217,665                   441,618


Proposal 2: Employee stock purchase plan:

In Favor             Against             Abstain              Broker Non-votes
--------             -------             -------              ----------------
6,811,307            120,193             238,618                  1,489,165


Proposal 3:  Ratification of appointment of independent auditors for 2005:

In Favor             Against             Abstain              Broker Non-votes
--------             -------             -------              ----------------
8,579,957            47,851              31,474                      1


ITEM 4.     OTHER INFORMATION

On July 28, 2005, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.2675 per common share. The dividend will be paid
September 1, 2005, to shareholders of record as of the close of business on August 8, 2005.

ITEM 5.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required to be filed by Item 601 of Regulation S-K.

              See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on June 30, 2005.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.


DATE: AUGUST 5, 2005                     BY /S/ ANGELA YIP
                                         -----------------
                                         ANGELA YIP
                                         CHIEF FINANCIAL OFFICER AND TREASURER

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                Description of Document
----------                 -----------------------

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