Form 10-Q
period 2005-09-30
SJW CORP
filed 2005-11-04
CIK 766829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                September 30, 2005
--------------------------------------------------------------------------------

   Commission file number                                        1-8966
--------------------------------------------------------------------------------

                                    SJW Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       California                                                 77-0066628
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)


   374 West Santa Clara Street, San Jose, CA                          95113
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Common shares outstanding as of November 1, 2005 are 9,135,441.

                                                    PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
            --------------------

                                                     SJW CORP. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      AND COMPREHENSIVE INCOME
                                                             (UNAUDITED)
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS                       NINE MONTHS
                                                              ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
                                                               2005             2004            2005              2004
                                                           --------          -------       ---------         ---------
OPERATING REVENUE                                          $ 58,469           52,297       $ 136,575           128,969
OPERATING EXPENSES
   Operation:
       Purchased water                                       15,512           14,396          34,431            32,572
       Power                                                  1,872            2,108           3,392             4,519
       Pump taxes                                             7,285            8,266          13,145            17,289
       Administrative and general                             5,311            4,462          14,899            13,256
       Other                                                  3,701            3,108          10,308             9,644
   Maintenance                                                2,252            2,216           6,633             6,503
   Property taxes and other nonincome taxes                   1,476            1,352           4,238             4,006
   Depreciation and amortization                              5,042            4,689          14,928            13,789
   Income taxes                                               5,755            3,960          11,622             8,556
                                                           --------          -------       ---------         ---------
Total operating expenses                                     48,206           44,557         113,596           110,134
                                                           --------          -------       ---------         ---------
OPERATING INCOME                                             10,263            7,740          22,979            18,835
Interest on long-term debt                                   (2,382)          (2,372)         (7,155)           (7,136)
Dividend income                                                 313              311             940               932
Sale of nonutility property, net of taxes of $761             1,095                -           1,095                 -
Other, net                                                      (62)            (149)           (236)             (520)
                                                           --------          -------       ---------         ---------
NET INCOME                                                 $  9,227            5,530       $  17,623            12,111
                                                           ========          =======       =========         =========
Other comprehensive income:
   Unrealized income on investment                         $  4,026            2,002       $   3,905             2,166
   Income taxes                                              (1,651)            (821)         (1,601)             (888)
                                                           --------          -------       ---------         ---------
Other comprehensive income, net                               2,375            1,181           2,304             1,278
                                                           --------          -------       ---------         ---------
COMPREHENSIVE INCOME                                       $ 11,602            6,711       $  19,927            13,389
                                                           ========          =======       =========         =========
EARNINGS PER SHARE
   Basic                                                   $   1.01             0.61       $    1.93              1.33
   Diluted                                                 $   1.00             0.60       $    1.91              1.32
                                                           ========          =======       =========         =========
COMPREHENSIVE INCOME PER SHARE
   Basic                                                   $   1.27             0.74       $    2.18              1.47
   Diluted                                                 $   1.25             0.73       $    2.16              1.46
                                                           ========          =======       =========         =========
DIVIDENDS PER SHARE                                        $   0.26             0.25       $    0.79              0.76
                                                           ========          =======       =========         =========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                  9,135,441        9,137,433       9,135,710         9,136,986
   Diluted                                                9,250,491        9,198,718       9,234,724         9,193,627

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
                                        2

                                                     SJW CORP. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                         SEPTEMBER 30              DECEMBER 31
                                                                                 2005                     2004
                                                                           ----------                ---------
ASSETS
UTILITY PLANT:
   Land                                                                   $     1,735                    1,735
   Depreciable plant and equipment                                            631,947                  605,420
   Construction in progress                                                    10,722                    4,595
   Intangible assets                                                            7,840                    7,840
                                                                          -----------                ---------

       Total utility plant                                                    652,244                  619,590

Less accumulated depreciation and amortization                                204,484                  189,221
                                                                          -----------                ---------

       Net utility plant                                                      447,760                  430,369
                                                                          -----------                ---------

NONUTILITY PROPERTY                                                            33,526                   35,154
Less accumulated depreciation                                                   3,590                    3,167
                                                                          -----------                ---------

       Net nonutility property                                                 29,936                   31,987
                                                                          -----------                ---------

CURRENT ASSETS:
   Cash and equivalents                                                        11,152                   10,899
   Accounts receivable:
       Customers, net of allowances for uncollectible accounts                 11,801                    8,044
       Other                                                                    4,907                      611
   Unbilled utility revenue                                                    15,249                    6,605
   Long-lived assets held-for-sale                                                282                        -
   Materials and supplies                                                         635                      559
   Prepaid expenses                                                             2,388                    1,652
                                                                          -----------                ---------

       Total current assets                                                    46,414                   28,370
                                                                          -----------                ---------

OTHER ASSETS:
   Investment in California Water Service Group                                45,318                   41,413
   Unamortized debt issuance and reacquisition costs                            3,174                    3,300
   Regulatory assets, net                                                       7,227                    8,064
   Intangible pension asset                                                     4,357                    4,357
   Other                                                                        3,967                    4,292
                                                                          -----------                ---------

       Total other assets                                                      64,043                   61,426
                                                                          -----------                ---------

                                                                          $   588,153                  552,152
                                                                          ===========                =========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                        3

                                                     SJW CORP. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                         SEPTEMBER 30                 DECEMBER 31
                                                                                 2005                        2004
                                                                            ---------                     -------
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
   Common stock                                                             $   9,521                       9,516
   Additional paid-in capital                                                  15,094                      14,306
   Retained earnings                                                          158,816                     148,525
   Accumulated other comprehensive income                                      14,648                      12,344
                                                                            ---------                     -------

       Total shareholders' equity                                             198,079                     184,691
                                                                            ---------                     -------

   Long-term debt, less current portion                                       145,557                     143,604
                                                                            ---------                     -------

       Total capitalization                                                   343,636                     328,295
                                                                            ---------                     -------

CURRENT LIABILITIES:
   Current portion of long-term debt                                               72                         275
   Accrued pump taxes and purchased water                                       7,017                       3,856
   Purchased power                                                              1,472                         848
   Accounts payable                                                             6,018                         870
   Accrued interest                                                             2,203                       3,619
   Accrued taxes                                                                4,658                         890
   Accrued payroll                                                              1,323                       1,066
   Work order deposit                                                             472                         773
   Other current liabilities                                                    3,535                       3,154
                                                                            ---------                     -------

       Total current liabilities                                               26,770                      15,351
                                                                            ---------                     -------

DEFERRED INCOME TAXES                                                          50,810                      49,507
UNAMORTIZED INVESTMENT TAX CREDITS                                              1,869                       1,915
ADVANCES FOR CONSTRUCTION                                                      69,578                      65,251
CONTRIBUTIONS IN AID OF CONSTRUCTION                                           81,500                      78,655
DEFERRED REVENUE                                                                1,286                       1,282
POSTRETIREMENT BENEFIT PLANS                                                    9,936                       9,359
OTHER NONCURRENT LIABILITIES                                                    2,768                       2,537
                                                                            ---------                     -------

                                                                            $ 588,153                     552,152
                                                                            =========                     =======

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                        4

                                                     SJW CORP. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)
                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                             2005          2004
                                                                                        ----------     --------
OPERATING ACTIVITIES:
Net income                                                                               $ 17,623        12,111
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           14,928        13,789
   Deferred income taxes                                                                      497         4,508
   Stock-based compensation                                                                   963           819
   Gain on sale of nonutility property, net of taxes                                       (1,095)            -
   Changes in operating assets and liabilities:
      Accounts receivable and accrued unbilled utility revenue                            (16,697)       (9,053)
      Accounts payable, purchased power and other current liabilities                       6,152         6,426
      Accrued pump taxes and purchased water                                                3,161         4,065
      Accrued taxes                                                                         3,767         4,587
      Accrued interest                                                                     (1,416)       (1,415)
      Accrued payroll                                                                         257           999
      Work order deposits                                                                    (301)         (672)
      Prepaid expenses and materials and supplies                                            (812)         (570)
      Deferred revenue                                                                          4           (52)
      Other noncurrent assets and noncurrent liabilities                                      164        (1,357)
Other changes, net                                                                            777           (24)
                                                                                        ----------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  27,972        34,161

INVESTING ACTIVITIES:
      Additions to utility plant                                                          (33,845)      (33,175)
      Additions to nonutility property                                                       (322)         (280)
      Cost to retire utility plant, net of salvage                                            (89)         (278)
      Proceeds from sale of nonutility property                                             3,414             -
                                                                                        ----------     --------

NET CASH USED IN INVESTING ACTIVITIES                                                     (30,842)      (33,733)

FINANCING ACTIVITIES:
      Long-term borrowings                                                                  1,953             -
      Repayments of long-term borrowings                                                     (204)         (186)
      Stock buyback                                                                          (185)         (149)
      Dividends paid                                                                       (7,332)       (6,990)
      Exercise of stock options                                                                16            12
      Receipts of advances and contributions in aid of construction                        10,364         4,645
      Refunds of advances for construction                                                 (1,489)       (1,549)
                                                                                        ----------     --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                         3,123        (4,217)
NET CHANGE IN CASH AND EQUIVALENTS                                                            253        (3,789)
                                                                                        ----------     --------

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                  10,899        10,278

CASH AND EQUIVALENTS, END OF PERIOD                                                      $ 11,152         6,489
                                                                                         ========      =========
Cash paid during the period for:
   Interest                                                                              $  9,284         9,125
   Income taxes                                                                             9,551         1,550

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                        5

                           SJW CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005


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

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climactic conditions can cause seasonal water consumption by residential customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater and lower in the winter when cooler temperatures and increased rainfall curtail water usage and sales.

Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share and comprehensive earnings per share are calculated using the weighted average number of common shares including both shares outstanding and shares potentially issuable in connection with stock options and deferred restricted common stock awards granted under SJW Corp.'s Long-Term Incentive Plan (the "Incentive Plan") and income available to common shareholders and comprehensive income.

For the three months ended September 30, 2005 and 2004, the basic weighted average number of common shares was 9,135,441 and 9,137,433, respectively. For the nine months ended September 30, 2005 and 2004, the basic weighted average number of common shares was 9,135,710 and 9,136,986, respectively. For the three months ended September 30, 2005 and 2004, the diluted weighted average number of common shares outstanding was 9,250,491 and 9,198,718, respectively. For the nine months ended September 30, 2005 and 2004, the diluted weighted average number of common shares outstanding was 9,234,724 and 9,193,627, respectively. For the three and nine months ended September 30, 2005, 7,000 option share equivalents were excluded from the diluted calculation because they were anti-dilutive.

Note 2.  Long-Term Incentive Plan
---------------------------------

    Common Shares
    -------------

SJW Corp. has reserved 900,000 common shares for issuance under its Incentive Plan (Defined in Note 1). As of September 30, 2005, 9,031 shares have been issued pursuant to the Incentive Plan, and 186,191 shares are issuable upon the exercise of outstanding options and deferred restricted stock. The remaining shares available for issuance under the Incentive Plan are 704,778. The total compensation cost charged to income under the Incentive Plan for the three and nine months ended September 30, 2005 was $313,000 and $930,000, inclusive of dividend equivalent rights and for the three and nine months ended September 30, 2004 was $290,000 and $871,000, inclusive of dividend equivalent rights, respectively. The total benefit, including non-employee directors' converted post-retirement benefits, recorded in shareholders' equity under the Incentive Plan for the three and nine months ended September 30, 2005, was $263,000, and $963,000 and for the three and nine months ended September 30, 2004 was $250,000 and $819,000, respectively.

SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as the basis for the stock-based compensation for financial reporting purposes. The weighted average assumptions utilized include:

                                                 2005         2004        2003
                                                 ----         ----        ----

        Expected dividend yield                   2.6%         3.3%        3.4%
        Expected volatility                      24.3%        23.6%       27.0%
        Risk-free interest rate                  3.67%        3.22%       2.86%
        Expected holding period in years           5.0          5.0         5.0


    Stock Options
    -------------

Awards in the form of stock option agreements under the Incentive Plan allow optionees to purchase common shares at a specified price. In 2005, 21,742 and 7,000 options were issued at exercise prices of $35.26 and $55.38, respectively, in January and July to employees. The weighted average exercise price was $40.16 and the weighted-average grant-date fair value of the options was $8.17. For the nine months ended September 30, 2005 and 2004, 796 and 266 common shares were issued upon exercise of options, respectively. No exercise of options occurred in the three month period ending September 30, 2005. Shares subject to outstanding options under the Incentive Plan were 82,951 and 54,739 as of September 30, 2005 and 2004, respectively.

SJW Corp. has recognized stock compensation expense for the stock options granted under the Incentive Plan of $54,000 and $152,000, respectively, for the three and nine months ended September 30, 2005, and $32,000 and $97,000, respectively, for the three and nine months ended September 30, 2004.

    Deferred Restricted Stock Plans
    -------------------------------

As of September 30, 2005 and 2004, deferred restricted stock awards for 41,670 shares have been granted to a key employee of SJW Corp. SJW Corp. has recognized stock compensation expense related to these deferred restricted stock units of $129,000 and $386,000, respectively, for the three and nine months ended September 30, 2005, and $128,000 and $384,000, respectively, for the three and nine months ended September 30, 2004.

As of September 30, 2005 and 2004, deferred restricted stock awards for an aggregate of 55,524 shares have been granted to non-employee Board members who elected to receive their existing and future cash pension benefits in deferred restricted stock awards under the Deferred Restricted Stock Program. As of September 30, 2005 and 2004, 4,206 and 4,029 shares, respectively, were issued pursuant to deferred restricted stock awards to a retired non-employee Board member. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", SJW Corp. has recognized stock compensation expense of $101,000 and $303,000, respectively, for the three and nine months ended September 30, 2005 and $102,000 and $306,000, respectively, for the three and nine months ended September 30, 2004, related to deferred restricted stock awards under the Deferred Restricted Stock Program.

In January 2005, deferred restricted stock awards covering 2,968 shares were issued to the non-employee Board members who elected to convert their annual retainer fee at a conversion price of $36.40 per share under the Deferred Restricted Stock Program. As of September 30, 2005 and 2004, SJW Corp. granted deferred restricted stock awards for 7,888 and 4,920 shares in lieu of cash retainer fees, respectively. SJW Corp. has recognized stock compensation expense for the three and nine months ended September 30, 2005, of $29,000 and $87,000 and for the three and nine months ended September 30, 2004, of $28,000 and $85,000, respectively, related to deferred restricted stock awards granted to non-employee Board members in connection with their annual retainers.

    Dividend Equivalent Rights
    --------------------------

Under the Incentive Plan, holders of options and deferred restricted stock awards have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation expenses are measured and recognized on dividend equivalent rights on the date they are granted. The stock compensation expenses on stock options and deferred restricted stock awards reported in this Note 2 include the stock compensation expenses recognized on the dividend equivalent rights. As of September 30, 2005 and 2004, 6,393 and 1,908 dividend equivalent rights were converted to deferred restricted stock awards, respectively, and $147,000 and $121,000 related to dividend equivalent rights were accrued as a liability.

The stock options, deferred restricted stock programs, and dividend equivalent rights are all offered through SJW Corp.'s Incentive Plan.

Note 3.  Regulated and Nonregulated Business
--------------------------------------------

The business activities of SJW Corp. consist primarily of its subsidiary, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC) that operates within a service area approved by the CPUC. Included in the total operating revenue and operating expense are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems
(CMWS), parking and lease operations of several commercial buildings and properties of SJW Land Company, and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service, LLC (CCWS). The following tables represent the distribution of the regulated and nonregulated business activities for the three and nine months ended September 30, 2005 and 2004:

                                         Three Months Ended                          Three Months Ended
                                          September 30 2005                           September 30 2004
                                          -----------------                           -----------------
                                                                 (in thousands)
                                                     Non                                          Non
                                Regulated      Regulated           Total      Regulated     Regulated        Total
                                ---------      ---------        --------      ---------     ---------     --------
   Revenue                      $  56,038      $   2,431        $ 58,469      $  49,884     $   2,413     $ 52,297
   Expenses                        46,133          2,073          48,206         42,537         2,020       44,557
                                ---------      ---------        --------      ---------     ---------     --------

Operating Income                $   9,905      $     358        $ 10,263      $   7,347     $     393     $  7,740
                                =========      =========        ========      =========     =========     ========


                                          Nine Months Ended                           Nine Months Ended
                                          September 30 2005                           September 30 2004
                                          -----------------                           -----------------
                                                                 (in thousands)
                                                     Non                                          Non
                                Regulated      Regulated           Total      Regulated     Regulated        Total
                                ---------      ---------        --------      ---------     ---------     --------
   Revenue                      $ 130,310      $   6,265        $136,575      $ 121,998     $   6,971     $128,969
   Expenses                       108,296          5,300         113,596        104,573         5,561      110,134
                                ---------      ---------        --------      ---------     ---------     --------

Operating Income                $  22,014      $     965        $ 22,979      $  17,425     $   1,410     $ 18,835
                                =========      =========        ========      =========     =========     ========

Note 4.  Nonutility Property
----------------------------

The major components of net nonutility property as of September 30, 2005 and December 31, 2004 are as follows:

                                                                          September 30 2005          December 31 2004
                                                                          -----------------          ----------------
                                                                                        (in thousands)
Land                                                                          $ 7,810                     $ 8,139
Buildings and improvements                                                     25,485                      26,784
Intangibles                                                                       231                         231
                                                                              -------                     -------
Sub-total                                                                      33,526                      35,154
Less: accumulated depreciation and amortization                                 3,590                       3,167
                                                                              -------                     -------

Total                                                                         $29,936                     $31,987
                                                                              =======                     =======

Note 5.  Employee Benefit Plans
-------------------------------

The components of net periodic benefit costs for SJW Corp.'s pension plan and Supplemental Executive Retirement Plan for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30                September 30
                                                             2005            2004           2005       2004
                                                             ----            ----           ----       ----
                                                                            (in thousands)

Service cost                                              $   513             438         $1,540      1,314
Interest cost                                                 889             762          2,665      2,286
Other cost                                                    341             238          1,022        714
Expected return on Assets                                    (706)           (639)        (2,117)    (1,917)
                                                          --------           -----        -------   --------
                                                          $ 1,037             799         $3,110      2,397
                                                          ========           =====        =======   ========

As of September 30, 2005, SJW Corp. has contributed $1,900,000 to the pension plan and has not made a contribution to its other post-retirement plan. SJW Corp. expects to contribute an additional $1,000,000 to the pension plan and $343,000 to its other post-retirement plan in the fourth quarter of 2005.


Note 6.  Segment Reporting
--------------------------

SJW Corp. is a holding  company with four  subsidiaries:  San Jose Water Company
(SJWC), a water utility operation with both regulated and nonregulated businesses, SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P., which operates parking facilities and commercial building rentals, and Crystal Choice Water Service LLC (CCWS), a business providing the sale and rental of water conditioning and purification equipment. In addition, in the third quarter of 2005, SJW Corp. formed a Texas corporation, SJWTX Water, Inc. (SJWTX Water). SJWTX Water has entered into an agreement to purchase Canyon Lake Water Supply Corporation, as discussed in note 10. In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers, provided through SJW Corp.'s subsidiary, SJWC. The second segment is property management and development activity conducted by SJW Land Company.

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

                                                                  THREE MONTHS ENDED SEPTEMBER 30 2005
                                                                            (in thousands)
                                                                          SJW Land            All              SJW
                                                               SJWC        Company          Other*            Corp.
                                                        -----------------------------------------------------------

Operating revenue                                          $ 57,387        $   751       $    331         $ 58,469
Operating expense                                            47,202            416            588           48,206
Net income                                                    9,074            122             31            9,227
Depreciation and amortization                                 4,865            157             20            5,042
Interest expense                                              2,382              -              -            2,382
Income tax expense                                            5,796             77           (118)           5,755
Assets                                                     $500,869        $39,247       $ 48,037         $588,153


                                                                  THREE MONTHS ENDED SEPTEMBER 30 2004
                                                                             (in thousands)
                                                                          SJW Land            All              SJW
                                                               SJWC        Company          Other*           Corp.
                                                        -----------------------------------------------------------

Operating revenue                                          $ 51,086        $   786       $    425         $ 52,297
Operating expense                                            43,504            435            618           44,557
Net income                                                    5,335             99             96            5,530
Depreciation and amortization                                 4,513            156             20            4,689
Interest expense                                              2,372              -              -            2,372
Income tax expense                                            3,858             90             12            3,960
Assets                                                     $475,147        $32,785       $ 34,964         $542,896



                                                                    NINE MONTHS ENDED SEPTEMBER 30 2005
                                                                              (in thousands)
                                                                          SJW Land            All              SJW
                                                               SJWC        Company          Other*           Corp.
                                                        -----------------------------------------------------------
Operating revenue                                          $133,280        $ 2,315        $   980         $136,575
Operating expense                                           110,566          1,363          1,667          113,596
Net income                                                   17,048            399            176           17,623
Depreciation and amortization                                14,400            469             59           14,928
Interest expense                                              7,155              -              -            7,155
Income tax expense                                           11,568            343           (289)          11,622
Assets                                                     $500,869        $39,247        $48,037         $588,153


                                                                    NINE MONTHS ENDED SEPTEMBER 30 2004
                                                                              (in thousands)
                                                                          SJW Land            All              SJW
                                                               SJWC        Company          Other*           Corp.
                                                        -----------------------------------------------------------

Operating revenue                                          $124,926        $ 2,712        $ 1,331         $128,969
Operating expense                                           106,889          1,412          1,833          110,134
Net income                                                   11,212            530            369           12,111
Depreciation and amortization                                13,271            459             59           13,789
Interest expense                                              7,136                             -            7,136
Income tax expense                                            8,234            433           (111)           8,556
Assets                                                     $475,147        $32,785        $34,964         $542,896



*The "All Other" category includes CCWS, and without regard to its subsidiaries, SJW Corp. The assets of SJW Corp. include the investment in California Water Service Group. Please refer to Notes to Consolidated Financial Statements in SJW Corp.'s 2004 Annual Report on Form 10-K.


Note 7.  Stock Repurchase
-------------------------

On April 29, 2004, SJW Corp.'s Board of Directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the next 36 months.

In 2004, SJW Corp. repurchased a total of 4,295 shares of its outstanding common stock at the prevailing price in the open market at an aggregate cost of $144,000. No shares were repurchased in the first three months of 2005. During the second quarter of 2005, SJW Corp. repurchased a total of 4,736 shares of its outstanding common stock at the prevailing price in the open market at an aggregate cost of $185,000. No shares were repurchased in the third quarter of 2005. All repurchased shares have been cancelled and are considered authorized and unissued.

Note 8.  Long-term Liabilities
------------------------------

SJW Corp.'s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company.


Note 9.  Sale of Nonutility Property
------------------------------------

On September 30, 2005, SJW Land Company sold 2.6 acres of property located at Reservoir Road, Los Gatos, California for $4,200,000. SJW Corp. recognized a gain on the sale of nonutility property of $1,095,000, net of tax of $761,000.


Note 10. Subsequent Event
-------------------------

On October 4, 2005, SJWTX Water, Inc. (SJWTX Water), a newly formed Texas corporation and wholly owned subsidiary of SJW Corp., entered into an agreement to purchase substantially all of the assets of Canyon Lake Water Supply Corporation (CLWSC), a Texas nonprofit water supply corporation. CLWSC is a member-owned nonprofit water utility headquartered in Canyon Lake, Texas. CLWSC serves a population of approximately 20,000 with more than 6,700 connections in western Comal County and southern Blanco County. The purchase price of CLWSC consists of $3.2 million in cash payable to CLWSC at closing, SJWTX Water's assumption, retirement or recapitalization of all of CLWSC's outstanding debt and bond obligations of approximately $20 million and SJWTX Water's payment of certain CLWSC transaction expenses. The acquisition will be subject to the satisfaction of various conditions set forth in the agreement, including the approval by the members of CLWSC and the Texas Commission on Environmental Quality and other approvals required under the parties' governing documents and applicable laws and regulations. Members of CLWSC will vote on the purchase on November 5, 2005. If approved, SJWTX Water and CLWSC will file applications with the regulatory agencies for governmental approval and would expect resolution of such filings in the fall of 2006.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including "expect", "estimate", "anticipate", "intends", "plans", "may", "should", "will" and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled "Factors that May Affect Future Results" under this Item 2 and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-K, Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.


General:
--------

SJW Corp. is a holding company with four subsidiaries.

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

In the third quarter of 2005, SJW Corp. formed a Texas corporation, SJWTX Water, Inc. (SJWTX Water). SJWTX Water has entered into an agreement to purchase Canyon Lake Water Supply Corporation, as discussed in note 10.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of September 30, 2005.

Business Strategy:
------------------

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

     Regional Regulated Activities
     -----------------------------

SJW Corp.'s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary. SJW Corp. effectively plans and applies a disciplined approach to improving and maintaining its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

San Jose Water Company also seeks appropriate nonregulated business opportunities that complement its existing operations or that allow it to extend its core competencies beyond existing operations. San Jose Water Company seeks opportunities to fully utilize its capability and existing capacity by providing services to other regional water systems, benefiting its existing regional customers through increased efficiencies and revenue sharing.

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

The factors SJW Corp. considers in evaluating such opportunities include:

     *    regulatory environment;
     *    synergy potential;
     *    general economic conditions;
     *    additional growth opportunities within the region;
     *    water quality and environmental issues; and
     *    capital requirements.

SJW Corp. cannot be certain it will be successful in locating appropriate opportunities in all of the above business activities and initiatives in the region and out-of-region and if it does, in consummating any transactions relating to such opportunities. In addition, any transaction will involve numerous risks. These include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities of the acquired assets, the risk of diverting management's attention from normal daily operations of the business, negative impact to our financial condition and operating results, the risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.


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

     Balancing Account
     -----------------

The CPUC establishes the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power and pump tax. Since balances are tracked and subject to approval by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. The balance of the balancing account varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection. Had the balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be decreased by the amount of balancing account over-collection, as the case may be, or increased by the amount of balancing account under-collection, less applicable taxes.

     Revenue Recognition
     -------------------

San Jose Water Company's revenue from metered customers includes billing to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. San Jose Water Company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and the San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company's estimates are determined. As of September 30, 2005 and December 31, 2004, accrued unbilled revenue was $15,249,000 and $6,605,000, respectively.

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

     Recognition of Regulatory Assets and Liabilities
     ------------------------------------------------

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgment that it is probable that the costs will be recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in the future for ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance had to be recognized as of September 30, 2005 and December 31, 2004. The net regulatory assets recorded by San Jose Water Company as of September 30, 2005 and December 31, 2004 was $7,227,000 and $8,064,000, respectively.

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

San Jose Water Company utilizes Moody's `A' and `Aa' rated bonds in industrial, utility and financial sectors with outstanding amount of $1,000,000 or more in determining the discount rate used in calculating the pension and other postretirement benefit liabilities at the measurement date. For the year ending December 31, 2004, the composite discount rate used was 6.00%.

     Stock-Based Compensation Plans
     ------------------------------

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares, deferred restricted stock awards and dividend awards. Under the plan, a total of 900,000 common shares have been authorized for awards and grants. SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized for 2005 include: expected dividend yield of 2.6%, expected volatility of 24.3%, risk-free interest rate of 3.67%, expected holding period of five years.

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

     Consolidation Policy of Majority-Owned Enterprises
     --------------------------------------------------

SJW Corp. consolidates its 75% controlling interest of Crystal Choice Water Service LLC in its Financial Statement with the 25% minority interest included as "other" in the Consolidated Statements of Income and Comprehensive Income and in "other noncurrent liabilities" on the Balance Sheet. Effective January 1, 2004, SJW Corp. adopted FASB Interpretation No. 46R, (FIN46R) "Consolidation of Variable Interest Entities". As a result of the adoption of FIN46R, SJW Corp. has identified its investment in 444 West Santa Clara Street, L.P. as a variable interest entity and SJW Land Company as the primary beneficiary. SJW Corp. consolidates its 70% limited partnership interest in 444 West Santa Clara Street, L.P. with the 30% minority interest included as "other" in the Consolidated Statements of Income and Comprehensive Income and in "other noncurrent liabilities" on the Balance Sheet.

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


Recent Accounting Pronouncements:
---------------------------------

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

In May 2005, the Financial Accounting Standards Board issued Statement No. 154 (Statement 154), Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3. Under Statement No. 154, if the cumulative effect of the change in accounting principle can be determined, but it is impracticable to determine the specific effects of an accounting change on one or more prior periods presented, the change in accounting principle will have to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment made to the opening balance of retained earnings or other components of equity for that period. If it is impracticable to determine the cumulative effect of applying a change in accounting principle, the new accounting principle is to be applied prospectively from the earliest date practicable. If retrospective application for all prior periods is impracticable, the method used to report the change and the reason that retrospective application is impracticable are to be disclosed. The requirements for Statement 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of Statement 154 is not expected to have a material impact on SJW Corp.'s financial position, results of operations or cash flows.


Liquidity and Capital Resources:
--------------------------------

San Jose Water Company's budgeted capital expenditures for 2005, exclusive of capital expenditures financed by customer contributions and advances, are $33,761,000 with capital expenditures concentrated in water main replacements. Approximately $23,000,000 will be spent to replace San Jose Water Company's mains in 2005. Out of the total budgeted capital expenditures of $33,761,000, $21,853,000 has been spent as of September 30, 2005.

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

A substantial portion of San Jose Water Company's distribution system was constructed during the period from 1945 to 1980. San Jose Water Company expects that expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. In most cases, replacement cost will significantly exceed the original installation cost of the retired assets due to increases in the costs of goods and services.

As of September 30, 2005, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 75%. SJW Corp. does not expect to make significant cash contributions to Crystal Choice Water Service LLC in 2005.

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

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of September 30, 2005, San Jose Water Company's funded debt and equity were 46.2% and 53.8%, respectively.

Historically, San Jose Water Company's internally generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the cash requirements for San Jose Water Company's capital expenditure. Due to its strong cash position and low financial leverage condition, funding for its future capital expenditure program will be provided primarily through long-term debt. San Jose Water Company and its parent, SJW Corp., do not currently anticipate the issuance of any common equity to finance future capital expenditures.

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of June 30, 2005. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12 calendar month period would be less than 175% of interest charges. As of September 30, 2005, San Jose Water Company's funded debt was 46.2% of total capitalization and the net income for the preceding 12 months was 474% of interest charges.

In 2002, the California Department of Water Resources approved San Jose Water Company's application for an approximately $2,500,000 Safe Drinking Water State Revolving Fund (SDWSRF) 20-year loan at an interest rate of 2.39%. The funds in the above amount were obtained for modifications made to San Jose Water Company's Saratoga Water Treatment Plant. On June 15, 2005, $1,953,000 was funded. San Jose Water Company expects to receive funding for the remaining qualified amount in the fourth quarter of 2005.

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

In connection with the acquisition of two properties in the states of Connecticut and Florida in April 2003, SJW Land Company executed mortgages in the aggregate amount of $9,900,000 in April 2003. The mortgage loans have an original maturity of 10 years and are being amortized over 25 years with a fixed interest rate of 5.96% and are secured by the two properties in the states of Connecticut and Florida. The loan agreements generally restrict SJW Land Company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. The properties were leased to a multinational organization for a term of 20-years.

The 444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,185,000 as of September 30, 2005. The mortgage loan is due in April 2011 and amortized over 25 years with a fixed interest rate of 7.80%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.

In connection with the nonutility property condemnation in the fourth quarter of 2004 and the nonutility property sale in the third quarter of 2005, SJW Land

Company intends to identify replacement property and reinvest the proceeds in order to qualify the transactions under Internal Revenue Code sections 1033 and 1031, by November 2006 and December 2005, respectively.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. As of September 30, 2005, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $30,000,000. The lines of credit expire on July 1, 2006.


Results of Operations:
----------------------

    Overview
    --------

SJW Corp.'s consolidated net income for the three months ended September 30, 2005 was $9,227,000, an increase of $3,697,000 or 67% from $5,530,000 for the three months ending September 30, 2004. For the nine months ended September 30, 2005, earnings was $17,623,000, an increase of $5,512,000 or 46% from
$12,111,000 for the same period in 2004. On September 30, 2005, SJW Land Company sold nonutility property for $4,200,000. SJW Corp. recognized a gain on the sale of nonutility property of $1,095,000, net of tax of $761,000.

    Operating Revenue
    -----------------

                                                                          Operating Revenue by Subsidiary
                                                                 Three Months Ended           Nine Months Ended
                                                                   September 30,                September 30,
                                                                 2005          2004           2005          2004
                                                                 ----          ----           ----          ----
                                                                                (in thousands)

San Jose Water Company                                        $57,387        51,086       $133,280       124,926
SJW Land Company                                                  751           786          2,315         2,713
Crystal Choice Water Service LLC                                  331           425            980         1,330
                                                              -------        ------       --------       -------
                                                              $58,469        52,297       $136,575       128,969
                                                              =======        ======       ========       =======

The change in consolidated operating revenue was due to the following factors:

                                                      Three Months Ended                   Nine Months Ended
                                                  September 30, 2005 vs 2004          September 30, 2005 vs 2004
                                                     Increase/(decrease)                  Increase/(decrease)
                                                     -------------------                  -------------------
Utility:                                                                  (in thousands)

  Consumption changes                              $ (319)         (1%)                 $(8,430)         (7%)
  New customers increase                              292           1%                      679           -
  Rate increases                                    6,328          12%                   16,105          13%
Parking and rental                                    (35)          -                      (398)          -
Crystal Choice Water Service LLC                      (94)          -                      (350)          -
                                                   ------          ---                  -------          ---
                                                   $6,172          12%                  $ 7,606           6%
                                                   ======          ===                  =======          ===

    Operating Expenses
    ------------------

                                                                    Operating Expenses by Subsidiary
                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                         2005          2004                  2005         2004
                                                         ----          ----                  ----         ----
                                                                            (in thousands)
San Jose Water Company                                $47,202        43,504              $110,566      106,889
SJW Land Company                                          416           435                 1,363        1,412
Crystal Choice Water Service LLC                          471           437                 1,242        1,318
SJW Corp.                                                 117           181                   425          515
                                                      -------        ------              --------      -------

                                                      $48,206        44,557              $113,596      110,134
                                                      =======        ======              ========      =======

The change in operating expenses from the same period in 2004 was due to the following factors:

                                                             Three Months Ended            Nine Months Ended
                                                          September 30, 2005 vs 2004   September 30, 2005 vs 2004
                                                             Increase/(decrease)          Increase/(decrease)
                                                             -------------------          -------------------
                                                                            (in thousands)
Water production costs:
     Increased surface water supply                           $  (594)     (1%)             $  (696)      (1%)
     Usage decrease                                              (333)     (1%)              (5,788)      (5%)
     Pump tax and purchased water price increase                  742       2%                2,859        3%
     Other                                                         84       -                   213        -
                                                              -------       --              -------        --

         Total water production costs                            (101)      -                (3,412)      (3%)
                                                              -------       --              -------        --

Nonwater production costs:
     Administrative and general                                   849       2%                1,643        1%
     Other operating expense                                      593       1%                  664        1%
     Maintenance                                                   36       -                   130        -
     Property taxes and other nonincome taxes                     124       -                   232        -
     Depreciation and amortization                                353       1%                1,139        1%
                                                              -------       --              -------        --

         Total nonwater production costs                        1,955       4%                3,808        3%
                                                              -------       --              -------        --

Income taxes                                                    1,795       4%                3,066        3%
                                                              -------       --              -------        --

         Total operating expenses                             $ 3,649       8%              $ 3,462        3%
                                                              =======       ==              =======        ==

San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and water purchased from the SCVWD. Surface water is the least expensive source of water and its availability significantly impacts the water production costs of San Jose Water Company.

Water production for the three months and nine months ended September 30, 2005 decreased 178 million gallons and 3,759 million gallons from the same periods in 2004. During these periods, more surface water was used when compared to the same periods in 2004.

The change in San Jose Water Company's source of supply mix was as follows:

                                                       Three Months Ended                   Nine Months Ended
                                                  September 30, 2005 vs. 2004          September 30, 2005 vs. 2004
                                                      Increase/(decrease)                  Increase/(decrease)
                                                      -------------------                  -------------------
                                                                        (in  million gallons)

Purchased water                                        443          3%                         (1)       -
Surface water                                          391          2%                        458        1%
Ground water                                          (999)        (6%)                    (4,124)     (10%)
Reclaimed water                                        (13)         -                         (92)       -
                                                    -------        ----                    -------     -----

                                                      (178)        (1%)                    (3,759)      (9%)
                                                    =======        ====                    =======     =====

The changes in the source of supply mix were consistent with the changes in the water production costs.

Nonwater production costs include administrative costs which contains costs for employee benefits and salaries and wages. The increase of nonwater production costs for the third quarter of 2005 from the third quarter of 2004 consisted principally of $849,000 in general and administrative costs, which includes a $356,000 increase in employee benefits' costs, $265,000 in professional services and $228,000 in salaries and other expenses. In addition, other operating expenses increased $593,000, taxes other than income increased $124,000 and depreciation expense increased $353,000 as a result of growth in utility plant.

Income tax expense for the third quarter and nine months ended September 30, 2005 increased by $1,795,000 and $3,066,000, respectively, over the same periods in 2004 due to higher earnings in 2005. The effective income tax rates for the periods ended September 30, 2005 and 2004 approximated 41%.

The changes in comprehensive income for the three and nine months ended September 30, 2005 and 2004 were due to the changes in market value of the investment in California Water Service Group.


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

On October 3, 2005, the SCVWD's 10 reservoirs were 68.2% full with 115,223 acre-feet of water in storage. The rainfall in the first nine months of 2005 was approximately 151% of historical season average.

Rainfall at San Jose Water Company's Lake Elsman was measured at 59.84 inches for the season of July 1, 2004 through September 30, 2005, which is 148.5% of the five-year average. No rainfall was recorded at Lake Elsman during the period from July 1, 2005 to September 30, 2005, which is consistent with the 5-year average. Local surface water is a less costly source of water and its availability significantly impacts San Jose Water Company's results of operations.

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

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations that Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000. These improvements have been incorporated into the capital budgets for 2005. San Jose Water Company is continuing implementation of security related to capital improvements in 2005 and $765,000 is expected to be incurred in 2005. As of September 30, 2005, $564,000 has been incurred. Once completed, San Jose Water Company believes it will have substantially reduced its vulnerability to hostile aggression. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.

    Regulatory Affairs
    ------------------

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the California Public Utilities Commission
(CPUC). The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The timing of the rate decision could have an impact on the results of operations.

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

Effective July 1, 2005, the CPUC approved a request for a revenue increase of $2.1 million to recover the increased cost of purchased water and higher pump tax charged to San Jose Water Company by the SCVWD.

    Balancing Account Recovery Procedures
    -------------------------------------

On March 16, 2004, the CPUC affirmed its June 19, 2003 decision (D.03-06-072), in which the CPUC revised the existing procedures for recovery of under-collections and over-collections in balancing accounts existing on or after November 29, 2001 as follows: (1) If a utility is within its rate case cycle and is not over-earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over-earning, the over-earnings will be used as a measure by which recovery of offset expenses in the balancing account will be reduced. For example, if the amount of the over-earning is equal to or exceeds the amount of offset expenses to be recovered in the balancing account, those expenses shall be reduced to zero. Any offset expenses accumulated in the balancing account would be amortized as other expenses and any offset revenues collected in the balancing account would be returned to ratepayers. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The expenses used in this earnings test shall be adjusted for any "extraordinary" expenses and revenue shall be adjusted for any "extraordinary" revenue. The earnings test will use recorded rate base. Utilities must file for recovery of the balancing account balances before March 31 of every year.

On September 9, 2003 and March 30, 2004, San Jose Water Company filed two compliance filings requesting CPUC review of the balancing account over-collected balance of approximately $382,000, accrued between November 29, 2001 and December 31, 2003. On June 15, 2004, the CPUC notified San Jose Water Company that the over-collected balances had been verified and should be carried forward to the next review period. As of September 30, 2005 and December 31, 2004, the approved balance is an over-collection of $394,000 and $389,000, respectively, including interest on approved amounts.

On March 30, 2005, San Jose Water Company filed a compliance filing requesting the CPUC review of the balancing account under-collected balance of approximately $999,000, accrued between January 1, 2004 and December 31, 2004. The CPUC has not completed its review of the balance and the final amount that San Jose Water Company is allowed to carry over could change.

Effective July 1, 2005, the CPUC approved a request for a revenue increase of $2.1 million to recover the increased cost of purchased water and higher pump tax charged to San Jose Water Company by the SCVWD. The increased costs and associated rate revenue is now being tracked in the Memorandum Type Balancing Account, subject to review by the CPUC. There have also been changes in the purchased power costs in 2005 that affect the balancing account for 2005. San Jose Water Company does not anticipate the changes in the balancing account to be material.

The following is a summary of the balancing account:


                                                     September 30, 2005                December 31, 2004
                                                     ------------------                -----------------
Over-collected balancing account
11/29/01 to 12/31/03                                            $ (382)                          $ (382)
Under-collected balancing account
1/1/2004 to 12/31/2004                                             999                              999
Under-collected Memorandum Type
Balancing Account 7/1/2005 to 9/30/2005                             73                                -
                                                                -------                          -------
Subtotal                                                           690                              617

Interest on approved amounts                                       (12)                              (7)
                                                                -------                          -------

Net under-collected balancing account                           $  678                           $  610
                                                                =======                          =======


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

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


ITEM 4.     CONTROLS AND PROCEDURES
            -----------------------

     (a) SJW Corp.'s management, with the participation of the SJW Corp.'s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SJW Corp.'s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.'s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     (b) There has been no change in internal control over financial reporting during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.


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

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
            --------------------------------------------------------------
            EQUITY SECURITIES
            -----------------

On April 29, 2004, SJW Corp. announced that its board of directors authorized a stock repurchase program to repurchase up to 100,000 shares of its outstanding common stock over the 36 months period following its announcement. Below is the information regarding shares repurchased by SJW Corp. during 2005.

                                                                       Total Number of      Maximum Number of
                             Total Number                          Shares Purchased as        Shares That May
                                of Shares         Average Price       Part of Publicly       Yet Be Purchased
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
                                    =====                ======                  =====                 ======

There were no shares repurchased during the months of April and June 2005. In addition, there were no shares purchased during the first quarter and third quarter of 2005. As of September 30, 2005, the total shares repurchased since inception of the plan were 9,031.


ITEM 5.     OTHER INFORMATION
            -----------------

On October 27, 2005, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.2675 per common share. The dividend will be paid December 1, 2005, to shareholders of record as of the close of business on November 7, 2005.


ITEM 6.     EXHIBITS
            --------

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by
Item 601 of Regulation S-K for the quarter ended on September 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SJW CORP.


DATE:  November 4, 2005                    By /s/ Angela Yip
                                           -----------------
                                           ANGELA YIP
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.                Description of Document
--------------------------------------------------------------------------------

10.1 Asset Purchase Agreement between SJWTX Water, Inc. and Canyon Lake Water Supply Corporation as of October 4, 2005. (1)

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