Form 10-K
period 2005-12-31
SJW CORP
filed 2006-03-07
CIK 766829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number: 1-8966


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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
   -----------------------------     -----------------------------------------
      Common Stock, $0.521                    New York Stock Exchange
      par value per share


        Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]   No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes [X]         No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).     Yes [ ]         No [X]

     As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $359,405,318 based on the closing sale price as reported on the American Stock Exchange.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at March 3, 2006
----------------------------------------     -----------------------------------
Common Stock, $0.521 par value per share                  18,271,432

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the Registrant's Annual Meeting of Shareholders, to be held on April 27, 2006, are incorporated by reference into Part III of this Form 10-K where indicated.


                                                 TABLE OF CONTENTS
                                                                                                             Page
                                                      PART I

Forward-Looking Statements                                                                                     4
Item 1.       Business                                                                                         4
Item 1A.      Risk Factors                                                                                    11
Item 1B.      Unresolved Staff Comments                                                                       17
Item 2.       Properties                                                                                      17
Item 3.       Legal Proceedings                                                                               18
Item 4.       Submission of Matters to a Vote of Security Holders                                             18

                                                      PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and                          19
              Issuer Purchases of Equity Securities
Item 6.       Selected Financial Data                                                                         20
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                           21
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                      39
Item 8.       Financial Statements and Supplementary Data                                                     39
Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                                            74
Item 9A.      Controls and Procedures                                                                         74
Item 9B.      Other Information                                                                               75

                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant                                              76
Item 11.      Executive Compensation                                                                          76
Item 12.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                                                 76
Item 13.      Certain Relationships and Related Transactions                                                  77
Item 14.      Principal Accountant Fees and Services                                                          77

                                                      PART IV

Item 15.      Exhibits and Financial Statement Schedules                                                      77

Exhibit Index                                                                                                 78

Signatures                                                                                                    82

                                     PART I

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words such as "expect", "estimate", "anticipate", "intends", "seeks", "plans", "projects", "may", "should", "will", variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, "Risk Factors" and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-Q and Form 8-K filed with the SEC, each as it may be amended from time to time.

     SJW Corp. undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements for any reason.

Item 1.       Business

General Development of Business

     SJW Corp. (the Corporation) was incorporated in California on February 8, 1985. SJW Corp. is a holding company with four subsidiaries:

     o San Jose Water Company, a wholly owned subsidiary of SJW Corp., with headquarters at 374 West Santa Clara Street in San Jose, California 95196, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, San Jose Water Company became a wholly owned subsidiary of SJW Corp. San Jose Water Company is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area. San Jose Water Company's web site can be accessed via the Internet at http://www.sjwater.com.

     o SJW Land Company, a wholly owned subsidiary, was incorporated in 1985. SJW Land Company owns and operates parking facilities, which are located adjacent to San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings and other undeveloped land primarily in the San Jose Metropolitan area, certain properties in the states of Florida, Connecticut and Texas, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

     o SJWTX Water, Inc., a wholly owned subsidiary, was incorporated in September 2005. SJWTX Water, Inc. entered into an agreement to purchase substantially all of the assets of Canyon Lake Water Supply Corporation (CLWSC), a Texas nonprofit water supply corporation. CLWSC is a member-owned nonprofit water utility headquartered in Canyon Lake, Texas and serves a population of approximately 20,000 with more than 6,700 connections in western Comal County and southern Blanco County. CLWSC members approved the acquisition in November 2005. SJWTX Water, Inc. and CLWSC have filed applications with the regulatory agencies for governmental approval and expect resolution of such filings in mid-2006.

     o Crystal Choice Water Service LLC, a 75% majority-owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning and purification equipment.

     SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of December 31, 2005.

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

     The purpose of an offset rate increase is to compensate utilities for increases in specific expenses, primarily such as those for purchased water, pump tax or purchased power.

     Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which revenue offsets have been authorized (e.g., purchased water, purchased power and pump tax). The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. On November 29, 2001, the CPUC issued Resolution W-4294 implementing significant changes in the long-established offset rate increase and balancing account recovery procedures applicable to water utilities. These changes could have a significant impact on San Jose Water Company's ability to recover reimbursement of expenses through the balancing account process.

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

     Please also see Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Financial Information about Industry Segments

     See Part II, Item 7 for information regarding SJW Corp.'s business segments.

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

     San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations, billings and cash remittances and maintenance contract services.

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

     In September 2005, SJW Corp. formed a Texas corporation, SJWTX Water, Inc. (SJWTX Water). SJWTX Water entered into an agreement to purchase substantially all of the assets of Canyon Lake Water Supply Corporation (CLWSC). The agreement was approved by CLWSC members in November 2005. CLWSC serves a population of approximately 20,000 with more than 6,700 connections in western Comal County and southern Blanco County, which is approximately 50 miles Southwest of Austin, Texas. The purchase price of CLWSC consists of $3.2 million in cash payable to CLWSC at closing, SJWTX Water's assumption, retirement or recapitalization of all of CLWSC's outstanding debt and bond obligations of approximately $20 million and SJWTX Water's payment of certain CLWSC transaction expenses. On

February 14, 2006, the Texas Water Development Board authorized the Executive Administrator to negotiate a purchase agreement for the sale of CLWSC loan portfolio to SJWTX Water. The acquisition is pending governmental approval from the regulatory agencies which is expected to be completed in mid-2006.

     The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in San Jose Water Company's service area. Revenue, production costs and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher use, warm weather summer months and lowest in the cool winter months.

     Water Supply

     San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the Santa Clara Valley Water District (SCVWD) under the terms of a master contract with SCVWD expiring in 2051. Purchased water provides approximately 40% to 45% of San Jose Water Company's annual production. Surface supply, which during a year of normal rainfall satisfies about 6% to 8% of San Jose Water Company's annual needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water, increases production costs substantially. San Jose Water Company pumps the remaining 40% - 50% of its water supply from the underground basin and pays a pump tax to the SCVWD.

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

     In 2005, the Santa Clara Valley groundwater basin, which is the responsibility of the SCVWD, remained comparable to the 30-year average level. On January 9, 2006, the SCVWD's ten reservoirs were 78.2% full with 132,018 acre-feet of water in storage. The rainfall from July 2005 to January 2006 was about 189% of the 30-year average. The delivery of California and federal contract water to the SCVWD is expected to be met. In addition, the rainfall at San Jose Water Company's Lake Elsman was measured at 25.39 inches for the period from July 1 through December 31, 2005, which is above the five-year average. San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of 2006.

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

     While the water supply outlook for 2006 is good, California faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. Please also see further discussion under Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Competition

     San Jose Water Company is a public utility regulated by the CPUC and operates within a service area approved by the CPUC. The laws of the State of California provide that no other investor-owned public utility may operate in San Jose Water Company's service area without first obtaining from the CPUC a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating that San Jose Water Company's service in such area is inadequate.

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

     Condemnation

     In January 2002, SJW Land Company entered into an Agreement for Possession and Use (the Agreement) with the Valley Transportation Agency (VTA) whereby SJW Land Company granted VTA an irrevocable right to possession and use of 1.2 acres of the company's parking lot property for the development of a light rail station while reserving the right to assert, and dispute the fair market value placed on the land. In April 2003, VTA adopted a resolution authorizing a condemnation proceeding to acquire the land and deposited $3,700,000 in an escrow account as fair market compensation and filed an eminent domain lawsuit. Prior to going to trial, a settlement was reached on November 23, 2004 regarding the compensation for the taking of property and for damages associated with the condemnation. The settlement terms included a cash payment of $9,650,000, plus statutory interest and costs, and the conveyance of a parcel valued at approximately $325,000 from VTA to SJW Land Company. SJW Land Company has recognized a condemnation gain of $3,776,000, net of taxes of $2,624,000.

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

     In January 2001, the EPA finalized new regulations revising the primary maximum contaminant level (MCL) for arsenic from 50 parts per billion (ppb) down to 10 ppb. San Jose Water Company has monitored its water supply sources for arsenic and is currently in compliance with the new regulations, which became effective January 23, 2006.

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

     Employees

     As of December 31, 2005, San Jose Water Company had 311 employees, of whom 82 were executive, administrative or supervisory personnel, and of whom 229 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2006 through December 31, 2007. Both groups are affiliated with the AFL-CIO. The agreement includes approximately 3.5% and 3.0% wage adjustments for union workers for calendar years 2006 and 2007, respectively, with minor benefit modifications.



     Officers of the Registrant

  Name                 Age                   Offices and Experience
  ----                 ---                   ----------------------
W.R. Roth              53       SJW  Corp.  -  President  and  Chief   Executive
                                Officer of the  Corporation.  Prior to  becoming
                                Chief   Executive   Officer  in  1999,   he  was
                                President from October 1996, and Vice President from April 1992 until October 1996. Mr. Roth has served as a director of SJW Corp., San Jose
                                Water Company and SJW Land Company since 1994.

R.J. Balocco           56       San  Jose  Water   Company  -  Vice   President,
                                Corporate Communications. Prior to becoming Vice
                                President, Corporate Communications in 1995, he was Vice President, Administration from April
                                1992.  Mr.  Balocco has been with San Jose Water
                                Company since 1982.

G.J. Belhumeur         60       San Jose Water Company - Senior Vice  President,
                                Operations. Prior to becoming Sr. Vice President
                                of   Operations,   he  was  Vice   President  of
                                Operations since 1996. Mr. Belhumeur has been with San Jose Water Company since 1970.

D. Drysdale            50       San  Jose  Water   Company  -  Vice   President,
                                Information  Services.  Prior to  becoming  Vice
                                President,  Information Services in 1999, he was
                                Director of  Information  Services from 1998 and
                                Data Processing Manager since 1994. Mr. Drysdale joined San Jose Water Company in 1992.

R.J. Pardini           60       San Jose Water Company - Vice  President,  Chief
                                Engineer.  Prior  to  becoming  Vice  President,
                                Chief  Engineer in 1996, he was Chief  Engineer.
                                Mr. Pardini has been with San Jose Water Company since 1987.

A. Yip                 52       SJW  Corp.   -  Chief   Financial   Officer  and
                                Treasurer  since October  1996,  and Senior Vice
                                President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company since
                                April 2004. Prior to April 2004, Ms. Yip served as Vice President of Finance, Chief Financial
                                Officer and Treasurer of San Jose Water Company since January 1999. Ms. Yip has been with San
                                Jose Water Company since 1986.

R.S. Yoo               55       San Jose Water Company - Chief Operating Officer
                                from  July  2005.  Prior  to July  2005,  he was
                                Senior  Vice  President,   Administration  since
                                April 2003 and Vice President, Water Quality since April 1996. Mr. Yoo has been with San Jose
                                Water Company since 1985.

S. Papazian            30       SJW Corp. and San Jose Water Company - Corporate
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

     Financial  Information  About  Foreign and Domestic  Operations  and Export
Sales

     SJW Corp.'s revenue and expense are derived substantially from operations located in the County of Santa Clara in the State of California.

     SJW Corp.'s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Corp.'s website at http://www.sjwater.com, as soon as reasonably practicable after the Corporation electronically files such material with, or furnish such material to, the Securities and Exchange Commission (SEC).


Item 1A.  Risk factors

Factors That May Affect Future Results:

     The business of SJW Corp. and its subsidiaries may be adversely affected by new and changing legislation, policies and regulations.

     New legislation and changes in existing legislation by federal, state and local governments and administrative agencies can affect the operations of SJW Corp. and its subsidiaries. San Jose Water Company is regulated by the CPUC. The operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenues sufficient to recover operating expenses and produce a reasonable return on common equity. As required by law, San Jose Water Company files general rate applications with the CPUC on a periodic basis.

     As  required,  on December 9, 2005,  San Jose Water  Company  filed a draft
General Rate Case application (Proposed Application) with the CPUC seeking authority to increase rates for 2007, 2008 and 2009 to recover the higher costs of providing water service, including higher costs of labor, security, water quality testing and reporting, and to allow for necessary improvements to the water system. The draft filing is a preliminary filing that allows the CPUC to identify any procedural deficiencies so that they may be corrected prior to the filing of the actual General Rate Case Application. It is anticipated that the General Rate Case application for San Jose Water Company was submitted to the CPUC in February 2006.

     Although San Jose Water Company believes that the rates currently in effect provide it with a reasonable rate of return, there is no guarantee such rates will be sufficient to provide a reasonable rate of return in the future. There is no guarantee that the company's future rate filings will be able to obtain a satisfactory rate of return in a timely manner.

     In addition, San Jose Water Company relies on policies and regulations promulgated by the CPUC in order to recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset its production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in nonregulated operations. If the CPUC implements policies and regulations that do not allow San Jose Water Company to accomplish some or all of the items listed above, San Jose Water Company's future operating results may be adversely affected.

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

     It is uncertain how any future CPUC regulation dealing with balancing account balances accrued after November 29, 2001 will affect San Jose Water Company's ability to collect such balance or to receive future offset rate relief. As of December 31, 2005, the net amount of the CPUC reviewed accounts and those pending review are an under-collection of $244,000.

     As of December 31, 2005, San Jose Water Company has received all its offset rate requests. Any future impact on San Jose Water Company's ability to recover balancing account balances and receive offset rate increases cannot be determined at least until San Jose Water Company's next offset rate increase request, which is anticipated for July 2006.

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

     Although San Jose Water Company has not been and is not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If San Jose Water Company is subject to an environmental or product-related lawsuit, it might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. In addition, if current California law regarding CPUC's preemptive jurisdiction over regulated public utilities for claims about compliance with California Department of Health Services (CDHS) and United States Environmental Protection Agency (EPA) water quality standards changes, the legal exposure of San Jose Water Company may be significantly increased.

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

     The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000, exclusive of the years 2001 to 2002 expenditures. These improvements were incorporated into the capital budgets and are expected to be completed in the first quarter of 2006. For the years ended December 31, 2005, 2004 and 2003 $1,031,000, $643,000 and $540,000, respectively, were spent on capital projects to improve and enhance security. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the CPUC will approve a rate increase to recover all or part of such costs, and as a result, the company's operating results and business may be adversely affected.

     Internal Controls

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that SJW Corp. evaluates and reports on its system of internal controls. In addition, the independent auditors must report on management's evaluation of those controls. SJW Corp. has documented and tested its system of internal controls to provide the basis for its report. If SJW Corp.'s evaluation of internal controls and the independent auditor's evaluation are unable to provide SJW Corp. with an unqualified report as to the effectiveness of its internal controls over financial reporting for future year-ends, investors could lose confidence in the reliability of SJW Corp.'s financial statements, which could result in a decrease in the intrinsic value of SJW Corp.

     Other factors that affect operating results

     Other factors that could adversely affect the operating results of SJW Corp. and its subsidiaries include the following:

     o SJW Corp.'s growth strategy depends on its ability to acquire water systems in order to broaden the service areas, SJW Land Company's ability to continue to develop and invest in the nonutility property at favorable terms, and San Jose Water Company's ability to continue to broaden and expand its nonregulated contract services in the metropolitan San Jose area. The execution of SJW Corp.'s growth strategy will expose it to different risks than those associated with the utility operations. Additional costs are incurred in connection with the execution of the growth strategy and risks are involved in potential integration of acquired businesses/properties which could require significant costs and cause diversion of management's time and resources. Any future acquisition SJW Corp. decides to undertake may involve risks and have a material adverse effect in SJW Corp.'s core business, impact SJW Corp.'s ability to finance the business and affect its compliance with regulatory requirements. Any businesses SJW Corp. acquires may not achieve sales, customer growth and projected profitability that would justify the investment and any difficulties

          SJW Corp. encounters in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with its operations, reduce its operating margins and adversely affect its internal controls.

     o The successful acquisition of the announced purchase of Canyon Lake Water Supply Corporation depends on SJW's ability to operate within the various Texas regulatory regimes, including the economic, environmental and treasury regulatory agencies, retire the existing Canyon Lake Water Supply Corporation mortgaged loan on favorable terms and conditions, to efficiently integrate an out-of-state utility operation and to find cost savings arising from synergies and other unforeseen circumstances.

     o The level of labor and non-labor operating and maintenance expenses as affected by inflationary forces and collective bargaining power could adversely affect the operating and maintenance expenses of SJW Corp.

     o The City of Cupertino's lease operation could be adversely affected by capital requirements, the ability of San Jose Water Company to raise rates through the Cupertino City Council, and the level of operating and maintenance expenses.

     o If recycled water is widely accepted as a substitute for potable water and if rights are granted to others to serve San Jose Water Company's customers recycled water, San Jose Water Company's sales, revenue and operating results would be negatively impacted.

     o SJW Land Company's expenses and operating results also could be adversely affected by the parking lot activities, the HP Pavilion at San Jose events, ongoing local, state and federal land use development activities and regulations, future economic conditions, and the development and fluctuations in the sale of the undeveloped properties. The San Jose Sharks, a professional hockey team, performs at the HP Pavilion. As a result of the cancellation of the 2004-2005 hockey season by the National Hockey League, SJW Land Company's parking lot revenue was negatively impacted. The success of SJW Land Company's real estate development strategy depends largely on ongoing local, state and federal land use development activities and regulations, future economic conditions, the development and fluctuations in the sale of the undeveloped properties, the ability to identify the developer/potential buyer of the available for sale real estate, the timing of the transaction, favorable tax law, the ability to identify and acquire high quality, relatively low risk replacement property at reasonable terms and conditions and the ability to maintain and manage the replacement property.

Item 1B.  Unresolved Staff Comments

     None.

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

     San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company's well pumping stations have a production capacity of approximately 255 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 29 million gallons per day. During 2005, a maximum and average of 201 million gallons and 127 million gallons of water per day, respectively, were delivered to the system.

     San Jose Water Company holds all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

     SJW Land Company owns approximately eight acres of property adjacent to San Jose Water Company's headquarters, approximately 28 acres of property in the states of Florida and Connecticut, approximately two acres of property in the state of Texas and approximately five undeveloped acres of land and commercial properties primarily in the San Jose metropolitan area. The majority of the land adjacent to San Jose Water Company's headquarters is used as surface parking facilities and generates approximately 25% of SJW Land Company's revenue. Under a ten-year lease expiring January 1, 2010, San Jose Water Company leased half of the office space of SJW Land Company's 1265 South Bascom Avenue building as its engineering headquarters. Approximately 15% of SJW Land Company's revenue is generated from this commercial building. SJW Land Company sold a nonutility property in September 2005, and subsequently in November 2005 reinvested the property sale proceeds by acquiring an income producing property in the state of Texas. Approximately 35% of SJW Land Company's revenue is generated from the Florida, Connecticut and Texas properties. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership that owns and operates an office building. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. and derives approximately 25% of its revenue from this partnership.

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

Item 4.       Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5.       Market for  Registrant's  Common  Equity and  Related  Stockholder
              Matters

     Market Information Relating to Common Stock

     On November 14, 2005, SJW Corp.'s common stock began trading on the New York Stock Exchange under the same symbol that had been utilized on the American Stock Exchange "SJW". Information as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 2005 and 2004 fiscal years is contained in the section captioned "Market Price Range of Stock" in the tables set forth in Note 19 of "Notes to Consolidated Financial Statements" in Part II,
Item 8.

     On January 31, 2006, the Board of Directors of SJW Corp. approved a two-for-one split on the Corporation's common stock for holders of record on March 2, 2006. The share and per share data presented herein has been adjusted to reflect the aforementioned stock split.

     Approximate Number of Holders of Common Stock

     There were 633 record holders of SJW Corp.'s common stock on December 31, 2005.

     Dividends

     Quarterly dividends have been paid on SJW Corp.'s and its predecessor's common stock for 249 consecutive quarters and the quarterly rate has been increased during each of the last 38 years. Additional information as to the cash dividends paid on common stock in 2005 and 2004 is contained in the section captioned "Dividends per share" in the tables set forth in Note 19 of "Notes to Consolidated Financial Statements" in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

     Purchase of Company Stock

     On April 29, 2004, SJW Corp. announced that its Board of Directors authorized a stock repurchase program to repurchase up to 200,000 shares of its outstanding common stock over the thirty-six month period following the announcement. There were no shares repurchased during the fourth quarter of 2005.

Item 6.       Selected Financial Data

        FIVE YEAR STATISTICAL REVIEW
         SJW Corp. and Subsidiaries
                                                            2005             2004            2003            2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue                                       $   180,105         166,911         150,454         146,373         136,804
Operating expense:                                                                                                                `
  Operation                                                 101,513          98,681          88,722          89,674          84,667
  Maintenance                                                 9,475           8,674           7,724           7,866           7,090
  Taxes                                                      20,446          16,958          15,588          14,078          11,770
  Depreciation and amortization                              19,654          18,481          15,225          14,013          13,240
                                                        -----------     -----------     -----------     -----------     -----------

     Total operating expense                                151,088         142,794         127,259         125,631         116,767
                                                        -----------     -----------     -----------     -----------     -----------

Operating income                                             29,017          24,117          23,195          20,742          20,037
Interest expense, other income and deductions                (7,177)         (4,331)         (4,518)         (6,510)         (6,020)
                                                        -----------     -----------     -----------     -----------     -----------

Net income                                                   21,840          19,786          18,677          14,232          14,017
Dividends paid                                                9,777           9,319           8,861           8,405           7,834
                                                        -----------     -----------     -----------     -----------     -----------

Invested in the business                                $    12,063          10,467           9,816           5,827           6,183
                                                        -----------     -----------     -----------     -----------     -----------


CONSOLIDATED PER SHARE DATA

Net income                                              $      1.20            1.08            1.02            0.78            0.77
Dividends paid                                          $      0.53            0.51            0.49            0.46            0.43
Shareholders' equity at year-end                        $     10.73           10.11            9.11            8.40            8.18

CONSOLIDATED BALANCE SHEET (in thousands)

Utility plant and intangible assets                     $   664,117         619,590         583,709         541,919         507,227
Less accumulated depreciation and amortization              208,909         189,221         174,985         161,576         149,721
                                                        -----------     -----------     -----------     -----------     -----------

     Net utility plant                                      455,208         430,369         408,724         380,343         357,506
                                                        -----------     -----------     -----------     -----------     -----------
Nonutility property                                          34,850          31,987          32,569          15,521          15,464
Total assets                                                587,709         552,152         516,244         457,770         435,552
Capitalization:
  Shareholders' equity                                      195,908         184,691         166,368         153,499         149,354
  Long-term debt                                            145,281         143,604         143,879         114,407         114,460
                                                        -----------     -----------     -----------     -----------     -----------
     Total capitalization                               $   341,189         328,295         310,247         267,906         263,814
                                                        -----------     -----------     -----------     -----------     -----------


OTHER STATISTICS - SAN JOSE WATER COMPANY

Customers at year-end                                       222,400         220,800         220,100         219,400         219,000
Average revenue per customer                            $    792.08          733.76          664.99          652.79          612.78
Investment in utility plant per customer                $     2,986           2,806           2,652           2,470           2,316
Miles of main at year-end                                     2,447           2,434           2,430           2,422           2,419
Water production (million gallons)                           48,198          51,082          49,593          52,068          52,122
Maximum daily production (million gallons)                      201             192             211             216             199
Population served (estimate)                              1,002,400         995,000         992,000         989,000         988,000



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Description of the Business:
----------------------------

     SJW Corp. is a publicly traded company and is a holding company with four subsidiaries:

     San Jose Water Company, a wholly owned subsidiary, is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose, California area. The United States water utility industry is largely fragmented and is dominated by the municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes the water utilities subject to lower business cycle risks than nonregulated industries. The Company has continued to expand its existing portfolio of nonregulated water service contracts.

     SJW Land Company, a wholly owned subsidiary, owns and operates a eight acre surface lot parking facility, which is located adjacent to the San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings and other undeveloped land primarily in the San Jose Metropolitan area, other properties in the states of Florida, Connecticut and Texas, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

     SJW  Land  Company  has  historically  developed  its  asset  base  into  a
relatively   low  risk,   moderately   leveraged,   diversified   portfolio   of
income-producing properties through tax-advantaged exchanges.

     SJWTX Water, Inc. (SJWTX Water), a wholly owned subsidiary, was incorporated in Texas in 2005. SJWTX Water entered into an agreement to purchase substantially all of the assets of Canyon Lake Water Supply Corporation (CLWSC). CLWSC serves a population of approximately 20,000 with more than 6,700 connections in western Comal County and southern Blanco County, which is approximately 50 miles Southwest of Austin, Texas. The purchase price of CLWSC consists of $3.2 million in cash payable to CLWSC at closing, SJWTX Water's assumption, retirement or recapitalization of all of CLWSC's outstanding debt and bond obligations of approximately $20 million and SJWTX Water's payment of certain CLWSC transaction expenses. On February 14, 2006, the Texas Water Development Board approved the Executive Administrator to negotiate a purchase agreement for the sale of CLWSC loan portfolio to SJWTX Water. The acquisition has been approved by the CLWSC members and is pending approval from the regulatory agencies, with resolution expected in mid-2006.

     Crystal Choice Water Service LLC, a 75% owned limited liability subsidiary formed in January 2001, engages in the sale and rental of water conditioning and purification equipment.

     SJW Corp. also owns 1,099,952 shares or approximately 6% of California Water Service Group as of December 31, 2005.

Business Strategy:
------------------

SJW Corp. focuses its business initiatives in four strategic areas:

     (1) Regional regulated utility operations in the San Jose metropolitan area.

     (2) Regional nonregulated water and utility-related services provided in accordance with the guidelines established by the CPUC.

     (3)  Real estate development and investment activities in SJW Land Company.

     (4) Out-of-region water and utility-related services, primarily in the Western United States.

     Regional Regulated Activities
     -----------------------------

     SJW Corp.'s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary that provides water service to the greater metropolitan San Jose area. SJW Corp. plans and applies a disciplined approach to improving and maintaining its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

     San Jose Water Company also seeks appropriate nonregulated business opportunities that complement its existing operations or that allow it to extend its core competencies beyond existing operations. San Jose Water Company seeks opportunities to fully utilize its capabilities and existing capacity by providing services to other regional water systems, benefiting its existing regional customers through increased efficiencies and revenue sharing.

     Real Estate Development and Investment
     --------------------------------------

     SJW Land Company's real estate investments diversifies SJW Corp.'s asset base and balances SJW Corp.'s concentration in regulated assets. SJW Land Company implements its strategy by exchanging selected real estate assets for relatively low risk investments with a capital structure and risk and return profile that is consistent with SJW Corp.'s consolidated capital structure and risk and return profile.

     Out-of-Region Opportunities
     ---------------------------

     SJW Corp. is also pursuing opportunities to participate in out-of-region water and utility-related services, particularly regulated water businesses, in the Western United States. SJW Corp. evaluates possible out-of-region and out-of-state acquisition opportunities that meet SJW Corp.'s risk and return profile.

The factors SJW Corp. considers in evaluating such opportunities include:

     o    regulatory environment

     o    synergy potential

     o    general economic conditions

     o    potential profitability

     o    additional growth opportunities within the region

     o    water quality and environmental issues; and

     o    capital requirements.

     SJW Corp. cannot be certain it will be successful in consummating any transactions relating to such opportunities. In addition, any transaction will involve numerous risks. These include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities of the acquired assets, the risk of diverting management's attention from normal daily operations of the business, negative impact to SJW Corp.'s financial condition and operating results, the risks of entering markets in which it has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

Critical Accounting Policies:
-----------------------------

     SJW Corp. has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on the Corporation's business operations is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect the Corporation's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of "Notes to Consolidated Financial Statements." The Corporation's critical accounting policies are as follows:

     Balancing Account

     Within its regulatory regime, the CPUC establishes a memorandum type balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. A separate memorandum type balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and pump tax). Since balances are being tracked and have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the expenses in the balancing account on its financial statements. The memorandum type balancing account balance varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. Had the memorandum type balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be decreased by the amount of the account over-collection, as the case may be, or increased by the amount of the account under-collection, less applicable taxes. Please also see Item 1A, "Risk Factors" in this Item 7 below.


         The following is a summary of the balancing account:

                                                  December 31, 2005       December 31, 2004
                                                  -----------------       -----------------
Under/(over)-collected balancing account
11/29/01 to 12/31/03, including interest                $  (403)                $  (390)
Under-collected balancing account
1/1/2004 to 12/31/2004, including interest                  786                   1,000
Over-collected Memorandum Type
Balancing Account 1/1/2005 to 12/31/2005                   (139)                     --
                                                        -------                 -------
Net under-collected balancing account                   $   244                 $   610
                                                        =======                 =======


     Revenue Recognition

     SJW Corp. recognizes its regulated and nonregulated revenue in accordance with SEC Staff Accounting Bulletin 104, "Revenue Recognition", when services have been rendered.

     San Jose Water Company's revenue from metered customers includes billings to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. The company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company's estimates are determined. As of December 31, 2005 and 2004, accrued unbilled revenue was $8,706,000 and $6,605,000, respectively. Unaccounted for water for 2005 and 2004 approximated 5.2% and 6.2%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the company's unaccounted for water through customer conservation, main replacements and lost water reduction programs.

     SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company's nonregulated utility operations and billing or maintenance agreements are recognized in accordance with SEC Staff Accounting Bulletin 104, "Revenue

Recognition," when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services have been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

     Recognition of Regulatory Assets and Liabilities

     Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgments that it is probable that these costs and credits are recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in future ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance had to be recognized at December 31, 2005 and December 31, 2004. The net regulatory assets recorded by San Jose Water Company were $13,037,000 and $8,064,000 as of December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company has revised its deferred tax liabilities and regulatory assets related to property placed in service before the adoption by CPUC of full normalization for ratemaking purposes, resulting in an increase to deferred tax liabilities and regulatory assets of $5,804.

     Income Taxes

     SJW Corp. estimates its federal and state income taxes as part of the process of preparing the financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes, including the evaluation of the treatment acceptable in the water utility industry and regulatory environment. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. If actual results, due to changes in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, differ materially from these estimates, the provision for income taxes will be materially impacted.

     Pension Accounting

     San Jose Water Company offers a defined benefit plan, a Executive Supplemental Retirement Plan and certain post-retirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increase received by the employees, mortality, turnover and medical costs. See assumptions and disclosures detailed in Note 11 of "Notes to Consolidated Financial Statements".

     San Jose Water Company, through its Retirement Plan Administrative Committee managed by representatives from the unions and management, establishes investment guidelines that require approximately 30% of the investments be in bonds or cash. As of December 31, 2005, the plan assets consist of approximately 22% bonds, 4% cash and 74% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distribution of assets are not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus risk related to foreign exchange fluctuation is diminished.

     The market values of the plan assets are marked to market at the measurement date. The investment trust assets incurs unrealized market losses from time to time. As a result, the pension expense in 2005 included the amortization of unrealized market losses on pension assets. Unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes. Market losses in 2004 increased pension expense by approximately $114,000 in 2005 and market recovery in 2003 reduced pension expense by approximately $278,000 in 2004.

     The company utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with outstanding amounts of $1,000,000 or more in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date. The composite discount rate used was 5.75% and 6.00% for the years ending December 31, 2005 and 2004, respectively.

     Stock-Based Compensation Plans

     SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares and dividend units. Under the plan, a total of 1,800,000 common shares are authorized for awards and grants. The Corporation has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," utilizing the Black-Scholes option-pricing model to compute the fair value of options at grant date as basis for the stock-based compensation for financial reporting purposes. The weighted-average assumptions utilized include: expected dividend yield - 2.6%, expected volatility - 24.3%, risk-free interest rate - 3.67%, expected holding period - five years.

     In addition to the option grants, SJW Corp. has granted deferred restricted stock units and restricted stock to a key employee of the Corporation, which was valued at market price at the date of grant. The Corporation is recognizing the fair market value of the restricted stock units granted as compensation expense, over the vesting period as services are rendered. Deferred restricted stock units are issued to the participant in accordance with the deferral agreement and restricted stock is issued to the participant when vested.

     Additionally, the restricted stock units granted to the non-employee board members from the conversion of cash pension benefits were valued at market price at the date of grant. The Corporation is correspondingly recognizing the fair market value of such units granted as compensation expenses, over the vesting period as services are rendered.

     Consolidation Policy of Majority-Owned Enterprises

     SJW Corp. consolidates its 75% controlling interest of Crystal Choice Water Service LLC in its financial statement with the 25% minority interest included as "other" in the consolidated Statements of Income and Comprehensive Income and in "other non-current liabilities" in the Balance Sheet. Effective January 1, 2004, the Corporation adopted FASB Interpretation No. 46(R) (FIN46R), "Consolidation of Variable Interest Entities". As a result of the adoption of FIN46R, the Corporation has identified its investment in 444 West Santa Clara Street, L.P. as a variable interest entity with SJW Land Company as the primary beneficiary.

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

     Nonutility property in San Jose Water Company is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognized gain/loss on disposition of nonutility property in accordance with CPUC Code
Section 790. Nonutility property in SJW Land Company and Crystal Choice Water Service LLC consists primarily of land, buildings, parking facilities and water conditioning equipment. Net gains or losses from the sale of nonutility property are recorded as a component of other (expense) income in our consolidated statement of income and comprehensive income.

Results of Operations:
----------------------

     SJW Corp. restated its previously reported 2003 Consolidated Statements of Income and Comprehensive Income as a result of adopting FIN46R. As a result of the adoption of FIN46R, SJW Corp. has consolidated its limited partnership interest in 444 West Santa Clara Street, L.P.

     Overview

     SJW Corp.'s consolidated net income for twelve months ending December 31, 2005 was $21,840,000, compared to $19,786,000 for the same period in 2004. The increase of $2,054,000 or 10% includes an after-tax gain of $1,095,000 from the sale of the SJW Land Company property in the third quarter of 2005 and the increase in San Jose Water Company's revenue due to rate increases. Please refer to Note 13 "Sale of Nonutility Property" under Notes to Consolidated Financial Statements.

     Operating Revenue

                         Consolidated Operating Revenue

                                            2005           2004          2003
                                            ----           ----          ----
                                                     (in thousands)
San Jose Water Company                    $175,524          161,757    146,132
SJW Land Company                             3,324            3,466      3,096
Crystal Choice Water Service LLC             1,257            1,688      1,226
                                          --------         --------   --------
                                          $180,105          166,911    150,454
                                          ========         ========   ========

The change in consolidated operating revenue was due to the following factors:

Utility:

                                    2005 vs. 2004              2004 vs. 2003
                                 Increase/(decrease)        Increase/(decrease)
                                 -------------------        -------------------
                                                  (in thousands)
Consumption changes             $ (5,786)       (3%)       $  3,414          2%
New customers increase               922         1%             458         --
Rate Increases                    18,631        11%          11,753          8%
Parking and lease                   (141)       --              370         --
Crystal Choice Water Service LLC    (432)       (1%)            462          1%
                                --------  --------         --------   --------
                                $ 13,194         8%        $ 16,457         11%
                                ========  ========         ========   ========

2005 vs. 2004

     The revenue increase consists of $13,767,000 from San Jose Water Company and offset by a decrease of $573,000 from SJW Land Company and Crystal Choice Water Service LLC. The increase in revenue in San Jose Water Company was primarily due to cumulative rate increases from January through July 2005, which was partially offset by a decrease in customer consumption. The rate increases resulted from San Jose Water Company's general rate case application in 2004 and an offset rate increase for production costs adjustments in July 2005. San Jose Water Company is allowed to recover via a twelve month quantity rate surcharge authorized by the CPUC effective January 1, 2005, approximately $4,968,000 of under-collected revenue due to regulatory delay in implementation of new rates in 2004. The surcharge is non-recurring and expired on December 31, 2005.

     SJW Land Company's revenue decreased $141,000 from prior year as a result of lower parking revenue primarily due to the reduction in events at the HP Pavilion resulting from the National Hockey League lockout. Crystal Choice Water Service LLC revenue decreased $432,000 due to lower equipment sales.

2004 vs. 2003

     Consolidated operating revenue for 2004 increased by $16,457,000, or 11%, primarily due to increases in customer consumption and rate increases. The rate increases were the result of the CPUC's approval of San Jose Water Company's 2004 general rate case application authorizing new rates effective August 2004 and an offset rate increase to recover higher production costs. San Jose Land Company's revenue increased $370,000 primarily due to higher rental income from warehouse properties. Crystal Choice Water Service LLC's revenue increased $462,000 over 2003 due to an improved marketing and pricing strategy.

San Jose Water Company Operating Revenue and Customer Counts

     The following table represents operating revenues and number of customers by customer group of San Jose Water Company:

                       Operating Revenue by Customer Group

                                             2005           2004          2003
                                             ----           ----          ----
                                                      (in thousands)
Residential and Business                  $161,619        148,325        134,121
Industrial                                   1,042          1,083            980
Public Authorities                           8,903          8,832          7,856
Others                                       3,960          3,517          3,175
                                          --------       --------       --------
                                          $175,524        161,757        146,132
                                          ========       ========       ========

                               Number of Customers

                                             2005           2004          2003
                                             ----           ----          ----

Residential and Business                  217,192         215,624        215,029
Industrial                                     85              89             91
Public Authorities                          1,715           1,715          1,689
Others                                      3,408           3,372          3,291
                                          --------       --------       --------
                                          222,400         220,800        220,100
                                          ========       ========       ========

     Operating Expense

     Operating expense by subsidiary was as follows:

                         Operating Expense by Subsidiary

                                             2005           2004          2003
                                             ----           ----          ----
                                                       (in thousands)
San Jose Water Company                    $147,244        138,188        123,422
SJW Land Company                             1,686          2,098          1,944
Crystal Choice Water Service LLC             1,596          1,728          1,408
SJW Corp.                                      562            780            485
                                          --------       --------       --------
                                          $151,088        142,794        127,259
                                          ========       ========       ========

     Operating expense increased $8,294,000 or 6% in 2005 compared to 2004, and $15,535,000 or 12% in 2004 compared to 2003.

     The change in operating expense was due to the following:

                                                       2005 vs. 2004               2004 vs. 2003
                                                     Increase (decrease)         Increase (decrease)
                                                     -------------------         -------------------
                                                                     (in thousands)
Water Production Costs:
     Change in surface water supply                 $ (1,033)       (1%)        $  2,087         2%
     Usage and new customers                          (4,460)       (3%)           2,003         2%
     Purchased water and pump tax price increase       3,292         2%            4,900         4%
     Energy prices                                       330         1%             (421)       (1%)
                                                    --------   --------         --------   --------
     Total water production costs                     (1,871)       (1%)           8,569         7%
Administrative and general                             3,412         2%            1,083         1%
Other operating expense                                1,291         1%              307        --
Maintenance                                              801         1%              950         1%
Property taxes and other non-income taxes                359        --               249        --
Depreciation and amortization                          1,173         1%            3,256         2%
Income taxes                                           3,129         2%            1,121         1%
                                                    --------   --------         --------   --------
                                                    $  8,294         6%         $ 15,535        12%
                                                    ========   ========         ========   ========

     The various components of operating expenses are discussed below.

     Water production costs

2005 vs. 2004

     Total water production costs decreased $1,871,000 in 2005 primarily due to a decrease in customer usage and the greater availability of the less costly surface water resulting from increased rainfall in 2005. These decreases were partially offset by increases in rates for purchased water and pump tax from the SCVWD commencing in July 2005 and a slight increase in energy costs. Water production decreased 2,884 million gallons in 2005 from 2004, which was consistent with customer consumption.

2004 vs. 2003

     The increase in water production costs of $8,569,000 in 2004 was attributable to increases in the cost of purchased water and pump taxes charged to the San Jose Water Company by the SCVWD, new customers, and higher water production due to increased consumption and decreased surface water supply. These increases were partially offset by a slight decrease in energy cost. Water production in 2004 increased 1,489 million gallons from 2003, which was consistent with customer consumption.

Sources of Water Supply

     The following table represents the sources of water supply for San Jose Water Company:

                                              Source of Water Supply
                                         -------------------------------
                                           2005       2004       2003
                                           ----       ----       ----
                                               (million gallons) (MG)
Purchased water                           29,215     28,243     27,376
Ground water                              13,649     18,109     16,168
Surface water                              4,938      4,258      5,670
Reclaimed water                              396        472        379
                                         -------    -------    -------
                                          48,198     51,082     49,593
                                         =======    =======    =======

Average water production cost per MG     $ 1,382      1,341      1,209
                                         =======    =======    =======

     San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water. Increases in surface water availability in 2005 decreased water production costs by approximately $1,033,000.

     Water production in 2005 decreased 2,884 million gallons from 2004 while water production in 2004 increased 1,489 million gallons from 2003. The availability of the surface water was significantly greater in 2005 than in 2004. The changes in water production are consistent with the related operating expenses.

Other Operating Expense and Administrative and General

     The following table represents components of other operating expense and administrative and general:

             Other Operating Expense and Administrative and General

                                                    2005        2004       2003
                                                    ----        ----       ----
                                                            (in thousands)
Water supply                                       $   966    $   746    $   704
Water treatment and quality                          2,033      1,487      1,541
Pumping                                              1,639      1,461      1,394
Transmission and distribution                        3,401      3,143      2,979
Customer accounts                                    4,824      4,590      4,403
Other                                                1,320      1,465      1,564
                                                   -------    -------    -------
   Subtotal - Other operating expenses              14,183     12,892     12,585
Administrative and general                          20,697     17,285     16,202
                                                   -------    -------    -------
Other operating expenses and administrative
  and general                                      $34,880    $30,177    $28,787
                                                   =======    =======    =======

2005 vs. 2004

     Administrative, general and other operating expense increased $4,703,000 in 2005, or 15% in comparison to 2004. The increase consisted primarily of: (1) $1,254,000 in pension costs as a result of benefit plan enhancements, (2)
$1,133,000 in salaries, wages, medical benefits and other compensation in accordance with bargaining unit wage escalation and new hires which was incurred in all departments, (3) $1,197,000 in contracted work due to increased maintenance, security and watershed management and (4) $381,000 in accounting fees due to audit related services resulting from compliance with the Sarbanes-Oxley Act.

2004 vs. 2003

     Administrative, general and other operating expense increased $1,390,000 in 2004, or 5% in comparison to 2003. The increase consisted primarily of: (1) $1,397,000 in salaries, wages and other compensation in accordance with bargaining unit wage escalation and new hires which was incurred in all departments, (2) $479,000 in pension costs as a result of benefit plan enhancements and (3) $354,000 in accounting fees due to audit related services resulting from compliance with the Sarbanes-Oxley Act. These increases were partially offset by decreases of $535,000 in business risk and insurance costs.

     Other operating expense and administrative and general included expenses incurred in maintaining the water system, delivering the water supply, testing the water quality, providing customer service and general administration functions.

     Maintenance Expense

     Maintenance expense in 2005 increased $801,000 or 9% in comparison to 2004, and $950,000 in 2004 or 12% in comparison to 2003. The level of maintenance expense varied with the level of public work projects instituted by the government, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.'s facilities.

     Property Taxes and Other Non-income Taxes

     Property  taxes and  other  non-income  taxes  for 2005 and 2004  increased
$359,000 and $249,000, respectively, due primarily to increased property, payroll and franchise taxes.

     Depreciation

     Depreciation expense increased $1,173,000 or 6% in 2005 in comparison to 2004 due to higher investment in utility plant. Depreciation expense increased $3,256,000 or 21% in 2004 in comparison to 2003 due to higher investment in utility plant and an increase in the effective rate for depreciation. The increase in the depreciation rate was due to an increase in estimated removal costs.

     Income Tax Expense

     Income tax expense for 2005 was $14,773,000 excluding taxes on gain on sale of nonutility property of $761,000, compared to $11,644,000 for 2004, excluding taxes on condemnation gain on property of $2,624,000, representing an increase of $3,129,000, or 27% in comparison to 2004, due to higher earnings in 2005.

     The effective consolidated income tax rates for 2005, 2004 and 2003 were 42%, 42% and 41%, respectively. The higher effective income tax rate was due to the reversal of certain income tax benefits resulting from accelerated tax depreciation which has previously been passed through to customers through lower rates in prior years. Refer to Note 5 "Income Taxes" of Notes to Consolidated
Financial Statements for the reconciliation of actual income tax expense to expected income taxes.

     Other Income and Expense

     Other income for the year ended December 31, 2005 included an after-tax gain of $1,095,000 on the sale of a SJW Land Company property. Please refer to
Note 13 "Sale of Nonutility Property" and Note 14 "Condemnation Gain" under Notes to Consolidated Financial Statements.

     Interest expense, including interest on long-term debt and mortgages, increased $23,000, or less than 1% in 2005 compared to 2004 due to a $2,007,000 loan from the California Department of Water Resources. The funds in the above amount were obtained for modifications made to San Jose Water Company's Saratoga Water Treatment Plant. SJW Corp.'s consolidated weighted average cost of long-term debt, including the two mortgages acquired in 2003, the consolidated partnership loan, the Safe Drinking Water Act loan and the amortization of debt issuance costs was 7.4%, 7.5% and 7.5% for the years ended December 31, 2005, 2004 and 2003, respectively.

     Other comprehensive loss in 2005 was $1,908,000, which was primarily due to a comprehensive loss of $2,284,000, net of taxes of $1,570,000, associated with the Corporation's increase in pension liability for our pension plan, partially offset by the increase in market value of $376,000, net of taxes of $262,000, in the investment in California Water Service Group.

Liquidity and Capital Resources:

     San Jose Water Company's budgeted capital expenditures for 2006, exclusive of capital expenditures financed by customer contributions and advances are as follows:

                                          Budgeted Capital Expenditures
                                                    2006
                                          -----------------------------
                                                (in thousands)
              Water treatment                $   991           3%
              Reservoirs and tanks             1,647           4%
              Source of Supply                 3,198           8%
              Pump stations and equipment      4,115          10%
              Distribution system             27,277          68%
              Equipment and other              2,722           7%
                                             -------     -------
                                             $39,950         100%
                                             =======     =======

     The 2006 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $27,277,000 is approximately $18,000,000 that will be spent to replace San Jose Water Company's pipes and mains, which is funded through internally generated funds and borrowings.

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

     San Jose Water Company's capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. San Jose Water Company expects to incur approximately $225,000,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems, over the next five years, exclusive of customer contributions and advances. The company's actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general
economic   conditions.   Total   additions  to  utility  plant  normally  exceed
company-financed additions by several million dollars as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

     In 2005, SJW Corp. did not make any additional investment in Crystal Choice Water Service LLC related to its 75% share of capital investment. SJW Corp. does not expect to make significant cash contributions in Crystal Choice Water Service LLC in 2006.

     In 2005, the common dividends declared and paid on SJW Corp.'s common stock represented 45% of the net income for 2005. Historically, SJW Corp. has maintained its dividend payment ratio at approximately 50% of its earnings.

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

     San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of December 31, 2005. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. As of December 31, 2005, San Jose Water Company's funded debt was 47% of total capitalization and the net income available for interest charges was 483% of interest charges.

     San Jose Water Company received a $2,007,000 loan from the California Department of Water Resources' Safe Drinking Water State Revolving Fund (SDWSRF) for the retrofit of San Jose Water Company's water treatment plant. Of this amount, $1,953,000 was received in June 2005 and $54,000 was received in November 2005. Terms of this loan require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39%.

     In 2004, the California Department of Water Resources approved San Jose Water Company's application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of 20-years at an interest rate of 2.60%. Funds in the above amount will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2006 when all documentation has been completed.

SJW Land Company

     SJW Land Company executed mortgages in the amount of $9,900,000 in April 2003 in connection with acquiring two properties in the states of Connecticut and Florida. The mortgage loans are due in 10 years, amortized over 25 years with a fixed interest rate of 5.96% and are secured by the respective properties. The loan agreements generally restrict the company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. The properties were leased to a multinational company for 15.5 years.

     In January 2004, SJW Land Company adopted FIN46R, and as a result, the Corporation has included an outstanding mortgage loan in the amount of $4,098,000 as of December 31, 2005 in its consolidated balance sheet of 444 West Santa Clara Street, L.P. The mortgage loan is due April 2011 and amortized over 25 years with an interest rate of 7.8%. The mortgage loan is secured by the Partnership's real property and is non-recourse to SJW Land Company.

     In November 2004, SJW Land Company reached a settlement with the Valley Transportation Agency (VTA) whereby the VTA receives ownership of 1.2 acres of SJW Land Company's parking lot property. The settlement terms include a cash payment of $9,650,000 from the VTA to SJW Land Company, plus statutory interest and costs, and the conveyance of a parcel valued at approximately $325,000. The settlement resulted in a condemnation gain of $3,776,000, net of taxes. SJW Land Company intends to identify replacement property and reinvest the proceeds by November 2006.

     In November 2005, SJW Land Company acquired real property in Texas at a cost of $4,690,000 funded by proceeds from the sale of the Los Gatos Reservoir. The property is leased to a national retailer through August 2061.

SJW Corp.

     SJW Corp.'s consolidated long-term debt was 43% of total capitalization as of December 31, 2005. Management believes that the company is capable of obtaining future long-term capital to fund future regulated and nonregulated growth opportunities and capital expenditure requirements.

     SJW Corp. and its subsidiaries have an unsecured line of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At December 31, 2005, SJW Corp. and its subsidiaries had available unused short-term bank line of credit of $30,000,000. The line of credit was not utilized in 2005 and expires on December 15, 2006.

Off-Balance Sheet Arrangement/Contractual Obligations

     SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or fully disclosed in the Notes to Consolidated Financial Statements.

     SJW Corp.'s contractual obligation and commitments as of December 31, 2005 are as follows:

                                           ------------------------------------------------
                                                       Contractual Obligations
                                                       (dollars in thousands)
                                                               Due in
                                           ------------------------------------------------
                                                         Less than      1-5       After
                                             Total         1 Year      Years     5 Years
                                             -----         ------      -----     -------
Senior notes                                $130,000        --          --       130,000
SJW Land Company mortgages                     9,420         207       1,240       7,973
Advance for construction                      69,964       2,066       9,506      58,392
SDWSRF                                         2,007          39         421       1,547
444 West Santa Clara Street, L.P.
long-term debt (non-recourse to SJW Land
Company)                                       4,186          86         548       3,552
                                            --------       -----      ------     -------
Total contractual cash obligation           $215,577       2,398      11,715     201,464
                                            ========       =====      ======     =======

     In addition to the obligations listed above, San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000,000 in support of its $2,007,000 Safe Drinking Water Act State Revolving Fund Loan which was funded in 2005. The letter of credit will be renewed annually in December and the amount of coverage can be reduced as the principal balance decreases.

     San Jose Water Company purchases water from the SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2005, 2004 and 2003, San Jose Water Company purchased from SCVWD 22,400 million gallons ($34,500,000), 21,500 million gallons ($31,500,000)
and 20,700 million gallons ($28,100,000), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 19,800 million gallons ($31,000,000) of water at the current contract water rate of $1,565 per million gallons, from SCVWD in the contract year ending June 30, 2006. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an "as needed" basis and if the water supply is available from SCVWD. The contract water rates are determined by the SCVWD. These rates are adjusted periodically and coincide with SCVWD's fiscal year, which ends annually on June 30. The contract water rates for SCVWD's fiscal year ended 2006, 2005 and 2004 were $1,565, $1,519 and $1,412, per million gallons, respectively.

     San Jose Water Company sponsors noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2006, the company expects to make a contribution of $2,033,000 and $344,000 to the pension plan and the postretirement benefit plan, respectively. The amount of required contributions for years thereafter is not actuarially determinable.

     San Jose Water Company's other benefit obligations include employees' and directors' postretirement contracts, an Executive Supplemental Retirement Plan and an Executive Special Deferral Election Plan. Under these benefit plans, the company is committed to pay approximately the aggregate of $297,000 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.

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


     Impact of Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued a revised Statement No. 123, Share-Based Payment (Statement 123(R)), which addresses the accounting for share-based payment transactions in which an enterprise received employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity's ability to account for the share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SJW Corp. is utilizing a fair value option pricing model in calculating its options expense, which is an acceptable method under Statement 123(R), therefore, the adoption of Statement 123(R) is not expected to have a material impact on the Corporation's financial position, results of operations or cash flows.

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

Item 8.       Financial Statements and Supplementary Data


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Shareholders and Board of Directors
SJW Corp.:

We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of SJW Corp. and subsidiaries as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

(signed) KPMG LLP

Mountain View, CA
February 24, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Shareholders and Board of Directors
SJW Corp.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under
Item 9A, that SJW Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SJW Corp.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that SJW Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the COSO. Also, in our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SJW Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.


(signed) KPMG LLP


Mountain View, CA
February 24, 2006

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)


Assets
                                                                    December 31,
                                                                  2005        2004
------------------------------------------------------------------------------------
Utility plant:
   Land                                                        $  1,735       1,735
   Depreciable plant and equipment                              648,931     605,420
   Construction in progress                                       5,611       4,595
   Intangible Assets                                              7,840       7,840
                                                               --------    --------
                                                                664,117     619,590

   Less accumulated depreciation and amortization               208,909     189,221
                                                               --------    --------
                                                                455,208     430,369
                                                               --------    --------

Nonutility property                                              38,720      35,154

Less accumulated depreciation and amortization                    3,870       3,167
                                                               --------    --------
                                                                 34,850      31,987
                                                               --------    --------

Current assets:
  Cash and equivalents                                            9,398      10,899
  Accounts receivable:
    Customers, net of allowances for uncollectible accounts       9,701       8,044
    Other                                                         1,444         611
  Accrued unbilled utility revenue                                8,706       6,605
  Long-lived assets held-for-sale                                   149          --
  Materials and supplies                                            624         559
  Prepaid expenses                                                1,670       1,652
                                                               --------    --------
                                                                 31,692      28,370
                                                               --------    --------

Other assets:
  Investment in California Water Service Group                   42,051      41,413
  Unamortized debt issuance and reacquisition costs               3,131       3,300
  Regulatory assets                                              13,037       8,064
  Intangible pension asset                                        3,953       4,357
  Other                                                           3,787       4,292
                                                               --------    --------
                                                                 65,959      61,426
                                                               --------    --------
                                                               $587,709     552,152
                                                               --------    --------

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data) (continued)


Capitalization and Liabilities
                                                                              December 31,
                                                                          2005        2004
--------------------------------------------------------------------------------------------
Capitalization:
   Shareholders' equity:
     Common stock, $0.521 par value;  authorized 36,000,000 shares;
      issued and outstanding 18,270,882 shares                         $  9,516       9,516
     Additional paid-in capital                                          15,368      14,306
     Retained earnings                                                  160,588     148,525
     Accumulated other comprehensive income                              10,436      12,344
                                                                       --------    --------

   Total shareholders' equity                                           195,908     184,691
   Long-term debt, less current portion                                 145,281     143,604
                                                                       --------    --------
                                                                        341,189     328,295
                                                                       --------    --------

Current liabilities:
   Current portion of long-term debt                                        332         275
   Accrued pump taxes and purchased water                                 3,985       3,856
   Purchased power                                                          804         848
   Accounts payable                                                       5,120         870
   Accrued interest                                                       3,618       3,619
   Accrued taxes                                                          1,619         890
   Accrued payroll                                                        1,526       1,066
   Work order deposit                                                       486         773
   Other current liabilities                                              3,454       3,154
                                                                       --------    --------
                                                                         20,944      15,351
                                                                       --------    --------

Deferred income taxes                                                    52,246      49,507
Unamortized investment tax credits                                        1,854       1,915
Advances for construction                                                69,964      65,251
Contributions in aid of construction                                     84,271      78,655
Deferred revenue                                                          1,273       1,282
Postretirement benefit plans                                             13,213       9,359
Other noncurrent liabilities                                              2,755       2,537
Commitments and contingencies
                                                                       ========     =======
                                                                       $587,709     552,152
                                                                       ========     =======

          See accompanying notes to consolidated financial statements.



                           SJW Corp. and Subsidiaries
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     Years ended December 31 (in thousands, except share and per share data)


                                                                          2005              2004              2003
--------------------------------------------------------------------------------------------------------------------
Operating revenue                                                    $    180,105          166,911          150,454

Operating expense:
  Operation:
    Purchased water                                                        44,953           41,220           36,708
    Power                                                                   4,318            5,511            5,296
    Pump taxes                                                             17,362           21,773           17,931
                                                                     ------------     ------------     ------------
 Total production costs                                                    66,633           68,504           59,935

    Administrative and general                                             20,697           17,285           16,202
    Other                                                                  14,183           12,892           12,585
  Maintenance                                                               9,475            8,674            7,724
  Property taxes and other nonincome taxes                                  5,673            5,314            5,065
  Depreciation and amortization                                            19,654           18,481           15,225
  Income taxes                                                             14,773           11,644           10,523
                                                                     ------------     ------------     ------------
     Total operating expense                                              151,088          142,794          127,259
                                                                     ------------     ------------     ------------

Operating income                                                           29,017           24,117           23,195

Other (expense) income:
  Interest on senior notes                                                 (9,283)          (9,247)          (8,471)
  Mortgage and other interest expense                                        (910)            (923)            (530)
  Condemnation gain, net of taxes of $2,624                                                  3,776               --
  Gain on sale of nonutility property, net of taxes of $761
     in 2005 and $2,106 in 2003                                             1,095               --            3,030
  Dividends                                                                 1,254            1,243            1,237
  Other, net                                                                  667              820              216
                                                                     ------------     ------------     ------------
     Net income                                                      $     21,840           19,786           18,677
                                                                     ============     ============     ============

Other comprehensive income (loss):
  Unrealized income on investment, net of taxes of $262 in
     2005, $4,622 in 2004 and $1,691 in 2003                                  376            6,652            2,434
  Minimum pension liability adjustment, net of taxes of $1,570 in
     2005, $188 in 2004 and $276 in 2003                                   (2,284)             273             (399)
                                                                     ------------     ------------     ------------
   Other comprehensive income (loss)                                       (1,908)           6,925            2,035
                                                                     ------------     ------------     ------------
     Comprehensive income                                            $     19,932           26,711           20,712
                                                                     ============     ============     ============
Earnings per share
   - Basic                                                           $       1.20             1.08             1.02
   - Diluted                                                         $       1.18             1.08             1.02
                                                                     ------------     ------------     ------------
Comprehensive income per share
   - Basic                                                           $       1.09             1.46             1.13
   - Diluted                                                         $       1.08             1.45             1.13
                                                                     ============     ============     ============
Weighted average shares outstanding
   - Basic                                                             18,271,280       18,273,198       18,270,882
   - Diluted                                                           18,480,202       18,394,842       18,296,952
                                                                     ============     ============     ============




                                                   SJW Corp. and Subsidiaries
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                (in thousands, except per share amounts)


                                                                                                           Accumulated
                                                                                  Additional                 Other         Total
                                                                        Common     Paid-in    Retained   Comprehensive Shareholders'
                                                                        Stock      Capital    Earnings      Income        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2002                                           $  9,516     12,357       128,242      3,384       153,499

  Net income                                                                --         --        18,677         --        18,677
  Other comprehensive income
    Unrealized gain on investment, net of tax effect of $1,691                                               2,434         2,434
    Minimum pension liability adjustment, net of tax effect of $276                                           (399)         (399)
                                                                                                                         -------
  Comprehensive income                                                                                                    20,712
  Stock-based compensation                                                          1,018                                  1,018
  Dividends paid ($0.49 per share)                                          --         --        (8,861)        --        (8,861)
                                                                      --------     ------       -------      -----       -------
Balances, December 31, 2003                                           $  9,516     13,375       138,058      5,419       166,368
  Net income                                                                --         --        19,786         --        19,786
  Other comprehensive income
    Unrealized gain on investment, net of tax effect of $4,622                                               6,652         6,652
    Minimum pension liability adjustment, net of tax effect of $188                                            273           273
                                                                                                                         -------
  Comprehensive income                                                                                                    26,711
  Stock-based compensation                                                          1,056                                  1,056
  Stock option exercise                                                                19                                     19
  Common stock buyback                                                               (144)                                  (144)
  Dividends paid ($.51 per share)                                           --         --        (9,319)        --        (9,319)
                                                                      --------     ------       -------      -----       -------
Balances, December 31, 2004                                           $  9,516     14,306       148,525     12,344       184,691
  Net income                                                                --         --        21,840         --        21,840
  Other comprehensive income
    Unrealized gain on investment, net of tax effect of $262                                                   376           376
    Minimum pension liability adjustment, net of tax effect of $1,570                                       (2,284)       (2,284)
                                                                                                                         -------
  Comprehensive income                                                                                                    19,932
  Stock-based compensation                                                          1,210                                  1,210
  Stock option exercise                                                                37                                     37
  Common stock buyback                                                               (185)                                  (185)
  Dividends paid ($.53 per share)                                           --         --        (9,777)        --        (9,777)
                                                                      --------     ------       -------      -----       -------
Balances, December 31, 2005                                           $  9,516     15,368       160,588     10,436       195,908
                                                                      ========     ======       =======     ======       =======


          See accompanying notes to consolidated financial statements.



                                SJW Corp. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31 (in thousands)


                                                                          2005         2004         2003
----------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                           $ 21,840       19,786       18,677
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                       19,654       18,481       15,225
     Deferred income taxes                                                1,918       10,110        6,398
      Stock-based compensation                                            1,210        1,056          492
      Tax benefit from stock options                                         16           12           --
     Condemnation gain, net of taxes                                         --       (3,776)          --
     Gain on sale of nonutility property, net of tax                     (1,095)          --       (3,030)
     Changes in operating assets and liabilities:
       Accounts receivable and accrued utility revenue                   (4,591)        (217)       1,634
       Accounts payable, purchased power and
         other current liabilities                                        4,504         (440)       1,579
       Accrued pump taxes and purchased water                               129          632           80
       Accrued taxes                                                        730          423         (204)
       Accrued interest                                                      (1)          --          375
       Accrued payroll                                                      460          307          193
       Work order deposits                                                 (287)        (738)         677
       Prepaid Expenses and Materials and Supplies                          (83)        (192)        (304)
       Deferred Revenue                                                     (10)         (46)         (23)
       Other noncurrent assets and noncurrent liabilities                (2,555)      (4,739)      (1,922)
         Refund due to customers                                             --           --           --
         Other changes, net                                                 782          584        2,177
                                                                       --------     --------     --------
Net cash provided by operating activities                                42,621       41,243       42,024
                                                                       --------     --------     --------

Investing activities:
   Additions to utility plant                                           (46,445)     (40,375)     (44,467)
   Additions to nonutility property                                      (5,324)      (1,888)     (17,780)
   Cost to retire utility plant, net of salvage                            (158)      (1,398)        (780)
   Proceeds from condemnation, net of legal fees                             --        8,177           --
   Proceeds from sale of nonutility property                              3,414           --        5,370
                                                                       --------     --------     --------
Net cash used in investing activities                                   (48,513)     (35,484)     (57,657)
                                                                       --------     --------     --------

Financing activities:
   Borrowings from line of credit                                            --           --       14,000
   Repayments of line of credit                                              --           --      (25,450)
   Long-term borrowings                                                   2,007           --       29,900
   Repayments of long-term borrowings                                      (273)        (252)        (176)
   Dividends paid                                                        (9,777)      (9,319)      (8,861)
   Common stock buyback                                                    (185)        (144)          --
   Exercise of stock options                                                 21            7           --
   Receipts of advances and contributions in aid of construction         14,732        6,680       17,694
   Refunds of advances for construction                                  (2,134)      (2,110)      (1,704)
                                                                       --------     --------     --------
Net cash (used in) provided by financing activities                       4,391       (5,138)      25,403
                                                                       --------     --------     --------

Net change in cash and equivalents                                       (1,501)         621        9,770
Cash and equivalents, beginning of year                                  10,899       10,278          508
                                                                       --------     --------     --------

Cash and equivalents, end of year                                      $  9,398       10,899       10,278
                                                                       ========       ======       ======


Cash paid during the year for:
  Interest                                                             $ 10,490       10,504        9,148
  Income taxes                                                         $ 16,558        5,286        7,720

          See accompanying notes to consolidated financial statements.

                           SJW CORP. AND SUBSIDIAIRES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 2005, 2004 and 2003
                    (Dollars in thousands, except share data)


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

     SJWTX Water, Inc., a wholly owned subsidiary, was incorporated in September 2005. SJWTX Water, Inc. entered into an agreement to purchase substantially all of the assets of Canyon Lake Water Supply Corporation (CLWSC), a Texas nonprofit water supply corporation (see Note 17).

     SJW Land Company owns and operates an eight acre surface lot parking facility adjacent to the HP Pavilion, commercial properties, several undeveloped real estate properties, warehouse properties in the states of Florida and Connecticut and a retail property in the state of Texas and also holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P., which is accounted for under the Financial Accounting Standards Board (FASB) Interpretation No. 46(R), "Consolidation of Variable Interest Entities" (see
Note 9).

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

     Utility Plant

     The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2005, 2004, and 2003 was $336, $341, and $330, respectively. Construction in progress was $5,611 and $4,595 at December 31, 2005 and 2004, respectively.

     The major components of depreciable plant and equipment as of December 31, 2005 and 2004 are as follows:

                                                      2005         2004
                                                      ----         ----
       Equipment                                    $108,628    $101,337
        Transmission and distribution                513,321     479,729
        Office buildings and other structures         26,982      24,354
                                                    --------    --------
           Total depreciable plant and equipment    $648,931    $605,420
                                                    ========    ========

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

     For the years 2005, 2004, and 2003 depreciation expense was approximately 3.6%, 3.6%, and 3.2%, respectively, of the beginning of the year balance of depreciable plant. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized. Depreciation expense for utility plant for the years ended December 31, 2005, 2004 and 2003 was $18,654, $17,498 and $14,435, respectively.

     Utility Plant Intangible Assets

     All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.

     Nonutility Property

     Nonutility property is recorded at cost and consists primarily of land, buildings, parking facilities and water conditioning equipment. The major components of nonutility property as of December 31, 2005 and 2004 are as follows:

                                                  2005           2004
                                                  ----           ----
     Land                                       $ 9,907        $ 8,139
     Buildings and improvements                  28,582         26,784
     Intangibles                                    231            231
                                                -------        -------
        Total nonutility property               $38,720        $35,154
                                                =======        =======


     Depreciation is computed using accelerated depreciation methods over the estimated useful lives of the assets, ranging from 5 to 39 years.

     Land and buildings and improvements include assets held for lease of $29,176 and $24,482, respectively, as of December 31, 2005 and 2004.

     Impairment of Long-Lived Assets

     In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the long-lived assets of the Company are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. Long-lived assets consist primarily of utility plant in service, nonutility property, intangible assets and regulatory assets.

     SJW Corp. has identified nonutility property as held-for-sale and is executing a plan to market and sell these properties within the next 12 months. The properties are recorded at the lower of the carrying amount or fair value less the anticipated cost to sell, which is also in accordance with SFAS No. 144.

     Cash and Equivalents

     Cash and equivalents include certain highly liquid investments with remaining maturities at date of purchase of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The cash and equivalents balance as of December 31, 2005 was $9,398 which included $8,397 cash deposited in a bank and $1,001 in short-term investments, consisting of one bond. The cash and equivalents balance as of December 31, 2004 was $10,899 which included $2,010 cash deposited in a bank and $8,889 in short-term investments, consisting primarily of certificates of deposit.

     Financial Instruments

     The carrying amount of SJW Corp.'s current assets and liabilities that are considered financial instruments approximates their fair value as of dates presented due to the short maturity of these instruments. The fair market value of long-term debt is discussed in Note 4.

     Investment in California Water Service Group

     SJW Corp.'s investment in California Water Service Group is accounted for under SFAS 115, Accounting for Marketable Securities, as an available-for-sale marketable security. The investment is reported at quoted market price with the change in unrealized gain or loss reported as other comprehensive income.

     Other Comprehensive Income

     The accumulated balance of other comprehensive income is reported in the equity section of the financial statements and includes the unrealized gain or loss, net of taxes, on the California Water Service Group investment, and the net of tax additional minimum pension liability adjustment related to Company sponsored retirement plans.

     Other Assets

     Debt reacquisition costs are amortized over the term of the related debt. Debt issuance costs are amortized to interest expense in the Statements of Income and Comprehensive Income.

     Regulatory Assets and Liabilities

     The Company records regulatory assets for future revenues expected to be realized in customers' rates when certain items are recognized as expenses for ratemaking purposes. The income tax temporary differences relate primarily to the difference between book and income tax depreciation on utility plant that was placed in service before the CPUC adopted normalization for rate making purposes. Previously the tax effect was passed onto customers. In the future, when such timing differences reverse, the Company believes it is probable that it will be able to include the impact of the deferred tax reversal in customer rates. The differences will reverse over the remaining book lives of the related assets. Although realization is not assured, management believes it is more likely than not that all of the regulatory asset will be realized.

     Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset. The company continually evaluates the recoverability of regulatory assets by assessing whether the amortization of the balance over the remaining life can be recovered through expected and undiscounted future cash flows.

     In addition, regulatory assets include items that are not recognized for ratemaking purposes, such as certain expenses related to postretirement benefits and asset retirement obligations, which are expected to be recoverable in future customer rates (see Note 5).

     Regulatory liabilities reflect temporary differences provided at higher than the current tax rate, which will flow through to future ratepayers, and unamortized investment tax credits.

     Regulatory assets and liabilities are comprised of the following as of December 31:

Regulatory assets:                                    2005        2004
                                                      ----        ----
     Income tax temporary differences               $13,889      8,085
     Asset retirement obligation                      1,220      1,200
     Postretirement benefits other than pensions         --        857
                                                    -------     ------
Total regulatory assets                             $15,109     10,142
                                                    =======     ======
Regulatory liabilities:
     Future tax benefits to ratepayers              $ 2,072      2,078
                                                    =======     ======
Net Regulatory Assets included in Balance Sheet     $13,037      8,064
                                                    =======     ======

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

     Advances for Construction and Contributions in Aid of Construction

     Customer advances for construction received after 1981 are being refunded ratably over 40 years. Customer advances prior to 1982 are refunded based on 22% of related revenues. Estimated refunds for 2006, 2007, 2008, 2009, 2010 and thereafter are $2,066, $1,998, $1,933, $1,875, $1,851 and $48,998, respectively.

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

     Asset Retirement Obligation

     SJW Corp.'s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells, which by law, the wells need to be remediated upon retirement.

Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2005 and 2004, the asset retirement obligation is as follows:

                                                    2005         2004
                                                    ----         ----
           Retirement obligation                   $4,492        4,613
           Discount rate                                6%           6%
           Present value                              723          711
           Regulatory asset                         1,220        1,200

     Revenue

     SJW Corp. recognizes its regulated and nonregulated revenue in accordance with SEC Staff Accounting Bulletin 104, "Revenue Recognition", when services have been rendered.

     San Jose Water Company's revenue from metered customers includes billings to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. The Company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company's estimates are determined. Operating revenue in 2005, 2004, and 2003 includes $3,891, $3,807, and $3,339 respectively, from the operation of the City of Cupertino municipal water system.

     Revenue from San Jose Water Company's nonregulated utility operations, billing or maintenance agreements is recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services has been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

     Balancing Account

     The CPUC establishes the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power and pump tax. Since the balances have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until the CPUC authorizes the change in customers' rates. As of December 31, 2005 and 2004, the balancing account had a net under-collected balance of $244 and $610, respectively.

     Stock-Based Compensation

     SJW Corp. follows Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which established a fair value based method of accounting for stock-based compensation plans. The Corporation utilizes the Black-Scholes option-pricing model to compute the fair value of options at grant date as the basis for the stock-based compensation recorded in the Corporation's consolidated financial statements.

     Maintenance Expense

     Planned major maintenance projects are charged to expense as incurred. SJW Corp. does not accrue maintenance costs prior to periods in which they are incurred.

     Earnings per Share

     Basic earnings per share and comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share and diluted comprehensive income per share are calculated based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp.'s Long Term Incentive Plan, and income available to common shareholders and comprehensive income.


Note 2.       Capitalization

     SJW Corp. is authorized to issue 36,000,000 shares of $0.521 par value common stock. At December 31, 2005 and 2004, 18,270,882 shares of common stock were issued and outstanding.

     On April 29, 2004, the Board of Directors of SJW Corp. authorized a stock repurchase program to repurchase up to 200,000 shares of its outstanding common stock over a thirty-six month period following its announcement. As of December 31, 2005 and 2004, SJW Corp. repurchased 9,472 and 8,590 shares, respectively, of its outstanding common stock at the prevailing market price in the open market at an aggregate cost of $185 and $144, respectively. All repurchased shares have been cancelled and are considered authorized and unissued.

     At December 31, 2005 and 2004, 176,407 shares of $25 par value preferred stock were authorized. At December 31, 2005 and 2004, none were outstanding.

     On January 31, 2006, SJW Corp. declared a two-for-one split on the Corporation's common stock for holders of record on March 2, 2006. In connection with the stock split, the number of shares of common stock increased from 18,000,000 to 36,000,000 and the par value of each share of common stock decreased from $1.042 to $0.521. The share and per share data presented herein has been adjusted to reflect the aforementioned stock split.

Note 3.    Line Of Credit

     SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $30,000. This line of credit bears interest at variable rates and expires on December 15, 2006. The Company had no borrowings under the line of credit during the 2005 or 2004 fiscal years.

     San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000 in support of its $2,007 Safe Drinking Water Act State Revolving Fund Loan which was funded in 2005. The letter of credit automatically renews for one year each December unless the issuing bank elects not to renew and the amount of coverage can be reduced as the principal balance decreases.

Note 4.       Long-Term Debt

     Long-term debt as of December 31 was as follows:

               Description                           Due Date           2005           2004
               -----------                           --------           ----           ----
    Senior notes:
       A  8.58%                                        2022          $ 20,000         20,000
       B  7.37%                                        2024            30,000         30,000
       C  9.45%                                        2020            10,000         10,000
       D  7.15%                                        2026            15,000         15,000
       E  6.81%                                        2028            15,000         15,000
       F  7.20%                                        2031            20,000         20,000
       G  5.93%                                        2033            20,000         20,000
                                                                     --------        -------
              Total senior notes                                     $130,000        130,000
                                                                     --------        -------
    Mortgage loans 5.96%                               2013             9,420          9,614
    444 West Santa Clara Street, L.P. 7.80%
    (non-recourse to SJW Land Company)                 2011             4,186          4,265
    SDWSRF loan 2.39%                                  2026             2,007             --
                                                                     --------        -------
         Total debt                                                  $145,613        143,879
         Less:  Current portion                                           332            275
                                                                     --------        -------
         Total long-term debt, less
         current portion                                             $145,281        143,604
                                                                     ========        =======

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

     The mortgage loans, which are the obligations of SJW Land Company, are due in 2013. These loans amortize over twenty-five years, are secured by two lease properties and carry a fixed interest rate with 120 monthly principal and interest payments. The loan agreements generally restrict the company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. An amortization schedule of the mortgage loans is as follows:

                                          Amortization Schedule
                         -------------------------------------------------------
       Year                 Total Payment          Interest          Principal
       ----                 -------------          --------          ---------
       2006                       763                 556              207
       2007                       763                 544              219
       2008                       763                 530              233
       2009                       763                 516              247
       2010                       763                 501              262
    Thereafter                 $9,392               1,141            8,251

     444 West Santa Clara Street, L. P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,186 as of December 31, 2005. The mortgage loan is due in April 2011 and amortized over twenty-five years with a fixed interest rate of 7.8%. The loan is secured by the partnership's real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan is as follows:

                                          Amortization Schedule
                         -------------------------------------------------------
       Year                 Total Payment          Interest          Principal
       ----                 -------------          --------          ---------
       2006                       410                 324               86
       2007                       410                 317               93
       2008                       410                 309              101
       2009                       410                 301              109
       2010                       410                 292              118
    Thereafter                 $6,349               2,671            3,678

     San Jose Water Company has a $2,007 loan from the Safe Drinking Water State Revolving Fund (SDWSRF) at a rate of 2.39%. This loan was funded in 2005 and requires semi-annual principal and interest payments commencing in 2006. San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000 in support of this loan. The letter of credit automatically renews for one year each December unless the issuing bank elects not to renew and the amount of coverage can be reduced as the principal balance decreases. An amortization schedule of the SDWSRF loan is as follows:

                                          Amortization Schedule
                         -------------------------------------------------------
       Year                 Total Payment          Interest          Principal
       ----                 -------------          --------          ---------
       2006                        63                  24               39
       2007                       127                  47               80
       2008                       127                  45               82
       2009                       127                  43               84
       2010                       127                  41               86
    Thereafter                 $1,966                 331            1,635

     The fair value of long-term debt as of December 31, 2005 and 2004 was approximately $167,429 and $169,039, respectively, using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration.

Note 5.       Income Taxes

     The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:

                                                                 2005          2004         2003
                                                               --------     --------     --------
"Expected" federal income tax                                  $ 13,081       11,918       10,957
Increase (decrease) in taxes attributable to:
    State taxes, net of federal income tax benefit                2,147        1,957        1,799
    Dividend received deduction                                    (307)        (305)        (303)
    Other items, net                                                613          698          176
                                                               --------     --------     --------
                                                               $ 15,534       14,268       12,629
                                                               ========     ========     ========


         The components of income tax expense were:

                                                                 2005          2004         2003
                                                               --------     --------     --------
Current:
      Federal                                                  $ 13,493        3,516        4,199
      State                                                       3,689        2,681        2,374
Deferred:
      Federal                                                    (1,247)       7,627        6,129
      State                                                        (401)         444          (73)
                                                               --------     --------     --------
                                                               $ 15,534       14,268       12,629
                                                               ========     ========     ========


                                                                 2005          2004         2003
                                                               --------     --------     --------
Income taxes included in operating expenses                    $ 14,773       11,644       10,523
Income taxes included in gain on sale or condemnation
of nonutility property                                              761        2,624        2,106
                                                               --------     --------     --------
                                                               $ 15,534       14,268       12,629
                                                               ========     ========     ========

     The components of the net deferred tax liability as of December 31 was as follows:

Deferred tax assets:                                    2005           2004
                                                      -------         ------
     Advances and contributions                       $14,566         14,262
     Unamortized investment tax credit                    998          1,031
     Pensions and postretirement benefits               5,839          3,020
     California franchise tax                             786            749
     Other                                                512            466
                                                      -------         ------
Total deferred tax assets                             $22,701         19,528

Deferred tax liabilities:
     Utility plant                                    $51,470         45,623
     Investment                                        14,986         14,724
     Deferred gain-property transfer                    6,922          6,161
     Debt reacquisition costs                             892            942
     Other                                                677          1,585
                                                      -------         ------
Total deferred tax liabilities                         74,947         69,035
                                                      -------         ------
Net deferred tax liabilities                          $52,246         49,507
                                                      =======         ======

     Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.

     As of December 31, 2005, SJW Corp. has revised its deferred tax liabilities and regulatory assets balances related to property placed in service before the adoption by CPUC of full normalization for ratemaking purposes. As a result, deferred tax liabilities and regulatory assets increased by $5,804.

Note 6.       Intangible Assets

     Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, and other intangibles of $1,040 primarily incurred in conjunction with the SCVWD water contracts related to the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 - 70 years.

     Amortization expense for the intangible assets was $288 for each of the years ended December 31, 2005, 2004 and 2003. Amortization expense for 2006, 2007, 2008, 2009 and 2010 is anticipated to be $288 per year.

     The costs of intangible assets as of December 31, 2005 and 2004 are as follows:

                                                     2005         2004
                                                    ------       -----
Concession fees                                     $6,800       6,800
Other intangibles                                    1,040       1,040
                                                    ------       -----
Intangible assets                                    7,840       7,840
Less:  Accumulated amortization
      Concession fees                                2,244       1,972
      Other intangibles                                315         299
                                                    ------       -----
Net intangible assets                               $5,281       5,569
                                                    ======       =====

Note 7.       Commitments

     San Jose Water Company purchases water from the SCVWD. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2005, 2004 and 2003, San Jose Water Company purchased from SCVWD 22,400 million gallons ($34,500), 21,500 million gallons ($31,500) and 20,700 million gallons ($28,100), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 19,800 million gallons ($31,000) of water at the current contract water rate of $1,565 per million gallons, from SCVWD in the contract year ending June 30, 2006. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an "as needed" basis and if the water supply is available from SCVWD.

     The contract water rates are determined by the SCVWD. These rates are adjusted periodically and coincide with SCVWD's fiscal year, which ends annually on June 30. The contract water rates, per million gallons, for SCVWD's fiscal year ended 2006, 2005 and 2004 were $1,565, $1,519 and $1,412, respectively.

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

     As of December 31, 2005, San Jose Water Company had 311 employees, of whom 82 were executive, administrative or supervisory personnel, and of whom 229 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2006 through December 31, 2007. Both groups are affiliated with the AFL-CIO. The agreement includes approximately 3.5% and 3.0% wage adjustments for union workers for calendar years 2006 and 2007, respectively, with minor benefit modifications.

Note 8.       Contingency

     SJW Corp. is subject to litigation incidental to its business. There are no pending legal proceedings to which the Corporation or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on the Corporation's financial position, results of operations or cash flows. The Corporation maintains a reserve for litigation and claims, which had a balance of $543 and $442 as of December 31, 2005 and 2004, respectively.

Note 9.       Partnership Interest

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

     In January 2004, SJW Corp. adopted Interpretation No. 46(R), "Consolidation of Variable Interest Entities" issued by the Financial Accounting Standards Board (FASB). This interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. As a result of the adoption of FIN46R, the operations of the limited partnership are now consolidated by SJW Corp. This partnership had previously been accounted for under the equity method of accounting.

     The consolidated financial statements of SJW Corp. at December 31, 2005 and 2004 include the operating results of 444 West Santa Clara Street, L. P.
Inter-company balances were eliminated. Minority interest of $63, $67 and $72 was included in other income in the Consolidated Statements of Income and Comprehensive Income at December 31, 2005, 2004 and 2003, respectively. Included in other non-current liabilities of SJW Corp.'s Balance Sheet is minority interest of $22 and $24 at December 31, 2005 and 2004, respectively.

Note 10.      Crystal Choice Water Service LLC

     In January 2001, SJW Corp. formed Crystal Choice Water Service LLC, a limited liability company, with Kinetico, Incorporated, a leading water conditioning equipment manufacturer. Crystal Choice Water Service LLC engages in the sale and rental of water conditioning equipment. SJW Corp. owns approximately 75% of the joint venture and invested $75 in 2003. No additional investment was made during 2005 and 2004. The consolidated financial statements of SJW Corp. at December 31, 2005 and 2004 include the operating results of Crystal Choice Water Service LLC. Inter-company balances have been eliminated.

Minority interest in the losses of Crystal Choice Water Service LLC of $85, $13, and $55 was included in other, net, in the Consolidated Statements of Income and Comprehensive Income at December 31, 2005, 2004 and 2003, respectively. Included in other non-current liabilities of SJW Corp.'s Balance Sheet is minority interest of $60 and $144 at December 31, 2005 and 2004, respectively.

Note 11.      Employee Benefit Plans

     Pension Plans

     San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee's years of service and highest consecutive thirty-six months of compensation. Company policy is to contribute the net periodic pension cost to the extent it is tax deductible.

     The Pension Plan is administered by a Committee that is composed of an equal number of Company and Union representatives. Investment decisions have been delegated by the Committee to an Investment Manager, presently Private Wealth Partners, LLC. Investment guidelines provided to the Investment Manager require that at least 30% of plan assets be invested in bonds or cash. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. The Investment Manager following the required investment guidelines has achieved a 12.94% return on their equity investments since their retention in 1984, while the Standard and Poor's 500 index was 12.78% for the same period. Additionally, Wachovia Securities, LLC has been retained by the Committee as an advisor to monitor the performance of the Investment Manager based on written plan performance goals and criteria.

     Generally, it is expected of the Investment Manager that the performance of the Pension Plan Fund, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three to five-year period and/or full market cycle. These standards include a specific rate of return, a return of 4% in excess of inflation and performance better than a similarly balanced fund using Standard and Poor's 500 Index and Lehman Brothers Government/Corporate Index. Satisfactory performance will also be achieved if the total return over a full market cycle is in the first quartile of a blended universe (60/40) of equity and fixed income funds.

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

     San Jose Water Company has an Executive Supplemental Retirement Plan, which is a defined benefit plan under which the company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $5,548 and $4,378 as of December 31, 2005 and 2004, respectively, and net periodic pension cost of $557, $426 and $583 for 2005, 2004, and 2003, respectively.

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

     Medicare

     In December 2003, federal legislation was passed reforming Medicare and introducing the Medicare Part D prescription drug program. San Jose Water Company determined that the new legislation has no impact on its postretirement benefit plan under SFAS No. 116 "Employers' Accounting for Postretirement Benefits - Other Than Pensions." Because San Jose Water Company has a union contract with its employees whereby San Jose Water Company provides medical benefits at a fixed cost to its retirees, San Jose Water Company's medical costs for postretirement benefits would not be affected by cost fluctuations resulting from the Medicare Part D prescription drug program.

     Deferral Plan

     San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. Company contributions were $792, $756 and $708 in 2005, 2004, and 2003, respectively.

     Executive Special Deferral Election Plan

     SJW Corp. adopted an Executive Special Deferral Election Plan effective January 1, 2005. The plan allows certain executives to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives have to make an election on the distribution and payment method of the deferrals before services are rendered. The Company records the investment return on the deferred funds as compensation expense once the deferrals are made. As of December 31, 2005, executives had deferred $335 to the plan. The Company recorded an investment return of $22 on the deferred funds as compensation expense in 2005.

     Other Postretirement Benefits

     In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. The plan is a flat dollar plan which is unaffected by variations in health care costs.

     Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:


                                              Pension Benefits               Other Benefits
                                              ----------------               --------------
                                           2005     2004     2003         2005    2004     2003
                                           ----     ----     ----         ----    ----     ----
                                              %        %        %            %       %        %
   Discount rate                           6.00     6.25     6.75         6.00    6.25     6.75
   Expected return on plan assets          8.00     8.00     8.00         8.00    8.00     8.00
   Rate of compensation increase           4.00     4.00     4.00         n.a.    n.a.     n.a.

     Benefit obligation for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions as of December 31:


                                             Pension Benefits              Other Benefits
                                             ----------------              --------------
                                              2005     2004                2005     2004
                                              ----     ----                ----     ----
                                                 %        %                   %        %
   Discount rate                              5.75     6.00                5.75     6.00
   Rate of compensation increase              4.00     4.00                n.a.     n.a.

     The Company utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with an outstanding amount of $1 million or more in determining the discount rate for actuarial expense calculation purposes. Both rates reflect the appropriate economic conditions at time of measurement.

     The Company has an expected rate of return on plan assets of 8%. The actual annual rate of return since 1984 thru year-end of 2005 is 12.94%. However, the Company uses the more conservative assumption that is considered to be more indicative of future long-term return rates.

     Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

                                                          Pension Benefits                  Other Benefits
                                                          ----------------                  --------------
                                                2005        2004        2003          2005         2004        2003
                                                ----        ----        ----          ----         ----        ----
Components of Net Periodic Benefit Cost
     Service cost                             $ 1,919       1,753       1,413       $   134         123          46
     Interest cost                              3,277       3,048       2,741           276         235         122
     Expected return on assets                 (2,756)     (2,557)     (2,191)          (66)        (50)        (41)
     Amortization of transition obligation         40          56          56            57          56          56
     Amortization of prior service cost           478         493         286           158         122          16
     Recognized actuarial loss                    630         402         412            --          --          --
     Curtailments                                  --          --          --            --          --          --
     Settlements                                   --          --          --            --          --          --
     Special termination benefits                  --          --          --            --          --          --
     Foreign exchange rate changes                 --          --          --            --          --          --
                                               ------      ------      ------        ------      ------      ------
     Net periodic benefit cost                 $3,588       3,195       2,717        $  559         486         199
                                               ======      ======      ======        ======      ======      ======

     The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension and other postretirement plans as of December 31 were as follows:

                                                      Pension Benefits              Other Benefits
                                                      ----------------              --------------
                                                     2005           2004         2005           2004
                                                     ----           ----         ----           ----
     Change in Benefit Obligation
        Benefit obligation at beginning of year    $ 54,696        47,279      $  4,187         3,739
        Service cost                                  1,919         1,753           134           123
        Interest cost                                 3,277         3,048           276           235
        Amendments                                      146         2,794           713            --
        Actuarial loss                                3,282         1,863            14           215
        Benefits paid                                (2,185)       (2,041)         (203)         (125)
                                                   --------      --------      --------      --------
        Benefit obligation at end of year          $ 61,135        54,696      $  5,121         4,187
                                                   ========      ========      ========      ========

                                                      Pension Benefits              Other Benefits
                                                      ----------------              --------------
                                                     2005           2004         2005           2004
                                                     ----           ----         ----           ----
     Change in Plan Assets
        Fair value of assets at beginning of year;
          Debt securities                          $ 10,428         7,116      $     --            --
                                                       30.1%         22.0%           --            --
          Equity securities                        $ 23,487        21,677            --            --
                                                       67.9%         67.0%           --            --
          Cash & equivalents                       $    691         3,540           712           521
                                                        2.0%         11.0%          100%          100%
                                                   --------      --------      --------      --------
                                                   $ 34,606        32,333      $    712           521
                                                   ========      ========      ========      ========

     Actual return on plan assets                     1,128         1,746            19             1
     Employer contributions                           3,227         2,568           344           297
     Benefits paid                                   (2,185)       (2,041)         (177)         (107)
                                                   --------      --------      --------      --------
                                                   $ 36,776        34,606      $    898           712
                                                   ========      ========      ========      ========

     Fair value of assets at end of year;
     Debt securities                               $  8,049        10,428            --            --
                                                       21.9%         30.1%           --            --
     Equity securities                             $ 27,046        23,487            --            --
                                                       73.5%         67.9%           --            --
     Cash & equivalents                            $  1,681           691      $    898           712
                                                        4.6%          2.0%          100%          100%
                                                   --------      --------      --------      --------
     Total                                         $ 36,776        34,606      $    898           712
                                                   ========      ========      ========      ========

     Funded Status
          Plan assets less benefit obligation      $(24,359)      (20,089)     $ (4,223)       (3,474)
          Unrecognized transition obligation             --            40           339           396
          Unamortized prior service cost              3,953         4,286         2,168         1,613
          Unamortized actuarial loss                 17,116        12,835           588           509
                                                   --------      --------      --------      --------
          Accrued benefit cost                     $ (3,290)       (2,928)     $ (1,128)         (956)
                                                   ========      ========      ========      ========

     In 2006, the company expects to make a contribution of $2,033 and $344 to the pension plan and other post retirement benefit plan, respectively.

     Benefits expected to be paid in the next five years are:

                        Pension Plan          Other Postretirement Benefit Plan
                        ------------          ---------------------------------
           2006            $ 2,233                         $  142
           2007              2,174                            156
           2008              2,281                            181
           2009              2,428                            196
           2010              2,628                            221
    2011 - 2015             16,790                          1,616

     Amounts recognized on the balance sheet consist of:


                                         Pension Benefits       Other Benefits
                                         ----------------       --------------
                                          2005       2004       2005      2004
                                          ----       ----       ----      ----
Accrued benefit liability              $(13,430)   (9,617)    $(1,128)   (956)
Intangible asset                          3,953     4,357          --      --
Accumulated other comprehensive loss      6,187     2,332          --      --
                                       --------    ------     -------    ----
Net amount recognized                  $ (3,290)   (2,928)    $(1,128)   (956)
                                       ========    ======     =======    ====


Note 12.      Long-Term Incentive Plan and Stock-Based Compensation

     On April 29, 2003, SJW Corp.'s shareholders executed and approved an amendment to its Long-Term Incentive Plan (Incentive Plan), which was originally adopted on April 18, 2002. Under the Incentive Plan, 1,800,000 common shares have been reserved for issuance. The amendment to the Incentive Plan includes terms allowing non-employee directors to receive awards, authorizing the plan administrator to grant stock appreciation rights, and listing of the performance criteria for performance shares. The amended Incentive Plan allows SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. A participant in the Incentive Plan generally may not receive awards under the Incentive Plan in any calendar year covering an aggregate of more than 600,000 common shares. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, and rights to acquire restricted stock and stock bonuses. As of December 31, 2005, and 2004, 18,062 and 8,590 shares have been issued pursuant to the Incentive Plan and 372,382 and 309,464 shares are issuable upon the exercise of outstanding options and deferred restricted stock for the years ended 2005 and 2004, respectively. As of December 31, 2003, no securities were issued pursuant to the equity awards made and 254,814 shares were to be issued upon the exercise of outstanding options and deferred restricted stock. The remaining shares available for issuance under the Incentive plan are 1,409,556, 1,481,946, and 1,545,186 for the years ended 2005, 2004 and 2003, respectively. The total compensation cost charged to income under all plans was $1,244, $1,163, and $492 for 2005, 2004, and 2003, respectively. Of the compensation costs, the total amount including non-employee directors converted post-retirement benefits, recorded in shareholders' equity under all plans were $1,210, $1,056, and $1,018 for 2005, 2004, and 2003, respectively. As of December 31, 2005, 2004, and 2003,
$197, $162, and $55, respectively, was related to the issuance of deferred restricted stock under dividend equivalent rights and was accrued as a liability in the accompanying Consolidated Balance Sheet. No awards were granted under the Incentive Plan prior to 2003.

     Stock Options

     Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of grant. The options vest at a 25% rate on their anniversary date over their first four years and are exercisable over a ten-year period. In 2005 and 2004, 1,060 and 532 common shares were issued upon exercise of options. At December 31, 2005, options to purchase 165,902 common shares were issued and outstanding.

     SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", utilizing the Black-Scholes option-pricing model to compute the fair value of options at the grant date as a basis for determining stock-based compensation costs for financial reporting purposes. The assumptions utilized include:

                                               2005        2004          2003
                                               ----        ----          ----
   Expected dividend yield                     2.6%         3.3%         3.4%
   Expected volatility                        24.3%        23.6%          27%
   Risk-free interest rate                    3.67%        3.22%        2.86%
   Expected holding period in years            5.0          5.0          5.0


     SJW Corp. has recognized stock compensation expense of $121, $74, and $26 for options granted to its executives for the years ended December 31, 2005, 2004, and 2003, respectively. No options were granted prior to 2003.

Stock Options

                                                 2005                              2004                            2003
                                ----------------------------------------------------------------------------------------------------
                                                         Weighted-                        Weighted-                      Weighted-
                                                     Average Exercise                 Average Exercise              Average Exercise
                                      Shares               Price            Shares          Price           Shares        Price
                                ----------------------------------------------------------------------------------------------------
Outstanding at beginning of year     109,478              $14.41           57,858          $14.00               --            --
     Granted                          57,484              $20.08           52,152          $14.85           57,858        $14.00
     Exercised                        (1,060)             $14.00             (532)         $14.00               --            --
     Forfeited                            --                  --               --              --               --            --
                                     -------                              -------                          -------
Outstanding at end of year           165,902              $16.38          109,478          $14.41           57,858        $14.40
                                     =======                              =======                          =======
Options exercisable at year-end       40,362              $14.28           13,922          $14.00               --            --
Range of exercise prices                          $14.00 - 27.69                   $14.00 - 14.85                         $14.00
Weighted-average fair value of
  options granted during the year                         $ 4.09                           $ 2.67                         $ 2.67
Weighted average remaining
  life in years                                              8.2                              8.6                            9.3




                                                                2005           2004           2003
                                                                ----           ----           ----
Options Outstanding
     Outstanding at end of year                               165,902        109,478         57,858
     Weighted average remaining life in years                     8.2            8.6            9.3
     Weighted average exercise price                           $14.28         $14.41         $14.00


Deferred Restricted Stock Plans

     On June 27, 2003, deferred restricted stock for 83,340 shares of common stock was granted to a key employee of the Company, which vest over a period of three years and are payable upon retirement. Following SFAS No. 123, the deferred restricted stock was valued at the market price of $14.05 per share at the date of grant, which is being recognized as compensation expense over the vesting period when services are rendered. For the years ended December 31, 2005, and 2004, 55,560, and 27,780 shares are vested, and the Company has recognized stock compensation expense of $468, and $469 related to this deferred restricted stock for the years ended 2005 and 2004, respectively. For the year ended December 31, 2003, $234 was recorded as stock compensation expense and no shares were vested.

     SJW Corp. has (i) a Deferred Restricted Stock Program ("Stock Program") for non-employee Board members whereby members were entitled in 2003 to elect to convert their existing cash pension benefit into deferred restricted stock units and certain directors will receive annual grants of deferred restricted stock units, and (ii) a Deferral Election Program for non-employee Board members ("Deferral Program") whereby members can elect to convert their annual retainer fees into deferred restricted stock units. The number of shares of each annual deferred restricted stock award is equal to the annual retainer fee as of the date of grant divided by (i) the fair market value of the Company's common stock on the date of grant under the Stock Program or (ii) the fair market value of the Company's common stock as of the last business day of the year under the Deferral Program.

     On September 1, 2003, 111,048 shares were granted to the directors under the Stock Program at a market price of $14.20 per share. With respect to the conversion of existing pension benefits, which were accrued before the grant date, 40,974 shares were fully vested at the time of grant and the remaining 70,074 shares vest over a period of three years when services are rendered. As of December 31, 2005 and 2004, 15,978 and 7,988 cumulative shares were issued pursuant to deferred restricted stock awards under the Stock Program to a retired non-employee board member and total vested shares are 73,174 and 40,974 for the years ended 2005 and 2004, respectively. There were no shares issued or vested as of December 31, 2003. In accordance with SFAS No. 123, the Corporation has recognized stock compensation expense of $350, $350, and $141 for the years ended December 31, 2005, 2004, and 2003, respectively.

     Directors who elect to convert the annual retainer fee receive deferred restricted stock units in an amount equal to the annual retainer fee divided by the fair market value of the Company's common stock on the last business day before the date of grant, which will vest on a monthly basis as the retainer would have otherwise been earned.

     For the year ended December 31, 2005, the Company has granted 5,936 deferred restricted shares in lieu of cash retainer fees at $18.20 per share and recognized stock compensation expense of $108. The Company granted 7,272 deferred restricted shares in 2004 in lieu of cash retainer fees at $14.88 per share and recognized stock compensation expense of $108. The Company granted 2,568 deferred restricted shares in 2003 at $14.04 per share and recognized stock compensation expense of $36.

                                                    Deferred Restricted Stock Outstanding

                                           2005                              2004                          2003
                          ----------------------------------------------------------------------------------------------------
                                                  Weighted-                        Weighted-                       Weighted-
                                               Average Issue                     Average Issue                  Average Issue
                                  Shares           Price              Shares        Price           Shares          Price
                          ----------------------------------------------------------------------------------------------------
   Outstanding at
   beginning of year             196,240          $ 14.16            196,956       $ 14.14               --             --
        Issued                     5,936          $ 22.83              7,272       $ 14.88          196,956        $ 14.14
        Exercised                 (7,990)         $ 19.13             (7,988)      $ 14.20               --             --
        Forfeited                     --               --                 --            --               --             --
                                 -------                             -------                        -------
   Outstanding at end of year    194,186          $ 14.28            196,240       $ 14.16          196,956        $ 14.14
                                 =======                             =======                        =======
   Shares vested                 144,510               --             93,964            --           71,322             --


Dividend Equivalent Rights

     SJW Corp. also has a dividend equivalent rights agreement providing holders of options to receive dividend rights each time a dividend is paid on common shares after the option grant date, for a maximum period of four years. Dividend equivalent rights for deferred restricted stock allow holders of deferred restricted stock units to receive dividend rights, each time a dividend is paid on common shares after the grant date, until the stock is issued to the holder. The accumulated dividends of the holders will be used to purchase stock units on behalf of the holders at the beginning of the following year using the average fair market value of common shares on each of the dividend dates in the immediately preceding year. The dividend equivalent units vest in the same manner as the options and restricted stock. Pursuant to dividend equivalent rights, on January 2, 2005, deferred restricted stock for 3,174 shares of common stock were granted relating to the options and deferred restricted stock for 5,732 shares of common stock were granted relating to the deferred restricted stock plans, 64 shares were issued during the year to a retired non-employee board member. For the years ended December 31, 2005, 2004, and 2003, the Company has recognized compensation expense for dividend rights of $197, $162, and $55, respectively.

Note 13.      Sale of Nonutility Property

     On September 30, 2005, SJW Land Company sold 2.6 acres of property located at Reservoir Road, Los Gatos, California for $4,200. SJW Corp. recognized a gain on sale of nonutility property of $1,095, net of tax of $761. In November 2005, SJW Land Company reinvested the proceeds by purchasing an income-producing property in Texas at a purchase price of $4,690.

     On March 11, 2003, SJW Corp. sold San Tomas station, a nonutility property, to the SCVWD for a contract price of $5,400. SJW Corp. recognized a gain on sale of nonutility property of $3,030, net of tax of $2,106, in connection with the sale. In April 2003, the Corporation reinvested the property sale proceeds by acquiring two income properties in the states of Connecticut and Florida, at a total purchase price of $15,400.

Note 14.      Condemnation Gain

     In January 2002, SJW Land Company entered into an Agreement for Possession and Use (the Agreement) with Valley Transportation Agency (VTA) whereby SJW Land Company granted VTA an irrevocable right to possession and use of 1.23 acres of the company's parking lot property for the development of a light rail station while reserving the right to assert and dispute the fair market value placed on the land. In April 2003, VTA adopted a resolution authorizing a condemnation proceeding to acquire the land and deposited $3,700 in an escrow account as fair market compensation and filed an eminent domain lawsuit. As a part of the proceedings, VTA transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property and any damage was to be determined by the court or by way of settlement between SJW Land Company and VTA. A settlement was reached on November 23, 2004, regarding the compensation for the transfer of property and for damages before the lawsuit reached trial. The settlement terms included a cash payment of $9,650 and the conveyance of a parcel valued at approximately $325 to SJW Land Company. SJW Land Company recorded a condemnation gain of $3,776, net of taxes of $2,624, in connection with this proceeding.

Note 15.      Nonregulated Businesses

     The business activities of SJW Corp. consist primarily of its subsidiary, San Jose Water Company, a public utility regulated by the CPUC that operates within a service area approved by the CPUC. Included in total operating revenue and operating expenses are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems (CMWS), parking and lease operations of several commercial buildings and properties of SJW Land Company (SJW Land), and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service, LLC (CCWS). The following tables represent the distribution of regulated and nonregulated business activities for the twelve months ended 2005, 2004 and 2003:

                                              December 31, 2005
                                              -----------------
                                   Regulated      Non Regulated       Total
                                   ---------      -------------       -----
    Revenue                         $171,633          8,472          180,105
    Expenses                         144,278          6,810          151,088
                                    --------       --------         --------
    Operating Income                $ 27,355          1,662           29,017
                                    ========       ========         ========

                                              December 31, 2004
                                              -----------------
                                   Regulated      Non Regulated       Total
                                   ---------      -------------       -----

    Revenue                         $157,951          8,960          166,911
    Expenses                         135,103          7,691          142,794
                                    --------       --------         --------
    Operating Income                $ 22,848          1,269           24,117
                                    ========       ========         ========

                                              December 31, 2003
                                              -----------------
                                   Regulated      Non Regulated       Total
                                   ---------      -------------       -----

    Revenue                         $142,793          7,661          150,454
    Expenses                         120,836          6,423          127,259
                                    --------       --------         --------
    Operating Income                $ 21,957          1,238           23,195
                                    ========       ========         ========

Note 16.      Segment Reporting

     SJW Corp. is a holding company with four subsidiaries: San Jose Water Company (SJWC), a water utility operation with both regulated and nonregulated businesses, SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P. (SJW Land), which operates parking facilities and commercial building rentals, SJWTX Water, Inc. (SJWTX Water), a water utility operation in the state of Texas, and Crystal Choice Water Service LLC (CCWS), a business providing the sale and rental of water conditioning and purification equipment. In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", SJW Corp. has determined that it has two reportable business segments. The first is that of providing water utility and utility-related services to its customers, provided through the Corporation's subsidiary, SJWC. The second segment is that of SJW Land Company.

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

     The tables below set forth information relating to SJW Corp.'s reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of the Corporation not included in the reportable segments is included in the "All Other" category.

                                              For twelve months ended December 31, 2005
                                    ---------------------------------------------------------------
                                                         SJW Land
                                           SJWC           Company       All Other*      SJW Corp.
                                           ----           -------       ----------      ---------
Operating revenue                        $175,524          3,324          1,257         180,105
Operating expense                         147,244          1,686          2,158         151,088
Net income                                 20,781            841            218          21,840
Depreciation and amortization              18,942            640             72          19,654
Interest expense                            9,300            899             (6)         10,193
Income tax expense                         14,878            287           (392)         14,773
Assets                                   $504,618         38,116         44,975         587,709

                                              For twelve months ended December 31, 2004
                                    ---------------------------------------------------------------
                                                         SJW Land
                                          SJWC            Company      All Other*       SJW Corp.
                                          ----            -------      ----------       ---------
Operating revenue                        $161,757          3,466          1,688         166,911
Operating expense                         138,188          2,098          2,507         142,793
Net income                                 14,733          4,461            592          19,786
Depreciation and amortization              17,787            615             79          18,481
Interest expense                            9,249            915              6          10,170
Income tax expense                         10,863            787             (6)         11,644
Assets                                   $468,388         39,715         44,049         552,152

                                              For twelve months ended December 31, 2003
                                    ---------------------------------------------------------------
                                                         SJW Land
                                           SJWC           Company       All Other*      SJW Corp.
                                           ----           -------       ----------      ---------
Operating revenue                        $146,132          3,096          1,226         150,454
Operating expense                         123,422          1,944          1,893         127,259
Net income                                 17,065          1,010            602          18,677
Depreciation and amortization              14,723            431             71          15,225
Interest expense                            8,594            407             -           9,001
Income tax expense                         10,208            487           (172)         10,523
Assets                                   $450,796         32,635         32,813         516,244

*The "All Other" category includes CCWS and without regard to its subsidiaries, SJW Corp.

Note 17.      Acquisition

     On October 4, 2005, SJWTX Water, Inc. (SJWTX Water), a newly formed Texas corporation and wholly owned subsidiary of SJW Corp., entered into an agreement to purchase substantially all of the assets of Canyon Lake Water Supply Corporation (CLWSC), a Texas nonprofit water supply corporation. CLWSC is a member-owned nonprofit water utility headquartered in Canyon Lake, Texas. CLWSC serves a population of approximately 20,000 with more than 6,700 connections in western Comal County and southern Blanco County, which is approximately 50 miles Southwest of Austin, Texas. Members of CLWSC approved the purchase on November 5, 2005. The purchase price of CLWSC consists of $3.2 million in cash payable to CLWSC at closing, SJWTX Water's assumption, retirement or recapitalization of all of CLWSC's outstanding debt and bond obligations of approximately $20 million and SJWTX Water's payment of certain CLWSC transaction expenses. On February 14, 2006, the Texas Water Development Board approved the Executive administrator to negotiate a purchase agreement for the sale of CLWSC loan portfolio to SJWTX Water. The acquisition is pending governmental approval from the regulatory agencies which is expected to be completed in mid-2006.

Note 18.    Subsequent Events

     On January 20, 2006, SJW Land Company and San Jose Water Company sold approximately one acre of property and a building for $2,850. SJW Corp. recognized a gain on the sale of the property of approximately $1,535, net of tax of approximately $1,056. In February 2006, San Jose Water Company reinvested the proceeds by purchasing utility property at a purchase price of $2,668.

     On January 31, 2006, SJW Corp. declared a two-for-one split on the Corporation's common stock for holders of record on March 2, 2006. The share and per share data presented herein has been adjusted to reflect the aforementioned stock split.

     Effective February 1, 2006, San Jose Water Company established an Employee Stock Purchase Plan for its employees. Eligible employees will be able to acquire stock through periodic payroll deductions in one percent (1%) multiples of base salary up to a maximum of 10 percent (10%). These deductions will be applied at semi-annual intervals to purchase shares of stock at a price equal to eighty-five percent (85%) of the fair market value per share of common stock on the purchase date.

Note 19.      Unaudited Quarterly Financial Data

         Summarized quarterly financial data is as follows:

                                                               2005 Quarter Ended
                                          -------------------------------------------------------------
                                               March           June         September       December
                                               -----           ----         ---------       --------
Operating revenue                             $33,306         44,799         58,469          43,531
Operating income                                4,880          7,836         10,263           6,038
Net income                                      2,681          5,715          9,227           4,217
Comprehensive income (loss)                       (96)         8,421         11,602               5
Earnings per share:
     - Basic                                     0.15           0.31           0.51            0.23
     - Diluted                                   0.15           0.31           0.50            0.23
Comprehensive income per share:
     - Basic                                    (0.01)          0.46           0.63            0.00
     - Diluted                                  (0.01)          0.46           0.63            0.00

                                                               2005 Quarter Ended
                                          -------------------------------------------------------------
                                               March           June         September       December
                                               -----           ----         ---------       --------
Market price range of stock:
     - High                                     19.50          24.63          27.69           26.16
     - Low                                      16.15          17.55          22.63           22.59
Dividend per share                               0.14           0.13           0.13            0.14


                                                               2004 Quarter Ended
                                          -------------------------------------------------------------
                                              March            June         September        December
                                              -----            ----         ---------        --------
Operating revenue                             $31,063         45,609         52,297          37,942
Operating income                                3,985          7,110          7,740           5,282
Net income                                      1,774          4,807          5,530           7,675
Comprehensive income                            2,352          4,326          6,711          13,322
Earnings per share:
     - Basic                                     0.10           0.26           0.30            0.42
     - Diluted                                   0.10           0.26           0.30            0.42
Comprehensive income per share:
     - Basic                                     0.13           0.24           0.37            0.73
     - Diluted                                   0.13           0.24           0.36            0.72
Market price range of stock:
     - High                                     19.00          18.55          17.80           19.45
     - Low                                      14.65          15.18          15.42           16.45
Dividend per share                               0.13           0.13           0.13            0.13

                                    SJW CORP.
                          FINANCIAL STATEMENT SCHEDULE

                                                                     Schedule II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     Years ended December 31, 2005 and 2004


Description                                           2005               2004
                                                    --------         --------
Allowance for doubtful accounts:
     Balance, beginning of period                   $130,000          130,000
     Charged to expense                              271,829          227,442
     Accounts written off                           (280,920)        (279,719)
     Recoveries of accounts written off               39,091           52,277
                                                    --------         --------
     Balance, end of period                         $160,000          130,000
                                                    ========         ========
Reserve for litigation and claims:
     Balance, beginning of period                   $442,321          648,225
     Charged to expense                              264,724               --
     Revision to accrual, due to settlements        (100,000)        (123,500)
     Payments                                        (64,140)         (82,404)
                                                    --------         --------
     Balance, end of period                         $542,905          442,321
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

Management's Report on Internal Control Over Financial Reporting

     SJW Corp.'s management is responsible for establishing and maintaining an adequate internal control structure over financial reporting and for an assessment of the effectiveness of internal control over financial reporting, as such items are defined in Rule 13a - 15(f) under the Securities Exchange Act.

     Management is required to base its assessment of the effectiveness of the Corporation's internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as published by the Public Company According Oversight Board (PCAOB).

     The Corporation's management has performed an assessment according to the guidelines established by COSO. Based on this assessment, management has concluded SJW Corp.'s system of internal control over financial reporting as of December 31, 2005, is effective.

     KPMG, LLP, the Corporation's registered independent public accountant, has audited the financial statements included in the annual report and has issued an attestation report on managements' assessment of internal control over financial reporting.

Changes in Internal Controls

     There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.

Item 9B.    Other Information

     None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

     The information required by this item is contained in part under the caption "Executive Officers of Registrant" in Part I of this report, and the remainder is contained in SJW Corp.'s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on April 27, 2006 (the "2006 Proxy
Statement") under the captions "Proposal No. 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

Code of Ethics

     SJW Corp. has adopted a code of ethics that applies to SJW Corp.'s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the code of ethics is posted on SJW Corp.'s internet website under web address http://www.sjwater.com. SJW Corp. intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.

Corporate Governance Guidelines and Board Committee Charters

     The Corporate Governance Guidelines and the charters for the board committees - the Audit Committee, Executive Committee, Executive Compensation Committee, Real Estate Committee and Nominating and Governance Committee - are available at the company's website at http://www.sjwater.com. Shareholders may also request a free hard copy of the Corporate Governance Guidelines and the charters from the following address and phone number:

SJW Corp.
374 West Santa Clara Street
San Jose CA 95196
Attn: Corporate Secretary
Phone: 800-250-5147

     In 2005, SJW Corp. submitted an Annual CEO Certification to the New York Stock Exchange ("NYSE") dated October 28, 2005 as required by Section 303A.12(a) of the NYSE Listed Company Manual.

     The Corporation is filing with the Securities and Exchange Commission, as an exhibit to its Form 10-K for the year ended December 31, 2005, the Sarbanes-Oxley Act Section 302 certifications regarding the quality of the Company's public disclosure.

Item 11.      Executive Compensation

     The information required by this item is contained in the 2006 Proxy Statement under the captions "Compensation of Directors," "Executive Compensation and Related Information," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is contained in the 2006 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans," and is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

     The information required by this item is contained in the 2006 Proxy Statement under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services

     The  information  required  by this  item is  contained  in the 2006  Proxy
Statement  under  the  caption  "Principal  Independant   Accountants  Fees  and
Services," and is incorporated herein by reference.

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules


(1)      Financial Statements
                                                                           Page
                                                                           ----

Reports of Independent Registered Public Accounting Firm                    40

Consolidated Balance Sheets as of December 31, 2005 and 2004                42

Consolidated Statements of Income and Comprehensive Income
    for the years ended December 31, 2005, 2004 and 2003                    44

Consolidated Statements of Changes in Shareholders' Equity
    for the years ended December 31, 2005, 2004 and 2003                    45

Consolidated Statements of Cash Flows for the years
    ended December 31, 2005, 2004 and 2003                                  46

Notes to Consolidated Financial Statements                                  47

(2)      Financial Statement Schedule

         Valuation and Qualifying Accounts and Reserves,
         Years ended December 31, 2005 and 2004                             74

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

                                 EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------


3                 Articles of Incorporation and By-Laws:

3.1 Restated Articles of Incorporation of SJW Corp. Incorporated by reference to Exhibit 3.1 to Form 10-K for year ended December 31, 2001.

3.2 Certificate of Amendment of the Restated Articles of Incorporation of SJW Corp. filed with the Secretary of State of the State of California on February 22, 2006, incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 27, 2006

3.3 By-Laws of SJW Corp. as amended May 3, 2005. Incorporated by reference to Exhibit 3.1 to Form 10-Q for quarter ended March 31, 2005.

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

10                Material Contracts:

10.1 Water Supply Contract dated January 27, 1981 between San Jose Water Works and the Santa Clara Valley Water District, as amended. Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

10.2 Registration Rights Agreement entered into as of December 31, 1992 among SJW Corp., Roscoe Moss, Jr. and George E. Moss. Incorporated by reference to Exhibit 2.1 to Form 10-K for the year ended December 31, 2003.

10.3              Limited Partnership  Agreement of 444 West Santa Clara Street,
                  L. P. executed between SJW Land Company and Toeniskoetter & Breeding, Inc. Development. Incorporated by reference to
                  Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 1999.

10.4              Resolution for Directors' Retirement Plan adopted by SJW Corp.
                  Board of Directors as amended on September 22, 1999. Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended September 30, 1999. (2)

10.5 Resolution for Directors' Retirement Plan adopted by San Jose Water Company's Board of Directors as amended on September 22, 1999. Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended September 30, 1999. (2)

10.6 Resolution for Directors' Retirement Plan adopted by SJW Land Company Board of Directors on September 22, 1999. Incorporated by reference to Exhibit 10.17 to Form 10-Q for the quarter ended September 30, 1999. (2)

10.7 San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors, as restated to reflect amendments made through May 1, 2003. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.8 First Amendment dated March 1, 2004 to San Jose Water Company's Executive Supplemental Retirement Plan adopted by the San Jose Water Company Board of Directors. Incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended March 31, 2004. (2)

10.9 Amendments to San Jose Water Company Executive Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2005. (2)

10.10 Fourth Amendment to San Jose Water Company Executive Supplemental Retirement Plan as restated May 1, 2003, adopted by San Jose Water Company Board of Directors, October 27, 2005. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 1, 2005. (2)

10.11 SJW Corp. Executive Severance Plan adopted by SJW Corp. Board of Directors, as restated to reflect amendments made through May 1, 2003. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.12 SJW Corp. Long-Term Incentive Plan, adopted by SJW Corp. Board of Directors, as amended on March 3, 2003. Incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.13 Chief Executive Officer Employment Agreement, as restated on June 27, 2003. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.14 Standard Form of Stock Option Agreement, as adopted by the SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.15 Chief Executive Officer SERP Deferred Restricted Stock Award, as restated on June 27, 2003. Incorporated by reference to
                  Exhibit 10.23 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.16 Form of Stock Option Agreement with Dividend Equivalent Agreement as adopted by the Board of Directors on April 29, 2003. Incorporated by reference to as Exhibit 10.24 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.17             Form of Stock Option Dividend Equivalent Rights Agreement. (1)
                  (2)

10.18 Form of Stock Option Dividend Equivalent Rights Agreement, as amended and restated effective as of January 1, 2005. (1) (2)

10.19 Directors Deferred Restricted Stock Program as adopted by SJW Corp. Board of Directors on July 29, 2003. Incorporated by reference Exhibit 10.25 to Form 10-Q for the quarter ended September 30, 2003. (2)

10.20 Annual Retainer Fee Deferral Election Program, as amended and restated January 30, 2006 by SJW Corp. Board of Directors January 31, 2006. Incorporated by reference to Exhibit 10.2 to Form 8-K, filed on February 3, 2006. (2)

10.21 Director Compensation and Expense Reimbursement Policies, as adopted by SJW Corp. Board of Directors on January 31, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 3, 2006. (2)

10.22 San Jose Water Company Special Deferral Election Plan adopted by San Jose Water Company Board of Directors on December 9, 2004. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on December 13, 2004. (2)

10.23 First Amendment to the San Jose Water Company Special Deferral Election Plan adopted by the Board of Directors January 27, 2005. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2004. (2)

10.24 Second Amendment to San Jose Water Company Special Deferral Election Plan adopted by Board of Directors, October 27, 2005. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 1, 2005. (2)

10.25             Chief  Executive   Officer   Restricted  Stock  Unit  Issuance
                  Agreement, dated January 30, 2006. (1) (2)

10.26 Asset Purchase Agreement by and between SJWTX Water, Inc. to purchase Canyon Lake Water Supply Corporation, a Texas Nonprofit water supply corporation, dated October 4, 2005. Incorporated by reference to Exhibit 10.1 to Form 10-Q for period ending September 30, 2005.

21.1 Subsidiaries of SJW Corp. filed as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2002.

23                Consent of Independent Registered Public Accounting Firm (1)

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



                                       SJW CORP.




Date: March 1, 2006                    By   /s/ Drew Gibson
                                          -------------------------------------
                                                      Drew Gibson,
                                              Chairman, Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date: March 1, 2006                    By   /s/ W. Richard Roth
                                          -------------------------------------
                                                     W. Richard Roth,
                                          President, Chief Executive Officer and
                                                Member, Board of Directors



Date: March 1, 2006                    By   /s/ Angela Yip
                                          -------------------------------------
                                                       Angela Yip,
                                           Chief Financial Officer and Treasurer
                                                 Chief Accounting Officer

Date: March 1, 2006                    By   /s/ Mark L. Cali
                                          -------------------------------------
                                                     Mark L. Cali,
                                               Member, Board of Directors



Date: March 1, 2006                    By   /s/ J. Philip DiNapoli
                                          -------------------------------------
                                                 J. Philip DiNapoli,
                                              Member, Board of Directors



Date: March 1, 2006                    By   /s/ Drew Gibson
                                          -------------------------------------
                                                      Drew Gibson,
                                               Member, Board of Directors



Date: March 1, 2006                    By   /s/ Douglas R. King
                                          -------------------------------------
                                                   Douglas R. King,
                                              Member, Board of Directors



Date: March 1, 2006                    By   /s/ George E. Moss
                                          -------------------------------------
                                                    George E. Moss,
                                              Member, Board of Directors



Date: March 1, 2006                    By   /s/ Charles J. Toeniskoetter
                                          -------------------------------------
                                               Charles J. Toeniskoetter,
                                              Member, Board of Directors




Date: March 1, 2006                    By   /s/ Frederick R. Ulrich, Jr.
                                          -------------------------------------
                                                Frederick R. Ulrich, Jr.,
                                               Member, Board of Directors