Form 10-Q
period 2006-03-31
SJW CORP
filed 2006-05-08
CIK 766829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    March 31, 2006
--------------------------------------------------------------------------------

  Commission file number                                          1-8966
--------------------------------------------------------------------------------

                                    SJW Corp.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer Accelerated filer  X  Non-accelerated filer
                                          ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                   Yes     No X
                                                                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of the date of April 30, 2006 are 18,271,432.

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

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                             -------------------------------------
                                                                                          2006             2005
                                                                             -------------------- ----------------
OPERATING REVENUE                                                                    $  33,741           33,306
OPERATING EXPENSE:
     Operation:
         Purchased water                                                                 6,654            7,012
         Power                                                                             559              671
         Pump taxes                                                                      2,136            2,611
         Administrative and general                                                      5,091            4,548
         Other                                                                           3,661            3,191
     Maintenance                                                                         2,305            2,038
     Property taxes and other nonincome taxes                                            1,470            1,412
     Depreciation and amortization                                                       5,190            5,023
     Income taxes                                                                        1,894            1,920
                                                                             -------------------- ----------------
Total operating expense                                                                 28,960           28,426
                                                                             -------------------- ----------------
OPERATING INCOME                                                                         4,781            4,880
Interest on senior notes                                                                (2,351)          (2,390)
Mortgage and other interest expense                                                       (229)            (226)
Dividends                                                                                  316              313
Sale of nonutility property, net of taxes of $1,056                                      1,535                -
Other, net                                                                                 151              104
                                                                             -------------------- ----------------
NET INCOME                                                                               4,203            2,681
                                                                             ==================== ================
Other comprehensive income (loss):
     Unrealized income (loss) on investment                                              7,502           (4,707)
     Less: income taxes related to other comprehensive income (loss)                     3,076            1,930
                                                                             -------------------- ----------------
Other comprehensive income (loss) net:                                                   4,426           (2,777)
                                                                             -------------------- ----------------
COMPREHENSIVE INCOME (LOSS)                                                          $   8,629              (96)
                                                                             ==================== ================
EARNINGS PER SHARE
     Basic                                                                           $    0.23             0.15
     Diluted                                                                         $    0.23             0.15
COMPREHENSIVE INCOME (LOSS) PER SHARE
     Basic                                                                           $    0.47            (0.01)
     Diluted                                                                         $    0.47            (0.01)
DIVIDENDS PER SHARE                                                                  $    0.14             0.14
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                                          18,271,270       18,271,026
     Diluted                                                                        18,530,097       18,441,938

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
                                       2

                           SJW CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  MARCH 31           DECEMBER 31
                                                                                      2006                  2005
                                                                       --------------------- -----------------------
ASSETS
UTILITY PLANT:
     Land                                                                         $  4,412                 1,735
     Depreciable plant and equipment                                               657,053               648,931
     Construction in progress                                                        6,766                 5,611
     Intangible assets                                                               7,840                 7,840
                                                                       --------------------- -----------------------
         Total utility plant                                                       676,071               664,117
Less accumulated depreciation and amortization                                     213,319               208,909
                                                                       --------------------- -----------------------
     Net utility plant                                                             462,752               455,208

NONUTILITY PROPERTY                                                                 35,439                38,720
Less accumulated depreciation and amortization                                       3,533                 3,870
                                                                       --------------------- -----------------------
     Net nonutility property                                                        31,906                34,850

CURRENT ASSETS:
     Cash and equivalents                                                            9,817                 9,398
     Accounts receivable:
       Customers, net of allowances for uncollectible accounts                       8,011                 9,701
       Other                                                                         1,346                 1,444
     Unbilled utility revenue                                                        7,437                 8,706
     Long-term assets held-for-sale                                                  2,738                   149
     Materials and supplies                                                            634                   624
     Prepaid expenses                                                                1,653                 1,670
                                                                       --------------------- -----------------------
         Total current assets                                                       31,636                31,692

OTHER ASSETS:
     Investment in California Water Service Group                                   49,553                42,051
     Unamortized debt issuance and reacquisition costs                               3,089                 3,131
     Regulatory assets                                                              13,119                13,037
     Intangible pension asset                                                        3,953                 3,953
     Other                                                                           3,737                 3,787
                                                                       --------------------- -----------------------
         Total other assets                                                         73,451                65,959

                                                                                  $599,745               587,709
                                                                       ===================== =======================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 March 31             December 31
                                                                                     2006                    2005
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
     Common stock                                                                $  9,516                   9,516
     Additional paid-in capital                                                    15,736                  15,368
     Retained earnings                                                            162,210                 160,588
     Accumulated other comprehensive income                                        14,862                  10,436
                                                                          --------------------- ----------------------
         Total shareholders' equity                                               202,324                 195,908
     Long-term debt, less current portion                                         145,163                 145,281
                                                                          --------------------- ----------------------
         Total capitalization                                                     347,487                 341,189

CURRENT LIABILITIES:
     Current portion of long-term debt                                                378                     332
     Accrued pump taxes and purchased water                                         2,936                   3,985
     Purchased power                                                                  611                     804
     Accounts payable                                                               4,595                   5,120
     Accrued interest                                                               2,215                   3,618
     Accrued taxes                                                                  4,527                   1,619
     Accrued payroll                                                                1,454                   1,526
     Work order deposit                                                               494                     486
     Other current liabilities                                                      3,099                   3,454
                                                                          --------------------- ----------------------
         Total current liabilities                                                 20,309                  20,944

DEFERRED INCOME TAXES                                                              56,061                  52,246
UNAMORTIZED INVESTMENT TAX CREDITS                                                  1,840                   1,854
ADVANCES FOR CONSTRUCTION                                                          70,915                  69,964
CONTRIBUTIONS IN AID OF CONSTRUCTION                                               84,920                  84,271
DEFERRED REVENUE                                                                    1,262                   1,273
POSTRETIREMENT BENEFIT PLANS                                                       14,175                  13,213
OTHER NONCURRENT LIABILITIES                                                        2,776                   2,755
                                                                          --------------------- ----------------------

                                                                                 $599,745                 587,709
                                                                          ===================== ======================

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                              2006           2005
                                                                                  ------------------ -----------------
OPERATING ACTIVITIES:
     Net income                                                                             $4,203          2,681
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                           5,190          5,023
     Deferred income taxes                                                                   2,814         (1,518)
     Stock-based compensation                                                                  358            454
     Gain on sale of nonutility property, net of taxes                                      (1,536)             -
     Changes in operating assets and liabilities:
        Accounts receivable and unbilled utility revenue                                     3,057            365
        Deferred revenue                                                                       (10)             -
        Prepaid expenses and materials and supplies                                              7            402
        Accounts payable, purchased power and other current liabilities                     (1,070)         3,005
        Accrued pump taxes and purchased water                                              (1,049)          (683)
        Accrued taxes                                                                        2,837          1,820
        Accrued interest                                                                    (1,403)        (1,416)
        Accrued payroll                                                                        (73)           369
        Work order deposits                                                                      8            (79)
        Other noncurrent assets and noncurrent liabilities                                  (2,128)         2,627
        Other changes, net                                                                     254             81
                                                                                  ------------------ -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   11,459         13,131
INVESTING ACTIVITIES:
     Additions to utility plant                                                            (13,017)       (10,954)
     Additions to nonutility property                                                          (10)            (4)
     Cost to retire utility plant, net of salvage                                             (327)            53
     Proceeds from the sale of nonutility property                                           2,739              -
                                                                                  ------------------ -----------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (10,615)       (10,905)
FINANCING ACTIVITIES:
     Repayments of long-term borrowings                                                        (72)           (66)
     Dividends paid                                                                         (2,581)        (2,444)
     Exercise of stock options                                                                  10              4
     Receipts of advances and contributions in aid of construction                           2,541          3,354
     Refunds of advances for construction                                                     (323)          (334)
                                                                                  ------------------ -----------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                           (425)           514

NET CHANGE IN CASH AND EQUIVALENTS                                                             419          2,740
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                    9,398         10,899
                                                                                  ------------------ -----------------
CASH AND EQUIVALENTS, END OF PERIOD                                                         $9,817         13,639
                                                                                  ================== =================
     Cash paid during the period for:
     Interest                                                                               $4,035          4,039
     Income taxes                                                                                7            371

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                           SJW CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   General
          -------

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.'s 2005 Annual Report on Form 10-K for the year ended December 31, 2005, should be read with the accompanying condensed consolidated financial statements.

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

Basic earnings per share and basic comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share and dilutive comprehensive income per share are calculated using income available to common shareholders and comprehensive income divided by the weighted average number of common shares including both shares outstanding and shares potentially issuable in connection with stock options, restricted stock awards and deferred restricted common stock awards granted under SJW Corp.'s Long-Term Incentive Plan (the Incentive Plan) and awards granted under the Employee Stock Purchase Plan.

For the three months ended March 31, 2006 and 2005, the basic weighted average number of common shares was 18,271,270 and 18,271,026, respectively. For the three months ended March 31, 2006 and 2005, the diluted weighted average number of common shares outstanding was 18,530,097 and 18,441,938, respectively. For the three months ended March 31, 2006, 28,164 option share equivalents were excluded from the dilutive calculation because they were anti-dilutive.

On January 31, 2006, the Board of Directors of SJW Corp. approved a two-for-one stock split of common stock. The two-for-one stock split was effective on March 2, 2006. Basic and diluted earnings and comprehensive income per share in the current and prior periods reflect the impact of the stock split.

NOTE 2.   Long-Term Incentive Plan
          ------------------------

     Common Shares
     -------------

On April 29, 2003, SJW Corp.'s shareholders approved an amendment to its Long-Term Incentive Plan (Incentive Plan), which was originally adopted on April 18, 2002. Under the Incentive Plan, 1,800,000 common shares have been reserved for issuance. The amendment to the Incentive Plan includes terms allowing non-employee directors to receive awards, authorizing the plan administrator to grant stock appreciation rights, and listing the performance criteria for performance shares. The amended Incentive Plan allows SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. A participant in the Incentive Plan generally may not receive awards under the Incentive Plan covering an aggregate of more than 600,000 common shares in any calendar year. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, and rights to acquire restricted stock and stock bonuses. As of March 31, 2006, 18,612 shares have been issued pursuant to the Incentive Plan, and 397,146 shares are issuable upon the exercise of outstanding options, restricted stock units and deferred restricted stock units. The remaining shares available for issuance under the Incentive Plan are 1,384,242. The total compensation cost charged to income under the Incentive Plan for the three months ended March 31, 2006 and March 31, 2005 was $218,000 and $340,000 respectively, inclusive of dividend equivalent rights. The total benefit, including non-employee directors' converted post-retirement benefits, recorded in shareholders' equity under the Incentive Plan for the three months ended March 31, 2006 and March 31, 2005 was $359,000, and $453,000, respectively.

     Stock Options
     -------------

Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% on each annual date over four years and are exercisable over a 10-year period. No options were granted during the three month period ending March 31, 2006. During the three months ended March 31, 2006, 550 shares were exercised by a former employee, including 20 shares from vested dividend equivalent rights. Shares subject to outstanding options under the Incentive Plan were 163,470 and 152,698 as of March 31, 2006 and March 31, 2005, respectively.

At the beginning of 2006, SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (Statement 123R), for all existing and new share-based compensation plans in accordance with the modified prospective transition method. Previously, SJW Corp. followed accounting interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation (Statement 123), in accounting for share-based compensation plans. To estimate the fair value of options at grant date as the basis for the stock-based compensation awards, SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Further, as required under Statement 123R, SJW Corp. now estimates forfeitures for the share-based awards that are not expected to vest. Changes in these inputs and assumptions can affect the measure of estimated fair value of our share-based compensation. The weighted average assumptions utilized include:

                                                     2006        2005      2004
                                                     ----        ----      ----
Expected dividend yield                               n.a.        2.6%      3.3%
Expected volatility                                   n.a.       24.3%     23.6%
Risk-free interest rate                               n.a.       3.67%     3.22%
Expected holding period in years                      n.a.        5.0       5.0

For the quarter ended March 31, 2006, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. SJW Corp. has recognized share based compensation expense for the stock options granted under the Incentive Plan of $33,000 and $28,000, for the three months ended March 31, 2006 and March 31, 2005, respectively. A summary of the status of SJW Corp.'s stock options as of March 31, 2006 and changes during the three month period ending March 31, 2006, are shown below.

     Stock Options
     -------------

                                                   -----------------------------------------------------------------
                                                                       Weighted           Weighted         Aggregate
                                                                        Average            Average         Intrinsic
                                                                       Exercise     remaining life             Value
                                                       Shares             Price           in years
                                                   -----------------------------------------------------------------
Outstanding as of January 1, 2006                     165,902            $16.38               8.20        $1,056,796
   Granted                                                  -                 -                  -                 -
   Exercised                                             (530)           $25.00                  -                 -
   Forfeited                                           (1,902)                -                  -                 -
                                                       -------
Outstanding as of March 31, 2006                      163,470            $16.39               7.92        $1,710,690
                                                      =======
Options exercisable at March 31, 2006                  63,277            $14.95               7.64        $  752,693
Range of exercise prices                                           $14.00-27.69
Weighted-average fair value of options granted
  during the year                                           -                 -                  -                 -

A summary of the status of SJW Corp.'s nonvested stock options as of March 31, 2006 and changes during the three month period ended March 31, 2006, are presented below:

                                                                  -----------------------------------------
                                                                                               Weighted
                                                                                        Grant-Date Fair
                                                                          Shares                  Value
                                                                  -----------------------------------------
Nonvested as of January 1, 2006                                          125,540               $2.02
     Granted                                                                   -                   -
     Vested                                                             ( 23,445)              $1.41
     Forfeited                                                          (  1,902)              $1.46
                                                                        --------
Nonvested as of March 31, 2006                                           100,193               $2.17
                                                                        ========

As of March 31, 2006, total unrecognized compensation costs related to stock options amounted to $271,000. These costs are expected to be recognized over a weighted-average period of 2.08 years.

     Restricted Stock and Deferred Restricted Stock Plans
     ----------------------------------------------------

On January 30, 2006, restricted stock units for 14,000 shares of common stock were granted to a key employee of SJW Corp., which vest over a period of four years, as services are rendered. The restricted stock units were valued at a market price of $25.29 per share at the date of grant and will be recognized as share based compensation expense over the vesting period. For the three months ended March 31, 2006, $15,000 has been recorded as share based compensation expense for this grant.

On June 27, 2003, deferred restricted stock units for 83,340 shares of common stock were granted to a key employee of SJW Corp., which vest over a period of three years and are redeemable upon retirement. The deferred restricted stock units were valued at the market price of $14.05 per share at the date of the grant, which is being recognized as stock compensation expense over the vesting period. For the three months ended March 31, 2006 and 2005, compensation expense related to these deferred restricted stock units amounted to $0 and $117,000 respectively.

SJW Corp. has (i) a Deferred Restricted Stock Program ("Stock Program") for non-employee Board members whereby non-employee Board members were entitled in 2003 to elect to convert their existing cash pension benefit into deferred restricted stock units and whereby certain directors will receive annual grants of deferred restricted stock units, and (ii) a Deferral Election Program for non-employee Board members ("Deferral Program") whereby members can elect to convert their annual retainer fees into deferred restricted stock units. The number of shares of each annual deferred restricted stock award is equal to the annual retainer fee as of the date of grant divided by (i) the fair market value of SJW Corp.'s common stock on the date of grant under the Stock Program or (ii) the fair market value of SJW Corp.'s common stock as of the last business day of the year under the Deferral Program.

On September 1, 2003, deferred restricted stock units covering 111,048 shares were granted to non-employee Board members who elected to receive their existing and future cash pension benefits in deferred restricted stock awards under the Deferred Restricted Stock Program at the market price of $14.20 per share. With respect to the conversion of existing pension benefits, which were accrued before the grant date, 40,974 shares were fully vested at the time of grant and the remaining 70,074 shares vest over a period of three years when services are rendered. As of March 31, 2006, a total of 15,978 shares were issued pursuant to deferred restricted stock awards under the Stock Program to a retired non-employee board member. As of March 31, 2006, total vested shares are 73,174. In accordance with Statement 123R, SJW Corp. has recognized share-based compensation expense of $87,000 and $87,000, for the three months ended March 31, 2006 and 2005, respectively, related to deferred restricted stock awards under the Deferred Restricted Stock Program.

Directors who elect to convert their annual retainer fee receive deferred restricted stock units in an amount equal to the annual retainer fee divided by the fair market value of SJW Corp.'s common stock on the last business day before the date of grant. These deferred restricted stock units vest on a monthly basis over the annual period in which the retainer would have otherwise been earned.

In January 2006, deferred restricted stock units covering 4,744 shares were issued to the non-employee Board members who elected to convert their annual retainer fee at a conversion price of $22.75 per share under the Deferral Program. As of March 31, 2006 and 2005, SJW Corp. granted deferred restricted stock awards for 20,520 and 15,776 shares in lieu of cash retainer fees, respectively. SJW Corp. has recognized share-based compensation expense of $27,000 and $27,000 for the three months ended March 31, 2006 and 2005, respectively, related to deferred restricted stock awards granted to non-employee Board members in connection with their annual retainers. A summary of the status of SJW Corp.'s restricted and deffered restricted stock plans as of March 31, 2006 and changes during the three month period ending March 31, 2006, are shown below.

     Deferred Restricted Stock
     -------------------------

                                                                    ---------------------------------------
                                                                                                  Weighted-
                                                                          Shares        Average Issue Price
                                                                    ---------------------------------------
Outstanding as of January 1, 2006                                        194,186                 $14.28
     Issued                                                               18,744                 $24.65
     Exercised                                                                 -                      -
     Forfeited                                                                 -                      -
                                                                    ------------
Outstanding as of March 31, 2006                                         212,930                 $15.19
                                                                    ------------
Shares vested as of March 31, 2006                                       173,475                 $14.35
                                                                    ============

A summary of the status of SJW Corp.'s nonvested restricted and deferred restricted stock plans as of March 31, 2006, and changes during the three month period ended March 31, 2006, are presented below:

                                                                    ---------------------------------------
                                                                          Shares                   Weighted
                                                                                            Grant-Date Fair
                                                                                                      Value
                                                                    ---------------------------------------
Nonvested as of January 1, 2006                                           49,677                 $14.12
     Granted                                                              18,744                 $24.65
     Vested                                                               28,966                 $14.41
                                                                    ------------
Nonvested as of March 31, 2006                                            39,455                 $18.91
                                                                    ============

As of March 31, 2006, total unrecognized compensation costs related to the restricted and deferred restricted stock plans amounted to $449,000. These costs are expected to be recognized over a weighted-average period of 0.82 years.

     Dividend Equivalent Rights
     --------------------------

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation expense on dividend equivalent rights is expenses and recognized as a liability on the date dividends are issued. The stock compensation expense on stock options and deferred restricted stock awards reported above in this note include the share-based compensation expenses accrued on the dividend equivalent rights. As of March 31, 2006 and 2005, a cumulative of 21,296 and 12,722 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively, and $56,000 and $49,000 related to dividend equivalent rights were accrued as a liability, respectively.

     Employee Stock Purchase Plan
     ----------------------------

The Employee Stock Purchase Plan (ESPP) was approved by the shareholders on April 28, 2005, and permits eligible employees to purchase SJW Corp. stock at a discounted price. Shares of common stock are offered for purchase under the ESPP through a series of successive offering periods until such time as (i) the maximum number of shares of common stock available for issuance under the ESPP shall have been purchased or (ii) the ESPP is terminated. A total of 270,400 shares of common stock have been reserved for issuance under the ESPP.

The ESPP allows employees to designate up to a maximum of 10 percent (10%) of their base compensation, subject to certain restrictions, to purchase shares of common stock at 85% of the fair market value of shares on the purchase date. The first purchase interval in effect under the ESPP began on February 1, 2006, and will end on July 31, 2006. The ESPP has no look-back provisions. As of March 31, 2006, cash received from employees towards the ESPP amounted to $79,895.

Share-based compensation cost for awards granted under ESPP of $13,977 has been recognized for the three months ended March 31, 2006, after considering the estimated employee terminations or withdrawals from the plan before the purchase date. For the quarter ended March 31, 2006, adoption of Statement 123R lowered the SJW Corp.'s earnings from continuing operations before income taxes by $13,977.

As of March 31, 2006, total unrecognized compensation costs related to the first semi-annual offering period ended July 31, 2006 for the ESPP amounted to $28,000. These costs are expected to be recognized over a weighted-average period of 0.33 years.

The stock options, deferred restricted stock programs, dividend equivalent rights and ESPP's are all offered through SJW Corp.'s Incentive Plan.

NOTE 3.   Regulated and Nonregulated Business
          -----------------------------------

The business activities of SJW Corp. consist primarily of the activities of its subsidiary, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC), which operates within a service area approved by the CPUC. Included in the total operating revenue and operating expense are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems (CMWS), parking and lease operations of several commercial buildings and properties of SJW Land Company, and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service LLC (CCWS). The following tables represent the distribution of the regulated and non regulated business activities for the three months ended March 31, 2006 and 2005:

                                     Three Months Ended March 31, 2006
                                              (in thousands)
                           Regulated           Non regulated              Total
                           ----------------------------------------------------
Revenue                    $    31,710                 2,031             33,741
Expenses                        27,215                 1,745             28,960
                           ----------------------------------------------------
Operating income           $     4,495                   286              4,781
                           ====================================================

                                     Three Months Ended March 31, 2005
                                              (in thousands)
                           Regulated           Non regulated              Total
                           ----------------------------------------------------
Revenue                    $    31,510                 1,796             33,306
Expenses                        26,880                 1,546             28,426
                           ----------------------------------------------------
Operating income           $     4,630                   250              4,880
                           ====================================================


NOTE 4.   Nonutility Property
          -------------------

The major components of net nonutility property as of March 31, 2006 and December 31, 2005 are as follows:

                                                        March 31     December 31
                                                            2006           2005
                                                     ---------------------------
                                                              (in thousands)
Land                                                 $     9,110          9,907
Buildings and improvements                                26,098         28,582
Intangibles                                                  231            231
                                                     ---------------------------
  Sub-total                                               35,439         38,720
Less: accumulated depreciation and amortization            3,533          3,870
                                                     ---------------------------
         Total                                       $    31,906         34,850
                                                     ===========================

NOTE 5.   Employee Benefit Plans
          ----------------------

The components of net periodic benefit costs for SJW Corp.'s pension plan, other postretirement benefit plan and Supplemental Executive Retirement Plan for the three months ended March 31, 2006 and 2005 are as follows:

                                             Three Months Ended March 31
                                                2006               2005
                                            ---------------------------
                                                    (in thousands)
Service cost                                 $   565                513
Interest cost                                    926                889
Other cost                                       387                341
Expected return on assets                       (740)              (706)
                                            ---------------------------
                                             $ 1,138              1,037
                                            ===========================

In 2006, SJW Corp. expects to make a contribution of $2,033,000 and $344,000 to the pension plan and other postretirement benefit plan, respectively.


NOTE 6.   Segment Reporting
          -----------------

SJW Corp. is a holding  company with four  subsidiaries:  San Jose Water Company
(SJWC), a water utility operation with both regulated and nonregulated businesses, SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P., which operates parking facilities and commercial building rentals, Crystal Choice Water Service LLC (CCWS), a business providing the sale and rental of water conditioning and purification equipment, and SJWTX, Inc., which was formed in the third quarter of 2005 in connection with entering into an agreement to purchase substantially all the assets of Canyon Lake Water Supply Corporation. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers, provided through SJW Corp.'s subsidiary, SJWC. The second segment is property management and development activity conducted by SJW Land Company.

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

                                                             Three Month Ended March 31, 2006
                                                                     (in thousands)
                                                                 SJW Land          All
                                                 SJWC             Company         Other*      Consolidated
                                                 ---------------------------------------------------------
Operating revenue                            $ 32,384               1,031            326            33,741
Operating expense                              27,756                 605            599            28,960
Net income                                      3,823                 412            (32)            4,203
Depreciation and amortization                   4,994                 176             20             5,190
Interest expense                                2,351                 229              -             2,580
Income tax expense                              1,818                 238           (162)            1,894
Assets                                       $508,935              38,520         52,290           599,745

                                                            Three Months Ended March 31, 2005
                                                                     (in thousands)
                                                                 SJW Land          All
                                                 SJWC             Company         Other*      Consolidated
                                                 ---------------------------------------------------------
Operating revenue                            $ 32,175                 794            337            33,306
Operating expense                              27,385                 497            544            28,426
Net income                                      2,492                  99             90             2,681
Depreciation and amortization                   4,847                 156             20             5,023
Interest expense                                2,390                 226              -             2,616
Income tax expense                              1,857                 135            (72)            1,920
Assets                                       $474,283              41,223         39,282           554,788

*The "All Other" category includes CCWS, and without regard to its subsidiaries, SJW Corp. The assets of SJW Corp. include the investment in California Water Service Group. Please refer to Notes to Consolidated Financial Statements in SJW Corp.'s 2005 Annual Report on Form 10-K.


NOTE 7.   Long-Term Liabilities
          ---------------------

SJW Corp.'s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company.


NOTE 8.   Sale of Nonutility Property
          ---------------------------

On January 20, 2006, SJW Land Company and San Jose Water Company sold approximately one acre of property and a building for $2,850,000. SJW Corp. recognized a gain on the sale of the property of approximately $1,535,000, net of tax of approximately $1,056,000. On February 1, 2006, San Jose Water Company reinvested the proceeds by purchasing utility property at a purchase price of $2,668,000.

NOTE 9.   Acquisition
          -----------

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


NOTE 10.  Subsequent Event
          ----------------

On April 17, 2006, SJW Land Company and San Jose Water Company, wholly-owned subsidiaries of SJW Corp., entered into agreements with Adobe Systems Incorporated (Adobe) for Adobe to purchase an aggregate of approximately 5.5 acres of property located in San Jose, California for a total purchase price of approximately $25,000,000. The agreement between San Jose Water Company and Adobe includes an option for San Jose Water Company to lease-back the buildings and designated parking until June 2008. Since San Jose Water Company will retain more than a minor portion of the use of the property, the property will continue to be classified as utility plant, rather than an asset held-for-sale, until the transaction is completed. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, (SFAS 144), SJW Corp. classified the carrying cost of the property under the SJW Land Company agreement as long-term assets held-for-sale. The agreement calls for three separate contingency periods during which certain closing conditions must be met. As such, SJW Corp. cannot determine the estimated gain from the sale of property owned by SJW Land Company agreement until the closing contingencies are removed.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related
"Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in SJW Corp.'s Form 10-K for the year ended December 31, 2005.

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

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations, billing and cash remittance services.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns and operates parking facilities, which are located adjacent to San Jose Water Company's headquarters and the HP Pavilion in San Jose, California. SJW Land Company also owns commercial buildings, other undeveloped land primarily in the San Jose Metropolitan area, some properties in the states of Florida, Connecticut and Texas, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a Variable Interest Entity within the scope of FIN 46R, and as a result, it had been consolidated with SJW Land Company.

Crystal Choice Water Service LLC, a subsidiary 75% owned by SJW Corp., engages in the sale and rental of water conditioning and purification equipment.

In the third quarter of 2005, SJW Corp. formed a Texas corporation, SJWTX Water, Inc. (SJWTX Water). SJWTX Water has entered into an agreement to purchase substantially all the assets of Canyon Lake Water Supply Corporation, as discussed in Item 1, Note 9 of SJW Corp.'s accompanying consolidated financial statements.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of March 31, 2006.

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

The factors SJW Corp. considers in evaluating such opportunities include:

     *    regulatory environment

     *    synergy potential

     *    general economic conditions

     *    potential profitability

     *    additional growth opportunities within the region

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

     Balancing Account
     -----------------

The CPUC has established the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power and pump tax. Since balances are tracked and subject to approval by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. The balance of the balancing account varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection. Had the balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be decreased by the amount of balancing account over-collection, as the case may be, or increased by the amount of balancing account under-collection, less applicable taxes.

     Revenue Recognition
     -------------------

SJW Corp. recognizes its regulated and nonregulated revenue in accordance with SEC Staff Accounting Bulletin 104, "Revenue Recognition".

San Jose Water Company's revenue from metered customers includes billing to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. San Jose Water Company reads the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers' consumption changes, and San Jose Water Company's experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to San Jose Water Company's estimates are determined. As of March 31, 2006 and December 31, 2005, accrued unbilled revenue was $7,437,000 and $8,706,000, respectively. Unaccounted-for water for March 31, 2006 and 2005 approximated 1.8% and 1.5%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing San Jose Water Company's unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

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

     Recognition of Regulatory Assets and Liabilities
     ------------------------------------------------

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management's judgment that it is probable that the costs will be recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in the future for ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance had to be recognized as of March 31, 2006 and December 31, 2005. The net regulatory assets recorded by San Jose Water Company as of March 31, 2006 and December 31, 2005 was $13,118,000 and $13,037,000, respectively.

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

San Jose Water Company, through its Retirement Plan Administrative Committee (the Committee) managed by representatives from the unions and management, establishes investment guidelines which specify that approximately 30% of the investments are in bonds or cash and the remaining 70% in equity securities. As of December 31, 2005, the plan assets consist of approximately 22% bonds, 5%
cash and 73% equities. The committee requires that equities be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of eight percent (8%) in its actuarial computation. The distribution of assets is not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus risk related to foreign exchange fluctuation has been eliminated.

The plan assets are marked to market at the measurement date. The investment trust assets incurred unrealized market losses in years prior to 2004. Unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes.

San Jose Water Company utilizes Moody's 'A' and 'Aa' rated bonds in industrial, utility and financial sectors with outstanding amounts of $1,000,000 or more in determining the discount rate used in calculating the pension and other postretirement benefit liabilities at the measurement date. For the year ending December 31, 2005, the composite discount rate used was 5.75%.

     Share Based Compensation Plans
     ------------------------------

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares, deferred restricted stock awards and dividend awards. Under the plan, a total of 1,800,000 common shares have been authorized for awards and grants. Effective January 1, 2006, SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123R, using the modified prospective method of transition. Previously, awards were accounted for using SFAS No. 123. SJW Corp. utilizes the Black-Scholes option-pricing model to compute the fair value of options at grant date and the fair value of options granted as the basis for the share based compensation for financial reporting purposes.

In addition to the option grants, SJW Corp. has granted restricted stock units and deferred restricted stock units to a key employee of SJW Corp., which were valued at market price at the date of grant. SJW Corp. is recognizing the fair market value of such units granted as compensation expense, over the vesting period of three years as services are rendered.

Additionally, deferred restricted stock awards granted to non-employee board members from the conversion of cash pension benefits were valued at market price at the date of grant. SJW Corp. is correspondingly recognizing the fair market value of the unvested deferred restricted stock awards granted as compensation expense, over the vesting period of three years, as services are rendered.

     Consolidation Policy of Majority-Owned Enterprises
     --------------------------------------------------

SJW Corp. consolidates its 75% controlling interest of Crystal Choice Water Service LLC in its Financial Statement with the 25% minority interest included as "other" in the Consolidated Statements of Income and Comprehensive Income and in "other noncurrent liabilities" on the Balance Sheet. Effective January 1,

2004, SJW Corp. adopted FASB Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities". As a result of the adoption of FASB Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities" in 2004, SJW Corp. identified its investment in 444 West Santa Clara Street, L.P. as a variable interest entity with SJW Land Company as the primary beneficiary. SJW Corp. consolidates its 70% limited partnership interest in 444 West Santa Clara Street, L.P. with the 30% minority interest included as "other" in the Consolidated Statements of Income and Comprehensive Income and in "other noncurrent liabilities" on the Balance Sheet.

     Recognition of Gain/Loss on Nonutility Property
     -----------------------------------------------

In compliance with the Uniform System of Accounts (USOA) prescribed by the CPUC and conforming to generally accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

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

Recent Accounting Pronouncements:
---------------------------------

Effective January 1, 2006, SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, as discussed in Item 1, Note 2 of SJW Corp.'s accompanying consolidated financial statements.

Liquidity and Capital Resources:
--------------------------------

San Jose Water Company's budgeted capital expenditures for 2006, exclusive of capital expenditures financed by customer contributions and advances, are $39,950,000 with capital expenditures concentrated in water main replacements. Approximately $18,000,000 will be spent to replace San Jose Water Company's mains in 2006. Year to date capital expenditures as of March 31, 2006 approximate $6,678,000.

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

As of March 31, 2006, SJW Corp.'s share of capital investment in Crystal Choice Water Service LLC approximated 75%. SJW Corp. does not expect to make significant cash contributions to Crystal Choice Water Service LLC in 2006.

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

San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of March 31, 2006, San Jose Water Company's funded debt and equity were 46.3% and 53.7%, respectively.

Historically, San Jose Water Company's internally generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the cash requirements for San Jose Water Company's capital expenditures. Due to its strong cash position and low financial leverage condition, funding for its future capital expenditure program will be provided through internally generated funds and long-term debt. San Jose Water Company and its parent, SJW Corp., do not currently anticipate the issuance of any equity to finance future capital expenditures.

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of March 31, 2006. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12 calendar month period would be less than 175% of interest charges. As of March 31, 2006, San Jose Water Company's funded debt was 46.4% of total capitalization and the net income for the preceding 12 months was 487% of interest charges.

San Jose Water Company has a $2,007,000 loan from the Safe Drinking Water State Revolving Fund (SDWSRF) at a rate of 2.39%. This loan was funded in 2005 and requires semi-annual principal and interest payments commencing in July 2006. San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000,000 in support of this loan. The letter of credit automatically renews for one year each December unless the issuing bank elects not to renew and the amount of coverage can be reduced as the principal balance decreases.

In 2004, the California Department of Water Resources approved San Jose Water Company's application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of 20-years at an interest rate of 2.60%. These funds will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2006, when all documentation have been completed.

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

The 444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,075,000 as of March 31, 2006. The mortgage loan is due in April 2011 and is amortized over 25 years with a fixed interest rate of 7.80%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.

In connection with a nonutility property condemnation that occurred in the fourth quarter of 2004, SJW Land Company intends to identify replacement property and reinvest the proceeds by November 2006, in order to qualify the transaction under Internal Revenue Code section 1033.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank's prime or reference rate. At March 31, 2006, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $30,000,000. The lines of credit will expire on July 1, 2006.

Results of Operations:
----------------------

     Overview
     --------

SJW Corp.'s consolidated net income for the three months ending March 31, 2006 was $4,203,000, compared to $2,681,000 for the same period in 2005. The increase of $1,522,000 or 57% is primarily attributed to the sale of nonutility property.

     Operating Revenue
     -----------------
                                                Operating Revenue by Subsidiary
                                                         Three Months Ended
                                                             March 31
                                                     2006              2005
                                                        (in thousands)
                                                ---------------------------
San Jose Water Company                            $32,384            32,175
SJW Land Company                                    1,031               794
Crystal Choice Water Service LLC                      326               337
                                                ---------------------------
                                                  $33,741            33,306
                                                ===========================

The change in consolidated operating revenue was due to the following factors:

                                                         Three Months Ended
                                                     March 31, 2006 vs 2005
                                                Approximate Increase/(decrease)
                                                          (in thousands)
                                                -------------------------------
Utility:
Consumption changes                               $  (274)               (1%)
New customers increase                                209                 -
Rate increases                                        274                 1%
Parking and lease                                     237                 1%
Crystal Choice Water Service LLC                      (11)                -
                                                -------------------------------
                                                  $   435                 1%
                                                ===============================

     Operating Expenses
     ------------------
                                                 Operating Expense by Subsidiary
                                                         Three Months Ended
                                                             March 31
                                                     2006              2005
                                                        (in thousands)
                                                -------------------------------
San Jose Water Company                            $27,756            27,385
SJW Land Company                                      605               497
Crystal Choice Water Service LLC                      385               430
SJW Corp.                                             214               114
                                                -------------------------------
                                                  $28,960            28,426
                                                ===============================

The change in operating expenses from the same period in 2005 was due to the following factors:

                                                       Three Months Ended
                                                       March 31, 2006 vs 2005
                                                 Approximate Increase/(decrease)
                                                           (in thousands)
                                                 -------------------------------
Water production costs:
Increased surface water supply                      $  (1,397)          (4%)
Usage and new customers                                    87            -
Pump tax and purchased water price increase               341            1%
Energy prices and other                                    24            -
                                                    ---------------------------
Total water production costs                           (  945)          (3%)

Non-water production costs:
Administrative and general                                543            2%
Other operating expense                                   470            2%
Maintenance                                               267            1%
Property taxes and other non-income taxes                  58            -
Depreciation and amortization                             167            -
                                                    ---------------------------

         Total non-water production costs               1,505            5%
                                                    ---------------------------

Income taxes                                           (   26)           -
                                                    ---------------------------
         Total operating expense                    $     534            2%
                                                    ===========================

San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water and its availability will significantly impact the water production costs of the San Jose Water Company.

Water production for the three months ended March 31, 2006 decreased 27 million gallons from the same period in 2005. During this period, more surface water was used when compared to the same period in 2005.

The change in San Jose Water Company's source of supply mix was as follows:

                                                 Three Months Ended March 31
                                                        2006 vs. 2005
                                                     Increase/(decrease)
                                                    (in million gallons)
                                                 --------------------------
Purchased water                                  (473)               (6%)
Ground water                                     (442)               (6%)
Surface water                                     892                12%
Reclaimed water                                    (4)                -
                                                 --------------------------
                                                  (27)                0%
                                                 ==========================

The changes in the source of supply mix were consistent with the changes in the water production costs.

Non-water production costs include administrative costs which contains costs for employee benefits and salaries and wages. The increase in non-water production costs for the first quarter of 2006 consisted principally of: $543,000 increase in general and administrative costs; which included a $433,000 increase for salaries, benefits and retirement costs, a $153,000 increase for liability insurance, a $137,000 increase for professional services, and a $52,000 increase in other expenses offset by a $232,000 refund of 2005 worker's compensation premiums. In addition, other operating expenses increased $470,000, maintenance expenses increased $267,000, and other taxes and depreciation expense increased $225,000. Income tax expense decreased $26,000 in the first quarter of 2006.

Comprehensive income for the three months ended March 31, 2006 increased by $4,426,000, net of taxes, compared to a loss of $2,777,000, net of taxes, for the same period in 2005. The change was due to an increase in market value of the investment in California Water Service Group.

Factors That May Affect Future Results:
---------------------------------------

     Water Supply and Energy Resources
     ---------------------------------

San Jose Water Company's water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water and by import water purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2006 remains slightly higher than the 30-year normal level.

On April 3, 2006,  the  SCVWD's  10  reservoirs  were  93.7%  full with  158,344 acre-feet of water in storage. The rainfall in the season commencing July 1, 2005 was approximately 124% of historical season average.

Rainfall at San Jose Water Company's Lake Elsman was measured at 51.59 inches for the season of July 1, 2005 through March 31, 2006, which is approximately 138.2% of the five-year average. Local surface water is a less costly source of water and its availability significantly impacts San Jose Water Company's results of operations.

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

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations that Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety and continuity of service totaling approximately $2,300,000. San Jose Water Company is completing the final implementation of security related capital improvements and as of March 31, 2006, $2,243,000 has been incurred to date on this project. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.

     Regulatory Affairs
     ------------------

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The timing of rate decisions could have an impact on the results of operations.

On August 19, 2004, the CPUC issued San Jose Water Company's most recent General Rate Case decision (D.04-08-054). The decision granted San Jose Water Company authority to increase rates by $11,773,000 or 8.00% in 2004, $4,283,000 or 2.69%
in 2005 and $4,245,000 or 2.59% in 2006. The authorized return on common equity in 2004, 2005 and 2006 is 9.90%, which is within the range of recent rates of return authorized by the CPUC for water utilities.

Pursuant to this general rate case decision, on January 1, 2006, San Jose Water Company was authorized a revenue increase of $4,245,000, or about 2.59%, designed to recover projected operating cost increases for 2006. Also pursuant to D.04-08-054, on February 16, 2006 the CPUC authorized an $863,000 revenue increase to recover additional plant additions originally authorized in D.04-08-054. Finally, on March 3, 2006 the CPUC authorized the implementation of a customer surcharge to fund the repayment of a 20-year, $2 million loan under the Safe Drinking Water State Revolving Fund program used to finance water quality improvements in the water system.

As required by Public Utilities Code Section 455.2, on February 15, 2006 San Jose Water Company filed a General Rate Case Application requesting rate increases of $14,646,000 or 8.54% in 2007, $5,196,000 or 2.78% in 2008, and
$6,246,000 or 3.26% in 2009. San Jose Water Company has also requested recovery of $451,000 from its various balancing and memorandum accounts via customer surcharges. San Jose Water Company is proposing this increase due to escalating operating expenses as well as significant capital expenditures over the next several years.

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

Subsequently, on September 9, 2003 and March 30, 2004, San Jose Water Company filed two compliance filings requesting CPUC review of the balancing account over-collected balance of approximately $382,000, accrued between November 29, 2001 and December 31, 2003. On June 15, 2004, the CPUC notified San Jose Water Company that the over-collected balances had been verified and should be carried forward to the next review period. As of March 31, 2006 and December 31, 2005, the approved balance is an over-collection of $408,000 and $403,000, respectively, including interest on the approved amounts.

On March 30, 2005, San Jose Water Company filed a compliance filing requesting the CPUC review of the balancing account under-collected balance of approximately $999,000, accrued between January 1, 2004 and December 31, 2004. On June 24, 2005, San Jose Water Company filed a supplemental compliance filing revising the under-collected balance to approximately $760,000. On October 27, 2005, the CPUC notified San Jose Water Company that the under-collected balance had been verified and should be carried forward to the next review period. As of March 31, 2006 and December 31, 2005, the approved balance is an under-collection of $795,000 and $786,000, respectively, including interest on the approved amounts.

In March 2006 the CPUC's Executive Director granted all water utilities a 90-Day Extension for compliance filings requesting the CPUC's review of the balances accrued in the Memorandum Type Balancing Account during 2005. This extension was granted while the CPUC reconsidered the balancing account review process. As of March 31, 2006 and December 31, 2005, the total accrued balance in San Jose Water Company's Memorandum Type Balancing Account for the period January 1 through December 31, 2005, was an over-collection of $141,000 and $139,000, respectively, including interest.

The following is a summary of the balancing account and the memorandum type balancing account:


                                                       March 31, 2006      December 31, 2005
                                                       --------------      -----------------
Under/(over)-collected balancing account
11/29/01 to 12/31/03, including interest                       $(408)                  $(403)
Under-collected balancing account
1/1/2004 to 12/31/2004, including interest                       795                     786
Over-collected Memorandum Type
Balancing Account 1/1/2005 to 12/31/2005,
Including interest                                              (141)                   (139)
Over-collected Memorandum Type
Balancing Account 1/1/2006 to 3/1/2006                          (201)                      0
                                                                -----                  -----

Net under-collected balancing account                          $  45                   $ 244
                                                              ======                   =====

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

     (b) There has been no change in internal control over financial reporting during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.


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


ITEM 5.   OTHER INFORMATION
          -----------------

On April 27, 2006, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.14125 per common share. The dividend will be paid June 1, 2006, to shareholders of record as of the close of business on May 8, 2006.


ITEM 6.   EXHIBITS
          --------

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by
Item 601 of Regulation S-K for the quarter ended on March 31, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SJW Corp.

Date: May 5, 2006                          By /s/ Angela Yip
                                           -----------------
                                           ANGELA YIP
                                           Chief Financial Officer and Treasurer
                                           (principal financial officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.                    Description of Document
-----------                    -----------------------

3.1 Restated Articles of Incorporation of SJW Corp. Incorporated by reference to Exhibit 3.1 to Form 10-K for year ended December 31, 2001.

3.2 Certificate of Amendment of the Restated Articles of Incorporation of SJW Corp. filed with the Secretary of State of the State of California on February 22, 2006, incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 27, 2006.

10.1 Annual Retainer Fee Deferral Election Program, as amended and restated January 30, 2006 by SJW Corp. Board of Directors January 31, 2006. Incorporated by reference to Exhibit 10.2 to Form 8-K, filed on February 3, 2006.

10.2 Director Compensation and Expense Reimbursement Policies, as adopted by SJW Corp. Board of Directors on January 31, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 3, 2006.

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