Form 10-Q
period 2006-06-30
SJW CORP
filed 2006-08-07
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2006
Commission file number	1-8966

SJW Corp.
(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

374 West Santa Clara Street, San Jose, CA	95113
(Address of principal executive offices)	(Zip Code)

408-279-7800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer   Accelerated filer   Yes ☒   No ☐   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of August 1, 2006 are 18,271,698.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30
	2006	2005	2006	2005
OPERATING REVENUE	$47,873	44,799	$81,615	78,106
OPERATING EXPENSES
Operation:
Purchased water	11,512	11,907	18,166	18,919
Power	1,162	849	1,722	1,520
Pump taxes	4,367	3,249	6,504	5,860
Administrative and general	4,947	5,038	10,038	9,587
Other	3,715	3,416	7,375	6,607
Maintenance	2,323	2,342	4,628	4,381
Property taxes and other nonincome taxes	1,379	1,351	2,849	2,762
Depreciation and amortization	5,286	4,863	10,476	9,886
Income taxes	4,545	3,948	6,439	5,868
Total operating expenses	39,236	36,963	68,197	65,390
OPERATING INCOME	8,637	7,836	13,418	12,716
Interest on senior notes	(2,264)	(2,383)	(4,615)	(4,773)
Mortgage and other interest expense	(310)	(223)	(539)	(449)
Dividend income	316	313	632	627
Sale of nonutility property, net of taxes of $1,056	-	-	1,535	-
Other, net	92	172	243	275
NET INCOME	$6,471	5,715	$10,674	8,396
Other comprehensive income (loss):
Unrealized income (loss) on investment	$(10,240)	4,587	$(2,739)	(121)
Income tax benefit (provision)	4,198	(1,881)	1,123	50
Other comprehensive income (loss), net	(6,042)	2,706	(1,616)	(71)
COMPREHENSIVE INCOME	$429	8,421	$9,058	8,325
EARNINGS PER SHARE
Basic	$0.35	0.31	$0.58	0.46
Diluted	$0.35	0.31	$0.58	0.45
COMPREHENSIVE INCOME PER SHARE
Basic	$0.02	0.46	$0.50	0.46
Diluted	$0.02	0.46	$0.49	0.45
DIVIDENDS PER SHARE	$0.14	0.13	$0.28	0.27
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,271,608	18,272,344	18,271,439	18,271,686
Diluted	18,530,671	18,465,416	18,530,384	18,453,678

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	JUNE 30	DECEMBER 31
	2006	2005
ASSETS
Utility Plant:
Land	$4,680	1,735
Depreciable plant and equipment	687,729	648,931
Construction in progress	14,988	5,611
Intangible assets	7,840	7,840

Total utility plant	715,237	664,117

Less accumulated depreciation and amortization	225,680	208,909

Net utility plant	489,557	455,208

Nonutility property	48,050	38,720
Less accumulated depreciation	3,740	3,870

Net nonutility property	44,310	34,850

CURRENT ASSETS:
Cash and equivalents	2,562	9,398
Accounts receivable:
Customers, net of allowances for uncollectible accounts	9,973	9,701
Other	971	1,444
Unbilled utility revenue	15,816	8,706
Long-lived assets held-for-sale	2,738	149
Materials and supplies	662	624
Prepaid expenses	1,163	1,670

Total current assets	33,885	31,692

OTHER ASSETS:
Investment in California Water Service Group	39,312	42,051
Unamortized debt issuance and reacquisition costs	3,050	3,131
Regulatory assets	13,119	13,037
Intangible pension asset	3,953	3,953
Other	3,859	3,787

Total other assets	63,293	65,959

	$631,045	587,709

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	JUNE 30	DECEMBER 31
	2006	2005
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock	$9,516	9,516
Additional paid-in capital	16,153	15,368
Retained earnings	166,100	160,588
Accumulated other comprehensive income	8,820	10,436

Total shareholders’ equity	200,589	195,908

Long-term debt, less current portion	148,925	145,281

Total capitalization	349,514	341,189

CURRENT LIABILITIES:
Line of credit	23,000	-
Current portion of long-term debt	389	332
Accrued pump taxes and purchased water	7,080	3,985
Purchased power	1,042	804
Accounts payable	3,377	5,120
Accrued interest	3,718	3,618
Accrued taxes	5,127	1,619
Accrued payroll	1,904	1,526
Work order deposit	860	486
Other current liabilities	3,735	3,454

Total current liabilities	50,232	20,944

DEFERRED INCOME TAXES	51,545	52,246
UNAMORTIZED INVESTMENT TAX CREDITS	1,825	1,854
ADVANCES FOR CONSTRUCTION	67,704	69,964
CONTRIBUTIONS IN AID OF CONSTRUCTION	90,875	84,271
DEFERRED REVENUE	1,279	1,273
POSTRETIREMENT BENEFIT PLANS	15,128	13,213
OTHER NONCURRENT LIABILITIES	2,943	2,755

	$631,045	587,709

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	SIX MONTHS ENDED JUNE 30
	2006	2005
OPERATING ACTIVITIES:
Net income	$10,674	8,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,476	9,886
Deferred income taxes	(1,717)	(627)
Stock based compensation	474	684
Gain on sale of nonutility property, net of taxes	(1,535)	-
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(6,374)	(8,002)
Accounts payable, purchased power and other current liabilities	(1,658)	2,915
Accrued pump taxes and purchased water	3,095	2,608
Accrued taxes	3,437	2,946
Accrued interest	100	-
Accrued payroll	378	129
Work order deposits	374	(8)
Prepaid expenses and materials and supplies	469	314
Deferred revenue	7	17
Other noncurrent assets and noncurrent liabilities	3,798	804
Other changes, net	279	66

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,277	20,128

INVESTING ACTIVITIES:
Additions to utility plant	(30,012)	(21,429)
Additions to nonutility property	(12,602)	(231)
Cost to retire utility plant, net of salvage	(498)	28
Purchases of short-term investments	-	(2,950)
Proceeds from sale of nonutility property	2,739	-
Cash acquired from the acquisition of Canyon Lake Water Supply Corporation, net of payments made for the acquisition	4,083	-

NET CASH USED IN INVESTING ACTIVITIES	(36,290)	(24,582)

FINANCING ACTIVITIES:
Discharge of Canyon Lake Water Supply Corporation bonds	(19,951)
Borrowings from line of credit	23,000	-
Long-term borrowings	3,854	1,953
Repayments of long-term borrowings	(153)	(135)
Stock buyback	-	(185)
Dividends paid	(5,162)	(4,888)
Exercise of stock options	10	16
Receipts of advances and contributions in aid of construction	6,476	7,361
Refunds of advances for construction	(897)	(897)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,177	3,225
NET CHANGE IN CASH AND EQUIVALENTS	(6,836)	(1,229)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	9,398	10,899

CASH AND EQUIVALENTS, END OF PERIOD	$2,562	9,670
Cash paid during the period for:
Interest	$5,239	5,248
Income taxes	3,307	2,951

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

Note 1.   General

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.’s 2005 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

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

Basic earnings per share and basic comprehensive income per share are calculated using income available to common shareholders and comprehensive income, respectively, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share and diluted comprehensive earnings per share are calculated using the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and deferred restricted common stock awards granted under SJW Corp.’s Long-Term Incentive Plan (the “Incentive Plan”) and income available to common shareholders and comprehensive income.

For the three months ended June 30, 2006 and 2005, the basic weighted average number of common shares was 18,271,608 and 18,272,344, respectively. For the six months ended June 30, 2006 and 2005, the basic weighted average number of common shares was 18,271,439 and 18,271,686, respectively. For the three months ended June 30, 2006 and 2005, the diluted weighted average number of common shares was 18,530,671 and 18,465,416, respectively. For the six month ended June 30, 2006 and 2005, the diluted weighted average number of common shares was 18,530,384 and 18,453,678, respectively.

Note 2.   Long-Term Incentive Plan

Common Shares

SJW Corp. has a Long-Term Stock Incentive Plan (the Incentive Plan), which was originally adopted on April 18, 2002, amended on April 29, 2003 and April 27, 2006. As amended, the Incentive Plan has 1,800,000 common shares reserved for issuance. The Incentive Plan includes terms allowing non-employee directors to receive awards, authorizing the plan administrator to grant stock appreciation rights, and listing the performance criteria for performance shares. The Incentive Plan allows SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. A participant in the Incentive Plan generally may not receive Incentive Plan awards covering an aggregate of more than 600,000 common shares in any calendar year. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses, and shares issued under ESPP. As of June 30, 2006, 18,878 shares have been issued pursuant to the Incentive Plan, and 396,880 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units. The remaining shares available for issuance under the Incentive Plan are 1,384,242. The total compensation cost charged to income under the Incentive Plan for the three and six months ended June 30, 2006, was $167,000 and $385,000 and for the three and six months ended June 30, 2005, was $277,000 and $617,000, respectively, inclusive of dividend equivalent rights. The total benefit, including non-employee directors’ converted post-retirement benefits, recorded in shareholders’ equity under the Incentive Plan for the three and six months ended June 30, 2006, was $111,000 and $469,000, and for the three and six months ended June 30, 2005, was $229,000, and $684,000, respectively.

Stock Options

Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% rate on each annual date over four years and are exercisable over a ten year period. No options were granted during the six month period ending June 30, 2006, and 43,066 shares were granted during the six month period ending June 30, 2005, out of which 418 shares were forfeited due to an employee’s employment termination with SJW Corp. in December 2005. During the six months ended June 30, 2006, 816 shares were exercised, including 20 shares from vested dividend equivalent rights. 1,060 shares were exercised during the six months ended June 30, 2005. For the six months ended June 30, 2006, total cash received on exercise of options amounted to $15,000 and the tax benefit realized from stock options exercised amounted to $3,000. Shares subject to outstanding options under the Incentive Plan were 163,204 and 151,902 as of June 30, 2006, and June 30, 2005, respectively.

At the beginning of 2006, SJW Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (Statement 123R), for all existing and new share based compensation plans in accordance with the modified prospective transition method. Previously, SJW Corp. followed accounting interpretations, as permitted by SFAS 123, Accounting for Stock Based Compensation (Statement 123), in accounting for its share-based compensation plans. To estimate the fair value of options at grant date as the basis for the stock based compensation awards, SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Further, as required under Statement 123R, SJW Corp. now estimates forfeitures for the share based awards that are not expected to vest. Changes in these inputs and assumptions can affect the measure of estimated fair value of our share based compensation. The weighted average assumptions utilized include:

	2006	2005	2004
Expected dividend yield	N/A	2.6%	3.3%
Expected volatility	N/A	24.3%	23.6%
Risk-free interest rate	N/A	3.67%	3.22%
Expected holding period in years	N/A	5.0	5.0

For the three and six month period ended June 30, 2006, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. SJW Corp. has recognized share based compensation expense for the stock options granted under the Incentive Plan of $33,000 and $65,000, respectively, for the three and six months ended June 30, 2006, and $28,000 and $57,000, respectively, for the three and six months ended June 30, 2005.

Stock Options

	Shares	Weighted Average Exercise Price	Weighted Average remaining life in years	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	165,902	$16.38	8.20	$1,056,796
Granted	-	-	-	-
Exercised	(530)	$14.42	-	-
Forfeited	(1,902)	-	-	-
Outstanding as of March 31, 2006	163,470	$16.39	7.92	$1,710,690
Granted	-
Exercised	(266)	14.00
Forfeited	-
Outstanding as of June 30, 2006	163,204	$16.39	7.68	$1,478,787
Options exercisable at June 30, 2006	77,338	$14.78	7.29	$825,104
Range of exercise prices		$14.00—27.69
Weighted-average fair value of options granted during the year	-	-	-	-

A summary of the status of SJW Corp.’s nonvested stock options as of June 30, 2006 and changes during the six month period ended June 30, 2006, are presented below:

	Shares	Weighted Grant-Date Fair Value
Nonvested as of January 1, 2006	125,540	$2.02
Granted	-	-
Vested	(23,445)	$1.41
Forfeited	(1,902)	$1.46
Nonvested as of March 31, 2006	100,193	$2.17
Granted
Vested	(14,327)	$2.69
Forfeited
Nonvested as of June 30, 2006	85,866	$2.08

As of June 30, 2006, total unrecognized compensation costs related to stock options amounted to $239,000. These costs are expected to be recognized over a weighted-average period of 1.83 years.

Restricted Stock and Deferred Restricted Stock Plans

On January 30, 2006, restricted stock units for 14,000 shares of common stock were granted to a key employee of SJW Corp., which vest over a period of four years, as services are rendered. The deferred stock was valued at a market price of $25.29 per share at the date of grant and will be recognized as share based compensation expense over the vesting period. SJW Corp. has recorded $22,000 and $37,000, respectively, for the three and six months ended June 30, 2006, as share based compensation expense for this grant.

On June 27, 2003, deferred restricted stock units for 83,340 shares of common stock were granted to a key employee of SJW Corp., which vested over a period of three years and are redeemable upon retirement. The deferred restricted stock units were valued at the market price of $14.05 per share at the date of the grant, which was recognized as stock compensation expense over the vesting period. As of June 30, 2006, the deferred restricted units were fully vested and no compensation expense was recognized in 2006. Compensation expense related to these deferred restricted stock units amounted to $117,000 and $234,000, respectively, for the three and six months ended June 30, 2005. The final compensation expense for this grant was recognized in the quarter ended December 31, 2005.

SJW Corp. has (i) a Deferred Restricted Stock Program (“Stock Program”) for non-employee Board members whereby non-employee Board members were entitled in 2003 to elect to convert their existing cash pension benefits into deferred restricted stock units and whereby certain directors will receive annual grants of deferred restricted stock units, and (ii) a Deferral Election Program for non-employee Board members (“Deferral Program”) whereby members can elect to convert their annual retainer fees into deferred restricted stock units. The number of shares of each annual deferred restricted stock award is equal to the annual retainer fee as of the date of grant divided by (i) the fair market value of SJW Corp.’s common stock on the date of grant under the Stock Program or (ii) the fair market value of SJW Corp.’s common stock as of the last business day of the year under the Deferral Program.

On September 1, 2003, deferred restricted stock units covering 111,048 shares were granted to non-employee Board members who elected to receive their existing and future cash pension benefits in deferred restricted stock awards under the Stock Program at the market price of $14.20 per share. With respect to the conversion of existing pension benefits, which were accrued before the grant date, 40,974 shares were fully vested at the time of grant and the remaining 70,074 shares vest over a period of three years when services are rendered. As of June 30, 2006, a total of 15,978 shares were issued pursuant to deferred restricted stock awards under the Stock Program to a retired non-employee Board member. As of June 30, 2006, total vested shares are 95,070. In accordance with Statement 123R, SJW Corp. has recognized share based compensation expense of $29,000 and $117,000, respectively, for the three and six months ended June 30, 2006, and $87,000 and $175,000, respectively, for the three and six months ended, June 30, 2005, related to deferred restricted stock awards under the Stock Program.

Directors who elect to convert their annual retainer fee receive deferred restricted stock units in an amount equal to the annual retainer fee divided by the fair market value of SJW Corp.’s common stock on the last business day before the date of grant. These deferred restricted stock units vest on a monthly basis over the annual period in which the retainer would have otherwise been earned.

In January 2006, deferred restricted stock units covering 4,744 shares were issued to the non-employee Board members who elected to convert their annual retainer fee at a conversion price of $22.75 per share under the Deferral Program. As of June 30, 2006 and 2005, SJW Corp. granted deferred restricted stock awards for 20,520 and 15,776 shares in lieu of cash retainer fees, respectively. SJW Corp. has recognized share based compensation expense of $27,000 and $54,000, respectively, for the three and six months ended June 30, 2006, and $27,000 and $54,000, respectively, for the three and six months ended June 30, 2005, related to deferred restricted stock awards granted to non-employee Board members in connection with their annual retainers.

Restricted and Deferred Restricted Stock

	Units	Weighted- Average Issue Price
Outstanding as of January 1, 2006	194,186	$14.28
Issued	18,744	$24.65
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2006	212,930	$15.19
Issued	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of June 30, 2006	212,930	$15.19
Shares vested as of June 30, 2006	196,558	$14.38

A summary of the status of SJW Corp.’s nonvested restricted and deferred restricted stock plans as of June 30, 2006, and changes during the six month period ended June 30, 2006, are presented below:

	Units	Weighted Grant-Date Fair Value
Nonvested as of January 1, 2006	49,677	$14.12
Granted	18,744	$24.65
Vested	(28,966)	$14.41
Nonvested as of March 31, 2006	39,455	$18.91
Granted	-	-
Vested	(23,083)	$14.64
Nonvested as of June 30, 2006	16,372	$24.92

As of June 30, 2006, total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $371,000. These costs are expected to be recognized over a weighted-average period of 1.89 years.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation expense on dividend equivalent rights is recognized as a liability on the date dividends are issued. The stock compensation expense on stock options and deferred restricted stock awards reported above in this note include the share based compensation expenses accrued on the dividend equivalent rights. As of June 30, 2006 and 2005, a cumulative of 21,296 and 12,722 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively, and $112,000 and $98,000 related to dividend equivalent rights were accrued as a liability, respectively.

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

The ESPP allows employees to designate up to a maximum of ten percent (10%) of their base compensation, subject to certain restrictions, to purchase shares of common stock at 85% of the fair market value of shares on the purchase date. The first purchase interval in effect under the ESPP began on February 1, 2006, and will end on July 31, 2006. The ESPP has no look-back provisions. As of June 30, 2006, cash received from employees towards the ESPP amounted to $171,000.

Share based compensation cost for awards granted under ESPP of $30,000 has been recognized for the six months ended June 30, 2006, after considering the estimated employee terminations or withdrawals from the plan before the purchase date. For the three and six months ended June 30, 2006, SJW Corp. recorded expense of $16,000 and $30,000, respectively, related to the ESPP.

As of June 30, 2006, total unrecognized compensation costs related to the first semi-annual offering period ended July 31, 2006, for the ESPP is approximately $6,000. These costs are expected to be recognized during the third quarter of 2006.

Note 3.   Nonregulated Business

The business activities of SJW Corp. consist primarily of its subsidiaries, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC) that operates within a service area approved by the CPUC and Canyon Lake Water Service Company, which is regulated by the Texas Commission on Environmental Quality (see Note 9). Included in the total operating revenue and operating expense are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems, parking and lease operations of several commercial buildings and properties of SJW Land Company, and the sale and rental of water conditioning and purification equipment of Crystal

Choice Water Service LLC. The following tables represent the distribution of the regulated and nonregulated business activities for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30 2006			Three Months Ended June 30 2005
	(in thousands)
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$45,501	$2,372	$47,873	$42,761	$2,038	$44,799
Expenses	37,237	1,999	39,236	35,282	1,681	36,963
Operating Income	$8,264	$373	$8,637	$7,479	$357	$7,836

	Six Months Ended June 30 2006			Six Months Ended June 30 2005
	(in thousands)
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$77,212	$4,403	$81,615	$74,272	$3,834	$78,106
Expenses	64,451	3,746	68,197	62,162	3,228	65,390
Operating Income	$12,761	$657	$13,418	$12,110	$606	$12,716

Note 4.   Nonutility Property

The major components of net nonutility property as of June 30, 2006, and December 31, 2005 are as follows:

	June 30 2006	December 31 2005
	(in thousands)
Land	$11,160	$9,907
Buildings and improvements	36,659	28,582
Intangibles	231	231
Sub-total	48,050	38,720
Less: accumulated depreciation and amortization	3,740	3,870
Total	$44,310	$34,850

Depreciation of nonutility property is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years.

Note 5.   Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan and Supplemental Executive Retirement Plan for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$571	513	$1,143	1,027
Interest cost	958	889	1,915	1,777
Other cost	413	341	826	681
Expected return on Assets	(769)	(706)	(1,538)	(1,411)
	$1,173	1,037	$2,346	2,074

In 2006, San Jose Water Company expects to make a contribution of $4,700,000 and $343,000 to the pension plan and other postretirement benefit plan, respectively.

Canyon Lake Water Service Company employees participate in a simple IRA plan managed through a financial management group. The financial management group provides all the administration, recordkeeping, and educational services for all the Canyon Lake Water Service Company eligible employees. The investment decision is the responsibility of the employee.

Note 6.   Segment Reporting

SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P., which operates parking facilities and commercial building rentals, (iii) Crystal Choice Water Service LLC, a business providing the sale and rental of water conditioning and purification equipment, and (iv) SJWTX Water, Inc. doing business as Canyon Lake Water Service Company, which purchased substantially all of the assets of Canyon Lake Water Supply Corporation on May 31, 2006 (see Note 9). In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility related services to its customers, provided through SJW Corp.’s subsidiaries, San Jose Water Company and Canyon Lake Water Service Company. The second segment is property management and development activity conducted by SJW Land Company.

SJW Corp.’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.’s chief operating decision maker is its President and Chief Executive Officer. The CEO reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income, and total assets.

The tables below set forth information relating to SJW Corp.’s reportable segments. Certain allocated assets, revenue, and expenses have been included in the reportable segment amounts. Other business activity of SJW Corp. not included in the reportable segments is included in the “All Other” category.

	Three Months Ended June 30 2006
	(in thousands)
	Water Utility	Real Estate	All	SJW
	Services	Activities	Other*	Corp.

Operating revenue	$46,539	$1,004	$330	$47,873
Operating expense	38,071	610	555	39,236
Net income	6,195	343	(67)	6,471
Depreciation and amortization	5,078	188	20	5,286
Interest expense	2,264	310	-	2,574
Income tax expense	4,469	241	(165)	4,545
Assets	$542,010	$47,264	$41,771	$631,045

	Three Months Ended June 30 2005 (in thousands)
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.

Operating revenue	$43,717	$770	$312	$44,799
Operating expense	35,978	450	535	36,963
Net income	5,482	178	55	5,715
Depreciation and amortization	4,688	156	19	4,863
Interest expense	2,383	223	-	2,606
Income tax expense	3,916	131	(99)	3,948
Assets	$490,604	$36,736	$43,775	$571,115

	Six Months Ended June 30 2006 (in thousands)
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.
Operating revenue	$78,924	$2,035	$656	$81,615
Operating expense	65,828	1,215	1,154	68,197
Net income	10,018	755	(99)	10,674
Depreciation and amortization	10,072	364	40	10,476
Interest expense	4,615	539	-	5,154
Income tax expense	6,287	479	(327)	6,439
Assets	$542,010	$47,264	$41,771	$631,045

	Six Months Ended June 30 2005
	(in thousands)
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.

Operating revenue	$75,893	$1,564	$649	$78,106
Operating expense	63,364	947	1,079	65,390
Net income	7,974	277	145	8,396
Depreciation and amortization	9,535	312	39	9,886
Interest expense	4,773	449	-	5,222
Income tax expense	5,773	266	(171)	5,868
Assets	$490,604	$36,736	$43,775	$571,115

*The “All Other” category includes Crystal Choice Water Service LLC, and without regard to its subsidiaries, SJW Corp. Please refer to Notes to Consolidated Financial Statements in SJW Corp.’s 2005 Annual Report on Form 10-K.

Note 7.   Long-Term Liabilities

SJW Corp.’s contractual obligations and commitments include senior notes, mortgages, and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company.

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

Note 9.   Acquisition

On May 31, 2006, SJWTX Water, Inc., a subsidiary of SJW Corp., acquired certain assets, properties and operations of Canyon Lake Water Supply Corporation, a Texas nonprofit water supply corporation. Subsequently, SJWTX Water, Inc., began operating under the name of Canyon Lake Water Service Company (CLWSC). In connection with the acquisition, the company will pay a finder’s fee of approximately 5% of the equity of the Canyon Lake Water Service Company. The acquisition of the assets of Canyon Lake Water Supply Corporation falls within the strategic plan identified within SJW Corp.’s business strategy in the Western United States.

The total purchase price for the net assets of Canyon Lake Water Supply Corporation was approximately $5,523,000 as of June 30, 2006, and included $3,200,000 for the members of Canyon Lake Water Supply Corporation, various closing costs, and costs incurred on the simultaneous discharge of approximately $19,900,000 of bonds issued by Canyon Lake Water Supply Corporation and owned by the Texas Water Development Board. Approximately $8,900,000 of restricted cash and sinking funds acquired from Canyon Lake Water Supply Corporation was utilized to discharge a portion of the bonds. As a result of the preliminary acquisition allocation, CLWSC recorded a negative acquisition adjustment of approximately $5,400,000 as of June 30, 2006. In accordance with Texas procedures, the allocation of purchase price to plant, which had a carrying value of $20,900,000 at the date of acquisition, is subject to regulatory approval by the Texas Commission on Environmental Quality (TCEQ). CLWSC will be filing its first rate case with the TCEQ in 2007 to establish rates and rate base. A decision by the TCEQ is not expected until the fall of 2007. As a result, CLWSC will finalize its allocation of assets and liabilities from the business combination when the TCEQ renders a decision.

The Canyon Lake Water Supply Corporation assets acquired is being accounted for under the purchase method of accounting. Accordingly, the results of CLWSC are included in the consolidated financial statements of SJW Corp. from the acquisition date.

The following unaudited pro forma information is provided for the acquisition assuming it occurred as of December 31, 2004:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands, except per share data)
Operating Revenue	$48,954	46,013	$83,808	80,243
Net Income	6,254	5,700	10,334	8,201
Comprehensive Income	212	8,406	8,716	8,130
Earnings Per Share:
Basic	0.34	0.31	0.57	0.45
Diluted	0.34	0.31	0.56	0.44

Note 10.   Commitment

On April 17, 2006, SJW Land Company and San Jose Water Company, wholly owned subsidiaries of SJW Corp., entered into agreements with Adobe Systems Incorporated (Adobe) for Adobe to purchase an aggregate of approximately 5.5 acres of property located in San Jose, California for a total purchase price of approximately $25,000,000. The agreement between San Jose Water Company and Adobe includes an option for San Jose Water Company to lease-back the buildings and a designated parking area until June 2008. Since San Jose Water Company will retain more than a minor portion of the use of the property, the property will continue to be classified as a utility plant, rather than an asset held-for-sale until the transaction is completed. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, (SFAS 144), SJW Corp. classified the carrying cost of the property under the SJW Land Company agreement as long-term assets held-for-sale. The agreement calls for three separate contingency periods during which certain closing conditions must be met. The second and third contingency periods will be extended to a mutually agreed upon date. As such, SJW Corp. cannot determine the estimated gain from the sale of property owned by SJW Land Company agreement until the closing contingencies are removed.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005.

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect”, “estimate”, “anticipate”, “intends”, “plans”, “may”, “should”, “will”, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Factors that May Affect Future Results” under this Item 2 and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (SEC), specifically the most recent reports on Form 10-K, Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

General:

SJW Corp. is a holding company with four subsidiaries.

San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose area.

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution, and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga, and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations, billings, and cash remittance services.

San Jose Water Company has utility property including land held in fee, impounding reservoirs, diversion facilities, wells, distribution storage and all water facilities and other property necessary to provide utility service to its customers. Under Section 851 of the Public Utilities Code, properties currently used and useful in providing utilities services cannot be disposed of unless CPUC approval is obtained.

San Jose Water Company also has approximately 1,500 acres of nonutility property which has been identified as no longer used and useful in providing utility services of which approximately 16 acres of the nonutility property are located in the vicinity of the San Jose Metropolitan area. The remaining properties are located in the hillside area adjacent to our watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns the following properties:

Description	Approximate Acreage	Location	Approximate Square Footage
Entitled land use as parking lot	8	Adjacent to SJW Corp.’s headquarters, San Jose, California	N/A
Three commercial buildings	2	San Jose Metropolitan, California	50,000
Two warehouses	25	Florida and Connecticut	317,000
Retail building	2	Texas	14,000
Warehouse building	11	Arizona	176,000
Undeveloped land	5	San Jose, California	N/A

The majority of the land adjacent to San Jose Water Company’s headquarters is used as surface parking facilities. On May 3, 2005, SJW Land Company announced that in 2004 it had received from the City of San Jose City Council zoning approval for the planned development for eight acres of the Delmas property which would allow the development of approximately 325 high-rise residential units with 5,000 to 15,000 square feet of ground level retail over 2.5 acres of land, and approximately one million square feet of commercial real estate with 15,000 to 50,000 square feet of ground level retail over 5.5 acres of land. On April 17, 2006, Adobe Systems Incorporated agreed to purchase the aforementioned 5.5 acres for a total purchase price of approximately $25,000,000. (see Note 10).

The California properties include a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a Variable Interest Entity within the scope of FIN 46R, and as a result, it has been consolidated with SJW Land Company.

Crystal Choice Water Service LLC, a subsidiary 75% owned by SJW Corp., engages in the sale and rental of water conditioning and purification equipment.

In the third quarter of 2005, SJW Corp. formed a Texas corporation, SJWTX Water, Inc. doing business as Canyon Lake Water Service Company (“CLWSC”). On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC provides service to 7,122 connections that serve approximately 22,000 residents in a service area comprising more than 320 square miles in the rapidly growing region between San Antonio and Austin, Texas.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of June 30, 2006.

Business Strategy:

SJW Corp. focuses its business initiatives in four strategic areas:

(1)            Regional regulated utility operations in the San Jose metropolitan area.

(2)            Regional nonregulated water and utility related services provided in accordance with the guidelines established by the California Public Utilities Commission (“CPUC”).

(3)            Real estate development and investment activities in SJW Land Company.

(4)            Out-of-region water and utility related services, primarily in the Western United States.

Regional Regulated Activities

SJW Corp.’s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary that provides water service to the greater metropolitan San Jose area. SJW Corp. effectively plans and applies a diligent and disciplined approach to improving and maintaining its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

Real Estate Development and Investment

SJW Land Company’s real estate investments diversifies SJW Corp.’s asset base and balances SJW Corp.’s concentration in regulated assets. SJW Land Company implements its strategy by exchanging selected real estate assets for relatively low risk investments with a capital structure and risk and return profile that is consistent with SJW Corp.’s consolidated capital structure and risk and return profile.

Out-of-Region Opportunities

SJW Corp. is also pursuing opportunities to participate in out-of-region water and utility related services, particularly regulated water businesses, in the Western United States. SJW Corp. systematically evaluates out-of-region and out-of-state opportunities that meet SJW Corp.’s risk and return profile.

The factors SJW Corp. considers in evaluating such opportunities include:

•                  regulatory environment;

•                  synergy potential;

•                  general economic conditions;

•                  potential profitability;

•                  additional growth opportunities within the region;

•                  water quality and environmental issues; and

•                  capital requirements.

SJW Corp. cannot be certain it will be successful in consummating any transactions relating to such opportunities. In addition, any transaction will involve numerous risks. These include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities of the acquired assets, the risk of diverting management’s attention from normal daily operations of the business, negative impact to SJW Corp.’s financial condition and operating results, the risks of entering markets in which it has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

Critical Accounting Policies:

SJW Corp. has identified the accounting policies below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on SJW Corp.’s business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect SJW Corp.’s reported and expected financial results. SJW Corp.’s critical accounting policies are as follows:

Balancing Account

The CPUC has established the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power, and pump tax. Since balances are tracked and subject to approval by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. The balance of the balancing account varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection. Had the balancing account been recognized in San Jose Water Company’s financial statements, San Jose Water Company’s retained earnings would be decreased by the amount of balancing account over-collection, as the case may be, or increased by the amount of balancing account under-collection, less applicable taxes.

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition”.

Metered revenue of San Jose Water Company and Canyon Lake Water Service Company (“Water Utility Services”) include billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services reads its customers’ meters on a monthly and bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers’ consumption changes, and Water Utility Service’s experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revisions to the Water Utility Services estimates are determined. As of June 30, 2006, and December 31, 2005, accrued unbilled revenue was $15,816,000 and $8,706,000, respectively. Unaccounted-for water for June 30, 2006 and 2005 approximated 6.1% and 6.2%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Service Group’s unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition”, when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services have been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management’s judgment that it is probable that the costs will be recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in the future for ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance has been recognized as of June 30, 2006, and December 31, 2005. The net regulatory assets recorded by San Jose Water Company as of June 30, 2006, and December 31, 2005, was $13,119,000 and $13,037,000, respectively.

Income Taxes

SJW Corp. estimates its federal and state income taxes as part of the process of preparing the consolidated financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes, including the evaluation of the treatment acceptable in the water utility industry and its regulatory agency. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. If actual results, due to changes in regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, differ materially from these estimates, the provision for income taxes will be materially impacted. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Pension Accounting

San Jose Water Company offers a defined benefit plan, Supplemental Executive Retirement Plan and certain post-retirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other post-retirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the employees, mortality, turnover, and medical cost increases.

San Jose Water Company, through its Retirement Plan Administrative Committee (the “Committee”) managed by representatives from the unions and management, establishes investment guidelines which specify that approximately 30% of the investments are in bonds or cash and the remaining 70% in equity securities. As of December 31, 2005, the plan assets consist of approximately 22% bonds, 5% cash, and 73% equities. The Committee requires that equities be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of eight percent (8%) in its actuarial computation. The distribution of assets is not considered highly volatile and sensitive to changes in market rates and prices. Furthermore, foreign assets are not included in the investment profile and thus risk related to foreign exchange fluctuation has been eliminated.

The plan assets are marked to market at the measurement date. The investment trust assets incurred unrealized market losses in years prior to 2004. Unrealized market losses on pension assets are amortized over 14 years for actuarial expense calculation purposes.

San Jose Water Company utilizes Moody’s ‘A’ and ‘Aa’ rated bonds in industrial, utility, and financial sectors with outstanding amounts of $1,000,000 or more in determining the discount rate used in calculating the pension and other post-retirement benefit liabilities at the measurement date. For the year ending December 31, 2005, the composite discount rate used was 5.75%.

Canyon Lake Water Service Company employees participate in a simple IRA plan managed through a financial management group. The financial management group provides all the administration, recordkeeping, and educational services for all the Canyon Lake Water Service Company eligible employees. The investment decision is the responsibility of the employee.

Stock Based Compensation Plans

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

Consolidation Policy of Majority-Owned Enterprises

SJW Corp. consolidates its 75% controlling interest of Crystal Choice Water Service LLC in its Financial Statement with the 25% minority interest included as “other” in the Consolidated Statements of Income and Comprehensive Income and in “other noncurrent liabilities” on the Balance Sheet. As a result of adopting FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities”, SJW Corp. consolidates its 70% limited partnership interest in 444 West Santa Clara Street, L.P. with the 30% minority interest included as “other” in the Consolidated Statements of Income and Comprehensive Income and in “other noncurrent liabilities” on the Balance Sheet. SJW Corp. consolidates its 95% controlling interest of Canyon Lake Water Service Company in its Financial Statement with the 5% minority interest included as “other” in the Consolidated Statements of Income and Comprehensive Income and in “other noncurrent liabilities” on the Balance Sheet.

Recognition of Gain/Loss on Nonutility Property

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

Nonutility property in San Jose Water Company is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790. Nonutility property in SJW Land Company and Crystal Choice Water Service LLC consists primarily of land, buildings, parking facilities, and water conditioning equipment. Net gains or losses from the sale of nonutility property are recorded as a component of other income (expense) in the consolidated statement of income and comprehensive income.

Recent Accounting Pronouncements:

Effective January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, as discussed in Item 1, Note 2 of SJW Corp.’s accompanying consolidated financial statements.

Liquidity And Capital Resources:

San Jose Water Company’s budgeted capital expenditures for 2006, exclusive of capital expenditures financed by customer contributions and advances, are $39,950,000 with capital expenditures concentrated in water main replacements. Approximately $18,000,000 will be spent to replace San Jose Water Company’s mains in 2006. Year to date capital expenditures as of June 30, 2006, approximate $20,533,000.

San Jose Water Company’s capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. San Jose Water Company expects to incur approximately $187,000,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining existing water systems, over the next five years, exclusive of customer contributions and advances. San Jose Water Company’s actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to the utility plants normally exceed company-financed additions by several million dollars as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

Canyon Lake Water Service Company’s budgeted capital expenditures for 2006 are approximately $6,000,000 which is concentrated in various treatment plants to meet SWDA requirements.

As of June 30, 2006, SJW Corp.’s share of capital investment in Crystal Choice Water Service LLC approximated 75%. SJW Corp. does not expect to make significant cash contributions to Crystal Choice Water Service LLC, in 2006.

Historically, the Water Utility Service’s write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Sources Of Capital:

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of June 30, 2006, San Jose Water Company’s funded debt and equity were 46% and 54%, respectively.

Historically, San Jose Water Company’s internally generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the cash requirements for San Jose Water Company’s capital expenditures. Funding for its future capital expenditure program will be provided through internally generated funds and long-term debt. San Jose Water Company and its parent, SJW Corp., do not currently anticipate the issuance of any equity to finance future capital expenditures.

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of June 30, 2006. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12 calendar month period would be less than 175% of interest charges. As of June 30, 2006, San Jose Water Company’s funded debt was 46% of total capitalization and the net income for the preceding 12 months was 505% of interest charges.

San Jose Water Company has a $2,007,000 loan from the Safe Drinking Water State Revolving Fund (“SDWSRF”) which requires semi-annual payments. San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000,000 in support of this loan. In 2004, the California Department of Water Resources approved San Jose Water Company’s application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of 20-years at an interest rate of 2.60%. These funds will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2006, when all documentation has been completed.

In June 2006, SJW Land Company purchased a warehouse property located in Phoenix, Arizona with condemnation proceeds of approximately $8,779,000 from a nonutility property condemnation that occurred in the fourth quarter of 2004, in order to qualify the transaction under Internal Revenue Code Section 1033. The total purchase price of the replacement property is approximately $12,450,000 and

SJW Land Company also borrowed approximately $3,825,000 in connection with the purchase. The property is leased to a multinational company for 13 years.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $30,000,000 at rates that approximate the bank’s prime or reference rate.  At June 30, 2006, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $7,000,000.  Cost of borrowing averaged 6.33% for the first six months of 2006.  The lines of credit will expire on June 1, 2008.  SJW Corp. and its subsidiaries intend to issue senior notes in the third and fourth quarter of 2006.  Proceeds from the sale of the notes will be used to finance the company’s capital budget programs and repay the line of credit.

Results Of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended June 30, 2006, was $6,471,000, an increase of $756,000, or 13%, from $5,715,000 in the second quarter of 2005. For the six months ended June 30, 2006, earnings was $10,674,000, an increase of $2,278,000, or 27%, from $8,396,000 for the same period in 2005.

Operating Revenue

	Operating Revenue by Subsidiary
	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands)
San Jose Water Company	$46,066	43,717	$78,451	75,893
SJW Land Company	1,004	770	2,035	1,564
Crystal Choice Water Service LLC	330	312	656	649
Canyon Lake Water Service Company	473	-	473	-
	$47,873	44,799	$81,615	78,106

The change in consolidated operating revenue was due to the following factors:

	Three Months Ended		Six Months Ended
	June 30 2006 vs. 2005		June 30 2006 vs. 2005
	Increase/(decrease)		Increase/(decrease)
	(in thousands)
Utility:
Consumption changes	$1,362	3%	$1,088	1%
New customers increase	764	2%	973	1%
Rate increases	696	1%	970	1%
Parking and others	233	1%	470	1%
Crystal Choice Water Service LLC	19	-	8	-
	$3,074	7%	$3,509	4%

The acquisition of CLWSC on May 31, 2006, contributed $473,000 to SJW Corp.’s new customer revenue in the second quarter of 2006.

Operating Expenses

	Operating Expenses by Subsidiary
	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands)
San Jose Water Company	$37,718	35,978	$65,475	63,364
SJW Land Company	610	450	1,215	947
Crystal Choice Water Service LLC	428	341	812	771
SJW Corp.	127	194	342	308
Canyon Lake Water Service Company	353	-	353	-
	$39,236	36,963	$68,197	65,390

The change in operating expenses from the same period in 2005 was due to the following factors:

	Three Months Ended			Six Months Ended
	June 30 2006 vs. 2005			June 30 2006 vs. 2005
	Increase/(decrease)			Increase/(decrease)
	(in thousands)

Water production costs:
Increased use of surface water supply	$(235)	(1%	)	$(1,630)	(2%	)
Usage and new customers	721	2%		808	1%
Pump tax and purchased water price increase	495	1%		836	1%
Other	55	-		79	-
Total water production costs	1,036	2%		93	-

Nonwater production costs:
Administrative and general	(91)	-		451	1%
Other operating expense	299	1%		768	1%
Maintenance	(19)	-		247	-
Property taxes and other nonincome taxes	28	-		87	-
Depreciation and amortization	423	1%		590	1%
Total nonwater production costs	640	2%		2,143	3%

Income taxes	597	2%		571	1%
Total operating expenses	$2,273	6%		$2,807	4%

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water and its availability will significantly impact the water production costs of San Jose Water Company.

Canyon Lake Water Service Company’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by groundwater pumped from wells.

Water production for the three months and six months ended June 30, 2006, increased 518 million gallons and 491 million gallons, respectively, from the same period in 2005. During these periods, more surface and ground water was used when compared to the same period in 2005.

The change in the Water Utility Service’s source of supply mix was as follows:

	Three Months Ended		Six Months Ended
	June 30 2006 vs. 2005		June 30 2006 vs. 2005
	Increase/(decrease)		Increase/(decrease)
	(in million gallons)
Purchased water	(514)	(4%)	(987)	(5%)
Surface water	222	2%	1,114	6%
Ground water	803	6%	361	2%
Reclaimed water	7	-	3	-
	518	4%	491	3%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Quarterly operating expenses for the second quarter of 2006, excluding water production costs and income taxes, increased $640,000 from 2005. The increase consisted principally of $423,000 in depreciation expense, $299,000 in other operating expenses, and $28,000 property taxes and other. The increase was partially offset by a decrease of $91,000 in general and administrative costs, and $19,000 in maintenance costs. The decrease in general and administrative costs is due to a change in employee benefit costs.

Income tax expense for the second quarter and six months ended June 30, 2006, increased by $597,000 and $571,000, respectively, over the same periods in 2005 due to higher earnings in 2006. The effective income tax rates for the periods ended June 30, 2006 and 2005 approximated 41%.

The changes in comprehensive income for the three and six months ended June 30, 2006, and 2005 were due to the changes in market value of the investment in California Water Service Group.

Factors That May Affect Future Results:

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from wells, groundwater, watershed run-off and diversion, surface water, and by import water purchases from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2006 remains slightly higher than the 30-year normal level.

On July 3, 2006, the SCVWD’s 10 reservoirs were 85% full with 143,532 acre-feet of water in storage. The rainfall in the season commencing July 1, 2005, was approximately 133.5% of historical season average.

Rainfall at San Jose Water Company’s Lake Elsman was measured at 61.9 inches for the season of July 1, 2005 through June 30, 2006, which is approximately 139% of the five-year average. Local surface water is a less costly source of water and its availability significantly impacts San Jose Water Company’s results of operations.

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

CLWSC has two long-term contracts with the Guadalupe-Blanco River Authority (“GBRA”). The terms of the two agreements expire in 2044 and 2050. The two agreements provide CLWSC with 4,000 acre-feet of water from Canyon Lake at prices to be adjusted periodically by the GBRA.

Security Issues

San Jose Water Company has taken steps to increase security at its water utility facilities and continues to implement a comprehensive security upgrade program for production and storage facilities, booster pump stations, and company buildings. San Jose Water Company also coordinates security and planning information with eight other large regional water utilities within the San Francisco Bay area, as well as various governmental and law enforcement agencies.

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations that Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety, and continuity of service totaling approximately $2,300,000. San Jose Water Company is completing the final implementation of security related capital improvements and as of June 30, 2006, $2,255,000 has been incurred to date on this project. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.

Regulatory Affairs

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a reasonable return on common equity. The timing of rate decisions could have an impact on the results of operations.

On August 19, 2004, the CPUC issued San Jose Water Company’s most recent General Rate Case decision (D.04-08-054). The decision granted San Jose Water Company authority to increase rates by $11,773,000 or 8.00% in 2004, $4,283,000 or 2.69% in 2005, and $4,245,000 or 2.59% in 2006. The authorized return on common equity in 2004, 2005, and 2006 is 9.90%, which is within the range of rates of return authorized by the CPUC for water utilities at the time.

Pursuant to this general rate case decision, on January 1, 2006, San Jose Water Company was authorized a revenue increase of $4,245,000, or about 2.59%, designed to recover projected operating cost increases for 2006. Also pursuant to D.04-08-054, on February 16, 2006, the CPUC authorized an $863,000 revenue increase to recover additional plant additions originally authorized in D.04-08-054. Finally, on March 3, 2006, the CPUC authorized the implementation of a customer surcharge to fund the repayment of a 20-year, $2 million loan under the SDWSRF program used to finance water quality improvements in the water system.

As required by Public Utilities Code Section 455.2, on February 15, 2006, San Jose Water Company filed a General Rate Case Application requesting rate increases of $14,646,000 or 8.54% in 2007, $5,196,000 or 2.78% in 2008, and $6,246,000 or 3.26% in 2009. San Jose Water Company has also requested recovery of $451,000 from its various balancing and memorandum accounts via customer surcharges. San Jose Water Company is proposing this increase due to escalating operating expenses as well as significant capital expenditures over the next several years. A CPUC decision regarding San Jose Water Company’s General Rate Case Application is expected to be issued in late 2006.

CLWSC is expected to file its first rate case in 2007 with the Texas Commission on Environmental Quality with a decision expected in the fall of 2007. As part of the acquisition agreement, CLWSC implemented a two-year rate freeze from November 2005 until October 2007.

Balancing Account Recovery Procedures

On March 16, 2004, the CPUC affirmed its June 19, 2003 decision (D.03-06-072), in which the CPUC revised the existing procedures for recovery of under-collections and over-collections in balancing accounts existing on or after November 29, 2001, as follows: (1) If a utility is within its rate case cycle and is not over-earning, the utility shall recover its balancing account subject to reasonableness review; and (2) If a utility is either within or outside of its rate case cycle and is over-earning, the over-earnings will be used as a measure by which recovery of offset expenses in the balancing account will be reduced. For example, if the amount of the over-earning is equal to or exceeds the amount of offset expenses to be recovered in the balancing account, those expenses shall be reduced to zero. Any offset expenses accumulated in the balancing account would be amortized as other expenses and any offset revenues collected in the balancing account would be returned to ratepayers. Utilities shall use the recorded rate of return means test to evaluate earnings for all years. The expenses used in this earnings test shall be adjusted for any “extraordinary” expenses and revenue shall be adjusted for any “extraordinary” revenue. The earnings test will use recorded rate base. Utilities must file for recovery of the balancing account balances before March 31 of every year.

Subsequently, on September 9, 2003, and March 30, 2004, San Jose Water Company filed two compliance filings requesting CPUC review of the balancing account over-collected balance of approximately $382,000, accrued between November 29, 2001, and December 31, 2003. On June 15, 2004, the CPUC notified San Jose Water Company that the over-collected balances had been verified and should be carried forward to the next review period. As of June 30, 2006, and December 31, 2005, the approved balance is an over-collection of $413,000 and $403,000, respectively, including interest on the approved amounts.

On March 30, 2005, San Jose Water Company filed a compliance filing requesting the CPUC review of the balancing account under-collected balance of approximately $999,000, accrued between January 1, 2004, and December 31, 2004. On June 24, 2005, San Jose Water Company filed a supplemental compliance filing revising the under-collected balance to approximately $760,000. On October 27, 2005, the CPUC notified San Jose Water Company that the under-collected balance had been verified and should be carried forward to the next review period. As of June 30, 2006, and December 31, 2005, the approved balance is an under-collection of $805,000 and $786,000, respectively, including interest on the approved amounts.

In March 2006, the CPUC’s Executive Director granted all water utilities a 90-Day Extension for compliance filings requesting the CPUC’s review of the balances accrued in the Memorandum Type Balancing Account during 2005. This extension was granted while the CPUC reconsidered the balancing account review process. Ultimately, the CPUC ruled that all current and future Memorandum Type Balancing account balances for water utilities shall be reviewed in each company’s General Rate Case. Thus, the next review for San Jose Water Company will not take place until San Jose Water Company files its next General Rate Case in 2009.

As of June 30, 2006, and December 31, 2005, the total accrued balance in San Jose Water Company’s Memorandum Type Balancing Account for the period January 1 through December 31, 2005, was an over-collection of $143,000 and $139,000, respectively, including interest.

The following is a summary of the balancing account and the memorandum type balancing account:

	June 30, 2006	December 31, 2005
Approved under/(over)-collected balancing account 11/29/01 to 12/31/03, including interest	$(413)	$(403)
Approved under-collected balancing account 1/1/2004 to 12/31/2004, including interest	805	786
Over-collected Memorandum Type Balancing Account 1/1/2005 to 12/31/2005, Including interest	(143)	(139)
Over-collected Memorandum Type Balancing Account 1/1/2006 to 6/30/2006	(381)	0
Net under-collected balancing account	$(132)	$244

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

SJW Corp. has no material derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to change in market rates and prices.

ITEM 4.   CONTROLS AND PROCEDURES

SJW Corp.’s management, with the participation of the SJW Corp.’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SJW Corp.’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in internal control over financial reporting during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.’s financial position, results of operations or cash flows.

ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2006 Annual Meeting of Shareholders of SJW Corp. held on April 27, 2006, an amendment to the Long-Term Incentive Plan was approved, nine individuals listed below were elected to the Board of Directors and the appointment of KPMG LLP as independent auditors for 2006 was ratified by the following votes:

Proposal 1:   Election of Directors.

Name of Director	In Favor	Withheld
Mark L. Cali	15,772,314	149,202
J. Philip DiNapoli	15,809,528	111,988
Drew Gibson	15,778,766	142,750
Douglas King	15,820,874	100,642
George E. Moss	15,767,156	154,360
W. Richard Roth	15,822,964	98,552
Charles J. Toeniskoetter	15,619,668	301,848
Frederick R. Ulrich, Jr.	15,780,762	140,754
Robert A. Van Valer	15,821,204	100,312

Proposal 2:   Long-Term Incentive Plan Amendment:

In Favor	Against	Abstain	Broker Non-Votes
12,051,598	1,091,932	511,400	2,271,866

Proposal 3:   Ratification of Appointment of Independent Auditors for 2006:

In Favor	Against	Abstain	Broker Non-Votes
15,803,060	93,666	24,788	5,282

ITEM 5.   OTHER INFORMATION

On July 27, 2006, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.14125 per common share. The dividend will be paid September 1, 2006, to shareholders of record as of the close of business on August 7, 2006.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: AUGUST 4, 2006	By	/S/ ANGELA YIP
ANGELA YIP
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1

Amendment to the Long-Term Incentive Plan, as adopted by the shareholders of SJW Corp. on April 27, 2006. Incorporated by reference to Appendix B to the Proxy Statement filed by the registrant with the SEC on March 13, 2006.

10.2

SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective as of June 1, 2006. Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K as filed with the SEC on June 2, 2006.

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