Form 10-Q
period 2006-09-30
SJW CORP
filed 2006-11-03
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006
Commission file number	1-8966

SJW Corp.

(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

374 West Santa Clara Street, San Jose, CA	95113
(Address of principal executive offices)	(Zip Code)

408-279-7800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer   ☐  Accelerated filer  ☒   Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of November 1, 2006 are 18,280,646.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except share and per share data)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30
	2006	2005	2006	2005
OPERATING REVENUE	$63,119	58,469	$144,734	136,575
OPERATING EXPENSES
Operation:
Purchased water	16,067	15,512	34,233	34,431
Power	2,415	1,872	4,137	3,392
Ground water extraction charges	8,023	7,285	14,527	13,145
Administrative and general	5,632	5,311	15,670	14,899
Other	3,709	3,701	11,084	10,308
Maintenance	2,680	2,252	7,308	6,633
Property taxes and other nonincome taxes	1,565	1,476	4,414	4,238
Depreciation and amortization	5,508	5,042	15,984	14,928
Income taxes	6,119	5,755	12,558	11,622
Total operating expenses	51,718	48,206	119,915	113,596
OPERATING INCOME	11,401	10,263	24,819	22,979
Interest on senior notes	(2,222)	(2,382)	(6,837)	(7,155)
Mortgage and other interest expense	(161)	(238)	(700)	(687)
Dividend income	317	313	949	940
Sale of nonutility property, net of taxes of $1,056 for 2006 and $761 for 2005	-	1,095	1,535	1,095
Other, net	(477)	176	(234)	451
NET INCOME	$8,858	9,227	$19,532	17,623
Other comprehensive income (loss):
Unrealized income (loss) on investment	$1,309	4,026	$(1,430)	3,905
Income tax benefit (provision)	(537)	(1,651)	586	(1,601)
Other comprehensive income (loss), net	772	2,375	(844)	2,304
COMPREHENSIVE INCOME	$9,630	11,602	$18,688	19,927
EARNINGS PER SHARE
Basic	$0.48	0.51	$1.07	0.97
Diluted	$0.48	0.50	$1.05	0.96
DIVIDENDS PER SHARE	$0.14	0.13	$0.42	0.40
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,277,728	18,270,882	18,273,558	18,271,420
Diluted	18,558,508	18,500,982	18,539,781	18,469,448

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	SEPTEMBER 30	DECEMBER 31
	2006	2005
ASSETS
Utility Plant:
Land	$4,719	1,735
Depreciable plant and equipment	699,758	648,931
Construction in progress	18,584	5,611
Intangible assets	7,840	7,840

Total utility plant	730,901	664,117

Less accumulated depreciation and amortization	231,641	208,909

Net utility plant	499,260	455,208

Nonutility property	48,040	38,720
Less accumulated depreciation	3,998	3,870

Net nonutility property	44,042	34,850

CURRENT ASSETS:
Cash and equivalents	2,896	9,398
Accounts receivable:
Customers, net of allowances for uncollectible accounts	13,952	9,701
Other	731	1,444
Unbilled utility revenue	18,054	8,706
Long-lived assets held-for-sale	2,738	149
Materials and supplies	653	624
Prepaid expenses	1,986	1,670

Total current assets	41,010	31,692

OTHER ASSETS:
Investment in California Water Service Group	40,621	42,051
Unamortized debt issuance and reacquisition costs	3,007	3,131
Regulatory assets	13,119	13,037
Intangible pension asset	3,953	3,953
Other	3,374	3,787

Total other assets	64,074	65,959

	$648,386	587,709

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	SEPTEMBER 30	DECEMBER 31
	2006	2005
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common stock	$9,521	9,516
Additional paid-in capital	16,166	15,368
Retained earnings	172,208	160,588
Accumulated other comprehensive income	9,592	10,436

Total shareholders’ equity	207,487	195,908

Long-term debt, less current portion	148,692	145,281

Total capitalization	356,179	341,189

CURRENT LIABILITIES:
Line of credit	28,000	—
Current portion of long-term debt	494	332
Accrued ground water extraction charges and purchased water	7,424	3,985
Purchased power	880	804
Accounts payable	9,374	5,120
Accrued interest	2,429	3,618
Accrued taxes	5,181	1,619
Accrued payroll	1,909	1,526
Work order deposit	430	486
Other current liabilities	4,107	3,454

Total current liabilities	60,228	20,944

DEFERRED INCOME TAXES	51,794	52,246
UNAMORTIZED INVESTMENT TAX CREDITS	1,809	1,854
ADVANCES FOR CONSTRUCTION	69,668	69,964
CONTRIBUTIONS IN AID OF CONSTRUCTION	92,610	84,271
DEFERRED REVENUE	1,269	1,273
POSTRETIREMENT BENEFIT PLANS	11,385	13,213
OTHER NONCURRENT LIABILITIES	3,444	2,755

	$648,386	587,709

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30
	2006	2005
OPERATING ACTIVITIES:
Net income	$19,532	17,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,984	14,928
Deferred income taxes	(1,483)	497
Stock based compensation	790	963
Gain on sale of nonutility property, net of taxes	(1,535)	(1,095)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(12,351)	(16,697)
Accounts payable, purchased power and other current liabilities	4,547	6,152
Accrued ground water extraction charges and purchased water	3,439	3,161
Accrued taxes	3,491	3,767
Accrued interest	(1,189)	(1,416)
Accrued payroll	383	257
Work order deposits	(56)	(301)
Prepaid expenses and materials and supplies	(344)	(812)
Deferred revenue	(3)	4
Other noncurrent assets and noncurrent liabilities	(402)	164
Other changes, net	936	777

NET CASH PROVIDED BY OPERATING ACTIVITIES	31,739	27,972

INVESTING ACTIVITIES:
Additions to utility plant	(45,619)	(33,845)
Additions to nonutility property	(12,630)	(322)
Cost to retire utility plant, net of salvage	(599)	(89)
Proceeds from sale of nonutility property	2,739	3,414
Cash acquired from the acquisition of Canyon Lake Water Supply Corporation, net of payments made for the acquisition	4,083	-

NET CASH USED IN INVESTING ACTIVITIES	(52,026)	(30,842)

FINANCING ACTIVITIES:
Discharge of Canyon Lake Water Supply Corporation bonds	(19,951)	-
Borrowings from line of credit	29,500	-
Repayments of line of credit	(1,500)
Long-term borrowings	3,854	1,953
Repayments of long-term borrowings	(280)	(204)
Stock buyback	-	(185)
Dividends paid	(7,744)	(7,332)
Exercise of stock options	10	16
Receipts of advances and contributions in aid of construction	11,409	10,364
Refunds of advances for construction	(1,513)	(1,489)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,785	3,123
NET CHANGE IN CASH AND EQUIVALENTS	(6,502)	253

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	9,398	10,899

CASH AND EQUIVALENTS, END OF PERIOD	$2,896	11,152
Cash paid during the period for:
Interest	$9,308	9,284
Income taxes	10,907	9,551

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options, deferred restricted common stock awards and awards granted under the Employee Stock Purchase Plan granted under SJW Corp.’s Long-Term Incentive Plan (the “Incentive Plan”) and income available to common shareholders.

For the three months ended September 30, 2006 and 2005, the basic weighted average number of common shares was 18,277,728 and 18,270,882, respectively. For the nine months ended September 30, 2006 and 2005, the basic weighted average number of common shares was 18,273,558 and 18,271,420, respectively. For the three months ended September 30, 2006 and 2005, the diluted weighted average number of common shares was 18,558,508 and 18,500,982, respectively. For the nine months ended September 30, 2006 and 2005, the diluted weighted average number of common shares was 18,539,781 and 18,469,448, respectively.  For the three and nine months ended September 30, 2006, 28,164 option share equivalents were excluded from the dilutive calculation because they were anti-dilutive.

Note 2.   Long-Term Incentive Plan

Common Shares

SJW Corp. has a Long-Term Stock Incentive Plan (the Incentive Plan), which has 1,800,000 common shares reserved for issuance. The Incentive Plan includes terms allowing non-employee directors to receive awards, authorizing the plan administrator to grant stock appreciation rights, and listing the performance criteria for performance shares. The Incentive Plan allows SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. A participant in the Incentive Plan generally may not receive Incentive Plan awards covering an aggregate of more than 600,000 common shares in any calendar year. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. In addition, shares are issued under the Employee Stock Purchase Plan (ESPP). As of September 30, 2006, 18,878 shares have been issued pursuant to the Incentive Plan, and 396,880 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units. The remaining shares available for issuance under the Incentive Plan are 1,384,242. The total compensation cost charged to income under the Incentive Plan for the three and nine months ended September 30, 2006, was $138,000 and $522,000, respectively, and for the three and nine months ended September 30, 2005, was $313,000 and $930,000, respectively. The total benefit, including non-employee directors’ converted post-retirement benefits, recorded in shareholders’ equity under the Incentive Plan for the three and nine months ended September 30, 2006, was $82,000 and $551,000, respectively, and for the three and nine months ended September 30, 2005, was $263,000, and $963,000, respectively.

Stock Options

At the beginning of 2006, SJW Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (Statement 123R), for all existing and new share based compensation plans in accordance with the modified prospective transition method. Previously, SJW Corp. followed SFAS 123, Accounting for Stock Based Compensation (Statement 123), in accounting for its share-based compensation plans. To estimate the fair value of options at grant date as the basis for the stock based compensation awards, SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Further, as required under Statement 123R, SJW Corp. now estimates forfeitures for the share based awards that are not expected to vest. Changes in these inputs and assumptions can affect the measure of estimated fair value of our share based compensation. The weighted average assumptions utilized include:

	2006	2005	2004
Expected dividend yield	N/A	2.6%	3.3%
Expected volatility	N/A	24.3%	23.6%
Risk-free interest rate	N/A	3.67%	3.22%
Expected holding period in years	N/A	5.0	5.0

Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% rate on each annual date over four years and are exercisable over a ten year period. No options were granted during the nine month period ending September 30, 2006, and 57,484 shares were granted during the nine month period ending September 30, 2005, out of which 836 shares were forfeited due to an employee’s employment termination with SJW Corp. in December 2005. The remaining forfeited shares of 1,066 were granted in 2003 and 2004 and relate to the same termination. During the nine months ended September 30, 2006, 796 option shares and 20 shares from vested dividend equivalent rights were exercised. 1,060 shares were exercised during the nine months ended September 30, 2005. For the nine months ended September 30, 2006, total cash received on exercise of options amounted to $15,000 and the tax benefit realized from stock options exercised amounted to $3,000. Shares subject to outstanding options under the Incentive Plan were 163,204 and 165,902 as of September 30, 2006, and September 30, 2005, respectively.

For the three and nine month period ended September 30, 2006, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. SJW Corp. has recognized share based compensation expense for the stock options granted under the Incentive Plan of $33,000 and $98,000, respectively, for the three and nine months ended September 30, 2006, and $31,000 and $88,000, respectively, for the three and nine months ended September 30, 2005.

Stock Options

	Shares	Weighted Average Exercise Price	Weighted Average remaining life in years	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	165,902	$16.38	8.20	$1,056,796
Granted	-	-	-	-
Exercised	(530)	$14.42	-	-
Forfeited	(1,902)	-	-	-
Outstanding as of March 31, 2006	163,470	$16.39	7.92	$1,710,690
Granted	-	-	-	-
Exercised	(266)	14.00	-	-
Forfeited	-		-	-
Outstanding as of June 30, 2006	163,204	$16.39	7.68	$1,478,787
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of September 30, 2006	163,204	$16.39	7.42	$2,206,677
Options exercisable at September 30, 2006	80,838	$15.34	7.11	$1,177,801
Range of exercise prices		$14.00—27.69
Weighted-average fair value of options granted during the year	-	-	-	-

A summary of the status of SJW Corp.’s nonvested stock options as of September 30, 2006 and changes during the nine month period ended September 30, 2006, are presented below:

	Shares	Weighted Grant-Date Fair Value
Nonvested as of January 1, 2006	125,540	$2.02
Granted	-	-
Vested	(23,445)	$1.41
Forfeited	(1,902)	$1.46
Nonvested as of March 31, 2006	100,193	$2.17
Granted	-	-
Vested	(14,327)	$2.69
Forfeited	-	-
Nonvested as of June 30, 2006	85,866	$2.08
Granted	-	-
Vested	(3,500)	$5.31
Forfeited	-	-
Nonvested as of September 30, 2006	82,366	$1.95

As of September 30, 2006, total unrecognized compensation costs related to stock options amounted to $206,000. These costs are expected to be recognized over a weighted-average period of 1.58 years.

Restricted Stock and Deferred Restricted Stock Plans

On January 30, 2006, restricted stock units for 14,000 shares of common stock were granted to a key employee of SJW Corp., which vest over a period of four years, as services are rendered. The restricted stock units were valued at a market price of $25.29 per share at the date of grant and will be recognized as share based compensation expense over the vesting period. SJW Corp. has recorded $22,000 and $59,000, respectively, for the three and nine months ended September 30, 2006, as share based compensation expense for this grant.

On June 27, 2003, deferred restricted stock units for 83,340 shares of common stock were granted to a key employee of SJW Corp., which vested in December 2005 and are redeemable upon retirement. The deferred restricted stock units were valued at the market price of $14.05 per share at the date of the grant, which was recognized as stock compensation expense over the vesting period. As of September 30, 2006, the deferred restricted units were fully vested and no compensation expense was recognized in 2006. Compensation expense related to these deferred restricted stock units amounted to $117,000 and $351,000, respectively, for the three and nine months ended September 30, 2005. The final compensation expense for this grant was recognized in the quarter ended December 31, 2005.

SJW Corp. has (i) a Deferred Restricted Stock Program (“Stock Program”) for non-employee Board members whereby non-employee Board members were entitled in 2003 to elect to convert their existing cash pension benefits into deferred restricted stock units and whereby certain directors will receive annual grants of deferred restricted stock units, and (ii) a Deferral Election Program for non-employee Board members (“Deferral Program”) whereby non-employee Board members can elect to convert their annual retainer fees into deferred restricted stock units. The program has been amended as of June 1, 2006 to also include meeting fees earned for the 2007 calendar year to be deferred into deferred restricted stock units. The number of shares of each annual deferred restricted stock award is equal to the annual retainer fee as of the date of grant divided by (i) the fair market value of SJW

Corp.’s common stock on the date of grant under the Stock Program or (ii) the fair market value of SJW Corp.’s common stock as of the last business day of the year under the Deferral Program.

On September 1, 2003, deferred restricted stock units covering 111,048 shares were granted to non-employee Board members who elected to receive their existing and future cash pension benefits in deferred restricted stock awards under the Stock Program at the market price of $14.20 per share. With respect to the conversion of existing pension benefits, which were accrued before the grant date, 40,974 shares were fully vested at the time of grant and the remaining 70,074 shares vest over a period of three years when services are rendered. As of September 30, 2006, a total of 15,978 shares were issued pursuant to deferred restricted stock awards under the Stock Program to a retired non-employee Board member. As of September 30, 2006, total vested shares are 95,070. In accordance with Statement 123R, SJW Corp. has recognized share based compensation expense of $0 and $117,000, for the three and nine months ended September 30, 2006, and $87,000 and $262,000, respectively, for the three and nine months ended, September 30, 2005, related to deferred restricted stock awards under the Stock Program.  As of September 30, 2006, the deferred restricted units were fully vested and no compensation expense was recognized in the third quarter of 2006.

Directors who elected to convert their annual retainer fee receive deferred restricted stock units in an amount equal to the annual retainer fee divided by the fair market value of SJW Corp.’s common stock on the last business day before the date of grant. These deferred restricted stock units vest on a monthly basis over the annual period in which the retainer would have otherwise been earned.

In January 2006, deferred restricted stock units covering 4,744 shares were issued to the non-employee Board members who elected to convert their annual retainer fee at a conversion price of $22.75 per share under the Deferral Program. As of September 30, 2006 and 2005, SJW Corp. granted deferred restricted stock awards for 20,520 and 15,776 cumulative shares in lieu of cash retainer fees since its inception, respectively. SJW Corp. has recognized share based compensation expense of $27,000 and $81,000, respectively, for the three and nine months ended September 30, 2006, and $27,000 and $81,000, respectively, for the three and nine months ended September 30, 2005, related to deferred restricted stock awards granted to non-employee Board members in connection with their annual retainers.

Restricted and Deferred Restricted Stock

	Units	Weighted- Average Issue Price
Outstanding as of January 1, 2006	194,186	$14.28
Issued	18,744	$24.65
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2006	212,930	$15.19
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2006	212,930	$15.19
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2006	212,930	$15.19
Shares vested as of September 30, 2006	197,744	$14.43

A summary of the status of SJW Corp.’s nonvested restricted and deferred restricted stock plans as of September 30, 2006, and changes during the nine month period ended September 30, 2006, are presented below:

	Units	Weighted Grant-Date Fair Value
Nonvested as of January 1, 2006	49,677	$14.12
Granted	18,744	$24.65
Vested	(28,966)	$14.41
Nonvested as of March 31, 2006	39,455	$18.91
Granted	—	—
Vested	(23,083)	$14.64
Nonvested as of June 30, 2006	16,372	$24.92
Granted
Vested	(1,186)	$22.75
Nonvested as of September 30, 2006	15,186	$25.09

As of September 30, 2006, total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $322,000. These costs are expected to be recognized over a weighted-average period of 1.64 years.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation on dividend equivalent rights is recognized as a liability and recorded against retained earnings on the date dividends are issued. As of September 30, 2006 and 2005, a cumulative of 21,296 and 12,722 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively, and $168,000 and $147,000 related to dividend equivalent rights were accrued as a liability and recorded against retained earnings, respectively.

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

The ESPP allows employees to designate up to a maximum of ten percent (10%) of their base compensation, subject to certain restrictions, to purchase shares of common stock at 85% of the fair market value of shares on the purchase date. The first purchase interval in effect under the ESPP began on February 1, 2006, and ended on July 31, 2006.  The second purchase interval in effect under the ESPP began on August 1, 2006 and will end on January 31, 2007.  As of September 30, 2006, a total of 8,948 shares were issued under the ESPP for the first purchase period.  The ESPP has no look-back provisions. As of September 30, 2006, cash received from employees towards the ESPP amounted to $84,000.

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, for the three and nine months ended September 30, 2006, SJW Corp. recorded expense of $15,000 and $45,000, respectively, related to the ESPP.

As of September 30, 2006, total unrecognized compensation costs related to the second semi-annual offering period ending January 31, 2007, for the ESPP is approximately $29,000.  These costs are expected to be recognized during the fourth quarter of 2006 and first quarter of 2007.

Note 3.   Nonregulated Business

The business activities of SJW Corp. consist primarily of its subsidiaries, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (CPUC) that operates within a service area approved by the CPUC and Canyon Lake Water Service Company, which is regulated by the Texas Commission on Environmental Quality (see Note 9). Included in the total operating revenue and operating expense are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems, parking and lease operations of several commercial buildings and properties of SJW Land Company, and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service LLC. The following tables represent the distribution of the regulated and nonregulated business activities for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30 2006			Three Months Ended September 30 2005
	(in thousands)
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$60,287	$2,832	$63,119	$56,038	$2,431	$58,469
Expenses	49,530	2,188	51,718	46,133	2,073	48,206
Operating Income	$10,757	$644	$11,401	$9,905	$358	$10,263

	Nine Months Ended September 30 2006			Nine Months Ended September 30 2005
	(in thousands)
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$137,499	$7,235	$144,734	$130,310	$6,265	$136,575
Expenses	113,982	5,933	119,915	108,296	5,300	113,596
Operating Income	$23,517	$1,302	$24,819	$22,014	$965	$22,979

Note 4.   Nonutility Property

The major components of net nonutility property as of September 30, 2006, and December 31, 2005 are as follows:

	September 30 2006	December 31 2005
	(in thousands)
Land	$11,160	$9,907
Buildings and improvements	36,649	28,582
Intangibles	231	231
Sub-total	48,040	38,720
Less: accumulated depreciation and amortization	3,998	3,870
Total	$44,042	$34,850

Depreciation of nonutility property is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years.

Note 5.   Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan and Supplemental Executive Retirement Plan for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(in thousands)
Service cost	$571	513	$1,713	1,540
Interest cost	958	889	2,874	2,665
Other cost	413	341	1,239	1,022
Expected return on Assets	(769)	(706)	(2,307)	(2,117)
	$1,173	1,037	$3,519	3,110

As of September 30, 2006, SJW Corp. has contributed its 2006 contribution of $4,700,000 to the pension plan and plans to contribute its 2006 contribution of $343,000 to its other post-retirement plan in the fourth quarter of 2006.

Canyon Lake Water Service Company employees participate in a simple IRA plan managed through a financial management group. The financial management group provides all the administration, recordkeeping, and educational services for all the Canyon Lake Water Service Company eligible employees. The investment decision is the responsibility of the employee.

Note 6.   Segment Reporting

SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P., which operates parking facilities and commercial building rentals, (iii) Crystal Choice Water Service LLC, a business providing the sale and rental of water conditioning and purification equipment, and (iv) SJWTX Water, Inc. doing business as Canyon Lake Water Service Company, which purchased substantially all of the assets of Canyon Lake Water Supply Corporation on May 31, 2006 (see Note 9). In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility related services to its customers, provided through SJW Corp.’s subsidiaries, San Jose Water Company and Canyon Lake Water Service Company. The second segment is property management and investment activity conducted by SJW Land Company.

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

	Three Months Ended September 30 2006
	(in thousands)
	Water Utility	Real Estate	All	SJW
	Services	Activities	Other*	Corp.

Operating revenue	$61,803	$1,070	$246	$63,119
Operating expense	50,688	565	465	51,718
Net income	8,581	217	60	8,858
Depreciation and amortization	5,251	238	19	5,508
Interest expense	2,222	161	-	2,383
Income tax expense	6,063	168	(112)	6,119
Assets	$557,980	$47,323	$43,083	$648,386

	Three Months Ended September 30 2005
	(in thousands)
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.

Operating revenue	$57,387	$751	$331	$58,469
Operating expense	47,202	416	588	48,206
Net income	9,074	122	31	9,227
Depreciation and amortization	4,865	157	20	5,042
Interest expense	2,382	238	-	2,620
Income tax expense	5,796	77	(118)	5,755
Assets	$500,869	$39,247	$48,037	$588,153

	Nine Months Ended September 30 2006
	(in thousands)
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.
Operating revenue	$140,727	$3,105	$902	$144,734
Operating expense	116,515	1,780	1,620	119,915
Net income	18,599	972	(39)	19,532
Depreciation and amortization	15,323	602	59	15,984
Interest expense	6,837	700	-	7,537
Income tax expense	12,350	647	(439)	12,558
Assets	$557,980	$47,323	$43,083	$648,386

	Nine Months Ended September 30 2005
	(in thousands)
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.

Operating revenue	$133,280	$2,315	$980	$136,575
Operating expense	110,566	1,363	1,667	113,596
Net income	17,048	399	176	17,623
Depreciation and amortization	14,400	469	59	14,928
Interest expense	7,155	687	-	7,842
Income tax expense	11,568	343	(289)	11,622
Assets	$500,869	$39,247	$48,037	$588,153

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

Note 9.   Acquisitions

On May 31, 2006, SJWTX Water, Inc., a subsidiary of SJW Corp., acquired certain assets, properties and operations of Canyon Lake Water Supply Corporation, a Texas nonprofit water supply corporation. Subsequently, SJWTX Water, Inc., began operating under the name of Canyon Lake Water Service Company (CLWSC). In connection with the acquisition, CLWSC issued 3,000 shares as the company will pay a finder’s fee of approximately 5% of the equity of the CLWSC.

The total purchase price for the net assets of Canyon Lake Water Supply Corporation was approximately $5,523,000, in cash consideration, as of September 30, 2006, and included $3,200,000 paid to the members of Canyon Lake Water Supply Corporation, various closing costs, and costs incurred on the simultaneous discharge of approximately $19,900,000 of bonds issued by Canyon Lake Water Supply Corporation and owned by the Texas Water Development Board. Approximately $8,900,000 of restricted cash and sinking funds acquired from Canyon Lake Water Supply Corporation was utilized to discharge a portion of the bonds. SJW Corp. funded an additional $11,000,000 to pay off the debt. As a result of the preliminary acquisition allocation, CLWSC recorded a negative acquisition adjustment against the acquired long-lived assets (primarily plant) of approximately $5,400,000 as of the acquisition date. In accordance with Texas procedures, the allocation of purchase price to plant, which had a pre-adjusted carrying value of $20,900,000 at the date of acquisition, is subject to regulatory approval by the Texas Commission on Environmental Quality (TCEQ). CLWSC will be filing its first rate case with the TCEQ in 2007 to establish rates and rate base. A decision by the TCEQ is not expected until the fall of 2007. As a result, CLWSC will finalize its allocation of assets and liabilities from the business combination when the TCEQ renders a decision.

The Canyon Lake Water Supply Corporation assets acquired are being accounted for under the purchase method of accounting. Accordingly, the results of CLWSC are included in the consolidated financial statements of SJW Corp. from the acquisition date.

The following unaudited pro forma information is provided for the acquisition assuming it occurred as of December 31, 2004:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands, except per share data)
Operating Revenue	$63,119	59,867	$146,927	140,106
Net Income	8,858	9,278	19,192	17,475
Comprehensive Income	9,630	11,653	18,348	19,779
Earnings Per Share:
Basic	0.48	0.51	1.05	0.96
Diluted	0.48	0.50	1.04	0.95

On September 27, 2006, SJW Corp. purchased the water system of Redwood Mutual Water Company for approximately $630,000. Unaudited pro forma results of operations for this acquisition have not been presented since the impact of the purchase was not material.

Note 10.   Commitment

On April 17, 2006, SJW Land Company and San Jose Water Company, wholly owned subsidiaries of SJW Corp., entered into agreements with Adobe Systems Incorporated (Adobe) for Adobe to purchase an aggregate of approximately 5.5 acres of property located in San Jose, California for a total purchase price of approximately $25,000,000. The agreement between San Jose Water Company and Adobe includes an option for San Jose Water Company to lease-back the buildings and a designated parking area until June 2008. Since San Jose Water Company will retain more than a minor portion of the use of the property, the property will continue to be classified as a utility plant asset, rather than an asset held-for-sale until the transaction is completed. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144), SJW Corp. classified the carrying cost of the property under the SJW Land Company agreement as long-term assets held-for-sale, previously classified as nonutility property. The agreement calls for three separate contingency periods during which certain closing conditions must be met. The second and third contingency periods will be extended to a mutually agreed upon date. As such, SJW Corp. cannot determine the estimated gain from the sale of property owned by SJW Land Company agreement until the closing contingencies are removed.

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

The majority of the land adjacent to San Jose Water Company’s headquarters is used as surface parking facilities. On May 3, 2005, SJW Land Company announced that in 2004 it had received from the City of San Jose City Council zoning approval for the planned development for eight acres of the Delmas property which would allow the development of approximately 325 high-rise residential units with 5,000 to 15,000 square feet of ground level retail on 2.5 acres of land, and approximately one million square feet of commercial real estate with 15,000 to 50,000 square feet of ground level retail on 5.5 acres of land. On April 17, 2006, Adobe Systems Incorporated agreed to purchase the aforementioned 5.5 acres for a total purchase price of approximately $25,000,000 (see Note 10 to the condensed consolidated financial statements).

The California properties include a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a Variable Interest Entity within the scope of FASB Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” and as a result, it has been consolidated with SJW Land Company.

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

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of September 30, 2006.

Business Strategy:

SJW Corp. focuses its business initiatives in four strategic areas:

(1)           Regional regulated water utility operations in the San Jose metropolitan area.

(2)           Regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC.

(3)           Real estate investment activities in SJW Land Company.

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

Real Estate Investment

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

Balancing Account

The CPUC has established the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power, and ground water extraction charges. Since balances are tracked and subject to approval by the CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the balancing account in its financial statements. The balance of the balancing account varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the balancing account tends to reflect an over-collection. Had the balancing account been recognized in San Jose Water Company’s financial statements, San Jose Water Company’s retained earnings would be decreased by the amount of balancing account over-collection, as the case may be, or increased by the amount of balancing account under-collection, less applicable taxes.

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition”.

Metered revenue of San Jose Water Company and Canyon Lake Water Service Company (“Water Utility Services”) include billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services reads its customers’ meters on a monthly and bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions which include the number of days between meter reads for each billing cycle, the customers’ consumption changes, and Water Utility Service’s experiences in unaccounted-for water. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revisions to the Water Utility Services estimates are determined. As of September 30, 2006, and December 31, 2005, accrued unbilled revenue was $18,054,000 and $8,706,000, respectively. Unaccounted-for water for September 30, 2006 and 2005 approximated 5.6% and 6.2%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Service Group’s unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition”, when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the leases or when parking services have been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management’s judgment that it is probable that the costs will be recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes. The disallowance of any asset in the future for ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance has been recognized as of September 30, 2006, and December 31, 2005. The net regulatory assets recorded by San Jose Water Company as of September 30, 2006, and December 31, 2005, was $13,119,000 and $13,037,000, respectively.

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

San Jose Water Company, through its Retirement Plan Administrative Committee (the “Committee”) managed by representatives from the unions and management, establishes investment guidelines which specify that approximately 30% of the investments are in bonds or cash and the remaining 70% in equity securities. As of December 31, 2005, the plan assets consist of approximately 22% bonds, 5% cash, and 73% equities. The Committee requires that equities be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded and foreign assets are not included in the investment profile. San Jose Water Company uses an expected rate of return on plan assets of eight percent (8%) in its actuarial computation. The distribution of assets is structured to achieve preservation of capital and long-term growth.

The plan assets are marked to market at the measurement date. Unrealized net market losses on pension assets, when they occur, are amortized over 14 years.

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

Stock Based Compensation Plans

SJW Corp. has a stockholder-approved long-term incentive plan that allows granting of nonqualified stock options, performance shares, deferred restricted stock awards and dividend awards. Under the plan, a total of 1,800,000 common shares have been authorized for awards and grants. Effective

January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards (SFAS) No. 123R, using the modified prospective method of transition. Previously, awards were accounted for using SFAS No. 123. SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions, to compute the fair value of options at grant date, the fair value of options granted and is the basis for the share based compensation for financial reporting purposes. In addition, SJW Corp. now estimates forfeitures for the share based awards that are not expected to vest.

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

Consolidation Policy of Majority-Owned Enterprises

SJW Corp. consolidates its 75% controlling interest of Crystal Choice Water Service LLC in its Financial Statement with the 25% minority interest included as “other” in the Consolidated Statements of Income and Comprehensive Income and in “other noncurrent liabilities” on the Balance Sheet. As a result of adopting FIN 46R, SJW Corp. consolidates its 70% limited partnership interest in 444 West Santa Clara Street, L.P. with the 30% minority interest included as “other” in the Consolidated Statements of Income and Comprehensive Income and in “other noncurrent liabilities” on the Balance Sheet. SJW Corp. consolidates its 95% controlling interest of Canyon Lake Water Service Company in its Financial Statement with the 5% minority interest included as “other” in the Consolidated Statements of Income and Comprehensive Income and in “other noncurrent liabilities” on the Balance Sheet.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (Interpretation 48), Accounting for Uncertainty in Income Taxes. Interpretation 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. This interpretation is effective for periods beginning after December 15, 2006. SJW Corp. is in the process of evaluating the impact of this interpretation.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158 (Statement 158), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans. Statement 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. Employers will recognize actuarial gains and losses, prior service cost and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan’s funded status, with the offset to accumulated other comprehensive income. Statement 158 is effective for periods ending after December 15, 2006. While SJW Corp. is still in the process of evaluating the impact of this statement, management is anticipating that the adoption of this statement will have a significant impact on the pension liability on SJW Corp.’s consolidated balance sheet.

In September 2006, the U.S. Securities and Exchange Commission’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management issued Staff Accounting Bulletin 108 (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB 108 allows for a transition process which does not require issuers to restate prior years ending on or before November 15, 2006, so long as (a) management properly applied its previous approach, and (b) all relevant qualitative factors were considered at the time. However, if the issuer elects to not restate prior year financial statements, the assets and liabilities as of the beginning of the first fiscal year ending after November 15, 2006, are adjusted to their correct amounts and the cumulative effect is reflected as an adjustment to the opening balance of retained earnings for that year. SAB 108 also requires disclosure of the nature and amount of each individual error being correct in the cumulative adjustment. SJW Corp. is in the process of evaluating the impact of this bulletin.

Liquidity And Capital Resources:

The Water Utility Service’s budgeted capital expenditures for 2006, exclusive of capital expenditures financed by customer contributions and advances, are $45,950,000 with capital expenditures concentrated in water main replacements and treatment plants. Approximately $18,000,000 will be spent to replace San Jose Water Company’s mains in 2006. Year to date capital expenditures as of September 30, 2006, approximate $38,653,000.

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

As of September 30, 2006, SJW Corp.’s share of capital investment in Crystal Choice Water Service LLC approximated 75%. SJW Corp. does not expect to make significant cash contributions to Crystal Choice Water Service LLC, in 2006.

Historically, the Water Utility Service’s write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Sources Of Capital:

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The increase in future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of September 30, 2006, San Jose Water Company’s funded debt and equity were 46% and 54%, respectively.

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

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of September 30, 2006. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12 calendar month period would be less than 175% of interest charges. As of September 30, 2006, San Jose Water Company’s funded debt was 46% of total capitalization and the net income for the preceding 12 months was 520% of interest charges.

San Jose Water Company has a $2,007,000, 20-year, 2.39% interest rate loan from the Safe Drinking Water State Revolving Fund (“SDWSRF”) which requires semi-annual payments. San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000,000 in support of this loan. In 2004, the California Department of Water Resources approved San Jose Water Company’s application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of 20-years at an interest rate of 2.60%. These funds will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2006, when all documentation has been completed.

In June 2006, SJW Land Company purchased a warehouse property located in Phoenix, Arizona with nonutility condemnation proceeds of approximately $8,779,000 that occurred in the fourth quarter of 2004, in order to qualify the transaction under Internal Revenue Code Section 1033. The total purchase price of the replacement property was approximately $12,450,000. SJW Land Company also borrowed approximately $3,825,000 in connection with the purchase. The property is leased to a multinational company for 13 years.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $35,000,000 at rates that approximate the bank’s prime or reference rate. At September 30, 2006, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $7,000,000. Cost of borrowing averaged 6.37% for the first nine months of 2006. The lines of credit will expire on June 1, 2008. SJW Corp. and its subsidiaries intend to issue senior notes in the fourth quarter of 2006. Proceeds from the sale of the notes will be used to finance the company’s capital budget programs and repay the line of credit.

Results Of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended September 30, 2006, was $8,858,000, a decrease of $369,000, or 4%, from $9,227,000 in the third quarter of 2005. For the nine months ended September 30, 2006, earnings were $19,532,000, an increase of $1,909,000, or 11%, from $17,623,000 for the same period in 2005. The decrease for the three months ended September 30, 2006 is primarily due to the inclusion of the net of tax gain on the sale of nonutility property of $1,095,000 in the third quarter of 2005.

Operating Revenue

	Operating Revenue by Subsidiary
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands)
San Jose Water Company	$60,312	57,387	$138,763	133,280
SJW Land Company	1,070	751	3,105	2,315
Crystal Choice Water Service LLC	246	331	902	980
Canyon Lake Water Service Company	1,491	-	1,964	-
	$63,119	58,469	$144,734	136,575

The change in consolidated operating revenue was due to the following factors:

	Three Months Ended		Nine Months Ended
	September 30 2006 vs. 2005		September 30 2006 vs. 2005
	Increase/(decrease)		Increase/(decrease)
	(in thousands)
Utility:
Consumption changes	$1,572	3%	$2,660	2%
New customers increase	1,825	3%	2,798	2%
Rate increases	1,019	2%	1,989	1%
Parking and others	320	-	790	1%
Crystal Choice Water Service LLC	(86)	-	(78)	-
	$4,650	8%	$8,159	6%

The acquisition of CLWSC on May 31, 2006, contributed $1,500,000 to SJW Corp.’s new customer revenue in the third quarter of 2006.

Operating Expenses

	Operating Expenses by Subsidiary
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands)
San Jose Water Company	$49,455	47,202	$114,929	110,566
SJW Land Company	565	416	1,780	1,363
Crystal Choice Water Service LLC	315	471	1,127	1,242
SJW Corp.	150	117	493	425
Canyon Lake Water Service Company	1,233	-	1,586	-
	$51,718	48,206	$119,915	113,596

The change in operating expenses from the same period in 2005 was due to the following factors:

			Nine Months
	Three Months Ended		Ended
	September 30		September 30
	2006 vs. 2005		2006 vs. 2005
	Increase/(decrease)		Increase/(decrease)
	(in thousands)

Water production costs:
Increased use of surface water supply	$(300)	-	$(1,930)	(2%	)
Usage and new customers	987	2%	1,795	2%
Ground water extraction charges and purchased water price increase	941	2%	1,777	2%
Other	208	-	287	-
Total water production costs	1,836	4%	1,929	2%

Nonwater production costs:
Administrative and general	321	-	771	1%
Other operating expense	8	-	776	1%
Maintenance	428	1%	675	-
Property taxes and other nonincome taxes	89	-	176	-
Depreciation and amortization	466	1%	1,056	1%
Total nonwater production costs	1,312	2%	3,454	3%

Income taxes	364	1%	936	1%
Total operating expenses	$3,512	7%	$6,319	6%

San Jose Water Company’s water supply consists of ground water from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD. Surface water is the least expensive source of water and its availability will significantly impact the water production costs of San Jose Water Company.

Canyon Lake Water Service Company’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by ground water pumped from wells.

Water production for the three months and nine months ended September 30, 2006, increased 597 million gallons and 1,088 million gallons, respectively, from the same period in 2005. During these periods, more surface and ground water was used when compared to the same period in 2005.

The change in the Water Utility Service’s source of supply mix was as follows:

	Three Months Ended			Nine Months Ended
	September 30 2006 vs. 2005			September 30 2006 vs. 2005
	Increase/(decrease)			Increase/(decrease)
	(in million gallons)
Purchased water	(222)	(1%	)	(1,209)	(3%)
Surface water	325	2%		1,439	4%
Ground water	482	3%		843	2%
Reclaimed water	12	-		15	-
	597	4%		1,088	3%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Quarterly operating expenses for the third quarter of 2006, excluding water production costs and income taxes, increased $1,312,000 from 2005. The increase consisted principally of $321,000 in general and administrative costs, primarily as a result of the operations of Canyon Lake Water Service Company included in the third quarter of 2006.  In addition, depreciation expense increased $466,000 as a result of growth in utility plant, other operating and maintenance expenses increased $436,000 and taxes other than income increased $89,000.

Income tax expense for the third quarter and nine months ended September 30, 2006, increased by $364,000 and $936,000, respectively, over the same periods in 2005 due to higher earnings in 2006. The effective income tax rates for the periods ended September 30, 2006 and 2005 approximated 41%.

The changes in comprehensive income for the three and nine months ended September 30, 2006, and 2005 were due to the changes in market value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from wells, ground water, watershed run-off and diversion, surface water, and by the purchase of import water from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Ground water level in 2006 remains comparable with the 30-year normal level.

On September, 25 2006, the SCVWD’s 10 reservoirs were 63% full with 109,532 acre-feet of water in storage. The rainfall in the season commencing July 1, 2006, was approximately 52% of historical season average, however this time of the year does not typically contribute significantly to the annual rainfall total.

Rainfall at San Jose Water Company’s Lake Elsman was measured at .22 inches for the season commencing July 1, 2006, which is typical of the five-year average for this normally dry time of year. Local surface water is a less costly source of water and its availability significantly impacts San Jose Water Company’s results of operations.

Based on information provided by SCVWD in its Water Utility Enterprise Report, San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the immediate foreseeable future.

To the extent that San Jose Water Company has to pump water during peak periods to satisfy customer demand when imported water is insufficient, higher energy costs will be incurred. Currently, the CPUC has no established procedure for water utilities to recover the additional costs incurred due to such unanticipated changes in water supply mix. There can be no assurance that such costs will be recovered in full or in part.

CLWSC has two long-term contracts with the Guadalupe-Blanco River Authority (“GBRA”). The terms of the two agreements expire in 2044 and 2050. The two agreements provide CLWSC with 6,000 acre-feet of water from Canyon Lake at prices to be adjusted periodically by the GBRA.

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

San Jose Water Company conducted a system-wide vulnerability assessment in compliance with federal regulations that Public Law 107-188 imposed on all water utilities. The assessment report was filed with the government on March 31, 2003. The vulnerability assessment identified system security enhancements that impact water quality, health, safety, and continuity of service totaling approximately $2,300,000. San Jose Water Company is completing the final implementation of security related capital improvements and as of September 30, 2006, $2,258,000 has been incurred to date on this project. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. San Jose Water Company actively participated in the security vulnerability assessment training offered by the American Water Works Association Research Foundation and the Environmental Protection Agency.

Regulatory Affairs

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.

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

Pursuant to this general rate case decision, on January 1, 2006, San Jose Water Company was authorized a revenue increase of $4,245,000, or about 2.59%, designed to recover projected operating cost increases for 2006. Also pursuant to D.04-08-054, on February 16, 2006, the CPUC authorized an $863,000 revenue increase to recover additional plant additions originally authorized in D.04-08-054. Finally, on March 3, 2006, the CPUC authorized the implementation of a customer surcharge to fund the repayment of a 20-year, $2,000,000 loan under the SDWSRF program used to finance water quality improvements in the water system.  Effective July 3, 2006, San Jose Water Company received a rate increase of

$2,800,000, or about 1.7%, to recover the increased cost of purchased water and higher ground water extraction charges charged to San Jose Water Company by the SCVWD.

As required by Public Utilities Code Section 455.2, on February 15, 2006, San Jose Water Company filed a General Rate Case Application requesting rate increases of $14,646,000 or 8.54% in 2007, $5,196,000 or 2.78% in 2008, and $6,246,000 or 3.26% in 2009. San Jose Water Company has also requested recovery of $451,000 from its various balancing and memorandum accounts via customer surcharges. San Jose Water Company is proposing this increase due to escalating operating expenses as well as significant capital expenditures over the next several years. A CPUC decision regarding San Jose Water Company’s General Rate Case Application is expected to be issued on time in late 2006, for the new rates to become effective January 2007.

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

Subsequently, on September 9, 2003, and March 30, 2004, San Jose Water Company filed two compliance filings requesting CPUC review of the balancing account over-collected balance of approximately $382,000, accrued between November 29, 2001, and December 31, 2003. On June 15, 2004, the CPUC notified San Jose Water Company that the over-collected balances had been verified and should be carried forward to the next review period. As of September 30, 2006, and December 31, 2005, the approved balance is an over-collection of $418,000 and $403,000, respectively, including interest on the approved amounts.

On March 30, 2005, San Jose Water Company filed a compliance filing requesting the CPUC review of the balancing account under-collected balance of approximately $999,000, accrued between January 1, 2004, and December 31, 2004. On June 24, 2005, San Jose Water Company filed a supplemental compliance filing revising the under-collected balance to approximately $760,000. On October 27, 2005, the CPUC notified San Jose Water Company that the under-collected balance had been verified and should be carried forward to the next review period. As of September 30, 2006, and December 31, 2005, the approved balance is an under-collection of $816,000 and $786,000, respectively, including interest on the approved amounts.

In March 2006, the CPUC’s Executive Director granted all water utilities a 90-Day Extension for compliance filings requesting the CPUC’s review of the balances accrued in the Memorandum Type Balancing Account during 2005. This extension was granted while the CPUC reconsidered the balancing account review process. Ultimately, the CPUC issued a decision suspending the earnings test and the annual advice letter filings associated with the balancing account reviews, and ruled that all current and future Memorandum Type Balancing account balances for water utilities shall be reviewed in each company’s General Rate Case. Thus, the next review for San Jose Water Company will not take place until San Jose Water Company files its next General Rate Case in 2009.

As of September 30, 2006, and December 31, 2005, the total accrued balance in San Jose Water Company’s Memorandum Type Balancing Account, was an over-collection of $144,000 and $139,000, respectively, including interest.

The following is a summary of the balancing account and the Memorandum Type Balancing Account:

	September 30, 2006	December 31, 2005
Approved over-collected balancing account 11/29/01 to 12/31/03, including interest	$(418)	$(403)
Approved under-collected balancing account 1/1/2004 to 12/31/2004, including interest	816	786
Over-collected Memorandum Type Balancing Account 1/1/2005 to 12/31/2005, including interest	(144)	(139)
Over-collected Memorandum Type Balancing Account 1/1/2006 to 9/30/2006	(357)	0
Net under(over)-collected balancing account	$(103)	$244

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

ITEM 4.   CONTROLS AND PROCEDURES

SJW Corp.’s management, with the participation of SJW Corp.’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the SJW Corp.’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Act) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in internal control over financial reporting during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect the internal controls over financial reporting of SJW Corp.

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

ITEM 5.   OTHER INFORMATION

On October 26, 2006, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.14125 per common share. The dividend will be paid December 1, 2006, to shareholders of record as of the close of business on November 6, 2006.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: NOVEMBER 3, 2006	By	/S/ ANGELA YIP
ANGELA YIP
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Amended and Restated Director Compensation and Expense Reimbursement Policies. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 31, 2006.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)    Filed currently herewith.