Form 10-K
period 2006-12-31
SJW CORP
filed 2007-03-09
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  1-8966

SJW CORP.

(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

374 West Santa Clara Street, San Jose,
California	95113
(Address of principal executive offices)	(Zip Code)

408-279-7800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.521 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $381,741,525 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 5, 2007
Common Stock, $0.521 par value per share	18,290,223

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 26, 2007, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words such as “expect”, “estimate”, “anticipate”, “intends”, “seeks”, “plans”, “projects”, “may”, “should”, “will”, variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (the “SEC”), specifically the most recent reports on Form 10-Q and Form 8-K filed with the SEC, each as it may be amended from time to time.

SJW Corp. undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements for any reason.

Item 1.                        Business

General Development of Business

SJW Corp. was incorporated in California on February 8, 1985. SJW Corp. is a holding company with four subsidiaries:

•       San Jose Water Company, a wholly owned subsidiary of SJW Corp., with its headquarters located at 374 West Santa Clara Street in San Jose, California 95113, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, San Jose Water Company became a wholly owned subsidiary of SJW Corp.  San Jose Water Company is a public utility in the business of providing water service to a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose area. San Jose Water Company’s web site can be accessed via the Internet at http://www.sjwater.com.

•       SJW Land Company, a wholly owned subsidiary, was incorporated in 1985. SJW Land Company owned and operated parking facilities, which are located adjacent to San Jose Water Company’s headquarters and the HP Pavilion in San Jose, California, until December 15, 2006 when the nonutility properties were sold to Adobe Systems Incorporated for an aggregate purchase price of $32,500,000. SJW Land Company currently owns commercial buildings and other undeveloped land primarily in the San Jose Metropolitan area, certain properties in the states of Florida, Connecticut, Texas, Arizona, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

•       SJWTX Water, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), a 95% majority owned subsidiary, was incorporated in September 2005. On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC provides service to approximately 7,400 connections that serve approximately 22,000 residents in a service area comprising more than 320 square miles in the growing region between San Antonio and Austin, Texas.

•       Crystal Choice Water Service LLC, a 75% majority-owned limited liability subsidiary formed in January 2001, engaged in the sale and rental of water conditioning and purification equipment. As of January 31, 2007, substantially all the assets of Crystal Choice Water Service LLC were sold. Please refer to Note 18, “Subsequent Events,” under Notes to Consolidated Financial Statements.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of its outstanding shares as of December 31, 2006 and it is accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as an available-for-sale marketable security.

Regulation and Rates

San Jose Water Company’s rates, service and other matters affecting its business are subject to regulation by the California Public Utilities Commission (CPUC).

Ordinarily, there are two types of rate increases which affect San Jose Water Company’s business: general and offset. General rate case decisions usually authorize an initial rate increase followed by two annual step increases designed to maintain the authorized return on equity over a three-year period. General rate applications are normally filed and processed during the last year covered by the most recent rate case in an attempt to avoid regulatory lag.

The purpose of an offset rate increase is to compensate utilities for increases in specific expenses, primarily for purchased water, groundwater extraction charge or purchased power.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes.

CLWSC is subject to the regulation of the Texas Commission on Environmental Quality (“TCEQ”). In connection with the acquisition of substantially all the assets of Canyon Lake Water Supply Corporation by CLWSC, CLWSC agreed, under the Asset Purchase Agreement, to freeze its rates until November 5, 2007. CLWSC will file its first rate case with TCEQ for rates to be effective November 6, 2007.

Please also see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations, cash remittances and maintenance contract services.

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

The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in San Jose Water Company’s service area. Revenue, production costs and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher use, warm weather summer months and lowest in the cool winter months.

On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC provides water service to approximately 7,400 connections that serve approximately 22,000 residents in a service area comprising more than 320 square miles in the growing region between San Antonio and Austin, Texas.

Water Supply

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the Santa Clara Valley Water District (“SCVWD”) under the terms of a master contract with SCVWD expiring in 2051. Purchased water provides approximately 40% to 45% of San Jose Water Company’s annual production. Surface supply, which during a year of normal rainfall satisfies about 6% to 8% of San Jose Water Company’s annual needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water, increases production costs substantially. San Jose Water Company pumps the remaining 40% to 50% of its water supply from the underground basin and pays a groundwater extraction charge to SCVWD.

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

In 2006, the Santa Clara Valley groundwater basin, which is the responsibility of SCVWD, remained comparable to the 30-year average level. On January 7, 2007, SCVWD’s ten reservoirs were 52.9% full with 89,470 acre-feet of water in storage. The rainfall from July 2006 to January 2007 was about 60% of the 30-year average. The delivery of California and federal contract water to SCVWD is expected to be met. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 9.12 inches for the period from July 1 through December 31, 2006, which is below the five-year average. San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of 2007.

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

CLWSC’s water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with GBRA, which expire in 2044 and 2050. The agreements provide CLWSC with 6,000 acre-feet of water from Canyon Lake at prices to be adjusted periodically by GBRA.

Please also see further discussion under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Franchises

San Jose Water Company holds franchise rights, water rights and rights-of-way in the communities it serves that it believes are necessary to operate and maintain its distribution network and facilities under and on the public streets.

Seasonal Factors

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by residential customers to vary significantly.

Competition

San Jose Water Company and CLWSC are public utilities regulated by CPUC and TCEQ, respectively, and operate within a service area approved by the regulators. The statutory laws provide that no other investor-owned public utility may operate in the public utilities’ service areas without first obtaining from the regulator a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating that service in such area is inadequate.

California law also provides that whenever a public agency constructs facilities to extend utility service to the service area of a privately-owned public utility, like San Jose Water Company, such an act constitutes the taking of property and is conditioned upon payment of just compensation to the private utility.

Under the statutory constitution, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties operated by privately-owned public utilities upon payment of just compensation and are further authorized to issue bonds (including revenue bonds) for the purpose of acquiring or constructing water systems. To the company’s knowledge, no municipality, water district or other public agency has pending any action to condemn any part of its water systems.

Environmental Matters

San Jose Water Company and CLWSC have similar procedures to produce potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, public utilities are subject to environmental regulation by various other state and local governmental authorities.

Both San Jose Water Company and CLWSC are currently in compliance with all of the United States Environmental Protection Agency’s (the “EPA”) surface water treatment performance standards, new drinking water standards for disinfection by-products and new primary maximum contaminant levels. These standards have been adopted and are enforced by the California Department of Health Services and the TCEQ, respectively.

Other state and local environmental regulations apply to San Jose Water Company’s and CLWSC’s operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials.

Additionally, San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986.

Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2006, SJW Corp. had 357 employees, of whom 326 were San Jose Water Company employees and 31 were CLWSC employees. At San Jose Water Company, 102 were executive, administrative or supervisory personnel, and 224 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2006 through December 31, 2007. Both groups are affiliated with the AFL-CIO. The agreement includes approximately a 3.0% wage adjustment for union workers for calendar year 2007 with minor benefit modifications. As of December 31, 2006, CLWSC had 31 employees, of whom 7 were exempt and 24 were non-exempt. Non-exempt employees are subject to overtime but are not union represented.

Officers of the Registrant

Name	Age	Offices and Experience
W.R. Roth	54

SJW Corp.—President and Chief Executive Officer of the Corporation, San Jose Water Company, SJW Land Company, and SJWTX Water, Inc. Mr. Roth was appointed Chief Executive Officer of SJW Corp. in 1999 and President in 1996. Prior to becoming President, he was Chief Financial Officer and Treasurer of the Corporation from 1990 to 1996 and Vice President from April 1992 until October 1996.

R.J. Balocco	57

San Jose Water Company—Vice President, Corporate Communications. Prior to becoming Vice President, Corporate Communications in 1995, he was Vice President, Administration from April 1992. Mr. Balocco has been with San Jose Water Company since 1982.

G.J. Belhumeur	61

San Jose Water Company—Senior Vice President, Operations. Prior to becoming Senior Vice President of Operations, he was Vice President of Operations since 1996. Mr. Belhumeur has been with San Jose Water Company since 1970.

D. Drysdale	51

San Jose Water Company—Vice President, Information Services. Prior to becoming Vice President, Information Services in 1999, he was Director of Information Services from 1998 and Data Processing Manager since 1994. Mr. Drysdale joined San Jose Water Company in 1992.

R.J. Pardini	61	San Jose Water Company—Vice President, Chief Engineer. Prior to becoming Vice President, Chief Engineer in 1996, he was Chief Engineer. Mr. Pardini has been with San Jose Water Company since 1987.

A. Yip	53

SJW Corp.—Chief Financial Officer and Treasurer since October 1996, and Senior Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company since April 2004. Prior to April 2004, Ms. Yip served as Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company since January 1999. Ms. Yip has been with San Jose Water Company since 1986.

R.S. Yoo	56

San Jose Water Company—Chief Operating Officer since July 2005. Prior to July 2005, he was Senior Vice President, Administration from April 2003 and Vice President, Water Quality since April 1996. Mr. Yoo has served as President of Crystal Choice Water Service LLC from January 2001 to August 2005 and Manager from January 2001 to present. Mr. Yoo was appointed Vice President of SJWTX Water, Inc. in September 2005. Mr. Yoo has been with San Jose Water Company since 1985.

S. Papazian	31

SJW Corp. and San Jose Water Company—Corporate Secretary and Attorney. Ms. Papazian has served as Corporate Secretary and Attorney since February 14, 2005. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.

A.J. Elliott	43

San Jose Water Company—Controller from November 2006. Prior to November 2006, Ms. Elliott was the Special Projects Manager since July 2001. Prior to July 2001, she was the Controller since January 1995 and Accounting Manager since September 1990. Ms. Elliott has been with San Jose Water Company since 1990.

Financial Information about Foreign and Domestic Operations and Export Sales

SJW Corp.’s revenue and expense are derived substantially from operations located in the County of Santa Clara in the State of California.

Website Access to Reports

SJW Corp.’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Corp.’s website at http://www.sjwater.com, as soon as reasonably practicable, after SJW Corp. electronically files such material with, or furnishs such material to, the SEC.

Item 1A.                Risk factors

Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing SJW Corp. Additional risks that SJW Corp. does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, SJW Corp.’s business, operating results or financial condition could be materially harmed. In such case, the trading price of SJW Corp.’s common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Form 10-K, including the financial statements and the notes thereto.

The business of SJW Corp. and its subsidiaries may be adversely affected by new and changing legislation, policies and regulations.

New legislation and changes in existing legislation by federal, state and local governments and administrative agencies can affect the operations of SJW Corp. and its subsidiaries. San Jose Water Company is regulated by CPUC. The operating revenue of San Jose Water Company results from the sale of water at rates authorized by CPUC. CPUC sets rates that are intended to provide revenues sufficient to recover operating expenses and produce a reasonable return on common equity.

On November 11, 2006, CPUC issued its final decision in San Jose Water Company’s 2006 General Rate Case proceeding. The decision authorized San Jose Water Company rate increases of approximately $3,500,000 or 2.0% for 2007, $5,400,000 or 3.0% for 2008, and $4,000,000 or 2.2% for 2009. The decision also authorizes additional rate recoveries to be phased in as capital projects are completed over the three-year period, and the recovery of approximately $450,000 from San Jose Water Company’s balancing and memorandum accounts. These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California.

Subsequently, on December 1, 2006, San Jose Water Company filed an advice letter with CPUC requesting implementation of the general rate increase and authorized surcharges for 2007 which became effective January 1, 2007.

The purpose of an offset rate increase is to compensate utilities for increases in specific expenses, primarily for purchased water, groundwater extraction charge or purchased power. As of December 31, 2006, San Jose Water Company has been authorized for all of its offset rate requests.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by CPUC to offset those expense changes.

Although San Jose Water Company believes that the rates currently in effect provide it with a reasonable rate of return, there is no guarantee such rates will be sufficient to provide a reasonable rate of return in the future. There is no guarantee that San Jose Water Company’s future rate filings will be able to obtain a satisfactory rate of return in a timely manner.

In addition, San Jose Water Company relies on policies and regulations promulgated by CPUC in order to recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset its production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in nonregulated operations. If CPUC implements policies and regulations that will not allow San Jose Water Company to accomplish some or all of the items listed above, San Jose Water Company’s future operating results may be adversely affected.

Regulated by TCEQ, CLWSC has a rate freeze for two years, pursuant to the Asset Purchase Agreement, and will file a rate case in the summer of 2007 for rates to become effective in November 6, 2007. There is no guarantee that TCEQ will authorize CLWSC’s requested rate increase.

Changes in water supply, water supply costs or the mix of water supply could adversely affect the operating results and business of water utility services.

San Jose Water Company’s supply of water primarily relies upon three main sources: water purchased from the SCVWD, surface water from its Santa Cruz Mountains Watershed, and pumped underground water. Changes and variations in quantities from each of these three sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. Surface water is the least costly source of water. If there is an adverse change to the mix of water supply and San Jose Water Company is not allowed by CPUC to recover the additional or increased water supply costs, its operating results may be adversely affected.

SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from SCVWD due to availability or legal restrictions, it may not be able to satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company’s Santa Cruz Mountains Watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a dry season with little rainfall, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water and thus increasing water production costs.

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

Because the extraction of water from the groundwater basin and the operation of the water distribution system require a significant amount of energy, increases in energy prices could increase operating expenses of San Jose Water Company. In the aftermath of the attempt to deregulate the California energy market, energy costs still remain in flux, with resulting uncertainty in San Jose Water Company’s ability to contain energy costs into the future.

San Jose Water Company continues to utilize Pacific Gas & Electric’s time of use rate schedules to minimize its overall energy costs primarily for groundwater pumping. During the winter months, typically 90% or more of the groundwater is produced during off-peak hours when electrical energy is consumed at the lowest rates. Optimization and energy management efficiency is achieved through the implementation of Supervisory Control and Data Acquisition system software applications that control pumps based on demand and cost of energy. An increase in demand or a reduction in the availability of surface water or import water could result in the need to pump more water during peak hours adversely affecting the operating results of San Jose Water Company.

CLWSC’s primary water supply is 6,000 acre-feet which is pumped from Canyon Lake at two lake intakes, in accordance with the terms of its contracts with the GBRA which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. Texas, similar to California, faces long-term water supply constraints.

Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.

San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) operations are seasonal. Thus, results of operations for one quarter do not indicate results to be expected in subsequent quarters. Rainfall and other weather conditions also affect the operations of the Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues. Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue.

A contamination event or other decline in source water quality could affect the water supply of the Water Utility Services and therefore adversely affect the business and operating results.

The Water Utility Services are subject to certain water quality risks relating to environmental regulations. Through water quality compliance programs, the Water Utility Services continually monitors for contamination and pollution of its sources of water. In the event of a contamination, the Water Utility Services will likely have to procure water from more costly sources and increase future capital expenditures. Although the costs would likely be recovered in the form of higher rates, there can be no assurance that the regulators would approve a rate increase to recover the costs.

The Water Utility Services are subject to litigation risks concerning water quality and contamination.

Although the Water Utility Services have not been and are not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If the Water Utility Services are subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether they would be able to recover the legal costs from ratepayers or other third parties. Currently, CPUC has preemptive jurisdiction over regulated water utilities for claims about compliance with environmental quality matters in California. If current California law regarding CPUC’s preemptive jurisdiction over regulated public utilities for claims about compliance with California Department of Health Services and United States Environmental Protection Agency (the “EPA”) water quality standards change, the legal exposure of San Jose Water Company may be significantly increased.

New or more stringent environmental regulations could increase the Water Utility Services operating costs and affect its business.

The Water Utility Services operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies.

Stringent environmental and water quality regulations could increase Water Utility Services water quality compliance costs, hamper the Water Utility Services available water supplies, and increase future capital expenditure.

Under the federal Safe Drinking Water Act, the Water Utility Services are subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. The Water Utility Services are currently in compliance with all of the 87 primary maximum contaminant levels promulgated to date. There can be no assurance that the Water Utility Services will be able to continue to comply with all water quality requirements.

The Water Utility Services have implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. It is possible that new or more stringent environmental standards could be imposed that will raise the Water Utility Services operating costs. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. The Water Utility Services continues to seek to establish mechanisms for recovery of government-mandated environmental compliance costs. There are currently limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

Costs associated with security precautions may have an adverse effect on the operating results of the Water Utility Services.

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

The vulnerability assessment identified system security enhancements that impact water quality, health, safety, and continuity of service totaling approximately $2,300,000. These improvements were incorporated into the capital budgets and were completed as of December 31, 2006. San Jose Water Company has and will continue to bear costs associated with additional security precautions to protect its water utility business and other operations. While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that CPUC will approve a rate increase to recover all or part of such costs and, as a result, the company’s operating results and business may be adversely affected.

CLWSC is evaluating its security measures to mitigate any potential vulnerabilities.

SJW Land Company’s significant increase in its real estate portfolio.

SJW Land Company owns a diversified real estate portfolio in multiple states. Real estate income may increase returns and/or reduce volatility over the long term. The risks in investing directly in real estate vary depending on the investment strategy and investment objective.

•       Liquidity risk—real estate investment is illiquid. The lag time to build or reduce its portfolio is long.

•       Obsolescence risk—real estate property is location specific. Location obsolescence can occur due to a decline of a particular sub-market or neighborhood. Functional obsolescence can also occur from physical depreciation, wear and tear, and other architectural and physical features which could be curable or incurable.

•       Market and general economic risks—real estate investment is tied to overall domestic economic growth and, therefore, carries market risk which cannot be eliminated by diversification. Generally, all property types benefit from national economic growth, though the benefits range according to more local factors such as local supply and demand and job creation. Because real estate leases are typically staggered and last for multiple years, there is generally a lag effect in the performance of real estate in relation to the overall economy. This lag effect can insulate or deteriorate the financial impact to SJW Land Company in a downturn or an improved economic environment.

Vacancy rates can climb due to economic growth and market rents can be impacted and weakened by general economic forces, therefore affecting the financial income to SJW Land Company.

The value of real estate can drop materially due to a deflationary market, decline in rental income, market cycle of supply and demand, long lag time in real estate development, legislative and governmental actions, environmental concerns, and fluctuation of interest rate, eroding any unrealized capital appreciation and, potentially, invested capital.

•       Credit risk—the risk of a tenant declaring bankruptcy and seeking relief from its contractual rental obligation could affect the income and the financial results of SJW Land Company. Diversification of many tenants across many properties may mitigate the risk, but can never eliminate it. This risk is most prevalent in a recessionary environment.

The success of SJW Land Company’s real estate investment strategy depends largely on ongoing local, state and federal land use development activities and regulations, future economic conditions, the development and fluctuations in the sale of the undeveloped properties, the ability to identify the developer/potential buyer of the available for sale real estate, the timing of the transaction, favorable tax law, the ability to identify and acquire high quality, relatively low risk replacement property at reasonable terms and conditions, and the ability to maintain and manage the replacement property.

Other factors that affect operating results

Other factors that could adversely affect the operating results of SJW Corp. and its subsidiaries include the following:

•       SJW Corp.’s growth strategy depends on its ability to acquire water systems in order to broaden the service areas, SJW Land Company’s ability to continue to develop and invest in nonutility property at favorable terms, and San Jose Water Company’s ability to continue to broaden and expand its nonregulated contract services in the metropolitan San Jose area. The execution of SJW Corp.’s growth strategy will expose it to different risks than those associated with the utility operations. Costs are incurred in connection with the execution of the growth strategy and risks are involved in potential integration of acquired businesses/properties which could require significant costs and cause diversion of management’s time and resources. Any future acquisition SJW Corp. decides to undertake may involve risks and have a material adverse effect in SJW Corp.’s core business, impact SJW Corp.’s ability to finance its business and affect its compliance with regulatory requirements. Any businesses SJW Corp. acquires may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties SJW Corp. encounters in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with its operations, reduce its operating margins and adversely affect its internal controls.

•       The level of labor and non-labor operating and maintenance expenses as affected by inflationary forces and collective bargaining power could adversely affect the operating and maintenance expenses of SJW Corp.

•       The City of Cupertino’s lease operation could be adversely affected by: (1) the level of capital requirements, (2) the ability of San Jose Water Company to raise rates through the Cupertino City Council, and (3) the level of operating and maintenance expenses.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The properties of San Jose Water Company consist of a unified system of water production, storage, purification and distribution located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 240 million gallons, and all water facilities, equipment, office buildings and other property necessary to supply its customers.

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s well pumping stations have a production capacity of approximately 255 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The gravity water collection system has a physical delivery capacity of approximately 29 million gallons per day. During 2006, a maximum and average of 220 million gallons and 129 million gallons of water per day, respectively, were delivered to the system.

San Jose Water Company and CLWSC hold all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

SJW Land Company owned approximately seven acres of property adjacent to San Jose Water Company’s headquarters until December 15, 2006 when the nonutility properties were sold to Adobe Systems Incorporated for an aggregate purchase price of $32,500,000. Prior to December 15, 2006, the land adjacent to San Jose Water Company’s headquarters was used as surface parking facilities and generated approximately 23% of SJW Land Company’s 2006 revenue. SJW Land Company also owns approximately 38 acres of property in the states of Florida, Connecticut, Texas, and Arizona and approximately five undeveloped acres of land and two acres of commercial properties primarily in the San Jose metropolitan area. Under a 10-year lease expiring January 1, 2010, San Jose Water Company leased half of the office space of SJW Land Company’s 1265 South Bascom Avenue building as its engineering headquarters. Approximately 13% of SJW Land Company’s revenue is generated from this commercial building. In June 2006, SJW Land Company purchased nonutility property in the state of Arizona. Approximately 44% of SJW Land Company’s revenue is generated from the California, Florida, Connecticut, Texas, and Arizona properties. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership that owns and operates an office building. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. and derives approximately 20% of its revenue from this partnership. The following table is a summary of the properties described above:

Description	Approximate Acreage	Location	Approximate Square Footage
Three commercial buildings	2	San Jose, California	50,000
Warehouse	17	Connecticut	170,000
Warehouse	8	Florida	147,000
Retail building	2	Texas	14,000
Warehouse building	11	Arizona	176,000
Undeveloped land	5	San Jose, California	N/A

Item 3.                        Legal Proceedings

SJW Corp. is subject to litigation incidental to its business. However, there are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on SJW Corp.’s financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On November 14, 2005, SJW Corp.’s common stock began trading on the New York Stock Exchange under the same symbol that had been utilized on the American Stock Exchange: SJW. Information as to the high and low sales prices for SJW Corp.’s common stock for each quarter in the 2006 and 2005 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 19 of “Notes to Consolidated Financial Statements” in Part II, Item 8.

As of December 31, 2006, there were 602 record holders of SJW Corp.’s common stock.

Dividends

Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 253 consecutive quarters and the quarterly rate has been increased during each of the last 39 years. Additional information as to the cash dividends paid on common stock in 2006 and 2005 is contained in the section captioned “Dividend per share” in the tables set forth in Note 19 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Purchase of Company Stock

On April 29, 2004, SJW Corp. announced that its Board of Directors authorized a stock repurchase program to repurchase up to 200,000 shares of its outstanding common stock over the 36-month period following the announcement. There were no shares repurchased during 2006. The maximum number of shares that may yet be purchased under the stock repurchase program is 181,938.

Five Years Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.’s common stock with the cumulative total return on the Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2006. The comparison assumes $100 was invested on December 31, 2001 in SJW Corp.’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

The following descriptive data is supplied in accordance with rule 304(d) of Regulation S-T:

	2001	2002	2003	2004	2005	2006
SJW Corp.	100	95	112	141	181	315
Water Utility Index	100	96	123	144	189	191
S&P500	100	78	99	110	115	133

The Water Utility Index is the eleven water company Water Utility Index prepared by A.G. Edwards & Sons, Inc.

Item 6.                        Selected Financial Data

FIVE YEAR STATISTICAL REVIEW
SJW Corp. and Subsidiaries

	2006	2005	2004	2003	2002
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$189,238	180,105	166,911	150,454	146,373
Operating expense:
Operation	105,006	101,513	98,681	88,722	89,674
Maintenance	10,189	9,475	8,674	7,724	7,866
Taxes	21,191	20,446	16,958	15,588	14,078
Depreciation and amortization	21,299	19,654	18,481	15,225	14,013
Total operating expense	157,685	151,088	142,794	127,259	125,631
Operating income	31,553	29,017	24,117	23,195	20,742
Interest expense, other income and deductions	7,028	(7,177)	(4,331)	(4,518)	(6,510)
Net income	38,581	21,840	19,786	18,677	14,232
Dividends paid	10,549	9,777	9,319	8,861	8,405
Invested in the business	$28,032	12,063	10,467	9,816	5,827
CONSOLIDATED PER SHARE DATA
Net income	$2.11	1.20	1.08	1.02	0.78
Dividends paid	$0.57	0.53	0.51	0.49	0.46
Shareholders’ equity at year-end	$12.48	10.73	10.11	9.11	8.40
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$740,419	664,117	619,590	583,709	541,919
Less accumulated depreciation and amortization	234,173	208,909	189,221	174,985	161,576
Net utility plant	506,246	455,208	430,369	408,724	380,343
Nonutility property	40,565	34,850	31,987	32,569	15,521
Total assets	705,864	587,709	552,152	516,244	457,770
Capitalization:
Shareholders’ equity	228,182	195,908	184,691	166,368	153,499
Long-term debt	163,648	145,279	143,604	143,879	114,407
Total capitalization	$391,830	341,187	328,295	310,247	267,906
OTHER STATISTICS—WATER UTILITY SERVICES
Customers at year-end	231,700	222,400	220,800	220,100	219,400
Average revenue per customer	$809.56	792.08	733.76	664.99	652.79
Investment in utility plant per customer	$3,196	2,986	2,806	2,652	2,470
Miles of main at year-end	2,739	2,447	2,434	2,430	2,422
Water production (million gallons)	49,302	48,198	51,082	49,593	52,068
Maximum daily production (million gallons)	229	201	192	211	216
Population served (estimate)	1,044,400	1,002,400	995,000	992,000	989,000

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

SJW Corp. is a publicly traded company and is a holding company with four subsidiaries:

San Jose Water Company, a wholly-owned subsidiary, is a public utility in the business of providing water service to a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area. The United States water utility industry is largely fragmented and is dominated by the municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes the water utilities subject to lower business cycle risks than nonregulated industries. San Jose Water Company has continued to expand its existing portfolio of nonregulated water service contracts.

SJW Land Company, a wholly owned subsidiary, owned and operated parking facilities, which are located adjacent to San Jose Water Company’s headquarters and the HP Pavilion in San Jose, California, until December 15, 2006 when the nonutility properties were sold to Adobe Systems Incorporated for an aggregate purchase price of $32,500,000. SJW Land Company also owns commercial buildings and other undeveloped land primarily in the San Jose Metropolitan area, other properties in the states of Florida, Connecticut, Texas, Arizona, and a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

SJW Land Company has historically developed its asset base into a relatively low risk, moderately leveraged, diversified portfolio of income-producing properties through tax-advantaged exchanges.

SJWTX Water, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), a 95% majority-owned subsidiary, was incorporated in September 2005. On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC provides service to approximately 7,400 connections that serve approximately 22,000 residents in a service area comprising more than 320 square miles in the growing region between San Antonio and Austin, Texas.

Crystal Choice Water Service LLC, a 75% owned limited liability subsidiary formed in January 2001, engaged in the sale and rental of water conditioning and purification equipment. As of January 31, 2007, substantially all the assets of Crystal Choice Water Service LLC were sold. Please refer to Note 18, “Subsequent Events” under Notes to Consolidated Financial Statements.

SJW Corp. also owns 1,099,952 shares or approximately 5% of California Water Service Group as of December 31, 2006.

Business Strategy

SJW Corp. focuses its business initiatives in four strategic areas:

(1)         Regional regulated water utility operations.

(2)         Regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC.

(3)         Real estate investment activities in SJW Land Company.

(4)         Out-of-region water and utility related services, primarily in the Western United States.

Regional Regulated Activities

SJW Corp.’s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary that provides water service to the greater metropolitan San Jose area and CLWSC, a 95% owned regulated utility in the state of Texas. SJW Corp. effectively plans and applies a diligent and disciplined approach to improving and maintaining its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

Regional Nonregulated Activities

Operating in accordance with guidelines established by CPUC, San Jose Water Company provides nonregulated water services under agreements with municipalities and other utilities. Nonregulated services include water system operations, billings and cash remittance processing, maintenance services and telecommunication antenna leasing.

San Jose Water Company also seeks appropriate nonregulated business opportunities that complement its existing operations or that allow it to extend its core competencies beyond existing operations. San Jose Water Company seeks opportunities to fully utilize its capabilities and existing capacity by providing services to other regional water systems, benefiting its existing regional customers through increased efficiencies.

Real Estate Investment

SJW Land Company’s real estate investments diversifies SJW Corp.’s asset base and balances SJW Corp.’s concentration in regulated assets. SJW Land Company implements its strategy by exchanging selected real estate assets for relatively low-risk real estate investments with a capital structure and risk and return profile that is consistent with SJW Corp.’s consolidated capital structure and risk and return profile.

Out-of-Region Opportunities

SJW Corp. is also pursuing opportunities to participate in out-of-region water and utility related services, particularly regulated water businesses, in the Western United States. SJW Corp. evaluates out-of-region and out-of-state opportunities that meet SJW Corp.’s risk and return profile.

The factors SJW Corp. considers in evaluating such opportunities include:

•       regulatory environment

•       synergy potential

•       general economic conditions

•       potential profitability

•       additional growth opportunities within the region

•       water quality and environmental issues

•       capital requirements

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

Critical Accounting Policies

SJW Corp. has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on SJW Corp.’s business operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect SJW Corp.’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.” SJW Corp.’s critical accounting policies are as follows:

Balancing and Memorandum Accounts

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by CPUC to offset those expense changes.

Within its regulatory regime, CPUC has established a memorandum type balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by CPUC to offset those expense changes. A separate memorandum type balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and groundwater extraction charge). Since balances are being tracked and have to be approved by CPUC before they can be incorporated into rates, San Jose Water Company has not recognized the expenses in the balancing account on its financial statements. The memorandum type balancing account balance varies with the seasonality of the water utility business such that during the summer months when the demand for water is at its peak, the balancing account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. Since the balances have to be approved by CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until CPUC authorizes the change in customers’ rates. Had the memorandum type balancing account been recognized in San Jose Water Company’s financial statements, San Jose Water Company’s retained earnings would be decreased by the amount of the account over-collection, as the case may be, or increased by the amount of the account under-collection, less applicable taxes. Please also see Item 1A, “Risk Factors.”

As of December 31, 2006 and 2005, the accounts had a net over-collected balance of $739,000 and an under-collected balance of $244,000, respectively.

The following is a summary of the balancing and memorandum accounts:

	December 31, 2006	December 31, 2005
	(in thousands)
Over-collected balancing account 11/29/2001 to 12/31/2003, including interest	$(424)	(403)
Under-collected balancing account 01/01/2004 to 12/31/2004, including interest	826	786
Over-collected memorandum type balancing account 01/01/2005 to 12/31/2005	(146)	(139)
Over-collected memorandum type balancing account 01/01/2006 to 12/31/2006	(995)	—
Net (over)/under-collected balancing account	$(739)	244

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition,” when services have been rendered.

Metered revenue of San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) include billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. The estimate of the unbilled revenue is a management estimate utilizing certain sets of assumptions and conditions. The differences between production and billed sales, including an estimate of unaccounted for water using historical experience, is recorded as unbilled revenue. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services estimates are determined. As of December 31, 2006 and 2005, accrued unbilled revenue was $11,067,000 and $8,706,000, respectively. Unaccounted for water for both 2006 and 2005 approximated 5.2%, as a percentage of production.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services have been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

Recognition of Regulatory Assets and Liabilities

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Accounting for such costs and credits is based on management’s judgment that it is probable that these costs and credits are recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits and medical costs that have not passed through rates. The disallowance of any asset in future ratemaking purposes, including the deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized at December 31, 2006 and December 31, 2005. The net regulatory assets recorded by San Jose Water Company were $50,483,000 and $13,037,000 as of December 31, 2006 and 2005, respectively. As of December 31, 2006, San Jose Water Company has recorded its expected postretirement benefit plan liabilities and a corresponding regulatory asset relating to the implementation of the SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” including a reclassification of benefit obligations previously recorded to comprehensive income, in the amount of $3,666,000, resulting in an increase to regulatory assets of $38,410,000. As of December 31, 2005, San Jose Water Company has revised its deferred tax liabilities and regulatory assets related to property placed in service before the adoption by CPUC of full normalization for ratemaking purposes, resulting in an increase to deferred tax liabilities and regulatory assets of $5,804,000.

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

Pension Accounting

San Jose Water Company offers a defined benefit plan, an Executive Supplemental Retirement Plan and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increase received by the employees, mortality, turnover and medical costs. See assumptions and disclosures detailed in Note 11 of “Notes to Consolidated Financial Statements.”

San Jose Water Company, through its Retirement Plan Administrative Committee managed by representatives from the unions and management, establishes investment guidelines that require approximately 30% of the investments be in bonds or cash. As of December 31, 2006, the plan assets consist of approximately 35% bonds, 7% cash and 58% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distribution of assets are not considered highly volatile and sensitive to changes in market rates and prices.

The market values of the plan assets are marked to market at the measurement date. The investment trust assets incur unrealized market losses from time to time. As a result, the pension expense in 2006 included the amortization of unrealized market losses on pension assets. Unrealized market losses on pension assets are amortized over 13 years for actuarial expense calculation purposes. Market losses in 2005 increased pension expense by approximately $252,000 in 2006 and market losses in 2004 increased pension expense by approximately $114,000 in 2005.

San Jose Water Company utilizes each plan’s projected benefit stream in conjunction with the “above the median” Citigroup Pension Discount Curve, which is designed to reflect Aa corporate bond rates, in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date. The composite discount rate used was 6.00% and 5.75% for the years ending December 31, 2006 and 2005, respectively.

Recognition of Gain/Loss on Nonutility Property

In compliance with the Uniform System of Accounts prescribed by CPUC and conforming to generally-accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

Nonutility property in San Jose Water Company is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognized gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790. Nonutility property in SJW Land Company and Crystal Choice Water Service

LLC consists primarily of land, buildings, and water conditioning equipment. Net gains or losses from the sale of nonutility property are recorded as a component of other (expense) income in the consolidated statement of income and comprehensive income.

Results of Operations

SJW Corp.’s consolidated net income for the twelve months ending December 31, 2006 was $38,581,000, compared to $21,840,000 for the same period in 2005. The increase of $16,741,000, or 77% includes an after-tax gain of $16,355,000 from the sale of the SJW Land Company properties in the fourth quarter of 2006 and San Jose Water Company property in the first quarter of 2006. Please refer to Note 13, “Sale of Nonutility Property” under Notes to Consolidated Financial Statements.

Operating Revenue

Operating revenue by subsidiary was as follows:

Consolidated Operating Revenue

	2006	2005	2004
	(in thousands)
San Jose Water Company	$180,619	175,524	161,757
SJW Land Company	4,317	3,324	3,466
Crystal Choice Water Service LLC	1,112	1,257	1,688
Canyon Lake Water Service Company	3,190	—	—
	$189,238	180,105	166,911

Operating revenue increased $9,133,000 or 5% in 2006 compared to 2005, and $13,194,000 or 8% in 2005 compared to 2004.

The change in consolidated operating revenue was due to the following factors:

	2006 vs. 2005		2005 vs. 2004
	Increase/(decrease)		Increase/(decrease)
	(in thousands)
Consumption changes	$2,556	1%	$(5,786)	(3)%
New customers increase	3,120	2%	922	1%
Rate increases	2,609	1%	18,631	11%
Parking and lease	993	1%	(141)	—
Crystal Choice Water Service LLC	(145)	—	(432)	(1)%
	$9,133	5%	$13,194	8%

2006 vs. 2005

Consolidated operating revenue for 2006 increased by $9,133,000 or 5%. The revenue increase consists of $5,095,000 from San Jose Water Company, $993,000 from SJW Land Company and $3,190,000 as a result of the acquisition of Canyon Lake Water Supply Corporation on May 31, 2006. The revenue increases were offset by a $145,000 decrease in Crystal Choice Water Service LLC.

The revenue increase in San Jose Water Company was primarily the result of increases in rates, consumption and customers. The increase in SJW Land Company was primarily due to a $688,000 increase in rental income from the Arizona warehouse property acquired in June 2006 and a full year of rental income from the Texas property acquired in November 2005. Additionally, parking lot revenue increased $405,000 in 2006 due to the increased number of events at the HP Pavilion.

2005 vs. 2004

The revenue increase consists of $13,767,000 from San Jose Water Company and offset by a decrease of $573,000 from SJW Land Company and Crystal Choice Water Service LLC. The increase in revenue in San Jose Water Company was primarily due to cumulative rate increases from January through July 2005, which was partially offset by a decrease in customer consumption. The rate increases resulted from San Jose Water Company’s general rate case application in 2004 and an offset rate increase for production costs adjustments in July 2005. San Jose Water Company is allowed to recover via a twelve month quantity rate surcharge authorized by the CPUC effective January 1, 2005, approximately $4,968,000 of under-collected revenue due to regulatory delay in implementation of new rates in 2004. The surcharge is non-recurring and expired on December 31, 2005.

SJW Land Company’s revenue decreased $141,000 from prior year as a result of lower parking revenue primarily due to the reduction in the number of events at the HP Pavilion resulting from the National Hockey League lockout. Crystal Choice Water Service LLC revenue decreased $432,000 due to lower equipment sales.

Water Utility Services Operating Revenue and Customer Counts

The following table represents operating revenues and number of customers by customer group of the Water Utility Services:

Operating Revenue by Customer Group

	2006	2005	2004
	(in thousands)
Residential and business	$169,251	161,619	148,325
Industrial	1,115	1,042	1,083
Public authorities	8,903	8,903	8,832
Others	4,540	3,960	3,517
	$183,809	175,524	161,757

Number of Customers

	2006	2005	2004
Residential and business	226,332	217,192	215,624
Industrial	83	85	89
Public authorities	1,725	1,715	1,715
Others	3,560	3,408	3,372
	231,700	222,400	220,800

Operating Expense

Operating expense by subsidiary was as follows:

Operating Expense by Subsidiary

	2006	2005	2004
	(in thousands)
San Jose Water Company	$150,576	147,244	138,188
SJW Land Company	2,403	1,686	2,098
Crystal Choice Water Service LLC	1,421	1,596	1,728
SJW Corp.	662	562	780
Canyon Lake Water Service Company	2,623	—	—
	$157,685	151,088	142,794

Operating expense increased $6,597,000 or 4% in 2006 compared to 2005, and $8,294,000 or 6% in 2005 compared to 2004.

The change in operating expense was due to the following:

	2006 vs. 2005 Increase (decrease)		2005 vs. 2004 Increase (decrease)
	(in thousands)
Water Production Costs:
Change in surface water supply	$(2,209)	(1)%	$(1,033)	(1)%
Usage and new customers	1,661	1%	(4,460)	(3)%
Purchased water and groundwater extraction charge price increase	2,448	2%	3,292	2%
Energy prices	270	—	330	1%
Total water production costs	2,170	2%	(1,871)	(1)%
Administrative and general	411	—	3,412	2%
Other operating expense	912	1%	1,291	1%
Maintenance	714	—	801	1%
Property taxes and other non-income taxes	220	—	359	—
Depreciation and amortization	1,645	1%	1,173	1%
Income taxes	525	—	3,129	2%
	$6,597	4%	$8,294	6%

The various components of operating expenses are discussed below.

Water production costs

2006 vs. 2005

Water production costs increased $2,170,000 primarily due to increases in the cost of purchased water and pump taxes charged to San Jose Water Company by the SCVWD, increase in usage and higher energy costs. The increases were offset by the greater availability of the less costly surface water resulting from significant rainfall in 2006. Approximately $267,000 of the increases in purchased water and $235,000 of the increase in power costs were attributable to CLWSC. Water production in 2006 increased 1,104 million gallons from 2005, which was consistent with customer consumption.

2005 vs. 2004

Total water production costs decreased $1,871,000 in 2005 primarily due to a decrease in customer usage and the greater availability of the less costly surface water resulting from increased rainfall in 2005. These decreases were partially offset by increases in rates for purchased water and groundwater extraction charge from the SCVWD commencing in July 2005 and a slight increase in energy costs. Water production decreased 2,884 million gallons in 2005 from 2004, which was consistent with customer consumption.

Sources of Water Supply

The following table represents the sources of water supply for the Water Utility Services:

	Source of Water Supply
	2006	2005	2004
	(million gallons) (MG)
Purchased water	27,722	29,215	28,243
Ground water	14,488	13,649	18,109
Surface water	6,684	4,938	4,258
Reclaimed water	408	396	472
	49,302	48,198	51,082
Average water production cost per MG	$1,396	1,382	1,341

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from SCVWD. Surface water is the least expensive source of water. Increases in surface water availability in 2006 decreased water production costs by approximately $2,209,000. CLWSC’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by ground water pumped from wells.

Water production in 2006 for water utility services increased 1,104 million gallons from 2005, of which 643 million gallons was attributable to CLWSC. Water production in 2005 decreased 2,884 million gallons from 2004. The changes in water production are consistent with the related operating expenses.

Other Operating Expense and Administrative and General

The following table represents components of other operating expense and administrative and general:

	2006	2005	2004
	(in thousands)
Water supply	$1,197	966	746
Water treatment and quality	2,131	2,033	1,487
Pumping	1,913	1,639	1,461
Transmission and distribution	3,430	3,401	3,143
Customer accounts	4,820	4,824	4,590
Other	1,604	1,320	1,465
Subtotal—Other operating expenses	15,095	14,183	12,892
Administrative and general	21,108	20,697	17,285
Other operating expenses and administrative and general	$36,203	34,880	30,177

2006 vs. 2005

Administrative, general and other operating expense increased $1,323,000 in 2006 or 4% in comparison to 2005. The increase consisted primarily of:  (1) $1,279,000 in expenses as a result of the acquisition of Canyon Lake Water Supply Corporation on May 31, 2006, (2) $747,000 in salaries, wages, medical benefits and other employee benefits in accordance with bargaining unit wage escalation and new hires which were incurred in all departments and (3) $262,000 in miscellaneous general office supplies and services. These increases were partially offset by a decrease of $368,000 in property and liability insurance and refunds totaling $618,000 from prior year’s workers compensation premiums.

2005 vs. 2004

Administrative, general and other operating expenses increased $4,703,000 in 2005 or 15% in comparison to 2004. The increase consisted primarily of: (1) $1,254,000 in pension costs as a result of benefit plan enhancements, (2) $1,133,000 in salaries, wages, medical benefits and other compensation in accordance with bargaining unit wage escalation and new hires which were incurred in all departments, (3) $1,197,000 in contracted work due to increased maintenance, security and watershed management, and (4) $381,000 in accounting fees due to audit related services resulting from compliance with the Sarbanes-Oxley Act.

Maintenance Expense

Maintenance expense in 2006 increased $714,000 or 8% in comparison to 2005, and $801,000 in 2005 or 9% in comparison to 2004. The level of maintenance expense varied with the level of public work projects instituted by the government, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.’s facilities.

Property Taxes and Other Non-income Taxes

Property taxes and other non-income taxes for 2006 and 2005 increased $220,000 and $359,000, respectively, primarily due to increased utility property placed in service and increased labor costs. The acquisition of Canyon Lake Water Supply Corporation accounted for approximately $83,000 of the increase in 2006.

Depreciation

Depreciation expense increased $1,645,000 or 8% in 2006 in comparison to 2005 due to higher investment in utility plant and the acquisition of Canyon Lake Water Supply Corporation. Depreciation expense increased $1,173,000 or 6% in 2005 in comparison to 2004 due to higher investment in utility plant.

Income Tax Expense

Income tax expense for 2006 was $15,298,000 excluding taxes on the gain of sale of nonutility property of $11,248,000, compared to $14,773,000 for 2005, excluding taxes on the gain on sale of nonutility property of $761,000.

The effective consolidated income tax rates for 2006, 2005 and 2004 were 41%, 42% and 42%, respectively. The higher effective income tax rate for years 2005 and 2004 was due to the amount of reversal of certain income tax benefits resulting from accelerated tax depreciation. In 2006, tax benefits associated with the disposition of assets reduced the effective tax rate to 41%. Refer to Note 5, “Income Taxes” of Notes to Consolidated Financial Statements for the reconciliation of actual income tax expense to expected income taxes.

Other Income and Expense

Other income for the year ended December 31, 2006 included an after-tax gain of $16,355,000 related to the sale of three properties. In January 2006, SJW Land Company and San Jose Water Company sold approximately one acre of nonutility property, resulting in an after-tax gain of $1,535,000. In December 2006, SJW Land Company sold two nonutility properties totaling approximately 6.7 acres resulting in an after-tax gain of $14,820,000. Please refer to Note 13, “Sale of Nonutility Property,” under Notes to Consolidated Financial Statements.

Interest expense, including interest on long-term debt and mortgages, increased $932,000 or 9% in 2006 compared to 2005. In 2006, SJW Land Company obtained a mortgage loan of approximately $3,825,000 for the acquisition of the Arizona warehouse property. SJWTX Water, Inc. issued a senior note in the amount of $15,000,000. In 2005, San Jose Water Company received a $2,007,000 loan from the California Department of Water Resources for modifications made to San Jose Water Company’s Saratoga Water Treatment Plant. SJW Corp.’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs was 7.3%, 7.4% and 7.5% for the years ended December 31, 2006, 2005 and 2004, respectively.

On November 23, 2004, SJW Land Company recognized a condemnation gain of $3,776,000, net of taxes of $2,624,000, from a settlement reached with the Valley Transportation Authority on the use of 1.2 acres of its parking lot property for the development of a light rail station.

Other comprehensive income in 2006 was $5,081,000 which was primarily due to an increase in the market value of the investment in California Water Service Group of approximately $1,408,000 and the recognition of $3,666,000 transferred from accumulated other comprehensive loss to regulatory assets due to the implementation of the Financial Accounting Standards Board Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (see Note 11). In contrast, the decrease in comprehensive income of $1,908,000 in 2005 was primarily due to the decrease in the market value of the investment in California Water Service Group and increased postretirement benefit obligations.

Liquidity and Capital Resources:

Water Utility Services budgeted capital expenditures for 2007, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2007
	(in thousands)
Water treatment	$225	1%
Reservoirs and tanks	3,350	6%
Source of supply	3,029	5%
Pump stations and equipment	2,843	5%
Distribution system	26,293	47%
Facility plan projects	14,207	25%
Equipment and other	5,969	11%
	$55,916	100%

The 2007 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $26,293,000 is approximately $18,000,000 that will be spent to replace San Jose Water Company’s pipes and mains, which is funded through internally generated funds and borrowings. CLWSC’s capital budget in 2007 is approximately $1,313,000 and is included in the above table. In addition, not included in the table shown above, CLWSC has approximately $10,000,000 in budgeted capital expenditures from 2006, primarily for the construction of a treatment plant, which will be completed in 2007.

Starting in 1997, San Jose Water Company began a four-phased Infrastructure Study establishing a systematic approach to replace its utility facilities. Phases I and II of the Infrastructure Study analyzed the company’s pipes and mains. Phases III and IV examined all other utility facilities. The Infrastructure Study was completed in July 2002 and is being used as a guide for future capital improvement programs and will serve as the master plan for the company’s replacement program for the next 20 years.

The Water Utility Services capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. The Water Utility Services expects to incur approximately $265,885,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems, over the next five years, exclusive of customer contributions and advances. The Water Utility Services actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions by several million dollars as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

In 2006, SJW Corp. did not make any additional investment in Crystal Choice Water Service LLC related to its 75% share of capital investment.

In 2006, the common dividends declared and paid on SJW Corp.’s common stock represented 27% (46% without gain) of net income for 2006 which includes the gain on sale of nonutility property, net of taxes, of $16,355,000. Historically, SJW Corp. has maintained its dividend payout ratio at approximately 50% of its earnings.

Historically, San Jose Water Company’s write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Sources of Capital

San Jose Water Company

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. The average borrowing rate of San Jose Water Company’s long-term debt is 7.52%.

Company internally-generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company’s capital expenditure. Funding for its future capital expenditure program will be provided primarily through internally-generated funds and long-term debt and will be consistent with the regulator’s guidelines.

San Jose Water Company has outstanding $130,000,000 of unsecured senior notes as of December 31, 2006. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2006, San Jose Water Company’s funded debt was 45% of total capitalization and the net income available for interest charges was 508% of interest charges.

San Jose Water Company received a $1,967,000 loan from the California Department of Water Resources’ Safe Drinking Water State Revolving Fund (“SDWSRF”) for the retrofit of San Jose Water Company’s water treatment plant. Terms of this loan require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39%.

In 2004, the California Department of Water Resources approved San Jose Water Company’s application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of 20 years at an interest rate of 2.60%. Funds in the above amount will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2007 when all documentation has been completed.

SJW Land Company

As of December 31, 2006, SJW Land Company’s outstanding balance on executed mortgages totaled $13,011,000 as a result of acquiring properties in various states. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties.

In June 2006, SJW Land Company borrowed approximately $3,825,000 in connection with the purchase of the Phoenix, Arizona warehouse property, which is included in the total executed mortgages noted above. The mortgage is due in 10 years, amortized over 25 years with a fixed interest rate of 6.09% and is secured by the respective property. The loan agreement generally restricts the company from prepayment in the first three years and requires submission of periodic financial reports as part of the loan covenants. The property was leased to a multinational company for 13 years. The average borrowing rate of SJW Land Company mortgages is 6.43%.

As of December 31, 2006, SJW Land Company also has an outstanding mortgage loan in the amount of $4,099,000 borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage loan is due April 2011 and is amortized over 25 years with an interest rate of 7.8%. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company.

SJWTX Water, Inc.

On November 2, 2006, SJWTX Water, Inc., doing business as Canyon Lake Water Service Company, issued senior notes, Series A, of $15,000,000 at 6.27%. The senior note agreement has terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and, (2) the minimum net worth of SJW Corp. becomes less than $125,000,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005.

SJW Corp. and its Subsidiaries

SJW Corp. and its subsidiaries consolidated long-term debt was 42% of total capitalization as of December 31, 2006. Management believes that the company is capable of obtaining future long-term capital to fund regulated and nonregulated growth opportunities and capital expenditure requirements.

SJW Corp. and its subsidiaries have an unsecured line of credit available allowing aggregate short-term borrowings of up to $35,000,000 at rates that approximate the bank’s prime or reference rate. At December 31, 2006, SJW Corp. and its subsidiaries had available unused short-term bank line of credit of $19,500,000. The cost of borrowing averaged 6.37% for 2006. The line of credit expires on June 1, 2008.

Off-Balance Sheet Arrangement/Contractual Obligations

SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or fully disclosed in the Notes to Consolidated Financial Statements.

SJW Corp.’s contractual obligation and commitments as of December 31, 2006 are as follows:

	Contractual Obligations Due in
	Total	Less than 1 Year	1-5 Years	After 5 Years
	(in thousands)
Senior notes, San Jose Water Company and SJWTX Water, Inc.	$145,000	—	—	145,000
SJW Land Company mortgages	13,011	288	1,342	11,381
Advance for construction, San Jose Water Company	67,955	2,132	8,092	57,731
SDWSRF loan, San Jose Water Company	1,967	80	340	1,547
SJWTX Water, Inc. note payable	56	9	47	—
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	4,099	93	4,006	—
Total contractual cash obligation	$232,088	2,602	13,827	215,659
Total interest obligations	$222,337	11,671	46,247	164,419

In addition to the obligations listed above, San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000,000 in support of its $1,967,000 Safe Drinking Water State Revolving Fund loan which was funded in 2005. The letter of credit automatically renews for one year each December and the amount of coverage can be reduced as the principal balance decreases.

San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2006, 2005 and 2004, San Jose Water Company purchased from SCVWD 21,500 million gallons ($34,500,000), 22,400 million gallons ($34,500,000) and 21,500 million gallons ($31,500,000), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 20,200 million gallons ($33,200,000) of water at the current contract water rate of $1,642 per million gallons, from SCVWD in the contract year ending June 30, 2007. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis and if the water supply is available from SCVWD. The contract water rates are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rates for SCVWD’s fiscal year ended 2007, 2006 and 2005 were $1,642, $1,565 and $1,519, per million gallons, respectively.

San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2006, San Jose Water Company contributed $4,700,000 and $343,000 to the pension plan and other postretirement benefit plan, respectively. In 2007, San Jose Water Company expects to make a contribution of $3,200,000 and $340,000 to the pension plan and other post retirement benefit plan, respectively. The amount of required contributions for years thereafter is not actuarially determinable.

San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement contracts, an Executive Supplemental Retirement Plan and an Executive Special Deferral Election Plan. Under these benefit plans, San Jose Water Company is committed to pay approximately the aggregate of $252,000 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.

CLWSC purchases water from GBRA under terms of agreements expiring in 2044 and 2050. The agreements, which are take or pay contracts, provide CLWSC 6,000 acre feet of water supply from GBRA. The water rate may be adjusted by GBRA at any time, provided they give CLWSC 60 days’ written notice on the proposed adjustment.

444 West Santa Clara Street, L.P.

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

Impact of Recent Accounting Pronouncements

Effective January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment,” as discussed in Note 12 of SJW Corp.’s accompanying consolidated financial statements.

Effective December 31, 2006, SJW Corp. adopted Financial Accounting Standards Board Statement No. 158 (“Statement 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” as discussed in Note 11 of SJW Corp.’s accompanying consolidated financial statements.

Effective December 31, 2006, SJW Corp. adopted the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” as discussed in Note 1 of SJW Corp.’s accompanying consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“Interpretation 48”), “Accounting for Uncertainty in Income Taxes.” Interpretation 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. This interpretation is effective for periods beginning after December 15, 2006. SJW Corp. has evaluated the impact of Interpretation 48 and the effect is considered not material to SJW Corp.’s financial position, results of operations and cash flow.

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

We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. In addition, effective December 31, 2006, the Company adopted the initial funded status and related disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of quantifying financial statement errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of SJW Corp. and subsidiaries as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 8, 2007

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
SJW Corp.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that SJW Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SJW Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that SJW Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SJW Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
March 8, 2007

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Utility plant:
Land	$4,837	1,735
Depreciable plant and equipment	716,679	648,931
Construction in progress	10,863	5,611
Intangible Assets	8,040	7,840
	740,419	664,117
Less accumulated depreciation and amortization	234,173	208,909
	506,246	455,208
Nonutility property	43,868	38,720
Less accumulated depreciation and amortization	3,303	3,870
	40,565	34,850
Current assets:
Cash and cash equivalents	3,788	9,398
Accounts receivable:
Customers, net of allowances for uncollectible accounts	9,861	9,701
Other	1,028	1,444
Accrued unbilled utility revenue	11,067	8,706
Sale proceeds held in trust account	31,261	—
Materials and supplies	932	624
Prepaid expenses	1,538	1,819
	59,475	31,692
Other assets:
Investment in California Water Service Group	44,438	42,051
Unamortized debt issuance and reacquisition costs	3,220	3,131
Regulatory assets	50,483	13,037
Intangible pension asset	—	3,953
Other	1,437	3,787
	99,578	65,959
	$705,864	587,709

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2006	2005
Capitalization and Liabilities
Capitalization:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,281,769 shares in 2006 and 18,270,882 shares in 2005	$9,522	9,516
Additional paid-in capital	16,267	15,368
Retained earnings	186,876	160,588
Accumulated other comprehensive income	15,517	10,436
Total shareholders’ equity	228,182	195,908
Long-term debt, less current portion	163,648	145,279
	391,830	341,187
Current liabilities:
Line of credit	15,500	—
Current portion of long-term debt	485	334
Accrued pump taxes and purchased water	4,244	3,985
Purchased power	301	804
Accounts payable	7,267	5,120
Accrued interest	3,871	3,618
Accrued taxes	—	1,619
Accrued payroll	1,432	1,192
Work order deposit	417	486
Other current liabilities	3,729	3,454
	37,246	20,612
Deferred income taxes	81,552	52,246
Unamortized investment tax credits	1,795	1,854
Advances for construction	67,955	69,964
Contributions in aid of construction	95,225	84,271
Deferred revenue	1,262	1,273
Postretirement benefit plans	26,298	13,978
Other noncurrent liabilities	2,701	2,324
Commitments and contingencies	—	—
	$705,864	587,709

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2006	2005	2004
Operating revenue	$189,238	180,105	166,911
Operating expense:
Operation:
Purchased water	44,896	44,953	41,220
Power	5,170	4,318	5,511
Pump taxes	18,737	17,362	21,773
Total production costs	68,803	66,633	68,504
Administrative and general	21,108	20,697	17,285
Other	15,095	14,183	12,892
Maintenance	10,189	9,475	8,674
Property taxes and other nonincome taxes	5,893	5,673	5,314
Depreciation and amortization	21,299	19,654	18,481
Income taxes	15,298	14,773	11,644
Total operating expense	157,685	151,088	142,794
Operating income	31,553	29,017	24,117
Other (expense) income:
Interest on senior notes	(9,292)	(9,283)	(9,247)
Mortgage and other interest expense	(1,833)	(910)	(923)
Condemnation gain, net of taxes of $2,624	—	—	3,776
Gain on sale of nonutility property, net of taxes of $11,248 in 2006 and $761 in 2005	16,355	1,095	—
Dividends	1,265	1,254	1,243
Other, net	533	667	820
Net income	$38,581	21,840	19,786
Other comprehensive income (loss):
Unrealized income on investment, net of taxes of $984 in 2006, $262 in 2005 and $4,622 in 2004	1,415	376	6,652
Minimum pension liability adjustment, net of taxes of $2,521 in 2006, $1,570 in 2005 and $188 in 2004	3,666	(2,284)	273
Other comprehensive income (loss)	5,081	(1,908)	6,925
Comprehensive income	$43,662	19,932	26,711
Earnings per share
—Basic	$2.11	1.20	1.08
—Diluted	$2.08	1.18	1.08
Weighted average shares outstanding
—Basic	18,275,505	18,271,280	18,273,198
—Diluted	18,528,896	18,480,202	18,394,842

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity
Balances, December 31, 2003	$9,516	$13,375	$138,058	$5,419	$166,368
Net income			19,786		19,786
Other comprehensive income
Unrealized gain on investment, net of tax effect of $4,622				6,652	6,652
Minimum pension liability adjustment, net of tax effect of $188				273	273
Comprehensive income					26,711
Stock-based compensation		1,056			1,056
Stock option exercise		19			19
Common stock buyback		(144)			(144)
Dividends paid ($.51 per share)			(9,319)		(9,319)
Balances, December 31, 2004	$9,516	$14,306	$148,525	$12,344	$184,691
Net income			21,840		21,840
Other comprehensive income
Unrealized gain on investment, net of tax effect of $262				376	376
Minimum pension liability adjustment, net of tax effect of $1,570				(2,284)	(2,284)
Comprehensive income					19,932
Stock-based compensation		1,210			1,210
Stock option exercise		37			37
Common stock buyback		(185)			(185)
Dividends paid ($.53 per share)			(9,777)		(9,777)
Balances, December 31, 2005	$9,516	$15,368	$160,588	$10,436	$195,908
Cumulative effect of adoption of SAB 108 (see Note 1)			(1,744)		(1,744)
Adjusted balances as of January 1, 2006	9,516	15,368	158,844	10,436	194,164
Net income			38,581		38,581
Other comprehensive income
Unrealized gain on investment, net of tax effect of $984				1,415	1,415
Reclassification of minimum pension liability to Regulatory Asset, net of tax effect of $2,521, inconjunction with the implementation of SFAS 158 (see Note 11)				3,666	3,666
Comprehensive income					43,662
Stock-based compensation		633			633
Stock option exercise	1	35			36
Employee stock purchase plan	5	231			236
Dividends paid ($.57 per share)			(10,549)		(10,549)
Balances, December 31, 2006	$9,522	$16,267	$186,876	$15,517	$228,182

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2006	2005	2004
Operating activities:
Net income	$38,581	21,840	19,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,299	19,654	18,481
Deferred income taxes	10,773	1,918	16,909
Stock-based compensation	892	1,210	1,056
Tax benefit from stock options	—	16	12
Condemnation gain, net of taxes	—	—	(3,776)
Gain on sale of nonutility property, net of taxes	(16,355)	(1,095)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued utility revenue	(1,570)	(4,591)	(217)
Accounts payable, purchased power and other current liabilities	1,488	4,504	(440)
Accrued pump taxes and purchased water	260	129	632
Accrued taxes	(1,697)	730	423
Accrued interest	253	(1)	—
Accrued payroll	(95)	460	307
Work order deposits	(69)	(287)	(738)
Prepaid expenses and materials and supplies	(176)	(83)	(192)
Deferred Revenue	(10)	(10)	(46)
Postretirement benefits	13,085	3,854	2,503
Regulatory assets	(30,153)	(4,973)	(6,887)
Other noncurrent assets and noncurrent liabilities	8,530	(1,436)	(7,154)
Other changes, net	(512)	782	584
Net cash provided by operating activities	44,524	42,621	41,243
Investing activities:
Additions to utility plant	(58,028)	(46,445)	(40,375)
Additions to nonutility property	(12,718)	(5,324)	(1,888)
Cost to retire utility plant, net of salvage	(1,013)	(158)	(1,398)
Payments for business acquistions, net of cash acquired	4,083	—	—
Proceeds from condemnation, net of legal fees	—	—	8,177
Proceeds from sale of nonutility property	33,632	3,414	—
Sale proceeds held in trust account	(31,261)	—	—
Net cash used in investing activities	(65,305)	(48,513)	(35,484)
Financing activities:
Cancellation of Canyon Lake Water Supply Corporation bonds	(19,951)	—	—
Borrowings from line of credit	37,000	—	—
Repayments of line of credit	(21,500)	—	—
Long-term borrowings	18,855	2,007	—
Repayments of long-term borrowings	(334)	(273)	(252)
Dividends paid	(10,326)	(9,777)	(9,319)
Common stock buyback	—	(185)	(144)
Exercise of stock options	10	21	7
Receipts of advances and contributions in aid of construction	13,443	14,732	6,680
Refunds of advances for construction	(2,026)	(2,134)	(2,110)
Net cash (used in) provided by financing activities	15,171	4,391	(5,138)
Net change in cash and cash equivalents	(5,610)	(1,501)	621
Cash and cash equivalents, beginning of year	9,398	10,899	10,278
Cash and cash equivalents, end of year	$3,788	9,398	10,899
Cash paid during the year for:
Interest	$11,332	10,490	10,504
Income taxes	$17,158	16,558	5,286

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIAIRES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except share data)

Note 1.   Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated on consolidation. A subsidiary in which SJW Corp. has a controlling interest is consolidated in the financial statements with the minority interest included as “other” in the Consolidated Statements of Income and Comprehensive Income and in “other non-current liabilities” in the Consolidated Balance Sheets.

SJW Corp.’s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company’s accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (“CPUC”) and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 92% of San Jose Water Company’s revenues are derived from the sale of water to residential and business customers.

SJWTX Water, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), a 95% majority owned subsidiary, was incorporated in September 2005. On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC provides service to approximately 7,400 connections that serve approximately 22,000 residents in a service area comprising more than 320 square miles in the region between San Antonio and Austin, Texas (see Note 17).

SJW Land Company owned and operated parking facilities, which are located adjacent to San Jose Water Company’s headquarters and the HP Pavilion in San Jose, California, until December 15, 2006 when the nonutility properties were sold to Adobe Systems Incorporated for an aggregate purchase price of $32,500. SJW Land Company also owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of Florida, Connecticut, Arizona, and Texas and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P., which is accounted for under the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (see Note 9).

Crystal Choice Water Service LLC, a 75% majority owned limited liability subsidiary formed in January 2001, engaged in the sale and rental of water conditioning equipment in the metropolitan San Jose area. As of January 31, 2007, substantially all the assets of Crystal Choice Water Service LLC were sold (see Note 18).

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

Utility Plant

The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2006, 2005 and 2004 was $458, $336 and $341, respectively. Construction in progress was $10,863 and $5,611 at December 31, 2006 and 2005, respectively.

The major components of depreciable plant and equipment as of December 31, 2006 and 2005 are as follows:

	2006	2005
Equipment	$121,733	108,628
Transmission and distribution	565,824	513,321
Office buildings and other structures	29,122	26,982
Total depreciable plant and equipment	$716,679	648,931

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2006, 2005 and 2004, depreciation expense was approximately 3.6% of the beginning of the year balance of depreciable plant for all years excluding certain items credited to depreciation expense. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized. Depreciation expense for utility plant for the years ended December 31, 2006, 2005 and 2004 was $20,095, $18,654 and $17,498, respectively.

Utility Plant Intangible Assets

All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years.

Nonutility Property

Nonutility property is recorded at cost and consists primarily of land, buildings and water conditioning equipment. The major components of nonutility property as of December 31, 2006 and 2005 are as follows:

	2006	2005
Land	$8,947	9,907
Buildings and improvements	34,690	28,582
Intangibles	231	231
Total nonutility property	$43,868	38,720

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 39 years.

Land and buildings and improvements include assets held for lease of $41,804 and $29,176 as of December 31, 2006 and 2005, respectively.

Impairment of Long-Lived Assets

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-lived assets of SJW Corp. are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. Long-lived assets consist primarily of utility plant in service, nonutility property, intangible assets, and regulatory assets.

Cash and Cash Equivalents

Cash and cash equivalents include certain highly liquid investments with remaining maturities at date of purchase of three months or less. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The cash and cash equivalents balance as of December 31, 2006 was $3,788 which is cash deposited in a bank. The cash and cash equivalents balance as of December 31, 2005 was $9,398 which included $8,397 cash deposited in a bank and $1,001 in short-term investments, consisting primarily of one bond.

Sale Proceeds Held in Trust Account

On December 15, 2006, SJW Land Company sold nonutility properties to Adobe Systems Incorporated for an aggregate purchase price of $32,500. The proceeds from the transaction were placed in a trust account to enable SJW Land Company to have the time to identify replacement property in which to reinvest the proceeds and qualify the transaction as a like-kind property exchange for federal income tax purposes.

Financial Instruments

The carrying amount of SJW Corp.’s current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented due to the short maturity of the instruments. The fair market value of long-term debt is discussed in Note 4.

Investment in California Water Service Group

SJW Corp.’s investment in California Water Service Group is accounted for under SFAS 115, “Accounting for Marketable Securities,” as an available-for-sale marketable security. The investment is recorded on the Consolidated Balance Sheet at quoted market price with the change in unrealized gain or loss reported as other comprehensive income.

Other Assets

Debt reacquisition costs are amortized over the term of the related debt. Debt issuance costs are amortized to interest expense in the Statements of Income and Comprehensive Income.

Regulatory Assets and Liabilities

San Jose Water Company records regulatory assets for future revenues expected to be realized in customers’ rates when certain items are recognized as expenses for ratemaking purposes. The income tax temporary differences relate primarily to the difference between book and income tax depreciation on utility plant that was placed in service before CPUC adopted normalization for ratemaking purposes. Previously the tax effect was passed onto customers. In the future, when such timing differences reverse, San Jose Water Company believes it is probable that it will be able to include the impact of the deferred tax reversal in customer rates. The differences will reverse over the remaining book lives of the related assets. Although realization is not assured, management believes it is more likely than not that all of the regulatory asset will be realized.

Upon the implementation of the Financial Accounting Standards Board Statement No. 158 (“Statement 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” San Jose Water Company recorded regulatory assets related to projected benefit obligations on postretirement pension and other medical benefits of $38,410.

In addition, regulatory assets include items that are not recognized for ratemaking purposes, such as certain expenses related to postretirement benefits and asset retirement obligations, which are expected to be recoverable in future customer rates.

Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset. San Jose Water Company continually evaluates the recoverability of regulatory assets by assessing whether the amortization of the balance over the remaining life can be recovered through expected and undiscounted future cash flows.

Regulatory liabilities reflect temporary differences provided at higher than the current tax rate, which will flow through to future ratepayers, and unamortized investment tax credits.

Regulatory assets and liabilities are comprised of the following as of December 31:

	2006	2005
Regulatory assets:
Income tax temporary differences	$12,740	13,889
Asset retirement obligation	1,301	1,220
Postretirement pensions and other medical benefits	38,410	—
Total regulatory assets	$52,451	15,109
Regulatory liabilities:
Future tax benefits to ratepayers	$1,968	2,072
Net Regulatory Assets included in Balance Sheet	$50,483	13,037

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

To the extent permitted by CPUC, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“Interpretation 48”), “Accounting for Uncertainty in Income Taxes.” Interpretation 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. This Interpretation is effective for periods beginning after December 15, 2006. SJW Corp. has evaluated the impact of Interpretation 48 and the effect is considered not material to SJW Corp.’s financial position, results of operations and cash flow.

Advances for Construction and Contributions in Aid of Construction

Customer advances for construction received after 1981 are being refunded ratably over 40 years. Customer advances prior to 1982 are refunded based on 22% of related revenues. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2007	$2,132
2008	2,075
2009	2,025
2010	2,000
2011	1,991
Thereafter	57,732

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

Asset Retirement Obligation

SJW Corp.’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells, which by law, the wells need to be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2006 and 2005, the asset retirement obligation is as follows:

	2006	2005
Retirement obligation	$4,427	4,492
Discount rate	6%	6%
Present value	771	723
Deferred tax	530	497
Regulatory asset	$1,301	1,220

Revenue

SJW Corp. recognizes its regulated and nonregulated revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition,” when services have been rendered.

Metered revenue of San Jose Water Company and Canyon Lake Water Service Company (together referred to as the “Water Utility Services”) include billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services reads the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Revenue from the meter reading date to the end of the accounting period is estimated based on historical usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revisions to Water Utility Services estimates are determined. Operating revenue in 2006, 2005 and 2004 includes $4,045, $3,891 and $3,807, respectively, from the operation of the City of Cupertino municipal water system.

Revenue from San Jose Water Company’s nonregulated utility operations, billing or maintenance agreements is recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the lease or when parking services has been rendered. Revenue from Crystal Choice Water Service LLC is recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment.

Balancing Account

CPUC establishes the balancing account mechanism to track the under-collection and over-collection of CPUC authorized revenue associated with expense changes for purchased water, purchased power and groundwater extraction charge. Since the balances have to be approved by CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until CPUC authorizes the change in customers’ rates. The balancing account had a net over-collected balance of $739 as of December 31, 2006 and a net under-collected balance of $244 as of December 31, 2005.

Pension Accounting

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158 (“Statement 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” As of December 31, 2006, SJW Corp. adopted Statement 158. Statement 158 requires employers to recognize on their balance sheets the funded status of pensions and other postretirement benefit plans.

Share-Based Payment

Effective January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified prospective method of transition. Previously, awards were accounted for using SFAS No. 123. SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions, to compute the fair value of options at grant date, the fair value of options granted and is the basis for the share-based compensation for financial reporting purposes. In addition, SJW Corp. now estimates forfeitures for the share-based awards that are not expected to vest.

Maintenance Expense

Planned major maintenance projects are charged to expense as incurred. SJW Corp. does not accrue maintenance costs prior to periods in which they are incurred.

Earnings per Share

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp.’s Long-Term Incentive Plan, and income available to common shareholders. Anti-dilutive restricted common stock units and stock options of 104 and 3,956 as of December 31, 2006 and 2005, respectively, were excluded from the dilutive calculation. There were no anti-dilutive restricted common stock units in 2004.

Retained Earnings

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential accounting misstatement. SJW Corp. had goodwill, included in other assets, in the amount of $1,744 representing the excess of cost over the fair market value of assets acquired in a 1992 acquisition. The assets acquired consisted of a small business and shares of California Water Service Group stock. The business was subsequently sold in 1995 and the goodwill remained on the balance sheet in error within “Other” in “Other Assets.” SJW Corp. elected to adjust the prior year error by recording $1,744 as a cumulative effect adjustment to beginning retained earnings. The error had previously been considered immaterial to SJW Corp.’s consolidated financial statements.

Note 2.   Capitalization

SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2006 and 2005, 18,281,769 and 18,270,882, respectively, shares of common stock were issued and outstanding.

On April 29, 2004, the Board of Directors of SJW Corp. authorized a stock repurchase program to repurchase up to 200,000 shares of its outstanding common stock over a 36-month period following its announcement. In 2006, SJW Corp. did not repurchase any outstanding common stock from the open market. As of December 31, 2005 and 2004, SJW Corp. repurchased 9,472 and 8,590 shares, respectively, of its outstanding common stock at the prevailing market price in the open market at an aggregate cost of $185 and $144, respectively. All repurchased shares have been cancelled and are considered authorized and unissued. The maximum number of shares that may yet be purchased under the stock repurchase program is 181,938.

At December 31, 2006 and 2005, 176,407 shares of preferred stock of $25 par value per share were authorized. At December 31, 2006 and 2005, none were outstanding.

On January 31, 2006, SJW Corp. declared a two-for-one split on the Corporation’s common stock for holders of record on March 2, 2006. In connection with the stock split, the number of shares of common stock increased from 18,000,000 to 36,000,000 and the par value of each share of common stock decreased from $1.042 to $0.521.

Note 3.   Line Of Credit

SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $35,000. This line of credit bears interest at variable rates and expires on June 1, 2008. As of December 31, 2006, SJW Corp. has an outstanding balance on the line of credit of $15,500. SJW Corp. had no borrowings under the line of credit during the 2005 fiscal year. Cost of borrowing averaged 6.37% for 2006.

San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000 in support of its Safe Drinking Water State Revolving Fund loan which was funded in 2005. The letter of credit automatically renews for one year each December unless the issuing bank elects not to renew it, and the amount of coverage can be reduced as the loan principal balance decreases.

Note 4.   Long-Term Debt

Long-term debt as of December 31 was as follows:

Description	Due Date	2006	2005
Senior notes, San Jose Water Company:
A 8.58%	2022	$20,000	20,000
B 7.37%	2024	30,000	30,000
C 9.45%	2020	10,000	10,000
D 7.15%	2026	15,000	15,000
E 6.81%	2028	15,000	15,000
F 7.20%	2031	20,000	20,000
G 5.93%	2033	20,000	20,000
SJWTX Water, Inc. Series A 6.27%	2036	15,000	—
Total senior notes		$145,000	130,000
Mortgage loans 5.96% - 6.09%	2016	13,011	9,420
444 West Santa Clara Street, L.P. 7.80% (non-recourse to SJW Land Company)	2011	4,099	4,186
SDWSRF loan 2.39%, San Jose Water Company	2026	1,967	2,007
Other long-term debt 5.90%, SJWTX Water, Inc.	2012	56	—
Total debt		$164,133	145,613
Less: Current portion		485	334
Total long-term debt, less current portion		$163,648	145,279

Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and SJWTX Water, Inc. (“SJWTX”) and require interest-only payments until maturity. To minimize issuance costs, all of the companies’ debt has historically been privately placed.

The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges.

The senior note agreement of SJWTX have terms and conditions that restrict the SJWTX from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which have terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded debt exceeds 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income since December 31, 2005. As of December 31, 2006, SJW Corp. does not face any restrictions in issuing any future indebtedness as a result of these terms and conditions.

The mortgage loans, which are the obligations of SJW Land Company, are due in 2013 and 2016. These loans amortize over 25 years, are secured by three leased properties and carry a fixed interest rate with 120 monthly principal and interest payments. The loan agreements generally restrict the company from prepayment in the first five years and require submission of periodic financial reports as part of the loan covenants. An amortization schedule of the mortgage loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2007	1,061	773	288
2008	1,061	755	306
2009	1,061	736	325
2010	1,061	716	345
2011	1,061	695	366
Thereafter	$12,926	1,545	11,381

444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,099 as of December 31, 2006. The mortgage loan is due in April 2011 and amortized over 25 years with a fixed interest rate of 7.8%. The loan is secured by the partnership’s real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2007	410	317	93
2008	410	309	101
2009	410	301	109
2010	410	292	118
2011	$3,820	142	3,678
Thereafter	—	—	—

San Jose Water Company has a loan from the Safe Drinking Water State Revolving Fund (“SDWSRF”) at a rate of 2.39%. The outstanding loan balance as of December 31, 2006 is $1,967. San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000 in support of this loan. The letter of credit automatically renews for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balance decreases. An amortization schedule of the SDWSRF loan is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2007	127	47	80
2008	127	45	82
2009	127	43	84
2010	127	41	86
2011	127	39	88
Thereafter	$1,840	293	1,547

The fair value of long-term debt as of December 31, 2006 and 2005 was approximately $140,505 and $167,429, respectively, using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration.

Note 5.   Income Taxes

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:

	2006	2005	2004
“Expected” federal income tax	$22,795	13,081	11,918
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	3,742	2,147	1,957
Dividend received deduction	(310)	(307)	(305)
Other items, net	319	613	698
	$26,546	15,534	14,268

The components of income tax expense were:

	2006	2005	2004
Current:
Federal	$12,157	13,493	3,516
State	3,616	3,689	2,681
Deferred:
Federal	8,768	(1,247)	7,627
State	2,005	(401)	444
	$26,546	15,534	14,268

	2006	2005	2004
Income taxes included in operating expenses	$15,298	14,773	11,644
Income taxes included in gain on sale or condemnation of nonutility property	11,248	761	2,624
	$26,546	15,534	14,268

The components of the net deferred tax liability as of December 31 was as follows:

	2006	2005
Deferred tax assets:
Advances and contributions	$14,774	14,566
Unamortized investment tax credit	966	998
Pensions and postretirement benefits	3,209	5,839
California franchise tax	1,147	786
Other	492	512
Total deferred tax assets	$20,588	22,701
Deferred tax liabilities:
Utility plant	$51,916	51,470
Pension and postretirement benefits	15,663	—
Investment	15,965	14,986
Deferred gain-property transfer	17,114	6,922
Debt reacquisition costs	843	892
Other	639	677
Total deferred tax liabilities	102,140	74,947
Net deferred tax liabilities	$81,552	52,246

Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.

As of December 31, 2006, San Jose Water Company has revised its postretirement benefit plan liabilities and regulatory assets relating to the implementation of the Financial Accounting Standards Board Statement No. 158 (“Statement 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” resulting in an increase to regulatory assets of $38,410 and the deferred tax liabilities relating to the regulatory asset amount to $15,663. As of December 31, 2005, SJW Corp. has revised its deferred tax liabilities and regulatory assets balances related to property placed in service before the adoption by CPUC of full normalization for ratemaking purposes. As a result, deferred tax liabilities and regulatory assets increased by $5,804.

Note 6.   Intangible Assets

Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, and other intangibles of $1,240 primarily incurred in conjunction with SCVWD water contracts related to the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5—70 years.

Amortization expense for the intangible assets was $294 for the year ended December 31, 2006 and $288 for each of the years ended December 31, 2005 and 2004. Amortization expense for 2007, 2008, 2009, 2010 and 2011 is anticipated to be $298 per year.

The costs of intangible assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
Concession fees	$6,800	6,800
Other intangibles	1,240	1,040
Intangible assets	8,040	7,840
Less: Accumulated amortization
Concession fees	2,516	2,244
Other intangibles	419	315
Net intangible assets	$5,105	5,281

Note 7.   Commitments

San Jose Water Company purchases water from SCVWD. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2006, 2005 and 2004, San Jose Water Company purchased from SCVWD 21,500 million gallons ($34,500), 22,400 million gallons ($34,500) and 21,500 million gallons ($31,500), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 20,200 million gallons ($33,200) of water at the current contract water rate of $1,642 per million gallons, from SCVWD in the contract year ending June 30, 2007. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis and if the water supply is available from SCVWD.

The contract water rates are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rates, per million gallons, for SCVWD’s fiscal year ended 2007, 2006 and 2005 were $1,642, $1,565 and $1,519, respectively.

In 1997, San Jose Water Company entered into a 25-year contract agreement with the City of Cupertino to operate the City’s municipal water system. San Jose Water Company paid a one-time, up-front concession fee of $6,800 to the City of Cupertino which is amortized over the contract term. Under the terms of the contract agreement, San Jose Water Company assumed responsibility for all maintenance, operating and capital costs, while receiving all payments for water service. Water service rates are subject to approval by the Cupertino City Council.

CLWSC has long-term contracts with the Guadalupe-Blanco River Authority (“GBRA”). The terms of the agreements expire in 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,000 acre-feet of water from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC 60 days’ written notice on the proposed adjustment.

As of December 31, 2006, San Jose Water Company had 326 employees, of whom 102 were executive, administrative or supervisory personnel, and of whom 224 were members of unions. San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2006 through December 31, 2007. Both groups are affiliated with the AFL-CIO. The agreement includes approximately a 3.0% wage adjustment for union workers for calendar year 2007 with minor benefit modifications.

On April 17, 2006, San Jose Water Company entered into an agreement with Adobe Systems Incorporated (Adobe) for Adobe to purchase approximately one acre of property and buildings for a total purchase price of approximately $4,000. The agreement includes an option for San Jose Water Company to lease-back the buildings until June 2008. Since San Jose Water Company will retain more than a minor portion of the use of the property, the property will continue to be classified as a utility plant asset, rather than an asset held-for-sale until the transaction is completed, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

Note 8.   Contingency

SJW Corp. is subject to litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on the SJW Corp.’s financial position, results of operations or cash flows.

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

The consolidated financial statements of SJW Corp. at December 31, 2006 and 2005 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances were eliminated. Minority interest of $62, $63 and $67 was included in other income in the Consolidated Statements of Income and Comprehensive Income at December 31, 2006, 2005 and 2004, respectively. Included in other non-current liabilities of SJW Corp.’s Consolidated Balance Sheet is minority interest of $23 and $22 at December 31, 2006 and 2005, respectively.

Note 10.   Related Party Transaction

In 2006, San Jose Water Company issued a bid for a construction project which consisted of the replacement of two wells and the installation of two new wells. The bid was awarded to a contractor who then purchased materials and supplies from a company that is affiliated with two Directors of SJW Corp. The amount of materials and supplies purchased amounted to approximately $400.

Note 11.   Employee Benefit Plans

Pension Plans

San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee’s years of service and highest consecutive 36 months of compensation. San Jose Water Company’s policy is to contribute the net periodic pension cost to the plans to the extent it is tax deductible.

The Pension Plan is administered by a Committee that is composed of an equal number of Company and Union representatives. Investment decisions have been delegated by the Committee to an Investment Manager, presently Wachovia Securities, LLC. Investment guidelines provided to the Investment Manager require that at least 30% of plan assets be invested in bonds or cash. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. The previous Investment Manager achieved a 10.11% return on their equity investments since their retention in 1984 to September 30, 2006, while the Standard & Poor’s 500 Index was 11.24% for the same period. In October 2006, San Jose Water Company changed its Investment Manager and the current Investment Manager following the required investment guidelines has achieved a 2.92% return on their equity investments, while the Standard & Poor’s 500 Index was 5.10% for the same three-month period.

Generally, it is expected of the Investment Manager that the performance of the Pension Plan Fund, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include a specific rate of return, a return of 4% in excess of inflation and performance better than a similarly balanced fund using Standard & Poor’s 500 Index and Lehman Brothers Government/Corporate Index. Satisfactory performance will also be achieved if the total return over a full market cycle is in the first quartile of a blended universe (60/40) of equity and fixed income funds.

General restrictions have been placed on the Investment Manager. They may not acquire any security subject to any restriction:  write, or sell any put, naked call or call option; acquire any security on margin; utilize borrowed funds for the acquisition of any security; sell any security not owned by the Fund; acquire more than 10% of any class of securities of any single issuer; generally, acquire a security of any single issuer whose costs exceed 6% of the fund value; acquire any securities of SJW Corp.; trade in commodities; or acquire foreign stocks except those traded as American depository receipts on a U.S. Stock Exchange; or participate in any joint trading account.

San Jose Water Company has an Executive Supplemental Retirement Plan, which is a defined benefit plan under which San Jose Water Company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $6,768 and $5,548 as of December 31, 2006 and 2005, respectively, and net periodic pension cost of $547, $557 and $426 for 2006, 2005 and 2004, respectively.

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

Medicare

In December 2003, federal legislation was passed reforming Medicare and introducing the Medicare Part D prescription drug program. San Jose Water Company determined that the new legislation has no impact on its postretirement benefit plan under SFAS No. 116, “Employers’ Accounting for Postretirement Benefits—Other Than Pensions.”  Because San Jose Water Company has a union contract with its employees whereby San Jose Water Company provides medical benefits at a fixed cost to its retirees, San Jose Water Company’s medical costs for postretirement benefits would not be affected by cost fluctuations resulting from the Medicare Part D prescription drug program.

Deferral Plan

San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the San Jose Water Company. San Jose Water Company contributions were $846, $792 and $756 in 2006, 2005 and 2004, respectively.

Executive Special Deferral Election Plan

SJW Corp. adopted an Executive Special Deferral Election Plan effective January 1, 2005. The plan allows certain executives to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives have to make an election on the distribution and payment method of the deferrals before services are rendered. San Jose Water Company records the investment return on the deferred funds as compensation expense once the deferrals are made. Executives had deferred $778 and $335 to the plan as of December 31, 2006 and 2005, respectively. San Jose Water Company recorded an investment return of $37 and $22 as of December 31, 2006 and 2005, respectively, on the deferred funds as compensation expense.

Assumptions Utilized on Actuarial Calculations

Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	%	%	%	%	%	%
Discount rate	5.75	6.00	6.25	5.75	6.00	6.25
Expected return on plan assets	8.00	8.00	8.00	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A

Benefit obligation for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	%	%	%	%
Discount rate	6.00	5.75	6.00	5.75
Rate of compensation increase	4.00	4.00	N/A	N/A

San Jose Water Company utilizes each plan’s projected benefit stream in conjunction with the “above the median” Citigroup Pension Discount Curve, which is designed to reflect Aa corporate bond rates, in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date. Both rates reflect the appropriate economic conditions at time of measurement.

San Jose Water Company has an expected rate of return on plan assets of 8%. As stated earlier, the previous Investment Manager achieved a 10.11% return on their equity investments since their retention in 1984 to September 30, 2006, while the Standard & Poor’s 500 Index was 11.24% for the same period. The current Investment Manager achieved a 2.92% return on their equity investments, while the Standard & Poor’s 500 Index was 5.10% for the same three-month period. However, San Jose Water Company uses an 8% rate of return assumption as this is considered to be more indicative of future long-term return rates.

On August 17, 2006, the Pension Protection Act (the “Act”) was signed into law. The Act eliminates the scheduled expiration of changes to qualified pension plan rules that were enacted as part of the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”). These changes included increases to the amount of plan compensation taken into account for benefit purposes and to the maximum limit on benefits payable under pension plans. The EGTRRA changes, previously scheduled to expire at the end of 2010, are now permanent. SJW Corp. evaluated the impact of the Act on its defined pension benefit plans and has determined that the effect is not considered material.

Net Periodic Pension Costs

Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$2,113	1,919	1,753	$172	134	123
Interest cost	3,525	3,277	3,048	306	276	235
Expected return on assets	(2,997)	(2,756)	(2,557)	(79)	(66)	(50)
Amortization of transition obligation	—	40	56	57	57	56
Amortization of prior service cost	467	478	493	173	158	122
Recognized actuarial loss	955	630	402	—	—	—
Net periodic benefit cost	$4,063	3,588	3,195	$629	559	486

For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The actuarial present value of benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$61,135	54,696	$5,121	4,187
Service cost	2,113	1,919	172	134
Interest cost	3,525	3,277	306	276
Amendments	—	146	—	713
Actuarial loss	1,428	3,282	215	14
Benefits paid	(2,209)	(2,185)	(206)	(203)
Benefit obligation at end of year	$65,992	61,135	$5,608	5,121
Change in Plan Assets
Fair value of assets at beginning of year	$36,776	34,606	898	712
Actual return on plan assets	4,433	1,128	39	19
Employer contributions	4,939	3,227	343	344
Benefits paid	(2,209)	(2,185)	(156)	(177)
Fair value of plan assets at end of year	43,939	36,776	1,124	898
Funded status	$(22,053)	(24,359)	(4,484)	(4,223)

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158 (“Statement 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” As of December 31, 2006, SJW Corp. adopted Statement 158. Statement 158 requires employers to recognize on their balance sheets the funded status of pensions and other postretirement benefit plans. Employers will recognize actuarial gains and losses, prior service costs and any remaining transition amounts from the initial application of Statements 87 and 106 when recognizing a plan’s funded status. Upon implementation of Statement 158, San Jose Water Company recorded regulatory assets, including a gross up for taxes of $15,663, on the projected benefit obligations on postretirement benefit plans of $38,410. San Jose Water Company records regulatory assets for future revenues expected to be realized in customers’ rates when certain items are recognized as expenses for ratemaking purposes, therefore, charges will not be recorded to accumulated other comprehensive income.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Amounts recognized in statement of financial position consist of:
Noncurrent assets	—	3,884	—	69
Current liabilities	$239	234		379
Noncurrent liabilities	21,814	13,213	$4,484	766
Net amount recognized	$22,053	9,563	$4,484	1,076

In conjunction with the implementation of Statement 158, the prior year minimum pension liability which was previously charged to intangible assets and other comprehensive income has been reclassified to regulatory assets. The following table summarizes the incremental effect of applying Statement 158 to SJW Corp.’s statement of financial position:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Regulatory assets	$29,202	21,281	50,483
Total assets	$684,583	21,281	705,864
Current liability	$615	(376)	239
Liability for pension benefits	13,315	12,983	26,298
Deferred income taxes	72,878	8,674	81,552
Total liabilities	$292,753	21,281	314,034

The actual amounts recognized in accumulated other comprehensive income for the years ended December 31, 2005 and 2004 were $6,187 and $2,332, respectively. The 2006, 2005 and 2004 information shown in the table below were presented on a pro forma basis for comparison purposes only following the requirements of Statement 158 whose effective date was for periods ending after December 15, 2006.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Unrecognized net loss	$16,153	17,116	12,835	$826	588	509
Unrecognized prior service cost	3,486	3,953	4,286	2,017	2,168	1,613
Unrecognized transition obligation	—	—	40	283	340	396
Total amounts recognized in other comprehensive income	$19,639	21,069	17,161	$3,126	3,096	2,518

The estimated amortization for the year ended December 31, 2007 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$451	—
Amortization of loss	795	—
Total	$1,246	—

Plan Assets

Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in Plan Assets
Fair value of assets at beginning of year:
Debt securities	$8,049	10,428	—	—
	21.9%	30.1%	—	—
Equity securities	$27,046	23,487	—	—
	73.5%	67.9%	—	—
Cash and equivalents	$1,681	691	$898	712
	4.6%	2.0%	100%	100%
	$36,776	34,606	$898	712

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Actual return on plan assets	$4,433	1,128	$39	19
Employer contributions	$4,939	3,227	$343	344
Benefits paid	$(2,209)	(2,185)	$(156)	(177)
	$43,939	36,776	$1,124	898
Fair value of assets at end of year:
Debt securities	$15,673	8,049	$199	—
	35.6%	21.9%	17.8%	—
Equity securities	$26,107	27,046	—	—
	59.4%	73.5%	—	—
Cash and equivalents	$2,159	1,681	$925	898
	5.0%	4.6%	82.2%	100%
Total	$43,939	36,776	$1,124	898

In 2007, San Jose Water Company expects to make a contribution of $3,200 and $340 to the pension plan and other post retirement benefit plan, respectively.

Benefits expected to be paid in the next five years are:

	Pension Plan	Other Postretirement Benefit Plan
2007	2,463	219
2008	2,579	221
2009	2,736	227
2010	2,962	242
2011	3,277	264
2012 – 2016	21,787	1,836

Note 12.   Long-Term Incentive Plan and Share-Based Payments

SJW Corp. has a Long-Term Stock Incentive Plan (the “Incentive Plan”), which has 1,800,000 common stock reserved for issuance. The Incentive Plan includes terms allowing non-employee directors to receive awards, authorizing the plan administrator to grant stock appreciation rights, and listing the performance criteria for performance shares. The Incentive Plan allows SJW Corp. to provide key employees, including officers and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. A participant in the Incentive Plan generally may not receive Incentive Plan awards covering an aggregate of more than 600,000 common shares in any calendar year. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. As of December 31, 2006, 2005 and 2004, 20,001, 18,062 and 8,590 shares have been issued pursuant to the Incentive Plan, and 400,659, 372,382 and 309,464 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2006, 2005 and 2004, respectively. The remaining shares available for issuance under the Incentive Plan are 1,379,340, 1,409,556 and 1,481,946 for the years ended 2006, 2005 and 2004, respectively. The total compensation costs charged to income under the Incentive Plan were $436, $1,244 and $1,163 for 2006, 2005 and 2004, respectively. The total benefit, including non-employee directors’ converted postretirement benefits, recorded in shareholders’ equity under the Incentive Plan were $633, $1,210 and $1,056 for 2006, 2005 and 2004, respectively.

Stock Options

At the beginning of 2006, SJW Corp. adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“Statement 123R”), for all existing and new share-based compensation plans in accordance with the modified prospective transition method. Previously, SJW Corp. followed SFAS 123, “Accounting for Stock Based Compensation” (“Statement 123”), in accounting for its share-based compensation plans. To estimate the fair value of options at grant date as the basis for the stock based compensation awards, SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Further, as required under Statement 123R, SJW Corp. now estimates forfeitures for the share based awards that are not expected to vest. Changes in these inputs and assumptions can affect the measure of estimated fair value of the share based-compensation. The weighted-average assumptions utilized include:

	2006	2005	2004
Expected dividend yield	N/A	2.6%	3.3%
Expected volatility	N/A	24.3%	23.6%
Risk-free interest rate	N/A	3.67%	3.22%
Expected holding period in years	N/A	5.0	5.0

Awards in the form of stock option agreements under the Incentive Plan allow eligible employees to purchase shares of common stock at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% rate on each annual date over four years and are exercisable over a ten-year period. No options were granted for the year ending December 31, 2006, and options covering 57,484 shares of common stock were granted during the year 2005, out of which 836 shares were forfeited due to an employee’s employment termination with SJW Corp. in December 2005. Options covering 52,152 shares of common stock were granted during the year 2004, out of which 798 shares were forfeited relating to the same termination. The remaining forfeited shares of 268 were granted in 2003 and also relate to the same termination. For the year ended December 31, 2006, options covering 1,858 shares of common stock and options covering 81 shares of common stock from vested dividend equivalent rights were exercised. For the years ended December 31,

2005 and 2004, 1060 and 532 option shares were issued upon exercise of options. For the year ended December 31, 2006, total cash received on exercise of options amounted to $36 and the tax benefit realized from stock options exercised amounted to $10. Shares subject to outstanding options under the Incentive Plan were 162,142 and 165,902 as of December 31, 2006 and 2005, respectively.

For the year ended 2006, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. SJW Corp. has recognized share-based compensation expense of $130, $121 and $74 for the stock options granted under the Incentive Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Options

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2004	57,858	$14.00	9.30	$243,003
Granted	52,152	$14.85	—	—
Exercised	(532)	$14.00	—	—
Forfeited	—	—	—	—
Outstanding as of January 1, 2005	109,478	$14.41	8.60	$415,478
Granted	57,484	$20.08	—	—
Exercised	(1,060)	$14.00	—	—
Forfeited	—	—	—	—
Outstanding as of January 1, 2006	165,902	$16.38	8.20	$1,056,796
Granted	—	—	—	—
Exercised	(1,858)	$14.12	—	—
Forfeited	(1,902)	—	—	—
Outstanding as of December 31, 2006	162,142	$16.40	7.18	$3,624,737
Options exercisable at December 31, 2006	79,776	$15.36	6.87	$1,866,922
Range of exercise prices		$14.00—27.69
Weighted-average fair value of options granted during the year	—	—	—	—

A summary of the status of SJW Corp.’s nonvested stock options as of December 31, 2006 and changes during the three years ended December 31, 2006, are presented below:

	Shares	Weighted Grant- Date Fair Value
Nonvested as of January 1, 2004	57,858	2.68
Granted	52,152	2.59
Vested	(14,454)	2.68
Forfeited	—	—
Nonvested as of January 1, 2005	95,556	2.63
Granted	57,484	1.29
Vested	(27,500)	2.64
Forfeited	—	—
Nonvested as of January 1, 2006	125,540	$2.02
Granted	—	—
Vested	(41,272)	$2.19
Forfeited	(1,902)	$1.46
Nonvested as of December 31, 2006	82,366	$1.95

As of December 31, 2006, total unrecognized compensation costs related to stock options amounted to $173. These costs are expected to be recognized over a weighted-average period of 1.33 years.

Restricted Stock and Deferred Restricted Stock Plans

On December 29, 2006, restricted stock units for 4,902 shares of common stock were granted to several executives of SJW Corp. under the SJW Corp.’s Long-Term Incentive Plan. These units will vest in four successive annual installments upon completion of each year of service with no dividend equivalent rights. The restricted stock units were valued at a market price of $38.76 per share at the date of grant. Share-based compensation expense will be recognized at grant date fair value of $36.71 per unit over the vesting period beginning in 2007.

On January 30, 2006, restricted stock units for 14,000 shares of common stock were granted to a key employee of SJW Corp., which vest over a period of four years, as services are rendered. The restricted stock units were valued at a market price of $25.29 per share at the date of grant and will be recognized as share-based compensation expense over the vesting period. SJW Corp. has recorded $81 for the year ended December 31, 2006, as share-based compensation expense for this grant.

On June 27, 2003, deferred restricted stock units for 83,340 shares of common stock were granted to a key employee of SJW Corp., which vested in December 2005 and are redeemable upon retirement. The deferred restricted stock units were valued at the market price of $14.05 per share at the date of the grant, which was recognized as stock compensation expense over the vesting period. As of December 31, 2006, the deferred restricted units were fully vested and no compensation expense was recognized in 2006. The final compensation expense for this grant was recognized in the year ended December 31, 2005. Compensation expense related to these deferred restricted stock units amounted to $468 and $469 for the years ended December 31, 2005 and 2004, respectively.

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

On September 1, 2003, deferred restricted stock units covering 111,048 shares were granted to non-employee Board members who elected to receive their existing and future cash pension benefits in deferred restricted stock awards under the Stock Program at the market price of $14.20 per share. With respect to the conversion of existing pension benefits, which were accrued before the grant date, 40,974 shares were fully vested at the time of grant and the remaining 70,074 shares vest over a period of three years when services are rendered. As of December 31, 2006, a total of 15,978 cumulative shares were issued pursuant to deferred restricted stock awards under the Stock Program to a retired non-employee Board member. As of December 31, 2006, total vested shares are 95,070. In accordance with Statement 123R, SJW Corp. has recognized share-based compensation expense of $117, $350 and $350 for the years ended December 31, 2006, 2005 and 2004, respectively, related to deferred restricted stock awards under the Stock Program. The final compensation expense was recognized in the second quarter of 2006.

Directors who elected to convert their annual retainer fee receive deferred restricted stock units in an amount equal to the annual retainer fee divided by the fair market value of SJW Corp.’s common stock on the last business day before the date of grant. These deferred restricted stock units vest on a monthly basis over the annual period in which the retainer would have otherwise been earned.

In January 2006, deferred restricted stock units covering 4,744 shares were issued to the non-employee Board members who elected to convert their annual retainer fee at a conversion price of $22.75 per share under the Deferral Program. As of December 31, 2006, 2005 and 2004 SJW Corp. granted deferred restricted stock awards for 20,520, 15,776 and 9,840 cumulative shares in lieu of cash retainer fees since its inception, respectively. SJW Corp. has recognized share-based compensation expense of $108 for all the years ended December 31, 2006, 2005, and 2004, respectively, related to deferred restricted stock awards granted to non-employee Board members in connection with their annual retainers.

Restricted and Deferred Restricted Stock

	Units	Weighted- Average Issue Price
Outstanding as of January 1, 2004	196,956	$14.14
Issued	7,272	$14.88
Exercised	(7,988)	$14.20
Forfeited	—	—
Outstanding as of January 1, 2005	196,240	$14.16
Issued	5,936	$22.83
Exercised	(7,990)	$19.13
Forfeited	—	—
Outstanding as of January 1, 2006	194,186	$14.28
Issued	23,646	$27.15
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2006	217,832	$15.68
Shares vested as of December 31, 2006	198,930	$14.48

A summary of the status of SJW Corp.’s nonvested restricted and deferred restricted stock plans as of December 31, 2006, and changes during the three-year period ended December 31, 2006, are presented below:

	Units	Weighted Grant- Date Fair Value
Nonvested as of January 1, 2004	125,634	$14.13
Granted	7,272	$14.88
Vested	(30,630)	$14.36
Nonvested as of January 1, 2005	102,276	$7.63
Granted	5,936	$18.20
Vested	(58,535)	$14.53
Nonvested as of January 1, 2006	49,677	$14.12
Granted	23,646	$27.15
Vested	(54,421)	$14.87
Nonvested as of December 31, 2006	18,902	$28.25

As of December 31, 2006, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $453. These costs are expected to be recognized over a weighted-average period of 3.39 years.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards may have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation on dividend equivalent rights is recognized as a liability and recorded against retained earnings on the date dividends are issued. As of December 31, 2006, 2005 and 2004, a cumulative of 21,296, 12,722 and 3,816 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2006, 2005 and 2004, $224, $197 and $162, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) was approved by the shareholders on April 28, 2005, and permits eligible employees to purchase SJW Corp. stock at a discounted price. Shares of common stock are offered for purchase under the ESPP through a series of successive offering periods until such time as (i) the maximum number of shares of common stock available for issuance under the ESPP shall have been purchased or (ii) the ESPP is terminated. A total of 270,400 shares of common stock have been reserved for issuance under the ESPP.

The ESPP allows employees to designate up to a maximum of ten percent (10%) of their base compensation, subject to certain restrictions, to purchase shares of common stock at 85% of the fair market value of shares on the purchase date. The first purchase interval in effect under the ESPP began on February 1, 2006, and ended on July 31, 2006. The second purchase interval in effect under the ESPP began on August 1, 2006 and will end on January 31, 2007. As of December 31, 2006, a total of 8,948 shares were issued under the ESPP for the first purchase period. The ESPP has no look-back provisions. As of December 31, 2006, cash received from employees towards the ESPP amounted to $179.

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, for the year ended December 31, 2006, SJW Corp. recorded expense of $61 related to the ESPP.

As of December 31, 2006, total unrecognized compensation costs related to the second semi-annual offering period ending January 31, 2007, for the ESPP is approximately $6. These costs are expected to be recognized during the first quarter of 2007.

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

On December 15, 2006, SJW Land Company sold a 2.2 acre property and a 4.5 acre property located in San Jose, California for an aggregate purchase price of $32,500. SJW Corp. recognized a gain on sale of nonutility property of $14,820, net of tax of $10,192. SJW Land Company intends to reinvest the proceeds in income-producing properties in the first quarter of 2007 (see Note 18).

Note 14.   Condemnation Gain

In January 2002, SJW Land Company entered into an Agreement for Possession and Use (the “Agreement”) with Valley Transportation Authority (VTA) whereby SJW Land Company granted VTA an irrevocable right to possession and use of 1.23 acres of the company’s parking lot property for the development of a light rail station while reserving the right to assert and dispute the fair market value placed on the land. In April 2003, VTA adopted a resolution authorizing a condemnation proceeding to acquire the land and deposited $3,700 in an escrow account as fair market compensation and filed an eminent domain lawsuit. As a part of the proceedings, VTA transferred funds from the escrow account into a court deposit account to secure its ongoing right of possession for construction of the light rail station pending final litigation. Compensation for the taking of property and any damage was to be determined by the court or by way of settlement between SJW Land Company and VTA. A settlement was reached on November 23, 2004, regarding the compensation for the transfer of property and for damages before the lawsuit reached trial. The settlement terms included a cash payment of $9,650 and the conveyance of a parcel valued at approximately $325 to SJW Land Company. SJW Land Company recorded a condemnation gain of $3,776, net of taxes of $2,624, in connection with this proceeding.

Note 15.   Nonregulated Businesses

The business activities of SJW Corp. consist primarily of its subsidiaries, San Jose Water Company, a public utility regulated by the CPUC that operates within a service area approved by the CPUC, and Canyon Lake Water Service Company, which is regulated by the Texas Commission on Environmental Quality. Included in total operating revenue and operating expenses are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems, parking and lease operations of several commercial buildings and properties of SJW Land Company, and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service LLC. The following tables represent the distribution of regulated and nonregulated business activities for the 12 months ended 2006, 2005 and 2004:

	December 31, 2006
	Regulated	Non Regulated	Total
Revenue	$179,765	9,473	189,238
Expenses	149,990	7,695	157,685
Operating income	$29,775	1,778	31,553

	December 31, 2005
	Regulated	Non Regulated	Total
Revenue	$171,633	8,472	180,105
Expenses	144,278	6,810	151,088
Operating income	$27,355	1,662	29,017

	December 31, 2004
	Regulated	Non Regulated	Total
Revenue	$157,951	8,960	166,911
Expenses	135,103	7,691	142,794
Operating income	$22,848	1,269	24,117

Note 16.   Segment Reporting

SJW Corp. is a holding company with four subsidiaries: San Jose Water Company, a water utility operation with both regulated and nonregulated businesses; SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated parking facilities and operates commercial building rentals; SJWTX Water, Inc. doing business as Canyon Lake Water Service Company, which purchased substantially all of the assets of Canyon Lake Water Supply Corporation on May 31, 2006 (see Note 17); and Crystal Choice Water Service LLC, a business providing the sale and rental of water conditioning and purification equipment. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers, provided through SJW Corp.’s subsidiaries, San Jose Water Company and Canyon Lake Water Service Company. The second segment is property management and investment activity conducted by SJW Land Company.

SJW Corp.’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.’s chief operating decision maker is its President and Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets.

The tables below set forth information relating to SJW Corp.’s reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of SJW Corp.’s not included in the reportable segments is included in the ‘‘All Other’’ category.

	For twelve months ended December 31, 2006
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.
Operating revenue	$183,809	4,317	1,112	189,238
Operating expense	153,199	2,403	2,083	157,685
Net income (loss)	22,571	16,104	(94)	38,581
Depreciation and amortization	20,389	831	79	21,299
Interest expense	9,888	1,225	12	11,125
Income tax expense in operations income (loss)	14,940	887	(529)	15,298
Assets	$590,520	71,396	43,948	705,864

	For twelve months ended December 31, 2005
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.
Operating revenue	$175,524	3,324	1,257	180,105
Operating expense	147,244	1,686	2,158	151,088
Net income	20,781	841	218	21,840
Depreciation and amortization	18,942	640	72	19,654
Interest expense	9,300	899	(6)	10,193
Income tax expense in operations income (loss)	14,878	287	(392)	14,773
Assets	$504,618	38,116	44,975	587,709

	For twelve months ended December 31, 2004
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.
Operating revenue	$161,757	3,466	1,688	166,911
Operating expense	138,188	2,098	2,507	142,793
Net income	14,733	4,461	592	19,786
Depreciation and amortization	17,787	615	79	18,481
Interest expense	9,249	915	6	10,170
Income tax expense in operations income (loss)	10,863	787	(6)	11,644
Assets	$468,388	39,715	44,049	552,152

*                    The ‘‘All Other’’ category includes Crystal Choice Water Service LLC and without regard to its subsidiaries, SJW Corp.

Note 17.   Acquisitions

On May 31, 2006, SJWTX Water, Inc., a subsidiary of SJW Corp., acquired certain assets, properties and operations of Canyon Lake Water Supply Corporation, a Texas nonprofit water supply corporation. Subsequently, SJWTX Water, Inc., began operating under the name of Canyon Lake Water Service Company (“CLWSC”). In connection with the acquisition, CLWSC issued 3,000 shares of common stock as a finder’s fee equal to approximately 5% of the equity of the CLWSC.

The total purchase price for the net assets of Canyon Lake Water Supply Corporation was approximately $5,523, in cash consideration, as of December 31, 2006, and included $3,200 paid to the members of Canyon Lake Water Supply Corporation, various closing costs, and costs incurred on the simultaneous discharge of approximately $19,900 of bonds issued by Canyon Lake Water Supply Corporation and owned by the Texas Water Development Board. Approximately $8,900 of restricted cash and sinking funds acquired from Canyon Lake Water Supply Corporation was utilized to discharge a portion of the bonds. SJW Corp. funded an additional $11,000 to pay off the debt. As a result of the preliminary acquisition allocation, CLWSC recorded a negative acquisition adjustment against the acquired long-lived assets (primarily plant) of approximately $5,400 as of the acquisition date. In accordance with Texas procedures, the allocation of purchase price to plant, which had a pre-adjusted carrying value of $20,900 at the date of acquisition, is subject to regulatory approval by the Texas Commission on Environmental Quality (“TCEQ”). CLWSC will be filing its first rate case with TCEQ in 2007 to establish rates and rate base. A decision by TCEQ is not expected until the fall of 2007. As a result, CLWSC will finalize its allocation of assets and liabilities from the business combination when TCEQ renders a decision.

The Canyon Lake Water Supply Corporation assets acquired are being accounted for under the purchase method of accounting. Accordingly, the results of CLWSC are included in the consolidated financial statements of SJW Corp. from the acquisition date.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date are as follows as of December 31, 2006:

As of May 31, 2006
(in thousands)

Utility plant (includes negative acquisition adjustment)	$15,516
Current assets	1,523
Total assets acquired	17,039
Total liabilities assumed	(497)
Net assets acquired	16,542

The following unaudited pro forma information is provided for the acquisition assuming it occurred as of January 1, 2005:

	December 31
	2006		2005
	(in thousands, except per share data)
		(unaudited)
Operating revenue	191,431		185,060
Net income	38,241		21,798
Comprehensive income	43,323		19,890
Earnings per share:
Basic	2.09		1.19
Diluted	2.06		1.18

These unaudited pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what SJW Corp.’s results would have been had the acquisition occurred at the beginning of the periods presented nor does it intend to be a projection of future results.

On September 27, 2006, SJW Corp. purchased the water system of Redwood Mutual Water Company for approximately $630. Pro forma results of operations for this acquisition have not been presented since the impact of the purchase was not material.

Note 18.   Subsequent Events

On January 23, 2007, San Jose Water Company issued $20,000 of Senior Notes Series H, with an interest rate of 5.71%. Proceeds from the sales of Senior Notes Series H will be used to repay short-term borrowings and to fund construction expenditures.

In January 2001, SJW Corp. formed Crystal Choice Water Service LLC, a limited liability company, with Kinetico, Incorporated, a leading water conditioning equipment manufacturer. Crystal Choice Water Service LLC engaged in the sale and rental of water conditioning equipment. SJW Corp. owned approximately 75% of the joint venture. The consolidated financial statements of SJW Corp. at December 31, 2006 and 2005 include the operating results of Crystal Choice Water Service LLC. Intercompany balances have been eliminated. On January 31, 2007, SJW Corp. sold the rental equipment and existing inventory of Crystal Choice Water Service LLC for $635 cash. As of December 31, 2006, SJW Corp. recorded the net realizable value of Crystal Choice Water Service LLC and its respective share of the net of tax projected loss of $67 in the consolidated financial statements. The disposition of Crystal Choice Water Service LLC assets is not material to the overall financial condition of SJW Corp. The segment in which Crystal Choice Water Service LLC is disclosed under Note 16 of these financial statements is “All Other.”

On February 9, 2007, SJW Land Company reinvested the proceeds from the sale of nonutility properties on December 15, 2006 by purchasing approximately 54 acres of nonutility property with an office and distribution facilities in Knoxville, Tennessee for approximately $47,625. SJW Land Company also executed a mortgage loan in the amount of $13,500 in connection with the purchase. The property is leased to a large national retail company for 19 years.

Note 19.   Unaudited Quarterly Financial Data

Summarized quarterly financial data is as follows:

	2006 Quarter Ended
	March	June	September	December
Operating revenue	$33,741	47,873	63,119	44,504
Operating income	4,781	8,637	11,401	6,734
Net income	4,203	6,471	8,858	19,050
Comprehensive income	8,629	429	9,630	24,975
Earnings per share:
—Basic	0.23	0.35	0.48	1.04
—Diluted	0.23	0.35	0.48	1.03
Market price range of stock:
—High	26.85	26.30	31.20	39.50
—Low	22.75	21.56	25.01	28.89
Dividend per share	0.14	0.14	0.14	0.14

	2005 Quarter Ended
	March	June	September	December
Operating revenue	$33,306	44,799	58,469	43,531
Operating income	4,880	7,836	10,263	6,038
Net income	2,681	5,715	9,227	4,217
Comprehensive income (loss)	(96)	8,421	11,602	5
Earnings per share:
—Basic	0.15	0.31	0.51	0.23
—Diluted	0.15	0.31	0.50	0.23
Market price range of stock:
—High	19.50	24.63	27.69	26.16
—Low	16.15	17.55	22.63	22.59
Dividend per share	0.14	0.13	0.13	0.14

SJW CORP.

FINANCIAL STATEMENT SCHEDULE

Schedule II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2006 and 2005

Description	2006	2005
Allowance for doubtful accounts:
Balance, beginning of period	$160,000	130,000
Charged to expense	242,883	271,829
Accounts written off	(247,754)	(280,920)
Recoveries of accounts written off	21,557	39,091
Balance, end of period	$176,686	160,000
Reserve for litigation and claims:
Balance, beginning of period	$542,905	442,321
Charged to expense	150,073	264,724
Revision to accrual, due to settlements	(482,413)	(100,000)
Payments	(40,565)	(64,140)
Balance, end of period	$170,000	542,905

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Corporation’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Act”) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Corporation in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Corporation believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

SJW Corp.’s management is responsible for establishing and maintaining an adequate internal control structure over financial reporting and for an assessment of the effectiveness of internal control over financial reporting, as such items are defined in Rule 13a-15(f) under the Act.

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

The Corporation’s management has performed an assessment according to the guidelines established by COSO. Based on this assessment, management has concluded SJW Corp.’s system of internal control over financial reporting as of December 31, 2006 is effective.

KPMG LLP, the Corporation’s registered independent public accountant, has audited the financial statements included in the annual report and has issued an attestation report on management’s assessment of internal control over financial reporting.

Changes in Internal Controls

There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item is contained in part under the caption “Executive Officers of Registrant” in Part I of this report, and the remainder is contained in SJW Corp.’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on April 26, 2007 (the “2007 Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Corporate Governance Guidelines and Board Committee Charters

The Corporate Governance Guidelines and the charters for the board committees—the Audit Committee, Executive Committee, Executive Compensation Committee, Real Estate Committee, and Nominating & Governance Committee—are available at the Corporation’s website at http://www.sjwater.com. Shareholders may also request a free hard copy of the Corporate Governance Guidelines and the charters from the following address and phone number:

SJW Corp.
374 West Santa Clara Street
San Jose, CA 95196
Attn: Corporate Secretary
Phone: 800-250-5147

In 2006, SJW Corp. submitted an Annual CEO Certification to the New York Stock Exchange (“NYSE”), dated April 28, 2006 as required by Section 303A.12(a) of the NYSE Listed Company Manual.

The Corporation is filing as an exhibit to this Form 10-K for the year ended December 31, 2006, certifications pursuant to Sarbanes-Oxley Action Section 302 regarding the quality of the Company’s public disclosure.

Shareholder Proposals

On October 28, 2004, the Board of Directors approved the “Policies and Procedures of the Nominating & Governance Committee for Nomination for Directors” (the “Nomination Policies and Procedures”) which specify steps a shareholder must take in order to properly recommend director candidates which the Nominating & Governance Committee will consider. There has been no material change to the procedures by which the shareholders of SJW Corp. may recommend director candidates in the Nomination Policies and Procedures.

Item 11.                 Executive Compensation

The information required by this item is contained in the 2007 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the 2007 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transaction and Director Independence

The information required by this item is contained in the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this item is contained in the 2007 Proxy Statement under the caption “Principal Independent Accountants Auditor Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)(3)   Exhibits required to be filed by Item 601 of Regulation S-K

See Exhibit Index located immediately following this Item 15.

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

10.4

Resolution for Directors’ Retirement Plan adopted by SJW Corp. Board of Directors as amended on September 22, 1999. Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended September 30, 1999. (2)

10.5

Resolution for Directors’ Retirement Plan adopted by San Jose Water Company’s Board of Directors as amended on September 22, 1999. Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended September 30, 1999. (2)

10.6

Resolution for Directors’ Retirement Plan adopted by SJW Land Company Board of Directors on September 22, 1999. Incorporated by reference to Exhibit 10.17 to Form 10-Q for the quarter ended September 30, 1999. (2)

10.7

San Jose Water Company Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors, as restated to reflect amendments made through May 1, 2003. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.8

First Amendment dated March 1, 2004 to San Jose Water Company’s Executive Supplemental Retirement Plan adopted by San Jose Water Company Board of Directors. Incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended March 31, 2004. (2)

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

10.11	Fifth Amendment to San Jose Water Company Executive Supplemental Retirement Plan as restated May 1, 2003, adopted by San Jose Water Company Board of Directors, January 25, 2007. (1) (2)
10.12

Executive Severance Plan adopted by SJW Corp. Board of Directors, as restated to reflect amendments made through May 1, 2003. Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.13	Long-Term Incentive Plan, adopted by SJW Corp. Board of Directors, as amended on January 31, 2006. Incorporated by reference to Appendix B to the Proxy Statement filed on March 13, 2006. (2)
10.14	Chief Executive Officer Employment Agreement, as restated on June 27, 2003. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2003. (2)
10.15	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)
10.16	Chief Executive Officer SERP Deferred Restricted Stock Award, as restated on June 27, 2003. Incorporated by reference to Exhibit 10.23 to Form 10-Q for the quarter ended June 30, 2003. (2)
10.17

Form of Stock Option Agreement with Dividend Equivalent Agreement as adopted by the Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.18	Form of Stock Option Dividend Equivalent Rights Agreement. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2005. (2)
10.19

Form of Stock Option Dividend Equivalent Rights Agreement, as amended and restated effective as of January 1, 2005. Incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended December 31, 2005. (2)

10.20	Form of Service-based Vesting Restricted Stock Unit Issuance Agreement (without dividend equivalent rights). (1) (2)
10.21	Form of Service-based Vesting Restricted Stock Unit Issuance Agreement (with dividend equivalent rights). (1) (2)
10.22	Form of Performance-based Vesting Restricted Stock Unit Issuance Agreement. (1) (2)
10.23	Deferred Restricted Stock Program, as amended and restated effective June 1, 2006 by SJW Corp. Board of Directors. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 2, 2006. (2)
10.24

Annual Retainer Fee Deferral Election Program, as amended and restated January 30, 2006 by SJW Corp. Board of Directors on January 31, 2006. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 3, 2006. (2)

10.25

Amended and Restated Director Compensation and Expense Reimbursement Policies, approved by the Board of Directors on July 27, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 31, 2006. (2)

10.26

San Jose Water Company Special Deferral Election Plan adopted by San Jose Water Company Board of Directors on December 9, 2004. Incorporated by reference to Exhibit 99.1 to Form 8-K filed on December 13, 2004. (2)

10.27

First Amendment to the San Jose Water Company Special Deferral Election Plan adopted by the Board of Directors on January 27, 2005. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2004. (2)

10.28

Second Amendment to San Jose Water Company Special Deferral Election Plan adopted by the Board of Directors on October 27, 2005. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 1, 2005. (2)

10.29	Chief Executive Officer Restricted Stock Unit Issuance Agreement, dated January 30, 2006. Incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 2005. (2)
10.30

Asset Purchase Agreement by and between SJWTX Water, Inc. to purchase Canyon Lake Water Supply Corporation, a Texas nonprofit water supply corporation, dated October 4, 2005. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ending September 30, 2005. (2)

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

To order any exhibit(s), please advise the Secretary, SJW Corp., 374 West Santa Clara Street, San Jose, CA 95113, as to the exhibit(s) desired.

On receipt of your request, the Secretary will provide to you the cost of the specific exhibit(s). The Secretary will forward the requested exhibit(s) upon receipt of the required fee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJW CORP.
Date: February 28, 2007	By	/s/ DREW GIBSON
Drew Gibson,
Chairman, Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2007	By	/s/ w. RICHARD ROTH
W. Richard Roth,
President, Chief Executive Officer and
Member, Board of Directors

Date: February 28, 2007	By	/s/ ANGELA YIP
Angela Yip,
Chief Financial Officer and Treasurer

Date: February 28, 2007	By	/s/ ANDREA ELLIOTT
Andrea Elliott,
Controller

Date: February 28, 2007	By	/s/ MARK L. CALI
Mark L. Cali,
Member, Board of Directors

Date: February 28, 2007	By	/s/ J. PHILIP DINAPOLI
J. Philip DiNapoli,
Member, Board of Directors

Date: February 28, 2007	By	/s/ DREW GIBSON
Drew Gibson,
Member, Board of Directors

Date: February 28, 2007	By	/s/ DOUGLAS R. KING
Douglas R. King,
Member, Board of Directors

Date: February 28, 2007	By	/s/ GEORGE E. MOSS
George E. Moss,
Member, Board of Directors

Date: February 28, 2007	By	/s/ CHARLES J. TOENISKOETTER
Charles J. Toeniskoetter,
Member, Board of Directors

Date: February 28, 2007	By	/s/ FREDERICK R. ULRICH, JR.
Frederick R. Ulrich, Jr.,
Member, Board of Directors

Date: February 28, 2007	By	/s/ ROBERT A. VAN VALER
Robert A. Van Valer,
Member, Board of Directors