Form 10-Q
period 2007-03-31
SJW CORP
filed 2007-05-04
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007
Commission file number	1-8966

SJW Corp.
(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

374 West Santa Clara Street, San Jose, CA	95113
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of April 20, 2007 are 18,311,741.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
OPERATING REVENUE	$39,017	33,741
OPERATING EXPENSE:
Operation:
Purchased water	9,326	6,654
Power	912	559
Groundwater extraction charges	3,566	2,136
Total production costs	13,804	9,349

Administrative and general	5,790	5,091
Other	3,621	3,661
Maintenance	2,792	2,305
Property taxes and other nonincome taxes	1,582	1,470
Depreciation and amortization	5,613	5,190
Income taxes	1,406	1,894
Total operating expense	34,608	28,960
OPERATING INCOME	4,409	4,781
OTHER (EXPENSE) INCOME:
Interest on senior notes	(2,740)	(2,351)
Mortgage and other interest expense	(451)	(229)
Dividends	319	316
Gain on sale of nonutility property, net of taxes of $1,056	—	1,535
Other, net	585	151
NET INCOME	2,122	4,203
Other comprehensive income:
Unrealized (loss) income on investment	(2,288)	7,502
Less: income taxes related to other comprehensive income (loss)	938	3,076
Other comprehensive income (loss) net:	(1,350)	4,426
COMPREHENSIVE INCOME	$772	8,629
EARNINGS PER SHARE
Basic	$0.12	0.23
Diluted	$0.11	0.23
DIVIDENDS PER SHARE	$0.15	0.14
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,300,260	18,271,270
Diluted	18,526,120	18,530,097

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	MARCH 31	DECEMBER 31
	2007	2006
ASSETS
Utility plant:
Land	$4,837	4,837
Depreciable plant and equipment	726,757	716,679
Construction in progress	13,924	10,863
Intangible assets	8,040	8,040
	753,558	740,419

Less accumulated depreciation and amortization	240,243	234,173

	513,315	506,246

Nonutility property	91,721	43,868
Less accumulated depreciation and amortization	3,220	3,303

	88,501	40,565

CURRENT ASSETS:
Cash and cash equivalents	2,691	3,788
Accounts receivable:
Customers, net of allowances for uncollectible accounts	9,304	9,861
Other	1,000	1,028
Accrued unbilled utility revenue	10,817	11,067
Sale proceeds held in trust account	—	31,261
Materials and supplies	820	932
Prepaid expenses	1,214	1,538

	25,846	59,475

OTHER ASSETS:
Investment in California Water Service Group	42,150	44,438
Unamortized debt issuance and reacquisition costs	3,356	3,220
Regulatory assets	50,483	50,483
Other	1,267	1,437

	97,256	99,578

	$724,918	705,864

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	MARCH 31	DECEMBER 31
	2007	2006
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,311,741 shares on March 31, 2007 and 18,281,769 in 2006	$9,538	9,522
Additional paid-in capital	17,390	16,267
Retained earnings	186,612	186,876
Accumulated other comprehensive income	14,167	15,517
Total shareholders’ equity	227,707	228,182

Long-term debt, less current portion	196,836	163,648

	424,543	391,830

CURRENT LIABILITIES:
Line of credit	—	15,500
Current portion of long-term debt	644	485
Accrued groundwater extraction charges and purchased water	4,971	4,244
Purchased power	419	301
Accounts payable	4,351	7,267
Accrued interest	2,827	3,871
Accrued taxes	2,409	—
Accrued payroll	674	1,432
Work order deposit	419	417
Other current liabilities	3,120	3,729

	19,834	37,246

DEFERRED INCOME TAXES	80,308	81,552
UNAMORTIZED INVESTMENT TAX CREDITS	1,779	1,795
ADVANCES FOR CONSTRUCTION	70,370	67,955
CONTRIBUTIONS IN AID OF CONSTRUCTION	96,033	95,225
DEFERRED REVENUE	1,270	1,262
POSTRETIREMENT BENEFIT PLANS	27,368	26,298
OTHER NONCURRENT LIABILITIES	3,413	2,701
COMMITMENTS AND CONTINGENCIES	—	—

	$724,918	705,864

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED MARCH 31
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,122	4,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,613	5,190
Deferred income taxes	(1,259)	2,814
Share-based compensation	839	358
Gain on sale of nonutility property, net of taxes	—	(1,535)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	835	3,057
Accounts payable, purchased power and other current liabilities	(2,112)	718
Accrued groundwater extraction charges and purchased water	727	(1,049)
Accrued taxes	2,413	2,837
Accrued interest	(1,044)	(1,403)
Accrued payroll	(758)	(73)
Prepaid expenses and materials and supplies	436	7
Postretirement benefits	1,070	1,068
Other noncurrent assets and noncurrent liabilities	1,531	(3,125)
Other changes, net	805	162

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,218	13,229

INVESTING ACTIVITIES:
Additions to utility plant	(14,575)	(14,805)
Additions to nonutility property	(48,245)	8
Cost to retire utility plant, net of salvage	(71)	(327)
Proceeds from sale of nonutility property	—	2,739
Sale proceeds from trust account	31,261	—

NET CASH USED IN INVESTING ACTIVITIES	(31,630)	(12,385)

FINANCING ACTIVITIES:
Borrowings from line of credit	5,300	—
Repayments of line of credit	(20,800)	—
Long-term borrowings	33,500	—
Repayments of long-term borrowings	(154)	(72)
Dividends paid	(2,766)	(2,581)
Exercise of stock options	301	10
Receipts of advances and contributions in aid of construction	4,393	2,541
Refunds of advances for construction	(459)	(323)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,315	(425)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,097)	419

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,788	9,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,691	9,817
Cash paid during the period for:
Interest	$4,358	4,035
Income taxes	(1,443)	7
Supplemental disclosure of non-cash activities:
Decrease in accrued payables for additions to utility plant	(1,301)	(1,788)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

(in thousands, except share and per share data)

Note 1.   General

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods.

The Notes to Consolidated Financial Statements in SJW Corp.’s 2006 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

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

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options, deferred restricted common stock awards and Employee Stock Purchase Plan awards granted under SJW Corp.’s Long-Term Incentive Plan (the “Incentive Plan”) and income available to common shareholders.

For the three months ended March 31, 2007 and 2006, the basic weighted average number of common shares was 18,300,260 and 18,271,270, respectively. For the three months ended March 31, 2007 and 2006, the diluted weighted average number of common shares was 18,526,120 and 18,530,097, respectively. For the three months ended March 31, 2006, 28,164 option share equivalents were excluded from the dilutive calculation because they were anti-dilutive.

Note 2.   Long-Term Incentive Plan and Share-Based Payments

On January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards.

SJW Corp.’s Incentive Plan provides for grants to employees and non-employee board members. The types of awards included in the Incentive Plan are stock options, dividend units, restricted stock, and deferred restricted stock units. The remaining shares available for issuance under the Incentive Plan are 1,343,090. As of March 31, 2007, the number of shares outstanding was 411,891. The total compensation cost charged to income under the Incentive Plan for the three months ended March 31, 2007 and 2006 was $208 and $218, respectively. The total increase in shareholders’ equity resulting from the Incentive Plan for the three months ended March 31, 2007 and 2006 was $424 and $359, respectively.

SJW Corp. utilizes the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards under SFAS 123R. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term and interest rates. The expected volatility for both stock options and Employee Stock Purchase Plan (“ESPP”) awards is estimated by historical stock price volatility over the estimated expected term of SJW Corp.’s share-based awards. The expected term of SJW Corp.’s share-based awards are based on historical experience.

Stock Options

No options were granted during the three-month periods ending March 31, 2007 and 2006.

SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. SJW Corp. has recognized share-based compensation expense for the stock options granted under the Incentive Plan of $33 and $33 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, total unrecognized compensation costs related to stock options amounted to $141. These costs are expected to be recognized over a weighted average period of 1.08 years.

SFAS 123R requires the cash flows resulting from the tax benefits for tax deduction in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the three months ended March 31, 2007, total cash received on exercise of options amounted to $494 and the tax benefit realized from stock options exercised amounted to $196.

Restricted Stock and Deferred Restricted Stock Plans

SJW Corp. grants deferred restricted stock units to non-employee board members. Under the Amended Stock Program dated June 1, 2006, the Program also includes meeting fees earned for the 2007 calendar year to be deferred into deferred restricted stock units. Previously, only retainer fees were allowed to be deferred under the Program. Such retainer fees and meeting fees are collectively referred to as the “Annual Service Fees.”

The Amended Stock Program also awards annual grants of deferred restricted stock units to non-employee board members.

As of March 31, 2007, a total of 21,000 restricted and deferred restricted stock units were granted to a key employee of SJW Corp., of which 7,000 restricted stock units vest upon the achievement of certain market conditions related to the Company’s common stock. In addition, 7,742 deferred restricted stock units were granted to non-employee board members.

SJW Corp. has recognized an aggregate share-based compensation expense of $175 and $129, respectively, for the three months ended March 31, 2007 and 2006 related to restricted and deferred restricted stock awards to the employees and non-employee board members of SJW Corp. As of March 31, 2007, the total unrecognized compensation costs were $1,350. These costs are expected to be recognized over a weighted average period of 2.05 years.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation on dividend equivalent rights is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three months ended March 31, 2007 and 2006, $64 and $56, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of SJW Corp.’s common stock at 85% of the fair market value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of ten percent (10%) of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 270,400 shares of common stock have been reserved for issuance under the ESPP.

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, for the three months ended March 31, 2007 and 2006, SJW Corp. recorded expense of $16 and $14, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2007 for the ESPP is approximately $32. This cost is expected to be recognized during the second and third quarter of 2007.

Note 3.   Nonregulated Business

The business activities of SJW Corp. consist primarily of its subsidiaries, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (“CPUC”) that operates within a service area approved by the CPUC and SJWTX Water, Inc., doing business as Canyon Lake Water Service Company, which is regulated by the Texas Commission on Environmental Quality. Included in the total operating revenue and operating expense are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems and lease operations of several commercial buildings and properties of SJW Land Company, and the sale and rental of water conditioning and purification equipment, through January 31, 2007, of Crystal Choice Water Service LLC (see Note 10). The following tables represent the distribution of the regulated and nonregulated business activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006

		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$36,575	$2,442	$39,017	31,710	2,031	33,741
Expenses	32,657	1,951	34,608	27,215	1,745	28,960
Operating income	$3,918	$491	$4,409	4,495	286	4,781

Note 4.   Nonutility Property

The major components of net nonutility property as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006

Land	$30,933	8,947
Buildings and improvements	60,557	34,690
Intangibles	231	231
Subtotal	91,721	43,868
Less: accumulated depreciation and amortization	3,220	3,303
Total	$88,501	40,565

Depreciation of nonutility property is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

On February 9, 2007, SJW Land Company reinvested the proceeds from the sale of nonutility properties received on December 15, 2006 by purchasing approximately 54 acres of nonutility property with an office and distribution facilities in Knoxville, Tennessee for approximately $47,625.

Note 5.   Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan and Supplemental Executive Retirement Plan for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31
	2007	2006

Service cost	$571	565
Interest cost	958	926
Other cost	413	387
Expected return on assets	(769)	(740)
	$1,173	1,138

Internal Revenue Service regulations do not require SJW Corp. to make contributions for the 2007 plan year.

Note 6.   Segment Reporting

SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P., which operates commercial building rentals, (iii) SJWTX Water, Inc. doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and (iv) through January 31, 2007, Crystal Choice Water Service LLC, a business providing the sale and rental of water conditioning and purification equipment (see Note 10). In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility related services to its customers, through SJW Corp.’s subsidiaries, San Jose Water Company and Canyon Lake Water Service Company. The second segment is property management and investment activity conducted by SJW Land Company.

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

	Three Months Ended March 31, 2007

	Water Utility	Real Estate	All	SJW
	Services	Activities	Other*	Corp.

Operating revenue	37,486	1,420	111	$39,017
Operating expense	33,379	757	472	$34,608
Net income	1,530	543	49	$2,122
Depreciation and amortization	5,303	303	7	$5,613
Interest expense	2,819	372	—	$3,191
Income tax expense in operations income (loss)	1,104	361	(59)	$1,406
Assets	592,706	89,334	42,878	$724,918

	Three Months Ended March 31, 2006
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.

Operating revenue	32,384	1,031	326	$33,741
Operating expense	27,756	605	599	$28,960
Net income (loss)	3,823	412	(32)	$4,203
Depreciation and amortization	4,994	176	20	$5,190
Interest expense	2,351	229	—	$2,580
Income tax expense in operations income (loss)	1,818	238	(162)	$1,894
Assets	508,935	38,520	52,290	$599,745

*The “All Other” category includes Crystal Choice Water Service LLC and, without regard to its subsidiaries, SJW Corp. Please refer to Notes to Consolidated Financial Statements in SJW Corp.’s 2006 Annual Report on Form 10-K.

Note 7.   Long-Term Liabilities

SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company.

Note 8.   Adoption of FASB Interpretation

SJW Corp. adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result, SJW Corp. recognized a decrease in its liability for unrecognized tax benefits of approximately $448 which was recorded as an increase to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,407 as of January 1, 2007 and March 31, 2007, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $650.

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of deductions which would be available on the payment of such interest, is approximately $63 and $79 as of January 1, 2007 and March 31, 2007, respectively. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $194 within the next 12 months due to the lapsing of the statute of limitations.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2003 - 2006
California	2002 - 2006
Arizona	2006
Connecticut	2003 - 2006
Florida	2003 - 2006
Texas	2005 - 2006

Note 9.   Debt Issuance

On January 23, 2007, San Jose Water Company issued $20,000 of unsecured Senior Notes Series H, with an interest rate of 5.71% and interest-only payments until maturity, which is January 1, 2037. Senior Note Series H has terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. Proceeds from the sales of Senior Notes Series H were used to repay short-term borrowings and will also fund construction expenditures.

Note 10.   Sale of Business

On January 31, 2007, the rental equipment and existing inventory of Crystal Choice Water Service LLC was sold for $635 cash. The disposition of Crystal Choice Water Service LLC assets is not material to the overall financial condition of SJW Corp. The segment in which Crystal Choice Water Service LLC is disclosed under Note 6 of these financial statements is ‘‘All Other.’’

Note 11.   Commitment

On April 17, 2006, San Jose Water Company entered into an agreement with Adobe Systems Incorporated (“Adobe”) for Adobe to purchase approximately one acre of property and buildings located in San Jose, California for a total purchase price of approximately $4,000. The agreement includes an option for San Jose Water Company to lease-back the buildings until June 2008. The transaction needs to be approved by the CPUC since the property and buildings are utility plant assets. Since San Jose Water Company will retain more than a minor portion of the use of the property, the property will continue to be classified as a utility plant asset rather than an asset held-for-sale until the transaction is completed, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(in thousands, except share and per share data)

The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006.

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “plans,” “may,” “should,” “will,” and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under the section entitled “Factors that May Affect Future Results” under this Item 2 and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-K, Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

General:

SJW Corp. is a holding company with four subsidiaries.

San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose, California area.

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution, and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and the cities of Campbell, Monte Sereno, Saratoga, and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods, which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations, billings and cash remittance services.

San Jose Water Company has utility property including land held in fee, impounding reservoirs, diversion facilities, wells, distribution storage and all water facilities and other property necessary to provide utility service to its customers. Under Section 851 of the Public Utilities Code, properties currently used and useful in providing utilities services cannot be disposed of unless California Public Utilities Commission (“CPUC”) approval is obtained.

San Jose Water Company also has approximately 1,500 acres of nonutility property which has been identified as no longer used and useful in providing utility services of which approximately 16 acres of the nonutility property are located in the vicinity of the San Jose Metropolitan area. The remaining properties are located in the hillside area adjacent to our watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns the following properties:

Description	Approximate Acreage	Location	Approximate Square Footage
Three commercial buildings	2	San Jose, California	50,000
Warehouse	17	Connecticut	170,000
Warehouse	8	Florida	147,000
Retail building	2	Texas	14,000
Warehouse	11	Arizona	176,000
Warehouse and commercial building	54	Knoxville, Tennessee	494,000
Undeveloped land	5	San Jose, California	N/A

The California properties include a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a Variable Interest Entity within the scope of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” and as a result, it has been consolidated with SJW Land Company.

Canyon Lake Water Service Company (“CLWSC”) provides service to 7,500 connections that serve approximately 22,000 residents in a service area comprising more than 320 square miles in the rapidly growing region between San Antonio and Austin, Texas.

Crystal Choice Water Service LLC, a subsidiary 75% owned by SJW Corp., engaged in the sale and rental of water conditioning and purification equipment. On January 31, 2007, the rental equipment and existing inventory of Crystal Choice Water Service LLC was sold for $635 (see Note 10).

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 6% of its outstanding shares as of March 31, 2007.

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

Regional Regulated Activities

SJW Corp.’s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary that provides water service to the greater metropolitan San Jose area, and CLWSC, a 95% owned regulated utility in the state of Texas. SJW Corp. plans and applies a diligent and disciplined approach to improving and maintaining its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

Real Estate Investment

SJW Land Company’s real estate investments diversifies SJW Corp.’s asset base and balances SJW Corp.’s concentration in regulated assets. SJW Land Company implements its real estate investment strategy by exchanging selected real estate assets for relatively low risk investments with a capital structure and risk and return profile that is consistent with SJW Corp.’s consolidated capital structure and risk and return profile.

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

•                  water quality and environmental issues; and

•                  capital requirements.

SJW Corp. cannot be certain it will be successful in consummating any transactions relating to such opportunities. In addition, any transaction will involve numerous risks. These include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities of the acquired assets, the risk of diverting management’s attention from normal daily operations of the business, negative impact to SJW Corp.’s financial condition and operating results, the risks of entering markets in which it has no or limited direct prior experience, and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

Critical Accounting Policies:

SJW Corp. has identified the accounting policies below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on SJW Corp.’s business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect SJW Corp.’s reported and expected financial results. SJW Corp.’s critical accounting policies are as follows:

Balancing Account

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes.

Within its regulatory regime, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and groundwater extraction charge). The balancing account balance varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. Since the balances have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until the CPUC authorizes the change in customers’ rates. However, had the balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be decreased by the amount of the account over-collection or increased by the amount of the account under-collection, less applicable taxes.

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition”.

Metered revenue of San Jose Water Company and Canyon Lake Water Service Company (together referred to as the “Water Utility Services”) include billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period in which the revision to the Water Utility Services estimates are determined. As of March 31, 2007 and December 31, 2006, accrued unbilled revenue was $10,817 and $11,067, respectively. Unaccounted-for water on a 12 month-to-date basis for March 31, 2007 and 2006 approximated 5.3% and 5.9%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Service Group’s unaccounted-for water through customer conservation, main replacements, and lost water reduction programs.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the leases. Revenue from Crystal Choice Water Service LLC was recognized at the time of the delivery of water conditioning and purification equipment or ratably over the term of the lease of the water conditioning and purification equipment (see Note 10 to the accompanying unaudited condensed consolidated financial statements).

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment that it is probable that the costs are recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits and medical costs that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance has been recognized as of March 31, 2007 and December 31, 2006. The net regulatory assets recorded by San Jose Water Company as of March 31, 2007 and December 31, 2006, was $50,483.

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

Effective January 1, 2007, SJW Corp. adopted Financial Accounting Standards Board Interpretation No. 48 (“Interpretation 48”), “Accounting for Uncertainty in Income Taxes,” as discussed in Item 1, Note 8 of SJW Corp.’s accompanying unaudited condensed consolidated financial statements.

Pension Accounting

San Jose Water Company offers a defined benefit plan, an Executive Supplemental Retirement Plan and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the employees, mortality, turnover, and medical costs.

San Jose Water Company, through its Retirement Plan Administrative Committee managed by representatives from the unions and management, establishes investment guidelines that require approximately 30% of the Plan investments be in bonds or cash and the remaining 70% in equity securities. As of December 31, 2006, the plan assets consist of approximately 35% bonds, 7% cash and 58% equities. Furthermore, equities are to be diversified by industry groups to balance for capital appreciation and income. In addition, all investments are publicly traded. San Jose Water Company uses an expected rate of return on plan assets of 8% in its actuarial computation. The distribution of assets are not considered highly volatile or sensitive to changes in market rates and prices.

The plan assets are marked to market at the measurement date. Unrealized market losses on pension assets, when they occur, are amortized over 13 years.

San Jose Water Company utilizes each plan’s projected benefit stream in conjunction with the “above the median” Citigroup Pension Discount Curve, which is designed to reflect Aa corporate bond rates, in determining the discount rate used in calculating the pension and other postretirement benefit liabilities at the measurement date. For the year ending December 31, 2006, the composite discount rate used was 6.00%.

Recognition of Gain/Loss on Nonutility Property

In compliance with the Uniform Systems of Accounts prescribed by the CPUC and conforming to generally accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

Nonutility property in San Jose Water Company is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790. Nonutility property in SJW Land Company consists primarily of land and buildings. Net gains or losses from the sale of nonutility property are recorded as a component of other income (expense) in the consolidated statement of income and comprehensive income.

Recent Accounting Pronouncements:

Effective January 1, 2007, SJW Corp. adopted Financial Accounting Standards Board Interpretation No. 48 (“Interpretation 48”), “Accounting for Uncertainty in Income Taxes,” as discussed in Item 1, Note 8 of SJW Corp.’s accompanying unaudited condensed consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, however, for some entities, the application of SFAS 157 will change their current practice.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  SJW Corp. is in the process of evaluating the impact of this accounting standard.

Liquidity and Capital Resources:

The Water Utility Services’ budgeted capital expenditures for 2007, exclusive of capital expenditures financed by customer contributions and advances, are $55,916 with capital expenditures concentrated in water main replacements and treatment plants. In addition, CLWSC has approximately $10,000 in budgeted capital expenditures from 2006, primarily for the construction of a treatment plant, which will be completed in 2007. Approximately $18,000 will be spent to replace San Jose Water Company’s mains in 2007. Year-to-date capital expenditures as of March 31, 2007 are approximately $10,780.

Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Water Utility Services expects to incur approximately $265,885 in capital expenditures, which includes replacement of pipes and mains, and maintaining existing water systems, over the next five years, exclusive of customer contributions and advances. Water Utility Services’ actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to the utility plants normally exceed company-financed additions by several million dollars as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

Historically, the Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Sources of Capital:

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of March 31, 2007, San Jose Water Company’s funded debt and equity were 49% and 51%, respectively.

Historically, San Jose Water Company’s internally generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company’s capital expenditures. Funding for its future capital expenditure program will be provided through internally generated funds and long-term debt and will be consistent with the regulator’s guidelines.

On January 23, 2007, San Jose Water Company issued $20,000 of unsecured Senior Notes Series H, with an interest rate of 5.71% and interest-only payments until maturity, which is January 1, 2037. Proceeds from the sales of Senior Notes Series H were used to repay short-term borrowings and will also fund construction expenditures. San Jose Water Company has outstanding $150,000 of unsecured senior notes as of March 31, 2007. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2007, San Jose Water Company’s funded debt was 49% of total capitalization and the net income available for interest charges was 471% of interest charges.

San Jose Water Company received a $2,007, 20-year 2.39% interest rate loan from the Safe Drinking Water State Revolving Fund (“SDWSRF”) which requires semi-annual payments. San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000 in support of this loan.

In 2004, the California Department of Water Resources approved San Jose Water Company’s application for a second loan under the SDWSRF program. The loan is for approximately $1,660 over a term of 20 years at an interest rate of 2.60%. These funds will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2007, when all documentation has been completed.

SJWTX Water, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000 of unsecured senior notes as of March 31, 2007. The senior note agreement has terms and conditions that restrict SJWTX Water, Inc. from issuing additional funded debt if (1) its funded debt would exceed 66-2/3% of total capitalization, and (2) its net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005.

In February 2007, SJW Land Company purchased approximately 54 acres of nonutility property with an office and distribution facilities in Knoxville, Tennessee by reinvesting proceeds from the sale of nonutility property in the fourth quarter of 2006 of approximately $31,261, in order to qualify the transaction under Internal Revenue Code 1031. The total purchase price of the replacement property was approximately $47,625. SJW Land Company also borrowed approximately $13,500 in connection with the purchase.  The property is leased to a large retail company for 19 years.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $35,000 at rates that approximate the bank’s prime or reference rate. At March 31, 2007, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $35,000. Cost of borrowing averaged 6.25% for the first three months of 2007. The lines of credit will expire on June 1, 2008.

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended March 31, 2007 was $2,122, a decrease of $2,081, or 50%, from $4,203 in the first quarter of 2006. The decrease is primarily due to the inclusion of the net of tax gain on the sale of nonutility property of $1,535 in the first quarter of 2006.

Operating Revenue

	Operating Revenue by Subsidiary
	Three Months Ended
	March 31
	2007	2006

San Jose Water Company	$36,398	32,384
SJW Land Company	1,420	1,031
Crystal Choice Water Service LLC	111	326
Canyon Lake Water Service Company	1,088	—
	$39,017	33,741

The change in consolidated operating revenue for the same period in 2006 was due to the following factors:

	Three Months Ended
	March 31 2007 vs. 2006
	Increase/(decrease)
Utility:
Consumption changes	$1,453	4%
New customers	1,365	4%
Rate changes	2,284	7%
Real estate	389	1%
Crystal Choice Water Service LLC	(215)	—
	$5,276	16%

The acquisition of substantially all the assets of Canyon Lake Water Supply Corporation by Canyon Lake Water Service Company, on May 31, 2006, contributed approximately $1,088 to SJW Corp.’s new customer revenue in the first quarter of 2007.

Operating Expenses

	Operating Expenses by Subsidiary
	Three Months Ended
	March 31
	2007	2006

San Jose Water Company	$32,288	27,756
SJW Land Company	757	605
Crystal Choice Water Service LLC	199	385
SJW Corp.	273	214
Canyon Lake Water Service Company	1,091	—
	$34,608	28,960

The change in operating expenses from the same period in 2006 was due to the following factors:

	Three Months Ended
	March 31 2007 vs. 2006
	Increase/(decrease)
Water production costs:
Decreased surface water supply	$2,185	8%
Change in consumption usage and new customers	1,923	6%
Groundwater extraction charges and purchased water price increase	327	1%
Other	20	—
Total water production costs	4,455	15%

Nonwater production costs:
Administrative and general	699	2%
Other operating expense	(40)	—
Maintenance	487	2%
Property taxes and other nonincome taxes	112	—
Depreciation and amortization	423	2%
Total nonwater production costs	1,681	6%

Income taxes	(488)	(2)%
Total operating expenses	$5,648	19%

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run off and diversion, and imported water purchased from the Santa Clara Valley Water District (the “SCVWD”). Surface water is the least expensive source of water and its availability will significantly impact the water production costs of San Jose Water Company.

CLWSC’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by groundwater pumped from wells.

Water Utility Services’ water production for the three months ended March 31, 2007 increased 1,333 million gallons from the same period in 2006. During this period, more purchased and groundwater were used when compared to the same period in 2006.

The change in the Water Utility Service’s source of supply mix was as follows:

	Three Months Ended
	March 31, 2007 vs. 2006
	Increase/(decrease)
	(in million gallons)
Purchased water	1,574	20%
Surface water	(1,331)	(17)%
Groundwater	1,064	14%
Reclaimed water	26	—
	1,333	17%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Total quarterly administrative and general expenses in the first quarter of 2007 increased $699 from 2006 due to $370 dedicated to the operation of CLWSC which was acquired in the second quarter of 2006, $396 increase in salaries, benefits and retirement costs, $142 increase in workers’ compensation costs due to a nonrecurring refund received in the first quarter of 2006, offset by $209 decrease in other costs.  In addition, maintenance expenses increased $487 of which $177 is attributable to increased labor costs, $157 relates to CLWSC and $116 is due to a greater level of maintenance activity in 2007 as a result of drier weather conditions.  Depreciation expense increased $423 which is attributable to increased depreciable assets in San Jose Water Company, SJW Land Company and CLWSC. Income tax expense decreased $488 in the first quarter of 2007. The effective income tax rates for the periods ended March 31, 2007 and 2006 approximated 40% and 42%, respectively.

The change in comprehensive income for the three months ended March 31, 2007 and 2006 was due to the changes in market value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from groundwater wells, surface water watershed run off and diversion, and the purchase of import water from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2007 remains comparable with 30-year normal levels.

On March 27, 2007, the SCVWD’s 10 reservoirs were 61% full with 99,078 acre-feet of water in storage. The rainfall in the season commencing July 1, 2006 is approximately 58% of historical season average.

Rainfall at San Jose Water Company’s Lake Elsman was measured at 21.55 inches for the season commencing July 1, 2006, which is approximately 50% of the five-year average. Local surface water is a less costly source of water and its availability significantly impacts San Jose Water Company’s results of operations.

Based on information provided by SCVWD in its Water Utility Enterprise Report, San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the immediate foreseeable future.

To the extent that San Jose Water Company has to pump water from wells during peak periods to satisfy customer demand when imported water is insufficient, higher energy costs will be incurred. Currently, the CPUC has no established procedure for water utilities to recover the additional costs incurred due to such unanticipated changes in water supply mix. There can be no assurance that such costs will be recovered in full or in part.

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

On November 9, 2006, the CPUC issued San Jose Water Company’s most recent general rate case decision (D.06-11-015). The decision granted San Jose Water Company authority to increase rates by $3,488 or 2.00% in 2007, $5,402 or 3.02% in 2008, and $3,959 or 2.15% in 2009. The decision also authorizes additional rate recoveries to be phased in as capital projects are completed over the three-year period and the recovery of approximately $450 from the company’s balancing and memorandum accounts. These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California.

Pursuant to this general rate case decision, on January 1, 2007, San Jose Water Company was authorized a revenue increase of $3,488, or 2.00%, designed to recover projected operating cost increases for 2007. Also pursuant to D.06-11-015, on April 12, 2007, the CPUC authorized a $1,568 revenue increase to recover additional plant additions originally authorized in D.06-11-015.

On November 1, 2006, the San Jose Water Company also filed a request with the CPUC requesting implementation of a rate increase for the Mountain District (formerly Redwood Mutual Water Company). In accordance with the Agreement for Purchase and Sale of Water System between Redwood Mutual Water Company and San Jose Water Company, the service charge will be increased by 2.0% and the Quantity Rate will be increased by 10.3% over the 2006 water rates originally established by the Redwood Mutual Water Company. This request is still pending before the CPUC.

CLWSC is expected to file its first rate case in 2007 with the Texas Commission on Environmental Quality with new rates expected to become effective in late 2007. As part of the acquisition agreement, CLWSC implemented a two-year rate freeze effective from November 2005 until November 2007.

Balancing Account Recovery Procedures

As of March 31, 2007 and December 31, 2006, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $865 and $739, respectively, including interest. The balance for the period November 29, 2001 to December 31, 2004 has been reviewed and authorized for rate recovery by the CPUC.  All the memorandum type balancing accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case.  The balances are summarized as follows:

	March 31, 2007	December 31, 2006
Under-collected balancing account 11/29/2001 to 12/31/2004, including surcharge and interest	361	402
Over-collected memorandum type balancing account 1/1/2005 to 12/31/2005	(148)	(146)
Over-collected memorandum type balancing account 1/1/2006 to 12/31/2006	(1,008)	(995)
Over-collected memorandum type balancing account 1/1/2007 to 3/31/2007	(70)	—
Net over-collected balancing account	$(865)	(739)

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

ITEM 4.   CONTROLS AND PROCEDURES

SJW Corp.’s management, with the participation of SJW Corp.’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the SJW Corp.’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Act”) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in the reports that it files or submits under the Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in internal control over financial reporting during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

ITEM 5.   OTHER INFORMATION

On April 26, 2007, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.15125 per common share. The dividend will be paid June 1, 2007 to shareholders of record as of the close of business on May 7, 2007.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: May 4, 2007	By	/s/ ANGELA YIP
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