Form 10-Q
period 2007-06-30
SJW CORP
filed 2007-08-03
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007
Commission file number	1-8966

SJW Corp.
(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

374 West Santa Clara Street, San Jose, CA	95113
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of July 16, 2007 are 18,333,483.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2007	2006	2007	2006
OPERATING REVENUE	$55,135	47,873	$94,152	81,615
OPERATING EXPENSE:
Operation:
Purchased water	13,287	11,512	22,613	18,166
Power	2,264	1,162	3,176	1,722
Groundwater extraction charges	8,555	4,367	12,121	6,504
Total production costs	24,106	17,041	37,910	26,392

Administrative and general	5,265	4,947	11,055	10,038
Other	3,628	3,715	7,249	7,375
Maintenance	2,995	2,323	5,787	4,628
Property taxes and other nonincome taxes	1,574	1,379	3,156	2,849
Depreciation and amortization	5,672	5,286	11,285	10,476
Income taxes	3,835	4,545	5,241	6,439
Total operating expense	47,075	39,236	81,683	68,197
OPERATING INCOME	8,060	8,637	12,469	13,418
OTHER (EXPENSE) INCOME:
Interest on senior notes	(2,713)	(2,264)	(5,453)	(4,615)
Mortgage and other interest expense	(491)	(310)	(942)	(539)
Dividends	319	316	638	632
Gain on sale of nonutility property, net of taxes of $1,056	-	-	-	1,535
Other, net	231	92	816	243
NET INCOME	5,406	6,471	7,528	10,674
Other comprehensive (loss):
Unrealized (loss) on investment	(913)	(10,240)	(3,201)	(2,739)
Less: income taxes related to other comprehensive (loss)	374	4,198	1,312	1,123
Other comprehensive (loss), net	(539)	(6,042)	(1,889)	(1,616)
COMPREHENSIVE INCOME	$4,867	429	$5,639	9,058
EARNINGS PER SHARE
Basic	$0.30	0.35	$0.41	0.58
Diluted	$0.29	0.35	$0.41	0.58
DIVIDENDS PER SHARE	$0.15	0.14	$0.30	0.28
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,324,819	18,271,608	18,312,604	18,271,439
Diluted	18,539,267	18,530,671	18,528,363	18,530,384

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	JUNE 30	DECEMBER 31
	2007	2006
ASSETS
Utility plant:
Land	$5,668	4,837
Depreciable plant and equipment	743,335	716,679
Construction in progress	15,864	10,863
Intangible assets	8,040	8,040
	772,907	740,419

Less accumulated depreciation and amortization	245,930	234,173

	526,977	506,246

Nonutility property	88,010	43,868
Less accumulated depreciation and amortization	2,921	3,303

	85,089	40,565

CURRENT ASSETS:
Cash and cash equivalents	5,693	3,788
Accounts receivable:
Customers, net of allowances for uncollectible accounts	11,468	9,861
Other	1,032	1,028
Accrued unbilled utility revenue	17,907	11,067
Sale proceeds held in trust account	-	31,261
Materials and supplies	895	932
Prepaid expenses	1,080	1,538

	38,075	59,475

OTHER ASSETS:
Investment in California Water Service Group	41,237	44,438
Unamortized debt issuance and reacquisition costs	3,310	3,220
Regulatory assets	49,882	50,483
Other	1,353	1,437

	95,782	99,578

	$745,923	705,864

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	JUNE 30	DECEMBER 31
	2007	2006
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,333,483 shares on June 30, 2007 and 18,271,698 in 2006	$9,549	9,522
Additional paid-in capital	17,780	16,267
Retained earnings	189,192	186,876
Accumulated other comprehensive income	13,629	15,517
Total shareholders’ equity	230,150	228,182

Long-term debt, less current portion	196,690	163,648

	426,840	391,830

CURRENT LIABILITIES:
Line of credit	3,500	15,500
Current portion of long-term debt	613	485
Accrued groundwater extraction charges and purchased water	11,265	4,244
Purchased power	1,002	301
Accounts payable	5,082	7,267
Accrued interest	4,372	3,871
Accrued taxes	3,312	-
Accrued payroll	1,267	1,432
Work order deposit	459	417
Other current liabilities	3,674	3,729

	34,546	37,246

DEFERRED INCOME TAXES	78,607	81,552
UNAMORTIZED INVESTMENT TAX CREDITS	1,765	1,795
ADVANCES FOR CONSTRUCTION	73,295	67,955
CONTRIBUTIONS IN AID OF CONSTRUCTION	97,242	95,225
DEFERRED REVENUE	1,296	1,262
POSTRETIREMENT BENEFIT PLANS	28,045	26,298
OTHER NONCURRENT LIABILITIES	4,287	2,701
COMMITMENTS AND CONTINGENCIES	-	-

	$745,923	705,864

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED
	JUNE 30
	2007	2006
OPERATING ACTIVITIES:
Net income	$7,528	10,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,285	10,476
Deferred income taxes	(2,975)	(1,717)
Share-based compensation	1,157	474
Gain on sale of nonutility property, net of taxes	-	(1,535)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(8,450)	(6,374)
Accounts payable, purchased power and other current liabilities	(1,364)	(227)
Accrued groundwater extraction charges and purchased water	7,021	3,095
Accrued taxes	3,316	3,437
Accrued interest	501	100
Accrued payroll	(165)	378
Prepaid expenses and materials and supplies	495	469
Postretirement benefits	1,841	2,202
Other noncurrent assets and noncurrent liabilities	2,826	1,970
Other changes, net	1,632	286

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,648	23,708

INVESTING ACTIVITIES:
Additions to utility plant	(29,876)	(31,443)
Additions to nonutility property	(48,245)	(12,602)
Cost to retire utility plant, net of salvage	(677)	(498)
Proceeds from sale of nonutility property	-	2,739
Cash acquired from the acquisition of Canyon Lake Water Supply Corporation, net of payments made for the acquisition	-	4,083
Sale proceeds from trust account	31,261	-

NET CASH USED IN INVESTING ACTIVITIES	(47,537)	(37,721)

FINANCING ACTIVITIES:
Discharge of Canyon Lake Water Supply Corporation bonds	-	(19,951)
Borrowings from line of credit	8,800	23,000
Repayments of line of credit	(20,800)	-
Long-term borrowings	33,500	3,854
Repayments of long-term borrowings	(330)	(153)
Dividends paid	(5,538)	(5,162)
Exercise of stock options	383	10
Receipts of advances and contributions in aid of construction	9,840	6,476
Refunds of advances for construction	(1,061)	(897)

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,794	7,177
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,905	(6,836)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,788	9,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,693	2,562
Cash paid during the period for:
Interest	$6,233	5,239
Income taxes	966	3,307
Supplemental disclosure of non-cash activities:
Decrease in accrued payables for additions to utility plant	(272)	(1,431)
Amortization of debt issuance costs	91	84
Decrease in nonutility property due to transfer to utility property	3,035	-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

For the three months ended June 30, 2007 and 2006, the basic weighted average number of common shares was 18,324,819 and 18,271,608, respectively. For the six months ended June 30, 2007 and 2006, the basic weighted average number of common shares was 18,312,604 and 18,271,439, respectively. For the three months ended June 30, 2007 and 2006, the diluted weighted average number of common shares was 18,539,267 and 18,530,671, respectively. For the six months ended June 30, 2007 and 2006, the diluted weighted average number of common shares was 18,528,363 and 18,530,384, respectively. For the three and six months ended June 30, 2007, 494 shares in the Employee Stock Purchase Plan and, for the three and six months ended June 30, 2006, 4,705 option shares were excluded from the dilutive calculation because they were anti-dilutive.

Note 2.	Long-Term Incentive Plan and Share-Based Payments

On January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards.

SJW Corp.’s Incentive Plan provides for grants to employees and non-employee Board members. The types of awards included in the Incentive Plan are stock options, dividend units, restricted stock, and deferred restricted stock units. The remaining shares available for issuance under the Incentive Plan are 1,344,896. As of June 30, 2007, the number of shares outstanding was 388,343. The total compensation cost charged to income under the Incentive Plan for the three and six months ended June 30, 2007, was $164 and $372, respectively, and for the three and six months ended June 30, 2006, was $167 and $385, respectively. The total increase in shareholders’ equity resulting from the Incentive Plan for the three and six months ended June 30, 2007, was $164 and $588, respectively, and for the three and six months ended June 30, 2006, was $111 and $469, respectively.

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

Stock Options

No options were granted during the three and six months ending June 30, 2007 and 2006.

SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. SJW Corp. has recognized share-based compensation expense for the stock options granted under the Incentive Plan of $26 and $59 for the three and six months ended June 30, 2007, respectively, and $33 and $65 for the three and six months ended June 30, 2006, respectively. As of June 30, 2007, total unrecognized compensation costs related to stock options amounted to $115. These costs are expected to be recognized over a weighted average period of 1.25 years.

SFAS 123R requires the cash flows resulting from the tax benefits for tax deduction in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the three and six months ended June 30, 2007, total cash received on exercise of options amounted to $95 and $589, respectively, and the tax benefit realized from stock options exercised amounted to $33 and $229, respectively.  For the six months ended June 30, 2006, total cash received on exercise of options amounted to $15 and the tax benefit realized from stock options exercised amounted to $3.

Restricted Stock and Deferred Restricted Stock Plans

Under SJW Corp.’s Deferred Restricted Stock Program, SJW Corp. grants deferred restricted stock units to non-employee Board members. In addition, SJW Corp.’s Deferral Election Program, as amended on June 1, 2006 (the “Deferral Program”), also includes meeting fees earned for the 2007 calendar year to be deferred into deferred restricted stock units. Previously, only retainer fees were allowed to be deferred under the Deferral Program. Such retainer fees and meeting fees are collectively referred to as the “Annual Service Fees.”

On April 27, 2007, a non-employee Board member retired from the Board of Directors and accordingly 11,331 shares of common stock were distributed upon his retirement.  Additionally, SJW Corp. paid cash in the amount of $1 to settle the dividend equivalent rights earned for those shares with a lump-sum payment arrangement.

As of June 30, 2007, a total of 21,000 restricted and deferred restricted stock units had been granted to a key employee of SJW Corp., of which 7,000 restricted stock units vest upon the achievement of certain market conditions related to SJW Corp.’s common stock. In addition, 7,742 deferred restricted stock units were granted to non-employee Board members.

SJW Corp. has recognized an aggregate share-based compensation expense of $138 and $314 for the three and six months ended June 30, 2007, respectively, and $78 and $207 for the three and six months ended June 30, 2006, respectively, related to restricted and deferred restricted stock awards to the employees and non-employee Board members of SJW Corp. As of June 30, 2007, the total unrecognized compensation costs were $1,132. These costs are expected to be recognized over a weighted average period of 2.05 years.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation on dividend equivalent rights is recognized as a liability and recorded against retained earnings on the date dividends are issued.

On April 2, 2007, the final dividend equivalent rights related to the 2003 option grants were converted to common stock units and 246 shares were credited into the participants’ option deferred stock unit accounts.  Accordingly, on April 29, 2007, 5,849 shares of common stock attributed to the 2003 option grant are fully vested and issued under the Incentive Plan to participants.  The tax benefit realized from the stock issuance was $35.

For the three and six months ended June 30, 2007, $55 and $118, respectively, and the three and six months ended June 30, 2006, $56 and $112, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of SJW Corp.’s common stock at eighty-five percent (85%) of the fair market value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of ten percent (10%) of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 270,400 shares of common stock have been reserved for issuance under the ESPP.

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp. recorded expense of $16 and $32 for the three and six months ended June 30, 2007, respectively, and $16 and $30 for the three and six months ended June 30, 2006, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2007 for the ESPP is approximately $6. This cost is expected to be recognized during the third quarter of 2007.

Note 3.	Nonregulated Business

The “Water Utility Services” activities of SJW Corp. consist primarily of two of its subsidiaries, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (“CPUC”), that operates within a service area approved by the CPUC and SJWTX Water, Inc., doing business as Canyon Lake Water Service Company, which is regulated by the Texas Commission on Environmental Quality. Included in the total operating revenue and operating expense are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems and lease operations of several commercial buildings and properties of SJW Land Company, and the sale and rental of water conditioning and purification equipment, through January 31, 2007, of Crystal Choice Water Service LLC (see Note 10). The following tables represent the distribution of the regulated and nonregulated business activities for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Regulated	Non Regulated	Total	Regulated	Non Regulated	Total
Revenue	$52,153	$2,982	$55,135	45,501	2,372	47,873
Expenses	45,105	1,970	47,075	37,237	1,999	39,236
Operating income	$7,048	$1,012	$8,060	8,264	373	8,637

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Regulated	Non Regulated	Total	Regulated	Non Regulated	Total
Revenue	$88,728	$5,424	$94,152	77,212	4,403	81,615
Expenses	77,762	3,921	81,683	64,451	3,746	68,197
Operating income	$10,966	$1,503	$12,469	12,761	657	13,418

Note 4.	Nonutility Property

The major components of net nonutility property as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006

Land	$30,103	8,947
Buildings and improvements	57,676	34,690
Intangibles	231	231
Subtotal	88,010	43,868
Less: accumulated depreciation and amortization	2,921	3,303
Total	$85,089	40,565

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

The components of net periodic benefit costs for San Jose Water Company’s pension plan and Supplemental Executive Retirement Plan for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost	$620	571	$1,240	1,143
Interest cost	1,068	958	2,137	1,915
Other cost	369	413	738	826
Expected return on assets	(885)	(769)	(1,771)	(1,538)
	$1,172	1,173	$2,344	2,346

Internal Revenue Service regulations do not require SJW Corp. to make contributions for the 2007 plan year, however, San Jose Water Company expects to make a contribution of $362 to the other postretirement benefit plan before the end of 2007.

Note 6.	Segment Reporting

SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”), (iii) SJWTX Water, Inc. doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and (iv) through January 31, 2007, Crystal Choice Water Service LLC, a business providing the sale and rental of water conditioning and purification equipment (see Note 10). In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility related services to its customers, through SJW Corp.’s subsidiaries, the Water Utility Services. The second segment is property management and investment activity conducted by SJW Land Company, the Real Estate Services.

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

	Three Months Ended June 30, 2007
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	53,414	1,721	-	$55,135
Operating expense	46,101	757	217	$47,075
Net income	4,832	480	94	$5,406
Depreciation and amortization	5,296	376	-	$5,672
Interest expense	2,718	466	20	$3,204
Income tax expense (benefit) in operations income	3,556	304	(25)	$3,835
Assets	618,651	85,885	41,387	$745,923

	Three Months Ended June 30, 2006
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	46,539	1,004	330	$47,873
Operating expense	38,071	610	555	$39,236
Net income (loss)	6,195	343	(67)	$6,471
Depreciation and amortization	5,078	188	20	$5,286
Interest expense	2,264	310	-	$2,574
Income tax expense (benefit) in operations income	4,469	241	(165)	$4,545
Assets	542,010	47,264	41,771	$631,045

	Six Months Ended June 30, 2007
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	90,900	3,141	111	$94,152
Operating expense	79,480	1,514	689	$81,683
Net income	6,362	1,023	143	$7,528
Depreciation and amortization	10,599	679	7	$11,285
Interest expense	5,537	838	20	$6,395
Income tax expense (benefit) in operations income	4,660	665	(84)	$5,241
Assets	618,651	85,885	41,387	$745,923

	Six Months Ended June 30, 2006
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	78,924	2,035	656	$81,615
Operating expense	65,828	1,215	1,154	$68,197
Net income (loss)	10,018	755	(99)	$10,674
Depreciation and amortization	10,072	364	40	$10,476
Interest expense	4,615	539	-	$5,154
Income tax expense (benefit) in operations income	6,287	479	(327)	$6,439
Assets	542,010	47,264	41,771	$631,045

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

Note 8.	Adoption of Financial Accounting Standards Board Interpretation No. 48

SJW Corp. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result, SJW Corp. recognized a decrease in its liability for unrecognized tax benefits of approximately $448 which was recorded as an increase to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,407 for both January 1, 2007 and June 30, 2007. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $650 and $662 as of March 31, 2007 and June 30, 2007, respectively.

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of deductions which would be available on the payment of such interest, is approximately $79 and $91 as of March 31, 2007 and June 30, 2007, respectively. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $194 within the next 12 months following the adoption date of January 1, 2007 due to the lapsing of statute of limitations.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2003 – 2006
California	2002 – 2006
Arizona	2006
Connecticut	2003 – 2006
Florida	2003 – 2006
Texas	2005 – 2006

Note 9.	Debt Issuance

On January 23, 2007, San Jose Water Company issued $20,000 of unsecured Senior Notes Series H, with an interest rate of 5.71% and interest-only payments until maturity, which is January 1, 2037. Senior Note Series H has terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. Proceeds from the sales of Senior Notes Series H were used to repay short-term borrowings and also fund construction expenditures.

Note 10.	Sale of Business

On January 31, 2007, the rental equipment and existing inventory of Crystal Choice Water Service LLC was sold for $635 cash. The disposition of Crystal Choice Water Service LLC assets is not material to the overall financial condition of SJW Corp. The segment in which Crystal Choice Water Service LLC is disclosed under Note 6 of these financial statements is “All Other.”

Note 11.	Commitment

On April 17, 2006, San Jose Water Company entered into an agreement with Adobe Systems Incorporated (“Adobe”) for Adobe to purchase approximately one acre of property and buildings located in San Jose, California for a total purchase price of approximately $4,000. The agreement includes an option for San Jose Water Company to lease-back the buildings until June 2008. The transaction needs to be approved by the CPUC since the property and buildings are utility plant assets. Since San Jose Water Company will retain more than a minor portion of the use of the property, the property will continue to be classified as a utility plant asset rather than an asset held-for-sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On May 15, 2007, San Jose Water Company entered into an agreement to purchase a building in downtown San Jose, California for a total purchase price of approximately $6,700. The purchase is expected to close in the fourth quarter of 2007.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns the following properties:

Description	Approximate Acreage	Location	Approximate Square Footage
Three commercial buildings	2	San Jose, California	50,000
Warehouse	17	Windsor, Connecticut	170,000
Warehouse	8	Orlando, Florida	147,000
Retail building	2	El Paso, Texas	14,000
Warehouse	11	Phoenix, Arizona	176,000
Warehouse and commercial building	54	Knoxville, Tennessee	494,000
Undeveloped land	5	San Jose, California	N/A

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

Crystal Choice Water Service LLC, a subsidiary 75% owned by SJW Corp., engaged in the sale and rental of water conditioning and purification equipment. On January 31, 2007, the rental equipment and existing inventory of Crystal Choice Water Service LLC was sold for $635 (see Item 1, Note 10, to the accompanying unaudited condensed consolidated financial statements).

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of its outstanding shares as of June 30, 2007.

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

Regional Regulated Activities

SJW Corp.’s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary that provides water service to the greater metropolitan San Jose area, and CLWSC, a 97.5% owned regulated water utility in the state of Texas. SJW Corp. plans and applies a diligent and disciplined approach to improving and maintaining its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

Within its regulatory regime, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and groundwater extraction charges). The balancing account balance varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection while, during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. Since the balances have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until the CPUC authorizes the change in customers’ rates. However, had the balancing account been recognized in San Jose Water Company's financial statements, San Jose Water Company's retained earnings would be decreased by the amount of the account over-collection or increased by the amount of the account under-collection, less applicable taxes.

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition.”

Metered revenue of San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) include billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services estimates are determined. As of June 30, 2007 and December 31, 2006, accrued unbilled revenue was $17,907 and $11,067, respectively. Unaccounted-for water on a 12 month-to-date basis for June 30, 2007 and 2006 approximated 6.8% and 5.2%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the leases.

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment that it is probable that the costs are recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits and medical costs that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance has been recognized as of June 30, 2007 and December 31, 2006. The net regulatory assets recorded by San Jose Water Company as of June 30, 2007 and December 31, 2006 was $49,882 and $50,483, respectively.

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

Effective January 1, 2007, SJW Corp. adopted FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes,’’ as discussed in Item 1, Note 8 of SJW Corp.’s accompanying unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements:

Effective January 1, 2007, SJW Corp. adopted FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes,’’ as discussed in Item 1, Note 8 of SJW Corp.’s accompanying unaudited condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, however, for some entities, the application of SFAS 157 will change their current practice.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  SJW Corp. is in the process of evaluating the impact of this accounting standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. SJW Corp. is in the process of evaluating the impact of this accounting standard.

Liquidity and Capital Resources:

The Water Utility Services’ budgeted capital expenditures for 2007, exclusive of capital expenditures financed by customer contributions and advances, are $55,916 with capital expenditures concentrated in water main replacements and treatment plants. In addition, the Water Utility Services has approximately $10,000 in budgeted capital expenditures from 2006, primarily for the construction of a treatment plant, which will be completed in 2007. Approximately $18,000 will be spent to replace Water Utility Services mains in 2007. Year-to-date capital expenditures as of June 30, 2007 are approximately $33,956.

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

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of June 30, 2007, San Jose Water Company’s funded debt and equity were 48% and 52%, respectively.

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

On January 23, 2007, San Jose Water Company issued $20,000 of unsecured Senior Notes Series H, with an interest rate of 5.71% and interest-only payments until maturity, which is January 1, 2037. Proceeds from the sales of Senior Notes Series H were used to repay short-term borrowings and also fund construction expenditures. San Jose Water Company has outstanding $150,000 of unsecured senior notes as of June 30, 2007. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of June 30, 2007, San Jose Water Company’s funded debt was 48% of total capitalization and the net income available for interest charges was 439% of interest charges.

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

SJWTX Water, Inc. has outstanding $15,000 of unsecured senior notes as of June 30, 2007. The senior note agreement has terms and conditions that restrict SJWTX Water, Inc. from issuing additional funded debt if (1) its funded debt would exceed 66-2/3% of total capitalization, and (2) its net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005.

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

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $35,000 at rates that approximate the bank’s prime or reference rate. At June 30, 2007, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $31,500. Cost of borrowing averaged 6.25% for the first six months of 2007. The lines of credit will expire on June 1, 2008. SJW Corp. and its subsidiaries intend to borrow funds in the third quarter of 2007. The debt will be used to repay the line of credit.

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended June 30, 2007 was $5,406, a decrease of $1,065, or 16%, from $6,471 in the second quarter of 2006.  For the six months ended June 30, 2007, consolidated net income was $7,528, a decrease of $3,146, or 29%, from $10,674 for the same period in 2006.

Operating Revenue

	Operating Revenue by Segment
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Water Utility Services	$53,414	46,539	$90,900	78,924
Real Estate Services	1,721	1,004	3,141	2,035
All Other	-	330	111	656
	$55,135	47,873	$94,152	81,615

The change in operating revenue from the same period in 2006 was due to the following factors:

	Three Months Ended June 30, 2007 vs. 2006		Six Months Ended June 30, 2007 vs. 2006
	Increase/(decrease)		Increase/(decrease)
Utility:
Consumption changes	$3,505	7%	$4,958	6%
New customers increase	1,086	2%	2,451	3%
Rate increases	2,282	5%	4,566	6%
Real Estate Services	719	2%	1,107	1%
All Other	(330)	(1%)	(545)	(1%)
	$7,262	15%	$12,537	15%

Operating Expense

	Operating Expense by Segment
	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Water Utility Services	$46,101	38,071	$79,480	65,828
Real Estate Services	757	610	1,514	1,215
All Other	217	555	689	1,154
	$47,075	39,236	$81,683	68,197

The change in operating expenses from the same period in 2006 was due to the following factors:

	Three Months Ended June 30, 2007 vs. 2006		Six Months Ended June 30, 2007 vs. 2006
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Decreased surface water supply	$3,164	8%	$5,349	8%
Change in consumption usage and new customers	3,129	8%	5,050	7%
Groundwater extraction charges and purchased water price increase	663	2%	990	2%
Other	109	-	129	-
Total water production costs	7,065	18%	11,518	17%

Nonwater production costs:
Administrative and general	318	1%	1,017	2%
Other operating expense	(87)	-	(126)	-
Maintenance	672	2%	1,159	2%
Property taxes and other nonincome taxes	195	-	307	-
Depreciation and amortization	386	1%	809	1%
Total nonwater production costs	1,484	4%	3,166	5%

Income taxes	(710)	(2%)	(1,198)	(2%)
Total operating expenses	$7,839	20%	$13,486	20%

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run off and diversion, and imported water purchased from SCVWD. Surface water is the least expensive source of water and its availability will significantly impact the water production costs of San Jose Water Company.

Water production costs increased $7,065 and $11,518 for the second quarter and year-to-date of 2007, respectively. The increase in water production costs was primarily attributable to $3,164 and $5,349 for the quarter and year-to-date, respectively, in decreased surface water supply necessitating additional purchased water from the Santa Clara Valley Water District (“SCVWD”). The lack of precipitation this past winter adversely impacts the Water Utility Services’ operating results.

CLWSC’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by groundwater pumped from wells.

Water Utility Services’ water production for the three and six months ended June 30, 2007 increased 1,868 and 3,301 million gallons, respectively, from the same period in 2006. During these periods, more purchased and groundwater were used when compared to the same period in 2006.

The change in the Water Utility Services' source of supply mix was as follows:

	Three Months Ended June 30, 2007 vs. 2006		Six Months Ended June 30, 2007 vs. 2006
	Increase/(decrease)		Increase/(decrease)
Purchased water	705	5%	2,351	11%
Surface water	(1,927)	(15%)	(3,258)	(16%)
Groundwater	3,057	23%	4,149	20%
Reclaimed water	33	-	59	-
	1,868	13%	3,301	15%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Total quarterly maintenance expenses increased $672 in the second quarter of 2007 from 2006 due to $388 which is attributable to higher leak repairs, $165 in increased labor costs and $119 due to the operation of CLWSC which was acquired in the second quarter of 2006. Depreciation expense increased $386 due to higher utility and nonutility investment in CLWSC and SJW Land Company. Increases in administrative and general expense of $318 and taxes other than income and other expense of $108 are primarily attributable to the operation of CLWSC. Income tax expense decreased $710 in the second quarter of 2007 versus the second quarter of 2006.

Year-to-date nonwater production costs increased $3,166, or 5%, compared to 2006. The increase is primarily attributable to a $1,159 increase in maintenance expenses, $1,017 in administrative and general costs, $809 in depreciation expense, and taxes other than income and other expenses increased $181. Income tax expense decreased $1,198 year-to-date for 2007. The effective income tax rates for the periods ended June 30, 2007 and 2006 approximated 41%.

The change in comprehensive income for the three and six months ended June 30, 2007 and 2006 was due to the changes in market value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from groundwater wells, local surface water from watershed run off and diversion, and the purchase of imported treated water from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2007 remains comparable with 30-year normal levels.

On June 25, 2007, the SCVWD’s 10 reservoirs were 56% full with 98,430 acre-feet of water in storage. The rainfall in the season commencing July 1, 2006 was approximately 57% of historical season average.

Rainfall at San Jose Water Company’s Lake Elsman was measured at 23.18 inches for the season commencing July 1, 2006 through June 30, 2007, which is approximately 46.7% of the five-year average. Local surface water is a less costly source of water and its availability significantly impacts San Jose Water Company’s results of operations.

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

On June 12, 2007, SCVWD issued a statement urging county residents and businesses to voluntarily cut back their water use by ten percent (10%). SJW Corp. continues to encourage its customers to use water wisely and has active programs in place to help customers achieve savings.

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

On November 9, 2006, the CPUC issued San Jose Water Company’s most recent general rate case decision (D.06-11-015). The decision granted San Jose Water Company authority to increase rates by $3,488 or 2.00% in 2007, $5,402 or 3.02% in 2008, and $3,959 or 2.15% in 2009. The decision also authorizes additional rate recoveries to be phased in as capital projects are completed over the three-year period and the recovery of approximately $450 from San Jose Water Company’s balancing and memorandum accounts. These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California.

Pursuant to this general rate case decision, on January 1, 2007, San Jose Water Company was authorized a revenue increase of $3,488, or 2.00%, designed to recover projected operating cost increases for 2007. Also pursuant to D.06-11-015, on April 12, 2007, the CPUC authorized a $1,568 revenue increase to recover additional plant additions originally authorized in D.06-11-015.

On November 1, 2006, San Jose Water Company also filed a request with the CPUC requesting implementation of a rate increase for the Mountain District (formerly Redwood Mutual Water Company). In accordance with the Agreement for Purchase and Sale of Water System between Redwood Mutual Water Company and San Jose Water Company, the service charge will be increased by 2.0% and the Quantity Rate will be increased by 10.3% over the 2006 water rates originally established by the Redwood Mutual Water Company. This rate increase was ultimately authorized, effective June 21, 2007.

Effective July 9, 2007, the CPUC approved San Jose Water Company’s request for a revenue increase of $5,409. The request was the result of the increased cost of purchased water and higher groundwater extraction costs charged to San Jose Water Company by the SCVWD.

On January 22, 2007, San Jose Water Company filed an application with the CPUC requesting the approval of the sale of its main office facility pursuant to Public Utilities Code Section 851, and the authorization of the subsequent reinvestment of the sales proceeds in water utility infrastructure under Public Utilities Code Section 790. In addition to the reinvestment of the sale proceeds, San Jose Water Company has proposed to make additional investments to upgrade utility facilities, which would result in a rate increase of $1,871 or approximately 1.05% over current rates. In the application, San Jose Water Company is proposing to sell its main office property and relocate the headquarters offices and walk-in customer service center functions to a new downtown San Jose location, while consolidating all other operations at San Jose Water Company’s existing Bascom Avenue location. This request is still pending before the CPUC.

In San Jose Water Company’s general rate case decision D.06-11-015, the CPUC required that San Jose Water Company file an application containing a proposal for the implementation of a conservation rate structure.  Subsequently, on March 19, 2007, San Jose Water Company submitted the required filing containing a proposal for the implementation of a conservation rate structure via tiered rates as well as the establishment of a Water Revenue Adjustment Mechanism. The filing also included requests for the establishment of a memorandum account for conservation expenses, the establishment of a full cost balancing account for water supply expense, and the expansion of San Jose Water Company’s existing water quality memorandum account. The proposed tiered rate structure will be applicable to all residential customers for all meter sizes. If approved as proposed, the average residential user will see a modest reduction in their water bill, while customers with usage at 20 ccf and above will begin to see increases in their bills which progressively reflect the third tier rate. There will be no changes to the monthly service charges, and all other customers will remain under the current single tiered rates. The filing is currently being reviewed by the CPUC and any changes to the rate structure will likely not become effective until sometime during 2008.

CLWSC is expected to file its first rate case in 2007 with the Texas Commission on Environmental Quality with new rates expected to become effective in late 2007. As part of the acquisition agreement, CLWSC implemented a two-year rate freeze effective from November 2005 until November 2007.

Balancing Account Recovery Procedures

As of June 30, 2007 and December 31, 2006, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $1,403 and $739, respectively, including interest. The balance for the period November 29, 2001 to December 31, 2004 has been reviewed and authorized for rate recovery by the CPUC.  All the memorandum type balancing accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case.  The balances are summarized as follows:

	June 30, 2007	December 31, 2006
Under-collected balancing account 11/29/2001 to 12/31/2004, including surcharge and interest	273	402
Over-collected memorandum type balancing account 1/1/2005 to 12/31/2005	(150)	(146)
Over-collected memorandum type balancing account 1/1/2006 to 12/31/2006	(1,021)	(995)
Over-collected memorandum type balancing account 1/1/2007 to 6/30/2007	(505)	-
Net over-collected balancing account	$(1,403)	(739)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There has been no change in internal control over financial reporting during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

At the 2007 Annual Meeting of Shareholders of SJW Corp. held on April 26, 2007, the eight individuals listed below were elected to the Board of Directors and the appointment of KPMG LLP as independent auditors for 2007 was ratified by the following votes:

Proposal 1:  Election of Directors:

Name of Director	In Favor	Withheld
Mark L. Cali	17,155,699	106,643
J. Philip DiNapoli	17,165,578	96,764
Douglas R. King	17,181,537	80,805
George E. Moss	17,087,725	174,617
W. Richard Roth	17,172,043	90,299
Charles J. Toeniskoetter	17,095,523	166,819
Frederick R. Ulrich, Jr.	17,181,693	80,649
Robert A. Van Valer	16,499,544	762,798

Proposal 2:  Ratification of Appointment of Independent Auditors for 2007:

In Favor	Against	Abstain	Broker Non-Votes
17,151,704	84,357	26,280	-

ITEM 5.	OTHER INFORMATION

On July 26, 2007, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.15125 per common share. The dividend will be paid on September 1, 2007 to shareholders of record as of the close of business on August 6, 2007.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: August 3, 2007	By	/s/ ANGELA YIP
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