Form 10-Q
period 2007-09-30
SJW CORP
filed 2007-11-02
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007
Commission file number	1-8966

SJW Corp.
(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

374 West Santa Clara Street, San Jose, CA	95113
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of October 15, 2007 are 18,360,952.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	THREE MONTHS		NINE MONTHS
	ENDED SEPT 30		ENDED SEPT 30
	2007	2006	2007	2006
OPERATING REVENUE	$64,847	$63,119	$158,999	$144,734
OPERATING EXPENSE:
Operation:
Purchased water	16,760	16,067	39,373	34,233
Power	2,565	2,415	5,741	4,137
Groundwater extraction charges	10,222	8,023	22,343	14,527
Total production costs	29,547	26,505	67,457	52,897

Administrative and general	5,575	5,632	16,630	15,670
Other	3,724	3,709	10,973	11,084
Maintenance	2,819	2,680	8,606	7,308
Property taxes and other nonincome taxes	1,583	1,565	4,739	4,414
Depreciation and amortization	5,690	5,508	16,975	15,984
Income taxes	5,178	6,119	10,419	12,558
Total operating expense	54,116	51,718	135,799	119,915
OPERATING INCOME	10,731	11,401	23,200	24,819
OTHER (EXPENSE) INCOME:
Interest on senior notes	(2,706)	(2,222)	(8,159)	(6,837)
Mortgage and other interest expense	(541)	(161)	(1,483)	(700)
Dividends	319	317	957	949
Gain on sale of nonutility property, net of taxes of $1,056	-	-	-	1,535
Other, net	208	(477)	1,024	(234)
NET INCOME	8,011	8,858	15,539	19,532
Other comprehensive income (loss):
Unrealized income (loss) on investment	1,088	1,309	(2,113)	(1,430)
Less: income taxes related to other comprehensive income (loss)	(446)	(537)	866	586
Other comprehensive income (loss), net	642	772	(1,247)	(844)
COMPREHENSIVE INCOME	$8,653	$9,630	$14,292	$18,688
EARNINGS PER SHARE
Basic	$0.44	$0.48	$0.85	$1.07
Diluted	$0.43	$0.48	$0.84	$1.05
DIVIDENDS PER SHARE	$0.15	$0.14	$0.45	$0.42
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,350,007	18,277,728	18,325,206	18,273,558
Diluted	18,561,631	18,558,508	18,539,587	18,539,781

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	SEPTEMBER 30	DECEMBER 31
	2007	2006
ASSETS
Utility plant:
Land	$5,668	$4,837
Depreciable plant and equipment	764,249	716,679
Construction in progress	14,748	10,863
Intangible assets	8,040	8,040
	792,705	740,419

Less accumulated depreciation and amortization	251,836	234,173

	540,869	506,246

Nonutility property	88,010	43,868
Less accumulated depreciation and amortization	3,291	3,303

	84,719	40,565

CURRENT ASSETS:
Cash and cash equivalents	2,227	3,788
Accounts receivable:
Customers, net of allowances for uncollectible accounts	13,915	9,861
Other	911	1,028
Accrued unbilled utility revenue	18,711	11,067
Sale proceeds held in trust account	-	31,261
Materials and supplies	871	932
Prepaid expenses	1,971	1,538

	38,606	59,475

OTHER ASSETS:
Investment in California Water Service Group	42,337	44,438
Unamortized debt issuance and reacquisition costs	3,264	3,220
Regulatory assets	49,581	50,483
Other	2,230	1,437

	97,412	99,578

	$761,606	$705,864

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	SEPTEMBER 30	DECEMBER 31
	2007	2006
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,360,952 shares on September 30, 2007 and 18,280,646 in 2006	$9,563	$9,522
Additional paid-in capital	18,574	16,267
Retained earnings	194,377	186,876
Accumulated other comprehensive income	14,270	15,517
Total shareholders’ equity	236,784	228,182

Long-term debt, less current portion	196,461	163,648

	433,245	391,830

CURRENT LIABILITIES:
Line of credit	7,500	15,500
Current portion of long-term debt	654	485
Accrued groundwater extraction charges and purchased water	12,033	4,244
Purchased power	1,601	301
Accounts payable	7,978	7,267
Accrued interest	3,004	3,871
Accrued taxes	2,863	-
Accrued payroll	1,148	1,432
Work order deposit	489	417
Other current liabilities	3,793	3,729

	41,063	37,246

DEFERRED INCOME TAXES	78,695	81,552
UNAMORTIZED INVESTMENT TAX CREDITS	1,750	1,795
ADVANCES FOR CONSTRUCTION	74,677	67,955
CONTRIBUTIONS IN AID OF CONSTRUCTION	97,670	95,225
DEFERRED REVENUE	1,339	1,262
POSTRETIREMENT BENEFIT PLANS	28,921	26,298
OTHER NONCURRENT LIABILITIES	4,246	2,701
COMMITMENTS AND CONTINGENCIES	-	-

	$761,606	$705,864

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30
	2007	2006
OPERATING ACTIVITIES:
Net income	$15,539	$19,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,975	15,984
Deferred income taxes	(2,902)	(1,483)
Share-based compensation	579	522
Gain on sale of nonutility property, net of taxes	-	(1,535)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(11,581)	(12,351)
Accounts payable, purchased power and other current liabilities	(682)	4,547
Accrued groundwater extraction charges and purchased water	7,789	3,439
Accrued taxes	2,868	3,491
Accrued interest	(867)	(1,189)
Accrued payroll	(284)	383
Prepaid expenses and materials and supplies	(372)	(344)
Postretirement benefits	2,717	(1,390)
Other noncurrent assets and noncurrent liabilities	2,459	985
Other changes, net	1,291	880

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,529	31,471

INVESTING ACTIVITIES:
Additions to utility plant	(46,954)	(45,619)
Additions to nonutility property	(48,245)	(12,630)
Cost to retire utility plant, net of salvage	(893)	(599)
Proceeds from sale of nonutility property	-	2,739
Cash acquired from the acquisition of Canyon Lake Water Supply Corporation, net of payments made for the acquisition	-	4,083
Sale proceeds from trust account	31,261	-

NET CASH USED IN INVESTING ACTIVITIES	(64,831)	(52,026)

FINANCING ACTIVITIES:
Discharge of Canyon Lake Water Supply Corporation bonds	-	(19,951)
Borrowings from line of credit	16,800	29,500
Repayments of line of credit	(24,800)	(1,500)
Long-term borrowings	33,500	3,854
Repayments of long-term borrowings	(519)	(280)
Dividends paid	(8,312)	(7,744)
Exercise of stock options and similar instruments	1,392	278
Tax benefits realized from share options exercised	377	-
Receipts of advances and contributions in aid of construction	12,935	11,409
Refunds of advances for construction	(1,632)	(1,513)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,741	14,053
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,561)	(6,502)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,788	9,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,227	$2,896
Cash paid during the period for:
Interest	11,074	9,308
Income taxes	8,023	10,907
Supplemental disclosure of non-cash activities:
Increase in accrued payables for additions to utility plant	2,659	2,289
Decrease in nonutility property due to transfer to utility property	3,035	-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (the “Incentive Plan”) and shares potentially issued under the Employee Stock Purchase Plan.

For the three months ended September 30, 2007 and 2006, the basic weighted average number of common shares was 18,350,007 and 18,277,728, respectively. For the nine months ended September 30, 2007 and 2006, the basic weighted average number of common shares was 18,325,206 and 18,273,558, respectively. For the three months ended September 30, 2007 and 2006, the diluted weighted average number of common shares was 18,561,631 and 18,558,508, respectively. For the nine months ended September 30, 2007 and 2006, the diluted weighted average number of common shares was 18,539,587 and 18,539,781, respectively. For the three and nine months ended September 30, 2006, 28,164 option share equivalents were excluded from the dilutive calculation because they were anti-dilutive.

Note 2. Long-Term Incentive Plan and Share-Based Payments

On January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards.

SJW Corp.’s Incentive Plan provides for grants to employees and non-employee Board members. The types of awards included in the Incentive Plan are stock options, dividend units, restricted stock, and deferred restricted stock units. The remaining shares available for issuance under the Incentive Plan are 1,344,896. As of September 30, 2007, the number of awarded shares pursuant to the Incentive Plan was 369,410. The total compensation cost charged to income under the Incentive Plan for the three and nine months ended September 30, 2007, was $132 and $505, respectively, and for the three and nine months ended September 30, 2006, was $138 and $522, respectively. The total increase in shareholders’ equity resulting from the Incentive Plan for the three and nine months ended September 30, 2007, was $132 and $721, respectively, and for the three and nine months ended September 30, 2006, was $82 and $551, respectively.

SJW Corp. utilizes the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan awards under SFAS 123R. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term, expected dividend yield and interest rates. The expected volatility for both stock options and Employee Stock Purchase Plan (“ESPP”) awards is estimated by historical stock price volatility over the estimated expected term of SJW Corp.’s share-based awards. The expected term of SJW Corp.’s share-based awards are based on historical experience.

Stock Options

No options were granted during the three and nine months ending September 30, 2007 and 2006.

SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. SJW Corp. has recognized share-based compensation expense for the stock options granted under the Incentive Plan of $23 and $82 for the three and nine months ended September 30, 2007, respectively, and $33 and $98 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, total unrecognized compensation costs related to stock options amounted to $92. These costs are expected to be recognized over a weighted average period of 1.0 year.

SFAS 123R requires the cash flows resulting from the tax benefits for tax deduction in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the three and nine months ended September 30, 2007, total cash received on exercise of options amounted to $465 and $1,054, respectively, and the tax benefit realized from stock options exercised amounted to $162 and $391, respectively. For the nine months ended September 30, 2006, total cash received on exercise of options amounted to $15 and the tax benefit realized from stock options exercised amounted to $3.

Restricted Stock and Deferred Restricted Stock Plans

Under SJW Corp.’s Deferred Restricted Stock Program, SJW Corp. may grant deferred restricted stock units to non-employee Board members. In addition, SJW Corp.’s Deferral Election Program, as amended on June 1, 2006 (the “Deferral Program”), also allows meeting fees earned for the 2007 calendar year to be deferred into deferred restricted stock units. Previously, only retainer fees were allowed to be deferred under the Deferral Program. Such retainer fees and meeting fees are collectively referred to as the “Annual Service Fees.”

As of September 30, 2007, a total of 21,000 restricted and deferred restricted stock units had been granted to a key employee of SJW Corp., of which 7,000 restricted stock units vest upon the achievement of certain market conditions related to SJW Corp.’s common stock. In addition, 7,742 deferred restricted stock units were granted to non-employee Board members.

SJW Corp. has recognized an aggregate share-based compensation expense of $109 and $423 for the three and nine months ended September 30, 2007, respectively, and $49 and $257 for the three and nine months ended September 30, 2006, respectively, related to restricted and deferred restricted stock awards to employees and non-employee Board members of SJW Corp. As of September 30, 2007, the total unrecognized compensation costs were $893. These costs are expected to be recognized over a weighted average period of 1.75 years.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation on dividend equivalent rights is recognized as a liability and recorded against retained earnings on the date dividends are issued.

On April 2, 2007, the final dividend equivalent rights related to the 2003 option grants were converted to common stock units and 246 shares were credited into the participants’ option deferred stock unit accounts. Accordingly, on April 29, 2007, 5,849 shares of common stock attributed to the 2003 option grant were fully vested and issued under the Incentive Plan to participants. The tax benefit realized from the stock issuance was $35.

For the three and nine months ended September 30, 2007, $53 and $171, respectively, and the three and nine months ended September 30, 2006, $56 and $168, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of SJW Corp.’s common stock at 85% of the fair market value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 270,400 shares of common stock have been reserved for issuance under the ESPP.

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp. recorded expense of $13 and $56 for the three and nine months ended September 30, 2007, respectively, and $15 and $45 for the three and nine months ended September 30, 2006, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2008 for the ESPP is approximately $28. This cost is expected to be recognized during the fourth quarter of 2007 and first quarter of 2008.

Note 3. Nonregulated Business

The “Water Utility Services” activities of SJW Corp. consist primarily of two of its subsidiaries, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (“CPUC”), that operates within a service area approved by the CPUC and SJWTX Water, Inc., doing business as Canyon Lake Water Service Company, which is regulated by the Texas Commission on Environmental Quality. Included in the total operating revenue and operating expense are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems and lease operations of several commercial buildings and properties of SJW Land Company, and the sale and rental of water conditioning and purification equipment, through January 31, 2007, of Crystal Choice Water Service LLC (see Note 10). The following tables represent the distribution of the regulated and nonregulated business activities for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$61,743	$3,104	$64,847	$60,287	$2,832	$63,119
Expenses	52,023	2,093	54,116	49,530	2,188	51,718
Operating income	$9,720	$1,011	$10,731	$10,757	$644	$11,401

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$150,471	$8,528	$158,999	$137,499	$7,235	$144,734
Expenses	129,785	6,014	135,799	113,982	5,933	119,915
Operating income	$20,686	$2,514	$23,200	$23,517	$1,302	$24,819

Note 4. Nonutility Property

The major components of net nonutility property as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006

Land	$30,103	$8,947
Buildings and improvements	57,676	34,690
Intangibles	231	231
Subtotal	88,010	43,868
Less: accumulated depreciation and amortization	3,291	3,303
Total	$84,719	$40,565

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

Note 5. Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, Executive Supplemental  Retirement Plan and other postretirement benefit plan for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost	$620	$571	$1,860	$1,713
Interest cost	1,068	958	3,206	2,874
Other cost	369	413	1,106	1,239
Expected return on assets	(885)	(769)	(2,656)	(2,307)
	$1,172	$1,173	$3,516	$3,519

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

	Three Months Ended September 30, 2007
	Water Utility	Real Estate	All	SJW
	Services	Services	Other*	Corp.

Operating revenue	63,174	1,673	-	$64,847
Operating expense	53,160	648	308	$54,116
Net income (loss)	7,576	521	(86)	$8,011
Depreciation and amortization	5,320	370	-	$5,690
Interest expense	2,705	484	58	$3,247
Income tax expense (benefit) in operations income	5,129	210	(161)	$5,178
Assets	633,990	85,215	42,401	$761,606

	Three Months Ended September 30, 2006
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	61,803	1,070	246	$63,119
Operating expense	50,688	565	465	$51,718
Net income	8,581	217	60	$8,858
Depreciation and amortization	5,251	238	19	$5,508
Interest expense	2,222	161	-	$2,383
Income tax expense (benefit) in operations income	6,063	168	(112)	$6,119
Assets	557,980	47,323	43,083	$648,386

	Nine Months Ended September 30, 2007
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	154,074	4,814	111	$158,999
Operating expense	132,640	2,162	997	$135,799
Net income	13,938	1,544	57	$15,539
Depreciation and amortization	15,919	1,049	7	$16,975
Interest expense	8,242	1,322	78	$9,642
Income tax expense (benefit) in operations income	9,789	875	(245)	$10,419
Assets	633,990	85,215	42,401	$761,606

	Nine Months Ended September 30, 2006
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	140,727	3,105	902	$144,734
Operating expense	116,515	1,780	1,620	$119,915
Net income (loss)	18,599	972	(39)	$19,532
Depreciation and amortization	15,323	602	59	$15,984
Interest expense	6,837	700	-	$7,537
Income tax expense (benefit) in operations income	12,350	647	(439)	$12,558
Assets	557,980	47,323	43,083	$648,386

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

Note 8. Adoption of Financial Accounting Standards Board Interpretation No. 48

SJW Corp. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result, SJW Corp. recognized a decrease in its liability for unrecognized tax benefits of approximately $448 which was recorded as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,407 and $1,205 as of January 1, 2007 and September 30, 2007, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $618 as of September 30, 2007.

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $60 as of September 30, 2007. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $194 within the next 12 months following the adoption date of January 1, 2007 due to the lapsing of statute of limitations. As of September 30, 2007 a total of $202 reduction was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2004 - 2006
California	2003 - 2006
Arizona	2006
Connecticut	2003 - 2006
Florida	2003 - 2006
Texas	2005 - 2006

Note 9. Debt Issuance

On January 23, 2007, San Jose Water Company issued $20,000 of unsecured Senior Notes Series H, with an interest rate of 5.71% and interest-only payments until maturity, which is January 1, 2037. Senior Note Series H has terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. Proceeds from the sales of Senior Notes Series H were used to repay short-term borrowings and to fund construction expenditures.

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

Note 11. Commitment

On April 17, 2006, San Jose Water Company entered into an agreement with Adobe Systems Incorporated (“Adobe”) for Adobe to purchase approximately one acre of property and buildings located in San Jose, California for a total purchase price of approximately $4,000. The agreement includes an option for San Jose Water Company to lease-back the buildings until June 2008. The transaction needs to be approved by the CPUC since the property and buildings are utility plant assets. Since San Jose Water Company will retain more than a minor portion of the use of the property, the property will continue to be classified as a utility plant asset rather than as an asset held-for-sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “plans,” “may,” “should,” “will,” and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and in other reports SJW Corp. files with the Securities and Exchange Commission (“SEC”), specifically the most recent reports on Form 10-K, Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

General:

SJW Corp. is a holding company with four subsidiaries.

San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to approximately 220,000 connections that serve a population of approximately one million people in an area comprising about 138 square miles in the metropolitan San Jose, California area.

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

San Jose Water Company also has approximately 1,500 acres of nonutility property which has been identified as no longer used and useful in providing utility services. Approximately 16 acres of the nonutility property are located in the vicinity of the San Jose Metropolitan area. The remaining properties are located in the hillside area adjacent to our watershed properties.

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

Canyon Lake Water Service Company (“CLWSC”) provides service to approximately 7,800 connections that serve approximately 22,000 residents in a service area comprising more than 320 square miles in the rapidly growing region between San Antonio and Austin, Texas.

Crystal Choice Water Service LLC was a subsidiary 75% owned by SJW Corp., engaged in the sale and rental of water conditioning and purification equipment. On January 31, 2007, the rental equipment and existing inventory of Crystal Choice Water Service LLC was sold for $635 (see Item 1, Note 10, to the accompanying unaudited condensed consolidated financial statements).

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of its outstanding shares as of September 30, 2007.

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

Regional Regulated Activities

SJW Corp.’s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary that provides water service to the greater metropolitan San Jose area, and CLWSC, a 97.5% owned regulated water utility subsidiary in the state of Texas. SJW Corp. plans and applies a diligent and disciplined approach to improving and maintaining its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

SJW Corp. cannot be certain it will be successful in consummating any transactions relating to such opportunities. In addition, any transaction will involve numerous risks. These include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the risk of diverting management’s attention from normal daily operations of the business, negative impact to SJW Corp.’s financial condition and operating results, the risks of entering markets in which it has no or limited direct prior experience, and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

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

Metered revenue of San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) include billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services estimates are determined. As of September 30, 2007 and December 31, 2006, accrued unbilled revenue was $18,711 and $11,067, respectively. Unaccounted-for water on a 12 month-to-date basis for September 30, 2007 and 2006 approximated 7.16% and 4.51%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the leases.

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, San Jose Water Company records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment that it is probable that the costs are recoverable in the future revenue of San Jose Water Company through the ratemaking process. The regulatory assets and liabilities recorded by San Jose Water Company primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits and medical costs that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance has been recognized as of September 30, 2007 and December 31, 2006. The net regulatory assets recorded by San Jose Water Company as of September 30, 2007 and December 31, 2006 was $49,581 and $50,483, respectively.

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

Effective January 1, 2007, SJW Corp. adopted FASB Interpretation No. 48 (“FIN 48”),“Accounting for Uncertainty in Income Taxes, ” as discussed in Item 1, Note 8 of SJW Corp.’s accompanying unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements:

Effective January 1, 2007, SJW Corp. adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, ” as discussed in Item 1, Note 8 of SJW Corp.’s accompanying unaudited condensed consolidated financial statements.

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

Liquidity and Capital Resources:

The Water Utility Services’ budgeted capital expenditures for 2007, exclusive of capital expenditures financed by customer contributions and advances, are $55,916 with capital expenditures concentrated in water main replacements and treatment plants. In addition, the Water Utility Services has approximately $10,000 in budgeted capital expenditures from 2006, primarily for the construction of a treatment plant, which was completed during the third quarter of 2007. Approximately $18,000 will be spent to replace Water Utility Services mains in 2007. Year-to-date capital expenditures as of September 30, 2007 are approximately $52,800.

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

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of September 30, 2007, San Jose Water Company’s funded debt and equity were 47% and 53%, respectively.

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

On January 23, 2007, San Jose Water Company issued $20,000 of unsecured Senior Notes Series H, with an interest rate of 5.71% and interest-only payments until maturity, which is January 1, 2037. Proceeds from the sales of Senior Notes Series H were used to repay short-term borrowings and to fund construction expenditures. San Jose Water Company has outstanding $150,000 of unsecured senior notes as of September 30, 2007. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of September 30, 2007, San Jose Water Company’s funded debt was 47% of total capitalization and the net income available for interest charges was 418% of interest charges.

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

As of September 30, 2007, SJWTX Water, Inc. has outstanding $15,000 of unsecured senior notes. The senior note agreement has terms and conditions that restrict SJWTX Water, Inc. from issuing additional funded debt if (1) its funded debt would exceed 66-2/3% of total capitalization, and (2) its net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2007, SJW Corp. does not face any restrictions in issuing any future indebtedness as a result of these terms and conditions.

In February 2007, SJW Land Company purchased approximately 54 acres of nonutility property with an office and distribution facilities in Knoxville, Tennessee by reinvesting proceeds from the sale of nonutility property in the fourth quarter of 2006 of approximately $31,261, in order to qualify the transaction under Internal Revenue Code 1031. The total purchase price of the replacement property was approximately $47,625. SJW Land Company also borrowed approximately $13,500 and utilized internal funds of approximately $2,864 in connection with the purchase. The property is leased to a large retail company for 19 years.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $35,000 at rates that approximate the bank’s prime or reference rate. At September 30, 2007, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $27,500. Cost of borrowing averaged 6.33% for the first nine months of 2007. The lines of credit will expire on June 1, 2008. SJW Corp. and its subsidiaries intend to borrow funds in the fourth quarter of 2007. The debt will be used to repay the line of credit and to fund construction expenditures.

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended September 30, 2007 was $8,011, a decrease of $847, or approximately 10%, from $8,858 in the third quarter of 2006. For the nine months ended September 30, 2007, consolidated net income was $15,539, a decrease of $3,993, or approximately 20%, from $19,532 for the same period in 2006.

Operating Revenue

	Operating Revenue by Segment
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Water Utility Services	$63,174	$61,803	$154,074	$140,727
Real Estate Services	1,673	1,070	4,814	3,105
All Other	-	246	111	902
	$64,847	$63,119	$158,999	$144,734

The change in operating revenue from the same period in 2006 was due to the following factors:

	Three Months Ended			Nine Months Ended
	Sept. 30, 2007 vs. 2006			Sept. 30, 2007 vs. 2006
	Increase/(decrease)			Increase/(decrease)
Utility:
Consumption changes	$(2,046)	(3%	)	$2,912	2%
New customers increase	260	-		2,711	2%
Rate increases	3,157	5%		7,723	5%
Real Estate Services	603	1%		1,710	1%
All Other	(246)	-		(791)	-
	$1,728	3%		$14,265	10%

Operating Expense

	Operating Expense by Segment
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Water Utility Services	$53,160	$50,688	$132,640	$116,515
Real Estate Services	648	565	2,162	1,780
All Other	308	465	997	1,620
	$54,116	$51,718	$135,799	$119,915

The change in operating expenses from the same period in 2006 was due to the following factors:

	Three Months Ended			Nine Months Ended
	Sept. 30, 2007 vs. 2006			Sept. 30, 2007 vs. 2006
	Increase/(decrease)			Increase/(decrease)
Water production costs:
Decreased surface water supply	$2,029	4%		$7,378	6%
Change in consumption usage and new customers	(1,218)	(2%	)	3,832	3%
Groundwater extraction charges and purchased water price increase	2,080	4%		3,070	3%
Other	151	-		280	-
Total water production costs	3,042	6%		14,560	12%

Nonwater production costs:
Administrative and general	(57)	-		960	1%
Other operating expense	15	-		(111)	-
Maintenance	139	-		1,298	1%
Property taxes and other nonincome taxes	18	-		325	-
Depreciation and amortization	182	-		991	1%
Total nonwater production costs	297	-		3,463	3%

Income taxes	(941)	(1%	)	(2,139)	(2%	)
Total operating expenses	$2,398	5%		$15,884	13%

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run off and diversion, and imported water purchased from Santa Clara Valley Water District (“SCVWD”). Surface water is the least expensive source of water and its availability will significantly impact the water production costs of San Jose Water Company.

Water production costs increased $3,042 and $14,560 for the third quarter and year-to-date of 2007, respectively. The increase in water production costs was primarily attributable to $2,029 and $7,378 for the quarter and year-to-date, respectively, in decreased surface water supply necessitating additional purchased water and groundwater extraction charges from the SCVWD. The lack of precipitation this past winter adversely impacts the Water Utility Services’ operating results.

CLWSC’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by groundwater pumped from wells.

Water Utility Services’ water production for the three and nine months ended September 30, 2007 decreased 649 and increased 2,552 million gallons, respectively, from the same periods in 2006. For the nine months ended September 30, 2007, more purchased and groundwater were used when compared to the same period in 2006.

The change in the Water Utility Services’ source of supply mix was as follows:

	Three Months Ended			Nine Months Ended
	Sept. 30, 2007 vs. 2006			Sept. 30, 2007 vs. 2006
	Increase/(decrease)			Increase/(decrease)
Purchased water	(337)	(2%	)	1,942	5%
Surface water	(1,252)	(7%	)	(4,510)	(11%	)
Ground water	970	5%		5,091	13%
Reclaimed water	(30)	-		29	-
	(649)	(4%	)	2,552	7%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Quarterly nonwater production costs increased $297 in the third quarter of 2007 from 2006 due to $182 in depreciation expense from increased real estate property and utility plant and $139 in maintenance expenses. Administrative and general, property taxes and other nonincome taxes and other operating expense decreased by $24. Income tax expense decreased $941 due to lower taxable income in the third quarter of 2007 versus the third quarter of 2006.

Year-to-date nonwater production costs increased $3,463, or 3%, compared to 2006. The increase is primarily attributable to a $1,298 increase in maintenance expenses due to higher leak repairs, $991 in depreciation expense from increased real estate property and utility plant, $960 in administrative and general costs, and taxes other than income and other expenses increased $214. Income tax expense decreased $2,139 year-to-date for 2007 due to decreased taxable income. The effective income tax rates for the periods ended September 30, 2007 and 2006 approximated 41%.

The change in comprehensive income for the three and nine months ended September 30, 2007 and 2006 was due to the changes in market value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from groundwater wells, local surface water from watershed run off and diversion, and the purchase of imported treated water from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2007 remains comparable with 30-year normal levels.

On September 17, 2007, the SCVWD’s 10 reservoirs were 51% full with 86,412 acre-feet of water in storage. The rainfall in the season commencing July 1, 2007 was approximately 21% of historical season average.

Rainfall at San Jose Water Company’s Lake Elsman was measured at .25 inches for the season commencing July 1, 2007 through June 30, 2008, which is typical for this normal dry time of year. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations.

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

On August 31, 2007, US District Court Judge Oliver Wanger issued a ruling which will result in a court order to reduce the amount of water pumped from the San Joaquin-Sacramento River Delta, during the breeding season of the Delta Smelt, which commences in December and ends in June. While we do not believe this decision will have a near term impact on our water supply, its impact on future periods is uncertain. SCVWD has advised us that it is working with various relevant parties to understand the full implication of the resultant court order, including its impact on the water allocation to SCVWD.

CLWSC has long-term contracts with the Guadalupe-Blanco River Authority (“GBRA”). The terms of the agreements expire in 2044 and 2050. The agreements provide CLWSC with 6,000 acre-feet of water annually from Canyon Lake at prices to be adjusted periodically by the GBRA.

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

On November 1, 2006, San Jose Water Company filed with the CPUC requesting implementation of a rate increase for the Mountain District (formerly Redwood Mutual Water Company). In accordance with the Agreement for Purchase and Sale of Water System between Redwood Mutual Water Company and San Jose Water Company, the service charge will be increased by 2.0% and the Quantity Rate will be increased by 10.3% over the 2006 water rates originally established by the Redwood Mutual Water Company. This rate increase was ultimately authorized, effective June 21, 2007. Additionally, effective July 30, 2007, San Jose Water Company was authorized two surcharges in the Mountain District to recover the increased cost of purchased water and higher groundwater extraction costs charged to San Jose Water Company by the SCVWD.

On October 12, 2007, CLWSC filed its first rate case with the Texas Commission on Environmental Quality with new rates to become effective on December 14, 2007. As part of the acquisition agreement, the rate increase request for CLWSC was limited to 10% or approximately $451.

Balancing Account Recovery Procedures

As of September 30, 2007 and December 31, 2006, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $1,094 and $739, respectively, including interest. The balance for the period November 29, 2001 to December 31, 2004 has been reviewed and authorized for rate recovery by the CPUC. All the memorandum type balancing accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case. The balances are summarized as follows:

	September 30, 2007	December 31, 2006
Under-collected balancing account 11/29/2001 to 12/31/2004, including surcharge and interest	$140	$402
Over-collected memorandum type balancing account 1/1/2005 to 12/31/2005	(152)	(146)
Over-collected memorandum type balancing account 1/1/2006 to 12/31/2006	(1,034)	(995)
Over-collected memorandum type balancing account 1/1/2007 to 6/30/2007	(48)	-
Net over-collected balancing account	$(1,094)	$(739)

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

ITEM 4.  CONTROLS AND PROCEDURES

SJW Corp.’s management, with the participation of SJW Corp.’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the SJW Corp.’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “the Act”) as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in the reports that it files or submits under the Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in internal control over financial reporting during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.’s business, financial position, results of operations or cash flows.

ITEM 5. OTHER INFORMATION

On October 25, 2007, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.15125 per common share. The dividend will be paid on December 1, 2007 to shareholders of record as of the close of business on November 5, 2007.

ITEM 6. EXHIBITS

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: November 2, 2007	By	/s/ ANGELA YIP
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