Form 10-K
period 2007-12-31
SJW CORP
filed 2008-03-10
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $503,165,564 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2008
Common Stock, $0.521 par value per share	18,381,980

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 30, 2008, are incorporated by reference into Part III of this Form 10-K where indicated.

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

General Development of Business

SJW Corp. was incorporated in California on February 8, 1985. SJW Corp. is a holding company with three subsidiaries:

•
San Jose Water Company, a wholly owned subsidiary of SJW Corp., with its headquarters located at 374 West Santa Clara Street in San Jose, California 95113, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, San Jose Water Company became a wholly owned subsidiary of SJW Corp.  San Jose Water Company is a public utility in the business of providing water service to approximately 225,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose area. San Jose Water Company’s web site can be accessed via the Internet at http://www.sjwater.com.

•
SJW Land Company, a wholly owned subsidiary, was incorporated in 1985. SJW Land Company owns undeveloped land, has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. and operates commercial buildings in the states of California, Florida, Connecticut, Texas, Arizona and Tennessee.

•
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), a 97.5% majority owned subsidiary, was incorporated in September 2005. CLWSC provides service to approximately 7,900 connections that serve approximately 36,000 residents in a service area comprising more than 78 square miles in the growing region between San Antonio and Austin, Texas.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of its outstanding shares as of December 31, 2007 and it is accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as an available-for-sale marketable security.

On January 31, 2007, the rental equipment and existing inventory of Crystal Choice Water Service LLC, a 75% owned subsidiary engaged in the sale and rental of water conditioning and purification equipment, was sold for $635,000. Crystal Choice Water Service LLC was liquidated in August 2007.

Together, San Jose Water Company and CLWSC are referred to as “Water Utility Services.”

Regulation and Rates

San Jose Water Company’s rates, service and other matters affecting its business are subject to regulation by the California Public Utilities Commission (“CPUC”).

Ordinarily, there are two types of rate increases which affect San Jose Water Company’s business: general rate increases and offset rate increases. General rate increases are authorized in [general] case decisions, which usually authorize an initial rate increase followed by two annual step increases designed to maintain the authorized return on equity over a three-year period. General rate applications are normally filed and processed during the last year covered by the most recent rate case as required by the CPUC so that regulatory lag is avoided.

The purpose of an offset rate increase is to compensate utilities for increases in specific offsettable expenses, primarily for purchased water, groundwater extraction charges or purchased power.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes.

CLWSC is subject to the regulation of the Texas Commission on Environmental Quality (“TCEQ”). Ordinarily, the TCEQ authorizes rate increases after the filing of an Application for a Rate/Tariff Change. Such filings may be filed every twelve months following the resolution of the previous filing.

Please also see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Industry Segments

See Part II, Item 7 for information regarding SJW Corp.’s business segments.

Description of Business

General

The principal business of the Water Utility Services consists of the production, purchase, storage, purification, distribution, and retail sale of water. San Jose Water Company provides water service to approximately 225,000 connections that serve customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. It distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 7,900 connections that serve approximately 36,000 residents in a service area comprising more than 78 square miles in the growing region between San Antonio and Austin, Texas.

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

The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in Water Utility Services service area. Revenue, production costs and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher use, warm weather summer months and lowest in the cool winter months.

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

In 2007, the level of water in the Santa Clara Valley groundwater basin, which is the responsibility of SCVWD, remained comparable to the 30-year average level. On December 31, 2007, SCVWD’s 10 reservoirs were 41.5% full with 70,061 acre-feet of water in storage. The rainfall from July 1, 2007 to December 31, 2007 was about 60% of the 30-year average. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 29.37 inches for the period from July 1, 2007 through February 1, 2008, which is comparable to the five-year average. The delivery of California and federal contract water to SCVWD is expected to be met. San Jose Water Company believes that its various sources of water supply are sufficient to meet customer demand for the remainder of 2008.

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

On June 12, 2007, SCVWD issued a statement urging county residents and businesses to voluntarily cut back their water use by 10%. SJW Corp. continues to encourage its customers to use water wisely and has active programs in place to help customers achieve savings.

During 1989 through 1993 and in 2007, San Jose Water Company responded and cooperated with SCVWD in managing the water supply situation in its service area.

On December 11, 2007, US District Court Judge Oliver Wanger released a draft written order to reduce the amount of water pumped from the San Joaquin-Sacramento River Delta during the breeding season of the Delta Smelt, which commences in December and ends in June. SCVWD has advised San Jose Water Company that the draft order does not contain any new provisions that would alter SCVWD’s opinion on near term water supply impacts previously estimated in SCVWD’s water supply operations and contingency planning for 2008. While we do not believe this draft written order will have a near term impact on our water supply, its impact on future periods is uncertain and is contingent on dry to wet hydrologic conditions.

California faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning.

CLWSC’s water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with GBRA, which expire in 2044 and 2050. The agreements provide CLWSC with 6,000 acre-feet of water per year from Canyon Lake at prices to be adjusted periodically by GBRA.

Please also see further discussion under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Franchises

The Water Utility Services hold franchise rights, water rights and rights-of-way in the communities it serves that it believes are necessary to operate and maintain its distribution network and facilities under and on the public streets.

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

Environmental Matters

The Water Utility Service’s procedures produce potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, public utilities are subject to environmental regulation by various other state and local governmental authorities.

The Water Utility Services are currently in compliance with all of the United States Environmental Protection Agency’s (the “EPA”) surface water treatment performance standards, new drinking water standards for disinfection by-products and new primary maximum contaminant levels. These standards have been adopted and are enforced by the California Department of Public Health (“CDPH”) and the TCEQ for San Jose Water Company and CLWSC, respectively.

Other state and local environmental regulations apply to Water Utility Services operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to waterways.

Additionally, San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986.

Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2007, SJW Corp. had 364 employees, of whom 328 were San Jose Water Company employees and 36 were CLWSC employees. At San Jose Water Company, 93 were executive, administrative or supervisory personnel, and 235 were members of unions. On February 7, 2008, San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2008 through December 31, 2009. Both groups are affiliated with the AFL-CIO. The agreements include wage adjustments of approximately 3% and 3.3%, respectively, for union workers for calendar year 2008 and 2009 and minor benefit modifications. For new employees hired on or after March 31, 2008, a cash balance retirement plan will be adopted. As of December 31, 2007, CLWSC had 36 employees, of whom 9 were exempt and 27 were non-exempt. Non-exempt employees are subject to overtime but are not union represented.

Officers of the Registrant

Name	Age	Offices and Experience
G.J. Belhumeur	62	San Jose Water Company—Senior Vice President, Operations. From 1996 to 2003, Mr. Belhumeur was Vice President of Operations. Mr. Belhumeur has been with San Jose Water Company since 1970.
D. Drysdale	52
San Jose Water Company—Vice President, Information Systems. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.

A.J. Elliott	44
San Jose Water Company—Controller from November 2006. From July 2001 to November 2006, Ms. Elliott was the Special Projects Manager. From January 1995 to July 2001, she was the Controller. Ms. Elliott has been with San Jose Water Company since 1990.

P. Jensen	47
San Jose Water Company—Vice President, Regulatory Affairs from July 2007. From 1995 to July 2007, Mr. Jensen was the Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.

S. Papazian	32
SJW Corp. and San Jose Water Company—Corporate Secretary and Attorney. Ms. Papazian has served as Corporate Secretary and Attorney since February 14, 2005. She is also Corporate Secretary of SJW Land Company and SJWTX, Inc. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.

W.R. Roth	55
SJW Corp.—President and Chief Executive Officer of the Corporation, San Jose Water Company, SJW Land Company, and SJWTX, Inc. Mr. Roth was appointed Chief Executive Officer of SJW Corp. in 1999 and President in 1996. Mr. Roth has been with San Jose Water Company since 1990.

A. Yip	54
SJW Corp.—Chief Financial Officer and Treasurer since October 1996, and Senior Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company since April 2004. From January 1999 to April 2004, Ms. Yip served as Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company. She is also Chief Financial Officer and Treasurer of SJWTX, Inc. and Chief Financial Officer of SJW Land Company. Ms. Yip has been with San Jose Water Company since 1986.

R.S. Yoo	57
San Jose Water Company—Chief Operating Officer since July 2005. From April 2003 to July 2005, Mr. Yoo was Senior Vice President, Administration. From April 1996 to April 2003, Mr. Yoo was Vice President, Water Quality. Mr. Yoo has served as President of Crystal Choice Water Service LLC from January 2001 to August 2005 and Manager from January 2001 to January 2007. Mr. Yoo was appointed Vice President of SJWTX, Inc. in September 2005. Mr. Yoo has been with San Jose Water Company since 1985.

Financial Information about Foreign and Domestic Operations and Export Sales

SJW Corp.’s revenue and expense are derived substantially from operations located in the County of Santa Clara in the State of California and Comal County in the State of Texas.

Website Access to Reports

SJW Corp.’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Corp.’s website at http://www.sjwater.com, as soon as reasonably practicable, after SJW Corp. electronically files such material with, or furnish such material to, the SEC.

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

New legislation and changes in existing legislation by federal, state and local governments and administrative agencies can affect the operations of SJW Corp. and its subsidiaries. The operating revenue of San Jose Water Company results from the sale of water at rates authorized by CPUC. The operating revenue of CLWSC results from the sale of water at rates authorized by TCEQ. The CPUC and TCEQ set rates that are intended to provide revenues sufficient to recover operating expenses and produce a reasonable return on common equity.

On November 11, 2006, CPUC issued its final decision in San Jose Water Company’s 2006 General Rate Case proceeding. The decision authorized San Jose Water Company rate increases of approximately $3,500,000 or 2.0% for 2007, $5,400,000 or 3.0% for 2008, and $4,000,000 or 2.2% for 2009. The rate increases for 2008 and 2009 are subject to adjustments based upon the inflation escalation factors realized at the time of the increase. The decision also authorizes additional rate recoveries to be phased in as capital projects are completed over the three-year period and the recovery of approximately $450,000 from San Jose Water Company’s balancing and memorandum accounts. These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California.

On November 7, 2007, San Jose Water Company filed an advice letter with CPUC requesting implementation of the general rate increase for 2008 of $5,700,000. These rates subsequently became effective January 1, 2008. Additionally, as of December 31, 2007, San Jose Water Company has been authorized all of its offset rate requests.

On October 14, 2007, CLWSC filed a request for a rate increase with the TCEQ of $450,000, or about 10%. This rate increase, subject to refund, became effective December 14, 2007.

Although the Water Utility Services believe that the rates currently in effect provide it with a reasonable rate of return, there is no guarantee such rates will be sufficient to provide a reasonable rate of return in the future. There is no guarantee that the Water Utility Service’s future rate filings will be able to obtain a satisfactory rate of return in a timely manner.

In addition, the Water Utility Services rely on policies and regulations promulgated by the regulators in order to recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset its production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in nonregulated operations. If the regulators implement policies and regulations that will not allow San Jose Water Company and CLWSC to accomplish some or all of the items listed above, the Water Utility Services future operating results may be adversely affected.

Recovery of regulatory assets is subject to adjustment by the regulatory agency and could impact the operating results of the Water Utility Services.

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. If the assessment of the probability of recovery in the ratemaking process is incorrect, the regulatory assets or liabilities would need to be adjusted which could have an adverse effect on our financial results.

Changes in water supply, water supply costs or the mix of water supply could adversely affect the operating results and business of Water Utility Services.

San Jose Water Company’s supply of water primarily relies upon three main sources: water purchased from SCVWD, surface water from its Santa Cruz Mountains Watershed, and pumped underground water. Changes and variations in quantities from each of these three sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. Surface water is the least costly source of water. If there is an adverse change to the mix of water supply and San Jose Water Company is not allowed by CPUC to recover the additional or increased water supply costs, its operating results may be adversely affected.

SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from SCVWD due to availability, environmental or legal restrictions (see discussion under Item 1. “Business”, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company’s Santa Cruz Mountains Watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production costs.

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

CLWSC’s primary water supply is 6,000 acre-feet of water which is pumped from Canyon Lake at two lake intakes, in accordance with the terms of its contracts with the GBRA which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. Texas, similar to California, faces similar operating challenges as described above and long-term water supply constraints.

Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.

The Water Utility Services operations are seasonal. Thus, results of operations for one quarter do not indicate results to be expected in subsequent quarters. Rainfall and other weather conditions also affect the operations of the Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues. Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue.

A contamination event or other decline in source water quality could affect the water supply of the Water Utility Services and therefore adversely affect the business and operating results.

The Water Utility Services are subject to certain water quality risks relating to environmental regulations. Through water quality compliance programs, the Water Utility Services continually monitor for contamination and pollution of its sources of water. In addition, a Watershed Management Program provides a proactive approach to minimize potential contamination activities. In the event of a contamination, the Water Utility Services will likely have to procure water from more costly sources and increase future capital expenditures. Although the costs would likely be recovered in the form of higher rates, there can be no assurance that the regulators would approve a rate increase to recover the costs.

The Water Utility Services are subject to litigation risks concerning water quality and contamination.

Although the Water Utility Services have not been and are not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If the Water Utility Services are subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether they would be able to recover the legal costs from ratepayers or other third parties.  The Water Utility Services have product liability coverage for bodily injury and property damage. However, pollution is excluded from this coverage. Our pollution liability policy does not extend coverage for product liability. Currently, the CPUC in California has preemptive jurisdiction over regulated water utilities for claims about compliance with environmental quality matters.

New or more stringent environmental regulations could increase the Water Utility Services operating costs and affect its business.

The Water Utility Services operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies.

Stringent environmental and water quality regulations could increase Water Utility Services water quality compliance costs, hamper the Water Utility Service’s available water supplies, and increase future capital expenditure.

Under the federal Safe Drinking Water Act, the Water Utility Services are subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. The Water Utility Services are currently in compliance with all of the 87 primary maximum contaminant levels promulgated to date. Additional or more stringent requirements may be adopted by each state. There can be no assurance that the Water Utility Services will be able to continue to comply with all water quality requirements.

The Water Utility Services have implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. It is possible that new or more stringent environmental standards could be imposed that will raise the Water Utility Services operating costs. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. The Water Utility Services continues to seek mechanisms for recovery of government-mandated environmental compliance costs. There are currently limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

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

The Water Utility Services rely on information technology and systems that are key to business operations, therefore a disruption in service could adversely effect business operations.

Information technology is key to the operation of the Water Utility Services, including but not limited to bill printing, bill remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate the distribution system. A disruption of a business system that supports any of these functions could significantly impact our ability to provide services to our customers.

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

•
Market and general economic risks—real estate investment is tied to overall domestic economic growth and, therefore, carries market risk which cannot be eliminated by diversification. Generally, all property types benefit from national economic growth, though the benefits range according to local factors such as local supply and demand and job creation. Because real estate leases are typically staggered and last for multiple years, there is generally a lag effect in the performance of real estate in relation to the overall economy. This lag effect can insulate or deteriorate the financial impact to SJW Land Company in a downturn or an improved economic environment.

Vacancy rates can climb and market rents can be impacted and weakened by general economic forces, therefore affecting income to SJW Land Company.

The value of real estate can drop materially due to a deflationary market, decline in rental income, market cycle of supply and demand, long lag time in real estate development, legislative and governmental actions, environmental concerns, and fluctuation of interest rates, eroding any unrealized capital appreciation and, potentially, invested capital.

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

Other factors that could affect operating results.

Other factors that could adversely affect the operating results of SJW Corp. and its subsidiaries include the following:

•
SJW Corp.’s growth strategy depends on its ability to acquire water systems in order to broaden its service areas, SJW Land Company’s ability to continue to develop and invest in real estate investments at favorable terms, and San Jose Water Company’s ability to continue to broaden and expand its nonregulated contract services in the metropolitan San Jose area. The execution of SJW Corp.’s growth strategy will expose it to different risks than those associated with the current utility operations. Costs are incurred in connection with the execution of the growth strategy and risks are involved in potential integration of acquired businesses/properties which could require significant costs and cause diversion of management’s time and resources. Any future acquisition SJW Corp. decides to undertake may involve risks and have a material adverse effect on SJW Corp.’s core business, impact SJW Corp.’s ability to finance its business and affect its compliance with regulatory requirements. Any businesses SJW Corp. acquires may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties SJW Corp. encounters in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with its operations, reduce its operating margins and adversely affect its internal controls.

•
The level of labor and non-labor operating and maintenance expenses as affected by inflationary forces and collective bargaining power could adversely affect the operating and maintenance expenses of SJW Corp.

•
The City of Cupertino lease operation could be adversely affected by: (1) the level of capital requirements, (2) the ability of San Jose Water Company to raise rates through the Cupertino City Council, and (3) the level of operating and maintenance expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 240 million gallons, and all water facilities, equipment, office buildings and other property necessary to supply its customers.

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s groundwater pumping stations have a production capacity of approximately 239 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2007, a maximum and average of 195 million gallons and 135 million gallons of water per day, respectively, were delivered to the system.

The Water Utility Services hold all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

SJW Land Company owns approximately 92 acres of property in the states of Connecticut, Florida, Texas, Arizona and Tennessee and approximately five undeveloped acres of land and two acres of land with commercial properties primarily in the San Jose metropolitan area. In May 2007, SJW Land Company sold its 1265 South Bascom Avenue building to San Jose Water Company. San Jose Water Company intends to use the building as its engineering headquarters. In February 2007, SJW Land Company purchased real estate investment in the State of Tennessee. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership that owns and operates an office building. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R ("FIN46R"), "Consolidation of Variable Interest Entities." The following table is a summary of SJW Land Company properties described above:

Description	Location	Acreage	Square Footage	Percentage of SJW Land Company Revenue
2 Commercial buildings	San Jose, California	2	28,000	16%
Warehouse building	Windsor, Connecticut	17	170,000	11%
Warehouse building	Orlando, Florida	8	147,000	7%
Retail building	El Paso, Texas	2	14,000	5%
Warehouse building	Phoenix, Arizona	11	176,000	13%
Warehouse building	Knoxville, Tennessee	29	346,000	20%
Commercial building	Knoxville, Tennessee	15	148,000	28%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A

Item 3.	Legal Proceedings

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

Market Information

SJW Corp.’s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Corp.’s common stock for each quarter in the 2007 and 2006 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8.

As of December 31, 2007, there were 563 record holders of SJW Corp.’s common stock.

Dividends

Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 257 consecutive quarters and the annual dividend amount has increased in each of the last 40 years. Additional information as to the cash dividends paid on common stock in 2007 and 2006 is contained in the section captioned “Dividend per share” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Five-Year Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.’s common stock with the cumulative total return on the Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2007. The comparison assumes $100 was invested on December 31, 2002 in SJW Corp.’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T:

	2002	2003	2004	2005	2006	2007
SJW Corp.	100	118	149	192	333	303
Water Utility Index	100	125	141	180	179	168
S&P500	100	129	143	150	173	183

The Water Utility Index is the 11 water company Water Utility Index prepared by A.G. Edwards & Sons, Inc.

Item 6.	Selected Financial Data

FIVE YEAR STATISTICAL REVIEW

SJW Corp. and Subsidiaries

	2007	2006	2005	2004	2003
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)

Operating revenue	$206,601	189,238	180,105	166,911	150,454
Operating expense:
Purchased water	48,596	44,896	44,953	41,220	36,708
Power	7,532	5,170	4,318	5,511	5,296
Groundwater extraction charges	30,141	18,737	17,362	21,773	17,931
Administrative and general	22,334	21,108	20,697	17,285	16,202
Other	14,907	15,095	14,183	12,892	12,585
Maintenance	11,628	10,189	9,475	8,674	7,724
Property taxes and other nonincome taxes	6,307	5,893	5,673	5,314	5,065
Depreciation and amortization	22,854	21,299	19,654	18,481	15,225
Income taxes	12,549	15,298	14,773	11,644	10,523
Total operating expense	176,848	157,685	151,088	142,794	127,259
Operating income	29,753	31,553	29,017	24,117	23,195
Interest expense, other income and deductions	(10,430)	7,028	(7,177)	(4,331)	(4,518)
Net income	19,323	38,581	21,840	19,786	18,677
Dividends paid	11,089	10,549	9,777	9,319	8,861
Invested in the business	$8,234	28,032	12,063	10,467	9,816

CONSOLIDATED PER SHARE DATA (BASIC)

Net income	$1.05	2.11	1.20	1.08	1.02
Dividends paid	$0.60	0.57	0.53	0.51	0.49
Shareholders’ equity at year-end	$12.92	12.48	10.73	10.11	9.11

CONSOLIDATED BALANCE SHEET (in thousands)

Utility plant and intangible assets	$816,310	740,419	664,117	619,590	583,709
Less accumulated depreciation and amortization	255,025	234,173	208,909	189,221	174,985
Net utility plant	561,285	506,246	455,208	430,369	408,724
Real estate investment	84,195	40,565	34,850	31,987	32,569
Total assets	767,326	705,864	587,709	552,152	516,244
Capitalization:
Shareholders’ equity	236,934	228,182	195,908	184,691	166,368
Long-term debt	216,312	163,648	145,279	143,604	143,879
Total capitalization	$453,246	391,830	341,187	328,295	310,247

OTHER STATISTICS—WATER UTILITY SERVICES

Customers at year-end	233,300	231,700	222,400	220,800	220,100
Average revenue per customer	$860.23	809.56	792.08	733.76	664.99
Investment in utility plant per customer	$3,499	3,196	2,986	2,806	2,652
Miles of main at year-end	2,743	2,739	2,447	2,434	2,430
Water production (million gallons)	51,922	49,302	48,198	51,082	49,593
Maximum daily production (million gallons)	205	229	201	192	211
Population served (estimate)	1,051,600	1,044,400	1,002,400	995,000	992,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

SJW Corp. is a publicly traded company and is a holding company with three subsidiaries:

San Jose Water Company, a wholly owned subsidiary, is a public utility in the business of providing water service to approximately 225,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area. The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than nonregulated industries.

SJW Land Company, a wholly owned subsidiary, owns undeveloped land, has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. and operates commercial buildings in the states of California, Florida, Connecticut, Texas, Arizona and Tennessee.

SJWTX, Inc., doing business as Canyon Lake Water Service Company, a 97.5% majority-owned subsidiary, was incorporated in September 2005. CLWSC provides service to approximately 7,900 connections that serve approximately 36,000 residents in a service area comprising more than 78 square miles in the growing region between San Antonio and Austin, Texas.

SJW Corp. also owns 1,099,952 shares or approximately 5% of California Water Service Group as of December 31, 2007.

On January 31, 2007, the rental equipment and existing inventory of Crystal Choice Water Service LLC, a 75% owned subsidiary engaged in the sale and rental of water conditioning and purification equipment, was sold for $635,000.  Crystal Choice Water Service LLC was liquidated in August 2007.

Together, San Jose Water Company and CLWSC are referred to as “Water Utility Services.”

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

Regional Regulated Activities

SJW Corp.’s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary that provides water service to the greater metropolitan San Jose area and CLWSC, a 97.5% owned regulated utility subsidiary in the State of Texas. SJW Corp. plans and applies a diligent and disciplined approach to improving and maintaining its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

Critical Accounting Policies

SJW Corp. has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on SJW Corp.’s business operations are discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect SJW Corp.’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.” SJW Corp.’s critical accounting policies are as follows:

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition.”

Metered revenue of Water Utility Services include billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services estimates are determined. As of December 31, 2007 and 2006, accrued unbilled revenue was $12,654,000 and $11,067,000, respectively. Unaccounted for water for 2007 and 2006 approximated 7% and 5.2%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the leases.

Recognition of Regulatory Assets and Liabilities

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligation that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized at December 31, 2007 and December 31, 2006. The net regulatory assets recorded by San Jose Water Company were $44,712,000 and $50,483,000 as of December 31, 2007 and 2006, respectively. As of December 31, 2006, San Jose Water Company has recorded its expected postretirement benefit plan liabilities and a corresponding regulatory asset relating to the implementation of the SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” including a reclassification of benefit obligations previously recorded to comprehensive income, in the amount of $3,666,000, resulting in an increase to regulatory assets of $38,410,000. The decrease of regulatory assets from 2006 to 2007 was primarily attributable to the change in valuation of the expected postretirement benefit plan liabilities.

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

The Pension Plan is administered by a Committee that is composed of an equal number of Company and Union representatives. Investment decisions have been delegated by the Committee to an Investment Manager, presently Wachovia Securities, LLC. Investment guidelines provided to the Investment Manager require that at least 25% of plan assets be invested in bonds or cash. As of December 31, 2007, the plan assets consist of approximately 39% bonds, 2% cash and 59% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. They may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, or hold more than 5% of assets of any one private corporation. They may only invest in bonds, commercial paper, and money market funds with acceptable ratings by Moody's or Standard & Poor’s. The Investment Manager is reviewed regularly regarding performance by the Investment Consultant who provides quarterly reports to the Committee for review.

The market values of the plan assets are marked to market at the measurement date. The investment trust assets incur unrealized market gains or losses from time to time. As a result the pension expense in 2007 included the amortization of unrealized market gains on pension assets. Both unrealized market gains and losses on pension assets are amortized over 13 years for actuarial expense calculation purposes. Market gains in 2006 decreased pension expense by approximately $223,000 in 2007 and market losses in 2005 increased pension expense by approximately $252,000 in 2006.

In 2006, San Jose Water Company utilized each plan’s projected benefit stream in conjunction with the “above the median” Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date. In 2007, San Jose Water Company determined that the Citigroup Pension Discount Curve was appropriate due to the fact that it is more representative of the AA market discount rates and therefore is more applicable to the discounting of pension liabilities. Any change in these assumptions would have an effect on the service costs, interest costs and benefit obligations. As a result of San Jose Water Company using the Citigroup Pension Discount Curve instead of the “above the median” Citigroup Pension Discount Curve, San Jose Water Company used a discount rate of 6.50% instead of 6.75% in calculating the pension and other postretirement liabilities as of December 31, 2007. The impact of utilizing the 6.50% discount rate is that the benefit liability increased by $2,300 as of December 31, 2007 and the 2008 net periodic benefit cost increased by $240. The composite discount rate used was 6.00% for the year ending December 31, 2006.

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

Within its regulatory regime, CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by CPUC to offset those expense changes. A separate balancing account must be maintained for each offset expense item (e.g., purchased water, purchased power and groundwater extraction charges). The balancing account balance varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection while, during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. Since the balances have to be approved by CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until CPUC authorizes the change in customers’ rates. However, had the balancing account been recognized in San Jose Water Company’s financial statements, San Jose Water Company’s retained earnings would be decreased by the amount of the account over-collection or increased by the amount of the account under-collection, less applicable taxes. Please also see Item 1A, “Risk Factors.”

As of December 31, 2007 and 2006, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $1,656,000 and $739,000, respectively, including interest. The balance for the period November 29, 2001 to December 31, 2004 has been reviewed and authorized for rate recovery by the CPUC. All the memorandum type balancing accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case.

The following is a summary of the balancing and memorandum accounts:

	December 31, 2007	December 31, 2006
	(in thousands)
Under-collected balancing account 11/29/2001 to 12/31/2004, including surcharge and interest	$43	402
Over-collected memorandum type balancing account 01/01/2005 to 12/31/2005	(154)	(146)
Over-collected memorandum type balancing account 01/01/2006 to 12/31/2006	(1,045)	(995)
Over-collected memorandum type balancing account 01/01/2007 to 12/31/2007	(500)	–
Net (over)/under-collected balancing account	$(1,656)	(739)

Recognition of Gain/Loss on Utility, Nonutility Property and Real Estate Investments

In conformance with generally-accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

Utility property in the Water Utility Services is property that is used and useful in providing water utility services to customers and is included in rate base for rate-setting purposes. In California, real estate type utility property is subject to CPUC Code Section 851, which states any gain recognized will be divided with two-thirds going to the customers and one-third to the shareholders. Net gains or losses from the sale of utility property are recorded as a component of other (expense) income in the consolidated statement of income and comprehensive income.

Nonutility property in the Water Utility Services is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognized gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790.

SJW Land Company owns real estate investment property which consists primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the consolidated statement of income and comprehensive income.

Results of Operations

SJW Corp.’s consolidated net income for the 12 months ending December 31, 2007 was $19,323,000, compared to $38,581,000 for the same period in 2006. The change of $19,258,000 or 50% includes an after-tax gain of $16,355,000 from the sale of the SJW Land Company and San Jose Water Company properties in 2006 and increased water production costs in 2007. Please refer to Note 13, “Sale of Real Estate Investments” under Notes to Consolidated Financial Statements.

SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals, are collectively referred to as “Real Estate Services.”

Operating Revenue

Operating revenue by segment was as follows:

Consolidated Operating Revenue

	2007	2006	2005
	(in thousands)
Water Utility Services	$200,004	183,809	175,524
Real Estate Services	6,486	4,317	3,324
All Other	111	1,112	1,257
	$206,601	189,238	180,105

Operating revenue increased $17,363,000 or 9% in 2007 compared to 2006, and $9,133,000 or 5% in 2006 compared to 2005.

The change in consolidated operating revenue was due to the following factors:

	2007 vs. 2006		2006 vs. 2005
	Increase/(decrease)		Increase/(decrease)
	(in thousands)
Water Utility Services:
Consumption increase	$2,784	1%	$2,556	1%
New customers increase	3,002	2%	3,120	2%
Rate increases	10,409	5%	2,609	1%
Real Estate Services	2,169	1%	993	1%
All Other	(1,001)	—	(145)	—
	$17,363	9%	$9,133	5%

 2007 vs. 2006

Consolidated operating revenue for 2007 increased by $17,363,000 or 9%.  The revenue increase consists of $16,195,000 from Water Utility Services and $2,169,000 from Real Estate Services.  The revenue increases were offset by a $1,001,000 decrease in other revenues primarily due to the sale of the assets of Crystal Choice Water Service LLC on January 31, 2007.

The revenue increase for the Water Utility Services was primarily the result of increases in rates, consumption, customers and a full year of operation at CLWSC. The increase in SJW Land Company was primarily due to a $3,122,000 increase in rental income from the Tennessee warehouse and commercial property acquired in February 2007 and $404,000 is attributable to a full year of rental income from the Arizona warehouse property acquired in June 2006. The SJW Land Company revenue increases were offset by a $1,357,000 decrease in parking and rental revenue as a result of the sale of parking facilities in December 2006.

2006 vs. 2005

Consolidated operating revenue for 2006 increased by $9,133,000 or 5%. The revenue increase consists of $8,285,000 from Water Utility Services and $993,000 from Real Estate Services. The revenue increases were offset by a $145,000 decrease in all other.

The revenue increase in the Water Utility Services was primarily the result of increases in rates, consumption, customers and the acquisition of CLWSC on May 31, 2006. The increase in SJW Land Company was primarily due to a $688,000 increase in rental income from the Arizona warehouse property acquired in June 2006 and a full year of rental income from the Texas property acquired in November 2005. Additionally, parking lot revenue increased $405,000 in 2006 due to the increased number of events at the HP Pavilion.

Water Utility Services Operating Revenue and Customer Counts

The following tables present operating revenues and number of customers by customer group of the Water Utility Services:

Operating Revenue by Customer Group

	2007	2006	2005
	(in thousands)
Residential and business	$182,917	169,251	161,619
Industrial	1,287	1,115	1,042
Public authorities	10,469	8,903	8,903
Others	5,331	4,540	3,960
	$200,004	183,809	175,524

Number of Customers

	2007	2006	2005
Residential and business	227,789	226,332	217,192
Industrial	79	83	85
Public authorities	1,715	1,725	1,715
Others	3,717	3,560	3,408
	233,300	231,700	222,400

Operating Expense

Operating expense by segment was as follows:

Consolidated Operating Expense

	2007	2006	2005
	(in thousands)
Water Utility Services	$172,698	153,199	147,244
Real Estate Services	2,994	2,403	1,686
All Other	1,156	2,083	2,158
	$176,848	157,685	151,088

Operating expense increased $19,163,000 or 12% in 2007 compared to 2006, and $6,597,000 or 4% in 2006 compared to 2005.

The change in operating expense was due to the following:

	2007 vs. 2006 Increase/(decrease)		2006 vs. 2005 Increase/(decrease)
	(in thousands)
Water Production Costs:
Change in surface water supply	$8,685	6%	$(2,209)	(1)%
Usage and new customers	3,967	2%	1,661	1%
Purchased water and groundwater extraction charge price increase	4,393	3%	2,448	2%
Energy prices	421	—	270	—
Total water production costs	17,466	11%	2,170	2%
Administrative and general	1,226	1%	411	—
Other operating expense	(188)	—	912	1%
Maintenance	1,439	1%	714	—
Property taxes and other non-income taxes	414	—	220	—
Depreciation and amortization	1,555	1%	1,645	1%
Income taxes	(2,749)	(2)%	525	—
	$19,163	12%	$6,597	4%

The various components of operating expenses are discussed below.

Water production costs

2007 vs. 2006

The lack of precipitation in 2007 adversely impacted the Water Utility Services’ operating results. Water production costs increased $17,466,000 primarily due to a decreased surface water supply necessitating $8,685,000 in additional purchased water, $4,393,000 in purchased water unit price increases and additional groundwater extraction charges and $3,967,000 due to increased usage by customers and new customers.

2006 vs. 2005

Water production costs increased $2,170,000 primarily due to increases in the unit cost of purchased water and increases in groundwater extraction charges, increase in usage and higher energy costs. The increases were offset by the greater availability of the less costly surface water resulting from significant rainfall in 2006.

Sources of Water Supply

The Water Utility Services water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and water purchased from regional wholesalers. Surface water is the least expensive source of water. The following table presents the sources of water supply for the Water Utility Services:

	Source of Water Supply
	2007	2006	2005
	(million gallons) (MG)
Purchased water	28,688	27,722	29,215
Groundwater	21,766	14,488	13,649
Surface water	1,051	6,684	4,938
Reclaimed water	417	408	396
	51,922	49,302	48,198
Average water production cost per MG	$1,661	1,396	1,382

The following table represents the cost of purchased water and the groundwater extraction charge for water pumped from the groundwater basin, per million gallons, as of December 31:

	2007	2006	2005

Purchased water	$1,765	1,642	1.565
Groundwater extraction charge	$1,458	1,335	1,289

Water production in 2007 for the Water Utility Services increased 2,620 million gallons from 2006. Water production in 2006 increased 1,104 million gallons from 2005. The increases are primarily attributable to an increase in consumption by customers. The changes in operating expenses are consistent with the related water production changes.

Other Operating Expense

The following table represents components of other operating expense:

	2007	2006	2005
	(in thousands)
Water supply	$1,137	1,197	966
Water treatment and quality	2,512	2,131	2,033
Pumping	2,066	1,913	1,639
Transmission and distribution	3,541	3,430	3,401
Customer accounts	5,416	4,820	4,824
Other	235	1,604	1,320
Total other operating expenses	14,907	15,095	14,183

2007 vs. 2006

Other operating expense decreased $188,000 in 2007 or 1% in comparison to 2006. The decrease consisted primarily of: (1) $745,000 due to the sale of Crystal Choice Water Service in January 2007, (2) $252,000 due to the sale of SJW Land Company parking lots in 2006 and (3) $64,000 in miscellaneous expenses.  These decreases were offset by: (1) $436,000 increase in Canyon Lake Water Service Company due to an additional five months of activity and (2) $437,000 in San Jose Water Company due to salary increases and new hires.

2006 vs. 2005

Other operating expense increased $912,000 in 2006 or 6% in comparison to 2005. The increase consisted primarily of: (1) $372,000 in expenses as a result of the acquisition of Canyon Lake Water Supply Corporation on May 31, 2006, (2) $820,000 in salaries and wages in accordance with bargaining unit wage escalation and new hires which were incurred in all departments and (3) $83,000 in miscellaneous general office supplies and services. These increases were partially offset by a decrease of $363,000 in contracted work as a result of significant non-recurring repairs performed in 2005.

Administrative and General Expense

2007 vs. 2006

Administrative and general expense increased $1,226,000 in 2007 or 6% in comparison to 2006. The increase consisted primarily of: (1) $558,000 in group insurance costs due to a greater number of employees and higher premiums, (2) $387,000 in salaries and wages due to a greater number of employees and the wage increases for the year, (3) $212,000 in property and liability insurance, (4) $204,000 in regulatory commission expense as a result of increased sales and (5) $116,000 in miscellaneous expenses.  These increases were offset by a $251,000 decrease in legal and accounting fees.

2006 vs. 2005

Administrative and general expense increased $411,000 in 2006 or 2% in comparison to 2005. The increase consisted primarily of:  (1) $906,000 in expenses as a result of the acquisition of Canyon Lake Water Supply Corporation on May 31, 2006 and (2) $777,000 in salaries, wages, medical benefits and other employee benefits in accordance with bargaining unit wage escalation and new hires which were incurred in all departments.  These increases were partially offset by decreases of: (1) $368,000 in property and liability insurance, (2) $705,000 from prior year’s workers’ compensation expense due to refund of premiums and (3) $199,000 in legal and accounting fees resulting from reduced auditing activities and other miscellaneous expenses.

Maintenance Expense

Maintenance expense in 2007 increased $1,439,000 or 14% in comparison to 2006, and $714,000 in 2006 or 8% in comparison to 2005. The increase in 2007 was primarily due to increased labor costs and an increase in water main and service leaks of approximately 41%. In addition, the level of maintenance expense varies with the level of public work projects instituted by the government, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.’s facilities.

Property Taxes and Other Non-income Taxes

Property taxes and other non-income taxes for 2007 and 2006 increased $414,000 and $220,000, respectively, primarily due to increased utility property placed in service.

Depreciation

Depreciation expense increased $1,555,000 or 7% in 2007 in comparison to 2006 due to an increase in depreciable assets, of which $769,000 is applicable to the purchase of an office and distribution facility in Knoxville, Tennessee by SJW Land Company. Depreciation expense increased $1,645,000 or 8% in 2006 in comparison to 2005 due to higher investment in utility plant and the acquisition of Canyon Lake Water Supply Corporation.

Income Tax Expense

Income tax expense for 2007 was $12,549,000, compared to $15,298,000 in 2006, excluding taxes on the gain on sale of real estate investment of $11,248,000 for 2006.

The effective consolidated income tax rates for 2007, 2006 and 2005 were 40%, 41% and 42%, respectively. The higher effective income tax rate for years 2005 was due to the amount of reversal of certain income tax benefits resulting from accelerated tax depreciation. In 2006, tax benefits associated with the disposition of assets reduced the effective tax rate to 41%. Refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for the reconciliation of actual income tax expense to expected income taxes.

Other Income and Expense

Interest expense, including interest on long-term debt and mortgages, increased $1,884,000 or 17% in 2007 compared to 2006. In 2007, SJW Land Company obtained a mortgage loan of approximately $13,500,000 for the acquisition of the Tennessee office and warehouse property. In addition, San Jose Water Company issued two senior notes each in the amount of $20,000,000. In 2006, SJW Land Company obtained a mortgage loan of approximately $3,825,000 for the acquisition of the Arizona warehouse property. SJWTX, Inc. issued a senior note in the amount of $15,000,000. SJW Corp.’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs was 6.9%, 7.3% and 7.4% for the years ended December 31, 2007, 2006 and 2005, respectively.

Other income for the year ended December 31, 2006 included an after-tax gain of $16,355,000 related to the sale of three properties. In January 2006, SJW Land Company and San Jose Water Company sold approximately one acre of nonutility property, resulting in an after-tax gain of $1,535,000. In December 2006, SJW Land Company sold two real estate investment properties totaling approximately 6.7 acres resulting in an after-tax gain of $14,820,000. Please refer to Note 13, “Sale of Real Estate Investments,” under Notes to Consolidated Financial Statements.

Other comprehensive loss in 2007 was $2,201,000, net of tax, which was primarily due to a decrease in the market value of the investment in California Water Service Group. Other comprehensive income in 2006 was $5,081,000, net of tax, which was primarily due to an increase in the market value of the investment in California Water Service Group of approximately $1,408,000 and the recognition of $3,666,000 transferred from accumulated other comprehensive loss to regulatory assets due to the implementation of the Financial Accounting Standards Board Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Liquidity and Capital Resources

Water Utility Services budgeted capital expenditures for 2008, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2008
	(in thousands)
Water treatment	$884	2%
Source of supply	2,908	6%
Reservoirs and tanks	3,181	6%
Facility plan projects	3,927	8%
Pump stations and equipment	3,950	8%
Equipment and other	5,559	11%
Distribution system	29,040	59%
	$49,449	100%

The 2008 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $29,040,000 is approximately $21,000,000 that will be spent to replace Water Utility Service’s pipes and mains.

Starting in 1997, San Jose Water Company began a four-phased Infrastructure Study establishing a systematic approach to replace its utility facilities. Phases I and II of the Infrastructure Study analyzed the company’s pipes and mains. Phases III and IV examined all other utility facilities. The Infrastructure Study which was completed in July 2002, is updated every three years and is used as a guide for future capital improvement programs. It will serve as the master plan for the company’s replacement program for the next 20 years.

The Water Utility Services capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, the Water Utility Services expects to incur approximately $263,311,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. The Water Utility Services actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

In 2007, the common dividends declared and paid on SJW Corp.’s common stock represented 57% of net income for 2007. Historically, SJW Corp. has maintained its dividend payout ratio at approximately 50% of its earnings.

Historically, the Water Utilitiy Service's write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

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

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. The average borrowing rate of San Jose Water Company’s long-term debt is 7.07%.

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

On January 23, 2007, San Jose Water Company issued $20,000,000 of unsecured Senior Notes Series H, with an interest rate of 5.71% and interest-only payments until maturity, which is January 1, 2037. On December 17, 2007, San Jose Water Company issued $20,000,000 of unsecured Senior Notes Series I with an interest rate of 5.93% and interest-only payments until maturity, which is December 17, 2037. San Jose Water Company has outstanding $170,000,000 of unsecured senior notes as of December 31, 2007. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2007, San Jose Water Company’s funded debt was 50% of total capitalization and the net income available for interest charges was 393% of interest charges.

San Jose Water Company has a $1,967,000 loan from the California Department of Water Resources’ Safe Drinking Water State Revolving Fund (“SDWSRF”) for the retrofit of San Jose Water Company’s water treatment plant. Terms of this loan require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39%. The outstanding balance as of December 31, 2007 is $1,847,000.

In 2004, the California Department of Water Resources approved San Jose Water Company’s application for a second loan under the SDWSRF program. The loan is for approximately $1,660,000 over a term of 20 years at an interest rate of 2.60%. Funds in the above amount will be used for water treatment plant improvements to meet increasing filtration standards. San Jose Water Company expects to receive the funding of this loan in 2008 when all documentation has been completed.

SJW Land Company

As of December 31, 2007, SJW Land Company’s outstanding balance on executed mortgages totaled $26,081,000 as a result of acquiring properties in various states. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties.

In February 2007, SJW Land Company borrowed approximately $13,500,000 in connection with the purchase of the Tennessee warehouse and office property, which is included in the total executed mortgages noted above. The mortgage is due in 10 years, with a fixed interest rate of 5.61% and is secured by the office property. The loan agreement generally restricts the company from prepayment in the first three years and requires submission of periodic financial reports as part of the loan covenants. The property was leased to a large retail company for 19 years. The average borrowing rate of SJW Land Company mortgages is 6.07%.

As of December 31, 2007, SJW Land Company also had an outstanding mortgage loan in the amount of $4,006,000 borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage loan is due April 2011 and is amortized over 25 years with an interest rate of 7.8%. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company.

SJWTX, Inc.

On November 2, 2006, SJWTX, Inc., doing business as Canyon Lake Water Service Company, issued senior notes, Series A, of $15,000,000 at 6.27%. The senior note agreement has terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and, (2) the minimum net worth of SJW Corp. becomes less than $125,000,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005.

SJW Corp. and its Subsidiaries

SJW Corp. and its subsidiaries consolidated long-term debt was 48% of total capitalization as of December 31, 2007. Management believes that the company is capable of obtaining future long-term capital to fund regulated and nonregulated growth opportunities and capital expenditure requirements.

SJW Corp. and its subsidiaries have an unsecured line of credit available allowing aggregate short-term borrowings of up to $35,000,000 at rates that approximate the bank’s prime or reference rate. At December 31, 2007, SJW Corp. and its subsidiaries had available unused short-term bank line of credit of $30,000,000. The cost of borrowing averaged 6.19% for 2007. The line of credit expires on June 1, 2008.

Off-Balance Sheet Arrangement/Contractual Obligations

SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or fully disclosed in the Notes to Consolidated Financial Statements.

SJW Corp.’s contractual obligation and commitments as of December 31, 2007 are as follows:

	Contractual Obligations Due in
	Total	Less than 1 Year	1-5 Years	After 5 Years
	(in thousands)
Senior notes, Water Utility Services	$185,000	—	—	185,000
SJW Land Company mortgages	26,081	480	2,234	23,367
Advances for construction, San Jose Water Company	74,518	2,219	8,491	63,808
SDWSRF loan, San Jose Water Company	1,847	41	349	1,457
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	4,006	101	3,905	—
Total contractual cash obligation	$291,452	2,841	14,979	273,632
Total interest on contractual obligations	$286,420	14,726	58,069	213,625

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

San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2007, 2006 and 2005, San Jose Water Company purchased from SCVWD 22,600 million gallons ($38,500,000), 21,500 million gallons ($34,500,000) and 22,400 million gallons ($34,500,000), respectively. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 20,800 million gallons ($36,700,000) of water at the current contract water rate of $1,765 per million gallons from SCVWD in the contract year ending June 30, 2008. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available from SCVWD. The contract water rates are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rates for SCVWD’s fiscal year ended 2008, 2007 and 2006 were $1,765, $1,642 and $1,565, per million gallons, respectively.

San Jose Water Company also pumps water from the local groundwater basin. There are no delivery schedules or contractual obligations associated with the purchase of groundwater.  SCVWD determines the groundwater extraction charge and it is applied on a per unit basis. In addition to the SCVWD groundwater extraction charge, San Jose Water Company also incurs power costs to pump the groundwater from the basin.

San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2007, San Jose Water Company contributed $2,000,000 and $362,175 to the pension plan and other postretirement benefit plan, respectively. In 2008, San Jose Water Company expects to make a contribution of $3,000,000 and $400,000 to the pension plan and other post retirement benefit plan, respectively. The amount of required contributions for years thereafter is not actuarially determinable.

San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement contracts, an Executive Supplemental Retirement Plan and an Executive Special Deferral Election Plan. Under these benefit plans, San Jose Water Company is committed to pay approximately the aggregate of $341,000 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.

CLWSC purchases water from GBRA under terms of agreements expiring in 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC 6,000 acre-feet per year of water supply from GBRA. The water rate may be adjusted by GBRA at any time, provided they give CLWSC 60 days’ written notice on the proposed adjustment.

444 West Santa Clara Street, L.P.

SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm, which is partially owned by an individual who also serves as the Chairman of the Board of SJW Corp., owns the remaining 30% limited partnership interest. A commercial building is constructed on the property of 444 West Santa Clara Street, L.P. and is leased to an international real estate firm under a 12-year lease. The partnership is being accounted for under FIN46R.

Impact of Recent Accounting Pronouncements

Effective January 1, 2007, SJW Corp. adopted Financial Accounting Standards Board Interpretation No. 48 (“Interpretation 48”), “Accounting for Uncertainty in Income Taxes,” as discussed in Note 5 of SJW Corp.’s accompanying consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, however, for some entities, the application of SFAS 157 will change their current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The adoption of SFAS 159 is not expected to have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 requires noncontrolling interests, previously referred to as minority interests, to be reported as a component of equity, net income and comprehensive income to be displayed for both the controlling and noncontrolling interests, along with other required disclosures and reconciliations. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SJW Corp. is in the process of evaluating the impact of this accounting standard.

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

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

SJW Corp.:

We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of SJW Corp. and subsidiaries as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 10, 2008

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

SJW Corp.:

We have audited SJW Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SJW Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SJW Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
March 10, 2008

SJW Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Utility plant:
Land	$5,695	4,837
Depreciable plant and equipment	778,277	716,679
Construction in progress	24,298	10,863
Intangible assets	8,040	8,040
	816,310	740,419
Less accumulated depreciation and amortization	255,025	234,173
	561,285	506,246
Real estate investment	88,029	43,868
Less accumulated depreciation and amortization	3,834	3,303
	84,195	40,565
Current assets:
Cash and cash equivalents	2,354	3,788
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $196 in 2007 and $177 in 2006	10,390	9,861
Income tax	2,557	678
Other	1,222	1,028
Accrued unbilled utility revenue	12,654	11,067
Sale proceeds held in trust account	-	31,261
Materials and supplies	782	932
Prepaid expenses	1,632	1,538
	31,591	60,153
Other assets:
Investment in California Water Service Group	40,720	44,438
Unamortized debt issuance and reacquisition costs	3,345	3,220
Regulatory assets	44,712	50,483
Other	1,478	1,437
	90,255	99,578
	$767,326	706,542

See accompanying notes to consolidated financials statements.

SJW Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share and per share data)

	December 31,
	2007	2006
Capitalization and Liabilities
Capitalization:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,361,733 shares in 2007 and 18,281,769 shares in 2006	$9,564	9,522
Additional paid-in capital	18,723	16,267
Retained earnings	195,331	186,876
Accumulated other comprehensive income	13,316	15,517
Total shareholders’ equity	236,934	228,182
Long-term debt, less current portion	216,312	163,648
	453,246	391,830
Current liabilities:
Line of credit	5,000	15,500
Current portion of long-term debt	622	485
Accrued groundwater extraction charges and purchased water	5,595	4,244
Purchased power	514	301
Accounts payable	9,268	7,267
Accrued interest	4,522	3,871
Accrued taxes	791	673
Accrued payroll	2,583	1,432
Other current liabilities	4,059	4,151
	32,954	37,924
Deferred income taxes	74,643	81,552
Unamortized investment tax credits	1,735	1,795
Advances for construction	74,518	67,955
Contributions in aid of construction	100,649	95,225
Deferred revenue	1,313	1,262
Postretirement benefit plans	23,357	26,298
Other noncurrent liabilities	4,911	2,701
Commitments and contingencies	—	—
	$767,326	706,542

See accompanying notes to consolidated financials statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31 (in thousands, except share and per share data)

	2007	2006	2005
Operating revenue	$206,601	189,238	180,105
Operating expense:
Operation:
Purchased water	48,596	44,896	44,953
Power	7,532	5,170	4,318
Groundwater extraction charges	30,141	18,737	17,362
Total production costs	86,269	68,803	66,633
Administrative and general	22,334	21,108	20,697
Other	14,907	15,095	14,183
Maintenance	11,628	10,189	9,475
Property taxes and other nonincome taxes	6,307	5,893	5,673
Depreciation and amortization	22,854	21,299	19,654
Income taxes	12,549	15,298	14,773
Total operating expense	176,848	157,685	151,088
Operating income	29,753	31,553	29,017
Other (expense) income:
Interest on senior notes	(10,912)	(9,292)	(9,283)
Mortgage and other interest expense	(2,097)	(1,833)	(910)
Gain on sale of real estate investments, net of taxes of $11,248 in 2006 and $761 in 2005	-	16,355	1,095
Dividends	1,276	1,265	1,254
Other, net	1,303	533	667
Net income	$19,323	38,581	21,840
Other comprehensive income (loss):
Unrealized income (loss) on investment, net of taxes of $1,529 in 2007, $984 in 2006 and $262 in 2005	(2,201)	1,415	376
Minimum pension liability adjustment, net of taxes of $2,521 in 2006 and $1,570 in 2005	-	3,666	(2,284)
Other comprehensive income (loss)	(2,201)	5,081	(1,908)
Comprehensive income	$17,122	43,662	19,932
Earnings per share
—Basic	$1.05	2.11	1.20
—Diluted	$1.04	2.08	1.18
Weighted average shares outstanding
—Basic	18,334,352	18,275,505	18,271,280
—Diluted	18,552,228	18,528,896	18,480,202

See accompanying notes to consolidated financials statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except  per share amounts)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances, December 31, 2004	18,270,882	$9,516	$14,306	$148,525	$12,344	$184,691
Net income				21,840		21,840
Other comprehensive income
Unrealized gain on investment, net of tax effect of $262					376	376
Minimum pension liability adjustment, net of tax effect of $1,570					(2,284)	(2,284)
Comprehensive income						19,932
Stock-based compensation			1,210			1,210
Exercise of stock options and similar instruments	9,472		37			37
Common stock buyback	(9,472)		(185)			(185)
Dividends paid ($.53 per share)				(9,777)		(9,777)
Balances, December 31, 2005	18,270,882	$9,516	$15,368	$160,588	$10,436	$195,908
Cumulative effect of adoption of SAB 108 (see Note 1)				(1,744)		(1,744)
Adjusted balances as of January 1, 2006	18,270,882	9,516	15,368	158,844	10,436	194,164
Net income				38,581		38,581
Other comprehensive income
Unrealized gain on investment, net of tax effect of $984					1,415	1,415
Reclassification of minimum pension liability to Regulatory Asset, net of tax effect of $2,521, in conjunction with the implementation of SFAS 158 (see Note 11)					3,666	3,666
Comprehensive income						43,662
Stock-based compensation			633	(223)		410
Exercise of stock options and similar instruments	1,939	1	35			36
Employee stock purchase plan	8,948	5	231			236
Dividends paid ($.57 per share)				(10,326)		(10,326)
Balances, December 31, 2006	18,281,769	$9,522	$16,267	$186,876	$15,517	$228,182
Cumulative effect of adoption of FASB Interpretation No. 48 (see Note 5)				444		444
Adjusted balances as of January 1, 2007	18,281,769	9,522	16,267	187,320	15,517	228,626
Net income				19,323		19,323
Other comprehensive income
Unrealized loss on investment, net of tax effect of $1,529					(2,201)	(2,201)
Comprehensive income						17,122
Stock-based compensation			655	(223)		432
Exercise of stock options and similar instruments	65,223	34	1,316			1,350
Employee stock purchase plan	14,741	8	485			493
Dividends paid ($.60 per share)				(11,089)		(11,089)
Balances, December 31, 2007	18,361,733	9,564	18,723	195,331	13,316	236,934

See accompanying notes to consolidated financials statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (in thousands)

	2007	2006	2005
Operating activities:
Net income	$19,323	38,581	21,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,854	21,299	19,654
Deferred income taxes	(6,909)	10,773	1,918
Stock-based compensation	655	436	1,244
Gain on sale of real estate investments, net of taxes	—	(16,355)	(1,095)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(2,310)	(1,570)	(4,591)
Accounts payable, purchased power and other current liabilities	(731)	1,488	4,504
Accrued groundwater extraction charges and purchased water	1,352	260	129
Accrued taxes	(1,760)	(1,697)	730
Accrued interest	652	253	(1)
Accrued payroll	1,151	(95)	460
Prepaid expenses and materials and supplies	55	(176)	(83)
Postretirement benefits	(2,847)	13,085	3,854
Regulatory assets	5,771	(30,153)	(4,973)
Other noncurrent assets and noncurrent liabilities	3,578	8,530	(1,436)
Other changes, net	1,197	(361)	448
Net cash provided by operating activities	42,031	44,298	42,602
Investing activities:
Additions to utility plant	(73,217)	(58,028)	(46,445)
Additions to real estate investment	(48,245)	(12,718)	(5,324)
Cost to retire utility plant, net of salvage	(1,160)	(1,013)	(158)
Payments for business acquisitions, net of cash acquired	—	4,083	—
Proceeds from sale of real estate investment	—	33,632	3,414
Sale proceeds held in trust account	31,261	(31,261)	—
Net cash used in investing activities	(91,361)	(65,305)	(48,513)
Financing activities:
Cancellation of Canyon Lake Water Supply Corporation bonds	—	(19,951)	—
Borrowings from line of credit	31,400	37,000	—
Repayments of line of credit	(41,900)	(21,500)	—
Long-term borrowings	53,500	18,855	2,007
Repayments of long-term borrowings	(699)	(334)	(273)
Dividends paid	(11,089)	(10,326)	(9,777)
Common stock buyback	—	—	(185)
Exercise of stock options and similar instruments	1,298	226	24
Tax benefits realized from share options exercised	545	10	16
Receipts of advances and contributions in aid of construction	17,016	13,443	14,732
Refunds of advances for construction	(2,175)	(2,026)	(2,134)
Net cash provided by financing activities	47,896	15,397	4,410
Net change in cash and cash equivalents	(1,434)	(5,610)	(1,501)
Cash and cash equivalents, beginning of year	3,788	9,398	10,899
Cash and cash equivalents, end of year	$2,354	3,788	9,398
Cash paid during the year for:
Interest	$13,142	11,332	10,490
Income taxes	$15,018	17,158	16,558
Supplemental disclosure of non-cash activities:
Increase in accrued payables for additions to utility plant	2,849	—	—
Decrease in real estate investments due to transfer to utility property	3,035	—	—

See accompanying notes to consolidated financials statements.

SJW CORP. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except share data)

Note 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned and majority owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. A subsidiary in which SJW Corp. has a controlling interest is consolidated in the financial statements with the minority interest included as “other” in the Consolidated Statements of Income and Comprehensive Income and in “other non-current liabilities” in the Consolidated Balance Sheets.

SJW Corp.’s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company’s accounting policies comply with the applicable uniform system of accounts prescribed by the CPUC and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 91% of San Jose Water Company’s revenues are derived from the sale of water to residential and business customers.

SJWTX, Inc., doing business as Canyon Lake Water Service Company, a 97.5% majority owned subsidiary, was incorporated in September 2005. On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC provides service to approximately 7,900 connections that serve approximately 36,000 residents in a service area comprising more than 78 square miles in the region between San Antonio and Austin, Texas.

SJW Land Company owned and operated parking facilities, which are located adjacent to San Jose Water Company’s headquarters and the HP Pavilion in San Jose, California, until December 15, 2006 when the real estate investments were sold to Adobe Systems Incorporated for an aggregate purchase price of $32,500. SJW Land Company also owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of California, Florida, Connecticut, Arizona, Texas and Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P., which is accounted for under the Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (see Note 9).

Together, San Jose Water Company and CLWSC are referred to as “Water Utility Services.”

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

Utility Plant

The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2007, 2006 and 2005 was $527, $458 and $336, respectively. Construction in progress was $24,298 and $10,863 at December 31, 2007 and 2006, respectively.

The major components of depreciable plant and equipment as of December 31, 2007 and 2006 are as follows:

	2007	2006
Equipment	$145,188	121,733
Transmission and distribution	597,281	565,824
Office buildings and other structures	35,808	29,122
Total depreciable plant and equipment	$778,277	716,679

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2007, 2006 and 2005, depreciation expense was approximately 3.6% of the beginning of the year balance of depreciable plant for all years excluding certain items credited to depreciation expense. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized. Depreciation expense for utility plant for the years ended December 31, 2007, 2006 and 2005 was $20,956, $20,095 and $18,654, respectively.

Construction in Progress

On November 14, 2007, San Jose Water Company entered into a reverse exchange transaction for a property located in San Jose, California, which will be the replacement property for the property that San Jose Water Company has entered into an agreement with Adobe Systems Incorporated to sell (see Note 7). For Federal and state income tax purposes the exchange will receive treatment as an exchange of like-kind property under Internal Revenue Code Section 1031. The Exchange Accommodation Titleholder (“EAT”) has purchased the replacement property and will hold it until the relinquished property is sold or the expiration of the exchange period, whichever occurs first. The exchange period is 180 days. During the exchange period, the EAT is leasing the property to San Jose Water Company on a triple net lease basis with no monthly payments. San Jose Water Company is responsible for any expenses pertaining to the property and management of the property.

The EAT is a special purpose LLC whose sole material asset is the replacement property and the sole material liability is a loan from San Jose Water Company. Therefore, in accordance with Interpretation No. 46R, the EAT has been consolidated into SJW Corp. The property is recorded in construction in progress and will be transferred to utility plant once it is placed in service.

Utility Plant Intangible Assets

All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years.

Real Estate Investments

Real estate investments are recorded at cost and consist primarily of land and buildings. The major components of real estate investments as of December 31, 2007 and 2006 are as follows:

	2007	2006
Land	$22,369	8,947
Buildings and improvements	65,429	34,690
Intangibles	231	231
Total real estate investment	$88,029	43,868

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 39 years.

Land and buildings and improvements include assets held for lease of $86,641 and $41,804 as of December 31, 2007 and 2006, respectively. The following schedule shows the future minimum rental payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2007:

Year ending December 31:	Rental Payments
2008	$6,745
2009	6,846
2010	6,950
2011	7,056
2012	7,169

Impairment of Long-Lived Assets

In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-lived assets of SJW Corp. are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets.

Sale Proceeds Held in Trust Account

On December 15, 2006, SJW Land Company sold real estate investments to Adobe Systems Incorporated for an aggregate purchase price of $32,500. The proceeds from the transaction were placed in a trust account to enable SJW Land Company to have the time to identify replacement property in which to reinvest the proceeds and qualify the transaction as a like-kind property exchange for federal income tax purposes. On February 9, 2007, SJW Land Company reinvested the proceeds from the sale of real estate investments received on December 15, 2006 by purchasing approximately 54 acres of real estate investments with an office and distribution facility in Knoxville, Tennessee for approximately $47,625 (see Note 13).

Financial Instruments

The carrying amount of SJW Corp.’s current assets and liabilities that are considered financial instruments approximate their fair value as of the dates presented due to the short maturity of the instruments. The fair market value of long-term debt is discussed in Note 4.

Investment in California Water Service Group

SJW Corp.’s investment in California Water Service Group is accounted for under SFAS 115, “Accounting for Marketable Securities,” as an available-for-sale marketable security. The investment is recorded on the Consolidated Balance Sheet at quoted market price with the change in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.

Other Assets

Debt reacquisition costs are amortized over the term of the related debt. Debt issuance costs are amortized to interest expense in the Statements of Income and Comprehensive Income.

Regulatory Assets and Liabilities

San Jose Water Company records regulatory assets for future revenues expected to be realized in customers’ rates when certain items are recognized as expenses for ratemaking purposes. The income tax temporary differences relate primarily to the difference between book and income tax depreciation on utility plant that was placed in service before CPUC adopted normalization for ratemaking purposes. Previously the tax effect was passed onto customers. In the future, when such timing differences reverse, San Jose Water Company believes it is probable that it will be able to include the impact of the deferred tax reversal in customer rates. The differences will reverse over the remaining book lives of the related assets. Although realization is not assured, management believes it is more likely than not that all of the regulatory asset will be realized. In addition, regulatory assets include items that are not recognized for ratemaking purposes, such as certain expenses related to postretirement benefits, accrued vacation obligation and asset retirement obligations which are expected to be recoverable in future customer rates.

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

Regulatory assets and liabilities are comprised of the following as of December 31:

	2007	2006
Regulatory assets:
Income tax temporary differences	$12,135	12,740
Postretirement pensions and other medical benefits	30,349	38,410
Other obligations	4,089	1,301
Total regulatory assets	$46,573	52,451
Regulatory liabilities:
Future tax benefits to ratepayers	$1,861	1,968
Net Regulatory Assets included in Balance Sheet	$44,712	50,483

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

Advances for Construction and Contributions in Aid of Construction

In California, customer advances for construction received after 1981 are being refunded ratably over 40 years. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2008	$2,219
2009	2,145
2010	2,120
2011	2,115
2012	2,111
Thereafter	63,808

Contributions in aid of construction represent funds received from developers that are not refundable under applicable regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.

Customer advances and contributions in aid of construction received subsequent to 1986 and prior to June 12, 1996 generally must be included in federal taxable income. Taxes paid relating to advances and contributions are recorded as deferred tax assets for financial reporting purposes and are amortized over 40 years for advances, and over the tax depreciable life of the related asset for contributions. Receipts subsequent to June 12, 1996 are generally exempt from federal taxable income, unless specifically prescribed under treasury regulations.

Advances and contributions received subsequent to 1991 and prior to 1997 are included in state taxable income.

Asset Retirement Obligation

SJW Corp.’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2007 and 2006, the asset retirement obligation is as follows:

	2007	2006
Retirement obligation	$3,698	4,427
Discount rate	6%	6%
Present value	1,000	771
Deferred tax	688	530
Regulatory asset	$1,688	1,301

Revenue

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition.”

Metered revenue of the Water Utility Services include billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and record its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to Water Utility Services estimates are determined. Operating revenue in 2007, 2006 and 2005 includes $4,561, $4,045 and $3,891, respectively, from the operation of the City of Cupertino municipal water system.

Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the leases.

Balancing Account

For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by CPUC to offset those expense changes. Since the balances have to be approved by CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until CPUC authorizes the change in customers’ rates. As of December 31, 2007 and 2006, the total accrued in San Jose Water Company’s balancing account was an over-collection of $1,656 and $739, respectively, including interest.

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

Earnings per Share

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp.’s Long-Term Incentive Plan, and income available to common shareholders. Anti-dilutive restricted common stock units and stock options of 146,104 and 3,956 as of December 31, 2007, 2006 and 2005, respectively, were excluded from the dilutive earnings per share calculation.

Note 2. Capitalization

SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2007 and 2006, 18,361,733 and 18,281,769, respectively, shares of common stock were issued and outstanding.

At December 31, 2007 and 2006, 176,407 shares of preferred stock of $25 par value per share were authorized and none were outstanding.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential accounting misstatement. In 2006, SJW Corp. had goodwill, included in other assets, in the amount of $1,744 representing the excess of cost over the fair market value of assets acquired in a 1992 acquisition. The assets acquired consisted of a small business and shares of California Water Service Group stock. The business was subsequently sold in 1995 and the goodwill remained on the balance sheet in error within “Other” in “Other Assets.” SJW Corp. elected to adjust the prior year error by recording $1,744 as a cumulative effect adjustment to beginning retained earnings. The error had previously been considered immaterial to SJW Corp.’s consolidated financial statements.

On January 31, 2006, SJW Corp. declared a two-for-one split on the Corporation’s common stock for holders of record on March 2, 2006. In connection with the stock split, the number of shares of common stock increased from 18,000,000 to 36,000,000 and the par value of each share of common stock decreased from $1.042 to $0.521. All share amounts have been adjusted to reflect this stock split.

Note 3. Line Of Credit

SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $35,000. This line of credit bears interest at variable rates and expires on June 1, 2008. As of December 31, 2007 and 2006, SJW Corp. has an outstanding balance on the line of credit of $5,000 and $15,500, respectively. Cost of borrowing averaged 6.19% and 6.37%, respectively, as of December 31, 2007 and 2006.

San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000 in support of its Safe Drinking Water State Revolving Fund loan which was funded in 2005. The letter of credit automatically renews for one year each December unless the issuing bank elects not to renew it, and the amount of coverage can be reduced as the loan principal balance decreases.

Note 4. Long-Term Debt

Long-term debt as of December 31 was as follows:

Description	Due Date	2007	2006
Senior notes, San Jose Water Company:
A 8.58%	2022	$20,000	20,000
B 7.37%	2024	30,000	30,000
C 9.45%	2020	10,000	10,000
D 7.15%	2026	15,000	15,000
E 6.81%	2028	15,000	15,000
F 7.20%	2031	20,000	20,000
G 5.93%	2033	20,000	20,000
H 5.71%	2037	20,000	–
I 5.93%	2037	20,000	–
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000
Total senior notes		$185,000	145,000
Mortgage loans 5.61% - 6.09%	2017	26,081	13,011
444 West Santa Clara Street, L.P. 7.80% (non-recourse to SJW Land Company)	2011	4,006	4,099
SDWSRF loan 2.39%, San Jose Water Company	2026	1,847	1,967
Other long-term debt 5.90%, SJWTX, Inc.	2012	–	56
Total debt		$216,934	164,133
Less: Current portion		622	485
Total long-term debt, less current portion		$216,312	163,648

Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and SJWTX, Inc. (“SJWTX”) and require interest-only payments until maturity. To minimize issuance costs, all of the companies’ debt has historically been privately placed.

The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges.

The senior note agreement of SJWTX has terms and conditions that restrict  SJWTX from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded debt exceeds 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income since December 31, 2005. As of December 31, 2007, SJW Corp. does not face any restrictions in issuing any future indebtedness as a result of these terms and conditions.

The mortgage loans, which are the obligations of SJW Land Company, are due in 2013, 2016 and 2017. These loans amortize over 25 years, are secured by four leased properties and carry a fixed interest rate with 120 monthly principal and interest payments. The loan agreements generally restrict the company from prepayment in the first three years and require submission of periodic financial reports as part of the loan covenants. An amortization schedule of the mortgage loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2008	$1,992	$1,512	$480
2009	1,992	1,481	511
2010	1,992	1,450	542
2011	1,992	1,418	574
2012	1,992	1,385	607
Thereafter	27,058	3,691	23,367

444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $4,006 as of December 31, 2007. The mortgage loan is due in April 2011 and amortized over 25 years with a fixed interest rate of 7.8%. The loan is secured by the partnership’s real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2008	$410	$309	$101
2009	410	301	109
2010	410	292	118
2011	3,820	142	3,678

San Jose Water Company has a loan from the Safe Drinking Water State Revolving Fund (“SDWSRF”) at a rate of 2.39%. The outstanding loan balance as of December 31, 2007 is $1,847. San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000 in support of this loan. The letter of credit automatically renews for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balance decreases. An amortization schedule of the SDWSRF loan is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2008	$63	$22	$41
2009	127	43	84
2010	127	41	86
2011	127	39	88
2012	127	36	91
Thereafter	1,713	256	1,457

The fair value of long-term debt as of December 31, 2007 and 2006 was approximately $182,718 and $140,505, respectively, using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration.

Note 5. Income Taxes

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:

	2007	2006	2005
“Expected” federal income tax	$11,155	22,795	13,081
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	1,831	3,742	2,147
Dividend received deduction	(313)	(310)	(307)
Other items, net	(124)	319	613
	$12,549	26,546	15,534

The components of income tax expense were:

	2007	2006	2005
Current:
Federal	$10,981	12,157	13,493
State	3,346	3,616	3,689
Deferred:
Federal	(1,148)	8,768	(1,247)
State	(630)	2,005	(401)
	$12,549	26,546	15,534

	2007	2006	2005
Income taxes included in operating expenses	$12,549	15,298	14,773
Income taxes included in gain on sale or condemnation of real estate investment	–	11,248	761
	$12,549	26,546	15,534

The components of the net deferred tax liability as of December 31 was as follows:

	2007	2006
Deferred tax assets:
Advances and contributions	$15,463	14,774
Unamortized investment tax credit	934	966
Pensions and postretirement benefits	4,058	3,209
California franchise tax	1,077	1,147
Other	670	492
Total deferred tax assets	$22,202	20,588
Deferred tax liabilities:
Utility plant	$50,930	51,916
Pension and postretirement benefits	12,370	15,663
Investment in stock	14,440	15,965
Deferred gain-property transfer	16,678	17,114
Debt reacquisition costs	793	843
Other	1,634	639
Total deferred tax liabilities	96,845	102,140
Net deferred tax liabilities	$74,643	81,552

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

SJW Corp. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result, SJW Corp. recognized a decrease in its liability for unrecognized tax benefits of approximately $444 which was recorded as an increase to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,413 and $1,438 as of January 1, 2007 and December 31, 2007. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $669 as of December 31, 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,413
Additions based on tax position related to the current year, including interest	286
Reductions for tax positions of prior year, including interest	(202)
Balance at December 31, 2007	$1,497

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $70 as of December 31, 2007. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $106 within the next 12 months following December 31, 2007 due to the lapsing statute of limitations. As of December 31, 2007 a total of $202 reduction was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2004 – 2007
California	2003 – 2007
Arizona	2006 – 2007
Connecticut	2003 – 2007
Florida	2003 – 2007
Tennessee	2007
Texas	2005 – 2007

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

Amortization expense for the intangible assets was $299 for the year ended December 31, 2007, $294 for the year ended December 31, 2006 and $288 for the year ended December 31, 2005. Amortization expense for 2008, 2009, 2010, 2011 and 2012 is anticipated to be $299 per year.

The costs of intangible assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Concession fees	$6,800	6,800
Other intangibles	1,240	1,240
Intangible assets	8,040	8,040
Less: Accumulated amortization
Concession fees	2,788	2,516
Other intangibles	446	419
Net intangible assets	$4,806	5,105

Note 7. Commitments

San Jose Water Company purchases water from SCVWD. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2007, 2006 and 2005, San Jose Water Company purchased from SCVWD 22,600 million gallons ($38,500), 21,500 million gallons ($34,500) and 22,400 million gallons ($34,500), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 20,800 million gallons ($36,700) of water at the current contract water rate of $1,765 per million gallons, from SCVWD in the contract year ending June 30, 2008. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis and if the water supply is available from SCVWD.

The contract water rates are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rates, per million gallons, for SCVWD’s fiscal year ended 2008, 2007 and 2006 were $1,765, $1,642 and $1,565, respectively.

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

CLWSC has long-term contracts with the Guadalupe-Blanco River Authority (“GBRA”). The terms of the agreements expire in 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,000 acre-feet of water from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC 60 day’s written notice on the proposed adjustment.

As of December 31, 2007, San Jose Water Company had 328 employees, of whom 93 were executive, administrative or supervisory personnel, and of whom 235 were members of unions. On February 7, 2008, San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2008 through December 31, 2009. Both groups are affiliated with the AFL-CIO. The agreements include wage adjustments of approximately 3% and 3.3%, respectively, for union workers for calendar year 2008 and 2009 and minor benefit modifications. For new employees hired on or after March 31, 2008, a cash balance retirement plan will be adopted.

On April 17, 2006, San Jose Water Company entered into an agreement with Adobe Systems Incorporated (“Adobe”) for Adobe to purchase approximately one acre of property and buildings located in San Jose, California for a total purchase price of approximately $4,000. The agreement includes an option for San Jose Water Company to lease-back the buildings until June 2008. The transaction needs to be approved by the CPUC since the property and buildings are utility plant assets. On November 14, 2007, San Jose Water Company entered into a reverse exchange transaction for a property in San Jose, California, which will be the replacement property (see Note 1). Until the replacement property is available for use and the CPUC approves the purchase, the current building is not available for immediate sale and therefore will continue to be classified as a utility plant asset, rather than as an asset held-for-sale, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

Note 8. Contingency

SJW Corp. is subject to litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on the SJW Corp.’s financial position, results of operations or cash flows.

Note 9. Partnership Interest

In September 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land Company contributed real property in exchange for a 70% limited partnership interest. The real estate development firm is partially owned by an individual who also serves as the Chairman of the Board of SJW Corp. A commercial building was constructed on the partnership property and is leased to an international real estate firm under a 12-year long-term lease.

The consolidated financial statements of SJW Corp. at December 31, 2007 and 2006 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances were eliminated. Minority interest of $72, $62 and $63 was included in other income in the Consolidated Statements of Income and Comprehensive Income at December 31, 2007, 2006 and 2005, respectively. Included in other non-current liabilities of SJW Corp.’s Consolidated Balance Sheet is minority interest of $23 at December 31, 2007 and 2006.

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

The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives. Investment decisions have been delegated by the committee to an Investment Manager, presently Wachovia Securities, LLC. Investment guidelines set forth in the Investment Policy Statement (“IPS”) require that at least 25% of plan assets be invested in bonds. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. Since the Pension Plan's inception in 1984, the plan has achieved 11.70% return on their investments while the applicable benchmark was 11.12% for the same period. For the fiscal year 2007, the Investment Manager, following the required investment guidelines, achieved a 6.86% return on their investments, while the applicable benchmark was 5.91% for the same period.

Generally, it is expected of the Investment Manager that the performance of the Pension Plan Fund, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include a specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle.

General restrictions have been placed on the Investment Manager. They may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, subprime mortgages, or hold more than 5% of assets of any one private corporation. They may only invest in bonds, commercial paper, and money market funds with acceptable ratings by Moody's or Standard & Poor’s. The Investment Manager is reviewed regularly regarding performance by the Investment Consultant who provides at least quarterly reports to the committee for review.

San Jose Water Company has an Executive Supplemental Retirement Plan, which is a defined benefit plan under which San Jose Water Company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $6,791 and $6,768 as of December 31, 2007 and 2006, respectively, and net periodic pension cost of $767, $547 and $557 for 2007, 2006 and 2005, respectively.

Other Postretirement Benefits

In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees. The plan is a flat dollar plan which is unaffected by variations in health care costs.

Flexible Spending Plan

Effective February 1, 2004, San Jose Water Company established a Flexible Spending Account for its employees for the purpose of providing eligible employees with the opportunity to choose from among the fringe benefits available under the plan. The flexible spending plan is intended to qualify as a cafeteria plan under the provisions of the Internal Revenue Code Section 125. The flexible spending plan allows employees to save pre-tax income in a Health Care Spending Account (“HCSA”) and/or a Dependent Care Spending Account (“DCSA”) to help defray the cost of out-of-pocket medical and dependent care expenses. The annual maximum limit under the HCSA and DCSA plans is $2.5 and $5, respectively.

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

Deferral Plan

San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the San Jose Water Company. San Jose Water Company contributions were $896, $846 and $792 in 2007, 2006 and 2005, respectively.

Executive Special Deferral Election Plan

SJW Corp. adopted an Executive Special Deferral Election Plan effective January 1, 2005. The plan allows certain executives to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives have to make an election on the distribution and payment method of the deferrals before services are rendered. San Jose Water Company records the investment return on the deferred funds as compensation expense once the deferrals are made. Executives had deferred $1,192, $778 and $335 to the plan as of December 31, 2007, 2006 and 2005, respectively. San Jose Water Company recorded an investment return of $52, $37 and $22 as of December 31, 2007, 2006 and 2005, respectively, on the deferred funds as compensation expense.

Assumptions Utilized on Actuarial Calculations

Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	%	%	%	%	%	%
Discount rate	6.00	5.75	6.00	6.00	5.75	6.00
Expected return on plan assets	8.00	8.00	8.00	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A

Benefit obligation for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	%	%	%	%
Discount rate	6.50	6.00	6.50	6.00
Rate of compensation increase	4.00	4.00	N/A	N/A

In 2006, San Jose Water Company utilized each plan’s projected benefit stream in conjunction with the “above the median” Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date. In 2007, San Jose Water Company determined that the Citigroup Pension Discount Curve was appropriate due to the fact that it is more representative of the AA market discount rates and therefore is more applicable to the discounting of pension liabilities. As a result of San Jose Water Company using the Citigroup Pension Discount Curve instead of the “above the median” Citigroup Pension Discount Curve, San Jose Water Company used a discount rate of 6.50% instead of 6.75% in calculating the pension and other postretirement liabilities as of December 31, 2007. The impact of utilizing the 6.50% discount rate is that the benefit liability increased by $2,300 as of December 31, 2007 and the 2008 net periodic benefit cost increased by $240.

Generally, it is expected of the Investment Manager that the performance of the Pension Plan Fund, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. As stated earlier, since the Pension Plan's inception in 1984, the plan has achieved 11.70% return on their investments while the applicable benchmark was 11.12% for the same period. In 2007, the Investment Manager, following the required investment guidelines, achieved a 6.86% return on their investments, while the applicable benchmark was 5.91% for the same period.

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

Net Periodic Pension Costs

Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost
Service cost	$2,282	2,113	1,919	$193	172	134
Interest cost	3,946	3,525	3,277	328	306	276
Expected return on assets	(3,445)	(2,997)	(2,756)	(97)	(79)	(66)
Amortization of transition obligation	—	—	40	57	57	57
Amortization of prior service cost	451	467	478	166	173	158
Recognized actuarial loss	802	955	630	—	—	—
Net periodic benefit cost	$4,036	4,063	3,588	$647	629	559

Reconciliation of Funded Status

For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The actuarial present value of benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$65,992	61,135	$5,608	5,121
Service cost	2,282	2,113	193	172
Interest cost	3,946	3,525	328	306
Amendments	—	—	—	—
Actuarial (gain) loss	(3,690)	1,428	(407)	215
Benefits paid	(2,384)	(2,209)	(205)	(206)
Benefit obligation at end of year	$66,146	65,992	$5,517	5,608
Change in Plan Assets
Fair value of assets at beginning of year	$43,939	36,776	$1,124	898
Actual return on plan assets	2,699	4,433	52	39
Employer contributions	2,301	4,939	362	343
Benefits paid	(2,384)	(2,209)	(120)	(156)
Fair value of plan assets at end of year	46,555	43,939	1,418	1,124
Funded status	$(19,591)	(22,053)	$(4,099)	(4,484)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Amounts recognized in statement of financial position consist of:
Noncurrent assets	—	—	—	—
Current liabilities	$333	239	—	—
Noncurrent liabilities	19,258	21,814	$4,099	4,484
Net amount recognized	$19,591	22,053	$4,099	4,484

The actual amount recognized in accumulated other comprehensive income for the year ended December 31, 2005 was $6,187. The 2007, 2006 and 2005 information shown in the table below were presented on a pro forma basis for comparison purposes only following the requirements of FASB Statement No. 158 (“Statement 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.”

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Unrecognized net loss	$12,407	16,153	17,116	$444	826	588
Unrecognized prior service cost	3,035	3,486	3,953	1,866	2,017	2,168
Unrecognized transition obligation	—	—	—	227	283	340
Total amounts recognized in accumulated other comprehensive income	$15,442	19,639	21,069	$2,537	3,126	3,096

Upon implementation of Statement 158, San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans. The following table summarizes the change in regulatory assets:

	2007	2006
Funded status of obligation	$23,690	26,537
Accrued benefit cost	(5,711)	(3,790)
Amount to be recovered in future rates	17,979	22,747
Tax gross-up	12,370	15,663
Regulatory asset	$30,349	38,410

The estimated amortization for the year ended December 31, 2008 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$389	—
Amortization of loss	470	—
Total	$859	—

Plan Assets

Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Fair value of assets at end of year:
Debt securities	$18,120	15,673	—	199
	38.9%	35.6%	—	17.8%
Equity securities	$27,731	26,107	—	—
	59.6%	59.4%	—	—
Cash and equivalents	$704	2,159	$1,418	925
	1.5%	5.0%	100%	82.2%
Total	$46,555	43,939	$1,418	1,124

In 2008, San Jose Water Company expects to make a contribution of $3,000 and $400 to the pension plan and other post retirement benefit plan, respectively.

Benefits expected to be paid in the next five years are:

	Pension Plan	Other Postretirement Benefit Plan
2008	$2,557	$220
2009	2,732	228
2010	2,971	246
2011	3,317	273
2012	3,607	313
2013 – 2017	23,989	2,068

Note 12. Long-Term Incentive Plan and Share-Based Payments

Common Shares

SJW Corp. has a Long-Term Stock Incentive Plan ("the Incentive Plan"), which has 1,800,000 common shares reserved for issuance. In 2007, the Incentive Plan included terms allowing non-employee directors of SJW Corp. to receive awards, authorizing the plan administrator to grant stock appreciation rights, and listing the performance criteria for performance shares. In addition, the Incentive Plan allows SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. A participant in the Incentive Plan generally may not receive Incentive Plan awards covering an aggregate of more than 600,000 common shares in any calendar year. Additionally, awards granted under the Incentive Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. In addition, shares are issued under the Employee Stock Purchase Plan (ESPP). As of December 31, 2007, 2006 and 2005, 87,700, 20,001 and 18,062 shares have been issued pursuant to the Incentive Plan, and 367,404, 400,659 and 372,382 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2007, 2006 and 2005, respectively. The remaining shares available for issuance under the Incentive Plan are 1,344,896, 1,379,340, and 1,409,556 for the years ended 2007, 2006 and 2005, respectively.  The total compensation costs charged to income under the Incentive Plan were $655, $436 and $1,244 for 2007, 2006 and 2005, respectively.

Stock Options

SJW Corp. has adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (Statement 123R) since 2006, for all existing and new share-based compensation plans in accordance with the modified prospective transition method. Previously, SJW Corp. followed SFAS 123, Accounting for Stock-Based Compensation (Statement 123), in accounting for its share-based compensation plans. To estimate the fair value of options at grant date as the basis for the stock-based compensation awards, SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Further, as required under Statement 123R, SJW Corp. now estimates forfeitures for the share-based awards that are not expected to vest. Changes in these inputs and assumptions can affect the measure of estimated fair value of our share-based compensation. The weighted average assumptions utilized include:

	2007	2006	2005
Expected dividend yield	N/A	N/A	2.60%
Expected volatility	N/A	N/A	24.30%
Risk-free interest rate	N/A	N/A	3.67%
Expected holding period in years	N/A	N/A	5

Awards in the form of stock option agreements under the Incentive Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% rate on each annual date over four years and are exercisable over a 10 year period. No options were granted for the years ending December 31, 2007 and 2006, and 57,484 shares were granted during the year 2005, out of which 836 shares were forfeited due to an employee’s employment termination with SJW Corp. in December 2005. For the years ended 2007 and 2006, options covering 45,794 and 1,858 shares of common stock and options covering 5,849 and 81 shares of common stock from vested dividend equivalent rights were exercised.  In 2005, 1,060 option shares were issued upon exercise of options.

SFAS 123R requires the cash flows resulting from the tax benefits for tax deduction in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the years ended December 31, 2007 and December 31, 2006, total cash received on exercise of options amounted to $1,072 and $36 and the tax benefit realized from stock options exercised amounted to $395 and $10. Shares subject to outstanding options under the Incentive Plan were 116,348, 162,142 and 165,902 as of December 31, 2007, 2006 and 2005, respectively.

For the year ended 2007, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options.  SJW Corp. has recognized share-based compensation expense of $105, $130 and $121 for the stock options granted under the Incentive Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock Options

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2005	109,478	$14.41	8.60	$415,478
Granted	57,484	$20.08	—	—
Exercised	(1,060)	$14.00	—	—
Forfeited	—	—	—	—
Outstanding as of January 1, 2006	165,902	$16.38	8.20	$1,056,796
Granted	—	$—	—	—
Exercised	(1,858)	$14.12	—	—
Forfeited	(1,902)	—	—	—
Outstanding as of January 1, 2007	162,142	$16.40	7.18	$3,624,737
Granted	—	—	—	—
Exercised	(45,794)	$14.13	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2007	116,348	$17.30	6.49	$2,020,924
Options exercisable at December 31, 2007	75,249	$16.66	6.32	$1,355,502
Range of exercise prices		$14.00-27.69
Weighted-average fair value of options granted during the year	—	—	—	—

A summary of the status of SJW Corp.’s nonvested stock options as of December 31, 2007 and changes during the three years ended December 31, 2007, are presented below:

	Shares	Weighted Grant- Date Fair Value
Nonvested as of January 1, 2005	95,556	$2.63
Granted	57,484	$1.29
Vested	(27,500)	$2.64
Forfeited	—	—
Nonvested as of January 1, 2006	125,540	$2.02
Granted	—	—
Vested	(41,272)	$2.19
Forfeited	(1,902)	$1.46
Nonvested as of January 1 2007	82,366	$1.95
Granted	—	—
Vested	(41,267)	$3.16
Forfeited	—	—
Nonvested as of December 31, 2007	41,099	$3.65

As of December 31, 2007, total unrecognized compensation costs related to stock options amounted to $69. These costs are expected to be recognized over a weighted-average period of 1.19 years.

Restricted Stock and Deferred Restricted Stock Plans

Under SJW Corp.’s Restricted Stock and Deferred Restricted Stock Program, SJW Corp. granted deferred restricted stock units to non-employee Board members in 2007. In addition, SJW Corp.’s Deferral Election Program, as amended on June 1, 2006 (the “Deferral Program”), also includes meeting fees earned for the 2007 calendar year to be deferred into deferred restricted stock units.  Previously, only retainer fees were allowed to be deferred under the Deferral Program. Such retainer fees and meeting fees are collectively referred to as the “Annual Service Fees.” The number of shares of each annual deferred restricted stock award is equal to the annual service fee as of the date of grant divided by (i) the fair market value of SJW Corp.’s common stock on the date of grant under the Stock Program or (ii) the fair market value of SJW Corp.’s common stock as of the last business day of the year under the Deferral Program.

On January 2, 2007, 7,742 deferred restricted stock units were granted to non-employee Board members, out of which 2,052 deferred restricted stock units were forfeited due to the retirement of a non-employee board member.

On April 27, 2007, a non-employee Board member retired from the Board of Directors and accordingly 11,331 shares of common stock were distributed upon his retirement.  Additionally, SJW Corp. paid cash in the amount of $1 to settle the dividend equivalent rights earned for those shares with a lump-sum payment arrangement.  The tax benefit realized from the stock issuance was $96.

On January 25, 2007, a total of 21,000 restricted and deferred restricted stock units were granted to a key employee of SJW Corp., of which 7,000 restricted stock units vest upon the achievement of certain market conditions related to the Company’s common stock.

On January 30, 2007, the first installment of restricted stock units for 3,500 shares, granted to a key employee of SJW Corp. in 2006 were vested, and the additional tax benefit realized from the stock issuance was $21.

On December 29, 2007, the first annual installment of restricted stock units for 1,225 shares, granted to several executives of SJW Corp. in 2006, were vested, and the tax deduction available from realizing the stock issuance was less than the deferred tax asset previously recognized by $2.

As of December 31, 2007, 2006, and 2005, SJW Corp. has recognized an aggregate share-based compensation expense of $330, $81 and $468, respectively, related to restricted and deferred restricted stock awards to the employees. As of December 31, 2007, 2006, and 2005, SJW Corp. has recognized an aggregate share-based compensation expense of $221, $225 and $458, respectively, related to restricted and deferred restricted stock awards to the non-employee Board members of SJW Corp.

Restricted and Deferred Restricted Stock

	Units	Weighted- Average Issue Price
Outstanding as of January 1, 2005	196,240	$14.16
Issued	5,936	$22.83
Exercised	(7,990)	$19.13
Forfeited	—	—
Outstanding as of January 1, 2006	194,186	$14.28
Issued	23,646	$27.15
Exercised	—	—
Forfeited	—	—
Outstanding as of January 1, 2007	217,832	$15.68
Issued	28,742	$32.29
Exercised	(15,308)	$19.55
Forfeited	(2,052)	$38.76
Outstanding as of December 31, 2007	229,214	$17.36
Shares vested as of December 31, 2007	194,037	$15.13

A summary of the status of SJW Corp.’s nonvested restricted and deferred restricted stock plans as of December 31, 2007, and changes during the three year period ended December 31, 2007, are presented below:

	Units	Weighted Grant-Date Fair Value
Nonvested as of January 1, 2005	102,276	$7.63
Granted	5,936	$18.20
Vested	(58,535)	$14.53
Nonvested as of January 1, 2006	49,677	$14.12
Granted	23,646	$27.15
Vested	(54,421)	$14.87
Nonvested as of January 1, 2007	18,902	$28.25
Granted	28,742	$32.29
Vested	(10,415)	$38.76
Forfeited	(2,052)	$38.76
Nonvested as of December 31, 2007	35,177	$29.64

As of December 31, 2007, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $765. This cost is expected to be recognized over a weighted-average period of 2.20 years.

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

As of December 31, 2007, 2006 and 2005, a cumulative of 29,050, 21,296 and 12,722 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively.  For the years ended December 31, 2007 and 2006, $223 related to dividend equivalent rights was recorded against retained earnings and were accrued as a liability. For the year ended December 31, 2005, $197 related to dividend equivalent rights were recorded as compensation expense and were accrued as a liability.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of SJW Corp’s common stock at 85% of the fair market value of shares on the purchase date.  Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 270,400 shares of common stock have been reserved for issuance under the ESPP.

Since its inception, there have been three purchase intervals.  As of December 31, 2007 and 2006, a total of 14,741 and 8,948 shares have been issued under the ESPP.  The ESPP has no look-back provisions.  As of December 2007 and 2006, cash received from employees towards the ESPP amounted to $424 and $179, respectively.

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2007 and 2006, SJW Corp. recorded expense of $74 and $61 related to the ESPP.

As of December 31, 2007, total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2008, for the ESPP is approximately $6. This cost is expected to be recognized during the first quarter of 2008.

Note 13. Sale of Real Estate Investments

On September 30, 2005, SJW Land Company sold 2.6 acres of property located at Reservoir Road, Los Gatos, California for $4,200. SJW Corp. recognized a gain on sale of real estate investment of $1,095, net of tax of $761. In November 2005, SJW Land Company reinvested the proceeds by purchasing an income-producing property in Texas at a purchase price of $4,690.

On January 20, 2006, SJW Land Company and San Jose Water Company sold approximately one acre of property and a building for $2,850. SJW Corp. recognized a gain on the sale of the property of approximately $1,535, net of tax of approximately $1,056. On February 1, 2006, San Jose Water Company reinvested the proceeds by purchasing utility property at a purchase price of $2,668.

On December 15, 2006, SJW Land Company sold a 2.2 acre property and a 4.5 acre property located in San Jose, California for an aggregate purchase price of $32,500. SJW Corp. recognized a gain on sale of real estate investment of $14,820, net of tax of $10,192. On February 9, 2007, SJW Land Company reinvested the proceeds from the sale of real estate investment by purchasing approximately 54 acres of real estate investment property with an office and distribution facilities in Knoxville, Tennessee for approximately $47,625.

Note 14. Nonregulated Businesses

The business activities of SJW Corp. consist primarily of its subsidiaries, San Jose Water Company, a public utility regulated by the CPUC that operates within a service area approved by the CPUC, and Canyon Lake Water Service Company, which is regulated by the TCEQ. Included in total operating revenue and operating expenses are the nonregulated business activities of SJW Corp. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water System, lease operations of several commercial buildings and properties of SJW Land Company, and the sale and rental of water conditioning and purification equipment of Crystal Choice Water Service LLC, until January 31, 2007 (see Note 15). The following tables represent the distribution of regulated and nonregulated business activities for the 12 months ended 2007, 2006 and 2005:

	December 31, 2007
	Regulated	Non Regulated	Total
Revenue	$195,444	11,157	206,601
Expenses	169,062	7,786	176,848
Operating income	$26,382	3,371	29,753

	December 31, 2006
	Regulated	Non Regulated	Total
Revenue	$179,765	9,473	189,238
Expenses	149,990	7,695	157,685
Operating income	$29,775	1,778	31,553

	December 31, 2005
	Regulated	Non Regulated	Total
Revenue	$171,633	8,472	180,105
Expenses	144,278	6,810	151,088
Operating income	$27,355	1,662	29,017

Note 15. Segment Reporting

SJW Corp. is a holding company with three subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”) and (iii) SJWTX, Inc. doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas. The operating results of SJW Corp. include Crystal Choice Water Service LLC, a business providing the sale and rental of water conditioning and purification equipment which was sold on January 31, 2007 and subsequently liquidated in August 2007. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers, provided through SJW Corp.’s subsidiaries, the Water Utility Services. The second segment is property management and investment activity conducted by SJW Land Company, the Real Estate Services.

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

	For twelve months ended December 31, 2007
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.
Operating revenue	$200,004	6,486	111	206,601
Operating expense	172,698	2,994	1,156	176,848
Net income	17,339	1,843	141	19,323
Depreciation and amortization	21,255	1,592	7	22,854
Interest expense	11,044	1,847	118	13,009
Income tax expense in operations income (loss)	11,767	1,081	(299)	12,549
Assets	$641,823	84,707	40,796	767,326

	For twelve months ended December 31, 2006
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.
Operating revenue	$183,809	4,317	1,112	189,238
Operating expense	153,199	2,403	2,083	157,685
Net income (loss)	22,571	16,104	(94)	38,581
Depreciation and amortization	20,389	831	79	21,299
Interest expense	9,888	1,225	12	11,125
Income tax expense in operations income (loss)	14,940	887	(529)	15,298
Assets	$591,803	70,856	43,883	706,542

	For twelve months ended December 31, 2005
	Water Utility Services	Real Estate Activities	All Other*	SJW Corp.
Operating revenue	$175,524	3,324	1,257	180,105
Operating expense	147,244	1,686	2,158	151,088
Net income	20,781	841	218	21,840
Depreciation and amortization	18,942	640	72	19,654
Interest expense	9,300	899	(6)	10,193
Income tax expense in operations income (loss)	14,878	287	(392)	14,773
Assets	$504,618	38,116	44,975	587,709

________________________

*	The ‘‘All Other’’ category includes Crystal Choice Water Service LLC, which was sold and liquidated in 2007 and, without regard to its subsidiaries, SJW Corp.

Note 16. Unaudited Quarterly Financial Data

Summarized quarterly financial data is as follows:

	2007 Quarter Ended
	March	June	September	December
Operating revenue	$39,017	55,135	64,847	47,602
Operating income	4,409	8,060	10,731	6,553
Net income	2,122	5,406	8,011	3,784
Comprehensive income	772	4,867	8,653	2,830
Earnings per share:
—Basic	0.12	0.30	0.44	0.21
—Diluted	0.11	0.29	0.43	0.20
Market price range of stock:
—High	43.00	40.10	38.80	38.50
—Low	33.74	28.48	28.19	31.62
Dividend per share	0.15	0.15	0.15	0.15

	2006 Quarter Ended
	March	June	September	December
Operating revenue	$33,741	47,873	63,119	44,504
Operating income	4,781	8,637	11,401	6,734
Net income	4,203	6,471	8,858	19,050
Comprehensive income	8,629	429	9,630	24,975
Earnings per share:
—Basic	0.23	0.35	0.48	1.04
—Diluted	0.23	0.35	0.48	1.03
Market price range of stock:
—High	26.85	26.30	31.20	39.50
—Low	22.75	21.56	25.01	28.89
Dividend per share	0.14	0.14	0.14	0.14

SJW CORP.
FINANCIAL STATEMENT SCHEDULE

Schedule II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2007 and 2006

Description	2007	2006
Allowance for doubtful accounts:
Balance, beginning of period	$176,686	160,000
Charged to expense	286,038	242,883
Accounts written off	(305,052)	(247,754)
Recoveries of accounts written off	38,179	21,557
Balance, end of period	$195,851	176,686
Reserve for litigation and claims:
Balance, beginning of period	$170,000	542,905
Charged to expense	255,365	150,073
Revision to accrual, due to settlements	(38,439)	(482,413)
Payments	(115,104)	(40,565)
Balance, end of period	$271,822	170,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Corporation’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Corporation believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

SJW Corp.’s management is responsible for establishing and maintaining an adequate internal control structure over financial reporting and for an assessment of the effectiveness of internal control over financial reporting, as such items are defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has utilized the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of internal control over financial reporting.

The Corporation’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Based on this assessment, management has concluded SJW Corp.’s internal control over financial reporting as of December 31, 2007 is effective based on the criteria established by COSO.

KPMG LLP has audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. Their report is included in Item 8 of this Report.

Changes in Internal Controls

There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I of this report, and the remainder is contained in SJW Corp.’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on April 30, 2008 (the “2008 Proxy Statement”) under the captions “Proposal No. 1 - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Ethics

SJW Corp. has adopted a code of ethics that applies to SJW Corp.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the code of ethics is available at the Corporation's website at http://www.sjwater.com. SJW Corp. intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.

Corporate Governance Guidelines and Board Committee Charters

The Corporate Governance Guidelines and the charters for the board committees—the Audit Committee,  Executive Compensation Committee, Real Estate Committee, and Nominating & Governance Committee—are available at the Corporation’s website at http://www.sjwater.com. Shareholders may also request a free hard copy of the Corporate Governance Guidelines and the charters from the following address and phone number:

SJW Corp.
374 West Santa Clara Street
San Jose, CA 95113
Attn: Corporate Secretary
Phone: 800-250-5147

In 2007, SJW Corp. submitted an Annual CEO Certification to the New York Stock Exchange (“NYSE”), dated May 8, 2007 as required by Section 303A.12(a) of the NYSE Listed Company Manual.

The Corporation is filing as an exhibit to this Form 10-K for the year ended December 31, 2007, certifications pursuant to Sarbanes-Oxley Action Section 302 regarding the quality of the Company’s public disclosure.

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

The information required by this item is contained in the 2008 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the 2008 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction and Director Independence

The information required by this item is contained in the 2008 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the 2008 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(a)(3) Exhibits required to be filed by Item 601 of Regulation S-K.

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

3.2
Certificate of Amendment of the Restated Articles of Incorporation of SJW Corp., as filed with the Secretary of State of the State of California on February 22, 2006. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 27, 2006.

3.3	By-Laws of SJW Corp., as amended on April 26, 2007. (1)

4	Instruments Defining the Rights of Security Holders, including Indentures:

No current issue of the registrant's long-term debt exceeds 10 percent of its total assets.  SJW Corp. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of unregistered senior and subordinated debt of the company.

10	Material Contracts:

10.1
Water Supply Contract, dated January 27, 1981, between San Jose Water Works and the Santa Clara Valley Water District, as amended.  Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

10.2
Registration Rights Agreement, entered into as of December 31, 1992, among SJW Corp., Roscoe Moss, Jr. and George E. Moss.  Incorporated by reference to Exhibit 2.1 to Form 10-K for the year ended December 31, 2003.

10.3
Limited Partnership Agreement of 444 West Santa Clara Street, L.P., entered into as of September 2, 1999, between SJW Land Company and Toeniskoetter & Breeding, Inc. Development.  Incorporated by reference to Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 1999.

10.4
Resolution for Directors' Retirement Plan adopted by SJW Corp. Board of Directors as amended on September 22, 1999.  Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended September 30, 1999. (2)

10.5
Resolution for Directors' Retirement Plan adopted by San Jose Water Company's Board of Directors as amended on September 22, 1999.  Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended September 30, 1999.  (2)

10.6
Resolution for Directors' Retirement Plan adopted by SJW Land Company Board of Directors on September 22, 1999.  Incorporated by reference to Exhibit 10.17 to Form 10-Q for the quarter ended September 30, 1999.  (2)

10.7	San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective as of January 1, 2008. (1) (2)

10.8	SJW Corp. Executive Severance Plan, as amended and restated effective as of January 1, 2008. (1) (2)

10.9	SJW Corp. Long-Term Incentive Plan, as amended on January 31, 2006. Incorporated by reference to Appendix B to the Proxy Statement filed on March 13, 2006. (2)

10.10	Chief Executive Officer Employment Agreement, as restated on June 27, 2003. Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.11	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.12	Chief Executive Officer SERP Deferred Restricted Stock Award, as restated on June 27, 2003. Incorporated by reference to Exhibit 10.23 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.15	Form of Stock Option Dividend Equivalent Rights Agreement, as amended and restated effective as of January 1, 2005, and further amended on January 1, 2008. (1) (2)

10.16	Form of Stock Option Dividend Equivalent Rights Agreement (for new options). (1) (2)

10.17
Form of Service-based Vesting Restricted Stock Unit Issuance Agreement (without dividend equivalent rights). Incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2006. (2)

10.18
Form of Service-based Vesting Restricted Stock Unit Issuance Agreement (with dividend equivalent rights). Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2006. (2)

10.19	Form of Performance-based Vesting Restricted Stock Unit Issuance Agreement. Incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2006. (2)

10.20	Form of Service-based Vesting Restricted Stock Unit Issuance Agreement (for awards after December 31, 2007). (1) (2)

10.21	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective as of December 6, 2007. (1) (2)

10.22	SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated on January 30, 2006 and as further amended on June 1, 2006 and December 6, 2007. (1) (2)

10.23	SJW Corp. Amended and Restated Director Compensation and Expense Reimbursement Policies, effective as of January 1, 2008. (1) (2)

10.24	San Jose Water Company Special Deferral Election Plan, as amended and restated effective as of January 1, 2008. (1) (2)

10.25	Form of Letter Amendment to SJW Corp. Director Pension Plan. (1) (2)

10.26	Chief Executive Officer Restricted Stock Unit Issuance Agreement, dated January 30, 2006. Incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 2005. (2)

10.27
Asset Purchase Agreement by and between SJWTX, Inc. to purchase the assets of Canyon Lake Water Supply Corporation, a Texas nonprofit water supply corporation, dated October 4, 2005.  Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ending September 30, 2005.  (2)

21.1	Subsidiaries of SJW Corp. filed as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2002.

23	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.

(2)       Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJW CORP.

Date:	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER,
Chairman, Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	By	/s/ W. Richard Roth
W. RICHARD ROTH,
President, Chief Executive Officer and
Member, Board of Directors

Date:	By	/s/ Angela Yip
ANGELA YIP,
Chief Financial Officer and Treasurer

Date:	By	/s/ Andrea J. Elliott
ANDREA J. ELLIOTT,
Controller

Date:	By	/s/ Mark L. Cali
MARK L. CALI,
Member, Board of Directors

Date:	By	/s/ J. Philip DiNapoli
J. PHILIP DINAPOLI,
Member, Board of Directors

Date:	By	/s/ Douglas R. King
DOUGLAS R. KING,
Member, Board of Directors

Date:	By	/s/ George E. Moss
GEORGE E. MOSS,
Member, Board of Directors

Date:	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER,
Member, Board of Directors

Date:	By	/s/ Frederick R. Ulrich, Jr.
FREDERICK R. ULRICH, JR.
Member, Board of Directors

Date:	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER,
Member, Board of Directors