Form 10-Q
period 2008-03-31
SJW CORP
filed 2008-05-08
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008
Commission file number	1-8966

SJW Corp.

(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 W. Taylor Street, San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)

408-279-7800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of April 18, 2008 are 18,382,246.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(UNAUDITED)
(in thousands, except share and per share data)

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
OPERATING REVENUE	$41,253	$39,017
OPERATING EXPENSE:
Operation:
Purchased water	6,996	9,326
Power	1,066	912
Groundwater extraction charges	5,416	3,566
Total production costs	13,478	13,804

Administrative and general	5,839	5,790
Other	3,683	3,621
Maintenance	3,044	2,792
Property taxes and other nonincome taxes	1,590	1,582
Depreciation and amortization	6,063	5,613
Income taxes	1,786	1,406
Total operating expense	35,483	34,608
OPERATING INCOME	5,770	4,409
OTHER (EXPENSE) INCOME:
Interest on senior notes	(3,052)	(2,740)
Mortgage and other interest expense	(575)	(451)
Dividends	322	319
Other, net	253	585
NET INCOME	2,718	2,122
Other comprehensive income (loss):
Unrealized income (loss) on investment	1,243	(2,288)
Less: income taxes related to other comprehensive income (loss)	(510)	938
Other comprehensive income (loss) net:	733	(1,350)
COMPREHENSIVE INCOME	3,451	$772
EARNINGS PER SHARE
Basic	$0.15	$0.12
Diluted	$0.15	$0.11
DIVIDENDS PER SHARE	$0.16	$0.15
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,377,497	18,300,260
Diluted	18,592,386	18,526,120

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	MARCH 31	DECEMBER 31
	2008	2007
ASSETS
Utility plant:
Land	$5,704	$5,695
Depreciable plant and equipment	793,524	778,277
Construction in progress	23,572	24,298
Intangible assets	8,040	8,040
	830,840	816,310

Less accumulated depreciation and amortization	259,489	255,025

	571,351	561,285

Real estate investment	88,029	88,029
Less accumulated depreciation and amortization	4,253	3,834

	83,776	84,195

CURRENT ASSETS:
Cash and cash equivalents	1,715	2,354
Accounts receivable:
Customers, net of allowances for uncollectible accounts	10,762	10,390
Income tax	—	2,557
Other	1,384	1,222
Accrued unbilled utility revenue	11,580	12,654
Materials and supplies	816	782
Prepaid expenses	1,377	1,632

	27,634	31,591

OTHER ASSETS:
Investment in California Water Service Group	41,963	40,720
Unamortized debt issuance and reacquisition costs	3,302	3,345
Regulatory assets	44,712	44,712
Other	1,573	1,478

	91,550	90,255

	$774,311	$767,326

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)
(in thousands, except share and per share data)

	MARCH 31	DECEMBER 31
	2008	2007
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,382,246 shares on March 31, 2008 and 18,311,741 in 2007	$9,574	$9,564
Additional paid-in capital	19,336	18,723
Retained earnings	195,038	195,331
Accumulated other comprehensive income	14,050	13,316
Total shareholders’ equity	237,998	236,934

Long-term debt, less current portion	217,186	216,312

	455,184	453,246

CURRENT LIABILITIES:
Line of credit	10,000	5,000
Current portion of long-term debt	675	622
Accrued groundwater extraction charges and purchased water	4,845	5,595
Purchased power	386	514
Accounts payable	6,697	9,268
Accrued interest	3,349	4,522
Accrued taxes	2,597	791
Accrued payroll	2,200	2,583
Other current liabilities	3,448	4,059
	34,197	32,954

DEFERRED INCOME TAXES	74,924	74,643
UNAMORTIZED INVESTMENT TAX CREDITS	1,720	1,735
ADVANCES FOR CONSTRUCTION	76,654	74,518
CONTRIBUTIONS IN AID OF CONSTRUCTION	101,136	100,649
DEFERRED REVENUE	1,293	1,313
POSTRETIREMENT BENEFIT PLANS	24,343	23,357
OTHER NONCURRENT LIABILITIES	4,860	4,911
COMMITMENTS AND CONTINGENCIES	—	—

	$774,311	$767,326

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED MARCH 31
	2008	2007
OPERATING ACTIVITIES:
Net income	$2,718	$2,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,063	5,613
Deferred income taxes	266	(1,259)
Share-based compensation	138	208
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	540	835
Accounts payable, purchased power and other current liabilities	(1,360)	(2,112)
Accrued groundwater extraction charges and purchased water	(752)	727
Accrued taxes	4,362	2,413
Accrued interest	(1,174)	(1,044)
Accrued payroll	(382)	(758)
Prepaid expenses and materials and supplies	221	436
Postretirement benefits	986	1,070
Other noncurrent assets and noncurrent liabilities	(522)	1,531
Other changes, net	163	805
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,267	10,587

INVESTING ACTIVITIES:
Additions to utility plant	(18,692)	(14,575)
Additions to real estate investment	—	(48,245)
Cost to retire utility plant, net of salvage	(56)	(71)
Sale proceeds held in trust account	—	31,261

NET CASH USED IN INVESTING ACTIVITIES	(18,748)	(31,630)

FINANCING ACTIVITIES:
Borrowings from line of credit	5,900	5,300
Repayments of line of credit	(900)	(20,800)
Long-term borrowings	1,069	33,500
Repayments of long-term borrowings	(143)	(154)
Dividends paid	(2,964)	(2,766)
Exercise of stock options and similar instruments	428	715
Tax benefits realized from share options exercised	58	217
Receipts of advances and contributions in aid of construction	3,753	4,393
Refunds of advances for construction	(359)	(459)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,842	19,946
NET CHANGE IN CASH AND CASH EQUIVALENTS	(639)	(1,097)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,354	3,788

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,715	$2,691
Cash paid during the period for:
Interest	$4,976	$4,358
Income taxes	(1,912)	(1,443)
Supplemental disclosure of non-cash activities:
Decrease in accrued payables for additions to utility plant	(1,939)	(1,301)
Amortization of debt issuance costs	46	46

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(in thousands, except share and per share data)

Note 1.    General

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the results for the interim periods. These adjustments consist only of normal recurring adjustments.

The Notes to Consolidated Financial Statements in SJW Corp.’s 2007 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by residential customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater, and lower in the winter when cooler temperatures and increased rainfall curtail water usage and sales.

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

For the three months ended March 31, 2008 and 2007, the basic weighted average number of common shares was 18,377,497 and 18,300,260, respectively. For the three months ended March 31, 2008 and 2007, the diluted weighted average number of common shares was 18,592,386 and 18,526,120, respectively. As of March 31, 2008, 13,011 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurements. The FASB has also issued FASB Staff Positions (“FSP”) 157-1 and 157-2.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement.  FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SJW Corp.’s partial adoption of SFAS 157 did not have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. SJW Corp. has adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value. SJW Corp.’s adoption of SFAS 159 did not have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

Note 2.     Long-Term Incentive Plan and Share-Based Payments

Common Shares

On January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.

As of March 31, 2008, SJW Corp.’s Incentive Plan allows non-employee directors of SJW Corp. to receive awards, authorizes the plan administrator to grant stock appreciation rights, and lists the performance criteria for performance shares. In addition, the Incentive Plan allows SJW Corp. to provide key employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. In addition, shares are issued under the Employee Stock Purchase Plan (“ESPP”). The remaining shares available for issuance under the Incentive Plan are 1,316,819. As of March 31, 2008, 381,486 are issuable upon the exercise of outstanding options, restricted stock units and deferred stock units. The total compensation cost charged to income under the Incentive Plan for the three months ended March 31, 2008 and 2007, was $138 and $208, respectively.

SJW Corp. utilizes the Black-Scholes option-pricing model to determine the fair value of stock options and ESPP awards under SFAS 123R. The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term, expected dividend yield and interest rates. The expected volatility for both stock options and ESPP awards is estimated by historical stock price volatility over the estimated expected term of SJW Corp.’s share-based awards. The expected term of SJW Corp.’s share-based awards are based on historical experience.

Stock Options

No options were granted during the three months ending March 31, 2008 and 2007.

For the three months ended March 31, 2008, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. SJW Corp. has recognized share-based compensation expense for the stock options granted under the Incentive Plan of $14 and $33 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, total unrecognized compensation costs related to stock options amounted to $54. These costs are expected to be recognized over a weighted average period of 1.0 year.

SFAS 123R requires the cash flows resulting from the tax benefits for deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the three months ended March 31, 2008 and 2007, total cash received on exercise of options amounted to $71 and $494, respectively, and the excess tax benefits realized from stock options exercised amounted to $19 and $196, respectively.

Deferred Restricted Stock and Deferral Election Programs and Restricted Stock Awards

Under SJW Corp.’s Deferred Restricted Stock Program, SJW Corp. granted deferred restricted stock units to non-employee Board members. Such program was amended effective January 1, 2008. As a result of that amendment, no new awards of deferred restricted stock units will be made under the Deferred Restricted Stock Program with respect to service after December 31, 2007. In addition, SJW Corp.’s Deferral Election Program (the “Deferral Program”) , as amended, includes retainer fees and meeting fees earned for the calendar year 2007 to be deferred into deferred restricted stock units. Prior to 2007, only retainer fees were allowed to be deferred under the Deferral Program. The retainer fees and meeting fees are collectively referred to as the “Annual Service Fees.” For any post-2007 calendar year, the Annual Service Fees that are deferred will be credited as a dollar amount to a deferred election account, and will no longer be deferred into deferred restricted stock units.

On January 2, 2008, 7,258 restricted stock units were granted to several executives of SJW Corp.  These units will vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights.  The restricted stock units were valued at a market price of $33.75 per share at the date of grant.  Share-based compensation expense is being recognized at grant date fair value of $31.32 per unit over the vesting period beginning in 2008. The grant date fair value is the market price reduced by the present value of the expected dividend stream during the 4-year period.

On January 30, 2008, 1,041 restricted stock units were granted to an executive of SJWTX, Inc, under the Incentive Plan.  These units will vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights.  The restricted stock units were valued at a market price of $28.80 per share at the date of grant.  Share-based compensation expense is being recognized at grant date fair value of $26.35 per unit over the vesting period beginning in 2008. The grant date fair value is the market price reduced by the present value of the expected dividend stream during the 4-year period.

As of March 31, 2008, a total of 21,000 restricted and deferred restricted stock units were awarded to a key employee of SJW Corp., of which 7,000 restricted stock units relate to performance attainment and are subject to shareholder approval at the 2008 Annual Shareholder meeting of the amended and restated Incentive Plan. Such approval has been obtained.

SJW Corp. has recognized an aggregate share-based compensation expense of $123 and $76 for the three months ended March 31, 2008 and 2007, respectively, related to restricted and deferred restricted stock awards to employees.   No share based compensation expense was recognized for the three months ended March 31, 2008, related to restricted and deferred restricted stock awards to non-employee Board members. SJW Corp. has recognized an aggregate share-based compensation expense of $99 for the three months ended March 31, 2007, related to restricted and deferred restricted stock awards to non-employee Board members. As of March 31, 2008, the total unrecognized compensation costs were $1,274. These costs are expected to be recognized over a weighted average period of 2.37 years.

For the three months ended March 31, 2008, the tax benefit realized from restricted stock units issuance amounted to $39.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards have the right to receive dividend equivalent rights (“DERs’”) each time a dividend is paid on common shares after the grant date. Stock compensation on DERs’ is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three months ended March 31, 2008 and 2007, $47 and $64, respectively, related to DERs’ were recorded against retained earnings and were accrued as a liability.

SJW Corp.’s Deferred Restricted Stock and Deferral Election Programs for non-employee Board members, were amended effective January 1, 2008, to allow the DERs’ with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs’ conversion into deferred restricted stock units will occur on the first business day in January 2018. Previously, no such time limitation was placed in the Deferral Election Program.

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

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp. recorded expense of $15 and $16 for the three months ended March 31, 2008 and 2007, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2008 for the ESPP is approximately $31. This cost is expected to be recognized during the second and third quarter of 2008.

Note 3.    Nonregulated Businesses

The regulated activities of SJW Corp. consist of its subsidiaries, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (“CPUC”), that operates within a service area approved by the CPUC, and Canyon Lake Water Service Company, which is regulated by the Texas Commission on Environmental Quality. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems and lease operations of several commercial buildings and properties of SJW Land Company. The following table represents the distribution of the regulated and nonregulated business activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$38,716	$2,537	$41,253	$36,575	$2,442	$39,017
Expenses	33,868	1,615	35,483	32,657	1,951	34,608
Operating income	$4,848	$922	$5,770	$3,918	$491	$4,409

Note 4.     Real Estate Investments

The major components of real estate investments as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

Land	$22,369	$22,369
Buildings and improvements	65,429	65,429
Intangibles	231	231
Subtotal	88,029	88,029
Less: accumulated depreciation and amortization	4,253	3,834
Total	$83,776	$84,195

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 5.    Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, Executive Supplemental Retirement Plan and other postretirement benefit plan for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007

Service cost	$568	$571
Interest cost	1,129	958
Other cost	276	413
Expected return on assets	(938)	(769)
Total	$1,035	$1,173

In 2008, SJW Corp. expects to make a contribution of $3,000 and $400 to the pension plan and other postretirement benefit plan, respectively.

Note 6.    Segment Reporting

SJW Corp. is a holding company with three subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”) and (iii) SJWTX, Inc. doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility related services to its customers, provided through SJW Corp.’s subsidiaries, San Jose Water Company and CLWSC, together referred to as the “Water Utility Services”. The second segment is property management and investment activity conducted by SJW Land Company, the “Real Estate Services”.

SJW Corp.’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.’s chief operating decision maker is its President and Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiaries.

The tables below set forth information relating to SJW Corp.’s reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of SJW Corp. not included in the reportable segments is included in the “All Other” category.

	Three Months Ended March 31, 2008
	Water Utility	Real Estate	All	SJW
	Services	Services	Other*	Corp.

Operating revenue	$39,576	1,677	—	41,253
Operating expense	34,538	748	197	35,483
Net income	2,242	402	74	2,718
Depreciation and amortization	5,643	420	—	6,063
Interest expense	3,055	527	45	3,627
Income tax expense (benefit) in operating income	1,613	253	(80)	1,786
Assets	$648,037	84,109	42,165	774,311

	Three Months Ended March 31, 2007
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	$37,486	1,420	111	39,017
Operating expense	33,379	757	472	34,608
Net income	1,530	543	49	2,122
Depreciation and amortization	5,303	303	7	5,613
Interest expense	2,819	372	—	3,191
Income tax expense (benefit) in operating income	1,104	361	(59)	1,406
Assets	$592,706	89,334	42,878	724,918

*The “All Other” category includes SJW Corp. without regard to its subsidiaries. Please refer to Notes to Consolidated Financial Statements in SJW Corp.’s 2007 Annual Report on Form 10-K.

Note 7.    Long-Term Liabilities

SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely, and are non-recourse to SJW Corp.

Note 8.    Adoption of Financial Accounting Standards Board Interpretation No. 48

SJW Corp. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,438 and $1,413 as of March 31, 2008 and 2007, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $676 and $650 as of March 31, 2008 and 2007, respectively.

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $77 and $72 as of March 31, 2008 and 2007, respectively. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $270 within the next 12 months following March 31, 2008 due to the lapsing statute of limitations. As of March 31, 2008, a total of $202 reduction was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2004 – 2007
California	2003 – 2007
Arizona	2006 – 2007
Connecticut	2003 – 2007
Florida	2003 – 2007
Tennessee	2007
Texas	2005 – 2007

Note 9.    Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurements. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1:                                                     Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:                                                     Quoted prices, other than quoted prices included in Level 1, that are observable for the assets or liabilities, either directly or indirectly.

Level 3:                                                     Inputs that are unobservable for the assets or liabilities.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as required by SFAS 157, as of March 31, 2008:

	Balance as of March 31, 2008	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$41,963	$41,963	—	—

Liabilities:
Postretirement Benefit Plans	$24,343	$24,343	—	—

The FASB has also issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. SJW Corp. has evaluated the impact of FSP 157-2 and has determined that it will not have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

Note 10.   Commitment

On April 17, 2006, San Jose Water Company entered into an agreement with Adobe Systems Incorporated (“Adobe”) for Adobe to purchase approximately one acre of property and buildings located in San Jose, California for a total purchase price of approximately $4,000. The agreement includes an option for San Jose Water Company to lease-back the buildings until June 2008. The transaction needs to be approved by the CPUC since the property and buildings are utility plant assets. On November 14, 2007, San Jose Water Company entered into a reverse exchange transaction for a property in San Jose, California, which will be the replacement property for the property that San Jose Water Company has entered into an agreement with Adobe to sell. If San Jose Water Company does not receive approval for the purchase by May 12, 2008, it will no longer have the ability to treat the transaction as a 1031 reverse exchange. Until the replacement property is available for use and the CPUC approves the purchase, the current building is not available for immediate sale and therefore will continue to be classified as a utility plant asset, rather than as an asset held-for-sale, in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

(in thousands, except share and per share data)

The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.’s Annual Report on Form 10-K for the year ended December 31, 2007.

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “plans,” “may,” “should,” “will,” and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and our most recent Form 10-K filed with the Securities and Exchange Commission (the “SEC”) under the item entitled “Risk Factors”, and in other reports SJW Corp. files with the SEC, specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

General:

SJW Corp. is a holding company with three subsidiaries.

San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to approximately 225,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution, and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and the cities of Campbell, Monte Sereno, Saratoga, and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations, billings and cash remittance services.

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

San Jose Water Company also has approximately 1,500 acres of nonutility property which has been identified as no longer used and useful in providing utility services. Approximately 16 acres of the nonutility property are located in the vicinity of the metropolitan San Jose area. The remaining properties are located in the hillside area adjacent to San Jose Water Company’s watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns the following properties:

Description	Location	Acreage	Square Footage	Percentage of SJW Land Company Revenue
2 Commercial buildings	San Jose, California	2	28,000	13%
Warehouse building	Windsor, Connecticut	17	170,000	11%
Warehouse building	Orlando, Florida	8	147,000	6%
Retail building	El Paso, Texas	2	14,000	5%
Warehouse building	Phoenix, Arizona	11	176,000	12%
Warehouse building	Knoxville, Tennessee	29	346,000	22%
Commercial building	Knoxville, Tennessee	15	148,000	31%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A

The California properties include a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a Variable Interest Entity within the scope of FASB Interpretation No. 46R (“FIN46R”), “Consolidation of Variable Interest Entities”, with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.

Canyon Lake Water Service Company (“CLWSC”) provides service to approximately 8,200 connections that serve approximately 36,000 residents in a service area comprising more than 78 square miles in the growing region between San Antonio and Austin, Texas.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of that Company’s outstanding shares as of March 31, 2008.

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

Critical Accounting Policies:

SJW Corp. has identified the accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on SJW Corp.’s business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect SJW Corp.’s reported and expected financial results. SJW Corp.’s critical accounting policies are as follows:

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition.”

Metered revenue of San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) include billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services estimates are determined. As of March 31, 2008 and December 31, 2007, accrued unbilled revenue was $11,580 and $12,654, respectively. Unaccounted-for water on a 12 month-to-date basis for March 31, 2008 and 2007 approximated 7.27% and 6.04%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the leases.

Recognition of Regulatory Assets and Liabilities

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance has been recognized as of March 31, 2008 and December 31, 2007. The net regulatory assets recorded by San Jose Water Company as of March 31, 2008 and December 31, 2007 was $44,712.

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

The pension plan is administered by a Committee that is composed of an equal number of Company and Union representatives. Investment decisions have been delegated by the Committee to an Investment Manager, presently Wachovia Securities, LLC. Investment guidelines provided to the Investment Manager require that at least 25% of the plan assets be invested in bonds or cash. As of December 31, 2007, the plan assets consist of approximately 39% bonds, 2% cash and 59% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. The Investment Manager may not invest in commodities and future contracts, private placements, options, letter stock, speculative securities, or hold more than 5% of assets in any one private corporation. The Investment Manager may only invest in bonds, commercial paper, money market funds with acceptable ratings from Moody’s or Standard & Poor’s. The Investment Manager is reviewed regularly regarding performance by the Investment Consultant who provides quarterly reports to the Committee for review.

The market values of the plan assets are marked to market at the measurement date. The investment trust assets incur unrealized market gains or losses from time to time. Both unrealized market gains and losses on pension assets are amortized over 13 years for actuarial expense calculation purposes.

San Jose Water Company utilizes each plan’s projected benefit stream in conjunction with the Citigroup Pension Discount Curve, which is more designed to reflect AA market discount rates, in determining the discount rate used in calculating the pension and other postretirement benefit liabilities at the measurement date. For the year ending December 31, 2007, the composite discount rate used was 6.50%.

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

Recognition of Gain/Loss on Utility, Nonutility Property and Real Estate Investments

In conformance with the generally-accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), “Business Combinations.” SFAS 141R clarifies the information that a reporting entity provides in its financial reports about a business combination and it replaces SFAS 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SJW Corp. is in the process of evaluating the impact of this accounting standard.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

Liquidity and Capital Resources:

Water Utility Services’ budgeted capital expenditures for 2008, exclusive of capital expenditures financed by customer contributions and advances, are $49,449 with capital expenditures concentrated in water main replacements. Approximately $21,000 will be spent to replace Water Utility Services mains in 2008. Year-to-date capital expenditures as of March 31, 2008 are approximately $17,037.

Water Utility Services capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, the Water Utility Services expects to incur approximately $263,311 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. The Water Utility Services actual capital expenditures may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. As of March 31, 2008, San Jose Water Company’s funded debt and equity were each approximately 50% of total capitalization.

Historically, San Jose Water Company’s internally-generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company’s capital expenditures. Funding for its future capital expenditure program will be provided primarily through internally-generated funds and long-term debt and will be consistent with the regulator’s guidelines.

San Jose Water Company has outstanding $170,000 of unsecured senior notes as of March 31, 2008. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2008, San Jose Water Company’s net income available for interest charges was 393% of interest charges.

San Jose Water Company received two loans from the Safe Drinking Water State Revolving Fund (“SDWSRF”) amounting to $2,007 and $1,069, which require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39% and 2.60%, respectively. San Jose Water Company has issued standby letters of credit with a commercial bank in the amount of $2,000 and $1,000, respectively, in support of these loans.

SJW Land Company’s outstanding balance on executed mortgages totaled $25,964 as of March 31, 2008, as a result of acquiring properties in various states. The mortgages have various payments, interest, amortization terms and all are secured by the respective properties.

SJW Land Company also has an outstanding mortgage loan in the amount of $3,981 as of March 31, 2008, borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage loan is due April 2011 and is secured by the partnership’s real property and is non-recourse to SJW Land Company.

SJWTX, Inc., has outstanding $15,000 of unsecured senior notes as of March 31, 2008. The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if (1) its funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2008, SJW Corp. does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $35,000 at rates that approximate the bank’s prime or reference rate. On March 31, 2008, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $25,000. Cost of borrowing averaged 4.85% for the first three months of 2008. The lines of credit will expire on June 1, 2008 and is expected to be renewed during the second quarter of 2008.

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended March 31, 2008 was $2,718, an increase of $596, or approximately 28%, from $2,122 in the first quarter of 2007.

Operating Revenue

	Operating Revenue by Segment
	Three Months Ended
	March 31
	2008	2007

Water Utility Services	$39,576	$37,486
Real Estate Services	1,677	1,420
All Other	—	111
	$41,253	$39,017

The change in operating revenue for the same period in 2007 was due to the following factors:

	Three Months Ended
	March 31 2008 vs. 2007
	Increase/(decrease)
Water Utility Services:
Consumption changes	$(618)	(2)%
New customers increase	185	—
Rate increases	2,523	7%
Real Estate Services	257	1%
All Other	(111)	—
	$2,236	6%

Operating Expense

	Operating Expense by Segment
	Three Months Ended
	March 31
	2008	2007

Water Utility Services	$34,538	$33,379
Real Estate Services	748	757
All Other	197	472
	$35,483	$34,608

The change in operating expenses for the same period in 2007 was due to the following factors:

	Three Months Ended
	March 31 2008 vs. 2007
	Increase/(decrease)
Water production costs:
Change in surface water supply	$(922)	(3)%
Change in usage and new customers	(300)	(1)%
Purchased water and groundwater extraction charge and energy price increase	896	3%
Total water production costs	(326)	(1)%

Nonwater production costs:
Administrative and general	49	—
Other operating expense	62	—
Maintenance	252	1%
Property taxes and other nonincome taxes	8	—
Depreciation and amortization	450	2%
Total nonwater production costs	821	3%

Income taxes	380	1%
Total operating expenses	$875	3%

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run off and diversion, and imported water purchased from Santa Clara Valley Water District (“SCVWD”). Surface water is the least expensive source of water and its availability will significantly impact the water production costs of San Jose Water Company.

Water production costs decreased $326 for the first quarter ended March 31, 2008. The change was primarily attributable to an increase in the availability of surface water supply which decreased water production costs by $922 and $300 was due to lower customer demand. These decreases were partially offset by $896 due to higher per unit costs for purchased water, groundwater extraction and energy costs.

CLWSC’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by groundwater pumped from wells.

The change in Water Utility Services’ source of supply mix was as follows:

	Three Months Ended
	March 31, 2008 vs. 2007
	Increase/(decrease)
	(in million gallons)
Purchased water	(1,820)	(20)%
Groundwater	1,077	12%
Surface water	562	6%
Reclaimed water	(13)	—
	(194)	(2)%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Quarterly nonwater production costs increased $821 for the first quarter ended March 31, 2008. The increase was primarily attributable to an increase of $450 in depreciation expense due to increased depreciable assets, $252 in maintenance expenses, and $119 in other operating expense, taxes other than income tax expense and general and administrative expenses. Income tax expense increased for the first quarter of 2008, as a result of higher pretax income. The effective income tax rate for the periods ended March 31, 2008 and 2007 approximated 40%.

The change in comprehensive income for the three months ended March 31, 2008 and 2007 was due to the changes in market value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from groundwater from wells, local surface water from watershed run off and diversion, and the purchase of imported treated water from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Groundwater level in 2008 remains comparable with 30-year normal levels.

On April 7, 2008, SCVWD’s 10 reservoirs were approximately 71% full with 119,581 acre-feet of water in storage. The rainfall from July 1, 2007 to April 7, 2008 was approximately 84% of the historical season average.

Rainfall at San Jose Water Company’s Lake Elsman was measured at 35.06 inches for the season commencing July 1, 2007 through June 30, 2008, which is approximately 85% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations.

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

In December, 2007, US District Court issued a Final Interim Remedial order to reduce the amount of water pumped from the San Joaquin-Sacramento River Delta during the breeding season of the Delta Smelt, which commences in December and ends in June. SCVWD has advised San Jose Water Company that the order does not contain any new provisions that would alter SCVWD’s opinion on near term water supply impacts previously estimated in SCVWD’s water supply operations and contingency planning for 2008. While we do not believe this order will have a near term impact on our water supply, its impact on future periods is uncertain and is contingent on dry to wet hydrologic conditions.

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

On November 11, 2006, the CPUC issued its final decision in San Jose Water Company’s 2006 General Rate Case proceeding. The decision authorized San Jose Water Company rate increases of approximately $3,500 or 2.0% for 2007, $5,400 or 3.0% for 2008, and $4,000 or 2.2% for 2009. The rate increases for 2008 and 2009 are subject to adjustments based upon the inflation escalation factors realized at the time of the increase. The decision also authorizes additional rate recoveries to be phased in as capital projects are completed over the three-year period and the recovery of approximately $450 from San Jose Water Company’s balancing and memorandum accounts. These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California.

On November 7, 2007, San Jose Water Company filed an advice letter with CPUC requesting implementation of the general rate increase for 2008 of $5,700. These rates subsequently became effective January 1, 2008.

On October 14, 2007, CLWSC filed a request for a rate increase with the TCEQ of $450, or about 10%. This rate increase, subject to refund, became effective December 14, 2007.

Balancing Account Recovery Procedures

As of March 31, 2008 and December 31, 2007, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $2,043 and $1,656, respectively, including interest. All the memorandum type balancing accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates and equity prices. The exposure to changes in interest rates is a result of financings through the issuance of fixed-rate, long-term debt and short term funds obtained through the variable rate line of credit. SJW Corp. also owns 1,099,952 shares of California Water Service Group and is exposed to the risk of changes in equity prices.

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

There has been no change in internal control over financial reporting during the first fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

ITEM 5.  OTHER INFORMATION

On April 30, 2008, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.16125 per common share. The dividend will be paid June 1, 2008 to shareholders of record as of the close of business on May 12, 2008.

ITEM 6.  EXHIBITS

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: May 8, 2008	By	/s/ ANGELA YIP
Angela Yip
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	SJW Corp. Amended and Restated Deferred Restricted Stock Program, amended on December 6, 2007 effective January 1, 2008. (1)(2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)                 Filed currently herewith.

(2)                 Management contract or compensatory plan or agreement.