Form 10-Q
period 2008-06-30
SJW CORP
filed 2008-08-01
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of July 14, 2008 are 18,416,758.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30		ENDED JUNE 30
	2008	2007	2008	2007
OPERATING REVENUE	$60,058	55,135	$101,311	94,152
OPERATING EXPENSE:
Operation:
Purchased water	14,176	13,287	21,172	22,613
Power	2,010	2,264	3,076	3,176
Groundwater extraction charges	9,417	8,555	14,833	12,121
Total production costs	25,603	24,106	39,081	37,910

Administrative and general	5,648	5,265	11,487	11,055
Other	4,069	3,628	7,752	7,249
Maintenance	3,272	2,995	6,316	5,787
Property taxes and other nonincome taxes	1,641	1,574	3,231	3,156
Depreciation and amortization	5,984	5,672	12,047	11,285
Income taxes	4,309	3,835	6,095	5,241
Total operating expense	50,526	47,075	86,009	81,683
OPERATING INCOME	9,532	8,060	15,302	12,469
OTHER (EXPENSE) INCOME:
Interest on senior notes	(3,117)	(2,713)	(6,169)	(5,453)
Mortgage and other interest expense	(566)	(491)	(1,141)	(942)
Dividends	321	319	643	638
Other, net	108	231	361	816
NET INCOME	6,278	5,406	8,996	7,528
Other comprehensive (loss):
Unrealized (loss) on investment	(5,917)	(913)	(4,675)	(3,201)
Less: income taxes related to other comprehensive (loss)	2,426	374	1,917	1,312
Other comprehensive (loss), net	(3,491)	(539)	(2,758)	(1,889)
COMPREHENSIVE INCOME	$2,787	4,867	$6,238	5,639
EARNINGS PER SHARE
Basic	$0.34	0.30	$0.49	0.41
Diluted	$0.34	0.29	$0.48	0.41
DIVIDENDS PER SHARE	$0.16	0.15	$0.32	0.30
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,403,322	18,324,819	18,390,407	18,312,604
Diluted	18,596,276	18,539,267	18,594,329	18,528,363

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	JUNE 30	DECEMBER 31
	2008	2007
ASSETS
Utility plant:
Land	$5,704	5,695
Depreciable plant and equipment	820,732	778,277
Construction in progress	11,208	24,298
Intangible assets	8,040	8,040
	845,684	816,310

Less accumulated depreciation and amortization	265,194	255,025

	580,490	561,285

Real estate investment	88,029	88,029
Less accumulated depreciation and amortization	4,672	3,834

	83,357	84,195

CURRENT ASSETS:
Cash and cash equivalents	1,836	2,354
Accounts receivable:
Customers, net of allowances for uncollectible accounts	14,391	10,390
Income tax	1,030	2,557
Other	1,557	1,222
Accrued unbilled utility revenue	18,265	12,654
Materials and supplies	844	782
Prepaid expenses	1,177	1,632

	39,100	31,591

OTHER ASSETS:
Investment in California Water Service Group	36,045	40,720
Unamortized debt issuance and reacquisition costs	3,257	3,345
Regulatory assets	44,088	44,712
Other	1,609	1,478

	84,999	90,255

	$787,946	767,326

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)

	JUNE 30	DECEMBER 31
	2008	2007
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,416,758 shares on June 30, 2008 and 18,333,483 in 2007	$9,592	9,564
Additional paid-in capital	19,738	18,723
Retained earnings	198,302	195,331
Accumulated other comprehensive income	10,558	13,316
Total shareholders’ equity	238,190	236,934

Long-term debt, less current portion	217,033	216,312

	455,223	453,246

CURRENT LIABILITIES:
Line of credit	15,500	5,000
Current portion of long-term debt	643	622
Accrued groundwater extraction charges and purchased water	9,065	5,595
Purchased power	1,499	514
Accounts payable	6,194	9,268
Accrued interest	4,567	4,522
Accrued taxes	395	791
Accrued payroll	2,847	2,583
Other current liabilities	4,307	4,059

	45,017	32,954

DEFERRED INCOME TAXES	75,709	74,643
UNAMORTIZED INVESTMENT TAX CREDITS	1,705	1,735
ADVANCES FOR CONSTRUCTION	75,359	74,518
CONTRIBUTIONS IN AID OF CONSTRUCTION	103,722	100,649
DEFERRED REVENUE	1,270	1,313
POSTRETIREMENT BENEFIT PLANS	24,816	23,357
OTHER NONCURRENT LIABILITIES	5,125	4,911
COMMITMENTS AND CONTINGENCIES	—	—

	$787,946	767,326

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

	SIX MONTHS ENDED JUNE 30
	2008	2007
OPERATING ACTIVITIES:
Net income	$8,996	7,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,047	11,285
Deferred income taxes	1,036	(2,975)
Share-based compensation	292	372
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(9,948)	(8,450)
Accounts payable, purchased power and other current liabilities	381	(1,364)
Accrued groundwater extraction charges and purchased water	3,469	7,021
Accrued taxes	1,131	3,316
Accrued interest	45	501
Accrued payroll	264	(165)
Prepaid expenses and materials and supplies	394	495
Postretirement benefits	1,520	1,841
Other noncurrent assets and noncurrent liabilities	2,830	2,826
Other changes, net	362	1,632

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,819	23,863

INVESTING ACTIVITIES:
Additions to utility plant	(33,654)	(29,876)
Additions to nonutility property	—	(48,245)
Cost to retire utility plant, net of salvage	(44)	(677)
Sale proceeds from trust account	—	31,261

NET CASH USED IN INVESTING ACTIVITIES	(33,698)	(47,537)

FINANCING ACTIVITIES:
Borrowings from line of credit	14,450	8,800
Repayments of line of credit	(3,950)	(20,800)
Long-term borrowings	1,069	33,500
Repayments of long-term borrowings	(327)	(330)
Dividends paid	(5,934)	(5,538)
Exercise of stock options and similar instruments	428	787
Tax benefits realized from share options exercised	324	381
Receipts of advances and contributions in aid of construction	5,233	9,840
Refunds of advances for construction	(932)	(1,061)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,361	25,579
NET CHANGE IN CASH AND CASH EQUIVALENTS	(518)	1,905

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,354	3,788

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,836	5,693
Cash paid during the period for:
Interest	$7,555	6,233
Income taxes	1,015	966
Supplemental disclosure of non-cash activities:
Decrease in accrued payables for additions to utility plant	(2,260)	(272)
Amortization of debt issuance costs	93	91
Decrease in real estate investments due to transfer to utility property	—	3,035
Utility property installed by developers	1,152	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

For the three months ended June 30, 2008 and 2007, the basic weighted average number of common shares was 18,403,322 and 18,324,819, respectively.  For the six months ended June 30, 2008 and 2007, the basic weighted average number of common shares was 18,390,407 and 18,312,604, respectively.  For the three months ended June 30, 2008 and 2007, the diluted weighted average number of common shares was 18,596,276 and 18,539,267, respectively.  For the six months ended June 30, 2008 and 2007, the diluted weighted average number of common shares was 18,594,329 and 18,528,363, respectively.  For the six months ended June 30, 2008, 13,011 common stock units and for the three and six months ended June 30, 2007, 494 shares in the Employee Stock Purchase Plan were excluded from the dilutive calculation because they were anti-dilutive.

Note 2.   Long-Term Incentive Plan and Share-Based Payments

Common Shares

On January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.

As of June 30, 2008, SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) allows non-employee directors of SJW Corp. to receive awards, authorizes the plan administrator to grant stock appreciation rights, and lists the performance criteria for performance shares.  In addition, the Incentive Plan allows SJW Corp. to provide employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp.  The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses.  In addition, shares are issued under the Employee Stock Purchase Plan (“ESPP”).  The remaining shares available for issuance under the Incentive Plan are 1,309,819.  As of June 30, 2008, 353,974 shares are issuable upon the exercise of outstanding options, restricted stock units and deferred stock units.  The total compensation cost charged to income under the Incentive Plan for the three and six months ended June 30, 2008 was $154 and $292, respectively, and for the three and six months ended June 30, 2007, was $164 and $372, respectively.

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

Stock Options

No options were granted during the six months ending June 30, 2008 and 2007.

For the six months ended June 30, 2008, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options.  SJW Corp. has recognized share-based compensation expense for the stock options granted under the Incentive Plan of $14 and $29 for the three and six months ended June 30, 2008, respectively, and $26 and $59 for the three and six months ended June 30, 2007, respectively.  As of June 30, 2008, total unrecognized compensation costs related to stock options amounted to $40.  These costs are expected to be recognized over a weighted average period of 1.0 year.

SFAS 123R requires the cash flows resulting from the tax benefits for deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities.  For the three and six months ended June 30, 2008, total cash received on exercise of options amounted to $71 and the excess tax benefits realized from stock options exercised amounted to $19.  For the three and six months ended June 30, 2007, total cash received on exercise of options amounted to $95 and $589, respectively, and the excess tax benefits realized from stock options exercised amounted to $33 and $229, respectively.

Deferred Restricted Stock and Deferral Election Programs and Restricted Stock Awards

Under SJW Corp.’s Amended and Restated Deferred Restricted Stock Program (the “Deferred Restricted Stock Program”), SJW Corp. granted deferred restricted stock units to non-employee Board members.  This program was amended effective January 1, 2008.  As a result of that amendment, no new awards of deferred restricted stock units will be made under the Deferred Restricted Stock Program with respect to service after December 31, 2007.  In addition, SJW Corp.’s Deferral Election Program, as amended (the “Deferral Program”), includes retainer fees and meeting fees earned for the calendar year 2007 to be deferred into deferred restricted stock units. Prior to 2007, only retainer fees were allowed to be converted under the Deferral Program.  The retainer fees and meeting fees are collectively referred to as the “Annual Service Fees.”  For any post-2007 calendar year, the Annual Service Fees that are deferred will be credited as a dollar amount to a deferred election account, and will no longer be deferred into deferred restricted stock units.

As of June 30, 2008 a total of 34,512 shares of common stock were distributed to a retired member of SJW Corp.’s Board of Directors.  Additionally, SJW Corp. paid cash in the amount of $4 to settle the dividend equivalent rights earned for those shares with a lump-sum distribution.  The excess tax benefits realized from the distribution of common stock to a retired member of the Board of Directors amounted to $266.

As of June 30, 2008, a total of 21,000 restricted and deferred restricted stock units were granted to a key employee of SJW Corp.  which includes 7,000 performance-based restricted stock units that will convert into shares of SJW Corp.’s common stock at the end of a three year period if specific performance goals are attained.  These units do not include dividend equivalent rights.  The fair value of the performance-based restricted awards was estimated using the fair value of SJW Corp.’s common stock with the effect of market condition and no dividend yield on the date of grant, and assumes the performance goals will be attained.  Share-based compensation expense is recognized at $11.71 per unit.  If such goals are not met and requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed.

Additionally, 7,258 shares of restricted stock units were granted to several executives of SJW Corp. under the Company’s Long-Term Incentive Plan.  These units will vest in four successive annual installments upon completion of each year of service with no dividend equivalent rights.  Share based compensation expense is recognized at grant date fair value of $31.32 per unit.

SJW Corp. has recognized an aggregate share-based compensation expense of $139 and $263 for the three and six months ended June 30, 2008, respectively, and $138 and $314 for the three and six months ended June 30, 2007, respectively, related to restricted and deferred restricted stock awards to employees.  No share based compensation expense was recognized for the three and six months ended June 30, 2008, related to restricted and deferred restricted stock awards to non-employee Board members.  SJW Corp. has recognized an aggregate share-based compensation expense of $41 and $140 for the three and six months ended June 30, 2007, respectively, related to restricted and deferred restricted stock awards to non-employee Board members.  As of June 30, 2008, the total unrecognized compensation costs were $1,217.  These costs are expected to be recognized over a weighted average period of 2.14 years.

For the three and six months ended June 30, 2008, the tax benefit realized from restricted stock units and deferred stock units issuance amounted to $266 and $305, respectively.  For the three and six months ended June 30, 2007, the tax benefit realized from restricted stock units and deferred stock units issuance amounted to $131 and $151, respectively.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs’”) each time a dividend is paid on common shares after the grant date. Stock compensation on DERs’ is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and six months ended June 30, 2008, $41 and $88, respectively, related to DERs’ were recorded against retained earnings and were accrued as a liability. For the three and six months ending June 30, 2007, $55 and $118, respectively, related to DERs’ were recorded against retained earnings and were accrued as a liability.

SJW Corp.’s Deferred Restricted Stock and Deferral Election Programs for non-employee Board members were amended effective January 1, 2008, to allow the DERs’ with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs’ conversion into deferred restricted stock units will occur on the first business day in January 2018. Previously, no such time limitation was placed in the Deferral Election Program.

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

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp’s. related ESPP expenses were $15 and $33 for the three and six months ended June 30, 2008, respectively, and $16 and $32 for the three and six months ended June 30, 2007, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2008 for the ESPP is approximately $7. This cost is expected to be recognized during the third quarter of 2008.

Note 3.   Nonregulated Business

The regulated activities of SJW Corp. consist of its subsidiaries, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (“CPUC”) that operates within a service area approved by the CPUC, and Canyon Lake Water Service Company, which is regulated by the Texas Commission on Environmental Quality.  The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water Systems and lease operations of eight commercial buildings and properties of SJW Land Company.  The following table represents the distribution of the regulated and nonregulated business activities for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$57,075	$2,983	$60,058	52,153	2,982	55,135
Expenses	48,422	2,104	50,526	45,105	1,970	47,075
Operating income	$8,653	$879	$9,532	7,048	1,012	8,060

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$95,791	$5,520	$101,311	88,728	5,424	94,152
Expenses	82,290	3,719	86,009	77,762	3,921	81,683
Operating income	$13,501	$1,801	$15,302	10,966	1,503	12,469

Note 4.   Real Estate Investments

The major components of real estate investments as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007

Land	$22,369	22,369
Buildings and improvements	65,429	65,429
Intangibles	231	231
Subtotal	88,029	88,029
Less: accumulated depreciation and amortization	4,672	3,834
Total	$83,357	84,195

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 5.   Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$557	620	$1,114	1,240
Interest cost	1,150	1,068	2,300	2,137
Other cost	266	369	532	738
Expected return on assets	(944)	(885)	(1,887)	(1,771)
	$1,029	1,172	$2,059	2,344

In 2008, SJW Corp. expects to make a contribution of $3,000 and $361 to the pension plan and other postretirement benefit plan, respectively.

Note 6.   Segment Reporting

SJW Corp. is a holding company with three subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”) and (iii) SJWTX, Inc., which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas.  In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SJW Corp. has determined that it has two reportable business segments.  The first segment is that of providing water utility and utility related services to its customers, provided through SJW Corp.’s subsidiaries, San Jose Water Company and CLWSC, together referred to as the “Water Utility Services”.  The second segment is property management and investment activity conducted by SJW Land Company, the “Real Estate Services”.

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

	Three Months Ended June 30, 2008
	Water Utility	Real Estate	All	SJW
	Services	Services	Other*	Corp.

Operating revenue	58,361	1,697	—	$60,058
Operating expense	49,487	824	215	$50,526
Net income	5,904	345	29	$6,278
Depreciation and amortization	5,565	419	—	$5,984
Interest expense	3,134	510	39	$3,683
Income tax expense (benefit) in operations income	4,186	212	(89)	$4,309
Assets	667,022	84,686	36,238	$787,946

	Three Months Ended June 30, 2007
	Water Utility	Real Estate	All	SJW
	Services	Services	Other*	Corp.

Operating revenue	53,414	1,721	—	$55,135
Operating expense	46,101	757	217	$47,075
Net income	4,832	480	94	$5,406
Depreciation and amortization	5,296	376	—	$5,672
Interest expense	2,718	466	20	$3,204
Income tax expense (benefit) in operations income	3,556	304	(25)	$3,835
Assets	618,651	85,885	41,387	$745,923

	Six Months Ended June 30, 2008
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	97,937	3,374	—	$101,311
Operating expense	84,025	1,572	412	$86,009
Net income	8,146	747	103	$8,996
Depreciation and amortization	11,208	839	—	$12,047
Interest expense	6,189	1,037	84	$7,310
Income tax expense (benefit) in operations income	5,799	465	(169)	$6,095
Assets	667,022	84,686	36,238	$787,946

	Six Months Ended June 30, 2007
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	90,900	3,141	111	$94,152
Operating expense	79,480	1,514	689	$81,683
Net income	6,362	1,023	143	$7,528
Depreciation and amortization	10,599	679	7	$11,285
Interest expense	5,537	838	20	$6,395
Income tax expense (benefit) in operations income	4,660	665	(84)	$5,241
Assets	618,651	85,885	41,387	$745,923

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

Note 8.   Adoption of Financial Accounting Standards Board Interpretation No. 48

SJW Corp. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,438 and $1,407 as of June 30, 2008 and 2007, respectively.  The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $689 and $662 as of June 30, 2008 and 2007, respectively.

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $77 and $90 for the three and six months ended June 30, 2008, respectively, and $79 and $91 for the three and six months ended June 30, 2007, respectively. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $295 within the next 12 months following June 30, 2008 due to the lapsing statute of limitations.  As of June 30, 2008, a reduction of $202 was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

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

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Quoted prices, other than quoted prices included in Level 1, that are observable for the assets or liabilities, either directly or indirectly.
Level 3:	Inputs that are unobservable for the assets or liabilities.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as required by SFAS 157, as of June 30, 2008:

	Balance as of June 30, 2008	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$36,045	$36,045	—	—

Liabilities:
Postretirement Benefit Plans	$24,816	$24,816	—	—

The FASB has also issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. SJW Corp. has evaluated the impact of FSP 157-2 and have determined that it will not have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

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

Note 10.   Commitment

On April 17, 2006, San Jose Water Company entered into an agreement with Adobe Systems Incorporated (“Adobe”) for Adobe to purchase approximately one acre of property and buildings located in San Jose, California for a total purchase price of approximately $4,000.  The agreement includes an option for San Jose Water Company to lease-back the buildings until June 2008.  The transaction needs to be approved by the CPUC since the property and buildings are utility plant assets. On November 14, 2007, San Jose Water Company entered into a reverse exchange transaction for a property in San Jose, California, which will be the replacement property for the property that San Jose Water Company has entered into an agreement with Adobe to sell.  San Jose Water Company has submitted the required documents to the CPUC to seek approval.  To date, the CPUC approval has not been obtained for the sale of this property.  As a result, the conditions of the reverse exchange have not been met and therefore the sale of this property will not qualify for the treatment as a 1031 reverse exchange.  Until the CPUC approves the sale of such property, it is not available for immediate sale and therefore will continue to be classified as a utility plant asset, rather than as an asset held-for-sale, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp.  Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “plans,” “may,” “should,” “will,” and similar expressions.  These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and our most recent Form 10-K filed with the Securities and Exchange Commission (the “SEC”) under the item entitled “Risk Factors,” and in other reports SJW Corp. files with the SEC, specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

San Jose Water Company has utility property including land held in fee, impounding reservoirs, diversion facilities, wells, distribution storage and all water facilities and other property necessary to provide utility service to its customers.  Under Section 851 of the Public Utilities Code, properties currently used and useful in providing utilities services can not be disposed of unless California Public Utilities Commission (“CPUC”) approval is obtained.

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

Canyon Lake Water Service Company (“CLWSC”) provides service to approximately 8,600 connections that serve approximately 36,000 residents in a service area comprising more than 78 square miles in the growing region between San Antonio and Austin, Texas.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of that company’s outstanding shares as of June 30, 2008.

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

Regional Nonregulated Activities

Operating in accordance with guidelines established by the CPUC, San Jose Water Company provides nonregulated water services under agreements with municipalities and other utilities.  Nonregulated services include water system operations, billing and cash remittance processing, maintenance services, and telecommunication antenna leasing.

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

Real Estate Investment

SJW Land Company’s real estate investments diversifies SJW Corp.’s asset base and balances SJW Corp.’s concentration in regulated assets.  SJW Land Company implements its real estate investment strategy by exchanging selected real estate assets for investments with a capital structure and risk and return profile that is consistent with SJW Corp.’s consolidated capital structure and risk and return profile.

Out-of-Region Opportunities

SJW Corp. also from time to time, pursues opportunities to participate in out-of-region water and utility related services, particularly regulated water businesses, in the Western United States.  SJW Corp. evaluates out-of-region and out-of-state opportunities that meet SJW Corp.’s risk and return profile.

The factors SJW Corp. considers in evaluating such opportunities include:

•                  regulatory environment;

•                  synergy potential;

•                  general economic conditions;

•                  potential profitability;

•                  additional growth opportunities within the region;

•                  water quality and environmental issues; and

•                  capital requirements.

SJW Corp. cannot be certain it will be successful in consummating any transactions relating to such opportunities.  In addition, any transaction will involve numerous risks.  Some of the risks include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the risk of diverting management’s attention from normal daily operations of the business, negative impact to SJW Corp.’s financial condition and operating results, the risks of entering markets in which it has no or limited direct prior experience, and the potential loss of key employees of any acquired company.  SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

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

Metered revenue of San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) include billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period.  The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results.  Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services estimates are determined.  As of June 30, 2008 and December 31, 2007, accrued unbilled revenue was $18,265 and $12,654, respectively. Unaccounted-for water on a 12 month-to-date basis for June 30, 2008 and 2007 approximated 7.0% and 6.7%, respectively, as a percentage of production.  The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered.  Revenue from SJW Land Company is recognized ratably over the term of the leases.

Recognition of Regulatory Assets and Liabilities

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 (“SFAS No. 71”), “Accounting for the Effects of Certain Types of Regulation.”  In accordance with SFAS No. 71, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process.  The regulatory assets and liabilities recorded by the Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligation that have not been passed through rates.  The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance has been recognized as of June 30, 2008 and December 31, 2007.  The net regulatory assets recorded by San Jose Water Company as of June 30, 2008 and December 31, 2007 were $44,088 and $44,712, respectively.

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

The pension plan is administered by a Committee that is composed of an equal number of Company and Union representatives.  Investment decisions have been delegated by the Committee to an Investment Manager, presently Wachovia Securities, LLC.  Investment guidelines provided to the Investment Manager require that at least 25% of the plan assets be invested in bonds or cash.  As of December 31, 2007, the plan assets consist of approximately 39% bonds, 2% cash and 59% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income.  The Investment Manager may only invest in bonds, commercial paper, money market funds with acceptable ratings from Moody’s or Standard & Poor’s and may not invest in commodities and future contracts, private placements, options, letter stock, speculative securities, or hold more than 5% of assets in any one private corporation.  The Investment Manager is reviewed regularly regarding performance by the Investment Consultant who provides quarterly reports to the Committee for review.

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

Recognition of Gain/Loss on Utility Property, Nonutility Property and Real Estate Investments

In conformance with the generally-accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

Utility property in the Water Utility Services is property that is used and useful in providing water utility services to customers and is included in rate base for rate-setting purposes.  In California, real estate type utility property is subject to CPUC Code Section 851, which states that any gain recognized will be divided with two-thirds going to the customers and one-third to the shareholders.  Net gains or losses from the sale of utility property are recorded as a component of other (expense) income in the consolidated statement of income and comprehensive income.

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

Liquidity and Capital Resources:

Water Utility Services’ budgeted capital expenditures for 2008, exclusive of capital expenditures financed by customer contributions and advances, are $49,449, of which approximately $21,000 will be spent to replace Water Utility Services mains in 2008.  Year-to-date capital expenditures as of June 30, 2008 are approximately $33,511.

Capital expenditures for Water Utility Services are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations.  Over the next five years, the Water Utility Services expects to incur approximately $263,311 in capital expenditures, which includes replacement of pipes and mains, and maintenance of water systems.  The actual capital expenditures for Water Utility Services may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions.  Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity (book value).  As of June 30, 2008, San Jose Water Company’s funded debt and equity was approximately 49% and 51%, respectively.

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

San Jose Water Company has outstanding $170,000 of unsecured senior notes as of June 30, 2008.  The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges.  As of June 30, 2008, San Jose Water Company does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

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

SJW Land Company’s outstanding balance on mortgages totaled $25,846 as of June 30, 2008, as a result of acquiring properties in various states. The mortgages have various payments, interest, amortization terms and all are secured by the respective properties.

SJW Land Company also has an outstanding mortgage in the amount of $3,956 as of June 30, 2008, borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage is due April 2011 and is secured by the partnership’s real property and is non-recourse to SJW Land Company.

SJWTX, Inc., has outstanding $15,000 of unsecured senior notes as of June 30, 2008.  The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if (1) its funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005.  As of June 30, 2008, SJW Corp. does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $35,000 at rates that approximate the bank’s prime or reference rate.  At June 30, 2008, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $19,500. Cost of borrowing averaged 4.17% for the first six months of 2008.  The lines of credit will expire on June 1, 2010.

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended June 30, 2008 was $6,278, an increase of $872, or 16%, from $5,406 in the second quarter of 2007.  For the six months ended June 30, 2008, consolidated net income was $8,996, an increase of $1,468, or 20%, from $7,528 for the same period in 2007.

Operating Revenue

	Operating Revenue by Segment
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Water Utility Services	$58,361	53,414	$97,937	90,900
Real Estate Services	1,697	1,721	3,374	3,141
All Other	—	—	—	111
	$60,058	55,135	$101,311	94,152

The change in operating revenue from the same period in 2007 was due to the following factors:

	Three Months Ended		Six Months Ended
	June 30, 2008 vs. 2007		June 30, 2008 vs. 2007
	Increase/(decrease)		Increase/(decrease)
Utility:
Consumption changes	$1,264	2%	$646	1%
New customers increase	265	1%	450	1%
Rate increases	3,418	6%	5,941	6%
Real Estate Services	(24)	—	233	—
All Other		—	(111)	—
	$4,923	9%	$7,159	8%

Operating Expense

	Operating Expense by Segment
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Water Utility Services	$49,487	46,101	$84,025	79,480
Real Estate Services	824	757	1,572	1,514
All Other	215	217	412	689
	$50,526	47,075	$86,009	81,683

The change in operating expenses from the same period in 2007 was due to the following factors:

	Three Months Ended		Six Months Ended
	June 30, 2008 vs. 2007		June 30, 2008 vs. 2007
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$(589)	(1)%	$(1,511)	(8)%
Change in usage and new customers	488	1%	188	7%
Purchased water and groundwater extraction charge and energy price increase	1,598	3%	2,494	2%
Total water production costs	1,497	3%	1,171	1%

Nonwater production costs:
Administrative and general	383	1%	432	—
Other operating expense	441	1%	503	1%
Maintenance	277	—	529	1%
Property taxes and other nonincome taxes	67	—	75	—
Depreciation and amortization	312	1%	762	1%
Total nonwater production costs	1,480	3%	2,301	3%

Income taxes	474	1%	854	1%
Total operating expenses	$3,451	7%	$4,326	5%

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from Santa Clara Valley Water District (“SCVWD”).  Surface water is the least expensive source of water and its availability will significantly impact the water production costs of San Jose Water Company.

Water production costs increased $1,497 and $1,171 for the second quarter and year-to-date of 2008, respectively.  The increase in water production costs was primarily attributable to the higher per unit costs for purchased water and groundwater extraction charges of $1,598 and $2,494 for the quarter and year-to-date, respectively.

CLWSC’s primary supply is water pumped from Canyon Lake at two lake intakes.  This supply is supplemented by groundwater pumped from wells.

Water Utility Services’ water production for the three and six months ended June 30, 2008 increased 403 and 209 million gallons, respectively, from the same period in 2007.  During these periods, more purchased and groundwater were used when compared to the same period in 2007.

The change in the Water Utility Services’ source of supply mix was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008 vs. 2007		June 30, 2008 vs. 2007
	Increase/(decrease)		Increase/(decrease)
	(million gallons)
Purchased water	(56)	(1)%	(1,876)	(21)%
Surface water	351	4%	913	10%
Groundwater	108	1%	1,185	13%
Reclaimed water	—	—	(13)	—
	403	4%	209	2%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Quarterly nonwater production costs increased $1,480 for the second quarter ended June 30, 2008.  The increase was primarily attributable to an increase of $441 in other operating expenses due to a general increase in operating costs, $383 in administrative and general expenses due to higher salaries and wages in the current year, $312 in depreciation and amortization expense due to increased depreciable assets, $277 in maintenance expenses and $67 in taxes other than income tax expense. Income tax expense increased $474 for the second quarter of 2008 as a result of higher pretax income.

Year-to-date nonwater production costs increased $2,301, compared to 2007.  The increase is primarily attributable to a $762 increase in depreciation expense, $529 in maintenance expenses, $503 in other operating expenses, $432 in administrative and general costs, and $75 in taxes other than income tax expense. Income tax expense increased $854 year-to-date for 2008.  The effective income tax rates for the periods ended June 30, 2008 and 2007 approximated 40% and 41%, respectively.

The change in comprehensive income for the three and six months ended June 30, 2008 and 2007 was due to the changes in market value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from groundwater wells, local surface water from watershed run-off and diversion, and the purchase of imported treated water from the SCVWD under the terms of a master contract with SCVWD expiring in 2051.  Groundwater level in 2008 remains comparable with 30-year normal levels.

On July 7, 2008, SCVWD’s 10 reservoirs were approximately 63% full with 105,910 acre-feet of water in storage.  There has been no measurable precipitation to date in the rainfall season commencing July 1, 2008, which is typical for this time of year.

Rainfall at San Jose Water Company’s Lake Elsman was measured at 35.31 inches for the season commencing July 1, 2007 through June 30, 2008, which is approximately 75.1% of the five-year average.  Local surface water is a less costly source of water and its availability significantly impacts San Jose Water Company’s results of operations.

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

In December 2007, U.S. District Court issued a Final Interim Remedial order to reduce the amount of water pumped from the San Joaquin-Sacramento River Delta during the breeding season of the Delta Smelt, which commences in December and ends in June. SCVWD has advised San Jose Water Company that the order does not contain any new provisions that would alter SCVWD’s opinion on near term water supply impacts previously estimated in SCVWD’s water supply operations and contingency planning for 2008. While San Jose Water Company does not believe this order will have a near term impact on its water supply, its impact on future periods is uncertain and is contingent on weather conditions.

The continuing dry weather in California and concerns about the Delta prompted Governor Schwarzenegger on June 3, 2008 to issue an Executive Order (S-06-08) declaring a state-wide water emergency.  The order directed state agencies to take immediate action to address drought conditions and water delivery reductions that may exist by expediting grant programs, technical assistance, and water conservation outreach.  The order did not mandate water use restrictions or reductions.

San Jose Water Company is working with SCVWD to assess the potential impacts of the Executive Order on water supplies in our service area.  The initial assessment is that the Governor’s actions take steps to address critical water shortages in the State’s Central Valley region, and send a strong political message to the Legislature and public regarding the need for a “Delta fix” and additional water storage projects.

As a contingency for the possibility of a third consecutive dry year in 2009, the SCVWD is continuing to ask the public to “voluntarily” reduce water usage by 10%. In 2008, San Jose Water Company expects to receive full contract deliveries from the SCVWD and therefore believes that its various sources of water supply are sufficient to meet customer demand for the immediate foreseeable future.

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

On November 11, 2006, the CPUC issued its final decision in San Jose Water Company’s current general rate case proceeding.  The decision authorized San Jose Water Company rate increases of approximately $3,500 or 2.0% for 2007, $5,400 or 3.0% for 2008, and $4,000 or 2.2% for 2009.  The rate increases for 2008 and 2009 are subject to adjustments based upon the inflation escalation factors realized at the time of the increase.  The decision also authorizes additional rate recoveries to be phased in as capital projects are completed over the three-year period and the recovery of approximately $450 from San Jose Water Company’s balancing and memorandum accounts.  These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California.

On November 7, 2007, San Jose Water Company filed an advice letter with CPUC requesting implementation of the general rate increase for 2008 of $5,700.  These rates subsequently became effective January 1, 2008.

On May 20, 2008, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase rates by $727 for certain capital plant improvements. It is expected that the increase will become effective during August 2008.

On June 10, 2008, San Jose Water Company filed an advice letter with the CPUC requesting a revenue increase of $6,100, or approximately 3.2% to offset the increased cost of purchased water and higher pump tax charged to San Jose Water Company by SCVWD.  These rates subsequently became effective July 1, 2008.

On June 20, 2008, San Jose Water Company filed an advice letter with the CPUC to implement a surcharge to repay a low interest loan of $1,700 obtained from the Safe Drinking Water State Revolving Fund.  The CPUC originally granted authority for the surcharge in D.05-01-048. It is expected that this surcharge will become effective during August 2008.

On July 9, 2008, the CPUC has issued a proposed decision regarding San Jose Water Company’s conservation rate proposal.  The proposed decision adopts in principle the agreement between San Jose Water Company and the Division of Ratepayer Advocates including the implementation of tiered rates, the establishment of a revenue adjustment mechanism, and no reduction in the allowed return on equity. San Jose Water Company expects that the proposed decision will be approved in August 2008 and the conservation rates will be implemented as soon as customer education has been provided.

On October 14, 2007, CLWSC filed a request for a rate increase with the Texas Commission on Environmental Quality of $450, or about 10%.  This rate increase, subject to refund, became effective December 14, 2007.

Balancing Account Recovery Procedures

As of June 30, 2008 and December 31, 2007, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $2,144 and $1,656, respectively, including interest.  All the memorandum type balancing accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case.

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

There has been no change in internal control over financial reporting during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2008 Annual Meeting of Shareholders of SJW Corp. held on April 30, 2008, the eight individuals listed below were elected to the Board of Directors, the Executive Officer Short-Term Incentive Plan and the Amended and Restated Long-Term Incentive Plan were approved, and the appointment of KPMG LLP as independent auditors for 2008 was ratified by the following votes:

Proposal 1:   Election of Directors:

Name of Director	In Favor	Withheld
Mark L. Cali	16,426,890	174,567
J. Philip DiNapoli	16,481,007	120,450
Douglas R. King	16,445,449	156,008
Norman Y. Mineta	16,452,341	149,116
W. Richard Roth	16,485,868	115,589
Charles J. Toeniskoetter	16,474,635	126,822
Frederick R. Ulrich, Jr.	16,447,953	153,504
Robert A. Van Valer	15,636,868	964,589

Proposal 2:   Approval of the Executive Officer Short-Term Incentive Plan:

In Favor	Against	Abstain	Broker Non-Votes
12,071,417	479,857	507,739	3,542,444

Proposal 3:   Approval of the Amended and Restated Long-Term Incentive Plan:

In Favor	Against	Abstain	Broker Non-Votes
12,021,626	510,345	527,040	3,542,446

Proposal 4:   Ratification of Appointment of Independent Registered Accounting Firm:

In Favor	Against	Abstain	Broker Non-Votes
16,455,275	83,811	62,367	—

ITEM 5.   OTHER INFORMATION

On July 23, 2008, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.16125 per common share. The dividend will be paid on September 1, 2008 to shareholders of record as of the close of business on August 4, 2008.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: August 1, 2008	By	/s/ ANGELA YIP
Angela Yip
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Amended and Restated Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 1, 2008. (2)

10.2	Executive Officer Short-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 1, 2008. (2)

10.3	Form of Service-based Vesting Restricted Stock Unit Issuance Agreement (for awards after June 1, 2008). (1)(2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)             Filed currently herewith.

(2)             Management contract and compensatory plan or agreement.