Form 10-Q
period 2008-09-30
SJW CORP
filed 2008-11-06
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008
Commission file number	1-8966

SJW Corp.

(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 W. Taylor St., San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of October 13, 2008 are 18,426,502.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30		ENDED SEPTEMBER 30
	2008	2007	2008	2007
OPERATING REVENUE	$69,507	$64,847	$170,818	$158,999
OPERATING EXPENSE:
Operation:
Purchased water	16,390	16,760	37,562	39,373
Power	2,579	2,565	5,655	5,741
Groundwater extraction charges	11,845	10,222	26,678	22,343
Total production costs	30,814	29,547	69,895	67,457

Administrative and general	6,322	5,575	17,809	16,630
Other	4,343	3,724	12,095	10,973
Maintenance	3,296	2,819	9,612	8,606
Property taxes and other nonincome taxes	1,763	1,583	4,994	4,739
Depreciation and amortization	5,988	5,690	18,035	16,975
Income taxes	5,516	5,178	11,611	10,419
Total operating expense	58,042	54,116	144,051	135,799
OPERATING INCOME	11,465	10,731	26,767	23,200
OTHER (EXPENSE) INCOME:
Interest on senior notes	(3,122)	(2,706)	(9,291)	(8,159)
Mortgage and other interest expense	(627)	(541)	(1,768)	(1,483)
Dividends	322	319	965	957
Other, net	219	208	580	1,024
NET INCOME	8,257	8,011	17,253	15,539
Other comprehensive income (loss):
Unrealized income (loss) on investment	6,303	1,088	1,628	(2,113)
Less: income taxes related to other comprehensive income (loss)	(2,585)	(446)	(668)	866
Other comprehensive income (loss), net	3,718	642	960	(1,247)
COMPREHENSIVE INCOME	$11,975	$8,653	$18,213	$14,292
EARNINGS PER SHARE
Basic	$0.45	$0.44	$0.94	$0.85
Diluted	$0.44	$0.43	$0.93	$0.84
DIVIDENDS PER SHARE	$0.16	$0.15	$0.48	$0.45
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,423,325	18,350,007	18,401,458	18,325,206
Diluted	18,618,780	18,561,631	18,602,557	18,539,587

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	SEPTEMBER 30	DECEMBER 31
	2008	2007
ASSETS
Utility plant:
Land	$5,687	$5,695
Depreciable plant and equipment	829,202	778,277
Construction in progress	15,655	24,298
Intangible assets	8,040	8,040
	858,584	816,310

Less accumulated depreciation and amortization	267,256	255,025

	591,328	561,285

Real estate investment	89,302	88,029
Less accumulated depreciation and amortization	5,092	3,834

	84,210	84,195

CURRENT ASSETS:
Cash and cash equivalents	2,177	2,354
Accounts receivable:
Customers, net of allowances for uncollectible accounts	15,425	10,390
Income tax	—	2,557
Other	1,709	1,222
Accrued unbilled utility revenue	20,251	12,654
Materials and supplies	857	782
Prepaid expenses	1,705	1,632

	42,124	31,591

OTHER ASSETS:
Investment in California Water Service Group	42,348	40,720
Unamortized debt issuance and reacquisition costs	3,209	3,345
Regulatory assets	43,776	44,712
Other	1,942	1,478

	91,275	90,255

	$808,937	$767,326

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	SEPTEMBER 30	DECEMBER 31
	2008	2007
CAPITALIZATION AND LIABILITIES CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,426,502 shares on September 30, 2008 and 18,360,952 in 2007	$9,597	$9,564
Additional paid-in capital	20,137	18,723
Retained earnings	203,547	195,331
Accumulated other comprehensive income	14,277	13,316
Total shareholders’ equity	247,558	236,934

Long-term debt, less current portion	216,773	216,312

	464,331	453,246

CURRENT LIABILITIES:
Line of credit	18,900	5,000
Current portion of long-term debt	758	622
Accrued groundwater extraction charges and purchased water	9,154	5,595
Purchased power	900	514
Accounts payable	8,426	9,268
Accrued interest	3,431	4,522
Accrued taxes	3,366	791
Accrued payroll	2,707	2,583
Other current liabilities	4,157	4,059

	51,799	32,954

DEFERRED INCOME TAXES	79,751	74,643
UNAMORTIZED INVESTMENT TAX CREDITS	1,690	1,735
ADVANCES FOR CONSTRUCTION	74,781	74,518
CONTRIBUTIONS IN AID OF CONSTRUCTION	107,591	100,649
DEFERRED REVENUE	1,250	1,313
POSTRETIREMENT BENEFIT PLANS	22,553	23,357
OTHER NONCURRENT LIABILITIES	5,191	4,911
COMMITMENTS AND CONTINGENCIES	—	—

	$808,937	$767,326

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30
	2008	2007
OPERATING ACTIVITIES:
Net income	$17,253	$15,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,035	16,975
Deferred income taxes	5,064	(2,902)
Share-based compensation	443	505
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(13,119)	(11,581)
Accounts payable, purchased power and other current liabilities	60	(682)
Accrued groundwater extraction charges and purchased water	3,559	7,789
Accrued taxes	5,132	2,868
Accrued interest	(1,092)	(867)
Accrued payroll	123	(284)
Prepaid expenses and materials and supplies	(147)	(372)
Postretirement benefits	(743)	2,717
Other noncurrent assets and noncurrent liabilities	667	2,459
Other changes, net	326	1,291

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,561	33,455

INVESTING ACTIVITIES:
Additions to utility plant	(47,612)	(46,954)
Additions to nonutility property	—	(48,245)
Cost to retire utility plant, net of salvage	(1,204)	(893)
Sale proceeds from trust account	—	31,261

NET CASH USED IN INVESTING ACTIVITIES	(48,816)	(64,831)

FINANCING ACTIVITIES:
Borrowings from line of credit	22,450	16,800
Repayments of line of credit	(8,550)	(24,800)
Long-term borrowings	1,069	33,500
Repayments of long-term borrowings	(472)	(519)
Dividends paid	(8,904)	(8,312)
Exercise of stock options and similar instruments	680	1,300
Tax benefits realized from share options exercised	324	543
Receipts of advances and contributions in aid of construction	8,177	12,935
Refunds of advances for construction	(1,696)	(1,632)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,078	29,815
NET CHANGE IN CASH AND CASH EQUIVALENTS	(177)	(1,561)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,354	3,788

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,177	$2,227
Cash paid during the period for:
Interest	$12,550	11,074
Income taxes	2,446	8,023
Supplemental disclosure of non-cash activities:
Increase (decrease) in accrued payables for additions to utility plant	(467)	2,659
Decrease in nonutility property due to transfer to utility property	—	3,035
Increase in nonutility property due to transfer from utility property	2,386	—
Amortization of debt issuance costs	140	136
Utility property installed by developers	3,034	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to the common shareholders divided by the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issued under the Employee Stock Purchase Plan.

For the three months ended September 30, 2008 and 2007, the basic weighted average number of common shares was 18,423,325 and 18,350,007, respectively. For the nine months ended September 30, 2008 and 2007, the basic weighted average number of common shares was 18,401,458 and 18,325,206, respectively. For the three months ended September 30, 2008 and 2007, the diluted weighted average number of common shares was 18,618,780 and 18,561,631, respectively. For the nine months ended September 30, 2008 and 2007, the diluted weighted average number of common shares was 18,602,557 and 18,539,587, respectively. For the nine months ended September 30, 2008, 13,011 common stock units were excluded from the dilutive calculation because they were anti-dilutive.

Note 2.   Long-Term Incentive Plan and Share-Based Payments

Common Shares

On January 1, 2006, SJW Corp. adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.

As of September 30, 2008, the Incentive Plan allows non-employee directors of SJW Corp. to receive awards, authorizes the plan administrator to grant stock appreciation rights, and lists the performance criteria for performance shares. In addition, the Incentive Plan allows SJW Corp. to provide employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp.  The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. In addition, shares are issued under the Employee Stock Purchase Plan (“ESPP”).  The remaining shares available for issuance under the Incentive Plan are 1,308,948.  As of September 30, 2008, 354,845 shares are issuable upon the exercise of outstanding options, restricted stock units and deferred stock units.  The total compensation cost charged to income under the Incentive Plan for the three and nine months ended September 30, 2008 was $151 and $443, respectively, and for the three and nine months ended September 30, 2007, was $133 and $505, respectively.

SJW Corp. utilizes the Black-Scholes option-pricing model to determine the fair value of stock options and ESPP purchases under SFAS 123R.  The Black-Scholes option-pricing model incorporates various subjective assumptions including expected volatility, expected term, expected dividend yield and interest rates.  The expected volatility for both stock options and ESPP purchases is estimated by historical stock price volatility over the estimated expected term of SJW Corp.’s share-based awards.  The expected term of SJW Corp.’s share-based awards are based on historical experience.

Stock Options

No options were granted during the nine months ending September 30, 2008 and 2007.

For the nine months ended September 30, 2008, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options.  SJW Corp. has recognized share-based compensation expense for the stock options granted under the Incentive Plan of $14 and $44 for the three and nine months ended September 30, 2008, respectively, and $23 and $82 for the three and nine months ended September 30, 2007, respectively.  As of September 30, 2008, total unrecognized compensation costs related to stock options amounted to $25.  These costs are expected to be recognized over a weighted average period of 0.44 year.

SFAS 123R requires the cash flows resulting from the tax benefits for deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities.  For the three months ended September 30, 2008, no options were exercised.  For the nine months ended September 30, 2008, total cash received on exercise of options amounted to $71 and the excess tax benefits realized from stock options exercised amounted to $19.  For the three and nine months ended September 30, 2007, total cash received on exercise of options amounted to $465 and $1,054, respectively, and the excess tax benefits realized from stock options exercised amounted to $162 and $391, respectively.

Deferred Restricted Stock and Deferral Election Programs and Restricted Stock Awards

Under SJW Corp.’s Amended and Restated Deferred Restricted Stock Program (the “Deferred Restricted Stock Program”), SJW Corp. granted deferred restricted stock units to non-employee Board members.  This program was amended effective January 1, 2008.  As a result of that amendment, no new awards of deferred restricted stock units will be made under the Deferred Restricted Stock Program with respect to Board service after December 31, 2007.  In addition, SJW Corp.’s Deferral Election Program (as amended, the “Deferral Program”) includes retainer fees and meeting fees earned for the calendar year 2007 to be deferred into deferred restricted stock units. Prior to 2007, only retainer fees were allowed to be converted under the Deferral Program.  The retainer fees and meeting fees are collectively referred to as the “Annual Service Fees.”  For any post-2007 calendar year, the Annual Service Fees that are deferred will be credited as a dollar amount to a deferred election account, and will no longer be deferred into deferred restricted stock units.

On January 2, 2008, 7,258 restricted stock units were granted to several executives of SJW Corp.  These units will vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair value of $31.32 per unit over the vesting period beginning in 2008.

On January 30, 2008, 1,041 restricted stock units were granted to an executive of SJWTX, Inc. under the Incentive Plan.  These units will vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair value of $26.35 per unit over the vesting period beginning in 2008.

On August 11, 2008, 1,851 restricted stock units were granted to an executive of SJW Corp. These units will vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights. The restricted stock units were valued at a market price of $27.01 per share at the date of grant. Share-based compensation expense is being recognized at grant date fair value of $24.58 per unit over the vesting period beginning August 2008. The grant date fair value is the market price reduced by the present value of the expected dividend stream during the four year period.

On April 28, 2008 and May 9, 2008 a total of 34,512 shares of common stock were distributed to a retired member of SJW Corp.’s Board of Directors.  Additionally, SJW Corp. paid cash in the amount of $4 to settle the dividend equivalent rights earned for those shares with a lump-sum distribution.  The excess tax benefits realized from the distribution of common stock to the retired member of the Board of Directors amounted to $266.

On January 30, 2008, a total of 21,000 restricted and deferred restricted stock units were awarded to an executive of SJW Corp., which includes 7,000 performance-based restricted stock units that will convert into shares of SJW Corp.’s common stock upon vesting at the end of a three year period if specific performance goals set are attained.  These units do not include dividend equivalent rights.  The fair value of the performance-based restricted award was estimated using the fair value of SJW Corp.’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the performance goals will be attained.  Share-based compensation expense is recognized at $11.71 per unit over approximately 2.5 years.  If such goals are not met and requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed.

SJW Corp. has recognized an aggregate share-based compensation expense of $137 and $399 for the three and nine months ended September 30, 2008, respectively, and $69 and $242 for the three and nine months ended September 30, 2007, respectively, related to restricted and deferred restricted stock awards to employees.  No share-based compensation expense was recognized for the three and nine months ended September 30, 2008, related to restricted and deferred restricted stock awards to non-employee Board members.  SJW Corp. has recognized an aggregate share-based compensation expense of $41 and $181 for the three and nine months ended September 30, 2007, respectively, related to restricted and deferred restricted stock awards to non-employee Board members.  As of September 30, 2008, the total unrecognized compensation costs were $1,093.  These costs are expected to be recognized over a weighted average period of 1.92 years.

For the three months ended September 30, 2008, no tax benefit was realized due to the fact that no stock was issued.  For the nine months ended September 30, 2008, the tax benefit realized from restricted stock units and deferred stock units issuance amounted to $305.  For the three and nine months ended September 30, 2007, no tax benefit was realized due to the fact that no stock was issued.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common shares after the grant date.  Stock compensation on DERs’ is recognized as a liability and recorded against retained earnings on the date dividends are issued.  For the three and nine months ended September 30, 2008, $41 and $129, respectively, related to DERs’ were recorded against retained earnings and were accrued as a liability.  For the three and nine months ending September 30, 2007, $53 and $171, respectively, related to DERs’ were recorded against retained earnings and were accrued as a liability.

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

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s related ESPP expenses were $17 and $60 for the three and nine months ended September 30, 2008, respectively, and $13 and $56 for the three and nine months ended September 30, 2007, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2009, for the ESPP is approximately $35.  This cost is expected to be recognized during the fourth quarter of 2008 and the first quarter of 2009.

Note 3.   Nonregulated Business

The regulated activities of SJW Corp. consist of its subsidiaries, San Jose Water Company, a public utility regulated by the California Public Utilities Commission (“CPUC”) that operates within a service area approved by the CPUC and Canyon Lake Water Service Company, which is regulated by the Texas Commission on Environmental Quality. The nonregulated businesses of SJW Corp. are comprised of operating the City of Cupertino Municipal Water System and lease operations of eight commercial buildings and properties of SJW Land Company.  The following tables represent the distribution of the regulated and nonregulated business activities for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$66,370	$3,137	$69,507	$61,743	$3,104	$64,847
Expenses	55,938	2,104	58,042	52,023	2,093	54,116
Operating income	$10,432	$1,033	$11,465	$9,720	$1,011	$10,731

	Nine Months Ended September 30 2008			Nine Months Ended September 30 2007
		Non			Non
	Regulated	Regulated	Total	Regulated	Regulated	Total
Revenue	$162,161	$8,657	$170,818	$150,471	$8,528	$158,999
Expenses	138,228	5,823	144,051	129,785	6,014	135,799
Operating income	$23,933	$2,834	$26,767	$20,686	$2,514	$23,200

Note 4.   Real Estate Investments

The major components of net nonutility property as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 3, 2007

Land	$22,369	$22,369
Buildings and improvements	66,702	65,429
Intangibles	231	231
Subtotal	89,302	88,029
Less: accumulated depreciation and amortization	5,092	3,834
Total	$84,210	$84,195

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 5.   Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$557	$620	$1,671	$1,860
Interest cost	1,150	1,068	3,450	3,206
Other cost	266	369	798	1,106
Expected return on assets	(944)	(885)	(2,831)	(2,656)
	$1,029	$1,172	$3,088	$3,516

San Jose Water Company made a contribution of $3,000 to the pension plan in the third quarter of 2008.

The accounting for pensions and other postretirement benefits requires the extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the employees, mortality, turnover, and medical costs to determine the present value of the benefit obligation and the fair value of plan assets at the end of the year.  With the current market conditions, the funded status of the pension plans and the contributions could change due to fluctuations on the expected return on plan assets as well as the present value of the benefit obligation.  Further, required plan contributions by SJW Corp. may increase and payout restrictions on benefit payments from the pension plan could result from declining asset values and a decreased expectation of return on assets.  SJW Corp. will review the assumptions on the measurement date of December 31, 2008 to determine any change in the present value of the benefit obligation and the fair value of plan assets.

Note 6.   Segment Reporting

SJW Corp. is a holding company with three subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity - 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”) and (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SJW Corp. has determined that it has two reportable business segments.  The first segment is that of providing water utility and utility related services to its customers through SJW Corp.’s subsidiaries, San Jose Water Company and CLWSC, together referred to the “Water Utility Services”. The second segment is property management and investment activity conducted by SJW Land Company, the “Real Estate Services.”

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

	Three Months Ended September 30, 2008
	Water Utility	Real Estate	All	SJW
	Services	Services	Other*	Corp.

Operating revenue	67,812	1,695	—	$69,507
Operating expense	57,162	775	105	$58,042
Net income (loss)	7,755	389	113	$8,257
Depreciation and amortization	5,569	419	—	$5,988
Interest expense	3,205	508	36	$3,749
Income tax expense (benefit) in operations income	5,294	239	(17)	$5,516
Assets	682,573	83,640	42,724	$808,937

	Three Months Ended September 30, 2007
	Water Utility	Real Estate	All	SJW
	Services	Services	Other*	Corp.

Operating revenue	63,174	1,673	—	$64,847
Operating expense	53,160	648	308	$54,116
Net income (loss)	7,576	521	(86)	$8,011
Depreciation and amortization	5,320	370	—	$5,690
Interest expense	2,705	484	58	$3,247
Income tax expense (benefit) in operations income	5,129	210	(161)	$5,178
Assets	633,990	85,215	42,401	$761,606

	Nine Months Ended September 30, 2008
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	165,749	5,069	—	$170,818
Operating expense	141,187	2,347	517	$144,051
Net income	15,901	1,136	216	$17,253
Depreciation and amortization	16,777	1,258	—	$18,035
Interest expense	9,394	1,545	120	$11,059
Income tax expense (benefit) in operations income	11,093	704	(186)	$11,611
Assets	682,573	83,640	42,724	$808,937

	Nine Months Ended September 30, 2007
	Water Utility Services	Real Estate Services	All Other*	SJW Corp.

Operating revenue	154,074	4,814	111	$158,999
Operating expense	132,640	2,162	997	$135,799
Net income	13,938	1,544	57	$15,539
Depreciation and amortization	15,919	1,049	7	$16,975
Interest expense	8,242	1,322	78	$9,642
Income tax expense (benefit) in operations income	9,789	875	(245)	$10,419
Assets	633,990	85,215	42,401	$761,606

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

Note 8.   Adoption of Financial Accounting Standards Board Interpretation No. 48

SJW Corp. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FASB Interpretation 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,228 and $1,205 as of September 30, 2008 and 2007, respectively.  The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $639 and $618 as of September 30, 2008 and 2007, respectively.

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense.  Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $60 for both the nine months ended September 30, 2008 and 2007. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $271 within the next 12 months following September 30, 2008 due to the lapsing of the applicable statute of limitations.  Through September 30, 2008, since the adoption of FASB Interpretation 48, a cumulative reduction of $78 was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2005 – 2007
California	2004 – 2007
Arizona	2006 – 2007
Connecticut	2005 – 2007
Florida	2005 – 2007
Tennessee	2007
Texas	2005 – 2007

Note 9.   Fair Value Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurements. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:	Quoted prices, other than quoted prices included in Level 1, that are observable for the assets or liabilities, either directly or indirectly.
Level 3:	Inputs that are unobservable for the assets or liabilities.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as required by SFAS 157, as of September 30, 2008:

	Balance as of September 30, 2008	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$42,348	$42,348	—	—

Liabilities:
Postretirement Benefit Plans	$22,553	$22,553	—	—

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

Note 10.   Commitment

On April 17, 2006, San Jose Water Company entered into an agreement with Adobe Systems Incorporated (“Adobe”) for Adobe to purchase approximately one acre of property and buildings located in San Jose, California for a total purchase price of approximately $4,000.  The transaction requires approval by the CPUC since the property and buildings are utility plant assets.  Until the CPUC approves the sale of such property, it is not available for immediate sale and therefore will continue to be classified as an utility plant asset, rather than as an asset held-for-sale, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  On November 14, 2007, San Jose Water Company entered into a reverse exchange transaction for a property in San Jose, California, which will be the replacement property for the property that San Jose Water Company has entered into an agreement with Adobe to sell.  San Jose Water Company had submitted the required documents to the CPUC to seek approval.  On October 2, 2008, the CPUC authorized San Jose Water Company to sell the property to Adobe.  However, the conditions of the reverse exchange had not been met and therefore the sale of this property did not qualify for the treatment as a 1031 reverse exchange. We expect that the sale will be finalized in the fourth quarter of 2008.

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

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution, and retail sale of water.  San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and the cities of Campbell, Monte Sereno, Saratoga, and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides nonregulated water related services under agreements with municipalities.  These nonregulated services include full water system operations and billing and cash remittance services.

San Jose Water Company has utility property including land held in fee, impounding reservoirs, diversion facilities, wells, distribution storage and all water facilities and other property necessary to provide utility service to its customers.  Under Section 851 of the California Public Utilities Code, properties currently used and useful in providing utilities services can not be disposed of unless California Public Utilities Commission (“CPUC”) approval is obtained.

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

The California properties include a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a Variable Interest Entity within the scope of FASB Interpretation No. 46R (“FIN46R”), “Consolidation of Variable Interest Entities,” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.

Canyon Lake Water Service Company (“CLWSC”) provides service to approximately 8,700 connections that serve approximately 36,000 residents in a service area comprising more than 78 square miles in the growing region between San Antonio and Austin, Texas.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of that company’s outstanding shares as of September 30, 2008.

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

Regional Regulated Activities

SJW Corp.’s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary that provides water service to the greater metropolitan San Jose area, and CLWSC, a 97.5% owned regulated water utility subsidiary in the state of Texas.  SJW Corp. plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

Real Estate Investment

SJW Land Company’s real estate investments diversify SJW Corp.’s asset base and balances SJW Corp.’s concentration in regulated assets.  SJW Land Company implements its real estate investment strategy by exchanging selected real estate assets for investments with a capital structure and risk and return profile that is consistent with SJW Corp.’s consolidated capital structure and risk and return profile.

Out-of-Region Opportunities

SJW Corp. also from time to time pursues opportunities to participate in out-of-region water and utility related services, particularly regulated water businesses, in the Western United States.  SJW Corp. evaluates out-of-region and out-of-state opportunities that meet SJW Corp.’s risk and return profile.

The factors SJW Corp. considers in evaluating such opportunities include:

•                  regulatory environment;

•                  synergy potential;

•                  general economic conditions;

•                  potential profitability;

•                  additional growth opportunities within the region;

•                  water quality and environmental issues; and

•                  capital requirements.

SJW Corp. can not be certain it will be successful in consummating any transactions relating to such opportunities.  In addition, any transaction will involve numerous risks.  Some of the risks include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the risk of diverting management’s attention from normal daily operations of the business, the potential for a negative impact to SJW Corp.’s financial condition and operating results, the risks of entering markets in which SJW Corp. has no or limited direct prior experience, and the potential loss of key employees of any acquired company.  SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

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

Metered revenue of San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) include billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period.  The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results.  Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services estimates are determined.  As of September 30, 2008 and December 31, 2007, accrued unbilled revenue was $20,251 and $12,654, respectively.  Unaccounted-for water on a 12 month-to-date basis for September 30, 2008 and 2007 approximated 6.6% and 7.2%, respectively, as a percentage of production.  The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities.  Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered.  Revenue from SJW Land Company is recognized ratably over the term of the leases.

Recognition of Regulatory Assets and Liabilities

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards No. 71 (“SFAS No. 71”), “Accounting for the Effects of Certain Types of Regulation.”  In accordance with SFAS No. 71, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process.  The regulatory assets and liabilities recorded by the Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligation that have not been passed through rates.  The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes.  No disallowance has been recognized as of September 30, 2008 and December 31, 2007.  The net regulatory assets recorded by San Jose Water Company as of September 30, 2008 and December 31, 2007 were $43,776 and $44,712, respectively.

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

The pension plan is administered by a Committee that is composed of an equal number of Company and Union representatives.  Investment decisions have been delegated by the Committee to an Investment Manager, presently Wachovia Securities, LLC.  Investment guidelines provided to the Investment Manager require that at least 25% of the plan assets be invested in bonds or cash.  As of December 31, 2007, the plan assets consist of approximately 39% bonds, 2% cash and 59% equities.  Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income.  The Investment Manager may only invest in bonds, commercial paper, money market funds with acceptable ratings from Moody’s or Standard & Poor’s and may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, or hold more than 5% of assets in any one private corporation.  The Investment Manager is reviewed regularly regarding performance by the Investment Consultant who provides quarterly reports to the Committee for review.

The market values of the plan assets are marked to market at the measurement date, which is December 31, each year.  The investment trust assets incur unrealized market gains or losses from time to time.  Both unrealized market gains and losses on pension assets are amortized over 13 years for actuarial expense calculation purposes.

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

The accounting for pensions and other postretirement benefits requires the extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the employees, mortality, turnover, and medical costs to determine the present value of the benefit obligation and the fair value of plan assets at the end of the year.  With the current market conditions, the funded status of the pension plans and the contributions could change due to fluctuations on the expected return on plan assets as well as the present value of the benefit obligation.  Further, required plan contributions by SJW Corp. may increase and payout restrictions on benefit payments from the pension plan could result from declining asset values and a decreased expectation of return on assets.  SJW Corp. will review the assumptions on the measurement date of December 31, 2008 to determine any change in the present value of the benefit obligation and the fair value of plan assets.

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

Liquidity and Capital Resources:

Water Utility Services’ budgeted capital expenditures for 2008, exclusive of capital expenditures financed by customer contributions and advances, are $49,449, of which approximately $21,000 will be spent to replace Water Utility Services mains in 2008.  Year-to-date capital expenditures as of September 30, 2008 are approximately $51,000, of which approximately $48,000 is company-financed and $3,000 is financed by customer contributions and advances.

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

Cash Flow from Operations

Cash flow from operations was $35,561 for the nine months ended September 30, 2008. Cash flow from operations is primarily generated from net income adjusted for non-cash expenses for depreciation and amortization, deferred income taxes and changes in our assets and liabilities.  For the nine months ended September 30, 2007, cash flow from operations was $33,455.

Cash Flow from Investing Activities

For the nine months ended September 30, 2008, additions to utility plant was approximately $47,612 which is comparable to the prior year of $46,954.  For the nine months ended September 30, 2007, additions to nonutility property was $48,245 and sales proceeds from trust account offset these additions by $31,261.

Cash Flow from Financing Activities

For the nine months ended September 30, 2008, net cash provided by financing activities decreased by approximately $16,737 from the prior year due to a reduction in long-term borrowing, a reduction in receipts of advances and contributions in aid of construction which is partially offset by an increase in the net draw down on the line of credit. It is likely that our cash provided by financing activities will increase due to our increasing capital budget projections.

Sources of Capital:

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds.  The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity (book value).  As of September 30, 2008, San Jose Water Company’s funded debt and equity was approximately 48% and 52%, respectively.

Historically, San Jose Water Company’s internally-generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company’s capital expenditures.  Funding for its future capital expenditure program is expected to be provided primarily through internally-generated funds and long-term debt and will be consistent with the regulator’s guidelines.

San Jose Water Company has outstanding $170,000 of unsecured senior notes as of September 30, 2008.  The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges.  As of September 30, 2008, San Jose Water Company’s net income available for interest charges was 385% of interest charges.

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

SJW Land Company’s outstanding balance on mortgages totaled $25,726 as of September 30, 2008, as a result of acquiring properties in various states. The mortgages have various payments, interest, amortization terms and all are secured by the respective properties.

SJW Land Company also has an outstanding mortgage in the amount of $3,930 as of September 30, 2008, borrowed by its subsidiary, 444 West Santa Clara Street, L.P.  The mortgage is due April 2011 and is secured by the partnership’s real property and is non-recourse to SJW Land Company.

SJWTX, Inc., has outstanding $15,000 of unsecured senior notes as of September 30, 2008.  The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if (1) its funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005.  As of September 30, 2008, SJW Corp. does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $35,000 at rates that approximate the bank’s prime or reference rate.  At September 30, 2008, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $16,100.  Cost of borrowing on the unsecured lines or credit averaged 3.91% for the first nine months of 2008.  The lines of credit will expire on June 1, 2010.

SJW Corp.’s ability to secure capital financing at a reasonable cost is dependent on a number of factors, including the condition of the capital markets. With the current turbulence in the capital markets, there can be no assurance that new capital will be available at the time SJW Corp. goes to market for new financing. Further, if such capital is available, there can be no assurance that its cost will be in the range of historical borrowing rates.

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended September 30, 2008 was $8,257, an increase of $246, or approximately 3%, from $8,011 in the third quarter of 2007.  For the nine months ended September 30, 2008, consolidated net income was $17,253, an increase of $1,714, or approximately 11%, from $15,539 for the same period in 2007.

Operating Revenue

	Operating Revenue by Segment
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Water Utility Services	$67,812	63,174	$165,749	154,074
Real Estate Services	1,695	1,673	5,069	4,814
All Other	—	—	—	111
	$69,507	64,847	$170,818	158,999

The change in operating revenue from the same period in 2007 was due to the following factors:

	Three Months Ended		Nine Months Ended
	September 30, 2008 vs. 2007		September 30, 2008 vs. 2007
	Increase/(decrease)		Increase/(decrease)
Utility:
Consumption changes	$185	—	$831	—
New customers increase (decrease)	(18)	—	432	—
Rate increases	4,471	7%	10,412	7%
Real Estate Services	22	—	255	—
All Other	—	—	(111)	—
	$4,660	7%	$11,819	7%

Operating Expense

	Operating Expense by Segment
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Water Utility Services	$57,162	53,160	$141,187	132,640
Real Estate Services	775	648	2,347	2,162
All Other	105	308	517	997
	$58,042	54,116	$144,051	135,799

The change in operating expenses from the same period in 2007 was due to the following factors:

	Three Months Ended		Nine Months Ended
	September 30, 2008 vs. 2007		September 30, 2008 vs. 2007
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$(357)	—	$(1,868)	(1)%
Change in usage and new customers	(535)	(1)%	(347)	—
Purchased water and groundwater extraction charge and energy price increases	2,159	3%	4,653	3%
Total water production costs	1,267	2%	2,438	2%

Nonwater production costs:
Administrative and general	747	1%	1,179	1%
Other operating expense	619	1%	1,122	1%
Maintenance	477	1%	1,006	—
Property taxes and other nonincome taxes	180	—	255	—
Depreciation and amortization	298	1%	1,060	1%
Total nonwater production costs	2,321	4%	4,622	3%

Income taxes	338	1%	1,192	1%
Total operating expenses	$3,926	7%	$8,252	6%

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

Water production costs increased $1,267 and $2,438 for the third quarter and year-to-date of 2008, respectively.  The increase in water production costs was primarily attributable to $2,159 and $4,653 for the quarter and year-to-date, respectively, in higher per-unit costs for purchased water, groundwater extraction and energy price increases.  These increases were partially offset by $535 due to lower customer usage and $357, which was attributable to purchasing less water due to the increased surface water supply compared to a year ago.

Water Utility Services’ water production for the three and nine months ended September 30, 2008 decreased 206 and increased 3 million gallons, respectively, from the same periods in 2007.  During these periods, more surface and groundwater were used when compared to the same period in 2007.

The change in the Water Utility Services’ source of supply mix was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008 vs. 2007		September 30, 2008 vs. 2007
	Increase/(decrease)		Increase/(decrease)
	(in million gallons)
Purchased water	(919)	(5)%	(2,795)	(7)%
Surface water	294	2%	1,207	3%
Groundwater	430	3%	1,615	4%
Reclaimed water	(11)	—	(24)	—
	(206)	—	3	—

The changes in the source of supply mix were consistent with the changes in the water production costs.

Quarterly nonwater production costs increased $2,321 in the third quarter of 2008 from 2007 due to $747 in administrative and general expenses, $619 in other operating expenses, $477 in maintenance expenses, $298 in depreciation and amortization expense from increased real estate property and utility plant and $180 in property and other nonincome taxes. Income tax expense increased $338 due to higher taxable income in the third quarter of 2008 versus the third quarter of 2007.

Year-to-date nonwater production costs increased $4,622, or 3%, compared to 2007.  The increase is primarily attributable to $1,179 in administrative and general expenses due to increases in salaries and wages, professional fees and reserves, $1,122 in other operating expenses from increased permitting fees and one-time expenses for consulting and professional service fees, $1,006 in maintenance expenses due to increased fuel and paving costs, and $1,060 in depreciation expense from increased utility plant. Income tax expense increased $1,192 year-to-date for 2008 due to increased taxable income.  The effective income tax rates for the periods ended September 30, 2008 and 2007 approximated 40% and 41%, respectively.

The change in comprehensive income for the three and nine months ended September 30, 2008 and 2007 was due to the changes in market value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from groundwater wells, local surface water from watershed run off and diversion, and the purchase of imported treated water from the SCVWD under the terms of a master contract with SCVWD expiring in 2051.  Groundwater level in 2008 remains comparable with 30-year normal levels.

On October 6, 2008, SCVWD’s 10 reservoirs were approximately 51% full with 85,975 acre-feet of water in storage.  The rainfall in the season commencing July 1, 2008 was approximately 60% of historical season average to date.

Rainfall at San Jose Water Company’s Lake Elsman was measured at 0.74 inches for the season commencing July 1, 2008 through June 30, 2009, which is typical for this normal dry time of year.  Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations.

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

In December, 2007, U.S. Eastern District Court issued a Final Interim Remedial order to reduce the amount of water pumped from the San Joaquin-Sacramento River Delta during the breeding season of the Delta Smelt, which commences in December and ends in June of each year. SCVWD has advised San Jose Water Company that the order does not contain any new provisions that would alter SCVWD’s opinion on near-term water supply impacts previously estimated in SCVWD’s water supply operations and contingency planning for 2008.  While San Jose Water Company does not believe this order will have a near term impact on its water supply, its impact on future periods is uncertain and is contingent on dry to wet hydrologic conditions.

The continuing dry weather in California and concerns about the San Joaquin-Sacramento River Delta prompted Governor Schwarzenegger on June 3, 2008 to issue an Executive Order (S-06-08) declaring a state-wide water emergency.  The order directed state agencies to take immediate action to address drought conditions and water delivery reductions that may exist by expediting grant programs, technical assistance, and water conservation outreach.  The order did not mandate water use restrictions or reductions.

San Jose Water Company is working with SCVWD to assess the potential impact of the order on water supply in our service area.  As a contingent measure for the possibility of a third consecutive dry year in 2009, SCVWD is continuing to ask the public to voluntarily reduce water usage by 10%.  In 2008, San Jose Water Company expects to receive full contract deliveries from the SCVWD and therefore believes that its various sources of water supply are sufficient to meet customer demand for the immediate foreseeable future.

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

Effective July 1, 2008, the CPUC approved an advice letter allowing a revenue increase of $6,100 to offset the increased cost of purchased water and higher groundwater extraction charges charged to San Jose Water Company by SCVWD.  Subsequently, effective August 1, 2008, the CPUC allowed a revenue increase of approximately one percent for the Mountain District to offset the same increase in cost of purchased water and higher groundwater extraction charges charged to San Jose Water Company by the SCVWD.

Effective August 7, 2008, the CPUC approved an advice letter allowing the implementation of a surcharge in the Mountain District to repay a low interest loan of $1,069 obtained by San Jose Water Company from the SDWSRF.

On August 21, 2008, the CPUC issued a final decision which approved a settlement agreement between San Jose Water Company and the CPUC’s Division of Ratepayer Advocates regarding a conservation rate design, the implementation of a water revenue adjustment mechanism, and the addition of $150 annually for conservation efforts.  The decision requires San Jose Water Company to implement two-tiered increasing block rates on or about November 19, 2008.  The implementation of the tiered rates will not affect the authorized revenue requirement.

Effective September 9, 2008, the CPUC approved an advice letter allowing a revenue increase of $727 for plant improvements placed in service by San Jose Water Company.

Effective October 2, 2008, the CPUC approved an advice letter allowing a revenue increase of $470 for plant improvements placed in service by San Jose Water Company.

The sale of San Jose Water Company’s office facility located at 374 West Santa Clara Street was approved by the CPUC on October 2, 2008.  The decision also approves an increase of approximately $1,134 in the revenue requirement for 2008 resulting from the replacement of the Main Office.  The decision determines that the ratepayers’ share of the net proceeds from the transaction is approximately $1,513 and that the proceeds should be distributed to San Jose Water Company’s customers through a surcredit on customer bills.

Balancing Account Recovery Procedures

As of September 30, 2008 and December 31, 2007, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $1,964 and $1,656, respectively, including interest.  All the memorandum type balancing accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case.

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

There has been no change in internal control over financial reporting during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

ITEM 5.   OTHER INFORMATION

On October 22, 2008, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.16125 per common share. The dividend will be paid on December 1, 2008 to shareholders of record as of the close of business on November 3, 2008.

ITEM 6.   EXHIBITS

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: November 5, 2008	By	/s/ DAVID A. GREEN
David A. Green
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	First Amendment to SJW Corp.’s Executive Severance Plan, effective as of July 23, 2008. (1) (2)

10.2	Form of Amended and Restated Service-based Vesting Restricted Stock Unit Issuance Agreement, effective as of July 1, 2008. (1) (2)

10.3	San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan. Incorporated by referenced to Exhibit 10.2 to Form 8-K filed on July 24, 2008. (2)

10.4	First Amendment to San Jose Water Company’s Executive Supplemental Retirement Plan, effective as of July 23, 2008. Incorporated by referenced to Exhibit 10.1 to Form 8-K filed on July 24, 2008. (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)             Filed currently herewith.

(2)             Management contract and compensatory plan or agreement