Form 10-K
period 2008-12-31
SJW CORP
filed 2009-03-09
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-8966

SJW CORP.

(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 West Taylor Street, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $402,116,088 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 9, 2009
Common Stock, $0.521 par value per share	18,464,692

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on May 6, 2009, are incorporated by reference into Part III of this Form 10-K where indicated.

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

General Development of Business

SJW Corp. was incorporated in California on February 8, 1985. SJW Corp. is a holding company with three subsidiaries:

•

San Jose Water Company, a wholly owned subsidiary of SJW Corp., with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, San Jose Water Company became a wholly owned subsidiary of SJW Corp. San Jose Water Company is a public utility in the business of providing water service to approximately 226,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose area. San Jose Water Company’s web site can be accessed via the Internet at http://www.sjwater.com.

•

SJW Land Company, a wholly owned subsidiary of SJW Corp., was incorporated in 1985. SJW Land Company owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Florida, Connecticut, Texas, Arizona and Tennessee, and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

•

SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), a wholly owned subsidiary of SJW Corp., was incorporated in September 2005. CLWSC provides service to approximately 8,700 connections that serve approximately 36,000 residents in a service area comprising more than 153 square miles in the growing region between San Antonio and Austin, Texas, as of December 31, 2008.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of that company’s outstanding shares as of December 31, 2008 and it is accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as an available-for-sale marketable security.

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

Ordinarily, there are two types of rate increases that affect San Jose Water Company’s business: general rate increases and offset rate increases. General rate increases are authorized in case decisions, which usually authorize an initial rate increase followed by two annual step increases designed to maintain the authorized return on equity over a three-year period. General rate applications are normally filed and processed during the last year covered by the most recent rate case as required by the CPUC so that regulatory lag is avoided.

The purpose of an offset rate increase is to compensate utilities for increases in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction charges and purchased power.

Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes.

CLWSC is subject to the regulation of the Texas Commission on Environmental Quality (“TCEQ”). The TCEQ authorizes rate increases after the filing of an Application for a Rate/Tariff Change. Such filings may be filed twelve months following the resolution of the previous filing.

On January 21, 2009, San Jose Water Company filed an application with the CPUC requesting general rate increases of $36,207,000, or 18.44% in 2010, $15,171,000, or 6.52% in 2011, and $19,899,000, or 8.10% in 2012. San Jose Water Company is proposing this rate increase due to escalating operating expenses as well as significant system infrastructure replacement requirements over the next several years. The capital budgets for the years noted above are also increasing due to significantly higher construction costs. The infrastructure improvements such as water main and well replacements, improvements to pumping stations, well fields, water tanks and replacements throughout San Jose Water Company’s 138 square mile service area are necessary in order to maintain safe and reliable water service to customers. The application is currently under review by the CPUC and a decision on the request is expected in late 2009, with new rates becoming effective January 1, 2010.

Please also see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Industry Segments

See Part II, Item 7 for information regarding SJW Corp.’s business segments.

Description of Business

General

The principal business of the Water Utility Services consists of the production, purchase, storage, purification, distribution, and retail sale of water. San Jose Water Company provides water service to approximately 226,000 connections that serve customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. It distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 8,700 connections that serve approximately 36,000 residents in a service area comprising more than 153 square miles in the growing region between San Antonio and Austin, Texas.

San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations, cash remittances and maintenance contract services.

In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under terms of a 25-year lease. The system is adjacent to the existing San Jose Water Company service area and has approximately 4,500 service connections. Under the terms of the lease, San Jose Water Company paid an up-front $6.8 million concession fee to the City of Cupertino that is amortized over the contract term. San Jose Water Company is responsible for all aspects of system operation including capital improvements.

The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in the Water Utility Services service areas. Revenue, production costs and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher use, warm weather summer months and lowest in the cool winter months.

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

In 2008, the level of water in the Santa Clara Valley groundwater basin, which is the responsibility of SCVWD, remained comparable to the 30-year average level. On December 29, 2008, SCVWD’s 10 reservoirs were 45.4% full with 76,671 acre-feet of water in storage. The rainfall from July 1, 2008 to December 29, 2008 was about 66% of the 30-year average. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 12.77 inches for the period from July 1, 2008 through January 28, 2009, which is 49% of the five-year average. The delivery of California and federal contract water to SCVWD may be reduced, resulting in target deliveries to retail agencies being rolled back to 90% of contract amounts. SCVWD has also stated that there will not be any physical restriction as it is SCVWD’s expectation that San Jose Water Company will be able to manage its various sources of water supply to stay within the 90% of contract amounts. San Jose Water Company believes that its various sources of water supply, including an increased reliance on groundwater, are sufficient to meet customer demand for the remainder of 2009.

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

On December 15, 2008, the U.S. Fish and Wildlife Service issued a new Biological Opinion (BiOp) and Incidental Take Statement for the Central Valley Project (CVP) and the State Water Project (SWP) on the Delta smelt. The operating requirements of BiOp immediately replace the interim remedy ordered by Federal Judge Oliver Wanger in December 2007. The BiOp prescribes a range of operational criteria that are determined based on hydrology, fish distribution, abundance, and other factors. Under a “most likely” scenario, the California Department of Water Resources (DWR) and United States Bureau of Reclamation (USBR) estimate that SWP and CVP supplies to SCVWD could be reduced by approximately 17% to 18% of the supply amount they currently receive. Under a “worst case” BiOp scenario, SWP and CVP supplies to SCVWD could be reduced by approximately 32% to 33% of the current supply amount they receive. While there is some overlap with the California Fish and Game Commission’s restrictions to protect longfin smelt, the longfin pumping restrictions, if triggered, could cause significant supply impacts beyond those estimated to comply with Delta smelt requirements.

The SCVWD announced that at their March 24, 2009 meeting, they will determine whether to recommend mandatory conservation. To effect mandatory water restrictions, SCVWD must work with other political subdivisions that possess the authority to enact and enforce drought ordinances in order to effect such restrictions. Additionally, water systems subject to the jurisdiction of the CPUC must receive approval from the CPUC for changes in tariffs and other matters related to the implementation of water restrictions. During the interim, SCVWD is continuing to ask the public to voluntarily reduce water usage by 10%.

Except for a few isolated cases when service had been interrupted or curtailed because of power or equipment failures, construction shutdowns, or other operating difficulties, San Jose Water Company has not had any interrupted or imposed mandatory curtailment of service to any type or class of customer with the exception of the summer of 1989 through March 1993, when rationing was imposed intermittently on customers at the request of SCVWD.

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

Franchises

Franchises granted by local jurisdictions permit the Water Utility Services to construct, maintain, and operate a water distribution system within the streets and other public properties of a given jurisdiction. San Jose Water Company holds the necessary franchises to provide water in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno and Saratoga, the town of Los Gatos and the unincorporated areas of Santa Clara County. None of the franchises have a termination date, other than the franchise for the unincorporated areas of Santa Clara County, which terminates in 2020.

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

Environmental Matters

The Water Utility Services’ procedures produce potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, public utilities are subject to environmental regulation by various other state and local governmental authorities.

The Water Utility Services are currently in compliance with all of the United States Environmental Protection Agency’s (the “EPA”) surface water treatment performance standards, drinking water standards for disinfection by-products and primary maximum contaminant levels. These standards have been adopted and are enforced by the California Department of Public Health (“CDPH”) and the TCEQ for San Jose Water Company and CLWSC, respectively.

Other state and local environmental regulations apply to the Water Utility Services operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to waterways. As part of routine replacement of infrastructure, San Jose Water Company identified legacy equipment containing mercury which had leaked into the surrounding soil. San Jose Water Company has determined there is no risk of contamination to the water supply, has notified the appropriate authorities and is also working with an environmental consulting firm to remediate the effected area and assess other potential sites. SJW Corp. believes there will be no material financial impact.

San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2008, SJW Corp. had 379 employees, of whom 342 were San Jose Water Company employees and 37 were CLWSC employees. At San Jose Water Company, 101 were executive, administrative or supervisory personnel, and 241 were members of unions. On February 7, 2008, San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2008 through December 31, 2009. Both groups are affiliated with the AFL-CIO. The agreements include a wage adjustment of approximately 3.3% for union workers for the calendar year 2009 and minor benefit modifications. As of December 31, 2008, CLWSC had 37 employees, of whom 10 were exempt and 27 were non-exempt employees. Non-exempt employees are subject to overtime but are not union represented.

Officers of the Registrant

Name	Age	Offices and Experience
G.J. Belhumeur	63	San Jose Water Company—Senior Vice President, Operations. Mr. Belhumeur has served as Senior Vice President of Operations since 2004. From 1996 to 2003, Mr. Belhumeur was Vice President of Operations. Mr. Belhumeur has been with San Jose Water Company since 1970.
D. Drysdale	53	San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.
D.A. Green	46	SJW Corp. and San Jose Water Company—Chief Financial Officer and Treasurer. Mr. Green has served as Chief Financial Officer and Treasurer since August 11, 2008. He is also Chief Financial Officer and Treasurer of SJW Land Company and SJWTX, Inc. Prior to his employment with SJW Corp., Mr. Green served as the Chief Financial Officer, Treasurer and Vice President for Specialized Health Products International, Inc. and Managing Director of Investment Banking for Duff & Phelps.
C.S. Giordano	52	San Jose Water Company—Officer, Chief Engineer. Mr Giordano has served as Chief Engineer since January 2008. From June 2007 to January 2008, Mr. Giordano was Chief Engineer. From August 2000 to June 2007, Mr. Giordano was Director of Engineering and Construction. From January 1994 to August 2000, Mr. Giordano was Assistant Chief Engineer. Mr. Giordano has been with San Jose Water Company since 1994.
P. L. Jensen	49	San Jose Water Company—Vice President, Regulatory Affairs. Mr. Jensen has served as Vice President of Regulatory Affairs since July 2007. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.
S. Papazian	33	SJW Corp. and San Jose Water Company—Corporate Secretary and Attorney. Ms. Papazian has served as Corporate Secretary and Attorney since February 14, 2005. She is also Corporate Secretary of SJW Land Company and SJWTX, Inc. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.
B. J. Schmidt	60	San Jose Water Company—Controller. Ms. Schmidt has served as Controller since October 22, 2008. Previously Ms. Schmidt was a financial consultant since 2007. From 2001 to 2006, Ms. Schmidt was Vice President of Finance and Controller for Siemens Medical Solutions USA Inc., Ultrasound Division. Ms. Schmidt is a certified public accountant.

Name	Age	Offices and Experience
W.R. Roth	56	SJW Corp.—President and Chief Executive Officer of SJW Corp., San Jose Water Company, SJW Land Company, and SJWTX, Inc. Mr. Roth was appointed Chief Executive Officer of SJW Corp. in 1999 and President in 1996. Mr. Roth has been with San Jose Water Company since 1990.
A. Yip	55	SJW Corp. and San Jose Water Company—Executive Vice President of Finance. Ms. Yip has served as Executive Vice President of Finance since August 2008. From October 1996 to August 2008, Ms. Yip served as Chief Financial Officer and Treasurer of SJW Corp., and Senior Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company since April 2004. From January 1999 to April 2004, Ms. Yip served as Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company. She is also Executive Vice President, Finance of SJWTX, Inc. and SJW Land Company. Ms. Yip has been with San Jose Water Company since 1986. Ms. Yip is a certified public accountant.
R.S. Yoo	58	San Jose Water Company—Chief Operating Officer. Mr. Yoo has served as Chief Operating Officer since July 2005. From April 2003 to July 2005, Mr. Yoo was Senior Vice President of Administration. From April 1996 to April 2003, Mr. Yoo was Vice President of Water Quality. Mr. Yoo has served as President of Crystal Choice Water Service LLC from January 2001 to August 2005 and Manager from January 2001 to January 2007. Mr. Yoo was appointed Vice President of SJWTX, Inc. from September 2005 to April 2008. Mr. Yoo has been with San Jose Water Company since 1985.

Financial Information about Foreign and Domestic Operations and Export Sales

SJW Corp.’s revenue and expense are derived substantially from Water Utility Services’ operations located in the County of Santa Clara in the State of California and Comal County in the State of Texas.

Website Access to Reports

SJW Corp.’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Corp.’s website at http://www.sjwater.com, as soon as reasonably practicable, after SJW Corp. electronically files such material with, or furnish such material to, the SEC. The content of SJW Corp.’s website is not intended to be incorporated by reference or part of this report.

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

On November 11, 2006, CPUC issued its final decision in San Jose Water Company’s 2006 General Rate Case proceeding. The decision authorized San Jose Water Company rate increases of approximately $3,500,000, or 2.0%, for 2007, $5,400,000, or 3.0%, for 2008, and $4,000,000, or 2.2%, for 2009. The rate increases for 2008 and 2009 are subject to adjustments based upon the inflation escalation factors realized at the time of the increase. The decision also authorizes additional rate recoveries to be phased in as capital projects are completed over the three-year period and the recovery of approximately $450,000 from San Jose Water Company’s balancing and memorandum accounts. These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California.

On November 17, 2008, CLWSC filed a request for a general rate increase for Canyon Lake with the TCEQ. The filing contains a request for an increase in revenue of approximately $775,000, or about 14%. The rates became effective subject to refund on January 16, 2009. A final resolution is expected from the TCEQ in the summer of 2009.

On November 19, 2008, San Jose Water Company implemented an increasing block rate structure for residential customers as required by CPUC D.08-08-030. This change is not a revenue increase, but rather it is a change in rate design that is applicable to all residential customers. All other customer classes remain on the original uniform rate structure.

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

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. If the assessment of the probability of recovery in the ratemaking process is incorrect, the regulatory assets or liabilities would need to be adjusted, which could have an adverse effect on our financial results.

Changes in water supply, water supply costs or the mix of water supply could adversely affect the operating results and business of the Water Utility Services.

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

SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from SCVWD due to availability, environmental or legal restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company’s Santa Cruz Mountains Watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production costs.

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

CLWSC’s primary water supply is 6,000 acre-feet of water which is pumped from Canyon Lake at two lake intakes, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. Texas, similar to California, faces similar operating challenges as described above and long-term water supply constraints. (See also Part I, Item 1, “Water Supply.”)

Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.

The Water Utility Services’ operations are seasonal. Thus, results of operations for one quarter do not indicate results to be expected in subsequent quarters. Rainfall and other weather conditions also affect the operations of the Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues. Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue.

A contamination event or other decline in source water quality could affect the water supply of the Water Utility Services and therefore adversely affect the business and operating results.

The Water Utility Services are required under environmental regulations to comply with water quality requirements. Through water quality compliance programs, the Water Utility Services continually monitor for contamination and pollution of its sources of water. In addition, a Watershed Management Program provides a proactive approach to minimize potential contamination activities. There can be no assurance that we will continue to comply with all applicable water quality requirements. In the event a contamination is detected, the Water Utility Services will either have to commence treatment to remove the contaminant or procure water from an alternative source. Either of these results may be costly, may increase future capital expenditures and there can be no assurance that the regulators would approve a rate increase to enable us to recover the costs arising from these remedies.

The Water Utility Services are subject to litigation risks concerning water quality and contamination.

Although the Water Utility Services have not been and are not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If the Water Utility Services are subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether they would be able to recover the legal costs from ratepayers or other third parties. Although the Water Utility Services have product liability insurance coverage for bodily injury and property damage, pollution is excluded from this coverage. In additions, our pollution liability policy does not extend coverage for product liability.

New or more stringent environmental regulations could increase the Water Utility Services’ operating costs and affect its business.

The Water Utility Services’ operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies.

Stringent environmental and water quality regulations could increase the Water Utility Services’ water quality compliance costs, hamper the Water Utility Services’ available water supplies, and increase future capital expenditure.

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

The Water Utility Services have implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. It is possible that new or more stringent environmental standards could be imposed that will raise the Water Utility Services’ operating costs. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. The Water Utility Services continues to seek mechanisms for recovery of government-mandated environmental compliance costs. There are currently limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

Costs associated with security precautions may have an adverse effect on the operating results of the Water Utility Services.

Water utility companies have generally been on a heightened state of alert since the threats to the nation’s health and security in September of 2001. San Jose Water Company has taken steps to increase security at its water utility facilities and continues to implement a comprehensive security upgrade program for production and storage facilities, pump stations and company buildings. San Jose Water Company also coordinates security and planning information with SCVWD, other Bay Area water utilities and various governmental and law enforcement agencies.

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

CLWSC evaluated its security measures and has completed and implemented a new risk management plan. As a result, CLWSC replaced all building and chemical vessel locks, installed new fences at the Park Shores Water Treatment Plant and several wells, repaired fences at other well sites, improved exterior lighting at the water treatments plants and installed new network firewalls for its computer systems.

The Water Utility Services rely on information technology and systems that are key to business operations, therefore a disruption in service could adversely effect business operations.

Information technology is key to the operation of the Water Utility Services, including but not limited to bill remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate the distribution system. A disruption of a business system that supports any of these functions could significantly impact our ability to provide services to our customers.

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

•

Market and general economic risks—real estate investment is tied to overall domestic economic growth and, therefore, carries market risk which cannot be eliminated by diversification. Generally, all property types benefit from national economic growth, though the benefits range according to local factors, such as local supply and demand and job creation. Because real estate leases are typically staggered and last for multiple years, there is generally a lag effect in the performance of real estate in relation to the overall economy. This lag effect can insulate or deteriorate the financial impact to SJW Land Company in a downturn or an improved economic environment.

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

In the first quarter of 2009, SJW Land Company was informed that one of its tenants filed a Chapter 11 bankruptcy and intends to liquidate its operations through the United States Bankruptcy Court in Delaware. Such tenant currently leases a 148,000 square foot office building and a 346,000 square foot distribution building from SJW Land Company in Knoxville, Tennessee under triple net leases which have been paid through February 2009. Pursuant to applicable bankruptcy laws and bankruptcy court rules, the tenant will have a limited period of time to decide whether it will terminate its office and distribution leases or sell its rights under the leases. In the event that the leases are terminated, SJW Land Company will incur all holding costs and will seek to re-lease the premises. However, there will be no assurance that SJW Land Company will be able to secure a new tenant; or if it is able to secure a new tenant, when this will occur or whether the leases will be under similar terms.

The success of SJW Land Company’s real estate investment strategy depends largely on ongoing local, state and federal land use development activities and regulations, future economic conditions, the development and fluctuations in the sale of the undeveloped properties, the ability to identify the developer/potential buyer of the available for-sale real estate, the timing of the transaction, favorable tax law, the ability to identify and acquire high quality, relatively low risk replacement property at reasonable terms and conditions, and the ability to maintain and manage the replacement property.

Potential impact of the economy on operations.

SJW Corp.’s financial performance could be impacted by the recent turmoil in the United States credit markets and recessionary economic environment. The United States credit markets began to tighten significantly in late 2007 and continued that trend through 2008. The tightening of the credit markets eventually led to a complete freeze in lending in 2008. Since SJW Corp. is dependent upon debt financing to supplement its cash flow from operations to fund its capital investment program, a freeze in lending could impair SJW Corp.’s capital spending plans, which could impact our ability to grow our utility asset base and earnings.

In addition to the constraints resulting from a challenging credit market, the United States economy entered a recession in late 2007. The recession can be largely attributable to a steep decline in consumer spending which has been driven largely by declining real estate values together with the general lack of consumer credit availability. The decline in consumer spending has led to substantial lay-offs, with approximately 2 million jobs shed from United States companies. Due to this weak economic scenario and high unemployment rates, SJW Corp. may experience a decline in usage, which could negatively impact our revenue growth expectations. Further, due to the large fixed cost structure of our business, a decline in revenue could negatively impact expected earnings.

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

The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 236 million gallons, and all water facilities, equipment, office buildings and other property necessary to supply its customers.

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s groundwater pumping stations have a production capacity of approximately 238 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2008, a maximum and average of 191 million gallons and 134 million gallons of water per day, respectively, were delivered to the system.

The Water Utility Services hold all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

SJW Land Company owns approximately 92 acres of property in the states of Connecticut, Florida, Texas, Arizona and Tennessee and approximately five undeveloped acres of land and two acres of land with commercial properties primarily in the San Jose metropolitan area. In February 2007, SJW Land Company purchased a warehouse building, commercial building and undeveloped land in the State of Tennessee. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership that owns and operates an office building. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity under Financial Accounting Standards Board Interpretation No. 46R (“FIN46R”), “Consolidation of Variable Interest Entities.” The following table is a summary of SJW Land Company properties described above:

Description	Location	Acreage	Square Footage	Percentage of SJW Land Company Revenue
2 Commercial buildings	San Jose, California	2	28,000	13%
Warehouse building	Windsor, Connecticut	17	170,000	11%
Warehouse building	Orlando, Florida	8	147,000	7%
Retail building	El Paso, Texas	2	14,000	5%
Warehouse building	Phoenix, Arizona	11	176,000	13%
Warehouse building	Knoxville, Tennessee	29	346,000	23%
Commercial building	Knoxville, Tennessee	15	148,000	28%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A

Item 3.	Legal Proceedings

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

Market Information

SJW Corp.’s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Corp.’s common stock for each quarter in the 2008 and 2007 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8.

As of December 31, 2008, there were 531 record holders of SJW Corp.’s common stock.

Dividends

Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 261 consecutive quarters and the annual dividend amount has increased in each of the last 41 years. Additional information as to the cash dividends paid on common stock in 2008 and 2007 is contained in the section captioned “Dividend per share” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Five-Year Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.’s common stock with the cumulative total return on the Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2008. The comparison assumes $100 was invested on December 31, 2003 in SJW Corp.’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T:

	2003	2004	2005	2006	2007	2008
SJW Corp.	100	126	162	282	256	226
Water Utility Index	100	114	145	144	135	124
S&P 500 Index	100	111	116	135	142	90

The Water Utility Index is the 11 water company Water Utility Index prepared by Wachovia.

Item 6.	Selected Financial Data

FIVE YEAR STATISTICAL REVIEW

SJW Corp. and Subsidiaries

	2008	2007	2006	2005	2004
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)

Operating revenue	$220,347	206,601	189,238	180,105	166,911
Operating expense:
Purchased water	48,291	48,596	44,896	44,953	41,220
Power	7,559	7,532	5,170	4,318	5,511
Groundwater extraction charges	34,368	30,141	18,737	17,362	21,773
Administrative and general	23,688	22,334	21,108	20,697	17,285
Other	16,390	14,907	15,095	14,183	12,892
Maintenance	13,123	11,628	10,189	9,475	8,674
Property taxes and other nonincome taxes	6,793	6,307	5,893	5,673	5,314
Depreciation and amortization	24,043	22,854	21,299	19,654	18,481
Income taxes	13,198	12,549	15,298	14,773	11,644

Total operating expense	187,453	176,848	157,685	151,088	142,794

Operating income	32,894	29,753	31,553	29,017	24,117
Interest expense, other income and deductions	(11,433)	(10,430)	7,028	(7,177)	(4,331)

Net income	21,461	19,323	38,581	21,840	19,786
Dividends paid	11,875	11,089	10,549	9,777	9,319

Invested in the business	$9,586	8,234	28,032	12,063	10,467

CONSOLIDATED PER SHARE DATA (BASIC)

Net income	$1.17	1.05	2.11	1.20	1.08
Dividends paid	$0.65	0.60	0.57	0.53	0.51
Shareholders’ equity at year-end	$13.81	12.92	12.48	10.73	10.11

CONSOLIDATED BALANCE SHEET (in thousands)

Utility plant and intangible assets	$878,743	816,310	740,419	664,117	619,590
Less accumulated depreciation and amortization	272,562	255,025	234,173	208,909	189,221

Net utility plant	606,181	561,285	506,246	455,208	430,369

Real estate investment	88,000	84,195	40,565	34,850	31,987
Total assets	850,877	767,326	705,864	587,709	552,152
Capitalization:
Shareholders’ equity	254,326	236,934	228,182	195,908	184,691
Long-term debt	216,613	216,312	163,648	145,279	143,604

Total capitalization	$470,939	453,246	391,830	341,187	328,295

OTHER STATISTICS—WATER UTILITY SERVICES

Customers at year-end	234,300	233,300	231,700	222,400	220,800
Average revenue per customer	$914.46	860.23	809.56	792.08	733.76
Investment in utility plant per customer	$3,751	3,499	3,196	2,986	2,806
Miles of main at year-end	2,814	2,743	2,739	2,447	2,434
Water production (million gallons)	51,961	51,922	49,302	48,198	51,082
Maximum daily production (million gallons)	204	205	229	201	192
Population served (estimate)	1,056,100	1,051,600	1,044,400	1,002,400	995,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

SJW Corp. is a publicly traded company and is a holding company with three subsidiaries:

San Jose Water Company, a wholly owned subsidiary, is a public utility in the business of providing water service to approximately 226,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area. The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than nonregulated industries.

SJW Land Company, a wholly owned subsidiary, owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Florida, Connecticut, Texas, Arizona and Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

SJWTX, Inc., doing business as Canyon Lake Water Service Company, a wholly owned subsidiary, was incorporated in September 2005. CLWSC provides service to approximately 8,700 connections that serve approximately 36,000 residents in a service area comprising more than 153 square miles in the growing region between San Antonio and Austin, Texas, as of December 31, 2008.

SJW Corp. also owns 1,099,952 shares or approximately 5% of California Water Service Group as of December 31, 2008.

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

Regional Regulated Activities

SJW Corp.’s regulated utility operation is conducted through San Jose Water Company, a wholly owned water utility subsidiary that provides water service to the greater metropolitan San Jose area, and CLWSC, a wholly owned regulated utility subsidiary in the State of Texas. SJW Corp. plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

The factors SJW Corp. considers in evaluating such opportunities include:

•	regulatory environment;

•	synergy potential;

•	general economic conditions;

•	potential profitability;

•	additional growth opportunities within the region;

•	water supply, water quality and environmental issues; and

•	capital requirements.

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

Critical Accounting Policies

SJW Corp. has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. The impact and any associated risks related to these policies on SJW Corp.’s business operations are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect SJW Corp.’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.” SJW Corp.’s critical accounting policies are as follows:

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition.”

Metered revenue of the Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services’ estimates are determined. As of December 31, 2008 and 2007, accrued unbilled revenue was $12,896,000 and $12,654,000, respectively. Unaccounted for water for 2008 and 2007 approximated 7.4% and 7.2%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

Revenues also include a surcharge collected from regulated customers that are paid to the CPUC. This surcharge is recorded in operating revenues and administrative and general expenses. For the years ended December 31, 2008, 2007 and 2006, the surcharge was $2,999,000, $2,708,000 and $2,505,000, respectively.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.

Recognition of Regulatory Assets and Liabilities

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligation that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized at December 31, 2008 and December 31, 2007. The net regulatory assets recorded by San Jose Water Company were $73,778,000 and $44,712,000 as of December 31, 2008 and 2007, respectively. As of December 31, 2006, San Jose Water Company has recorded its expected postretirement benefit plan liabilities and a corresponding regulatory asset relating to the implementation of the SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” including a reclassification of benefit obligations previously recorded to comprehensive income, in the amount of $3,666,000, resulting in an increase to regulatory assets of $38,410,000. The change in regulatory assets from 2006 to 2007 and 2007 to 2008 was primarily attributable to the funded status of pensions and other postretirement benefit plans based on the projected benefit obligations and the gross-up for taxes.

Pension Accounting

San Jose Water Company offers a defined benefit plan, an Executive Supplemental Retirement Plan and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases received by the employees, mortality, turnover and medical costs. See assumptions and disclosures detailed in Note 10 of “Notes to Consolidated Financial Statements.”

The Pension Plan is administered by a committee that is composed of an equal number of Company and Union representatives (the “Committee”). Investment decisions have been delegated by the Committee to an Investment Manager, presently Wachovia Securities, LLC. Investment guidelines provided to the Investment Manager require that at least 25% of plan assets be invested in bonds or cash. As of December 31, 2008, the plan assets consist of approximately 45% bonds, 3% cash and 52% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. They may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, or hold more than 5% of assets of any one private corporation. They may only invest in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s. The Investment Manager is reviewed regularly regarding performance by the Investment Consultant who provides quarterly reports to the Committee for review.

The market values of the plan assets are marked to market at the measurement date. The investment trust assets incur unrealized market gains or losses from time to time. As a result the pension expense in 2008 included the amortization of unrealized market losses on pension assets. Both unrealized market gains and losses on pension assets are amortized over 13.25 years for actuarial expense calculation purposes. Market losses in 2007 increased pension expense by approximately $142,000 in 2008 and market gains in 2006 decreased pension expense by approximately $223,000 in 2007.

Income Taxes

SJW Corp. estimates its federal and state income taxes as part of the process of preparing the financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes, including the evaluation of the treatment acceptable in the water utility industry and regulatory environment. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. If actual results, due to changes in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, differ materially from these estimates, the provision for income taxes will be materially impacted.

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

As of December 31, 2008 and 2007, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $1,977,000 and $1,656,000, respectively, including interest. All balancing accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case.

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

SJW Land Company owns real estate investment property, which consists primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the consolidated statement of income and comprehensive income.

Results of Operations

SJW Corp.’s consolidated net income for the 12 months ending December 31, 2008 was $21,461,000, compared to $19,323,000 for the same period in 2007. The increase of $2,138,000 or 11% includes an after tax gain of $1,224,000 from the sale of Water Utility Services properties in 2008. Please refer to Note 12, “Sale of Real Estate Investments” under Notes to Consolidated Financial Statements.

SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals, are collectively referred to as “Real Estate Services.”

Operating Revenue

Operating revenue by segment was as follows:

Operating Revenue

	2008	2007	2006
	(in thousands)
Water Utility Services	$213,801	200,004	183,809
Real Estate Services	6,546	6,486	4,317
All Other	—	111	1,112

	$220,347	206,601	189,238

Operating revenue increased $13,746,000 or 7% in 2008 compared to 2007, and $17,363,000 or 9% in 2007 compared to 2006.

The change in consolidated operating revenue was due to the following factors:

	2008 vs. 2007 Increase/(decrease)		2007 vs. 2006 Increase/(decrease)
	(in thousands)
Water Utility Services:
Consumption changes	$(735)	—	$2,784	1%
New customers increase	574	—	3,002	2%
Rate increases	13,958	7%	10,409	5%
Real Estate Services	60	—	2,169	1%
All Other	(111)	—	(1,001)	—

	$13,746	7%	$17,363	9%

2008 vs. 2007

Consolidated operating revenue increased by $13,746,000 in 2008 or 7% in comparison to 2007. The revenue increase consists of $13,797,000 from Water Utility Services and $60,000 from Real Estate Services. The revenue increases were offset by an $111,000 decrease in other revenues primarily due to the sale of the assets of Crystal Choice Water Service LLC on January 31, 2007.

The revenue increase for the Water Utility Services was primarily the result of increases in rates of $13,958,000 and new customers of $574,000 which was offset by a decrease in consumption of $735,000.

As noted in Item 1A, “Risk Factors”, the tenant of the buildings in Tennessee filed Chapter 11 bankruptcy. The tenant will have a limited period of time to decide whether it will terminate its leases or sell its rights under the leases. In the event the leases are terminated and a new tenant is not identified, Real Estate Services revenue for 2009 would be approximately $3,300,000 less than what was recognized in 2008. Further, if the buildings are vacant, Real Estate Services expects to incur holding costs for taxes, insurance, utilities and other miscellaneous expenses.

2007 vs. 2006

Consolidated operating revenue increased by $17,363,000 in 2007 or 9% in comparison to 2006. The revenue increase consists of $16,195,000 from Water Utility Services and $2,169,000 from Real Estate Services. The revenue increases were offset by a $1,001,000 decrease in other revenues primarily due to the sale of the assets of Crystal Choice Water Service LLC on January 31, 2007.

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

Water Utility Services Operating Revenue and Customer Counts

The following tables present operating revenues and number of customers by customer group of the Water Utility Services:

Operating Revenue by Customer Group

	2008	2007	2006
	(in thousands)
Residential and business	$195,901	182,917	169,251
Industrial	1,067	1,287	1,115
Public authorities	11,227	10,469	8,903
Others	5,606	5,331	4,540

	$213,801	200,004	183,809

Number of Customers

	2008	2007	2006
Residential and business	228,794	227,789	226,332
Industrial	77	79	83
Public authorities	1,591	1,715	1,725
Others	3,838	3,717	3,560

	234,300	233,300	231,700

Operating Expense

Operating expense by segment was as follows:

Operating Expense

	2008	2007	2006
	(in thousands)
Water Utility Services	$183,774	172,698	153,199
Real Estate Services	2,995	2,994	2,403
All Other	684	1,156	2,083

	$187,453	176,848	157,685

Operating expense increased $10,605,000 or 6% in 2008 compared to 2007, and $19,163,000 or 12% in 2007 compared to 2006.

The change in operating expense was due to the following:

	2008 vs. 2007 Increase/(decrease)		2007 vs. 2006 Increase/(decrease)
	(in thousands)
Water Production Costs:
Change in surface water supply	$(2,090)	(1)%	$8,685	6%
Change in usage and new customers	(8)	—	3,967	2%
Purchased water and groundwater extraction charge and energy price increase	6,047	3%	4,814	3%

Total water production costs	3,949	2%	17,466	11%
Administrative and general	1,354	1%	1,226	1%
Other operating expense	1,483	1%	(188)	—
Maintenance	1,495	1%	1,439	1%
Property taxes and other non-income taxes	486	—	414	—
Depreciation and amortization	1,189	1%	1,555	1%
Income taxes	649	—	(2,749)	(2)%

	$10,605	6%	$19,163	12%

The various components of operating expenses are discussed below.

Water production costs

2008 vs. 2007

Water production costs increased $3,949,000 primarily due to $6,047,000 in purchased water and groundwater extraction charge price increases, offset by $2,090,000 in decreased surface water supply costs due to increased availability of surface water supply in 2008 compared to 2007.

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

Sources of Water Supply

The Water Utility Services water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water and water purchased from regional wholesalers. Surface water is the least expensive source of water. The following table presents the sources of water supply for the Water Utility Services:

	Source of Water Supply
	2008	2007	2006
	(million gallons) (MG)
Purchased water	26,436	28,688	27,722
Groundwater	22,839	21,766	14,488
Surface water	2,283	1,051	6,684
Reclaimed water	404	417	408

	51,962	51,922	49,302

Average water production cost per MG	$1,736	1,661	1,396

Water production in 2008 for the Water Utility Services increased 40 million gallons from 2007. Water production in 2007 increased 2,620 million gallons from 2006. The increases are primarily attributable to an increase in consumption by customers. The changes in operating expenses are consistent with the related water production changes.

The following table represents the cost of purchased water and the groundwater extraction charge for water pumped from the ground basin, per million gallons, as of December 31:

	2008	2007	2006
Purchased water	$1,903	1,765	1,642
Groundwater extraction charge	$1,596	1,458	1,335

Other Operating Expense

The following table represents components of other operating expense:

	2008	2007	2006
	(in thousands)
Water supply	$1,139	1,137	1,197
Water treatment and quality	2,924	2,512	2,131
Pumping	2,257	2,066	1,913
Transmission and distribution	3,551	3,541	3,430
Customer accounts	6,273	5,416	4,820
Other	246	235	1,604

Total other operating expenses	$16,390	14,907	15,095

2008 vs. 2007

Other operating expense increased $1,483,000 in 2008 or 10% in comparison to 2007. The increase consisted primarily of: (1) $556,000 due to salary increases and new hires, (2) $315,000 in contracted work due to increased repair activity, (3) $235,000 increase in materials, supplies and postage, (4) $191,000 due to an increase in uncollectible accounts, and (5) $186,000 in miscellaneous expenses.

2007 vs. 2006

Other operating expense decreased $188,000 in 2007 or 1% in comparison to 2006. The decrease consisted primarily of: (1) $745,000 due to the sale of Crystal Choice Water Service in January 2007, (2) $252,000 due to the sale of SJW Land Company parking lots in 2006 and (3) $64,000 in miscellaneous expenses. These decreases were offset by: (1) $436,000 increase in CLWSC due to an additional five months of activity and (2) $437,000 in San Jose Water Company due to salary increases and new hires.

Administrative and General Expense

2008 vs. 2007

Administrative and general expense increased $1,354,000 in 2008 or 6% in comparison to 2007. The increase consisted primarily of: (1) $833,000 due to salary increases and new hires, (2) $348,000 due to legal fees and uninsured losses, (3) $325,000 due to the increased cost of health insurance, (4) $126,000 in increased workman’s compensation insurance, and (5) $340,000 in miscellaneous expenses. These increases were offset by a $618,000 decrease in pension and retirement expenses. While SJW Corp. experienced a decrease in the expense for its pension plans in 2008, it anticipates this expense to increase in 2009 due primarily to a decline in the value of the assets held by the pension plan. The decrease in the value of the assets held by the pension plan reflects the 41% decline in the S&P 500 Index for 2008.

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

Maintenance Expense

2008 vs. 2007

Maintenance expense increased $1,495,000 in 2008 or 13% in comparison to 2007, and $1,439,000 in 2007 or 14% in comparison to 2006. The increase in 2008 consisted primarily of: (1) $696,000 due to salary increases and new employees, (2) $582,000 in contracted work, paving, and materials and supplies due to increased maintenance and repairs, (3) $183,000 in transportation expenses due to the increased cost of fuel, and (4) $34,000 in miscellaneous expenses. In addition, the level of maintenance expense varies with the level of public work projects instituted by the government, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.’s facilities.

2007 vs. 2006

Maintenance expense increased $1,439,000 in 2007 or 14% in comparison to 2006. The increase in 2007 was primarily due to increased labor costs and an increase in water main and service leaks of approximately 41%.

Property Taxes and Other Non-income Taxes

Property taxes and other non-income taxes for 2008 and 2007 increased $486,000 and $414,000, respectively, primarily due to increased utility property placed in service.

Depreciation

Depreciation expense increased $1,189,000 in 2008 or 5% in comparison to 2007 due to an increase in depreciable assets consisting primarily of the purchase of an office building, main additions and pumping equipment. Depreciation expense increased $1,555,000 in 2007 or 7% in comparison to 2006 due to an increase in depreciable assets, of which $769,000 is applicable to the purchase by SJW Land Company, of an office and distribution facility in Knoxville, Tennessee.

Income Tax Expense

Income tax expense for 2008 was $13,198,000, compared to $12,549,000 in 2007, excluding taxes on the gain on sale of real estate investments and utility plant of $836,000 for 2008.

The effective consolidated income tax rates for 2008, 2007 and 2006 were 40%, 40% and 41%, respectively. Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for the reconciliation of actual income tax expense to expected income taxes.

Other Income and Expense

Interest expense, including interest on long-term debt and mortgages, increased $1,718,000 or 13% in 2008 compared to 2007. In December 2007, San Jose Water Company issued a senior note in the amount of $20,000,000. In addition, SJW Corp. experienced a higher level of borrowing on the line of credit for which the cost of borrowing averaged 3.68% for 2008. SJW Corp.’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs was 6.9%, 6.9% and 7.3% for the years ended December 31, 2008, 2007 and 2006, respectively.

Other income for the year ended December 31, 2008 included an after-tax gain of $1,224,000 related to the sale of properties. In January 2006, SJW Land Company and San Jose Water Company sold approximately one acre of nonutility property, resulting in an after-tax gain of $1,535,000. In December 2006, SJW Land Company sold two real estate investment properties totaling approximately 6.7 acres resulting in an after-tax gain of $14,820,000. Please refer to Note 12, “Sale of Real Estate Investments,” under Notes to Consolidated Financial Statements.

Other comprehensive income in 2008 was $6,107,000, net of tax, which was primarily due to an increase in the market value of the investment in California Water Service Group. Other comprehensive loss in 2007 was $2,201,000, net of tax, which was primarily due to a decrease in the market value of the investment in California Water Service Group.

Liquidity and Capital Resources

The Water Utility Services business derives the majority of its revenue directly from residential and business customers. The Water Utility Services bills the majority of its customers’ on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Corp. operates. The current United States recession and related high unemployment rate may have the effect of increasing payment delinquencies. However, such delinquencies are mitigated by service interruptions due to non-payment and the related customer policies. Because California is a high cost of living state, it is possible that Californian’s may migrate to other states with a lower cost of living during this recessionary environment. As of December 31, 2008, the decline in the number of customers is minimal and write-offs for uncollectible accounts have been less than 1% of total revenue.

Funds collected from the Water Utility Service’s customers are used to pay for water production costs, in addition to all costs associated with general operations. Funds are also generated by the issuance of new debt. From these amounts, SJW Corp. paid cash dividends of approximately $11,875,000 and funded its working capital. The remaining amount is available to fund SJW Corp.’s capital expenditure program. In addition to using such internally generated funds, we also fund our capital program with the issuance of new debt.

In 2008, the common dividends declared and paid on SJW Corp.’s common stock represented 55% of net income for 2008. Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 261 consecutive quarters and the annual dividend amount has increased in each of the last 41 years. While historically SJW Corp. has paid dividends equal to approximately 50% to 60% of its earnings, we cannot guarantee that trend will continue in the future.

Cash Flow from Operations

In 2008, SJW Corp. generated cash flow from operations of approximately $51,800,000, compared to $42,000,000 in 2007 and $44,300,000 in 2006. Cash flow from operations is primarily generated by net income adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes and gains on the sale of assets, offset by working capital changes. The increase in 2008 of cash flow from operations of approximately $9,800,000 was affected by an increase of approximately $9,900,000 in net income adjusted for non-cash items and approximately a $200,000 decrease in working capital. The increase in net income adjusted for non-cash items is primarily related to a decrease in taxes paid of $8,700,000 in 2008 due to bonus depreciation allowed in 2008 but not in 2007 and working capital uses were due to changes in various accruals and a decrease in pension expense from 2007 to 2008. Cash flow from operations in 2007 decreased approximately $2,300,000, which was largely attributable to the decline in operating income in that period.

Cash Flow from Investing Activities

In 2008, SJW Corp. used approximately $68,900,000 of cash for company funded capital expenditures and received approximately $3,300,000 from the sale of real estate investments. In 2007, SJW Corp. used approximately $73,200,000 of cash for company funded capital expenditures and $48,200,000 for the purchase of real estate investments, of which approximately $31,200,000 was due to the sale proceeds held in a trust account from the sale of real estate investments in 2006.

The Water Utility Services’ budgeted capital expenditures for 2009, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2009
	(in thousands)
Water treatment	$1,839	2%
Source of supply	3,661	5%
Reservoirs and tanks	4,431	6%
Pump stations and equipment	6,606	9%
Equipment and other	7,529	11%
Green and alternative energy	8,974	13%
Distribution system	38,374	54%

	$71,414	100%

The 2009 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $38,374,000 is approximately $28,000,000 that is planned to be spent to replace the Water Utility Services’ pipes and mains.

The Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, the Water Utility Services expects to incur approximately $386,885,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. The Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

Cash Flow from Financing Activities

In 2008, borrowings on the line of credit were slightly lower than 2007 and 2006. Repayments on the line of credit were also lower in 2008 compared to 2007 and 2006. In 2007, San Jose Water Company issued two senior notes each in the amount of $20,000,000. In 2006, SJW Land Company obtained a mortgage loan of approximately $3,825,000 and SJWTX, Inc. issued a senior note in the amount of $15,000,000.

The availability on SJW Corp.’s line of credit is $13,600,000 as of December 31, 2008. SJW Corp. expects to draw down on this line of credit and continue its practice of issuing long-term debt to fund its capital expenditure program. See also “Sources of Capital—Water Utility Services” below.

Sources of Capital

Water Utility Services

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. The average borrowing rate of San Jose Water Company’s long-term debt is 7.05%.

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

San Jose Water Company has outstanding $170,000,000 of unsecured senior notes as of December 31, 2008. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2008, San Jose Water Company’s funded debt was 48% of total capitalization and the net income available for interest charges was 384% of interest charges.

On February 2, 2009, San Jose Water Company issued $10,000,000 of Senior Notes Series J, with an interest rate of 6.54%. Proceeds from the sales of Senior Notes Series J will be used to repay short-term borrowings.

San Jose Water Company has received two loans in the aggregate principal amount of $3,076,000 from the California Department of Water Resources’ Safe Drinking Water State Revolving Fund (“SDWSRF”) for the retrofit of San Jose Water Company’s water treatment plants. Terms of these loans require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39% and 2.60%. The outstanding balance as of December 31, 2008 is $2,812,000.

SJWTX, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000,000 of senior notes as of December 31, 2008. The senior note agreement has terms and conditions that restrict the company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and, (2) the minimum net worth of SJW Corp. becomes less than $125,000,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005.

Real Estate Services

As of December 31, 2008, SJW Land Company’s outstanding balance of mortgages related to acquiring properties in various states totaled $25,601,000. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties. The average borrowing rate of SJW Land Company mortgages is 6.07%.

As of December 31, 2008, SJW Land Company also had an outstanding mortgage loan in the amount of $3,905,000 borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage loan is due April 2011 and is amortized over 25 years with an interest rate of 7.8%. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company.

SJW Corp. and its Subsidiaries

SJW Corp. and its subsidiaries consolidated long-term debt was 46% of total capitalization as of December 31, 2008. Management believes that SJW Corp. is capable of obtaining future long-term capital to fund regulated and nonregulated growth opportunities and capital expenditure requirements.

SJW Corp. and its subsidiaries have an unsecured line of credit available that allows aggregate short-term borrowings of up to $35,000,000 at rates that approximate the bank’s prime or reference rate. At December 31, 2008, SJW Corp. and its subsidiaries had available unused short-term bank line of credit of $13,600,000. The cost of borrowing averaged 3.68% for 2008. The line of credit expires on June 1, 2010.

Off-Balance Sheet Arrangement/Contractual Obligations

SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.

SJW Corp.’s contractual obligation and commitments as of December 31, 2008 are as follows:

	Contractual Obligations Due in
	Total	Less than 1 Year	1-5 Years	After 5 Years
	(in thousands)
Senior notes, Water Utility Services	$185,000	—	—	185,000
SJW Land Company mortgages	25,601	511	9,733	15,357
Advances for construction, San Jose Water Company	74,787	2,256	8,828	63,703
SDWSRF loan, San Jose Water Company	2,812	127	539	2,146
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	3,905	109	3,796	—

Total contractual cash obligation	$292,105	3,003	22,896	266,206

Total interest on contractual obligations	$271,975	14,711	57,459	199,805

In addition to the obligations listed above, San Jose Water Company issued a standby letter of credit with a commercial bank in the amount of $2,000,000 and $1,000,000 in support of its $1,763,000 and $1,049,000 SDWSRF loans which were funded in 2005 and 2008. The letter of credit automatically renews for one year each December and the amount of coverage can be reduced as the principal balance decreases.

San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ending December 31, 2008, 2007 and 2006, San Jose Water Company purchased from SCVWD 22,500 million gallons ($41,500,000), 22,600 million gallons ($38,500,000) and 21,500 million gallons ($34,500,000), respectively. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase from SCVWD a minimum of 90% of the delivery schedule, or 23,700 million gallons ($45,000,000) of water at the current contract water rate of $1,903 per million gallons in the contract year ending June 30, 2009. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available from SCVWD. The contract water rates are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rates for SCVWD’s fiscal year ended 2009, 2008 and 2007 were $1,903, $1,765 and $1,642, per million gallons, respectively.

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

San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2008, San Jose Water Company contributed $3,000,000 to the pension plan. In 2009, San Jose Water Company expects to make a contribution of $3,300,000 and $394,000 to the pension plan and other post retirement benefit plan, respectively. The amount of required contributions for years thereafter is not actuarially determinable.

San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement contracts, an Executive Supplemental Retirement Plan and an Executive Special Deferral Election Plan. Under these benefit plans, San Jose Water Company is committed to pay approximately $365,000 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.

CLWSC purchases water from GBRA under terms of agreements expiring in 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC 6,000 acre-feet per year of water supply from GBRA. The water rate may be adjusted by GBRA at any time, provided they give CLWSC 60-day written notice on the proposed adjustment.

444 West Santa Clara Street, L.P.

SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm, which is partially owned by the Chairman of the Board of SJW Corp., owns the remaining 30% limited partnership interest. A commercial building is constructed on the property of 444 West Santa Clara Street, L.P. and is leased to an international real estate firm under a 12-year lease. The partnership is being accounted for under FIN46R.

Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 requires noncontrolling interests, previously referred to as minority interests, to be reported as a component of equity, net income and comprehensive income to be displayed for both the controlling and noncontrolling interests, along with other required disclosures and reconciliations. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SJW Corp. has evaluated the impact of SFAS 160 and the effect is considered not material to SJW Corp.’s financial position, results of operations and cash flow.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (“SFAS 141R”), “Business Combinations.” SFAS 141R clarifies the information that a reporting entity provides in its financial reports about a business combination and it replaces SFAS 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SJW Corp. has evaluated the impact of SFAS 141R and the effect is considered not material to SJW Corp.’s financial position, results of operations and cash flow.

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

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

SJW Corp.:

We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of the Company as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California
March 6, 2009

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

SJW Corp.:

We have audited SJW Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SJW Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and board of directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SJW Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California
March 6, 2009

SJW Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2008	2007
Assets
Utility plant:
Land	$8,134	5,695
Depreciable plant and equipment	855,427	778,277
Construction in progress	7,142	24,298
Intangible Assets	8,040	8,040

	878,743	816,310
Less accumulated depreciation and amortization	272,562	255,025

	606,181	561,285

Real estate investment	88,000	88,029
Less accumulated depreciation and amortization	5,511	3,834

	82,489	84,195

Current assets:
Cash and cash equivalents	3,406	2,354
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $279 in 2008 and $196 in 2007	11,622	10,390
Income tax	657	2,557
Other	1,154	1,222
Accrued unbilled utility revenue	12,896	12,654
Materials and supplies	933	782
Prepaid expenses	1,293	1,632

	31,961	31,591

Other assets:
Investment in California Water Service Group	51,071	40,720
Unamortized debt issuance and reacquisition costs	3,162	3,345
Regulatory assets	73,778	44,712
Other	2,235	1,478

	130,246	90,255

	$850,877	767,326

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share and per share data)

	December 31,
	2008	2007
Capitalization and Liabilities
Capitalization:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,452,447 shares in 2008 and 18,361,733 shares in 2007	$9,611	9,564
Additional paid-in capital	20,548	18,723
Retained earnings	204,744	195,331
Accumulated other comprehensive income	19,423	13,316

Total shareholders’ equity	254,326	236,934
Long-term debt, less current portion	216,613	216,312

	470,939	453,246

Current liabilities:
Line of credit	18,400	5,000
Current portion of long-term debt	705	622
Accrued groundwater extraction charges and purchased water	5,256	5,595
Purchased power	563	514
Accounts payable	5,758	9,268
Accrued interest	4,567	4,522
Accrued taxes	855	791
Accrued payroll	3,325	2,583
Other current liabilities	3,894	4,059

	43,323	32,954

Deferred income taxes	97,038	74,643
Unamortized investment tax credits	1,675	1,735
Advances for construction	74,787	74,518
Contributions in aid of construction	114,082	100,649
Deferred revenue	1,247	1,313
Postretirement benefit plans	42,331	23,357
Other noncurrent liabilities	5,455	4,911
Commitments and contingencies	—	—

	$850,877	767,326

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31 (in thousands, except share and per share data)

	2008	2007	2006
Operating revenue	$220,347	206,601	189,238
Operating expense:
Operation:
Purchased water	48,291	48,596	44,896
Power	7,559	7,532	5,170
Groundwater extraction charges	34,368	30,141	18,737

Total production costs	90,218	86,269	68,803
Administrative and general	23,688	22,334	21,108
Other	16,390	14,907	15,095
Maintenance	13,123	11,628	10,189
Property taxes and other nonincome taxes	6,793	6,307	5,893
Depreciation and amortization	24,043	22,854	21,299
Income taxes	13,198	12,549	15,298

Total operating expense	187,453	176,848	157,685

Operating income	32,894	29,753	31,553

Other (expense) income:
Interest on senior notes	(12,358)	(10,912)	(9,292)
Mortgage and other interest expense	(2,369)	(2,097)	(1,833)
Gain on sale of real estate investments, net of taxes of $567 in 2008 and $11,248 in 2006	832	—	16,355
Gain on the sale of utility property, net of taxes of $269	392	—	—
Dividends	1,287	1,276	1,265
Other, net	783	1,303	533

Net income	$21,461	19,323	38,581

Other comprehensive income (loss):
Unrealized income (loss) on investment, net of taxes of $4,244 in 2008, $1,529 in 2007 and $984 in 2006	6,107	(2,201)	1,415
Minimum pension liability adjustment, net of taxes of $2,521 in 2006	—	—	3,666

Other comprehensive income (loss)	6,107	(2,201)	5,081

Comprehensive income	$27,568	17,122	43,662

Earnings per share
—Basic	$1.17	1.05	2.11
—Diluted	$1.15	1.04	2.08
Weighted average shares outstanding
—Basic	18,410,122	18,334,352	18,275,505
—Diluted	18,609,836	18,552,228	18,528,896

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balances, December 31, 2005	18,270,882	$9,516	$15,368	$160,588	$10,436	$195,908
Cumulative effect of adoption of SAB 108 (see Note 1)				(1,744)		(1,744)

Adjusted balances as of January 1, 2006	18,270,882	9,516	15,368	158,844	10,436	194,164
Net income				38,581		38,581
Other comprehensive income
Unrealized gain on investment, net of tax effect of $984					1,415	1,415
Reclassification of minimum pension liability to Regulatory Asset, net of tax effect of $2,521, in conjunction with the implementation of SFAS 158 (see Note 11)					3,666	3,666

Comprehensive income						43,662
Stock-based compensation			633	(223)		410
Exercise of stock options and similar instruments	1,939	1	35			36
Employee stock purchase plan	8,948	5	231			236
Dividends paid ($.57 per share)				(10,326)		(10,326)

Balances, December 31, 2006	18,281,769	$9,522	$16,267	$186,876	$15,517	$228,182
Cumulative effect of adoption of FASB Interpretation No. 48 (see Note 5)				444		444

Adjusted balances as of January 1, 2007	18,281,769	9,522	16,267	187,320	15,517	228,626
Net income				19,323		19,323
Other comprehensive income
Unrealized loss on investment, net of tax effect of $1,529					(2,201)	(2,201)

Comprehensive income						17,122
Stock-based compensation			655	(223)		432
Exercise of stock options and similar instruments	65,223	34	1,316			1,350
Employee stock purchase plan	14,741	8	485			493
Dividends paid ($.60 per share)				(11,089)		(11,089)

Balances, December 31, 2007	18,361,733	9,564	18,723	195,331	13,316	236,934
Net income				21,461		21,461
Other comprehensive income
Unrealized gain on investment, net of tax effect of $4,244					6,107	6,107

Comprehensive income						27,568
Stock-based compensation			601	(173)		428
Exercise of stock options and similar instruments	61,230	32	716			748
Employee stock purchase plan	17,807	9	487			496
Issuance of stock to minority interest holder of CLWSC	11,677	6	21			27
Dividends paid ($.65 per share)				(11,875)		(11,875)

Balances, December 31, 2008	18,452,447	9,611	20,548	204,744	19,423	254,326

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (in thousands)

	2008	2007	2006
Operating activities:
Net income	$21,461	19,323	38,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,043	22,854	21,299
Deferred income taxes	6,079	(1,778)	10,773
Stock-based compensation	601	655	436
Gain on sale of real estate investments, net of taxes	(832)	—	(16,355)
Gain on sale of utility property, net of taxes	(392)	—	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(1,406)	(2,310)	(1,570)
Accounts payable, purchased power and other current liabilities	(1,107)	(731)	1,488
Accrued groundwater extraction charges and purchased water	(339)	1,352	260
Accrued taxes	542	(1,760)	(1,697)
Accrued interest	45	652	253
Accrued payroll	892	(272)	(95)
Prepaid expenses and materials and supplies	188	55	(176)
Postretirement benefits	713	1,921	478
Other noncurrent assets and noncurrent liabilities	(302)	873	(9,016)
Other changes, net	1,606	1,197	(361)

Net cash provided by operating activities	51,792	42,031	44,298

Investing activities:
Additions to utility plant	(68,943)	(73,217)	(58,028)
Additions to real estate investment	—	(48,245)	(12,718)
Cost to retire utility plant, net of salvage	(2,594)	(1,160)	(1,013)
Payments for business acquisitions, net of cash acquired	—	—	4,083
Proceeds from sale of real estate investment	3,304	—	33,632
Proceeds from sale of utility property	1,582	—	—
Sale proceeds held in trust account	—	31,261	(31,261)

Net cash used in investing activities	(66,651)	(91,361)	(65,305)

Financing activities:
Cancellation of Canyon Lake Water Supply Corporation bonds	—	—	(19,951)
Borrowings from line of credit	25,950	31,400	37,000
Repayments of line of credit	(12,550)	(41,900)	(21,500)
Long-term borrowings	1,069	53,500	18,855
Repayments of long-term borrowings	(685)	(699)	(334)
Dividends paid	(11,875)	(11,089)	(10,326)
Exercise of stock options and similar instruments	890	1,298	226
Tax benefits realized from share options exercised	381	545	10
Receipts of advances and contributions in aid of construction	15,025	17,016	13,443
Refunds of advances for construction	(2,294)	(2,175)	(2,026)

Net cash provided by financing activities	15,911	47,896	15,397

Net change in cash and cash equivalents	1,052	(1,434)	(5,610)
Cash and cash equivalents, beginning of year	2,354	3,788	9,398

Cash and cash equivalents, end of year	$3,406	2,354	3,788

Cash paid during the year for:
Interest	$15,249	13,142	11,332
Income taxes	$6,304	15,018	17,158
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$(2,626)	2,849	—
Decrease in real estate investments due to transfer to utility property	$—	3,035	—
Utility property installed by developers	$4,049	—	—

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIAIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2008, 2007 and 2006

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

SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), a wholly owned subsidiary, was incorporated in September 2005. On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC provides service to approximately 8,700 connections that serve approximately 36,000 residents in a service area comprising more than 153 square miles in the region between San Antonio and Austin, Texas, as of December 31, 2008.

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

Utility Plant

The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2008, 2007 and 2006 was $461, $527 and $458, respectively. Construction in progress was $7,142 and $24,298 at December 31, 2008 and 2007, respectively.

The major components of depreciable plant and equipment as of December 31, 2008 and 2007 are as follows:

	2008	2007
Equipment	$164,672	145,188
Transmission and distribution	641,344	597,281
Office buildings and other structures	49,411	35,808

Total depreciable plant and equipment	$855,427	778,277

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2008, 2007 and 2006, depreciation expense was approximately 3.5%, 3.6% and 3.6%, respectively, of the beginning of the year balance of depreciable plant for all years excluding certain items credited to depreciation expense. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized. Depreciation expense for utility plant for the years ended December 31, 2008, 2007 and 2006 was $22,067, $20,956 and $20,095, respectively.

Utility Plant Intangible Assets

All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years (see Note 6).

Real Estate Investments

Real estate investments are recorded at cost and consist primarily of land and buildings. The major components of real estate investments as of December 31, 2008 and 2007 are as follows:

	2008	2007
Land	$22,381	22,369
Buildings and improvements	65,388	65,429
Intangibles	231	231

Total real estate investment	$88,000	88,029

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 39 years.

Land and buildings and improvements include assets held for lease of $86,641 as of December 31, 2008 and 2007. The following schedule shows the future minimum rental payments required under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2008:

Year ending December 31:	Rental Payments
2009	$3,598
2010	3,192
2011	3,204
2012	2,641
2013	2,370
Thereafter	24,729

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

Financial Instruments

The carrying amount of SJW Corp.’s current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented due to the short maturity of the instruments (see Note 14). The fair market value of long-term debt is discussed in Note 4.

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

Other Assets

Debt reacquisition costs are amortized over the term of the related debt. Debt issuance costs are amortized to interest expense in the Consolidated Statements of Income and Comprehensive Income.

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

Regulatory assets and liabilities are comprised of the following as of December 31:

	2008	2007
Regulatory assets:
Income tax temporary differences	$10,927	12,135
Postretirement pensions and other medical benefits	61,347	30,349
Other obligations	3,876	4,089

Total regulatory assets	$76,150	46,573

Regulatory liabilities:
Future tax benefits to ratepayers	$2,372	1,861

Net Regulatory Assets included in Balance Sheet	$73,778	44,712

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

Advances for Construction and Contributions in Aid of Construction

In California, advances for construction received after 1981 are being refunded ratably over 40 years. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2009	$2,256
2010	2,211
2011	2,209
2012	2,204
2013	2,204
Thereafter	63,703

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

Asset Retirement Obligation

SJW Corp.’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2008 and 2007, the asset retirement obligation is as follows:

	2008	2007
Retirement obligation	$3,745	3,698
Discount rate	6%	6%
Present value	1,023	1,000
Deferred tax	704	688

Regulatory asset	$1,727	1,688

Revenue

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition.”

Metered revenue of the Water Utility Services include billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and record its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to Water Utility Services estimates are determined. Operating revenue in 2008, 2007 and 2006 includes $4,612, $4,561 and $4,045, respectively, from the operation of the City of Cupertino municipal water system.

Revenues also include a surcharge collected from regulated customers that are paid to the CPUC. This surcharge is recorded in operating revenues and administrative and general expenses. For the years ended December 31, 2008, 2007 and 2006, the surcharge was $2,999, $2,708 and $2,505, respectively.

Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company is recognized ratably over the term of the leases.

Balancing Account

For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by CPUC to offset those expense changes. Since the balances have to be approved by CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until CPUC authorizes the change in customers’ rates. As of December 31, 2008 and 2007, the total accrued in San Jose Water Company’s balancing account was an over-collection of $1,977 and $1,656, respectively, including interest.

Pension Accounting

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158 (“Statement 158”), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” As of December 31, 2006, SJW Corp. adopted Statement 158. Statement 158 requires employers to recognize on their balance sheets the funded status of pensions and other postretirement benefit plans based on the projected benefit obligations.

Share-Based Payment

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

Earnings per Share

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp.’s Long-Term Incentive Plan, and income available to common shareholders. Anti-dilutive restricted common stock units and stock options of 2,909, 146 and 104 as of December 31, 2008, 2007 and 2006, respectively, were excluded from the dilutive earnings per share calculation.

Note 2.    Capitalization

SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2008 and 2007, 18,452,447 and 18,361,733, respectively, shares of common stock were issued and outstanding.

At December 31, 2008 and 2007, 176,407 shares of preferred stock of $25 par value per share were authorized and none were outstanding.

Note 3.    Line Of Credit

SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $35,000. This line of credit bears interest at variable rates and expires on June 1, 2010. As of December 31, 2008 and 2007, SJW Corp. has an outstanding balance on the line of credit of $18,400 and $5,000, respectively. Cost of borrowing averaged 3.68% and 6.19%, respectively, as of December 31, 2008 and 2007.

San Jose Water Company issued two standby letters of credit with a commercial bank in the amount of $3,000 in support of its Safe Drinking Water State Revolving Fund (“SDWSRF”) loans which was funded in 2005 and 2008. The letters of credit automatically renews for one year each December unless the issuing bank elects not to renew it, and the amount of coverage can be reduced as the loan principal balance decreases.

Note 4.    Long-Term Debt

Long-term debt as of December 31 was as follows:

Description	Due Date	2008	2007
Senior notes, San Jose Water Company:
A 8.58%	2022	$20,000	20,000
B 7.37%	2024	30,000	30,000
C 9.45%	2020	10,000	10,000
D 7.15%	2026	15,000	15,000
E 6.81%	2028	15,000	15,000
F 7.20%	2031	20,000	20,000
G 5.93%	2033	20,000	20,000
H 5.71%	2037	20,000	20,000
I 5.93%	2037	20,000	20,000
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000

Total senior notes		$185,000	185,000

Mortgage loans 5.61% - 6.09%	2017	25,601	26,081
444 West Santa Clara Street, L.P. 7.80% (non-recourse to SJW Land Company)	2011	3,905	4,006
SDWSRF loans 2.39% and 2.60%, San Jose Water Company	2027	2,812	1,847

Total debt		$217,318	216,934
Less: Current portion		705	622

Total long-term debt, less current portion		$216,613	216,312

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

The senior note agreement of SJWTX has terms and conditions that restrict SJWTX from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded debt exceeds 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income since December 31, 2005. As of December 31, 2008, SJW Corp. does not face any restrictions in issuing any future indebtedness as a result of these terms and conditions.

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

	Amortization Schedule
Year	Total Payment	Interest	Principal
2009	1,992	1,481	511
2010	1,992	1,450	542
2011	1,992	1,418	574
2012	1,992	1,385	607
2013	9,096	1,086	8,010
Thereafter	17,962	2,605	15,357

444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $3,905 as of December 31, 2008. The mortgage loan is due in April 2011 and amortized over 25 years with a fixed interest rate of 7.8%. The loan is secured by the partnership’s real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2009	410	301	109
2010	410	292	118
2011	3,820	142	3,678

San Jose Water Company has two loans from the SDWSRF at a rate of 2.39% and 2.60%. The outstanding loan balances as of December 31, 2008 is $2,812. San Jose Water Company issued standby letters of credit with a commercial bank in the amount of $3,000 in support of these loans. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balances decrease. An amortization schedule of the SDWSRF loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2009	196	69	127
2010	196	66	130
2011	196	63	133
2012	196	60	136
2013	196	56	140
Thereafter	2,529	383	2,146

The fair value of long-term debt as of December 31, 2008 and 2007 was approximately $206,845 and $238,005, respectively, using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration.

Note 5.    Income Taxes

The components of income tax expense were:

	2008	2007	2006
Current:
Federal	$4,546	10,981	12,157
State	3,409	3,346	3,616
Deferred:
Federal	6,788	(1,148)	8,768
State	(709)	(630)	2,005

	$14,034	12,549	26,546

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 35% to income before income taxes:

	2008	2007	2006
“Expected” federal income tax	$12,151	11,155	22,795
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	2,061	1,831	3,742
Dividend received deduction	(309)	(313)	(310)
Other items, net	131	(124)	319

	$14,034	12,549	26,546

	2008	2007	2006
Income taxes included in operating expenses	$13,198	12,549	15,298
Income taxes included in gain on sale of utility property	269	—	—
Income taxes included in gain on sale of real estate investments	567	—	11,248

	$14,034	12,549	26,546

The components of the net deferred tax liability as of December 31 was as follows:

	2008	2007
Deferred tax assets:
Advances and contributions	$15,992	15,463
Unamortized investment tax credit	901	934
Pensions and postretirement benefits	4,367	4,058
California franchise tax	980	1,077
Other	941	670

Total deferred tax assets	$23,181	22,202
Deferred tax liabilities:
Utility plant	$58,503	50,930
Pension and postretirement benefits	25,004	12,370
Investment in stock	18,684	14,440
Deferred gain-property transfer	16,061	16,678
Debt reacquisition costs	744	793
Other	1,223	1,634

Total deferred tax liabilities	120,219	96,845

Net deferred tax liabilities	$97,038	74,643

Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.

SJW Corp. adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FASB Interpretation 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result, SJW Corp. recognized a decrease in its liability for unrecognized tax benefits of approximately $444 which was recorded as an increase to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,228 and $1,438 as of December 31, 2008 and 2007, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $647 and $669 as of December 31, 2008 and 2007, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$1,497
Additions based on tax position related to the current year, including interest	108
Reductions for tax positions of prior year, including interest	(262)

Balance at December 31, 2008	$1,343

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $68 as of December 31, 2008. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $174 within the next 12 months following December 31, 2008 due to the lapsing statute of limitations. Through December 31, 2008, since the adoption of FASB Interpretation 48, a cumulative reduction of $464 was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2005 – 2007
California	2004 – 2007
Arizona	2006 – 2007
Connecticut	2005 – 2007
Florida	2005 – 2007
Tennessee	2007
Texas	2005 – 2007

Note 6.    Intangible Assets

Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, and other intangibles of $1,240 primarily incurred in conjunction with Santa Clara Valley Water District (“SCVWD”) water contracts related to the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.

Amortization expense for the intangible assets was $299 for the year ended December 31, 2008, $299 for the year ended December 31, 2007 and $294 for the year ended December 31, 2006. Amortization expense for 2009, 2010, 2011, 2012 and 2013 is anticipated to be $299 per year.

The costs of intangible assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Concession fees	$6,800	6,800
Other intangibles	1,240	1,240

Intangible assets	8,040	8,040
Less: Accumulated amortization
Concession fees	3,060	2,788
Other intangibles	473	446

Net intangible assets	$4,507	4,806

Note 7.    Commitments

San Jose Water Company purchases water from SCVWD. Delivery schedules for purchased water are based on a contract year beginning July 1 of each year, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2008, 2007 and 2006, San Jose Water Company purchased from SCVWD 22,500 million gallons ($41,500), 22,600 million gallons ($38,500) and 21,500 million gallons ($34,500), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 90% of the delivery schedule, or 23,700 million gallons ($45,000) of water at the current contract water rate of $1,903 per million gallons, from SCVWD in the contract year ending June 30, 2009. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis and if the water supply is available from SCVWD.

The contract water rates are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rates, per million gallons, for SCVWD’s fiscal year ended 2009, 2008 and 2007 were $1,903, $1,765 and $1,642, respectively.

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

As of December 31, 2008, San Jose Water Company had 342 employees, of whom 101 were executive, administrative or supervisory personnel, and of whom 241 were members of unions. On February 7, 2008, San Jose Water Company reached a two-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2008 through December 31, 2009. Both groups are affiliated with the AFL-CIO. The agreements include a wage adjustment of approximately 3.3% for union workers for the calendar year 2009 and minor benefit modifications.

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

The consolidated financial statements of SJW Corp. at December 31, 2008 and 2007 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances were eliminated. Minority interest of $64, $72 and $62 was included in other income in the Consolidated Statements of Income and Comprehensive Income at December 31, 2008, 2007 and 2006, respectively. Included in other non-current liabilities of SJW Corp.’s Consolidated Balance Sheet is minority interest of $15 and $23 at December 31, 2008 and 2007, respectively.

Note 10.    Employee Benefit Plans

Pension Plans

San Jose Water Company sponsors noncontributory defined benefit pension plans. Benefits under the plans are based on an employee’s any three twelve consecutive month periods of employment. San Jose Water Company’s policy is to contribute the net periodic pension cost to the plans to the extent it is tax deductible.

The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives. Investment decisions have been delegated by the committee to an Investment Manager, presently Wachovia Securities, LLC. Investment guidelines set forth in the Investment Policy Statement (“IPS”) require that at least 25% of plan assets be invested in bonds. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. Since the Pension Plan’s inception in 1984, the plan has achieved 10.1% return on their investments while the applicable benchmark was 11.1% for the same period. For the fiscal year 2008, the Investment Manager, following the required investment guidelines, achieved a (22.8%) loss on their investments, while the applicable benchmark was (22.7%) for the same period.

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

General restrictions have been placed on the Investment Manager. They may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, subprime mortgages, or hold more than 5% of assets of any one private corporation. They may only invest in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s. The Investment Manager is reviewed regularly regarding performance by the Investment Consultant who provides at least quarterly reports to the committee for review.

San Jose Water Company has an Executive Supplemental Retirement Plan, which is a defined benefit plan under which San Jose Water Company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $7,585 and $6,791 as of December 31, 2008 and 2007, respectively, and net periodic pension cost of $780, $767 and $547 for 2008, 2007 and 2006, respectively.

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

Deferral Plan

San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the San Jose Water Company. San Jose Water Company contributions were $940, $896 and $846 in 2008, 2007 and 2006, respectively.

Executive Special Deferral Election Plan

SJW Corp. adopted an Executive Special Deferral Election Plan effective January 1, 2005, which was amended effective January 1, 2008. The plan allows certain executives and directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and directors have to make an election on the distribution and payment method of the deferrals before services are rendered. San Jose Water Company records the investment return on the deferred funds as compensation expense once the deferrals are made. Executives and directors had deferred $1,489, $1,192 and $778 to the plan as of December 31, 2008, 2007 and 2006, respectively. San Jose Water Company recorded an investment return of $69, $52 and $37 as of December 31, 2008, 2007 and 2006, respectively, on the deferred funds as compensation expense.

Assumptions Utilized on Actuarial Calculations

Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	%	%	%	%	%	%
Discount rate	6.50	6.00	5.75	6.50	6.00	5.75
Expected return on plan assets	8.00	8.00	8.00	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A

Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	%	%	%	%
Discount rate	6.06	6.50	6.20	6.50
Rate of compensation increase	4.00	4.00	N/A	N/A

Generally, it is expected of the Investment Manager that the performance of the Pension Plan Fund, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. As stated earlier, since the Pension Plan’s inception in 1984, the plan has achieved 10.1% return on their investments while the applicable benchmark was 11.1% for the same period. In 2008, the Investment Manager, following the required investment guidelines, achieved a (22.8%) loss on their investments, while the applicable benchmark was (22.7%) for the same period.

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

Net Periodic Pension Costs

Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$2,050	2,282	2,113	$176	193	172
Interest cost	4,248	3,946	3,525	353	328	306
Expected return on assets	(3,653)	(3,445)	(2,997)	(121)	(97)	(79)
Amortization of transition obligation	—	—	—	57	57	57
Amortization of prior service cost	411	451	467	151	166	173
Recognized actuarial loss	445	802	955	—	—	—

Net periodic benefit cost	$3,501	4,036	4,063	$616	647	629

Reconciliation of Funded Status

For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The actuarial present value of benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$66,146	65,992	$5,517	5,608
Service cost	2,050	2,282	176	193
Interest cost	4,248	3,946	353	328
Amendments	857	—	—	—
Actuarial (gain) loss	3,900	(3,690)	266	(407)
Benefits paid	(2,571)	(2,384)	(234)	(205)

Benefit obligation at end of year	$74,630	66,146	$6,078	5,517

Change in Plan Assets
Fair value of assets at beginning of year	$46,555	43,939	$1,418	1,124
Actual return on plan assets	(10,669)	2,699	39	52
Employer contributions	3,330	2,301	—	362
Benefits paid	(2,571)	(2,384)	(161)	(120)

Fair value of plan assets at end of year	36,645	46,555	1,296	1,418

Funded status at end of year	$(37,985)	(19,591)	$(4,782)	(4,099)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Current liabilities	$393	333	46	—
Noncurrent liabilities	37,595	19,258	$4,736	4,099

	$37,988	19,591	$4,782	4,099

Upon implementation of Statement 158, San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans. The following table summarizes the change in regulatory assets:

	2008	2007
Funded status of obligation	$42,767	23,690
Accrued benefit cost	(6,424)	(5,711)

Amount to be recovered in future rates	36,343	17,979
Tax gross-up	25,004	12,370

Regulatory asset	$61,347	30,349

The estimated amortization for the year ended December 31, 2009 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$448	—
Amortization of loss	1,760	—

Total	$2,208	—

Plan Assets

Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Fair value of assets at end of year:
Debt securities	$16,590	18,120	—	—
	45.3%	38.9%	—	—
Equity securities	$18,990	27,731	—	—
	51.8%	59.6%	—	—
Cash and equivalents	$1,065	704	$1,296	1,418
	2.9%	1.5%	100%	100%

Total	$36,645	46,555	$1,296	1,418

In 2009, San Jose Water Company expects to make a contribution of $3,300 and $394 to the pension plan and other post retirement benefit plan, respectively.

Benefits expected to be paid in the next five years are:

	Pension Plan	Other Postretirement Benefit Plan
2009	$2,908	$225
2010	3,067	242
2011	3,387	272
2012	3,636	312
2013	4,058	344
2014 – 2018	24,967	2,218

Note 11.    Long-Term Incentive Plan and Share-Based Payments

Common Shares

SJW Corp. has a Long-Term Stock Incentive Plan (the “Plan”), which has 1,800,000 common shares reserved for issuance. The Plan was initially adopted by the Board of Directors on March 6, 2002. The Plan was subsequently amended, and the new amended and restated Plan was adopted by the Board on January 30, 2008 and became effective on April 30, 2008. The Plan allows SJW Corp. to provide employees, non-employee Board members or the Board of Directors, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The special incentive compensation programs previously established for the non-employee Board members under the Plan, namely, the Deferral Election Program and Deferred Restricted Stock Program, each amended effective January 1, 2008, shall continue in effect under the Plan.

A participant in the Plan generally may not receive Plan awards covering an aggregate of more than 600,000 common shares in any calendar year. Additionally, awards granted under the Plan may be conditioned upon the attainment of specified performance goals. The types of awards included in the Plan are restricted stock awards, restricted stock units, performance shares, or other stock-based awards. In addition, shares are issued under the Employee Stock Purchase Plan (ESPP). As of December 31, 2008, 2007 and 2006, 150,866, 87,700 and 20,001 shares have been issued pursuant to the Plan, and 340,186, 367,404 and 400,659 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2008, 2007 and 2006, respectively. The remaining shares available for issuance under the Plan are 1,308,948, 1,344,896, and 1,379,340 for the years ended 2008, 2007 and 2006, respectively. The compensation costs charged to income was recognized on a straight-line basis over the requisite service period. The total compensation costs charged to income under the Plan were $601, $655 and $436 for 2008, 2007 and 2006, respectively. A summary of compensation costs charged to income, the exercise of stock options and similar instruments and the tax benefit realized from share options exercised, by award type, are presented below for the three years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Compensation costs charged to income:
Stock options	$58	105	130
Restricted stock and deferred restricted stock	543	550	306

Total compensation costs charged to income	$601	655	436

Exercise of stock options and similar instruments:
Stock options	$243	648	25
ESPP	496	485	201
Restricted stock and deferred restricted stock	123	165	—
Other	28	—	—

Total exercise of stock options and similar instruments	$890	1,298	226

Tax benefits realized from share options exercised:
Stock options	$80	395	10
Restricted stock and deferred restricted stock	301	150	—

Total tax benefits realized from share options exercised	$381	545	10

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

Awards in the form of stock option agreements under the Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% rate on each annual date over four years and are exercisable over a 10 year period.

No options were granted for the years ending December 31, 2008, 2007 and 2006. For the years ended 2008, 2007 and 2006, options covering 17,020, 45,794 and 1,858 shares of common stock and options covering 4,704, 5,849 and 81 shares of common stock from vested dividend equivalent rights were exercised, respectively.

SFAS 123R requires the cash flows resulting from the tax benefits for tax deduction in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the years ended December 31, 2008, 2007 and 2006, total cash received on exercise of options amounted to $327, $1,072 and $36 and the tax benefit realized from stock options exercised amounted to $80, $395 and $10. Shares subject to outstanding options under the Plan were 85,166, 116,348 and 162,142 as of December 31, 2008, 2007 and 2006, respectively.

For the year ended 2008, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. SJW Corp. has recognized share based compensation expense of $58, $105 and $130 for the stock options granted under the Incentive Plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Options

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2006	165,902	$16.38	8.20	$1,056,796
Granted	—	$—	—	—
Exercised	(1,858)	$14.12	—	—
Forfeited	(1,902)	—	—	—

Outstanding as of December 31, 2006	162,142	$16.40	7.18	$3,624,737

Granted	—	—	—	—
Exercised	(45,794)	$14.13	—	—
Forfeited	—	—	—	—

Outstanding as of December 31, 2007	116,348	$17.30	6.49	$2,020,924

Granted	—	—	—	—
Exercised	(17,020)	14.28	—	—
Forfeited	—	—	—	—

Outstanding as of December 31, 2008	99,328	$17.82	5.65	$1,204,024

Options exercisable at December 31, 2008	85,166	$17.44	5.56	$1,064,900

Range of exercise prices		$14.00 – 27.69
Weighted-average fair value of options granted during the year	—	—	—	—

A summary of the status of SJW Corp.’s nonvested stock options as of December 31, 2008 and changes during the three years ended December 31, 2008, are presented below:

	Shares	Weighted Grant-Date Fair Value
Nonvested as of January 1, 2006	125,540	$2.02
Granted	—	—
Vested	(41,272)	$2.19
Forfeited	(1,902)	$1.46

Nonvested as of December 31 2006	82,366	$1.95

Granted	—	—
Vested	(41,267)	$3.16
Forfeited	—	—

Nonvested as of December 31, 2007	41,099	$3.65

Granted	—	—
Vested	(26,937)	$3.42
Forfeited	—	—

Nonvested as of December 31, 2008	14,162	$4.09

As of December 31, 2008, total unrecognized compensation costs related to stock options amounted to $11. These costs are expected to be recognized over a weighted-average period of 0.58 years.

Restricted Stock and Deferred Restricted Stock Plans

Under SJW Corp.’s Amended and Restated Deferred Restricted Stock Program (the “Deferred Restricted Stock Program”), SJW Corp. granted deferred restricted stock units to non-employee Board members. This program was amended effective January 1, 2008. As a result of that amendment, no new awards of deferred restricted stock units were granted under the Deferred Restricted Stock Program with respect to service after December 31, 2007. In addition, SJW Corp.’s Deferral Election Program, as amended (the “Deferral Program”), includes retainer fees and meeting fees earned for the calendar year 2007 to be deferred into deferred restricted stock units. Prior to 2007, only retainer fees were allowed to be converted under the Deferral Program. The retainer fees and meeting fees are collectively referred to as the “Annual Service Fees.” For any post-2007 calendar year, the Annual Service Fees that are deferred were credited as a dollar amount to a deferred election account, and were no longer deferred into deferred restricted stock units.

On January 2, 2008, 2,180 deferred restricted stock units were granted to non-employee Board members pursuant to outstanding dividend equivalent rights.

On April 28, 2008 and May 9, 2008 a total of 34,512 shares of common stock were distributed to retired members of SJW Corp.’s Board of Directors. Additionally, SJW Corp. paid cash in the amount of $4 to settle the dividend equivalent rights earned for those shares with a lump-sum distribution arrangement. The tax benefit realized from the stock issuance was $158.

During 2008, 10,150 restricted stock units were granted to several executives of SJW Corp. and its subsidiaries. These units will vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights. The restricted stock units were valued at market prices of $33.75, $28.80 and $27.01 per share at various dates of grant. Share-based compensation expenses are being recognized at grant date fair values of $31.32, $26.35 and $24.58 per unit over the vesting period beginning in 2008.

On January 25, 2008 and January 30, 2008, 5,833 of restricted stock units granted to a key employee of SJW Corp. in 2006 and 2007 were vested and issued, and the tax deduction available from realizing the stock issuance was less than the deferred tax asset previously recognized by $3.

On January 30, 2008, a total of 21,000 restricted and deferred restricted stock units were awarded to a key employee of SJW Corp., which includes 7,000 performance-based restricted stock units that will convert into shares of SJW Corp.’s common stock upon vesting at the end of a three year period if specific performance goals set are attained. These units do not include dividend equivalent rights. The fair value of the performance-based restricted award was estimated using the fair value of SJW Corp.’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the performance goals are probable of attainment. Share-based compensation expense is recognized at $11.71 per unit over approximately 2.5 years.

On December 29, 2008, the second annual installment of restricted stock units for 1,097 shares, granted to several executives of SJW Corp. in 2006, were vested, and the tax deduction available from realizing the stock issuance was less than the deferred tax asset previously recognized by $4.

As of December 31, 2008, 2007 and 2006, SJW Corp. has recognized an aggregate share-based compensation expense of $543, $550 and $306, respectively, related to restricted and deferred restricted stock awards to the employees. As of December 31, 2008, 2007 and 2006, SJW Corp. has recognized an aggregate share-based compensation expense of $0, $220, and $225, respectively, related to restricted and deferred restricted stock awards to the non-employee Board members of SJW Corp. As of December 31, 2008, 2007 and 2006, the tax benefit realized from restricted and deferred restricted stock awards amounted to $301, $150 and $0.

Restricted and Deferred Restricted Stock

	Units	Weighted- Average Issue Price
Outstanding as of January 1, 2006	194,186	$14.28
Issued	23,646	$27.15
Exercised	—	—
Forfeited	—	—

Outstanding as of January 1, 2007	217,832	$15.68

Issued	28,742	$32.29
Exercised	(15,308)	$19.55
Forfeited	(2,052)	$38.76

Outstanding as of January 1, 2008	229,214	$17.36

Issued	31,150	$24.38
Exercised	(38,355)	$17.93
Forfeited	(980)	$33.45

Outstanding as of December 31, 2008	221,029	$18.18

Shares vested as of December 31, 2008	164,945	$15.47

A summary of the status of SJW Corp.’s nonvested restricted and deferred restricted stock plans as of December 31, 2008, and changes during the three year period ended December 31, 2008, are presented below:

	Units	Weighted Grant-Date Fair Value
Nonvested as of January 1, 2006	49,677	$14.12
Granted	23,646	$27.15
Vested	(54,421)	$14.87

Nonvested as of January 1, 2007	18,902	$28.25

Granted	28,742	$32.29
Vested	(10,415)	$38.76
Forfeited	(2,052)	$38.76

Nonvested as of January 1, 2008	35,177	$29.64

Granted	31,150	$24.38
Vested	(9,263)	$32.71
Forfeited	(980)	$33.45

Nonvested as of December 31, 2008	56,084	$26.14

As of December 31, 2008, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $950. This cost is expected to be recognized over a weighted-average period of 1.67 years.

Dividend Equivalent Rights

Under the Plan, holders of options, restricted stock and deferred restricted stock awards have the right to receive dividend rights each time a dividend is paid on common shares after the grant date. Stock compensation on dividend equivalent rights is recognized as a liability and recorded against retained earnings on the date dividends are issued.

The Deferred Restricted Stock and Deferral Programs for non-employee Board members were amended as of January 1, 2008, and became effective on April 30, 2008 to allow the DERs’ with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs’ conversion into deferred restricted stock units will occur on the first business day in January 2018. Previously, no such time limitation was placed in the Deferral Program.

On January 2, 2008, the final dividend equivalent rights related to the 2004 option grants were converted to common stock units and 959 shares were credited into the participants’ option deferred stock unit accounts. Accordingly, on this same date, 4,704 shares of common stock attributed to the 2004 option grant were fully vested and issued under the Plan to participants. The tax benefit realized from the stock issuance was $42.

As of December 31, 2008, 2007 and 2006, a cumulative of 34,828, 29,050 and 21,296 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2008, 2007 and 2006, $173, $223 and $224 related to dividend equivalent rights was recorded against retained earnings and were accrued as a liability.

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

Since its inception, there have been five purchase intervals. As of December 31, 2008, 2007 and 2006, a total of 17,807, 14,741 and 8,948 shares, respectively, have been issued under the ESPP. The ESPP has no look-back provisions. As of December 2008, 2007 and 2006, cash received from employees towards the ESPP amounted to $472, $424 and $179, respectively.

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2008, 2007 and 2006, SJW Corp. recorded expense of $75, $74 and $61 related to the ESPP.

As of December 31, 2008, total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2009, for the ESPP is approximately $8. This cost is expected to be recognized during the first quarter of 2009.

Note 12.    Sale of Real Estate Investments and Utility Property

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

On November 21, 2008, San Jose Water Company sold approximately one-half acre of property for $1,500. SJW Corp. recognized a gain on the sale of real estate investment of $796, net of taxes of approximately $548.

On April 17, 2006, San Jose Water Company entered into an agreement with Adobe Systems Incorporated (“Adobe”) for Adobe to purchase approximately one acre of property and buildings located in San Jose, California for a total purchase price of approximately $4,000. The transaction required approval by the CPUC since the property and buildings are utility plant assets. On October 2, 2008, the CPUC authorized San Jose Water Company to sell the property with approximately $1,525 of the proceeds being distributed to San Jose Water Company customers through a monthly surcredit for a period not to exceed one year. Subsequently on December 4, 2008, SJW Corp. recognized a gain on the sale of utility property of $392, net of taxes of approximately $269.

Note 13.    Segment and Nonregulated Businesses Reporting

SJW Corp. is a holding company with three subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”) and (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.’s subsidiaries, San Jose Water Company and Canyon Lake Water Service Company, together referred to the “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, the “Real Estate Services.”

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

The tables below set forth information relating to SJW Corp.’s reportable segments and distribution of regulated and nonregulated business activities within the reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of SJW Corp. not included in the reportable segments is included in the “All Other” category.

	For twelve months ended December 31, 2008
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	209,189	4,612	6,546	—	209,189	11,158	220,347
Operating expense	179,980	3,794	2,995	684	179,980	7,473	187,453
Operating income (loss)	29,209	818	3,551	(684)	29,209	3,685	32,894
Net income (loss)	19,779	758	1,437	(513)	19,779	1,682	21,461
Depreciation and amortization	22,044	322	1,677	—	22,044	1,999	24,043
Interest expense	12,552	—	1,890	285	12,552	2,175	14,727
Income tax expense (benefit) in operations income	12,009	520	910	(241)	12,009	1,189	13,198
Assets	710,284	5,521	83,239	51,833	710,284	140,593	850,877

	For twelve months ended December 31, 2007
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	195,444	4,560	6,486	111	195,444	11,157	206,601
Operating expense	169,062	3,636	2,994	1,156	169,062	7,786	176,848
Operating income (loss)	26,382	924	3,492	(1,045)	26,382	3,371	29,753
Net income	16,515	824	1,843	141	16,515	2,808	19,323
Depreciation and amortization	20,935	320	1,592	7	20,935	1,919	22,854
Interest expense	10,772	272	1,847	118	10,772	2,237	13,009
Income tax expense (benefit) in operations income	11,206	561	1,081	(299)	11,206	1,343	12,549
Assets	636,220	5,836	84,493	40,777	636,220	131,106	767,326

	For twelve months ended December 31, 2006
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	179,765	4,044	4,317	1,112	179,765	9,473	189,238
Operating expense	149,990	3,209	2,403	2,083	149,990	7,695	157,685
Operating income (loss)	29,775	835	1,914	(971)	29,775	1,778	31,553
Net income (loss)	21,941	630	16,104	(94)	21,941	16,640	38,581
Depreciation and amortization	20,069	320	831	79	20,069	1,230	21,299
Interest expense	9,479	409	1,225	12	9,479	1,646	11,125
Income tax expense (benefit) in operations income	14,504	436	887	(529)	14,504	794	15,298
Assets	585,693	6,110	70,856	43,883	585,693	120,849	706,542

*	The “All Other” category includes Crystal Choice Water Service LLC, which was sold and liquidated in 2007 and, without regard to its subsidiaries, SJW Corp.

Note 14.    Fair Value Measurement

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as required by SFAS 157, as of December 31, 2008:

	Balance as of December 31, 2008	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$51,071	$51,071	—	—

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

Note 15.    Subsequent Events

On January 13, 2009, SJW Land Company was informed that one of its tenants filed a Chapter 11 bankruptcy and intends to liquidate its operations through the United States bankruptcy court in Delaware. The tenant currently leases a 148,000 square foot office building and a 346,000 square foot distribution building from SJW Land Company in Knoxville, Tennessee under triple net leases. The leases have been paid through February 2009. Based on the applicable bankruptcy laws and court rules, the tenant will have a limited period of time to decide whether it will terminate its leases or sell its rights under the leases. In the event that the leases are terminated, SJW Land Company will incur all holding costs and will seek to re-lease the properties. SJW Corp. has reviewed the Tennessee properties for impairment in accordance with the requirements of SFAS No. 144 (see Note 1). Based upon our review, the carrying amount of the Tennessee properties does not exceed its fair value and as a result, no adjustment has been made to the carrying value.

On February 2, 2009, San Jose Water Company issued $10,000 of Senior Notes Series J, with an interest rate of 6.54%. Proceeds from the sales of Senior Notes Series J will be used to repay short-term borrowings.

On February 6, 2009, SJWTX, Inc. acquired from the City of Bulverde, Texas (“City”) and the GBRA, the right and obligation to provide water service within the retail water service area of the City, certain areas outside the City and substantially all of the retail water service assets of the GBRA associated with the GBRA’s existing facilities located within such service area. The agreements by which the GBRA had a long-term right to construct and operate a retail water system within such service area were also terminated. The purchase price for the assets is approximately $2,800 and $900 to the GBRA and City, respectively. With the addition of the City’s service area, CLWSC’s service area is now approximately 250 square miles.

Note 16.    Unaudited Quarterly Financial Data

Summarized quarterly financial data is as follows:

	2008 Quarter Ended
	March	June	September	December
Operating revenue	$41,253	60,058	69,507	49,529
Operating income	5,770	9,532	11,465	6,127
Net income	2,718	6,278	8,257	4,208
Comprehensive income	3,451	2,787	11,975	9,355
Earnings per share:
—Basic	0.15	0.34	0.45	0.23
—Diluted	0.15	0.34	0.44	0.23
Market price range of stock:
—High	34.20	32.46	29.97	29.94
—Low	28.05	26.40	23.65	21.71
Dividend per share	0.16	0.16	0.16	0.16

	2007 Quarter Ended
	March	June	September	December
Operating revenue	$39,017	55,135	64,847	47,602
Operating income	4,409	8,060	10,731	6,553
Net income	2,122	5,406	8,011	3,784
Comprehensive income	772	4,867	8,653	2,830
Earnings per share:
—Basic	0.12	0.30	0.44	0.21
—Diluted	0.11	0.29	0.43	0.20
Market price range of stock:
—High	43.00	40.10	38.80	38.50
—Low	33.74	28.48	28.19	31.62
Dividend per share	0.15	0.15	0.15	0.15

SJW CORP.

FINANCIAL STATEMENT SCHEDULE

Schedule II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2008 and 2007

Description	2008	2007
Allowance for doubtful accounts:
Balance, beginning of period	$195,851	176,686
Charged to expense	469,970	286,038
Accounts written off	(431,181)	(305,052)
Recoveries of accounts written off	44,345	38,179

Balance, end of period	$278,985	195,851

Reserve for litigation and claims:
Balance, beginning of period	$271,822	170,000
Charged to expense	526,279	255,365
Revision to accrual, due to settlements	(25,280)	(38,439)
Payments	(104,882)	(115,104)

Balance, end of period	$667,939	271,822

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures

SJW Corp.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SJW Corp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

SJW Corp.’s management is responsible for establishing and maintaining an adequate internal control structure over financial reporting and for an assessment of the effectiveness of internal control over financial reporting, as such items are defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Management has utilized the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of internal control over financial reporting.

SJW Corp.’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Based on this assessment, management has concluded SJW Corp.’s internal control over financial reporting as of December 31, 2008 is effective.

KPMG LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. Their report is included in Item 8 of this report.

Changes in Internal Controls

There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and the remainder is contained in SJW Corp.’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 6, 2009 (the “2009 Proxy Statement”) under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Ethics

SJW Corp. has adopted a code of ethics that applies to SJW Corp.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the code of ethics is available at the company’s website at http://www.sjwater.com. SJW Corp. intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.

Corporate Governance Guidelines and Board Committee Charters

The Corporate Governance Guidelines and the Charters for the board committees—the Audit Committee, Executive Compensation Committee, Real Estate Committee, and Nominating & Governance Committee—are available at the company’s website at http://www.sjwater.com. Shareholders may also request a free hard copy of the Corporate Governance Guidelines and the charters from the following address and phone number:

SJW Corp.

110 West Taylor Street

San Jose, CA 95110

Attn: Corporate Secretary

Phone: 800-250-5147

In 2008, SJW Corp. submitted an Annual CEO Certification to the New York Stock Exchange (“NYSE”), dated May 19, 2008 as required by Section 303A.12(a) of the NYSE Listed Company Manual.

SJW Corp. is filing as an exhibit to this Form 10-K for the year ended December 31, 2008, certifications pursuant to Sarbanes-Oxley Action Section 302 regarding the quality of its public disclosure.

Item 11.	Executive Compensation

The information required by this item is contained in the 2009 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the 2009 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction and Director Independence

The information required by this item is contained in the 2009 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the 2009 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of SJW Corp. Incorporated by reference to Exhibit 3.1 to Form 10-K for year ended December 31, 2001.

3.2	Certificate of Amendment of the Restated Articles of Incorporation of SJW Corp., as filed with the Secretary of State of the State of California on February 22, 2006. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 27, 2006.

3.3	By-Laws of SJW Corp., as amended on April 26, 2007. Incorporated by reference to Exhibit 3.3 to Form 10-K for year ended December 31, 2007.

4	Instruments Defining the Rights of Security Holders, including Indentures: No current issue of the registrant’s long-term debt exceeds 10 percent of its total assets. SJW Corp. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of unregistered senior and subordinated debt of the company.

10.1	Water Supply Contract, dated January 27, 1981, between San Jose Water Works and the Santa Clara Valley Water District, as amended. Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

10.2	Limited Partnership Agreement of 444 West Santa Clara Street, L.P., entered into as of September 2, 1999, between SJW Land Company and Toeniskoetter & Breeding, Inc. Development. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 1999.

10.3	Asset Purchase Agreement by and between SJWTX, Inc. to purchase the assets of Canyon Lake Water Supply Corporation, a Texas nonprofit water supply corporation, dated October 4, 2005. Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ending September 30, 2005.

10.4	Form of Letter Amendment to SJW Corp. Director Pension Plan. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2007. (2)

10.5	San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective January 1, 2008. Incorporated by reference as Exhibit 10.7 to Form 10-K for the year ended December 31, 2007. (2)

10.6	First Amendment to San Jose Water Company Executive Supplemental Retirement Plan, effective July 23, 2008. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on July 24, 2008. (2)

10.7	San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, dated July 23, 2008. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on July 24, 2008. (2)

10.8	SJW Corp. Long-Term Incentive Plan, as amended and restated January 30, 2008. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 1, 2008. (2)

10.9	Chief Executive Officer Employment Agreement amended and restated, effective January 1, 2008. (1) (2)

10.10	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.11	SJW Corp. Executive Officer Short-Term Incentive Plan, effective as of April 30, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2008. (2)

10.12	SJW Corp. Executive Severance Plan, amended and restated, effective October 22, 2008. (1) (2)

Exhibit No.	Description
10.13	SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2009. (1) (2)

10.14	San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2008. (1) (2)

10.15	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.16	SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2007. (2)

10.17	SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated, effective as of January 1, 2008. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2007. (2)

10.18	Form of Stock Option Dividend Equivalent Rights Agreement, effective as of January 1, 2008. (1) (2)

10.19	Chief Operating Officer Stock Option Dividend Equivalent Rights Agreement, as amended and restated effective as of January 1, 2008. (1) (2)

10.20	Restricted Stock Unit Issuance Agreement, amended and restated, effective as of July 1, 2008. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2008. (2)

10.21	Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008. (1) (2)

10.22	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. (1) (2)

10.23	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. (1) (2)

10.24	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. (1) (2)

10.25	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. (1) (2)

10.26	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. (1) (2)

10.27	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. (1) (2)

10.28	Form of Restricted Stock Unit Issuance Agreement Award, amended and restated, effective October 22, 2008. (1) (2)

10.29	Form of Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. (1) (2)

21.1	Subsidiaries of SJW Corp. as of December 31, 2008. (1)

23	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

Exhibit No.	Description
32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.
(2)	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJW CORP.

Date: March 4, 2009	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER,
Chairman, Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2009	By	/s/ W. Richard Roth
W. RICHARD ROTH,
President, Chief Executive Officer and Member, Board of Directors

Date: March 4, 2009	By	/s/ David A. Green
DAVID A. GREEN,
Chief Financial Officer and Treasurer

Date: March 4, 2009	By	/s/ Bonnie J. Schmidt
BONNIE J. SCHMIDT,
Controller

Date: March 4, 2009	By	/s/ Mark L. Cali
MARK L. CALI,
Member, Board of Directors

Date: March 4, 2009	By	/s/ J. Philip DiNapoli
J. PHILIP DINAPOLI,
Member, Board of Directors

Date: March 4, 2009	By	/s/ Douglas R. King
DOUGLAS R. KING,
Member, Board of Directors

Date: March 4, 2009	By	/s/ Norman Y. Mineta
NORMAN Y. MINETA,
Member, Board of Directors

Date: March 4, 2009	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER,
Member, Board of Directors

Date: March 4, 2009	By	/s/ Frederick R. Ulrich, Jr.
FREDERICK R. ULRICH, JR.
Member, Board of Directors

Date: March 4, 2009	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER,
Member, Board of Directors