Form 10-Q
period 2009-03-31
SJW CORP
filed 2009-05-11
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 1-8966

SJW Corp.

(Exact name of registrant as specified in its charter)

California	77-0066628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 West Taylor Street, San Jose, CA	95110
(Address of principal executive offices)	(Zip Code)

408-279-7800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Common shares outstanding as of April 24, 2009 are 18,477,269.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
OPERATING REVENUE	$40,021	41,253
OPERATING EXPENSE:
Operation:
Purchased water	7,789	6,996
Power	760	1,066
Groundwater extraction charges	5,052	5,416

Total production costs	13,601	13,478
Administrative and general	7,130	5,839
Other	3,977	3,683
Maintenance	2,916	3,044
Property taxes and other nonincome taxes	2,290	1,590
Depreciation and amortization	6,551	6,063
Income taxes	101	1,786

Total operating expense	36,566	35,483

OPERATING INCOME	3,455	5,770
OTHER (EXPENSE) INCOME:
Interest on senior notes	(3,259)	(3,052)
Mortgage and other interest expense	(529)	(575)
Dividends	324	322
Other, net	125	253

NET INCOME	116	2,718

Other comprehensive income (loss):
Unrealized income (loss) on investment	(5,027)	1,243
Less: income taxes related to other comprehensive income (loss)	2,061	(510)

Other comprehensive income (loss), net:	(2,966)	733

COMPREHENSIVE INCOME (LOSS)	$(2,850)	3,451

EARNINGS PER SHARE
Basic	$0.01	0.15
Diluted	$0.01	0.15
DIVIDENDS PER SHARE	$0.16	0.16
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,469,785	18,377,497
Diluted	18,658,382	18,592,386

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	MARCH 31, 2009	DECEMBER 31, 2008
ASSETS
Utility plant:
Land	$8,402	8,134
Depreciable plant and equipment	866,872	855,427
Construction in progress	10,955	7,142
Intangible assets	10,790	8,040

	897,019	878,743
Less accumulated depreciation and amortization	279,503	272,562

	617,516	606,181

Real estate investment	88,000	88,000
Less accumulated depreciation and amortization	5,930	5,511

	82,070	82,489

CURRENT ASSETS:
Cash and cash equivalents	2,436	3,406
Accounts receivable:
Customers, net of allowances for uncollectible accounts	11,458	11,622
Income tax	2,105	657
Other	964	1,154
Accrued unbilled utility revenue	10,273	12,896
Materials and supplies	1,008	933
Prepaid expenses	1,143	1,293

	29,387	31,961

OTHER ASSETS:
Investment in California Water Service Group	46,044	51,071
Debt issuance costs, net of accumulated amortization	3,123	3,162
Regulatory assets	73,499	73,778
Other	2,757	2,235

	125,423	130,246

	$854,396	850,877

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	MARCH 31, 2009	DECEMBER 31, 2008
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,475,597 shares on March 31, 2009 and 18,382,246 on March 31, 2008	$9,624	9,611
Additional paid-in capital	21,112	20,548
Retained earnings	202,079	204,744
Accumulated other comprehensive income	16,457	19,423

Total shareholders’ equity	249,272	254,326
Long-term debt, less current portion	226,407	216,613

	475,679	470,939

CURRENT LIABILITIES:
Line of credit	16,700	18,400
Current portion of long-term debt	736	705
Accrued groundwater extraction charges and purchased water	4,025	5,256
Purchased power	338	563
Accounts payable	7,670	5,758
Accrued interest	3,493	4,567
Accrued taxes	1,732	855
Accrued payroll	2,379	3,325
Other current liabilities	3,584	3,894

	40,657	43,323

DEFERRED INCOME TAXES	96,190	97,038
UNAMORTIZED INVESTMENT TAX CREDITS	1,660	1,675
ADVANCES FOR CONSTRUCTION	73,140	74,787
CONTRIBUTIONS IN AID OF CONSTRUCTION	116,550	114,082
DEFERRED REVENUE	1,230	1,247
POSTRETIREMENT BENEFIT PLANS	43,814	42,331
OTHER NONCURRENT LIABILITIES	5,476	5,455
COMMITMENTS AND CONTINGENCIES	—	—

	$854,396	850,877

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$116	2,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,551	6,063
Deferred income taxes	1,326	266
Share-based compensation	194	138
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	2,978	540
Accounts payable, purchased power and other current liabilities	452	(1,360)
Accrued groundwater extraction charges and purchased water	(1,232)	(752)
Accrued taxes	(571)	4,362
Accrued interest	(1,074)	(1,174)
Accrued payroll	(946)	(382)
Postretirement benefits	1,669	986
Other changes, net	195	(138)

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,658	11,267

INVESTING ACTIVITIES:
Additions to utility plant	(12,514)	(18,692)
Payments for business acquisition	(3,720)	—
Cost to retire utility plant, net of salvage	(72)	(56)

NET CASH USED IN INVESTING ACTIVITIES	(16,306)	(18,748)

FINANCING ACTIVITIES:
Borrowings from line of credit	8,300	5,900
Repayments of line of credit	(10,000)	(900)
Long-term borrowings	10,000	1,069
Repayments of long-term borrowings	(175)	(143)
Dividends paid	(3,047)	(2,964)
Exercise of stock options and similar instruments	346	428
Tax benefits realized from share options exercised	38	58
Receipts of advances and contributions in aid of construction	652	3,753
Refunds of advances for construction	(436)	(359)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,678	6,842

NET CHANGE IN CASH AND CASH EQUIVALENTS	(970)	(639)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,406	2,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,436	1,715

Cash paid (received) during the period for:
Interest	$4,943	4,976
Income taxes	(8)	(1,912)
Supplemental disclosure of non-cash activities:
Change in accrued payables for additions to utility plant	927	(1,939)
Utility property installed by developers	308	—
Amortization of debt issuance costs	46	46

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(in thousands, except share and per share data)

Note 1.    General

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the results for the interim periods. These adjustments consist only of normal recurring adjustments.

The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Corp.’s 2008 Annual Report on Form 10-K should be read with the accompanying condensed consolidated financial statements.

Water sales are seasonal in nature. The demand for water, especially by residential customers, is generally influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by residential customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater and lower in the winter months when cooler temperatures and increased rainfall curtail water usage and sales.

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

For the three months ended March 31, 2009 and 2008, the basic weighted average number of common shares was 18,469,785 and 18,377,497, respectively. For the three months ended March 31, 2009 and 2008, the diluted weighted average number of common shares was 18,658,382 and 18,592,386, respectively. As of March 31, 2009 and 2008, 1,895 and 13,011 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

Note 2.    Long-Term Incentive Plan and Share-Based Payments

Common Shares

SJW Corp. accounts for stock-based compensation based on the grant date fair value of the awards issued to employees in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.

As of March 31, 2009, the Incentive Plan allows non-employee directors of SJW Corp. to receive awards, authorizes the plan administrator to grant stock appreciation rights, and lists the performance criteria for performance shares. In addition, the Incentive Plan allows SJW Corp. to provide employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. In addition, shares are issued under the Employee Stock Purchase Plan (“ESPP”). The remaining shares available for issuance under the Incentive Plan are 1,268,889. As of March 31, 2009, 361,472 shares are issuable upon the exercise of outstanding options, restricted stock units and deferred stock units.

The total compensation cost charged to income under the Incentive Plan for the three months ended March 31, 2009 and 2008 was $194 and $138, respectively. The compensation costs charged to income was recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, the exercise of stock options and similar instruments and the tax benefit realized from share options exercised, by award type, are presented below for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
	2009	2008
Compensation costs charged to income:
Stock options	$5	14
Restricted stock and deferred restricted stock	189	123
Other	—	1

Total compensation costs charged to income	$194	138

Tax benefits realized from share options exercised:
Stock options	$3	19
Restricted stock and deferred restricted stock	35	39

Total tax benefits realized from share options exercised	$38	58

Exercise of stock options and similar instruments:
Stock options	$29	50
ESPP	294	244
Restricted stock and deferred restricted stock	23	134

Total exercise of stock options and similar instruments	$346	428

Stock Options

No options were granted during the three months ending March 31, 2009 and 2008.

For the three months ended March 31, 2009, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. As of March 31, 2009, total unrecognized compensation costs related to stock options amounted to $6. These costs are expected to be recognized over a weighted average period of 0.33 year.

SFAS 123R requires the cash flows resulting from the tax benefits for deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the three months ended March 31, 2009 and 2008, total cash received on exercise of options amounted to $35 and $71, respectively.

Deferred Restricted Stock and Deferral Election Programs and Restricted Stock Awards

Under SJW Corp.’s Amended and Restated Deferred Restricted Stock Program (the “Deferred Restricted Stock Program”), SJW Corp. granted deferred restricted stock units to non-employee Board members. This program was amended effective January 1, 2008. As a result of that amendment, no new awards of deferred restricted stock units will be made under the Deferred Restricted Stock Program with respect to Board service after December 31, 2007. In addition, SJW Corp.’s Deferral Election Program (as amended, the “Deferral Program”) includes retainer fees and meeting fees earned for the calendar year 2007 to be deferred into deferred restricted stock units. Prior to 2007, only retainer fees were allowed to be converted under the Deferral Program. The retainer fees and meeting fees are collectively referred to as the “Annual Service Fees.” For any post-2007 calendar year, the Annual Service Fees that are deferred will be credited as a dollar amount to a deferred liability account, and will no longer be deferred into deferred restricted stock units.

On January 2, 2009, 11,730 restricted stock units were granted to several executives of SJW Corp. and its subsidiaries. These units will vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair value of $26.83 per unit over the vesting period beginning in 2009.

On January 27, 2009, 1,839 restricted stock units were granted to several executives of SJW Corp. and its subsidiaries under the Incentive Plan. These units will vest in three equal successive installments, upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair value of $25.24 per unit over the vesting period beginning in 2009.

On January 27, 2009, a total of 21,000 restricted and deferred restricted stock units were awarded to a key executive of SJW Corp., which includes 7,000 performance-based restricted stock units that will convert into shares of SJW Corp.’s common stock upon vesting at the end of a three year period if specific performance goals are attained. These units do not include dividend equivalent rights. Share-based compensation expense is recognized over three years at $13.57 per unit for performance-based stock units and $25.24 per unit for the remaining 14,000 restricted and deferred restricted stock units. The fair value of the performance-based restricted award was estimated using the fair value of SJW Corp.’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the performance goals will be attained. If such goals are not met and requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed.

As of March 31, 2009, the total unrecognized compensation costs were $1,568. These costs are expected to be recognized over a weighted average period of 1.93 years.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common shares after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three months ended March 31, 2009 and 2008, $33 and $47, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

SJW Corp.’s Deferred Restricted Stock and Deferral Election Programs for non-employee Board members were amended effective January 1, 2008, to allow the DERs with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs conversion into deferred restricted stock units will occur on the first business day in January 2018. Previously, no such time limitation was placed in the Deferred Restricted Stock and Deferral Election Programs.

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

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s ESPP expenses were $14 and $15 for the three months ended March 31, 2009 and 2008, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2009 for the ESPP is approximately $29. This cost is expected to be recognized during the second and third quarters of 2009.

Note 3.    Real Estate Investments

The major components of real estate investments as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Land	$22,381	22,381
Buildings and improvements	65,388	65,388
Intangibles	231	231

Subtotal	88,000	88,000
Less: accumulated depreciation and amortization	5,930	5,511

Total	$82,070	82,489

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 4.    Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, Executive Supplemental Retirement Plan and other postretirement benefit plan for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$678	$568
Interest cost	1,238	1,129
Other cost	642	276
Expected return on assets	(765)	(938)

Total	$1,793	$1,035

In 2009, San Jose Water Company expects to make contributions of up to $3,300 and $394 to the pension plan and other postretirement benefit plan, respectively.

The accounting for pensions and other postretirement benefits requires the extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the employees, mortality, turnover, and medical costs to determine the present value of the benefit obligation and the fair value of plan assets at the end of the year. With the current market conditions, the funded status of the pension plans and the contributions could change due to fluctuations on the expected return on plan assets as well as the present value of the benefit obligation. Further, required plan contributions by SJW Corp. may increase and payout restrictions on benefit payments from the pension plan could result from declining asset values and a decreased expectation of return on assets. SJW Corp. will review the assumptions on the measurement date of December 31, 2009 to determine any change in the present value of the benefit obligation and the fair value of plan assets.

Note 5.    Segment and Nonregulated Business Reporting

SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”), (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas and (iv) Texas Water Alliance Limited, which is seeking to develop wholesale water supplies in Texas. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.’s subsidiaries, San Jose Water Company and Canyon Lake Water Service Company, together referred to as the “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, the “Real Estate Services.”

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

	For Three Months Ended March 31, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$37,875	796	1,350	—	37,875	2,146	40,021
Operating expense	34,620	657	933	356	34,620	1,946	36,566
Operating income (loss)	3,255	139	417	(356)	3,255	200	3,455
Net income (loss)	114	138	(72)	(64)	114	2	116
Depreciation and amortization	6,046	86	419	—	6,046	505	6,551
Interest expense	3,303	—	470	15	3,303	485	3,788
Income tax expense (benefit) in operating income	96	94	(46)	(43)	96	5	101
Assets	$719,083	5,138	83,305	46,870	719,083	135,313	854,396

	For Three Months Ended March 31, 2008
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$38,716	860	1,677	—	38,716	2,537	41,253
Operating expense	33,868	670	748	197	33,868	1,615	35,483
Operating income (loss)	4,848	190	929	(197)	4,848	922	5,770
Net income (loss)	2,081	161	402	74	2,081	637	2,718
Depreciation and amortization	5,563	80	420	—	5,563	500	6,063
Interest expense	3,004	51	527	45	3,004	623	3,627
Income tax expense (benefit) in operating income	1,503	110	253	(80)	1,503	283	1,786
Assets	$642,454	5,583	84,109	42,165	642,454	131,857	774,311

*	The “All Other” category includes SJW Corp. without regard to its subsidiaries. Please refer to Notes to Consolidated Financial Statements in SJW Corp.’s 2008 Annual Report on Form 10-K.

Note 6.    Long-Term Liabilities

SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

On February 2, 2009, San Jose Water Company issued $10,000 of unsecured Series J Senior Notes, with an interest rate of 6.54% and interest only payments until maturity, which is February 2, 2024. Senior Note Series J has terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. Proceeds from the sale of Series J Senior Notes were used to repay a portion of outstanding short-term borrowings.

Note 7.    Fair Value Measurement

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as required by SFAS 157, as of March 31, 2009:

	Balance as of March 31, 2009	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$46,044	$46,044	—	—

The FASB has also issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. SJW Corp.’s adoption of SFAS 157 and FSP 157-2 did not have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

Note 8.    Bankruptcy of Real Estate Tenant

On January 13, 2009, SJW Land Company was informed that one of its tenants filed a Chapter 11 bankruptcy proceeding and intends to liquidate its operations through the United States bankruptcy court in Delaware. The tenant currently leases a 148,000 square foot office building and a 346,000 square foot distribution building from SJW Land Company in Knoxville, Tennessee under triple net leases. The leases have been paid through March 2009. Based on the applicable bankruptcy laws and court rules, the tenant had a limited period of time to decide whether it would terminate its leases or sell its rights under the leases. As a result, the office lease was amended on March 1, 2009 and the distribution facility lease was rejected on April 1, 2009. With the rejection of the distribution facility lease, SJW Land Company will incur all holding costs and will seek to re-lease the property. SJW Corp. has reviewed the Tennessee properties for impairment in accordance with the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon our review, the carrying amount of the Tennessee properties does not exceed its fair value and as a result, no adjustment has been made to the carrying value.

Note 9.    Acquisition

On February 6, 2009, SJWTX, Inc. acquired from the City of Bulverde, Texas (“City”) and the Guadalupe-Blanco River Authority (“GBRA”), the right and obligation to provide water service within the retail water service area of the City, certain areas outside the City and substantially all of the retail water service assets of the GBRA associated with the GBRA’s existing facilities located within such service area. The agreements by which the GBRA had a long-term right to construct and operate a retail water system within such service area were also terminated. The purchase price for the assets was approximately $3,700 with approximately $2,800 and $900 being paid to the GBRA and City, respectively. The GBRA assets acquired are being accounted for under the acquisition method of accounting in accordance with Statement of Financial Accounting Standards No. 141R, “Business Combinations.” Accordingly, the results of the subject GBRA assets are included in the consolidated financial statements of SJW Corp. from the acquisition date. Unaudited pro forma results of operations for this acquisition have not been presented since the impact of the purchase on providing current water services provided by SJWTX, Inc. was not significant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share data)

The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

San Jose Water Company also has approximately 1,500 acres of nonutility property which has been identified as no longer used and useful in providing utility services. Approximately 15 acres of the nonutility property are located in the vicinity of the San Jose metropolitan area. The remaining properties are located in the hillside area adjacent to San Jose Water Company’s watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns the following properties:

Description	Location	Acreage	Square Footage	Percentage of SJW Land Company Revenue
2 Commercial buildings	San Jose, California	2	28,000	15%
Warehouse building	Windsor, Connecticut	17	170,000	14%
Warehouse building	Orlando, Florida	8	147,000	8%
Retail building	El Paso, Texas	2	14,000	6%
Warehouse building	Phoenix, Arizona	11	176,000	15%
Warehouse building	Knoxville, Tennessee	29	346,000	28%
Commercial building	Knoxville, Tennessee	15	148,000	14%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A

The California properties include a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a variable interest entity within the scope of FASB Interpretation No. 46R (“FIN46R”), “Consolidation of Variable Interest Entities” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.

SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), provides service to approximately 8,800 connections that serve approximately 36,000 residents in a service area comprising more than 250 square miles in the growing region between San Antonio and Austin, Texas.

Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is seeking to develop wholesale water supplies in Texas.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of that company’s outstanding shares as of March 31, 2009.

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

Out-of-Region Opportunities

SJW Corp. also from time to time pursues opportunities to participate in out-of-region water and utility related services, particularly regulated water businesses, primarily in the Western United States. SJW Corp. evaluates out-of-region and out-of-state opportunities that meet SJW Corp.’s risk and return profile.

The factors SJW Corp. considers in evaluating such opportunities include:

•	regulatory environment;

•	synergy potential;

•	general economic conditions;

•	potential profitability;

•	additional growth opportunities within the region;

•	water supply, water quality and environmental issues; and

•	capital requirements.

SJW Corp. cannot be certain it will be successful in consummating any transactions relating to such opportunities. In addition, any transaction could involve numerous risks. Some of the risks include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the risk of diverting management’s attention from normal daily operations of the business, the potential for a negative impact to SJW Corp.’s financial position and operating results, the risks of entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

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

Metered revenue of San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services’ estimates are determined. As of March 31, 2009 and December 31, 2008, accrued unbilled revenue was $10,273 and $12,896 respectively. Unaccounted-for water on a 12 month-to-date basis for March 31, 2009 and 2008 approximated 7.93% and 7.27%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded in operating revenues, with related expenses charged to administrative and general expenses. For the three months ended March 31, 2009 and 2008, the surcharge was $601 and $570, respectively.

SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the terms of the leases.

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized as of March 31, 2009 and December 31, 2008. The net regulatory assets recorded by San Jose Water Company as of March 31, 2009 and December 31, 2008 was $73,499 and $73,778, respectively.

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

The pension plan is administered by a committee that is composed of an equal number of Company and Union representatives (the “Committee”). Investment decisions have been delegated by the Committee to an Investment Manager, presently Wachovia Securities, LLC. Investment guidelines provided to the Investment Manager require that at least 25% of the plan assets be invested in bonds or cash. As of December 31, 2008, the plan assets consist of approximately 45% bonds, 3% cash and 52% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. They may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, or hold more than 5% of assets in any one private corporation. They may only invest in bonds, commercial paper, money market funds with acceptable ratings by Moody’s or Standard & Poor’s. The Investment Manager is reviewed regularly regarding performance by the Investment Consultant who provides quarterly reports to the Committee for review.

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

Recognition of Gain/Loss on Utility, Nonutility Property and Real Estate Investments

In conformity with generally accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

Utility property in the Water Utility Services is property that is used and useful in providing water utility services to customers and is included in rate base for rate-setting purposes. In California, real estate type utility property is subject to California Public Utilities Code Section 851, which states any gain recognized will be divided with two-thirds going to the customers (in the form of rate reduction) and one-third to the shareholders. Net gains or losses from the sale of utility property are recorded as a component of other (expense) income in the consolidated statement of income and comprehensive income.

Nonutility property in the Water Utility Services is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with California Public Utilities Code Section 790.

SJW Land Company owns real estate investment property, which consists primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the consolidated statement of income and comprehensive income.

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS 160 requires noncontrolling interests, previously referred to as minority interests, to be reported as a component of equity, net income and comprehensive income to be displayed for both the controlling and noncontrolling interests, along with other required disclosures and reconciliations. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SJW Corp. has evaluated the impact of SFAS 160 and the effect is considered not material to SJW Corp.’s financial position, results of operations and cash flow.

In December 2008, FASB issued FASB Staff Position No. FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FAS 132R-1 will require employers to make additional disclosures about plan assets for defined benefit pension and other postretirement benefit plans. The disclosures about plan assets required by FAS 132R-1 will be provided for fiscal years ending after December 15, 2009. Since FAS 132R-1 only requires additional disclosure, there is no effect to SJW Corp.’s financial position, results of operations and cash flows.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The disclosures required under FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009. Since FAS 107-1 and APB 28-1 only requires additional disclosure, there is no effect to SJW Corp.’s financial position, results of operations and cash flow.

Liquidity and Capital Resources:

Cash Flow from Operations

As of March 31, 2009, SJW Corp. generated cash flow from operations of approximately $9,700, compared to $11,300 in 2008. Cash flow from operations is primarily generated by net income adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, offset by working capital changes. The decrease in March 31, 2009 cash flow from operations of approximately $1,600 resulted from a decrease of approximately $1,000 in net income adjusted for non-cash items and approximately a $600 decrease in working capital item. This decrease is primarily related to a $1,900 federal tax refund received in the first quarter of 2008, and working capital uses due to changes in various accruals and an increase in pension expense from the first quarter of 2008 to 2009.

Cash Flow from Investing Activities

As of March 31, 2009, SJW Corp. used approximately $12,500 of cash for company funded capital expenditures. In February 2009, SJWTX, Inc. paid approximately $3,700 for the right and obligation to provide water service within the retail water service areas of the City of Bulverde, Texas.

Water Utility Services’ budgeted capital expenditures for 2009, exclusive of capital expenditures financed by customer contributions and advances, are $71,414, of which approximately $28,000 will be spent to replace Water Utility Services mains in 2009.

Capital expenditures for Water Utility Services are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, the Water Utility Services expects to incur approximately $386,885 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. The actual capital expenditures for Water Utility Services may vary from its projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

A substantial portion of San Jose Water Company’s distribution system was constructed during the period from 1945 to 1980. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. In most cases, replacement cost will significantly exceed the original installation cost of the retired assets due to increases in the costs of goods and services. San Jose Water Company also expects to realize an increase in net salvage cost.

Historically, the Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate with the exception of recession related collections.

Cash Flow from Financing Activities

As of March 31, 2009, borrowings on the line of credit and repayments on the line of credit were higher than the activity experienced during the same period in 2008. In February 2009, San Jose Water Company issued $10,000 of unsecured Senior Notes Series J, with an interest rate of 6.54% and interest only payments until maturity, which is February 2024. In addition, receipts of advances and contributions in aid of construction were lower by approximately $3,100 as of March 31, 2009, compared to 2008.

Sources of Capital:

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity (book value). As of March 31, 2009, San Jose Water Company’s funded debt and equity were approximately 49% and 51%, respectively.

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

San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2009, San Jose Water Company’s net income available for interest charges was 355% of interest charges.

SJWTX, Inc.’s unsecured senior note agreement has SJW Corp. as a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2009, SJW Corp. does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $35,000 at rates that approximate the bank’s prime less 1% or reference rate. At March 31, 2009, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $15,300. Cost of borrowing averaged 1.80% for the first three months of 2009. The lines of credit will expire on June 1, 2010.

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

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended March 31, 2009 was $116, a decrease of $2,602, or approximately 96%, from $2,718 in the first quarter of 2008.

Operating Revenue

	Operating Revenue by Segment
	Three Months Ended March 31,
	2009	2008
Water Utility Services	$38,671	$39,576
Real Estate Services	1,350	1,677

	$40,021	$41,253

The change in operating revenue for the same period in 2008 was due to the following factors:

	Three Months Ended
	March 31, 2009 vs. 2008 Increase/(decrease)
Water Utility Services:
Consumption changes	$(2,993)	(7%)
New customers increase	67	—
Rate increases	2,021	5%
Real Estate Services	(327)	(1%)

	$(1,232)	(3%)

Operating Expense

	Operating Expense by Segment
	Three Months Ended March 31,
	2009	2008
Water Utility Services	$35,277	$34,538
Real Estate Services	933	748
All Other	356	197

	$36,566	$35,483

The change in operating expenses for the same period in 2008 was due to the following factors:

	Three Months Ended
	March 31, 2009 vs. 2008 Increase/(decrease)
Water production costs:
Change in surface water supply	$553	2%
Change in usage and new customers	(1,224)	(4%)
Purchased water and groundwater extraction charge and energy price increases	794	2%

Total water production costs	123	—

Nonwater production costs:
Administrative and general	1,291	4%
Other operating expense	294	1%
Maintenance	(128)	—
Property taxes and other nonincome taxes	700	2%
Depreciation and amortization	488	1%

Total nonwater production costs	2,645	8%

Income taxes	(1,685)	(5%)

Total operating expenses	$1,083	3%

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run off and diversion, and imported water purchased from Santa Clara Valley Water District (“SCVWD”). Surface water is the least expensive source of water and its availability significantly impacts the water production costs of San Jose Water Company.

Water production costs increased $123 for the first quarter ended March 31, 2009. The increase was primarily attributable to $794 due to higher per unit costs for purchased water, groundwater extraction and energy costs and a decrease in the availability of surface water supply which increased water production costs by $553. These increases were partially offset by $1,224 due to lower customer demand.

CLWSC’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by groundwater pumped from wells.

The change in Water Utility Services’ source of supply mix was as follows:

	Three Months Ended March 31,		Increase/ (decrease)	% Change
	2009	2008
	(in million gallons)
Purchased water	4,140	3,970	170	2%
Groundwater	3,261	3,808	(547)	(6%)
Surface water	690	1,012	(322)	(4%)
Reclaimed water	13	34	(21)	—

	8,104	8,824	(720)	(8%)

The changes in the source of supply mix were consistent with the changes in the water production costs.

Quarterly nonwater production costs increased $2,645 for the first quarter ended March 31, 2009. The increase was primarily attributable to an increase of $1,291 in administrative and general expenses due to increased pension and retirement costs and legal fees incurred in connection with the acquisition of the right and obligation to provide water service within the retail water service area of the City of Bulverde, Texas, $700 in taxes other than income tax expense, $488 in depreciation expense due to increased depreciable assets and $166 in all other expenses. Income tax expense decreased for the first quarter of 2009, as a result of lower pretax income. Future quarters in 2009 will see an impact on nonwater production costs attributable to the holding costs incurred by SJW Land Company as it seeks to re-lease the office and distribution facility buildings located in Knoxville, Tennessee.

The change in comprehensive income for the three months ended March 31, 2009 and 2008 was due to the changes in market value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from groundwater from wells, local surface water from watershed run off and diversion, and the purchase of imported treated water from SCVWD under the terms of a master contract with SCVWD expiring in 2051.

On April 6, 2009, SCVWD’s 10 reservoirs were approximately 63% full with 107,065 acre-feet of water in storage. The rainfall from July 1, 2008 to April 6, 2009 was approximately 84% of the historical season average.

As of March 31, 2009, rainfall at San Jose Water Company’s Lake Elsman was measured at 37.3 inches for the season commencing July 1, 2008 through June 30, 2009, which is approximately 93% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations.

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

On December 15, 2008, the U.S. Fish and Wildlife Service issued a new Biological Opinion (BiOp) and Incidental Take Statement for the Central Valley Project (CVP) and the State Water Project (SWP) on the Delta smelt. The operating requirements of BiOp immediately replace the interim remedy ordered by Federal Judge Oliver Wanger in December 2007. The BiOp prescribes a range of operational criteria that are determined based on hydrology, fish distribution, abundance, and other factors. Under a “most likely” scenario, the California Department of Water Resources (DWR) and United States Bureau of Reclamation (USBR) estimate that SWP and CVP supplies to SCVWD could be reduced by approximately 17 to 18% of the supply amount they currently receive. Under a “worst case” BiOp scenario, SWP and CVP supplies to SCVWD could be reduced by approximately 32 to 33% of the current supply amount they receive. In addition, while there is some overlap with the California Fish & Game Commission’s restrictions to protect longfin smelt, the longfin pumping restrictions, if triggered, could cause significant supply impacts beyond those estimated to comply with Delta smelt requirements.

On March 24, 2009, the SCVWD board of directors unanimously passed a resolution declaring a mandatory 15% reduction in water use. To effect mandatory water restrictions, SCVWD must work with other political subdivisions that possess the authority to enact and enforce drought ordinances in order to effect such restrictions. Additionally, water distributors subject to the jurisdiction of the CPUC must receive approval from the CPUC for changes in tariffs and other matters related to the implementation of water restrictions.

San Jose Water Company believes that its various sources of water supply, including an increased reliance on groundwater, are sufficient to meet customer demand for the remainder of 2009.

To the extent that San Jose Water Company has to pump water from wells during peak periods to satisfy customer demand when imported water is insufficient, higher energy costs are expected to be incurred. Currently, the CPUC has no established procedure for water utilities to recover the additional costs incurred due to such unanticipated changes in water supply mix. There can be no assurance that such costs will be recovered in full or in part.

CLWSC has long-term contracts with the Guadalupe-Blanco River Authority (“GBRA”). The terms of the agreements expire in 2040, 2044 and 2050. The agreements provide CLWSC with 6,400 acre-feet of water annually from Canyon Lake at prices to be adjusted periodically by the GBRA.

Regulatory Affairs

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.

On November 11, 2006, the CPUC issued San Jose Water Company’s most recent General Rate Case decision. The decision authorized San Jose Water Company rate increases of approximately $3,500, or 2.0%, for 2007, $5,400, or 3.0%, for 2008, and $4,000, or 2.2%, for 2009. The rate increases for 2008 and 2009 are subject to adjustments based upon the inflation escalation factors realized at the time of the increase. The decision also authorizes additional rate recoveries to be phased in as capital projects are completed over the three-year period and the recovery of approximately $450 from San Jose Water Company’s balancing and memorandum accounts. These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California.

On November 25, 2008, San Jose Water Company filed for a revenue increase for 2009 with the CPUC, and was subsequently granted a revenue increase of $4,985 effective January 1, 2009.

On November 17, 2008, CLWSC filed a request for a general rate increase for Canyon Lake with the Texas Commission on Environmental Quality (“TCEQ”). The filing contains a request for an increase in revenue of approximately $775, or about 14%. The rates became effective subject to refund on January 16, 2009. A final resolution is expected from the TCEQ in the summer of 2009.

On January 21, 2009, San Jose Water Company filed an application with the CPUC requesting general rate increases of $36,207, or 18.4% in 2010, $15,171, or 6.5% in 2011, and $19,899, or 8.1% in 2012. San Jose Water Company is proposing this rate increase due to escalating operating expenses as well as significant system infrastructure replacement requirements over the next several years. The capital budgets for the years noted above are also increasing due to significantly higher construction costs. The infrastructure improvements, such as water main and well replacements, improvements to pumping stations, well fields, water tanks and replacements throughout San Jose Water Company’s 138 square mile service area, are necessary in order to maintain safe and reliable water service to customers. The application is currently under review by the CPUC and a decision on the request is expected in late 2009, with new rates, if approved, becoming effective January 1, 2010.

On April 14, 2009, San Jose Water Company filed an advice letter to seek authority to establish: (1) a Mandatory Conservation Memorandum Account (“MCMA”) to track additional administrative costs and operating costs not recoverable through the existing memorandum type balancing accounts and (2) a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”) to track the revenue impact of mandatory conservation.

Balancing Account Recovery Procedures

As of March 31, 2009 and December 31, 2008, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $2,235 and $1,977, respectively, including interest. All the memorandum type balancing accounts are reviewed by the CPUC in San Jose Water Company’s general rate cases.

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

There has been no change in internal control over financial reporting during the first fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

On May 6, 2009, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.165 per common share. The dividend will be paid June 1, 2009 to shareholders of record as of the close of business on May 18, 2009.

ITEM 6.	EXHIBITS

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: May 8, 2009	By	/s/ DAVID A. GREEN
David A. Green
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Performance Goals for the Chief Executive Officer 2009 Fiscal Year Bonus. (1)(2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.
(2)	Management contract or compensatory plan or agreement.