Form 10-Q
period 2009-06-30
SJW CORP
filed 2009-08-07
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common shares outstanding as of July 20, 2009 are 18,484,831.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2009	2008	2009	2008
OPERATING REVENUE	$58,194	60,058	$98,215	101,311
OPERATING EXPENSE:
Operation:
Purchased water	12,601	14,176	20,390	21,172
Power	1,817	2,010	2,577	3,076
Groundwater extraction charges	9,480	9,417	14,532	14,833

Total production costs	23,898	25,603	37,499	39,081

Administrative and general	6,897	5,648	14,027	11,487
Other	4,547	4,069	8,524	7,752
Maintenance	3,216	3,272	6,132	6,316
Property taxes and other nonincome taxes	2,392	1,641	4,682	3,231
Depreciation and amortization	6,238	5,984	12,789	12,047
Income taxes	2,975	4,309	3,076	6,095

Total operating expense	50,163	50,526	86,729	86,009

OPERATING INCOME	8,031	9,532	11,486	15,302
OTHER (EXPENSE) INCOME:
Interest on senior notes	(3,488)	(3,117)	(6,747)	(6,169)
Mortgage and other interest expense	(500)	(566)	(1,029)	(1,141)
Dividends	325	321	649	643
Other, net	50	108	175	361

NET INCOME	4,418	6,278	4,534	8,996

Other comprehensive loss:
Unrealized loss on investment	(5,522)	(5,917)	(10,549)	(4,675)
Less: income taxes related to other comprehensive loss	2,264	2,426	4,325	1,917

Other comprehensive loss, net	(3,258)	(3,491)	(6,224)	(2,758)

COMPREHENSIVE INCOME/(LOSS)	$1,160	2,787	$(1,690)	6,238

EARNINGS PER SHARE
Basic	$0.24	0.34	$0.25	0.49
Diluted	$0.23	0.34	$0.24	0.48

DIVIDENDS PER SHARE	$0.17	0.16	$0.33	0.32

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,482,670	18,403,322	18,476,307	18,390,407
Diluted	18,670,057	18,596,276	18,664,299	18,594,329

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	JUNE 30, 2009	DECEMBER 31, 2008
ASSETS
Utility plant:
Land	$8,404	8,134
Depreciable plant and equipment	878,703	855,427
Construction in progress	15,380	7,142
Intangible assets	10,790	8,040

	913,277	878,743
Less accumulated depreciation and amortization	285,693	272,562

	627,584	606,181

Real estate investment	88,000	88,000
Less accumulated depreciation and amortization	6,350	5,511

	81,650	82,489

CURRENT ASSETS:
Cash and cash equivalents	4,771	3,406
Accounts receivable:
Customers, net of allowances for uncollectible accounts	14,611	11,622
Income tax	2,518	657
Other	538	1,154
Accrued unbilled utility revenue	16,630	12,896
Materials and supplies	947	933
Prepaid expenses	1,511	1,293

	41,526	31,961

OTHER ASSETS:
Investment in California Water Service Group	40,522	51,071
Debt issuance costs, net of accumulated amortization	3,195	3,162
Regulatory assets	73,518	73,778
Other	2,360	2,235

	119,595	130,246

	$870,355	850,877

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	JUNE 30, 2009	DECEMBER 31, 2008
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,484,831 shares on June 30, 2009 and 18,416,758 on June 30, 2008	$9,628	9,611
Additional paid-in capital	21,358	20,548
Retained earnings	203,417	204,744
Accumulated other comprehensive income	13,200	19,423

Total shareholders’ equity	247,603	254,326
Long-term debt, less current portion	246,221	216,613

	493,824	470,939

CURRENT LIABILITIES:
Line of credit	3,000	18,400
Current portion of long-term debt	728	705
Accrued groundwater extraction charges and purchased water	8,112	5,256
Purchased power	1,300	563
Accounts payable	10,350	5,758
Accrued interest	4,984	4,567
Accrued taxes	1,325	855
Accrued payroll	3,310	3,325
Other current liabilities	3,894	3,894

	37,003	43,323

DEFERRED INCOME TAXES	97,003	97,038
UNAMORTIZED INVESTMENT TAX CREDITS	1,645	1,675
ADVANCES FOR CONSTRUCTION	71,873	74,787
CONTRIBUTIONS IN AID OF CONSTRUCTION	118,053	114,082
DEFERRED REVENUE	1,234	1,247
POSTRETIREMENT BENEFIT PLANS	44,178	42,331
OTHER NONCURRENT LIABILITIES	5,542	5,455
COMMITMENTS AND CONTINGENCIES	—	—

	$870,355	850,877

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$4,534	8,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,789	12,047
Deferred income taxes	4,514	1,036
Share-based compensation	402	292
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(6,106)	(9,948)
Accounts payable, purchased power and other current liabilities	1,756	381
Accrued groundwater extraction charges and purchased water	2,856	3,469
Accrued taxes	(1,391)	1,131
Accrued interest	417	45
Accrued payroll	(14)	264
Postretirement benefits	2,218	1,520
Other changes, net	303	3,586

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,278	22,819

INVESTING ACTIVITIES:
Additions to utility plant	(26,148)	(33,654)
Payments for business acquisition	(3,720)	—
Cost to retire utility plant, net of salvage	(125)	(44)

NET CASH USED IN INVESTING ACTIVITIES	(29,993)	(33,698)

FINANCING ACTIVITIES:
Borrowings from line of credit	8,300	14,450
Repayments of line of credit	(23,700)	(3,950)
Long-term borrowings	30,000	1,069
Repayments of long-term borrowings	(369)	(327)
Dividends paid	(6,097)	(5,934)
Exercise of stock options and similar instruments	346	428
Tax benefits realized from share options exercised	80	324
Receipts of advances and contributions in aid of construction	1,582	5,233
Refunds of advances for construction	(1,062)	(932)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,080	10,361

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,365	(518)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,406	2,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,771	1,836

Cash paid during the period for:
Interest	$7,523	7,555
Income taxes	191	1,015
Supplemental disclosure of non-cash activities:
Change in accrued payables for additions to utility plant	3,514	(2,260)
Utility property installed by developers	1,153	1,152
Amortization of debt issuance costs	94	93

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

For the three months ended June 30, 2009 and 2008, the basic weighted average number of common shares was 18,482,670 and 18,403,322, respectively. For the six months ended June 30, 2009 and 2008, the basic weighted average number of common shares was 18,476,307 and 18,390,407, respectively. For the three months ended June 30, 2009 and 2008, the diluted weighted average number of common shares was 18,670,057 and 18,596,276, respectively. For the six months ended June 30, 2009 and 2008, the diluted weighted average number of common shares was 18,664,299 and 18,594,329, respectively. For the three months ended June 30, 2009 and 2008, anti-dilutive common stock units of 1,885 and 0, respectively, were excluded from the dilutive earnings per share calculations. For the six months ending June 30, 2009 and 2008, anti-dilutive common stock units of 3,780 and 13,011 respectively, were excluded from the dilutive earnings per share calculations.

SJW Corp. has evaluated subsequent events through August 5, 2009. Financial statements are expected to be filed with the Securities and Exchange Commission on August 7, 2009.

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

At June 30, 2009, the Incentive Plan allows non-employee directors of SJW Corp. to receive awards, authorizes the plan administrator to grant stock appreciation rights, and lists the performance criteria for performance shares. In addition, the Incentive Plan allows SJW Corp. to provide employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. In addition, shares are issued under the Employee Stock Purchase Plan (“ESPP”). The remaining shares available for issuance under the Incentive Plan are 1,268,889. As of June 30, 2009, 353,910 shares are issuable upon the exercise of outstanding options, restricted stock units and deferred stock units.

The total compensation cost charged to income under the Incentive Plan for the three and six months ended June 30, 2009 was $208 and $402, respectively, and for the three and six months ended June 30, 2008 was $154 and $292, respectively. The compensation costs charged to income was recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from share options exercised, by award type, are presented below for the six months ended June 30, 2009 and 2008.

	Six months ended June 30,
	2009	2008
Compensation costs charged to income:
Stock options	$9	29
Restricted stock and deferred restricted stock	393	263

Total compensation costs charged to income	$402	292

Tax benefits realized from share options exercised and stock issuance:
Stock options	$3	19
Restricted stock and deferred restricted stock	77	305

Total tax benefits realized from share options exercised and stock issuance	$80	324

Proceeds from the exercise of stock options and similar instruments:
Stock options	$29	50
ESPP	294	244
Restricted stock and deferred restricted stock	23	134

Total exercise of stock options and similar instruments	$346	428

Stock Options

No options were granted during the three months ended June 30, 2009 and 2008.

For the six months ended June 30, 2009, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. As of June 30, 2009, total unrecognized compensation costs related to stock options amounted to $2. These costs are expected to be recognized over a weighted average period of 0.08 year.

SFAS 123R requires the cash flows resulting from the tax benefits for deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the three and six months ended June 30, 2009, total cash received on exercise of options amounted to $35, and the excess tax benefits realized from stock options exercised amounted to $3. For the three and six months ended June 30, 2008, total cash received on exercise of options amounted to $71 and the excess tax benefits realized from stock options exercised amounted to $19.

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

On April 27, 2009, a total of 7,562 shares of common stock were distributed to a retired member of SJW Corp.’s Board of Directors. The excess tax benefits realized from the distribution of such shares of common stock to the retired Board member amounted to $42.

As of June 30, 2009, a total of 21,000 restricted and deferred restricted stock units were awarded to a key executive of SJW Corp., which includes 7,000 performance-based restricted stock units that will convert into shares of SJW Corp.’s common stock upon vesting at the end of a three year period if specific performance goals are attained. These units do not include dividend equivalent rights. The fair value of the performance-based restricted award was estimated using the fair value of SJW Corp.’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the performance goals will be attained. Share-based compensation expense is recognized over three years at $13.57 per unit for performance-based stock units and $25.24 per unit for the remaining 14,000 restricted and deferred restricted stock units. If such goals are not met and requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed.

Additionally, as of June 30, 2009, 13,569 restricted stock units were awarded to several executives of SJW Corp. and its subsidiaries, which includes 11,730 units that will vest in four equal successive installments upon completion of each year of service and 1,839 restricted stock units that will vest in three equal successive installments upon completion of each year of service. These units do include dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair values of $26.83 and $25.24 per unit, respectively, over the vesting periods beginning in 2009.

As of June 30, 2009, the total unrecognized compensation costs were $1,365. These costs are expected to be recognized over a weighted average period of 1.68 years.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common shares after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and six months ended June 30, 2009, $30 and $62, respectively, related to DERs were recorded against retained earnings and were accrued as a liability. For the three and six months ended June 30, 2008, $41 and $88, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

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

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s ESPP expenses were $22 and $36 for the three and six months ended June 30, 2009, respectively, and $15 and $33 for the three and six months ended June 30, 2008, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2009 for the ESPP is approximately $7. This cost is expected to be recognized during the third quarter of 2009.

Note 3. Real Estate Investments

The major components of real estate investments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Land	$22,381	22,381
Buildings and improvements	65,388	65,388
Intangibles	231	231

Subtotal	88,000	88,000
Less: accumulated depreciation and amortization	6,350	5,511

Total	$81,650	82,489

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 4. Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$678	557	$1,356	1,114
Interest cost	1,238	1,150	2,476	2,300
Other cost	642	266	1,284	532
Expected return on assets	(765)	(944)	(1,530)	(1,887)

	$1,793	1,029	$3,586	2,059

In 2009, San Jose Water Company has made a contribution of $1,100 to the pension plan and expects to make a contribution of approximately $470 to the other postretirement benefit plan. San Jose Water Company is evaluating the impact of changes to the Pension Protection Act of 2006 that governs San Jose Water Company’s cash contribution requirement.

The accounting for pensions and other postretirement benefits requires the extensive use of assumptions about the discount rate, expected return on plan assets, the rate of future compensation increases received by the employees, mortality, turnover, and medical costs to determine the present value of the benefit obligation and the fair value of plan assets at the end of the year. With the current market conditions, the funded status of the pension plans and the contributions could change due to fluctuations on the expected return on plan assets as well as the present value of the benefit obligation. Further, required plan contributions by San Jose Water Company may increase and payout restrictions on benefit payments from the pension plan could result from declining asset values and a decreased expectation of return on assets. SJW Corp. will review the assumptions on the measurement date of December 31, 2009 to determine any change in the present value of the benefit obligation and the fair value of plan assets.

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

	For Three Months Ended June 30, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$56,099	1,247	848	—	56,099	2,095	58,194
Operating expense	47,700	1,023	1,054	386	47,700	2,463	50,163
Operating income (loss)	8,399	224	(206)	(386)	8,399	(368)	8,031
Net income (loss)	5,069	224	(674)	(201)	5,069	(651)	4,418
Depreciation and amortization	5,733	85	420	—	5,733	505	6,238
Interest expense	3,514	—	463	11	3,514	474	3,988
Income tax expense (benefit) in operating income	3,514	152	(497)	(194)	3,514	(539)	2,975
Assets	$740,253	5,384	82,977	41,741	740,253	130,102	870,355

	For Three Months Ended June 30, 2008
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$57,075	1,286	1,697	—	57,075	2,983	60,058
Operating expense	48,422	1,065	824	215	48,422	2,104	50,526
Operating income (loss)	8,653	221	873	(215)	8,653	879	9,532
Net income	5,705	199	345	29	5,705	573	6,278
Depreciation and amortization	5,484	81	419	—	5,484	500	5,984
Interest expense	3,083	51	510	39	3,083	600	3,683
Income tax expense (benefit) in operating income	4,049	137	212	(89)	4,049	260	4,309
Assets	$660,327	6,695	84,686	36,238	660,327	127,619	787,946

	For Six Months Ended June 30, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$93,974	2,043	2,198	—	93,974	4,241	98,215
Operating expense	82,320	1,680	1,987	742	82,320	4,409	86,729
Operating income (loss)	11,654	363	211	(742)	11,654	(168)	11,486
Net income (loss)	5,183	362	(746)	(265)	5,183	(649)	4,534
Depreciation and amortization	11,779	171	839	—	11,779	1,010	12,789
Interest expense	6,817	—	933	26	6,817	959	7,776
Income tax expense (benefit) in operating income	3,610	246	(543)	(237)	3,610	(534)	3,076
Assets	$740,253	5,384	82,977	41,741	740,253	130,102	870,355

	For Six Months Ended June 30, 2008
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$95,791	2,146	3,374	—	95,791	5,520	101,311
Operating expense	82,290	1,735	1,572	412	82,290	3,719	86,009
Operating income (loss)	13,501	411	1,802	(412)	13,501	1,801	15,302
Net income	7,786	360	747	103	7,786	1,210	8,996
Depreciation and amortization	11,047	161	839	—	11,047	1,000	12,047
Interest expense	6,087	102	1,037	84	6,087	1,223	7,310
Income tax expense (benefit) in operating income	5,552	247	465	(169)	5,552	543	6,095
Assets	$660,327	6,695	84,686	36,238	660,327	127,619	787,946

*	The “All Other” category includes SJW Corp. without regard to its subsidiaries. Please refer to Notes to Consolidated Financial Statements in SJW Corp.’s 2008 Annual Report on Form 10-K.

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

On March 30, 2009, SJW Corp. increased its unsecured lines of credit by $20,000 for an aggregate short-term borrowing amount of up to $55,000 with interest rates that approximate the bank’s reference rate plus 1.75%. The line of credit will expire on June 1, 2010.

On May 15, 2009, San Jose Water Company issued $20,000 of unsecured Series K Senior Notes, with an interest rate of 6.75% and interest only payments until maturity, which is May 15, 2039. Senior Note Series K has terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. A portion of the proceeds from the sale of Series K Senior Notes were used to repay short-term borrowings.

Note 7. Fair Value Measurement

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as required by SFAS 157, as of June 30, 2009:

	Balance as of June 30, 2009	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$40,522	$40,522	—	—

The FASB has also issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13 “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in paragraph 6 of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SJW Corp.’s adoption of SFAS 157 and FSP 157-2 did not have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

Note 8. Bankruptcy of Real Estate Tenant

On January 13, 2009, SJW Land Company was informed that one of its tenants filed a Chapter 11 bankruptcy proceeding and intended to liquidate its operations through the United States bankruptcy court in Delaware. The tenant leased a 148,000 square foot office building and a 346,000 square foot distribution building from SJW Land Company in Knoxville, Tennessee under triple net leases. The tenant vacated the buildings on May 31, 2009. SJW Land Company is incurring all holding costs and is actively seeking to re-lease the property. SJW Corp. has reviewed the Tennessee properties for impairment in accordance with the requirements of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon our review, the carrying amount of the Tennessee properties does not exceed its fair value and as a result, no adjustment has been made to the carrying value.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns the following properties:

Description	Location	Acreage	Square Footage	Percentage of SJW Land Company Revenue as of June 30, 2009
2 Commercial buildings	San Jose, California	2	28,000	20%
Warehouse building	Windsor, Connecticut	17	170,000	17%
Warehouse building	Orlando, Florida	8	147,000	10%
Retail building	El Paso, Texas	2	14,000	7%
Warehouse building	Phoenix, Arizona	11	176,000	19%
Warehouse building	Knoxville, Tennessee	29	346,000	17%
Commercial building	Knoxville, Tennessee	15	148,000	10%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A

The California properties listed above include properties held by 444 West Santa Clara Street, L.P., in which SJW Corp. has a 70% limited partnership interest. The limited partnership has been determined to be a variable interest entity within the scope of FASB Interpretation No. 46R (“FIN46R”), “Consolidation of Variable Interest Entities” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.

SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), provides water utility service to approximately 8,900 connections that serve approximately 36,000 residents in a service area comprising more than 250 square miles in the growing region between San Antonio and Austin, Texas.

Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is seeking to develop wholesale water supplies in Texas.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of that company’s outstanding shares as of June 30, 2009.

Business Strategy:

SJW Corp. focuses its business initiatives in four strategic areas:

(1)	Regional regulated water utility operations.

(2)	Regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC.

(3)	Out-of-region water and utility related services, primarily in the Western United States.

(4)	Real estate investment activities in SJW Land Company.

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

Metered revenue of San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services’ estimates are determined. As of June 30, 2009 and December 31, 2008, accrued unbilled revenue was $16,630 and $12,896, respectively. Unaccounted-for water on a 12 month-to-date basis for June 30, 2009 and 2008 approximated 7.97% and 7.02%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded in operating revenues, with related expenses charged to administrative and general expenses. For the six months ended June 30, 2009 and 2008, the surcharge was $1,393 and $1,286, respectively.

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

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.” In accordance with SFAS No. 71, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized as of June 30, 2009 and December 31, 2008, or for any periods presented. The net regulatory assets recorded by San Jose Water Company as of June 30, 2009 and December 31, 2008 was $73,518 and $73,778, respectively.

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

Recognition of Gain/Loss on Utility, Nonutility Property and Real Estate Investments

In conformity with generally accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation. No gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

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

Recent Accounting Pronouncements:

In June 2009, FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS replaces SFAS 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by FASB. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative generally accepted accounting principles for SEC registrants.

Liquidity and Capital Resources:

Cash Flow from Operations

As of June 30, 2009, SJW Corp. generated cash flow from operations of approximately $22,300, compared to $22,800 for the same period in 2008. Cash flow from operations is primarily generated by net income adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, offset by working capital changes. The decrease in June 30, 2009 cash flow from operations of approximately $500 resulted from a decrease of approximately $200 in net income adjusted for non-cash items and approximately a $300 decrease in working capital items. This decrease is primarily related to a decrease in estimated tax payments and a federal tax refund received in the first quarter of 2008, working capital uses due to changes in various accruals and an increase in pension expense from the second quarter of 2008 to 2009.

Cash Flow from Investing Activities

As of June 30, 2009, SJW Corp. used approximately $26,100 of cash for company funded capital expenditures. In February 2009, SJWTX, Inc. paid approximately $3,700 for the right and obligation to provide water service within the retail water service areas of the City of Bulverde, Texas.

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

Historically, the Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate. However, continued recessionary factors in the economy could increase the probability that more of our customers would default on their accounts.

Cash Flow from Financing Activities

As of June 30, 2009, borrowings on the line of credit were lower and repayments on the line of credit were higher than the activity experienced during the same period in 2008. In February 2009, San Jose Water Company issued $10,000 of unsecured Senior Notes Series J, with an interest rate of 6.54% and interest only payments until maturity, which is February 2024. In May 2009, San Jose Water Company issued $20,000 of unsecured Senior Notes Series K, with an interest rate of 6.75% and interest only payments until maturity, which is May 2039. In addition, receipts of advances and contributions in aid of construction were lower by approximately $3,700 as of June 30, 2009, compared to the same period in 2008.

Sources of Capital:

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% funded debt and 50% equity (book value). As of June 30, 2009, San Jose Water Company’s funded debt and equity were approximately 52% and 48%, respectively.

Historically, San Jose Water Company’s internally-generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the future cash requirements for San Jose Water Company’s capital expenditures. Funding for its future capital expenditure program is expected to be provided primarily through internally-generated funds and long-term debt and will be consistent with the regulatory guidelines.

San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of June 30, 2009, San Jose Water Company’s net income available for interest charges was 340% of interest charges. As of June 30, 2009, San Jose Water Company does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJWTX, Inc.’s unsecured senior note agreement has SJW Corp. as a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2009, SJW Corp. does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $55,000 at rates that approximate the bank’s reference rate plus 1.75%. At June 30, 2009, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $49,000. Cost of borrowing averaged 1.64% for the first six months of 2009. The lines of credit will expire on June 1, 2010.

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

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended June 30, 2009 was $4,418, a decrease of $1,860, or approximately 30%, from $6,278 in the second quarter of 2008. For the six months ended June 30, 2009, consolidated net income was $4,534, a decrease of $4,462, or approximately 50%, from $8,996 for the same period in 2008.

Operating Revenue

	Operating Revenue by Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Water Utility Services	$57,346	58,361	$96,017	97,937
Real Estate Services	848	1,697	2,198	3,374

	$58,194	60,058	$98,215	101,311

The change in operating revenue for the same period in 2008 was due to the following factors:

	Three Months Ended June 30, 2009 vs. 2008		Six Months Ended June 30, 2009 vs. 2008
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(4,577)	(8)%	$(7,570)	(7)%
New customers increase	58	—	125	—
Rate increases	3,504	6%	5,525	5%
Real Estate Services	(849)	(1)%	(1,176)	(1)%

	$(1,864)	(3)%	$(3,096)	(3)%

Operating Expense

	Operating Expense by Segment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Water Utility Services	$48,723	49,487	$84,000	84,025
Real Estate Services	1,054	824	1,987	1,572
All Other	386	215	742	412

	$50,163	50,526	$86,729	86,009

The change in operating expenses for the same period in 2008 was due to the following factors:

	Three Months Ended June 30, 2009 vs. 2008		Six Months Ended June 30, 2009 vs. 2008
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$(744)	(1)%	$(191)	—
Change in usage and new customers	(2,794)	(6)%	(4,018)	(5)%
Purchased water and groundwater extraction charge and energy price increase	1,833	4%	2,627	3%

Total water production costs	(1,705)	(3)%	(1,582)	(2)%

Nonwater production costs:
Administrative and general	1,249	2%	2,540	3%
Other operating expense	478	1%	772	1%
Maintenance	(56)	—	(184)	—
Property taxes and other nonincome taxes	751	1%	1,451	2%
Depreciation and amortization	254	1%	742	1%

Total nonwater production costs	2,676	5%	5,321	7%

Income taxes	(1,334)	(3)%	(3,019)	(4)%

Total operating expenses	$(363)	(1)%	$720	1%

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run off and diversion, and imported water purchased from Santa Clara Valley Water District (“SCVWD”). Surface water is the least expensive source of water and its availability significantly impacts the water production costs of San Jose Water Company.

Water production costs decreased $1,705 and $1,582 for the second quarter and year-to-date of 2009, respectively, compared to the corresponding periods in the prior year. The decrease was primarily attributable to lower customer demand, which decreased water production costs by $2,794 and $4,018 for the second quarter and year-to-date, respectively. The decreases were partially offset by $1,833 and $2,627 for the quarter and year-to-date, respectively, of increased purchased water, groundwater extraction and energy costs.

CLWSC’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by groundwater pumped from wells.

The change in Water Utility Services’ source of supply mix was as follows: (in million gallons)

	Three Months Ended June 30,		Increase/ (decrease)	% Change	Six Months Ended June 30,
	2009	2008			2009	2008	Increase/ (decrease)	% Change
Purchased water	6,532	8,059	(1,527)	(10)%	10,672	12,029	(1,357)	(6)%
Groundwater	6,073	6,582	(509)	(3)%	9,334	10,390	(1,056)	(4)%
Surface water	944	520	424	3%	1,634	1,532	102	—
Reclaimed water	155	135	20	—	168	169	(1)	—

	13,704	15,296	(1,592)	(10)%	21,808	24,120	(2,312)	(10)%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Quarterly nonwater production costs increased $2,676 for the second quarter ended June 30, 2009. The increase was primarily attributable to an increase of $1,249 in administrative and general expenses due to increased pension and retirement costs, increased salaries and wages and higher worker’s compensation costs due to refunds received in 2008 that have not occurred in 2009, $751 in property taxes and other nonincome tax expense due to property taxes for the Tennessee properties that previously had been borne by the tenant under triple net leases, $478 in other operating expenses and $198 in all other expenses. Income tax expense decreased for the second quarter of 2009, as a result of lower pretax income. Future quarters in 2009 will continue to see an impact on nonwater production costs attributable to the holding costs incurred by SJW Land Company as it seeks to re-lease its office and distribution facility buildings located in Knoxville, Tennessee.

Year-to-date nonwater production costs increased $5,321 compared to 2008. The increase was primarily attributable to an increase of $2,540 in administrative and general expenses due to increased pension and retirement costs, increased salaries and wages and legal fees incurred in connection with the acquisition of the right and obligation to provide water service within the retail water service area of the City of Bulverde, Texas, $1,451 in property taxes and other nonincome tax expense due to property taxes for the Tennessee properties that previously had been borne by the tenant under triple net leases, $772 in other operating expenses, and $742 in depreciation and amortization expense, partially offset by a decrease of $184 in maintenance expenses.

The change in comprehensive income for the three and six months ended June 30, 2009 and 2008 was due to the decrease in fair value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from groundwater from wells, local surface water from watershed run off and diversion, and the purchase of imported treated water from SCVWD under the terms of a master contract with SCVWD expiring in 2051.

On June 30, 2009, SCVWD’s 10 reservoirs were approximately 56% full with 94,851 acre-feet of water in storage. The rainfall from July 1, 2008 to June 30, 2009 was approximately 80% of the historical season average.

As of June 30, 2009, rainfall at San Jose Water Company’s Lake Elsman was measured at 39.58 inches for the season commencing July 1, 2008 through June 30, 2009, which is approximately 90% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations.

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

On December 15, 2008, the U.S. Fish and Wildlife Service issued a new Biological Opinion (“BiOp”) and Incidental Take Statement for the Central Valley Project (“CVP”) and the State Water Project (“SWP”) on the Delta smelt. The operating requirements of BiOp immediately replace the interim remedy ordered by Federal Judge Oliver Wanger in December 2007. The BiOp prescribes a range of operational criteria that are determined based on hydrology, fish distribution, abundance, and other factors. Under a “most likely” scenario, the California Department of Water Resources (“DWR”) and United States Bureau of Reclamation (“USBR”) estimate that SWP and CVP supplies to SCVWD could be reduced by approximately 17 to 18% of the supply amount they currently receive. Under a “worst case” BiOp scenario, SWP and CVP supplies to SCVWD could be reduced by approximately 32 to 33% of the current supply amount they receive. In addition, while there is some overlap with the California Fish & Game Commission’s restrictions to protect longfin smelt, the longfin pumping restrictions, if triggered, could cause significant supply impacts beyond those estimated to comply with Delta smelt requirements.

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

On November 17, 2008, CLWSC filed a request for a general rate increase for Canyon Lake with the Texas Commission on Environmental Quality (“TCEQ”). The filing contains a request for an increase in revenue of approximately $775, or about 14%. The rates became effective subject to refund on January 16, 2009. A preliminary hearing of the matter has been scheduled for August 26, 2009 and a final resolution is expected by the end of 2009.

On December 24, 2008, San Jose Water Company filed an application with the CPUC seeking authority to issue and sell debt securities not exceeding an aggregate amount of $90,000 over the next three years. This application is required by the CPUC rules and authority must be granted before additional debt can be issued. The authority was granted by the CPUC effective May 11, 2009.

On January 21, 2009, San Jose Water Company filed an application with the CPUC requesting general rate increases of $36,207, or 18.4% in 2010, $15,171, or 6.5% in 2011, and $19,899, or 8.1% in 2012. San Jose Water Company is proposing this rate increase due to escalating operating expenses as well as significant system infrastructure replacement requirements over the next several years. The capital budgets for the years noted above are also increasing due to significantly higher construction costs. The infrastructure improvements, such as water main and well replacements, improvements to pumping stations, well fields, water tanks and pipeline replacements are necessary in order to maintain safe and reliable water service to customers. The application is currently under review by the CPUC and a decision on the request is expected in late 2009, with new rates, if approved, becoming effective January 1, 2010.

On April 14, 2009, San Jose Water Company filed an advice letter to seek authority to establish: (1) a Mandatory Conservation Memorandum Account (“MCMA”) to track additional administrative costs and operating costs not recoverable through the existing memorandum type balancing accounts and (2) a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”) to track the revenue impact of mandatory conservation. The filing is pending before the CPUC.

On April 29, 2009, San Jose Water Company filed an advice letter with the CPUC requesting the implementation of a revenue increase of $1,300 via a rate base offset for plant additions previously authorized in D.06-11-015. The rate increase became effective on June 1, 2009.

Balancing Account Recovery Procedures

As of June 30, 2009 and December 31, 2008, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $1,574 and $1,977, respectively, including interest. All the memorandum type balancing accounts are reviewed by the CPUC in San Jose Water Company’s general rate cases.

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

There has been no change in internal control over financial reporting during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

At the 2009 Annual Meeting of Shareholders of SJW Corp. held on May 6, 2009, the ten individuals listed below were elected to the Board of Directors and the appointment of KPMG LLP as independent auditors for 2009 was ratified by the following votes:

Proposal 1: Election of Directors:

Name of Director	In Favor	Withheld
Katharine Armstrong	16,579,089	136,062
Mark L. Cali	15,578,154	1,136,997
J. Philip DiNapoli	16,543,210	171,941
Douglas R. King	15,582,924	1,132,227
Norman Y. Mineta	16,513,786	201,365
George E. Moss	16,410,847	304,304
W. Richard Roth	16,547,062	168,089
Charles J. Toeniskoetter	16,296,940	418,211
Frederick R. Ulrich, Jr.	15,572,095	1,143,056
Robert A. Van Valer	14,973,996	1,741,155

Proposal 2: Ratification of Appointment of Independent Registered Accounting Firm:

In Favor	Against	Abstain	Broker Non-Votes
16,536,790	142,796	35,563	—

ITEM 5.	OTHER INFORMATION

On July 29, 2009, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.165 per common share. The dividend will be paid September 1, 2009 to shareholders of record as of the close of business on August 10, 2009.

ITEM 6.	EXHIBITS

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: August 7, 2009	By	/s/ DAVID A. GREEN
David A. Green
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	By-laws of SJW Corp., as amended on May 6, 2009. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 7, 2009.

10.1	Performance Goals for the Chief Executive Officer 2009 Fiscal Year Bonus. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009. (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.
(2)	Management contract or compensatory plan or agreement.