Form 10-Q
period 2009-09-30
SJW CORP
filed 2009-11-06
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common shares outstanding as of October 19, 2009 are 18,498,897.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
OPERATING REVENUE	$69,326	69,507	$167,541	170,818
OPERATING EXPENSE:
Operation:
Purchased water	15,174	16,390	35,564	37,562
Power	2,666	2,579	5,243	5,655
Groundwater extraction charges	10,743	11,845	25,275	26,678

Total production costs	28,583	30,814	66,082	69,895
Administrative and general	6,807	6,322	20,834	17,809
Other	4,697	4,343	13,221	12,095
Maintenance	3,550	3,296	9,682	9,612
Property taxes and other nonincome taxes	1,882	1,763	6,564	4,994
Depreciation and amortization	6,403	5,988	19,192	18,035
Income taxes	5,735	5,516	8,811	11,611

Total operating expense	57,657	58,042	144,386	144,051

OPERATING INCOME	11,669	11,465	23,155	26,767
OTHER (EXPENSE) INCOME:
Interest on senior notes	(3,638)	(3,122)	(10,384)	(9,291)
Mortgage and other interest expense	(476)	(627)	(1,506)	(1,768)
Dividends	324	322	973	965
Other, net	138	219	313	580

NET INCOME	8,017	8,257	12,551	17,253

Other comprehensive income (loss):
Unrealized income (loss) on investment	2,310	6,303	(8,239)	1,628
Less: income taxes related to other comprehensive income (loss)	(947)	(2,585)	3,378	(668)

Other comprehensive income (loss), net	1,363	3,718	(4,861)	960

COMPREHENSIVE INCOME	$9,380	11,975	$7,690	18,213

EARNINGS PER SHARE
Basic	$0.43	0.45	$0.68	0.94

Diluted	$0.43	0.44	$0.67	0.93

DIVIDENDS PER SHARE	$0.16	0.16	$0.49	0.48

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,494,274	18,423,325	18,482,362	18,401,458
Diluted	18,689,769	18,618,780	18,672,855	18,602,557

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
ASSETS
Utility plant:
Land	$8,502	8,134
Depreciable plant and equipment	894,656	855,427
Construction in progress	16,013	7,142
Intangible assets	11,278	8,040

	930,449	878,743
Less accumulated depreciation and amortization	292,215	272,562

	638,234	606,181

Real estate investment	88,000	88,000
Less accumulated depreciation and amortization	6,769	5,511

	81,231	82,489

CURRENT ASSETS:
Cash and cash equivalents	1,860	3,406
Accounts receivable:
Customers, net of allowances for uncollectible accounts	15,974	11,622
Income tax	333	657
Other	491	1,154
Accrued unbilled utility revenue	18,598	12,896
Materials and supplies	924	933
Prepaid expenses	1,681	1,293

	39,861	31,961

OTHER ASSETS:
Investment in California Water Service Group	42,832	51,071
Debt issuance costs, net of accumulated amortization	3,147	3,162
Regulatory assets	74,000	73,778
Other	1,959	2,235

	121,938	130,246

	$881,264	850,877

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,498,897 shares on September 30, 2009 and 18,426,502 on September 30, 2008	$9,635	9,611
Additional paid-in capital	21,859	20,548
Retained earnings	208,351	204,744
Accumulated other comprehensive income	14,562	19,423

Total shareholders’ equity	254,407	254,326
Long-term debt, less current portion	246,013	216,613

	500,420	470,939

CURRENT LIABILITIES:
Line of credit	4,300	18,400
Current portion of long-term debt	781	705
Accrued groundwater extraction charges and purchased water	8,291	5,256
Purchased power	1,511	563
Accounts payable	9,125	5,758
Accrued interest	3,951	4,567
Accrued taxes	2,222	855
Accrued payroll	2,889	3,325
Other current liabilities	4,254	3,894

	37,324	43,323

DEFERRED INCOME TAXES	100,564	97,038
UNAMORTIZED INVESTMENT TAX CREDITS	1,630	1,675
ADVANCES FOR CONSTRUCTION	70,819	74,787
CONTRIBUTIONS IN AID OF CONSTRUCTION	120,338	114,082
DEFERRED REVENUE	1,212	1,247
POSTRETIREMENT BENEFIT PLANS	43,281	42,331
OTHER NONCURRENT LIABILITIES	5,676	5,455
COMMITMENTS AND CONTINGENCIES	—	—

	$881,264	850,877

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$12,551	17,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,192	18,035
Deferred income taxes	7,114	5,064
Share-based compensation	605	443
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(9,390)	(13,119)
Accounts payable, purchased power and other current liabilities	976	60
Accrued groundwater extraction charges and purchased water	3,033	3,559
Accrued taxes	1,691	5,132
Accrued interest	(616)	(1,092)
Accrued payroll	(436)	123
Postretirement benefits	1,321	(743)
Other changes, net	561	846

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,602	35,561

INVESTING ACTIVITIES:
Additions to utility plant	(43,722)	(47,612)
Payments for business acquisition	(3,720)	—
Cost to retire utility plant, net of salvage	(310)	(1,204)

NET CASH USED IN INVESTING ACTIVITIES	(47,752)	(48,816)

FINANCING ACTIVITIES:
Borrowings from line of credit	9,600	22,450
Repayments of line of credit	(23,700)	(8,550)
Long-term borrowings	30,000	1,069
Repayments of long-term borrowings	(524)	(472)
Dividends paid	(9,149)	(8,904)
Exercise of stock options and similar instruments	651	680
Tax benefits realized from share options exercised	80	324
Receipts of advances and contributions in aid of construction	4,358	8,177
Refunds of advances for construction	(1,712)	(1,696)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,604	13,078

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,546)	(177)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,406	2,354

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,860	2,177

Cash paid during the period for:
Interest	$12,437	12,550
Income taxes	1,156	2,446
Supplemental disclosure of non-cash activities:
Change in accrued payables for additions to utility plant	3,636	(467)
Increase in nonutility property due to transfer from utility property	—	2,386
Utility property installed by developers	1,153	3,034
Amortization of debt issuance costs	141	140

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issued under the Employee Stock Purchase Plan (“ESPP”).

For the three months ended September 30, 2009 and 2008, the basic weighted average number of common shares was 18,494,274 and 18,423,325, respectively. For the nine months ended September 30, 2009 and 2008, the basic weighted average number of common shares was 18,482,362 and 18,401,458, respectively. For the three months ended September 30, 2009 and 2008, the diluted weighted average number of common shares was 18,689,769 and 18,618,780, respectively. For the nine months ended September 30, 2009 and 2008, the diluted weighted average number of common shares was 18,672,855 and 18,602,557, respectively. For the three months ended September 30, 2009 and 2008, anti-dilutive common stock units of 741 and 0, respectively, were excluded from the dilutive earnings per share calculations. For the nine months ended September 30, 2009 and 2008, anti-dilutive common stock units of 4,521 and 13,011 respectively, were excluded from the dilutive earnings per share calculations.

SJW Corp. has evaluated subsequent events through November 4, 2009. Financial statements are expected to be filed with the Securities and Exchange Commission on November 6, 2009.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the authoritative reference for nongovernmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The references made to FASB guidance throughout the condensed consolidated financial statements have been updated for the Codification. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on the Company’s financial position, results of operations and cash flows.

Note 2. Long-Term Incentive Plan and Share-Based Payments

Common Shares

SJW Corp. accounts for stock-based compensation based on the grant date fair value of the awards issued to employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”, which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(in thousands, except share and per share data)

At September 30, 2009, the Incentive Plan allows non-employee directors of SJW Corp. to receive awards, authorizes the plan administrator to grant stock appreciation rights and performance shares. In addition, the Incentive Plan allows SJW Corp. to provide employees, including officers, and non-employee directors, the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are stock options, dividend units, performance shares, rights to acquire restricted stock and stock bonuses. In addition, shares are issued under the ESPP. As of September 30, 2009, the remaining shares available for issuance under the Incentive Plan are 1,269,229 and 353,108 shares are issuable upon the exercise or conversion of outstanding options, restricted stock units and deferred stock units issued under the Incentive Plan.

The total compensation cost charged to income under the Incentive Plan for the three and nine months ended September 30, 2009 was $203 and $605, respectively, and for the three and nine months ended September 30, 2008 was $151 and $443, respectively. The compensation costs charged to income was recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from share options exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
Compensation costs charged to income:
Stock options	$11	44
Restricted stock and deferred restricted stock	594	399

Total compensation costs charged to income	$605	443

Tax benefits realized from share options exercised and stock issuance:
Stock options	$3	19
Restricted stock and deferred restricted stock	77	305

Total tax benefits realized from share options exercised and stock issuance	$80	324

Proceeds from the exercise of stock options and similar instruments:
Stock options	$29	50
ESPP	602	496
Restricted stock and deferred restricted stock	20	134

Total exercise of stock options and similar instruments	$651	680

Stock Options

No options were granted during the three months ended September 30, 2009 and 2008.

For the nine months ended September 30, 2009, after taking into consideration the relevant facts and circumstances, SJW Corp. does not project any foreseeable terminations which could lead to forfeiture of unvested options. As of September 30, 2009, there were no unrecognized compensation costs related to stock options.

FASB ASC Topic 718 requires the cash flows resulting from the tax benefits for deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the three and nine months ended September 30, 2009, total cash received on exercise of options amounted to $35, including the excess tax benefits realized from stock options exercised amounted to $3. For the three months ended September 30, 2008, no options were exercised. For the nine months ended September 30, 2008, total cash received on exercise of options amounted to $71, including the excess tax benefits realized from stock options exercised amounted to $19.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(in thousands, except share and per share data)

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

As of September 30, 2009, a total of 21,000 restricted and deferred restricted stock units were awarded to a key executive of SJW Corp., which includes 7,000 market performance-based restricted stock units that will convert into shares of SJW Corp.’s common stock upon vesting at the end of a three year period if specific performance goals are attained. These units do not include dividend equivalent rights. The fair value of the market performance-based restricted award was estimated using the fair value of SJW Corp.’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the performance goals will be attained. Share-based compensation expense is recognized over three years at $13.57 per unit for market performance-based stock units and $25.24 per unit for the remaining 14,000 restricted and deferred restricted stock units. If the requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed.

Additionally, as of September 30, 2009, 13,569 restricted stock units were awarded to several executives of SJW Corp. and its subsidiaries, which includes 11,730 units that will vest in four equal successive installments upon completion of each year of service and 1,839 restricted stock units that will vest in three equal successive installments upon completion of each year of service. These units include dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair values of $26.83 and $25.24 per unit, respectively, over the vesting periods beginning in 2009.

As of September 30, 2009, the total unrecognized compensation costs were $1,156. These costs are expected to be recognized over a weighted average period of 1.43 years.

Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common shares after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and nine months ended September 30, 2009, $30 and $92, respectively, related to DERs were recorded against retained earnings and were accrued as a liability. For the three and nine months ended September 30, 2008, $41 and $129, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

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

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(in thousands, except share and per share data)

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s ESPP expenses were $24 and $66 for the three and nine months ended September 30, 2009, respectively, and $17 and $60 for the three and nine months ended September 30, 2008, respectively.

The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2010 for the ESPP is approximately $28. This cost is expected to be recognized during the fourth quarter of 2009 and the first quarter of 2010.

Note 3. Real Estate Investments

The major components of real estate investments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Land	$22,381	22,381
Buildings and improvements	65,388	65,388
Intangibles	231	231

Subtotal	88,000	88,000
Less: accumulated depreciation and amortization	6,769	5,511

Total	$81,231	82,489

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 4. Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$678	557	$2,035	1,671
Interest cost	1,238	1,150	3,713	3,450
Other cost	642	266	1,925	798
Expected return on assets	(765)	(944)	(2,295)	(2,831)

	$1,793	1,029	$5,378	3,088

In 2009, San Jose Water Company has made contributions of $3,300 to the pension plan and $470 to the other postretirement benefit plan.

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

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(in thousands, except share and per share data)

Note 5. Segment and Nonregulated Business Reporting

SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”), (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas and (iv) Texas Water Alliance Limited, which is seeking to develop water supplies in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting”, SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.’s subsidiaries, San Jose Water Company and Canyon Lake Water Service Company, together referred to as the “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, the “Real Estate Services.”

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

	For Three Months Ended September 30, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$66,998	1,514	814	—	66,998	2,328	69,326
Operating expense	55,642	1,220	576	219	55,642	2,015	57,657
Operating income (loss)	11,356	294	238	(219)	11,356	313	11,669
Net income (loss)	8,050	295	(228)	(100)	8,050	(33)	8,017
Depreciation and amortization	5,898	86	419	—	5,898	505	6,403
Interest expense	3,665	—	449	—	3,665	449	4,114
Income tax expense (benefit) in operating income	6,055	202	(347)	(175)	6,055	(320)	5,735
Assets	$749,366	5,000	82,466	44,432	749,366	131,898	881,264

	For Three Months Ended September 30, 2008
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$66,370	1,442	1,695	—	66,370	3,137	69,507
Operating expense	55,938	1,224	775	105	55,938	2,104	58,042
Operating income (loss)	10,432	218	920	(105)	10,432	1,033	11,465
Net income	7,544	211	389	113	7,544	713	8,257
Depreciation and amortization	5,489	80	419	—	5,489	499	5,988
Interest expense	3,205	—	508	36	3,205	544	3,749
Income tax expense (benefit) in operating income	5,148	146	239	(17)	5,148	368	5,516
Assets	$676,948	5,625	83,640	42,724	676,948	131,989	808,937

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(in thousands, except share and per share data)

	For Nine Months Ended September 30, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$160,972	3,557	3,012	—	160,972	6,569	167,541
Operating expense	137,962	2,900	2,563	961	137,962	6,424	144,386
Operating income (loss)	23,010	657	449	(961)	23,010	145	23,155
Net income (loss)	13,233	657	(974)	(365)	13,233	(682)	12,551
Depreciation and amortization	17,677	257	1,258	—	17,677	1,515	19,192
Interest expense	10,482	—	1,382	26	10,482	1,408	11,890
Income tax expense (benefit) in operating income	9,665	448	(890)	(412)	9,665	(854)	8,811
Assets	$749,366	5,000	82,466	44,432	749,366	131,898	881,264

	For Nine Months Ended September 30, 2008
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$162,161	3,588	5,069	—	162,161	8,657	170,818
Operating expense	138,228	2,959	2,347	517	138,228	5,823	144,051
Operating income (loss)	23,933	629	2,722	(517)	23,933	2,834	26,767
Net income	15,330	571	1,136	216	15,330	1,923	17,253
Depreciation and amortization	16,536	241	1,258	—	16,536	1,499	18,035
Interest expense	9,309	85	1,545	120	9,309	1,750	11,059
Income tax expense (benefit) in operating income	10,700	393	704	(186)	10,700	911	11,611
Assets	$676,948	5,625	83,640	42,724	676,948	131,989	808,937

*	The “All Other” category includes SJW Corp. without regard to its subsidiaries. Please refer to Notes to Consolidated Financial Statements in SJW Corp.’s 2008 Annual Report on Form 10-K.

Note 6. Long-Term Liabilities

SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

On February 2, 2009, San Jose Water Company issued $10,000 of unsecured 15-year Series J Senior Notes, with an interest rate of 6.54% and interest only payments until maturity, which is February 2, 2024. Senior Note Series J has terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. Proceeds from the sale of Series J Senior Notes were used to repay a portion of outstanding short-term borrowings.

On March 30, 2009, SJW Corp. increased its unsecured lines of credit by $20,000 for an aggregate short-term borrowing amount of up to $55,000 with interest rates that approximate the bank’s reference rate plus 1.75%. The line of credit will expire on June 1, 2010.

On May 15, 2009, San Jose Water Company issued $20,000 of unsecured 30-year Series K Senior Notes, with an interest rate of 6.75% and interest only payments until maturity, which is May 15, 2039. Senior Note Series K has terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing twelve calendar month period would be less than 175% of interest charges. Proceeds from the sale of Series K Senior Notes were used to repay a portion of outstanding short-term borrowings.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(in thousands, except share and per share data)

Note 7. Fair Value Measurement

The following table summarizes SJW Corp.’s assets and liabilities measured at fair value as required by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures”, as of September 30, 2009:

	Balance as of September 30, 2009	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$42,832	$42,832	—	—

FASB ASC Topic 820 also addresses fair value measurements for purposes of lease classification or measurement. FASB ASC Topic 820 defers the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in FASB ASC Topic 820. SJW Corp.’s adoption of FASB ASC Topic 820 did not have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

Note 8. Bankruptcy of Real Estate Tenant

On January 13, 2009, SJW Land Company was informed that one of its tenants filed a Chapter 11 bankruptcy proceeding and intended to liquidate its operations through the United States Bankruptcy Court in Delaware. The tenant leased a 148,000 square foot office building and a 346,000 square foot distribution building from SJW Land Company in Knoxville, Tennessee under triple net leases. The tenant vacated the buildings on May 31, 2009. SJW Land Company is incurring all holding costs and is actively seeking to re-lease the property. SJW Corp. has reviewed the Tennessee properties for impairment in accordance with the requirements of FASB ASC Topic 360 – “Property, Plant and Equipment.” Based upon our review, the carrying amount of the Tennessee properties does not exceed its estimated undiscounted cash flows and as a result, no adjustment has been made to the carrying value.

Note 9. Acquisition

On February 6, 2009, SJWTX, Inc. acquired from the City of Bulverde, Texas (“City”) and the Guadalupe-Blanco River Authority (“GBRA”), the right and obligation to provide water service within the retail water service area of the City and certain areas outside the City, as well as substantially all of the retail water service assets of GBRA associated with GBRA’s existing facilities located within such service area. The agreements by which the GBRA had a long-term right to construct and operate a retail water system within such service area were also terminated. The purchase price for the assets was approximately $3,700 with approximately $2,800 and $900 being paid to the GBRA and City, respectively. The GBRA assets acquired are being accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805 – “Business Combinations.” Accordingly, the results of the subject GBRA assets are included in the consolidated financial statements of SJW Corp. from the acquisition date. Unaudited pro forma results of operations for this acquisition have not been presented since the impact of the purchase on providing current water services provided by SJWTX, Inc. was not significant.

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

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “plans,” “may,” “should,” “will,” and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and our most recent Form 10-K filed with the Securities and Exchange Commission (the “SEC”) under the item entitled “Risk Factors,” and in other reports SJW Corp. files with the SEC, specifically the most recent reports on Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns the following properties:

Description	Location	Acreage	Square Footage	Percentage of SJW Land Company Revenue as of September 30, 2009
2 Commercial buildings	San Jose, California	2	28,000	22%
Warehouse building	Windsor, Connecticut	17	170,000	19%
Warehouse building	Orlando, Florida	8	147,000	11%
Retail building	El Paso, Texas	2	14,000	8%
Warehouse building	Phoenix, Arizona	11	176,000	20%
Warehouse building	Knoxville, Tennessee	29	346,000	13%
Commercial building	Knoxville, Tennessee	15	148,000	7%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A

The California properties listed above include properties held by 444 West Santa Clara Street, L.P., in which SJW Corp. has a 70% limited partnership interest. The limited partnership has been determined to be a variable interest entity within the scope of FASB ASC Topic 810 – “Consolidation”, with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.

SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), provides water utility service to approximately 8,950 connections that serve approximately 36,000 residents in a service area comprising more than 250 square miles in the growing region between San Antonio and Austin, Texas.

Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is seeking to develop water supplies in Texas.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of that company’s outstanding shares as of September 30, 2009.

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

SJW Corp. cannot be certain it will be successful in consummating any transactions relating to such opportunities. In addition, any transaction could involve numerous risks. Some of the risks include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the risk of diverting management’s attention from day-to-day operations of the business, the potential for a negative impact to SJW Corp.’s financial position and operating results, the risks of entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

Regional Regulated Activities

SJW Corp.’s regulated utility operation is conducted through San Jose Water Company and CLWSC. SJW Corp. plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructure. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.

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

Real Estate Investment

SJW Land Company’s real estate investments diversify SJW Corp.’s asset base and balances SJW Corp.’s concentration in regulated assets. SJW Land Company implements its real estate investment strategy by exchanging selected real estate assets for investments with a capital structure that is consistent with SJW Corp.’s consolidated capital structure.

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

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with FASB ASC Topic 605 – “Revenue Recognition.”

Metered revenue of San Jose Water Company and CLWSC (together referred to as the “Water Utility Services”) includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services’ estimates are determined. As of September 30, 2009 and December 31, 2008, accrued unbilled revenue was $18,598 and $12,896, respectively.

Unaccounted-for water on a 12 month-to-date basis for September 30, 2009 and 2008 approximated 8.03% and 6.59%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through customer conservation, main replacements and lost water reduction programs.

Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded in operating revenues, with related expenses charged to administrative and general expenses. For the nine months ended September 30, 2009 and 2008, the surcharge was $2,489 and $2,220, respectively.

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

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 – “Regulated Operations”. In accordance with FASB ASC Topic 980, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized as of September 30, 2009 and December 31, 2008, or for any periods presented. The net regulatory assets recorded by San Jose Water Company as of September 30, 2009 and December 31, 2008 was $74,000 and $73,778, respectively.

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

The pension plan is administered by a committee that is composed of an equal number of San Jose Water Company and union representatives (the “Committee”). Investment decisions have been delegated by the Committee to an Investment Manager, presently Wells Fargo Advisors, LLC. Investment guidelines provided to the Investment Manager require that at least 25% of the plan assets be invested in bonds or cash. As of December 31, 2008, the plan assets consist of approximately 45% bonds, 3% cash and 52% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. They may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, or hold more than 5% of assets in any one private corporation. They may only invest in bonds, commercial paper, money market funds with acceptable ratings by Moody’s or Standard & Poor’s. The Investment Manager is reviewed regularly regarding performance by the Investment Manager who provides quarterly reports to the Committee for review.

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

Liquidity and Capital Resources:

Cash Flow from Operations

As of September 30, 2009, SJW Corp. generated cash flow from operations of approximately $36,600, compared to $35,600 for the same period in 2008. Cash flow from operations is primarily generated by net income adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes, offset by working capital changes. The increase in September 30, 2009 cash flow from operations of approximately $1,000 resulted from a decrease of approximately $1,500 in net income adjusted for non-cash items, and approximately a $2,500 increase in cash provided due to changes in accruals based on timing differences on payments made or received.

Cash Flow from Investing Activities

As of September 30, 2009, SJW Corp. used approximately $43,700 of cash for company funded capital expenditures. In February 2009, SJWTX, Inc. paid approximately $3,700 for the right and obligation to provide water service within the retail water service areas of the City of Bulverde, Texas.

Water Utility Services’ budgeted capital expenditures for 2009, exclusive of capital expenditures financed by customer contributions and advances, are $71,414, of which approximately $28,000 will be spent to replace Water Utility Services mains in 2009. SJW Corp. expects a portion of this capital budget to be carried-over to future years.

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

Historically, the Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue. Management believes it can continue to collect its accounts receivable balances at its historical collection rate. However, the impact of the current economic recession in our service areas could cause an increase in the rate at which our customers default on their accounts.

Cash Flow from Financing Activities

As of September 30, 2009, borrowings on the line of credit were lower and repayments on the line of credit were higher than the activity experienced during the same period in 2008. In February 2009, San Jose Water Company issued $10,000 of unsecured 15-year Senior Notes Series J, with an interest rate of 6.54% and interest only payments until maturity, which is February 2024. In May 2009, San Jose Water Company issued $20,000 of unsecured 30-year Senior Notes Series K, with an interest rate of 6.75% and interest only payments until maturity, which is May 2039. In addition, receipts of advances and contributions in aid of construction were lower by approximately $3,800 as of September 30, 2009, compared to the same period in 2008.

Sources of Capital:

San Jose Water Company’s ability to fund its future capital improvement plan and sustain dividend payments depends on its ability to attract external financing and maintain or increase internally generated funds. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% funded debt and 50% equity (book value). As of September 30, 2009, San Jose Water Company’s funded debt and equity were approximately 51% and 49%, respectively.

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

San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of September 30, 2009, San Jose Water Company’s net income available for interest charges was 341% of interest charges. As of September 30, 2009, San Jose Water Company does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJWTX, Inc.’s unsecured senior note agreement has SJW Corp. as a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income since December 31, 2005. As of September 30, 2009, SJW Corp. does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJW Corp. and its subsidiaries have unsecured lines of credit available allowing aggregate short-term borrowings of up to $55,000 at rates that approximate the bank’s reference rate plus 1.75%. At September 30, 2009, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $47,700. Cost of borrowing averaged 1.70% for the first nine months of 2009. The lines of credit will expire on June 1, 2010.

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

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended September 30, 2009 was $8,017, a decrease of $240, or approximately 3%, from $8,257 in the third quarter of 2008. For the nine months ended September 30, 2009, consolidated net income was $12,551, a decrease of $4,702, or approximately 27%, from $17,253 for the same period in 2008.

Operating Revenue

	Operating Revenue by Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Water Utility Services	$68,512	67,812	$164,529	165,749
Real Estate Services	814	1,695	3,012	5,069

	$69,326	69,507	$167,541	170,818

The year-over-year change in operating revenue was due to the following factors:

	Three Months Ended September 30, 2009 vs. 2008		Nine Months Ended September 30, 2009 vs. 2008
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(3,204)	(5)%	$(10,774)	(6)%
New customers increase	372	1%	497	—
Rate increases	3,532	5%	9,057	5%
Real Estate Services	(881)	(1)%	(2,057)	(1)%

	$(181)	—	$(3,277)	(2)%

Operating Expense

	Operating Expense by Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Water Utility Services	$56,862	57,162	$140,862	141,187
Real Estate Services	576	775	2,563	2,347
All Other	219	105	961	517

	$57,657	58,042	$144,386	144,051

The year-over-year change in operating expenses was due to the following factors:

	Three Months Ended September 30, 2009 vs. 2008		Nine Months Ended September 30, 2009 vs. 2008
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$(1,014)	(2)%	$(1,205)	(1)%
Change in usage and new customers	(1,643)	(3)%	(5,661)	(4)%
Purchased water and groundwater extraction charge and energy price increase	426	1%	3,053	2%

Total water production costs	(2,231)	(4)%	(3,813)	(3)%

Nonwater production costs:
Administrative and general	485	1%	3,025	2%
Other operating expense	354	1%	1,126	1%
Maintenance	254	—	70	—
Property taxes and other nonincome taxes	119	—	1,570	1%
Depreciation and amortization	415	1%	1,157	1%

Total nonwater production costs	1,627	3%	6,948	5%

Income taxes	219	—	(2,800)	(2)%

Total operating expenses	$(385)	(1)%	$335	—

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from Santa Clara Valley Water District (“SCVWD”). Surface water is the least expensive source of water and its availability significantly impacts the water production costs of San Jose Water Company.

Water production costs decreased $2,231 and $3,813 for the third quarter and year-to-date of 2009, respectively, compared to the corresponding periods in the prior year. The decrease was primarily attributable to lower customer demand, which decreased water production costs by $1,643 and $5,661 for the third quarter and year-to-date, respectively. In addition, the increased availability of surface water supply decreased water production costs by $1,014 and $1,205 for the third quarter and year-to-date, respectively. The decreases were partially offset by $426 and $3,053 for the quarter and year-to-date, respectively, of increased purchased water, groundwater extraction and energy costs.

CLWSC’s primary supply is water pumped from Canyon Lake at two lake intakes. This supply is supplemented by groundwater pumped from wells.

The change in Water Utility Services’ source of supply mix was as follows: (in million gallons)

	Three Months Ended September 30,		Increase/ (decrease)	% Change	Nine Months Ended September 30,		Increase/ (decrease)	% Change
	2009	2008			2009	2008
Purchased water	7,883	8,613	(730)	(4)%	18,555	20,642	(2,087)	(5)%
Groundwater	6,872	7,537	(665)	(4)%	16,206	17,927	(1,721)	(4)%
Surface water	1,125	597	528	3%	2,759	2,129	630	1%
Reclaimed water	188	164	24	—	356	333	23	—

	16,068	16,911	(843)	(5)%	37,876	41,031	(3,155)	(8)%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Quarterly nonwater production costs increased $1,627 for the third quarter ended September 30, 2009. The increase was primarily attributable to an increase of $485 in administrative and general expenses due to increased pension and retirement costs and increased salaries and wages, $415 in depreciation and amortization expense, $354 in other operating expenses, $254 in maintenance expenses and $119 property taxes and other nonincome tax expense due to property taxes for the Tennessee properties that previously had been borne by the tenant under triple net leases. Income tax expense increased for the third quarter of 2009, as a result of a slightly higher effective tax rate. SJW Corp. will continue to see an impact on nonwater production costs attributable to the holding costs incurred by SJW Land Company as it seeks to re-lease its office and distribution facility buildings located in Knoxville, Tennessee.

Year-to-date nonwater production costs increased $6,948 compared to 2008. The increase was primarily attributable to an increase of $3,025 in administrative and general expenses due to increased pension and retirement costs, increased salaries and wages and legal fees incurred in connection with the acquisition of the right and obligation to provide water service within the retail water service area of the City of Bulverde, Texas, $1,570 in property taxes and other nonincome tax expense due to property taxes for the Tennessee properties that previously had been borne by the tenant under triple net leases, $1,157 in depreciation and amortization expense, $1,126 in other operating expenses and $70 in maintenance expenses.

The change in comprehensive income for the three and nine months ended September 30, 2009 and 2008 was due to the increase in fair value of the investment in California Water Service Group.

Water Supply and Energy Resources

San Jose Water Company’s water supply is obtained from groundwater from wells, local surface water from watershed run off and diversion, and the purchase of imported treated water from SCVWD under the terms of a master contract with SCVWD expiring in 2051.

On October 1, 2009, SCVWD’s 10 reservoirs were approximately 45% full with 76,654 acre-feet of water in storage. For the first quarter of the rainfall season that commenced on July 1, 2009 and ends on June 30, 2010, the rainfall was approximately 80% of the historical season average.

As of September 30, 2009, San Jose Water Company’s Lake Elsman contained 600 million gallons of which approximately 400 million gallons can be utilized. In addition, rainfall at Lake Elsman was measured at 0.2 inches for the season commencing July 1, 2009 through June 30, 2010, which is approximately 400% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations.

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

On March 24, 2009, the SCVWD board of directors unanimously passed a resolution declaring a mandatory 15% reduction in water use. To effect mandatory water restrictions, SCVWD must work with other political subdivisions that possess the authority to enact and enforce drought ordinances in order to effect such restrictions. San Jose Water Company worked with the CPUC to develop its water conservation plan to comply with the mandatory 15% reduction in water use. The CPUC approved the plan, which became effective on August 12, 2009 and will remain in effect for the remainder of 2009.

To the extent that San Jose Water Company has to pump water from wells during peak periods to satisfy customer demand when imported water is insufficient, higher energy costs are expected to be incurred. San Jose Water Company has filed an advice letter with the CPUC to address mandatory conservation efforts which is fully described in the Regulatory Affairs section below.

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

Regulatory Affairs

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC authorizes rates that are intended to provide revenue sufficient to recover operating expenses and produce a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.

On November 11, 2006, the CPUC issued San Jose Water Company’s most recent General Rate Case decision. The decision authorized San Jose Water Company rate increases of approximately $3,500, or 2.0%, for 2007, $5,400, or 3.0%, for 2008, and $4,000, or 2.2%, for 2009. The rate increases for 2008 and 2009 were subject to adjustments based upon the inflation escalation factors realized at the time of the increase. The decision also authorized additional rate recoveries to be phased in as capital projects are completed over the three-year period and the recovery of approximately $450 from San Jose Water Company’s balancing and memorandum accounts. These rate increases were designed to produce a return on common equity of 10.13%, which was comparable with the authorized returns for water utilities in California.

On November 25, 2008, San Jose Water Company filed for a revenue increase for the second escalation year of 2009, pursuant to the 2007 general rate case with the CPUC, and was subsequently granted a revenue increase of $4,985 effective January 1, 2009.

On November 17, 2008, CLWSC filed a request for a general rate increase for Canyon Lake with the Texas Commission on Environmental Quality (“TCEQ”). The filing contains a request for an increase in revenue of approximately $775, or about 14%. The rates became effective subject to refund on January 16, 2009. All contested issues in the case were subsequently resolved at a hearing on August 26, 2009. A final resolution from the TCEQ is expected by the end of 2009.

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

On April 14, 2009, San Jose Water Company filed an advice letter to seek authority to establish: (1) a Mandatory Conservation Memorandum Account (“MCMA”) to track additional administrative costs and operating costs not recoverable through the existing memorandum type balancing accounts and (2) a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”) to track the revenue impact of mandatory conservation. The request was authorized by the CPUC effective August 3, 2009.

On April 29, 2009, San Jose Water Company filed an advice letter with the CPUC requesting the implementation of a revenue increase of $1,300 via a rate base offset for plant additions previously authorized in D.06-11-015. The rate increase became effective on June 1, 2009.

On August 14, 2009, San Jose Water Company filed an advice letter requesting authority to amend the surcharge for the Water Rate Assistance Program (“WRAP”) from $0.10 per month to $0.20 per month for non-qualifying customers. The increase was requested to reflect the increased costs of the WRAP program attributed to the increased enrollment in the program. The request was authorized by the CPUC effective September 17, 2009.

Balancing Account Recovery Procedures

As of September 30, 2009 and December 31, 2008, the total accrued balance in San Jose Water Company’s balancing account was an over-collection of $2,036 and $1,977, respectively, including interest. All the memorandum type balancing accounts are reviewed by the CPUC in San Jose Water Company’s general rate cases.

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

There has been no change in internal control over financial reporting during the third fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

On October 28, 2009, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.165 per common share. The dividend will be paid December 1, 2009 to shareholders of record as of the close of business on November 9, 2009.

ITEM 6.	EXHIBITS

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: November 6, 2009	By	/s/ DAVID A. GREEN
David A. Green
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

DRAFT

Exhibit No.	Description of Document

10.1	SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated, effective as of July 29, 2009. (1) (2)

10.2	San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated, effective July 29, 2009. (1) (2)

10.3	San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, amended and restated on July 29, 2009. (1) (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.
(2)	Management contract or compensatory plan or agreement.