Form 10-K
period 2009-12-31
SJW CORP
filed 2010-03-05
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $340,047,090 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2010
Common Stock, $0.521 par value per share	18,526,217

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 28, 2010, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words such as “expect”, “estimate”, “anticipate”, “intends”, “seeks”, “plans”, “projects”, “may”, “should”, “will”, variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (the “SEC”), specifically the most recent report on Form 10-Q and reports on Form 8-K filed with the SEC, each as it may be amended from time to time.

SJW Corp. undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements for any reason.

Item 1.	Business

General Development of Business

SJW Corp. was incorporated in California on February 8, 1985. SJW Corp. is a holding company with four subsidiaries:

•

San Jose Water Company, a wholly owned subsidiary of SJW Corp., with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, San Jose Water Company became a wholly owned subsidiary of SJW Corp. San Jose Water Company is a public utility in the business of providing water service to approximately 226,000 connections that serve a population of approximately one million people in an area comprising approximately 142 square miles in the metropolitan San Jose area. San Jose Water Company’s web site can be accessed via the Internet at http://www.sjwater.com.

•

SJW Land Company, a wholly owned subsidiary of SJW Corp., was incorporated in 1985. SJW Land Company owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Florida, Connecticut, Texas, Arizona and Tennessee, and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

•

SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (CLWSC). CLWSC is a public utility in the business of providing water service to approximately 9,000 connections that serve approximately 36,000 people in western Comal County and southern Blanco County. The company’s service area comprises more than 237 square miles in the growing region between San Antonio and Austin.

•	Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.

Together, San Jose Water Company, CLWSC and TWA are referred to as “Water Utility Services.”

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of that company’s outstanding shares as of December 31, 2009 and it is accounted for under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 320—“Investments—Debt and Equity Securities,” as an available-for-sale marketable security.

Regulation and Rates

San Jose Water Company’s rates, service and other matters affecting its business are subject to regulation by the California Public Utilities Commission (“CPUC”).

Ordinarily, there are three types of rate adjustments that affect San Jose Water Company’s revenue collection: general rate adjustments, cost of capital adjustments, and offset rate adjustments. General rate adjustments are authorized in general rate case decisions, which usually authorize an initial rate adjustment followed by two annual escalation adjustments designed to maintain the authorized return on equity over a three-year period. General rate applications are normally filed and processed during the last year covered by the most recent rate case as required by the CPUC so that regulatory lag is avoided.

Cost of capital adjustments are rate adjustments resulting from the CPUC’s tri-annual establishment of a reasonable rate of return for investments in San Jose Water Company.

The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction charges and purchased power. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes.

On November 20, 2009, the CPUC approved the most recent general rate increase for San Jose Water Company. In summary, the decision authorizes a rate increase designed to increase revenue by $18,597,000 or 9.24% in 2010. In accordance with CPUC rules, the subsequent increases for the years 2011 and 2012 will be based upon the consumer price indices as forecasted in October of the preceding year. Current estimates of these increases are $7,558,000 or 3.43% in 2011, and $11,088,000 or 4.87% in 2012. These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California. The stated revenue increases for 2010 to 2012 do not include additional authorized increases associated with scheduled offset filings, planned upgrades to the Montevina Treatment Plant, and the potential supplemental filings for rate recovery for investments in green energy projects and meter replacements. The new rates for 2010 became effective January 1, 2010.

CLWSC is subject to the regulation of the Texas Commission on Environmental Quality (“TCEQ”). The TCEQ authorizes rate increases after the filing of an Application for a Rate/Tariff Change. Such filings may be filed anytime but not sooner than twelve months following the acceptance of the TCEQ of the previous filing.

On November 17, 2008, CLWSC filed a general rate case with the TCEQ. The filing contained a request for an increase in rates generating a revenue increase of $773,000 or approximately 14%. In accordance with TCEQ procedures, the rates became effective on January 16, 2009. At a TCEQ preliminary hearing in the case on August 26, 2009, the company settled outstanding rate issues with several intervenors in the case. The settlement was subsequently approved by the TCEQ on December 28, 2009.

Please also see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Industry Segments

See Part II, Item 7 for information regarding SJW Corp.’s business segments.

Description of Business

General

The principal business of the Water Utility Services consists of production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water service to approximately 226,000 connections that serve customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. It distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 9,000 connections that serve approximately 36,000 people in a service area comprising more than 237 square miles in the growing region between San Antonio and Austin, Texas.

San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations and billing and cash remittance services.

In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under the terms of a 25-year lease. The system is adjacent to the existing San Jose Water Company service area and has approximately 4,500 service connections. Under the terms of the lease, San Jose Water Company paid an up-front $6.8 million concession fee to the City of Cupertino that is amortized over the contract term. San Jose Water Company is responsible for all aspects of system operation including capital improvements.

The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in the Water Utility Services service areas. Revenue, production costs and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher demand, warm summer months and lowest in the cool winter months.

Water Supply

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the Santa Clara Valley Water District (“SCVWD”) under the terms of a master contract with SCVWD expiring in 2051. Purchased water provides approximately 40% to 45% of San Jose Water Company’s annual production. San Jose Water Company pumps approximately 40% to 50% of its water supply from the underground basin and pays a groundwater extraction charge to SCVWD. Surface supply, which during a year of normal rainfall satisfies about 6% to 8% of San Jose Water Company’s annual needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water, increases production costs substantially.

The pumps and motors at San Jose Water Company’s groundwater production facilities are propelled by electric power. Over the last few years, San Jose Water Company has installed standby power generators at 30 of its strategic water production sites. In addition, the commercial office and operations control centers are equipped with standby generators that allow critical distribution and customer service operations to continue during a power outage. SCVWD has informed San Jose Water Company that its filter plants, which deliver purchased water to San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period by pumping water with its standby generators and by using purchased water from SCVWD.

In 2009, the level of water in the Santa Clara Valley groundwater basin, which is managed by the Santa Clara Valley Water District (SCVWD), remained comparable to the 30-year average level. On December 28, 2009, SCVWD’s 10 reservoirs were 42.3% full with 71,527 acre-feet of water in storage. The rainfall from July 1, 2009 to December 28, 2009 was approximately 114% of the 30-year average. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 22.10 inches for the period from July 1, 2009 through December 31, 2009, which is 142% of the five-year average. The delivery of California state and federal contract water to SCVWD may be reduced in 2010, resulting in comparable reductions to target deliveries to retail agencies. San Jose Water Company believes that its various sources of water supply, including an increased reliance on groundwater, will be sufficient to meet customer demand in 2010.

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

On December 15, 2008, the U.S. Fish and Wildlife Service issued a new Biological Opinion (BiOp) and Incidental Take Statement for the Central Valley Project (CVP) and the State Water Project (SWP) on the Delta smelt. The operating requirements of BiOp replaced the interim remedy ordered by Federal Judge Oliver Wanger in December 2007. The BiOp prescribes a range of operational criteria that are determined based on hydrology, fish distribution, abundance, and other factors. Under a “most likely” scenario, the California Department of Water Resources (DWR) and United States Bureau of Reclamation (USBR) estimate that SWP and CVP supplies to SCVWD could be reduced by approximately 17% to 18% of the supply amount they currently receive. Under a “worst case” BiOp scenario, SWP and CVP supplies to SCVWD could be reduced by approximately 32% to 33% of the current supply amount they receive. In addition, while there is some overlap with the California Fish & Game Commission’s restrictions to protect longfin smelt, the longfin pumping restrictions, if triggered, could cause significant supply impacts beyond those estimated to comply with Delta smelt requirements.

On March 24, 2009, the SCVWD board of directors unanimously passed a resolution calling for a mandatory 15% reduction in water use, which has been extended through June 2010. To effect water restrictions, SCVWD must work with other political subdivisions that possess the authority to enact and enforce drought ordinances in order to effect such restrictions. San Jose Water Company worked with the CPUC to develop its water conservation plan to comply with the call for a 15% reduction in water use. The CPUC approved the plan, which became effective on August 12, 2009 and will remain in effect through June 2010.

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

CLWSC’s water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with GBRA, which expire in 2044 and 2050. The agreements provide CLWSC with 6,700 acre-feet of water per year from Canyon Lake at prices to be adjusted periodically by GBRA.

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

Seasonal Factors

Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by residential customers to vary significantly. Demand for water is generally lower during the cooler and rainy winter months. Demand increases in the spring when the temperature rises and the rain ends.

Competition

San Jose Water Company and CLWSC are public utilities regulated by the CPUC and TCEQ, respectively, and operate within a service area approved by the regulators. The statutory laws provide that no other investor-owned public utility may operate in the public utilities’ service areas without first obtaining from the regulator a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating that service in such area is inadequate.

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

Employees

As of December 31, 2009, SJW Corp. had 375 employees, of whom 337 were San Jose Water Company employees and 38 were CLWSC employees. At San Jose Water Company, 99 were executive, administrative or supervisory personnel, and 238 were members of unions. On October 20, 2009, San Jose Water Company reached a one-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2010 through December 31, 2010. The agreements include no wage adjustment for union workers for the calendar year 2010 or benefit modifications. As of December 31, 2009, CLWSC had 38 employees, of whom 9 were exempt and 29 were non-exempt employees. Non-exempt employees are subject to overtime but are not union represented.

Officers of the Registrant

Name	Age	Offices and Experience
G.J. Belhumeur	64	San Jose Water Company—Senior Vice President, Operations. Mr. Belhumeur has served as Senior Vice President of Operations since 2004. From 1996 to 2003, Mr. Belhumeur was Vice President of Operations. Mr. Belhumeur has been with San Jose Water Company since 1970.
D. Drysdale	54	San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.
D.A. Green	47	SJW Corp.—Chief Financial Officer and Treasurer. Mr. Green has served as Chief Financial Officer and Treasurer since August 11, 2008. He is also Chief Financial Officer and Treasurer of San Jose Water Company, SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. From 2006 to 2008, Mr. Green served as the Chief Financial Officer, Treasurer and Vice President for Specialized Health Products International, Inc. From 2003 to 2006, Mr. Green served as the Managing Director of Investment Banking for Duff & Phelps, LLC.
C.S. Giordano	53	San Jose Water Company—Officer, Chief Engineer. Mr. Giordano has served as Chief Engineer since January 2008. From June 2007 to January 2008, Mr. Giordano was Chief Engineer. From August 2000 to June 2007, Mr. Giordano was Director of Engineering and Construction. From January 1994 to August 2000, Mr. Giordano was Assistant Chief Engineer. Mr. Giordano has been with San Jose Water Company since 1994.
P. L. Jensen	50	San Jose Water Company—Vice President, Regulatory Affairs. Mr. Jensen has served as Vice President of Regulatory Affairs since July 2007. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.
S. Papazian	34	SJW Corp.—Corporate Secretary and Attorney. Ms. Papazian has served as Corporate Secretary and Attorney for SJW Corp. and San Jose Water Company since February 14, 2005. She is also Corporate Secretary of SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.

Name	Age	Offices and Experience
W.R. Roth	57	SJW Corp.—President and Chief Executive Officer of SJW Corp., San Jose Water Company, SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. Mr. Roth was appointed Chief Executive Officer of SJW Corp. in 1999 and President in 1996. Mr. Roth has been with San Jose Water Company since 1990.
W. Avila-Walker	46	San Jose Water Company—Controller. Ms. Avila-Walker has served as Controller since September 21, 2009. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance.
A. Yip	56	SJW Corp.—Executive Vice President of Finance. Ms. Yip has served as Executive Vice President of Finance for SJW Corp. and San Jose Water Company since August 2008. From October 1996 to August 2008, Ms. Yip served as Chief Financial Officer and Treasurer of SJW Corp., and Senior Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company since April 2004. From January 1999 to April 2004, Ms. Yip served as Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company. She is also Executive Vice President, Finance of SJWTX, Inc., SJW Land Company and Texas Water Alliance Limited. Ms. Yip has been with San Jose Water Company since 1986. Ms. Yip is a certified public accountant.
R.S. Yoo	59	San Jose Water Company—Chief Operating Officer. Mr. Yoo has served as Chief Operating Officer since July 2005. From April 2003 to July 2005, Mr. Yoo was Senior Vice President of Administration. From April 1996 to April 2003, Mr. Yoo was Vice President of Water Quality. Mr. Yoo has served as President of Crystal Choice Water Service LLC from January 2001 to August 2005 and Manager from January 2001 to January 2007. Mr. Yoo was appointed Vice President of SJWTX, Inc. from September 2005 to April 2008. Mr. Yoo has been with San Jose Water Company since 1985.

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

New legislation and changes in existing legislation by federal, state and local governments and administrative agencies can affect the operations of SJW Corp. and its subsidiaries. San Jose Water Company and CLWSC are regulated public utilities. The operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The operating revenue of CLWSC results from the sale of water at rates authorized by the TCEQ. The CPUC and TCEQ set rates that are intended to provide revenues sufficient to recover operating expenses and produce a reasonable return on common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent rate cases for San Jose Water Company, which has a three year rate case, and CLWSC, which has a one year rate case. Although the Water Utility Services believe that the rates currently in effect provide it with a reasonable rate of return, there is no guarantee such rates will be sufficient to provide a reasonable rate of return in the future. There is no guarantee that the Water Utility Service’s future rate filings will be able to obtain a satisfactory rate of return in a timely manner. If the rates for the Water Utility Services are too low, our revenues may be too low to cover the Water Utility Services’ operating expenses, capital requirements and SJW Corp.’s historical dividend rate.

In addition, the Water Utility Services rely on policies and regulations promulgated by the regulators in order to recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset its production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow San Jose Water Company and CLWSC to accomplish some or all of the items listed above, the Water Utility Services future operating results may be adversely affected.

Recovery of regulatory assets is subject to adjustment by the regulatory agency and could impact the operating results of the Water Utility Services.

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, the Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets or liabilities would need to be adjusted, which could have an adverse effect on our financial results.

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

SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from SCVWD due to availability, environmental, legal or other restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company’s Santa Cruz Mountains Watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production costs.

In addition, San Jose Water Company’s ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing overall water production costs and adversely affecting the operating results of San Jose Water Company.

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

CLWSC’s primary water supply is 6,700 acre-feet of water which is pumped from Canyon Lake at two lake intakes, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. Texas, similar to California, faces similar operating challenges as described above and long-term water supply constraints. (See also Part I, Item 1, “Water Supply”)

Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.

The Water Utility Services’ operations are seasonal. Thus, results of operations for one quarter do not indicate results to be expected in subsequent quarters. Rainfall and other weather conditions also affect the operations of the Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues. Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. (See also Part I, Item 1, “Water Supply”)

A contamination event or other decline in source water quality could affect the water supply of the Water Utility Services and therefore adversely affect the business and operating results.

The Water Utility Services are required under environmental regulations to comply with water quality requirements. Through water quality compliance programs, the Water Utility Services continually monitor for contamination and pollution of its sources of water. In addition, a Watershed Management Program provides a proactive approach to minimize potential contamination activities. There can be no assurance that SJW Corp.

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

Although the Water Utility Services have not been and are not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If the Water Utility Services are subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether they would be able to recover the legal costs from ratepayers or other third parties. Although the Water Utility Services have product liability insurance coverage for bodily injury and property damage, pollution is excluded from this coverage. In addition, our pollution liability policy does not extend coverage for product liability.

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

Under the federal Safe Drinking Water Act, the Water Utility Services are subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. The Water Utility Services are currently in compliance with all of the primary maximum contaminant levels promulgated to date. Additional or more stringent requirements may be adopted by each state. There can be no assurance that the Water Utility Services will be able to continue to comply with all water quality requirements.

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

Information technology is key to the operation of the Water Utility Services, including but not limited to bill remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate the distribution system. A disruption of a business system that supports any of these functions could significantly impact our ability to provide services to our customers and could adversely affect our operating results.

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

•

Concentration/Credit risk—the risk of a tenant declaring bankruptcy and seeking relief from its contractual rental obligation could affect the income and the financial results of SJW Land Company. Diversification of many tenants across many properties may mitigate the risk, but can never eliminate it. This risk is most prevalent in a recessionary environment.

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

The water utility business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. If SJW Corp. is unable to obtain sufficient capital or if the rates at which we borrow increase, there would be a negative impact on our results of operations.

The water utility business is capital-intensive. In 2009 and 2008, we spent $57,300,000 and $68,900,000, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services and we plan to spend $91,500,000 in 2010. SJW Corp. funds these expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances and borrowing. SJW Corp. relies upon a line of credit, which will expire on June 1, 2010, to fund capital expenditures in the short term and has historically issued long-term debt to refinance the short-term debt. We cannot provide any assurance that the historical sources of funds for capital expenditures will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. A significant change in any of the funding sources could impair the ability of the Water Utility Services to fund its capital expenditures, which could impact our ability to grow our utility asset base and earnings. Any increase in the cost of capital through higher interest rates or otherwise could adversely affect our results of operations.

Our ability to borrow funds may be affected by the ongoing national and international financial crisis. Disruptions in the capital and credit markets or further deteriorations in the strength of financial institutions could adversely affect SJW Corp.’s ability to draw on its line of credit, replace the line of credit following its expiration or place long-term debt. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.’s cost of capital.

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

The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 250 million gallons, and all water facilities, equipment, office buildings and other property necessary to supply its customers.

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s groundwater pumping stations have a production capacity of approximately 256 million gallons per day and the present capacity for taking purchased water is approximately 172 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2009, a maximum and average of 179 million gallons and 124 million gallons of water per day, respectively, were delivered to the system.

The Water Utility Services hold all its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

SJW Land Company owns approximately 92 acres of property in the states of Connecticut, Florida, Texas, Arizona and Tennessee and approximately five undeveloped acres of land and two acres of land with commercial properties primarily in the San Jose metropolitan area. One of the two commercial buildings in San Jose, California is owned by SJW Land Company, which has a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership that owns and operates an office building. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of FASB ASC Topic 810—“Consolidation.” The following table is a summary of SJW Land Company properties described above:

				Percentage as of December 31, 2009 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	23%	12%
Warehouse building	Windsor, Connecticut	17	170,000	20%	10%
Warehouse building	Orlando, Florida	8	147,000	11%	6%
Retail building	El Paso, Texas	2	14,000	8%	1%
Warehouse building	Phoenix, Arizona	11	176,000	22%	9%
Warehouse building	Knoxville, Tennessee	29	346,000	10%	39%
Commercial building	Knoxville, Tennessee	15	135,000	6%	23%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

Item 3.	Legal Proceedings

SJW Corp. is subject to litigation incidental to its business. However, there are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on SJW Corp.’s financial position, results of operations or cash flows.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

SJW Corp.’s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Corp.’s common stock for each quarter in the 2009 and 2008 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8.

As of December 31, 2009, there were 503 record holders of SJW Corp.’s common stock.

Dividends

Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 265 consecutive quarters and the annual dividend amount has increased in each of the last 42 years. Additional information as to the cash dividends paid on common stock in 2009 and 2008 is contained in the section captioned “Dividend per share” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Five-Year Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.’s common stock with the cumulative total return on the Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2009. The comparison assumes $100 was invested on December 31, 2004 in SJW Corp.’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T:

	2004	2005	2006	2007	2008	2009
SJW Corp.	100	128	223	203	180	139
Water Utility Index	100	128	126	119	109	106
S&P500	100	105	121	128	81	102

The Water Utility Index is the 12 water company Water Utility Index prepared by Wells Fargo.

Item 6.	Selected Financial Data

FIVE YEAR STATISTICAL REVIEW

SJW Corp. and Subsidiaries

	2009	2008	2007	2006	2005
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)

Operating revenue	$216,097	220,347	206,601	189,238	180,105
Operating expense:
Purchased water	45,317	48,291	48,596	44,896	44,953
Power	6,582	7,559	7,532	5,170	4,318
Groundwater extraction charges	31,635	34,368	30,141	18,737	17,362
Administrative and general	27,658	23,688	22,334	21,108	20,697
Other	17,861	16,390	14,907	15,095	14,183
Maintenance	13,172	13,123	11,628	10,189	9,475
Property taxes and other nonincome taxes	8,549	6,793	6,307	5,893	5,673
Depreciation and amortization	25,643	24,043	22,854	21,299	19,654
Income taxes	10,280	13,198	12,549	15,298	14,773

Total operating expense	186,697	187,453	176,848	157,685	151,088

Operating income	29,400	32,894	29,753	31,553	29,017
Interest expense, other income and deductions	(14,229)	(11,433)	(10,430)	7,028	(7,177)

Net income	15,171	21,461	19,323	38,581	21,840
Dividends paid	12,202	11,875	11,089	10,549	9,777

Invested in the business	$2,969	9,586	8,234	28,032	12,063

CONSOLIDATED PER SHARE DATA (BASIC)

Net income	$0.82	1.17	1.05	2.11	1.20
Dividends paid	$0.66	0.65	0.60	0.57	0.53
Shareholders’ equity at year-end	$13.67	13.81	12.92	12.48	10.73

CONSOLIDATED BALANCE SHEET (in thousands)

Utility plant and intangible assets	$944,026	878,743	816,310	740,419	664,117
Less accumulated depreciation and amortization	298,921	272,562	255,025	234,173	208,909

Net utility plant	645,105	606,181	561,285	506,246	455,208

Net real estate investment	80,812	82,489	84,195	40,565	34,850
Total assets	878,474	850,877	767,326	705,864	587,709
Capitalization:
Shareholders’ equity	252,756	254,326	236,934	228,182	195,908
Long-term debt	246,879	216,613	216,312	163,648	145,279

Total capitalization	$499,635	470,939	453,246	391,830	341,187

OTHER STATISTICS—WATER UTILITY SERVICES

Average revenue per customer	$919.95	914.46	860.23	809.56	792.08
Investment in utility plant per customer	$4,019	3,751	3,499	3,196	2,986
Unaudited
Customers at year-end	234,900	234,300	233,300	231,700	222,400
Miles of main at year-end	2,881	2,814	2,743	2,739	2,447
Water production (million gallons)	47,900	51,961	51,922	49,302	48,198
Maximum daily production (million gallons)	192	204	205	229	201
Population served (estimate)	1,058,800	1,056,100	1,051,600	1,044,400	1,002,400

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

SJW Corp. is a publicly traded company and is a holding company with four subsidiaries:

San Jose Water Company, a wholly owned subsidiary, is a public utility in the business of providing water service to approximately 226,000 connections that serve a population of approximately one million people in an area comprising approximately 142 square miles in the metropolitan San Jose, California area. The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than nonregulated industries.

SJW Land Company, a wholly owned subsidiary, owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Florida, Connecticut, Texas, Arizona and Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (CLWSC). CLWSC is a public utility in the business of providing water service to approximately 9,000 connections that serve approximately 36,000 people in western Comal County and southern Blanco County. The company’s service area comprises more than 237 square miles in the growing region between San Antonio and Austin.

TWA, a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.

SJW Corp. also owns 1,099,952 shares or approximately 5% of California Water Service Group as of December 31, 2009.

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

SJW Corp. cannot be certain it will be successful in consummating any strategic business acquisitions relating to such opportunities noted above. In addition, any transaction will involve numerous risks. Some of the risks include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the risk of diverting management’s attention from day-to-day operations of the business, the potential for a negative impact to SJW Corp.’s financial position and operating results, the risks of entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

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

Revenue Recognition

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with FASB ASC Topic 605—“Revenue Recognition.”

Metered revenue of the Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services’ estimates are determined. As of December 31, 2009 and 2008, accrued unbilled revenue was $12,435,000 and $12,896,000, respectively.

Unaccounted-for water for 2009 and 2008 approximated 7.8% and 7.4%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.

Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2009, 2008 and 2007, the surcharge was $3,303,000, $2,999,000 and $2,708,000, respectively.

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

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligation that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized for the years ending December 31, 2009, 2008 and 2007. The net regulatory assets recorded by San Jose Water Company were $78,525,000 and $73,778,000 as of December 31, 2009 and 2008, respectively.

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

The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives (the “Committee”). Investment decisions have been delegated by the committee to an Investment Manager, presently Wachovia Securities, LLC. Investment guidelines provided to the Investment Manager require that at least 25% of plan assets be invested in bonds or cash. As of December 31, 2009, the plan assets consist of approximately 37% bonds, 4% cash and 59% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. They may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, or hold more than 5% of assets of any one private corporation. They may only invest in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s. The Investment Manager is reviewed regularly regarding performance by the Investment Consultant who provides quarterly reports to the Committee for review.

The market values of the plan assets are marked to market at the measurement date of December 31, 2009. The investment trust assets incur unrealized market gains or losses from time to time. As a result, the pension expense in 2009 included the amortization of unrealized market losses on pension assets. Both unrealized market gains and losses on pension assets are amortized over 12.93 years for actuarial expense calculation purposes. Market losses in 2008 increased pension expense by approximately $2,313,000 in 2009 and market losses in 2007 increased pension expense by approximately $142,000 in 2008.

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

As of December 31, 2009 and 2008, the total accrued balance in San Jose Water Company’s balancing account was an under-collection of $157,000 and an over-collection of $1,977,000, respectively, including interest. All balancing accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case.

Recognition of Gain/Loss on Utility, Nonutility Property and Real Estate Investments

In conformance with generally accepted accounting principles for rate-regulated public utilities, the cost of retired utility plant, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized for utility plant used and useful in providing water utility services to customers.

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

Results of Operations

SJW Corp.’s consolidated net income for the twelve months ending December 31, 2009 was $15,171,000, compared to $21,461,000 for the same period in 2008. This represents a decrease of $6,290,000 or 29% from 2008.

SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals, are collectively referred to as “Real Estate Services.”

Operating Revenue

Operating revenue by segment was as follows:

Operating Revenue

	2009	2008	2007
	(in thousands)
Water Utility Services	$212,270	213,801	200,004
Real Estate Services	3,827	6,546	6,486
All Other	—	—	111

	$216,097	220,347	206,601

The change in consolidated operating revenue was due to the following factors:

	2009 vs. 2008 Increase/(decrease)		2008 vs. 2007 Increase/(decrease)
	(in thousands)
Water Utility Services:
Consumption changes	$(12,771)	(6)%	$(735)	—
New customers increase	576	—	574	—
Rate increases	10,664	5%	13,958	7%
Real Estate Services	(2,719)	(1)%	60	—
All Other	—	—	(111)	—

	$(4,250)	(2)%	$13,746	7%

2009 vs. 2008

The revenue decrease consists of $1,531,000 from Water Utility Services and $2,719,000 from Real Estate Services.

The revenue decrease for the Water Utility Services was primarily the result of a decrease in consumption of $12,771,000 which was offset by increases in rates of $10,664,000 and new customers of $576,000.

The revenue decrease for Real Estate Services was primarily the result of its tenant informing SJW Land Company in the first quarter of 2009 that they intended to liquidate their operations after filing for Chapter 11 bankruptcy. Such tenant leased a 135,000 square foot office building and a 346,000 square foot distribution building from SJW Land Company in Knoxville, Tennessee under triple net leases which had been paid through May 2009.

2008 vs. 2007

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

Water Utility Services Operating Revenue and Customer Counts

The following tables present operating revenues and number of customers by customer group of the Water Utility Services:

Operating Revenue by Customer Group

	2009	2008	2007
	(in thousands)
Residential and business	$195,762	195,901	182,917
Industrial	924	1,067	1,287
Public authorities	9,968	11,227	10,469
Others	5,616	5,606	5,331

	$212,270	213,801	200,004

Number of Customers

	2009	2008	2007
Residential and business	229,496	228,794	227,789
Industrial	77	77	79
Public authorities	1,496	1,591	1,715
Others	3,831	3,838	3,717

	234,900	234,300	233,300

Operating Expense

Operating expense by segment was as follows:

Operating Expense

	2009	2008	2007
	(in thousands)
Water Utility Services	$182,130	183,774	172,698
Real Estate Services	3,233	2,995	2,994
All Other	1,334	684	1,156

	$186,697	187,453	176,848

The change in operating expense was due to the following:

	2009 vs. 2008 Increase/(decrease)		2008 vs. 2007 Increase/(decrease)
	(in thousands)
Water Production Costs:
Change in surface water supply	$(2,578)	(2)%	$(2,090)	(1)%
Change in usage and new customers	(7,314)	(4)%	(8)	—
Purchased water and groundwater extraction charge and energy price increase	3,208	2%	6,047	3%

Total water production costs	(6,684)	(4)%	3,949	2%
Administrative and general	3,970	2%	1,354	1%
Other operating expense	1,471	1%	1,483	1%
Maintenance	49	—	1,495	1%
Property taxes and other nonincome taxes	1,756	1%	486	—
Depreciation and amortization	1,600	1%	1,189	1%
Income taxes	(2,918)	(1)%	649	—

	$(756)	—	$10,605	6%

The various components of operating expenses are discussed below.

Water production costs

2009 vs. 2008

Water production costs decreased due to a decrease in customer usage of $7,314,000 and $2,578,000 in decreased surface water supply costs due to increased availability of surface water supply in 2009 compared to 2008, offset by $3,208,000 in purchased water and groundwater extraction charge price increases.

2008 vs. 2007

Water production costs increased due to $6,047,000 in purchased water and groundwater extraction charge price increases, offset by $2,090,000 in decreased surface water supply costs due to increased availability of surface water supply in 2008 compared to 2007.

Sources of Water Supply

The Water Utility Services water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water and water purchased from regional wholesalers. Surface water is the least expensive source of water. The following table presents the sources of water supply for the Water Utility Services:

	Source of Water Supply
	2009	2008	2007
	(million gallons) (MG)
Purchased water	23,588	26,436	28,688
Groundwater	20,277	22,839	21,766
Surface water	3,613	2,283	1,051
Reclaimed water	422	404	417

	47,900	51,962	51,922

Average water production cost per MG	$1,744	1,736	1,661

Water production in 2009 for the Water Utility Services decreased 4,062 million gallons from 2008. Water production in 2008 increased 40 million gallons from 2007. The changes are primarily attributable to changes in consumption by customers and are consistent with the related water production changes.

The following table represents the contractual cost of purchased water and the groundwater extraction charge for water pumped from the ground basin, per million gallons, as of December 31:

	2009	2008	2007
Purchased water	$1,903	1,903	1,765
Groundwater extraction charge	$1,596	1,596	1,458

Other Operating Expense

The following table represents components of other operating expense:

	2009	2008	2007
	(in thousands)
Water supply	$1,078	1,139	1,137
Water treatment and quality	2,932	2,924	2,512
Pumping	2,363	2,257	2,066
Transmission and distribution	3,700	3,551	3,541
Customer accounts	6,729	6,273	5,416
Other	1,059	246	235

Total other operating expenses	$17,861	16,390	14,907

2009 vs. 2008

Other operating expense increased $1,471,000 in 2009 or 9% in comparison to 2008. The increase consisted primarily of: (1) $809,000 due to holding costs for insurance, utilities and other miscellaneous expenses for the Tennessee properties that previously had been borne by the tenant under triple net leases, (2) $706,000 due to salary increases and new hires, and (3) $180,000 in the cost of certain maintenance agreements. These increases were offset by $224,000 in materials, supplies, postage and miscellaneous expenses.

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

Administrative and General Expense

2009 vs. 2008

Administrative and general expense increased $3,970,000 in 2009 or 17% in comparison to 2008. The increase consisted primarily of: (1) $211,000 due to salary increases and new hires, (2) $3,185,000 in pension and retirement expenses due largely to the decline in the value of the assets held by the pension plan, (3) $263,000 due to the increased cost of health insurance, (4) $204,000 in increased workers’ compensation insurance, (5) $315,000 in increased regulatory costs, offset by (6) $208,000 decrease in miscellaneous expenses. While SJW Corp. experienced an increase in expenses for its pension plans and salaries in 2009, it anticipates a much smaller increase in 2010 than the prior year due to stabilization in the value of the assets held by the pension plan and the collective bargaining agreement signed with the unions which states no wage increases or benefit modifications in 2010.

2008 vs. 2007

Administrative and general expense increased $1,354,000 in 2008 or 6% in comparison to 2007. The increase consisted primarily of: (1) $833,000 due to salary increases and new hires, (2) $348,000 due to legal fees and uninsured losses, (3) $325,000 due to the increased cost of health insurance, (4) $126,000 in increased workers’ compensation insurance, and (5) $340,000 in miscellaneous expenses. These increases were offset by a $618,000 decrease in pension and retirement expenses.

Maintenance Expense

Maintenance expense increased $49,000 in 2009 or less than 1% in comparison to 2008, and $1,495,000 in 2008 or 13% in comparison to 2007. The increase in 2009 consisted primarily of: (1) $271,000 due to salary increases and new employees, (2) $64,000 increase in repairs and maintenance, (3) $17,000 increase in miscellaneous expenses, offset by (4) $81,000 decrease in contracted work, paving, and materials and supplies and (5) $222,000 decrease in fuel due to lower fuel costs. In addition, the level of maintenance expense varies with the level of public work projects instituted by local government agencies, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.’s facilities.

Property Taxes and Other Non-income Taxes

Property taxes and other non-income taxes for 2009 and 2008 increased $1,756,000 and $486,000, respectively. The increase in 2009 was primarily due to property taxes for the Tennessee properties that previously had been borne by the tenant under triple net leases. The increase in 2008 was primarily due to increased utility property placed in service.

Depreciation

Depreciation expense increased $1,600,000 in 2009 or 7% in comparison to 2008 due to an increase in depreciable assets. Depreciation expense increased $1,189,000 in 2008 or 5% in comparison to 2007 due to an increase in depreciable assets consisting primarily of the purchase of an office building, main additions and pumping equipment.

Income Tax Expense

Income tax expense for 2009 was $10,280,000, compared to $13,198,000 in 2008, excluding taxes on the gain on sale of real estate investments and utility plant of $836,000 for 2008.

The effective consolidated income tax rate for 2009, 2008 and 2007 was 40%. Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for the reconciliation of actual income tax expense to expected income taxes.

Other Income and Expense

Interest expense, including interest on long-term debt and mortgages, increased $1,243,000 or 8% in 2009 compared to 2008. In February and May 2009, San Jose Water Company issued senior notes in the amount of $10,000,000 and $20,000,000, respectively. In addition, SJWTX, Inc. recorded an obligation in the amount of $1,472,000 in November 2009 for the purchase of certain assets from Bexar Metropolitan Water District (Bexarmet). SJW Corp.’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs was 6.9% for each of the years ended December 31, 2009, 2008 and 2007.

Other income for the year ended December 31, 2008, included an after-tax gain of $1,224,000 related to the sale of properties. Please refer to Note 12, “Sale of Real Estate Investments,” under Notes to Consolidated Financial Statements.

Other comprehensive loss in 2009 was $6,236,000, net of tax, due to a decrease in the market value of the investment in California Water Service Group. Other comprehensive income in 2008 was $6,107,000, net of tax, due to an increase in the market value of the investment in California Water Service Group.

Liquidity and Capital Resources

The Water Utility Services business derives the majority of its revenue directly from residential and business customers. The Water Utility Services bills the majority of its customers’ on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Corp. operates. The current United States recession and related high unemployment rate may have the effect of increasing payment delinquencies. However, such delinquencies are mitigated by service interruptions due to non-payment and the related customer policies. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost of living during this recessionary environment. As of December 31, 2009, the change in the number of customers is minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year.

Funds collected from the Water Utility Service’s customers are used to pay for water production costs, in addition to all costs associated with general operations. Funds are also generated by the issuance of new debt. From these amounts, SJW Corp. paid cash dividends of approximately $12,202,000 and funded its working capital. The remaining amount is available to fund SJW Corp.’s capital expenditure program.

In 2009, the common dividends declared and paid on SJW Corp.’s common stock represented 80% of net income for 2009. Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 265 consecutive quarters and the annual dividend amount has increased in each of the last 42 years. While historically SJW Corp. has paid dividends equal to approximately 50% to 60% of its net income, SJW Corp. cannot guarantee that trend will continue in the future.

Cash Flow from Operations

In 2009, SJW Corp. generated cash flow from operations of approximately $54,500,000, compared to $51,800,000 in 2008 and $42,000,000 in 2007. Cash flow from operations is primarily generated by net income adjusted for non-cash expenses such as depreciation and amortization, deferred income taxes and gains on the sale of assets, offset by changes in working capital and employee benefits. The increase in 2009 of cash flow from operations of approximately $2,700,000 was affected by an increase in working capital and employee benefits of $5,900,000 and a $3,200,000 decrease in net income adjusted for non-cash items. The increase in working capital and employee benefit uses were primarily due to an increase in accounts receivable, accrued unbilled utility revenue, accounts payable, purchased power, other current liabilities, accrued taxes and postretirement benefit liability offset by a decrease in accrued payroll from 2008 to 2009. The increase in 2008 of cash flow from operations of approximately $9,800,000 was affected by an increase of approximately $9,900,000 in net income adjusted for non-cash items and approximately a $200,000 decrease in working capital and employee benefits. The increase in net income adjusted for non-cash items is primarily related to a decrease in taxes paid of $8,700,000 in 2008 due to bonus depreciation allowed in 2008 but not in 2007. Working capital and employee benefit uses were due to changes in various accruals and a decrease in the postretirement benefit liability from 2007 to 2008.

Cash Flow from Investing Activities

In 2009, SJW Corp. used approximately $55,800,000 of cash for company funded capital expenditures, $1,500,000 for developer funded capital expenditures and $6,400,000 for acquisitions, of which $5,000,000 was paid for the acquisition of the Bulverde service area and rights to provide water service and $1,400,000 was paid for the acquisition of certain assets from Bexarmet. In 2008, SJW Corp. used approximately $64,900,000 of cash for company funded capital expenditures, $4,000,000 for developer funded capital expenditures and received approximately $3,300,000 from the sale of real estate investments. In 2007, SJW Corp. used approximately $73,200,000 of cash for company funded capital expenditures and $48,200,000 for the purchase of real estate investments, of which approximately $31,200,000 was due to the sale proceeds held in a trust account from the sale of real estate investments in 2006.

The Water Utility Services’ budgeted capital expenditures for 2010, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2010
	(in thousands)
Water treatment	$475	1%
Source of supply	2,963	4%
Reservoirs and tanks	2,381	3%
Pump stations and equipment	8,877	13%
Equipment and other	3,682	5%
Distribution system	51,638	74%

	$70,016	100%

The 2010 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $51,638,000 is approximately $33,000,000 that is planned to be spent to replace the Water Utility Services’ pipes and mains. Historically, amounts have been carried over from previous years’ budgets. Approximately $21,500,000 has been carried over from prior years for total forecasted 2010 capital expenditures of $91,500,000.

The Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, the Water Utility Services expects to incur approximately $439,000,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. Capital expenditures have the effect of increasing utility plant on which the Water Utility Services earns a return. The Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

Cash Flow from Financing Activities

Borrowings on the line of credit decreased each year since 2007 due to the placement of long-term notes. In 2009, San Jose Water Company issued two senior notes in the amount of $10,000,000 and $20,000,000. In 2007, San Jose Water Company issued two senior notes each in the amount of $20,000,000.

The available borrowings on SJW Corp.’s line of credit was $46,200,000 as of December 31, 2009. SJW Corp. expects to draw down on this line of credit and continue its practice of issuing long-term debt to relieve the credit line and to fund its capital expenditure program. See also “Sources of Capital—Water Utility Services” below.

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

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity. The average borrowing rate of San Jose Water Company’s long-term debt is 7%.

Company internally-generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the cash requirements for San Jose Water Company’s capital expenditure. Funding for its future capital expenditure program is expected to be provided primarily through internally-generated funds and the issuance of new long-term debt and will be consistent with the regulator’s guidelines.

San Jose Water Company has outstanding $200,000,000 of unsecured senior notes as of December 31, 2009. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2009, San Jose Water Company’s funded debt was 50% of total capitalization and the net income available for interest charges was 324% of interest charges. As of December 31, 2009, San Jose Water Company does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

On February 2, 2009, San Jose Water Company issued $10,000,000 of unsecured 15-year Senior Notes Series J, with an interest rate of 6.54% and interest only payments until maturity, which is February 1, 2024. Proceeds from the sales of Senior Notes Series J were used to repay a portion of outstanding short-term borrowings.

On May 15, 2009, San Jose Water Company issued $20,000,000 of unsecured 30-year Senior Notes Series K, with an interest rate of 6.75% and interest only payments until maturity, which is May 15, 2039. Proceeds from the sales of Senior Notes Series K were used to repay a portion of outstanding short-term borrowings.

San Jose Water Company has received two loans in the aggregate principal amount of $3,076,000 from the California Department of Water Resources’ Safe Drinking Water State Revolving Fund (“SDWSRF”) for the retrofit of San Jose Water Company’s water treatment plants. Terms of these loans require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39% and 2.60%. The outstanding balance as of December 31, 2009 is $2,685,000.

SJWTX, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000,000 of senior notes as of December 31, 2009. The senior note agreement has terms and conditions that restrict the company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and, (2) the minimum net worth of SJW Corp. becomes less than $125,000,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2009, SJW Corp. does not face any restrictions in issuing any future indebtedness as a result of these terms and conditions.

On November 17, 2009, SJWTX, Inc. became obligated to purchase certain assets from Bexarmet in a phased-purchase transaction. As a result of this obligation, SJWTX, Inc. recorded a liability totaling $1,472,000. The phased asset purchase requires SJWTX, Inc. to complete the acquisition over a 4-year period and to make quarterly payments with an imputed borrowing rate of 6.5%. As of December 31, 2009, $185,000 is recorded as a discount and will be amortized over the life of the liability. The outstanding balance as of December 31, 2009 is $1,389,000. At the end of the 4-year period, SJWTX, Inc. will file with the TCEQ for permission to purchase from Bexarmet four public utility water distribution systems, including twelve well sites, one wastewater system, and associated real and personal property, all located in Comal County, Texas. Following the satisfaction of certain closing conditions, including obtaining TCEQ approval, SJWTX, Inc. will purchase such additional assets and Bexarmet’s remaining interest in the assets for approximately $1,243,067 plus an amount equal to $1,800 per retail potable water and wastewater customer connection then active in each of the four public utility water distribution systems.

Real Estate Services

As of December 31, 2009, SJW Land Company’s outstanding balance of mortgages related to acquiring properties in various states totaled $25,090,000. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties. The average borrowing rate of SJW Land Company mortgages is 6.07%.

As of December 31, 2009, SJW Land Company also had an outstanding mortgage loan in the amount of $3,796,000 borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage loan is due April 2011 and is amortized over 25 years with an interest rate of 7.8%. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company.

SJW Corp. and its Subsidiaries

SJW Corp. and its subsidiaries consolidated long-term debt was 49% of total capitalization as of December 31, 2009. Management believes that SJW Corp. is capable of obtaining future long-term capital to fund regulated and nonregulated growth opportunities and capital expenditure requirements.

SJW Corp. and its subsidiaries have an unsecured line of credit available that allows aggregate short-term borrowings of up to $55,000,000 at rates that approximate the bank’s reference rate plus 1.75%. At December 31, 2009, SJW Corp. and its subsidiaries had available unused short-term bank line of credit of $46,200,000. The cost of borrowing on SJW Corp.’s short-term credit facility averaged 1.73% for 2009. The line of credit expires on June 1, 2010.

Off-Balance Sheet Arrangement/Contractual Obligations

SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.

SJW Corp.’s contractual obligation and commitments as of December 31, 2009 are as follows:

	Contractual Obligations Due in
	Total	Less than 1 Year	1-5 Years	After 5 Years
	(in thousands)
Senior notes, Water Utility Services	$215,000	—	—	215,000
SJW Land Company mortgages	25,090	542	9,543	15,005
Advances for construction, San Jose Water Company	69,086	2,202	8,770	58,114
SDWSRF loan, San Jose Water Company	2,685	130	552	2,003
Bexarmet obligation, SJWTX, Inc.	1,389	332	1,057	—
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	3,796	118	3,678	—

Total contractual cash obligation	$317,046	3,324	23,600	290,122

Total interest on contractual obligations .	$306,131	16,673	64,598	224,860

In addition to the obligations listed above, San Jose Water Company issued two standby letters of credit with a commercial bank in the amounts of $2,000,000 and $1,000,000 in support of its $1,678,000 and $1,007,000 SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December and the amount of coverage can be reduced as the loan principal balance decreases.

San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ending December 31, 2009, 2008 and 2007, San Jose Water Company purchased from SCVWD 22,100 million gallons ($42,100,000), 22,500 million gallons ($41,500,000) and 22,600 million gallons ($38,500,000), respectively. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase from SCVWD a minimum of 21,000 million gallons ($39,900,000) of water at the current contract water rate of $1,903 per million gallons in the year ending December 31, 2010. This represents 85% and 90% of the delivery schedule for the six months ending June 30 and December 31, 2010, respectively. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available from SCVWD. The contract water rates are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rates for SCVWD’s fiscal year ended 2010, 2009 and 2008 were $1,903, $1,903 and $1,765, per million gallons, respectively.

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

San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2009, San Jose Water Company contributed $3,310,000 to the pension plan. In 2010, San Jose Water Company expects to make cash contributions of $2,870,000 and $471,000 to the pension plan and other post retirement benefit plan, respectively. The amount of required contributions for years thereafter is not actuarially determinable.

San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement contracts, an Executive Supplemental Retirement Plan and an Executive Special Deferral Election Plan. Under these benefit plans, San Jose Water Company is committed to pay approximately $366,000 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.

CLWSC purchases water from GBRA under terms of agreements expiring in 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC 6,700 acre-feet per year of water supply from GBRA. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60 day written notice on the proposed adjustment.

444 West Santa Clara Street, L.P.

SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm, which is partially owned by the Chairman of the Board of SJW Corp., owns the remaining 30% limited partnership interest. A commercial building was constructed on the property of 444 West Santa Clara Street, L.P. and is leased to an international real estate firm under a 12-year lease. The partnership is being accounted for under FASB ASC Topic 810—“Consolidation.”

Impact of Recent Accounting Pronouncements

In December 2008, the FASB issued an amendment to FASB ASC Topic 715—“Compensation—Retirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires disclosures surrounding how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques to measure the fair value of plan assets, a rollforward of Level 3 inputs, and significant concentration of risk within plan assets. Prior year comparisons are not required to be presented in the first and second year after adoption. The disclosure requirement under this amendment is effective for our fiscal year beginning January 1, 2009 and is contained in Note 10 of “Notes to Consolidated Financial Statements” in Part II, Item 8.

In December 2009, the FASB issued implementation guidance on FASB ASC Subtopic 810-10—“Consolidation—Overall.” This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2009 for company’s who have already adopted ASC Subtopic 810-10. SJW Corp. has evaluated the impact of this guidance and the effect is considered not material to SJW Corp.’s financial position, results of operations and cash flow.

In December 2009, the FASB issued an amendment to FASB ASC Topic 810 – “Consolidation.” It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entities primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies). SJW Corp. has evaluated the impact of this amendment and the effect is considered not material to SJW Corp.’s financial position, results of operations and cash flow.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan assets and equity prices. Future financing is subject to the exposure to changes in interest rates. SJW Corp. also owns 1,099,952 shares of California Water Service Group and is exposed to the risk of changes in equity prices.

SJW Corp. has no material derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to changes in market rates and prices.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

SJW Corp.:

We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. We also have audited SJW Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SJW Corp.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California

March 5, 2010

SJW Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Utility plant:
Land	$8,558	8,134
Depreciable plant and equipment	913,071	855,427
Construction in progress	11,119	7,142
Intangible assets	11,278	8,040

	944,026	878,743
Less accumulated depreciation and amortization	298,921	272,562

	645,105	606,181

Real estate investment	88,000	88,000
Less accumulated depreciation and amortization	7,188	5,511

	80,812	82,489

Current assets:
Cash and cash equivalents	1,416	3,406
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $285 in 2009 and $279 in 2008	10,892	11,622
Income tax	—	657
Other	677	1,154
Accrued unbilled utility revenue	12,435	12,896
Materials and supplies	994	933
Prepaid expenses	1,596	1,293

	28,010	31,961

Other assets:
Investment in California Water Service Group	40,500	51,071
Unamortized debt issuance and reacquisition costs	3,098	3,162
Regulatory assets	78,525	73,778
Other	2,424	2,235

	124,547	130,246

	$878,474	850,877

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share and per share data)

	December 31,
	2009	2008
Capitalization and Liabilities
Capitalization:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,499,602 shares in 2009 and 18,452,447 shares in 2008	$9,635	9,611
Additional paid-in capital	22,046	20,548
Retained earnings	207,888	204,744
Accumulated other comprehensive income	13,187	19,423

Total shareholders’ equity	252,756	254,326
Long-term debt, less current portion	246,879	216,613

	499,635	470,939

Current liabilities:
Line of credit	5,800	18,400
Current portion of long-term debt	1,081	705
Accrued groundwater extraction charges and purchased water	4,496	5,256
Purchased power	486	563
Accounts payable	6,562	5,758
Accrued interest	4,979	4,567
Accrued taxes	1,481	855
Accrued payroll	2,412	3,325
Other current liabilities	4,661	3,894

	31,958	43,323

Deferred income taxes	100,766	97,038
Unamortized investment tax credits	1,615	1,675
Advances for construction	69,086	74,787
Contributions in aid of construction	121,420	114,082
Deferred revenue	1,179	1,247
Postretirement benefit plans	47,484	42,331
Other noncurrent liabilities	5,331	5,455
Commitments and contingencies	—	—

	$878,474	850,877

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31 (in thousands, except share and per share data)

	2009	2008	2007
Operating revenue	$216,097	220,347	206,601
Operating expense:
Operation:
Purchased water	45,317	48,291	48,596
Power	6,582	7,559	7,532
Groundwater extraction charges	31,635	34,368	30,141

Total production costs	83,534	90,218	86,269
Administrative and general	27,658	23,688	22,334
Other	17,861	16,390	14,907
Maintenance	13,172	13,123	11,628
Property taxes and other nonincome taxes	8,549	6,793	6,307
Depreciation and amortization	25,643	24,043	22,854
Income taxes	10,280	13,198	12,549

Total operating expense	186,697	187,453	176,848

Operating income	29,400	32,894	29,753

Other (expense) income:
Interest on senior notes	(13,996)	(12,358)	(10,912)
Mortgage and other interest expense	(1,974)	(2,369)	(2,097)
Gain on sale of real estate investments, net of taxes of $567 in 2008	—	832	—
Gain on the sale of utility property, net of taxes of $269 in 2008	—	392	—
Dividends	1,298	1,287	1,276
Other, net	443	783	1,303

Net income	$15,171	21,461	19,323

Other comprehensive income (loss):
Unrealized income (loss) on investment, net of taxes of $4,334 in 2009, $4,244 in 2008 and $1,529 in 2007	(6,236)	6,107	(2,201)

Comprehensive income	$8,935	27,568	17,122

Earnings per share
—Basic	$0.82	1.17	1.05
—Diluted	$0.81	1.15	1.04
Weighted average shares outstanding
—Basic	18,486,536	18,410,122	18,334,352
—Diluted	18,680,458	18,609,836	18,552,228

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balances, December 31, 2006	18,281,769	$9,522	$16,267	$186,876	$15,517	$228,182
Cumulative effect of adoption of FASB ASC Topic 740 (see Note 5)				444		444

Adjusted balances as of January 1, 2007	18,281,769	9,522	16,267	187,320	15,517	228,626
Net income				19,323		19,323
Unrealized loss on investment, net of tax effect of $1,529					(2,201)	(2,201)
Stock-based compensation			655	(223)		432
Exercise of stock options and similar instruments	65,223	34	1,316			1,350
Employee stock purchase plan	14,741	8	485			493
Dividends paid ($.60 per share)				(11,089)		(11,089)

Balances, December 31, 2007	18,361,733	9,564	18,723	195,331	13,316	236,934
Net income				21,461		21,461
Unrealized gain on investment, net of tax effect of $4,244					6,107	6,107
Stock-based compensation			601	(173)		428
Exercise of stock options and similar instruments	61,230	32	716			748
Employee stock purchase plan	17,807	9	487			496
Issuance of stock to non-controlling interest holder of CLWSC	11,677	6	21			27
Dividends paid ($.65 per share)				(11,875)		(11,875)

Balances, December 31, 2008	18,452,447	9,611	20,548	204,744	19,423	254,326
Net income				15,171		15,171
Unrealized loss on investment, net of tax effect of $4,334					(6,236)	(6,236)
Stock-based compensation			807	(122)		685
Exercise of stock options and similar instruments	22,481	11	102			113
Employee stock purchase plan	24,674	13	589			602
Adjustment to equity interest in CLWSC				297		297
Dividends paid ($.66 per share)				(12,202)		(12,202)

Balances, December 31, 2009	18,499,602	9,635	22,046	207,888	13,187	252,756

See accompanying notes to consolidated financial statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (in thousands)

	2009	2008	2007
Operating activities:
Net income	$15,171	21,461	19,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,643	24,043	22,854
Deferred income taxes	6,305	6,079	(1,778)
Share-based compensation	807	601	655
Gain on sale of real estate investments, net of taxes	—	(832)	—
Gain on sale of utility property, net of taxes	—	(392)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	1,670	(1,406)	(2,310)
Accounts payable, purchased power and other current liabilities	(464)	(1,107)	(731)
Accrued groundwater extraction charges and purchased water	(761)	(339)	1,352
Accrued taxes	2,011	542	(1,760)
Accrued interest	413	45	652
Accrued payroll	(962)	892	(272)
Prepaid expenses and materials and supplies	(365)	188	55
Postretirement benefits	3,034	713	1,921
Other noncurrent assets and noncurrent liabilities	398	(302)	873
Other changes, net	1,556	1,606	1,197

Net cash provided by operating activities	54,456	51,792	42,031

Investing activities:
Additions to utility plant:
Company-funded	(55,803)	(64,894)	(73,217)
Contributions in aid of construction	(1,457)	(4,049)	—
Additions to real estate investment	—	—	(48,245)
Cost to retire utility plant, net of salvage	(459)	(2,594)	(1,160)
Acquisition of service area and water rights	(5,049)	—	—
Acquisition of certain water service assets	(1,387)	—	—
Proceeds from sale of real estate investment	—	3,304	—
Proceeds from sale of utility property	—	1,582	—
Sale proceeds held in trust account	—	—	31,261

Net cash used in investing activities	(64,155)	(66,651)	(91,361)

Financing activities:
Borrowings from line of credit	14,100	25,950	31,400
Repayments of line of credit	(26,700)	(12,550)	(41,900)
Long-term borrowings	30,000	1,069	53,500
Repayments of long-term borrowings	(749)	(685)	(699)
Dividends paid	(12,202)	(11,875)	(11,089)
Exercise of stock options and similar instruments	641	890	1,298
Tax benefits realized from share options exercised	74	381	545
Receipts of advances and contributions in aid of construction	4,846	15,025	17,016
Refunds of advances for construction	(2,301)	(2,294)	(2,175)

Net cash provided by financing activities	7,709	15,911	47,896

Net change in cash and cash equivalents	(1,990)	1,052	(1,434)
Cash and cash equivalents, beginning of year	3,406	2,354	3,788

Cash and cash equivalents, end of year	$1,416	3,406	2,354

Cash paid during the year for:
Interest	$15,609	15,249	13,142
Income taxes	$2,255	6,304	15,018
Supplemental disclosure of non-cash activities:
Accrued payables for additions to utility plant	$1,142	(2,626)	2,849
Decrease in real estate investments due to transfer to utility property	$—	—	3,035
Utility property installed by developers	$1,457	4,049	—
Obligation incurred related to acquisition of certain water service assets	$1,389	—	—

See accompanying notes to consolidated financial statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except share data)

Note 1.    Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of SJW Corp. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. A subsidiary in which SJW Corp. has a controlling interest is consolidated in the financial statements.

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

SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (CLWSC). On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC is a public utility in the business of providing water service to approximately 9,000 connections that serve approximately 36,000 people in western Comal County and southern Blanco County. The company’s service area comprises more than 237 square miles in the growing region between San Antonio and Austin.

SJW Land Company owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of California, Florida, Connecticut, Arizona, Texas and Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P., which is accounted for under the FASB ASC Topic 810—“Consolidation” (see Note 9).

Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.

Together, San Jose Water Company, CLWSC and TWA are referred to as “Water Utility Services.”

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

Utility Plant

The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2009, 2008 and 2007 was $300, $461 and $527, respectively. Construction in progress was $11,119 and $7,142 at December 31, 2009 and 2008, respectively.

The major components of depreciable plant and equipment as of December 31, 2009 and 2008 are as follows:

	2009	2008
Equipment	$175,171	164,672
Transmission and distribution	687,253	641,344
Office buildings and other structures	50,647	49,411

Total depreciable plant and equipment	$913,071	855,427

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2009, 2008 and 2007, depreciation expense was approximately 3.4%, 3.5% and 3.6%, respectively, of the beginning of the year balance of depreciable plant for all years excluding certain items credited to depreciation expense. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized. Depreciation expense for utility plant for the years ended December 31, 2009, 2008 and 2007 was $23,655, $22,067 and $20,956, respectively.

Utility Plant Intangible Assets

All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years (see Note 6).

Real Estate Investments

Real estate investments are recorded at cost and consist primarily of land and buildings. The major components of real estate investments as of December 31, 2009 and 2008 are as follows:

	2009	2008
Land	$22,381	22,381
Buildings and improvements	65,388	65,388
Intangibles	231	231

Total real estate investment	$88,000	88,000

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 39 years.

Land, buildings and improvements include assets that are leased of $86,641 as of December 31, 2009 and 2008. The following schedule shows the future minimum rental payments to be received from third parties required under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2009:

Year ending December 31:	Rental Revenue
2010	$3,192
2011	3,204
2012	2,641
2013	2,370
2014	2,388
Thereafter	22,341

Impairment of Long-Lived Assets

In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Corp. are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. There were no impairments as of December 31, 2009 and 2008.

Financial Instruments

The carrying amount of SJW Corp.’s current assets and liabilities that are considered financial instruments approximates their fair value as of the dates presented due to the short maturity of the instruments (see Note 14). The fair market value of long-term debt is discussed in Note 4.

Investment in California Water Service Group

SJW Corp.’s investment in California Water Service Group is accounted for under ASC Topic 320—“Investments—Debt and Equity Securities,” as an available-for-sale marketable security. The investment is recorded on the Consolidated Balance Sheet at quoted market price with the change in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.

Other Assets

Debt reacquisition costs are amortized over the term of the related debt. Debt issuance costs are amortized to interest expense in the Consolidated Statements of Income and Comprehensive Income.

Regulatory Assets and Liabilities

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. San Jose Water Company records regulatory assets for future revenues expected to be realized in customers’ rates when certain items are recognized as expenses for ratemaking purposes. The income tax temporary differences relate primarily to the difference between book and income tax depreciation on utility plant that was placed in service before the CPUC adopted normalization for ratemaking purposes. Previously the tax effect was passed onto customers. In the future, when such timing differences reverse, San Jose Water Company believes it is probable that it will be able to include the impact of the deferred tax reversal in customer rates. The differences will reverse over the remaining book lives of the related assets. Although realization is not assured, management believes it is more likely than not that all of the regulatory assets will be realized. In addition, regulatory assets include items that are not recognized for ratemaking purposes, such as certain expenses related to postretirement benefits, accrued vacation obligation and asset retirement obligations which are expected to be recoverable in future customer rates.

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

Regulatory assets and liabilities are comprised of the following as of December 31:

	2009	2008
Regulatory assets:
Income tax temporary differences	$10,517	10,927
Postretirement pensions and other medical benefits	65,098	61,347
Other obligations	3,994	3,876

Total regulatory assets	$79,609	76,150

Regulatory liabilities:
Future tax benefits to ratepayers	$1,084	2,372

Net regulatory assets included in consolidated balance sheets	$78,525	73,778

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

Estimated Refunds
2010	$2,202
2011	2,198
2012	2,192
2013	2,190
2014	2,190
Thereafter	58,114

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

Asset Retirement Obligation

SJW Corp.’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2009 and 2008, the asset retirement obligation is as follows:

	2009	2008
Retirement obligation	$3,732	3,745
Discount rate	6%	6%
Present value	1,045	1,023
Deferred tax	718	704

Regulatory asset	$1,763	1,727

Revenue

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with FASB ASC Topic 605—“Revenue Recognition.”

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

Revenues also include a surcharge collected from regulated customers that are paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2009, 2008 and 2007, the surcharge was $3,303, $2,999 and $2,708, respectively.

Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Nonregulated operating revenue in 2009, 2008 and 2007 includes $4,563, $4,612 and $4,561, respectively, from the operation of the City of Cupertino municipal water system. Revenue from SJW Land Company is recognized ratably over the term of the leases.

Balancing Account

For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since the balances have to be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize the balancing account in its revenue until the CPUC authorizes the change in customers’ rates. As of December 31, 2009 and 2008, the total accrued in San Jose Water Company’s balancing account was an under-collection of $157 and an over-collection of $1,977, respectively, including interest.

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

Earnings per Share

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp.’s Long-Term Incentive Plan, and income available to common shareholders. Anti-dilutive restricted common stock units and stock options of 5,851, 4,081 and 640 as of December 31, 2009, 2008 and 2007, respectively, were excluded from the dilutive earnings per share calculation.

Note 2.    Capitalization

SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2009 and 2008, 18,499,602 and 18,452,447, respectively, shares of common stock were issued and outstanding.

At December 31, 2009 and 2008, 176,407 shares of preferred stock of $25 par value per share were authorized and none were outstanding.

Note 3.    Line Of Credit

SJW Corp. and its subsidiaries have available an unsecured bank line of credit, allowing aggregate short-term borrowings of up to $55,000. This line of credit bears interest at variable rates and expires on June 1, 2010. As of December 31, 2009 and 2008, SJW Corp. has an outstanding balance on the line of credit of $5,800 and $18,400, respectively. Cost of borrowing averaged 2.00% and 2.25%, respectively, as of December 31, 2009 and 2008.

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

Note 4.    Long-Term Debt

Long-term debt as of December 31 was as follows:

Description	Due Date	2009	2008
Senior notes, San Jose Water Company:
A 8.58%	2022	$20,000	20,000
B 7.37%	2024	30,000	30,000
C 9.45%	2020	10,000	10,000
D 7.15%	2026	15,000	15,000
E 6.81%	2028	15,000	15,000
F 7.20%	2031	20,000	20,000
G 5.93%	2033	20,000	20,000
H 5.71%	2037	20,000	20,000
I 5.93%	2037	20,000	20,000
J 6.54%	2024	10,000	—
K 6.75%	2039	20,000	—
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000

Total senior notes		$215,000	185,000

Mortgage loans 5.61% - 6.09%	2013
	2016
	2017	25,090	25,601
Bexarmet obligation 6.5% imputed interest, SJWTX, Inc.	2013	1,389	—
444 West Santa Clara Street, L.P. 7.80% (non-recourse to SJW Land Company)	2011	3,796	3,905
SDWSRF loans 2.39% and 2.60%, San Jose Water Company	2027	2,685	2,812

Total debt		$247,960	217,318
Less: Current portion		1,081	705

Total long-term debt, less current portion		$246,879	216,613

Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, all of the companies’ debt has historically been privately placed.

The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2009, San Jose Water Company does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded debt exceeds 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income since December 31, 2005. As of December 31, 2009, SJW Corp. does not face any restrictions in issuing any future indebtedness as a result of these terms and conditions.

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

	Amortization Schedule
Year	Total Payment	Interest	Principal
2010	1,992	1,450	542
2011	1,992	1,418	574
2012	1,992	1,385	607
2013	9,096	1,086	8,010
2014	1,229	877	352
Thereafter	16,732	1,727	15,005

SJWTX, Inc. became obligated to purchase certain assets from Bexarmet in a phased-purchase transaction. As a result of this obligation, SJWTX, Inc. recorded a liability totaling $1,472,000. The phased asset purchase requires SJWTX, Inc. to complete the acquisition over a 4-year period and to make quarterly payments with an imputed borrowing rate of 6.5%. As of December 31, 2009, $185,000 is recorded as a discount and will be amortized over the life of the loan.

	Amortization Schedule
Year	Total Payment	Discount	Principal
2010	332	15	317
2011	342	36	306
2012	352	57	295
2013	363	78	285

444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $3,796 as of December 31, 2009. The mortgage loan is due in April 2011 and has been amortized over 25 years with a fixed interest rate of 7.8%. The loan is secured by the partnership’s real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2010	410	292	118
2011	3,820	142	3,678

San Jose Water Company has two loans from the SDWSRF at a rate of 2.39% and 2.60%. The outstanding loan balances as of December 31, 2009 is $2,685. San Jose Water Company issued standby letters of credit with a commercial bank in the amount of $3,000 in support of these loans. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balances decrease. An amortization schedule of the SDWSRF loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2010	196	66	130
2011	196	63	133
2012	196	60	136
2013	196	56	140
2014	196	53	143
Thereafter	2,333	330	2,003

The fair value of long-term debt as of December 31, 2009 and 2008 was approximately $286,256 and $206,845, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company.

Note 5.    Income Taxes

The components of income tax expense were:

	2009	2008	2007
Current:
Federal	$717	4,546	10,981
State	3,258	3,409	3,346
Deferred:
Federal	7,140	6,788	(1,148)
State	(835)	(709)	(630)

	$10,280	14,034	12,549

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 34% to income before income taxes:

	2009	2008	2007
“Expected” federal income tax	$8,653	12,151	11,155
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	1,710	2,061	1,831
Dividend received deduction	(309)	(309)	(313)
Other items, net	226	131	(124)

	$10,280	14,034	12,549

	2009	2008	2007
Income taxes included in operating expenses	$10,280	13,198	12,549
Income taxes included in gain on sale of utility property	—	269	—
Income taxes included in gain on sale of real estate investments	—	567	—

	$10,280	14,034	12,549

The components of the net deferred tax liability as of December 31 was as follows:

	2009	2008
Deferred tax assets:
Advances and contributions	$15,712	15,992
Unamortized investment tax credit	869	901
Pensions and postretirement benefits	5,702	4,367
California franchise tax	1,087	980
Other	1,067	941

Total deferred tax assets	$24,437	23,181
Deferred tax liabilities:
Utility plant	$66,149	58,503
Pension and postretirement benefits	26,533	25,004
Investment in stock	14,350	18,684
Deferred gain-property transfer	16,557	16,061
Debt reacquisition costs	694	744
Other	920	1,223

Total deferred tax liabilities	$125,203	120,219

Net deferred tax liabilities	$100,766	97,038

Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.

SJW Corp. adopted the provisions of FASB ASC Topic 740—“Income Taxes,” on January 1, 2007. As a result, SJW Corp. recognized a decrease in its liability for unrecognized tax benefits of approximately $444 which was recorded as an increase to the January 1, 2007, balance of retained earnings. The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,167 and $1,228 as of December 31, 2009 and 2008, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $619 and $647 as of December 31, 2009 and 2008, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2008	$1,343
Additions based on tax position related to the current year, including interest	183
Reductions for tax positions of prior year, including interest	(265)

Balance at December 31, 2009	$1,261

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $55 as of December 31, 2009. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $274 within the next twelve months following December 31, 2009 due to lapsing statutes of limitations. Through December 31, 2009, since the adoption of FASB ASC Topic 740, a cumulative reduction of $729 was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2006 – 2008
California	2005 – 2008
Arizona	2006 – 2008
Connecticut	2006 – 2008
Florida	2006 – 2008
Tennessee	2007 – 2008
Texas	2005 – 2008

Note 6.    Intangible Assets

Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, and other intangibles of $4,478. Other intangibles consists of $3,238 which was paid for the right and obligation to provide water service within the retail water service area of the City of Bulverde, Texas and $1,240 primarily incurred in conjunction with Santa Clara Valley Water District (“SCVWD”) water contracts related to the operation of San Jose Water Company. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.

Amortization expense for the intangible assets was $311 for the year ended December 31, 2009, $299 for the year ended December 31, 2008 and $299 for the year ended December 31, 2007. Amortization expense for 2010, 2011, 2012, 2013 and 2014 is anticipated to be $311 per year.

The costs of intangible assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Concession fees	$6,800	6,800
Other intangibles	4,478	1,240

Intangible assets	11,278	8,040
Less: Accumulated amortization
Concession fees	3,332	3,060
Other intangibles	547	473

Net intangible assets	$7,399	4,507

Note 7.    Commitments

San Jose Water Company purchases water from SCVWD. Delivery schedules for purchased water are based on a contract year beginning July 1 of each year, and are negotiated every three years under terms of a master contract with SCVWD expiring in 2051. For the years ending December 31, 2009, 2008 and 2007, San Jose Water Company purchased from SCVWD 22,100 million gallons ($42,100), 22,500 million gallons ($41,500) and 22,600 million gallons ($38,500), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase a minimum of 21,000 million gallons ($39,900) of water at the current contract water rate of $1,903 per million gallons, from SCVWD in the year ending December 31, 2010. This represents 85% and 90% of the delivery schedule for the six months ending June 30 and December 31, 2010, respectively. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis and if the water supply is available from SCVWD.

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

CLWSC has long-term contracts with the Guadalupe-Blanco River Authority (“GBRA”). The terms of the agreements expire in 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,700 acre-feet of water from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60 day written notice on the proposed adjustment.

As of December 31, 2009, San Jose Water Company had 337 employees, of whom 99 were executive, administrative or supervisory personnel, and of whom 238 were members of unions. On October 20, 2009, San Jose Water Company reached a one-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2010 through December 31, 2010. The agreements include no wage adjustment for union workers for the calendar year 2010 or benefit modifications.

Note 8.    Contingencies

SJW Corp. is subject to litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party or to which any of its properties is the subject that are expected to have a material effect on the SJW Corp.’s financial position, results of operations or cash flows.

Note 9.    Partnership Interest

In September 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land Company contributed real property in exchange for a 70% limited partnership interest. The real estate development firm is partially owned by an individual who also serves as the Chairman of the Board of SJW Corp. A commercial building was constructed on the partnership property and is leased to an unrelated international real estate firm under a 12-year long-term lease.

The consolidated financial statements of SJW Corp. at December 31, 2009 and 2008 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances are eliminated. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements.

Note 10.    Employee Benefit Plans

Pension Plans

San Jose Water Company sponsors noncontributory defined benefit pension plans (“Pension Plan”). Benefits under the plans are based on an employee’s any three twelve consecutive month periods of employment. San Jose Water Company’s policy is to contribute the net periodic pension cost to the plans to the extent it is tax deductible.

The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives. Investment decisions have been delegated by the committee to an Investment Manager, presently Wachovia Securities, LLC. Investment guidelines set forth in the Investment Policy Statement (“IPS”) require that at least 25% of plan assets be invested in bonds. Furthermore, equities are to be diversified by industry groups and selected to achieve preservation of capital coupled with long-term growth through capital appreciation and income. Since the Pension Plan’s inception in 1984, the plan has achieved an 11.4% return on its investments while the applicable benchmark was 10.5% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the fiscal year 2009, the Investment Manager, following the required investment guidelines, achieved a 21.3% return on their investments, while the applicable benchmark was 21.4% for the same period.

Generally, it is expected of the Investment Manager that the performance of the assets held in the Pension Plan, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include a specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle.

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

San Jose Water Company has an Executive Supplemental Retirement Plan, which is a defined benefit plan under which San Jose Water Company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $9,679 and $7,585 as of December 31, 2009 and 2008, respectively, and net periodic pension cost of $808, $780 and $767 for 2009, 2008 and 2007, respectively.

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

Medicare

In December 2003, federal legislation was passed reforming Medicare and introducing the Medicare Part D prescription drug program. San Jose Water Company determined that the new legislation has no impact on its postretirement benefit plan under FASB ASC Topic 715—“Compensation—Retirement Benefits.” Because San Jose Water Company has a union contract with its employees whereby San Jose Water Company provides medical benefits at a fixed cost to its retirees, San Jose Water Company’s medical costs for postretirement benefits would not be affected by cost fluctuations resulting from the Medicare Part D prescription drug program.

Deferral Plan

San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the San Jose Water Company. San Jose Water Company contributions were $974, $940 and $896 in 2009, 2008 and 2007, respectively.

Executive Special Deferral Election Plan

SJW Corp. adopted an Executive Special Deferral Election Plan effective January 1, 2005, which was amended effective January 1, 2008. The plan allows certain executives and directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and directors have to make an election on the distribution and payment method of the deferrals before services are rendered. San Jose Water Company records the investment return on the deferred funds as compensation expense once the deferrals are made. Executives and directors had deferred $1,890, $1,489 and $1,192 to the plan as of December 31, 2009, 2008 and 2007, respectively. San Jose Water Company recorded an investment return of $76, $69 and $52 as of December 31, 2009, 2008 and 2007, respectively, on the deferred funds as compensation expense.

Assumptions Utilized on Actuarial Calculations

Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
	%	%	%	%	%	%
Discount rate	6.06	6.50	6.00	6.20	6.50	6.00
Expected return on plan assets	8.00	8.00	8.00	8.00	8.00	8.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A

Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	%	%	%	%
Discount rate	5.92	6.06	5.83	6.20
Rate of compensation increase	4.00	4.00	N/A	N/A

Generally, it is expected of the Investment Manager that the performance of the assets held in the Pension Plan, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. As stated earlier, since the Pension Plan’s inception in 1984, the plan has achieved an 11.4% return on its investments while the applicable benchmark was 10.5% for the same period. In 2009, the Investment Manager, following the required investment guidelines, achieved a 21.3% return on their investments, while the applicable benchmark was 21.4% for the same period.

Net Periodic Pension Costs

Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$2,500	2,050	2,282	$213	176	193
Interest cost	4,548	4,248	3,946	403	353	328
Expected return on assets	(2,945)	(3,653)	(3,445)	(115)	(121)	(97)
Amortization of transition obligation	—	—	—	57	57	57
Amortization of prior service cost	449	411	451	197	151	166
Recognized actuarial loss	1,903	445	802	8	—	—

Net periodic benefit cost	$6,455	3,501	4,036	$763	616	647

Reconciliation of Funded Status

For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The actuarial present value of benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$74,630	66,146	$6,078	5,517
Service cost	2,500	2,050	213	176
Interest cost	4,548	4,248	403	353
Amendments	6	857	552	—
Actuarial (gain) loss	8,159	3,900	535	266
Benefits paid	(2,698)	(2,571)	(250)	(234)

Benefit obligation at end of year	$87,145	74,630	$7,531	6,078

Change in Plan Assets
Fair value of assets at beginning of year	$36,645	46,555	$1,296	1,418
Actual return on plan assets	7,474	(10,669)	1	39
Employer contributions	3,636	3,330	472	—
Benefits paid	(2,699)	(2,571)	(172)	(161)

Fair value of plan assets at end of year	45,056	36,645	1,597	1,296

Funded status at end of year	$(42,089)	(37,985)	$(5,934)	(4,782)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Current liabilities	$491	390	$48	46
Noncurrent liabilities	41,598	37,595	5,886	4,736

	$42,089	37,985	$5,934	4,782

Upon implementation of FASB ASC Topic 715, San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans. The following table summarizes the change in regulatory assets:

	2009	2008
Funded status of obligation	$48,023	42,767
Accrued benefit cost	(9,458)	(6,424)

Amount to be recovered in future rates	38,565	36,343
Tax gross-up	26,533	25,004

Regulatory asset	$65,098	61,347

The estimated amortization for the year ended December 31, 2010 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$450	—
Amortization of loss	1,952	—

Total	$2,402	—

Plan Assets

Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Fair value of assets at end of year:
Debt securities	$16,510	16,590	—	—
	36.7%	45.3%	—	—
Equity securities	$26,781	18,990	—	—
	59.4%	51.8%	—	—
Cash and equivalents	$1,765	1,065	$1,597	1,296
	3.9%	2.9%	100%	100%

Total	$45,056	36,645	$1,597	1,296

In December 2008, the FASB issued an amendment to FASB ASC Topic 715—“Compensation—Retirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The amendment requires disclosures surrounding how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques to measure the fair value of plan assets, a rollforward of Level 3 inputs, and significant concentration of risk within plan assets. Prior year comparisons are not required to be presented in the first and second year after adoption. The disclosure requirement under this amendment is effective for our fiscal year beginning January 1, 2009.

The following table summarizes the fair values of plan assets by major categories as required by FASB ASC Topic 715, as of December 31, 2009:

			Fair Value Measurements at December 31, 2009
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$3,361	$3,361	—	—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000 Growth	3,444	3,444	—	—
U.S. Small Mid Cap Equity	Russell 2500	3,398	3,398	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,611	2,611	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500	8,113	8,113	—	—
U.S. Small Mid Cap Equity	Russell 2500	2,059	2,059	—	—
U.S. Small Cap Equity	Russell 2000	1,378	1,378	—	—
Emerging Market Equity	MSCI Emerging Markets Net	2,233	2,233	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,629	2,629	—	—
REIT	Nareit—Equity Reits	916	916	—	—
Fixed Income (c)	(c)	16,511	16,511	—	—

Total		$46,653	$46,653	—	—

The Plan has a target allocation of 60% invested in a diversified array of equity securities to provide long-term capital appreciation and 40% invested in a diversified array of fixed income securities to provide preservation of capital plus generation of income.

(a)	Actively managed portfolio of securities with the goal to exceed the stated benchmark performance.
(b)	Open-ended fund of securities with the goal to track the stated benchmark performance.
(c)	Actively managed portfolio of fixed income securities with the goal to exceed the Barclays Capital Aggregate Bond and Merrill Lynch High Yield Master II performance.

In 2010, San Jose Water Company expects to make a contribution of $2,870 and $471 to the pension plan and other post retirement benefit plan, respectively.

Benefits expected to be paid in the next five years are:

	Pension Plan	Other Postretirement Benefit Plan
2010	$3,159	$274
2011	3,460	310
2012	3,944	359
2013	4,293	397
2014	4,541	430
2015 – 2019	26,590	2,675

Note 11.    Long-Term Incentive Plan and Share-Based Payments

Common Shares

SJW Corp. has a Long-Term Stock Incentive Plan (the “Plan”), which has 1,800,000 common shares reserved for issuance. The Plan was initially adopted by the Board of Directors on March 6, 2002. The Plan was subsequently amended, and the amended and restated Plan was adopted by the Board on January 30, 2008 and became effective on April 30, 2008. The Plan allows SJW Corp. to provide employees, non-employee Board members or the Board of Directors, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The special incentive compensation programs previously established for the non-employee Board members under the Plan, namely, the Deferral Election Program and Deferred Restricted Stock Program, each amended effective January 1, 2008, shall continue in effect under the Plan.

A participant in the Plan generally may not receive Plan awards covering an aggregate of more than 600,000 common shares in any calendar year. Additionally, awards granted under the Plan may be conditioned upon the attainment of specified company performance goals. The types of awards included in the Plan are restricted stock awards, restricted stock units, performance shares, or other stock-based awards. In addition, shares are issued under the Employee Stock Purchase Plan (ESPP). As of December 31, 2009, 2008 and 2007, 178,759, 150,866 and 87,700 shares have been issued pursuant to the Plan, and 352,012, 340,186 and 367,404 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2009, 2008 and 2007, respectively. The remaining shares available for issuance under the Plan are 1,269,229, 1,308,948, and 1,344,896 for the years ended 2009, 2008 and 2007, respectively. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. The total compensation costs charged to income under the Plan were $807, $601 and $655 for 2009, 2008 and 2007, respectively. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from share options exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Compensation costs charged to income:
Stock options	$11	58	105
Restricted stock and deferred restricted stock	796	543	550

Total compensation costs charged to income	$807	601	655

Proceeds from the exercise of stock options and similar instruments:
Stock options	$29	243	648
ESPP	602	496	485
Restricted stock and deferred restricted stock	10	123	165
Other	—	28	—

Total exercise of stock options and similar instruments	$641	890	1,298

Tax benefits realized from share options exercised and stock issuance:
Stock options	$3	80	395
Restricted stock and deferred restricted stock	71	301	150

Total tax benefits realized from share options exercised	$74	381	545

Stock Options

SJW Corp. applies FASB ASC Topic 718—“Compensation—Stock Compensation,” for all existing and new share-based compensation plans. To estimate the fair value of options at grant date as the basis for the stock-based compensation awards, SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Further, as required under ASC Topic 718, SJW Corp. estimates forfeitures for the share-based awards that are not expected to vest. Changes in these inputs and assumptions can affect the measure of estimated fair value of our share based compensation and the amount and timing of expense recognition.

Awards in the form of stock option agreements under the Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% rate on each annual date over four years and are exercisable over a 10 year period.

No options were granted for the years ending December 31, 2009, 2008 and 2007. For the years ended 2009, 2008 and 2007, options covering 1,672, 17,020 and 45,794 shares of common stock and options covering 4,677, 4,704 and 5,849 shares of common stock from vested dividend equivalent rights were exercised, respectively.

ASC Topic 718 requires the cash flows resulting from the tax benefits for tax deduction in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as cash from financing activities. For the years ended December 31, 2009, 2008 and 2007, total cash received on exercise of options amounted to $35, $327 and $1,072 and the tax benefit realized from stock options exercised amounted to $3, $80 and $395. Shares subject to outstanding options under the Plan were 97,656, 85,166 and 116,348 as of December 31, 2009, 2008 and 2007, respectively.

SJW Corp. has recognized share based compensation expense of $11, $58 and $105 for the stock options granted under the Incentive Plan for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Options

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2007	162,142	$16.40	7.18	$3,624,737
Granted	—	—	—	—
Exercised	(45,794)	14.13	—	—
Forfeited	—	—	—	—

Outstanding as of December 31, 2007	116,348	$17.30	6.49	$2,020,924

Granted	—	—	—	—
Exercised	(17,020)	14.28	—	—
Forfeited	—	—	—	—

Outstanding as of December 31, 2008	99,328	$17.82	5.65	$1,204,024

Granted	—	—	—	—
Exercised	(1,672)	17.63	—	—
Forfeited	—	—	—	—

Outstanding as of December 31, 2009	97,656	$17.82	4.64	$535,397

Options exercisable at December 31, 2009	97,656	$17.82	4.64	$535,397

Range of exercise prices		$14.85 – 27.69
Weighted-average fair value of options granted during the year	—	—	—	—

A summary of the status of SJW Corp.’s nonvested stock options as of December 31, 2009 and changes during the three years ended December 31, 2009, are presented below:

	Shares	Weighted Grant-Date Fair Value
Nonvested as of January 1, 2007	82,366	$1.95
Granted	—	—
Vested	(41,267)	$3.16
Forfeited	—	—

Nonvested as of December 31, 2007	41,099	$3.65

Granted	—	—
Vested	(26,937)	$3.42
Forfeited	—	—

Nonvested as of December 31, 2008	14,162	$4.09

Granted	—	—
Vested	(14,162)	$4.09
Forfeited	—	—

Nonvested as of December 31, 2009	—	—

As of December 31, 2009, there are no unrecognized compensation costs related to stock options as all costs have been recognized.

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

On January 27, 2009, a total of 21,000 restricted and deferred restricted stock units were awarded to a key executive of SJW Corp., which includes 7,000 market performance-based restricted stock units that will convert into shares of SJW Corp.’s common stock upon vesting at the end of a three year period if specific market performance goals are attained. These units do not include dividend equivalent rights. The fair value of the market performance-based restricted award was estimated using the fair value of SJW Corp.’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the performance goals will be attained. Share-based compensation expense is recognized over three years at $13.57 per unit for market performance-based stock units and $25.24 per unit for the remaining 14,000 restricted and deferred restricted stock units. If the requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed.

Additionally, in January of 2009, a total of 13,569 restricted stock units were awarded to several executives of SJW Corp. and its subsidiaries, which include 11,730 units that will vest in four equal successive installments upon completion of each year of service and 1,839 restricted stock units that will vest in three equal successive installments upon completion of each year of service. These units include dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair values of $26.83 and $25.24 per unit, respectively, over the vesting periods beginning in 2009.

In January of 2009, a total of 10,499 of restricted stock units granted to a key employee of SJW Corp. in 2006, 2007, and 2008 were vested and issued, and the tax deduction available from realizing the stock issuance was less than the deferred tax asset previously recognized by $8.

During 2009, 3,483 of restricted stock units granted to several executives of SJW Corp. in 2006, 2007 and 2008 were vested and issued, and the tax deduction available from realizing the stock issuance was less than the deferred tax asset previously recognized by $8.

As of December 31, 2009, 2008 and 2007, SJW Corp. has recognized an aggregate share-based compensation expense of $796, $543 and $550, respectively, related to restricted and deferred restricted stock awards to the employees. As of December 31, 2009, 2008 and 2007, SJW Corp. has recognized an aggregate share-based compensation expense of $0, $0 and $220, respectively, related to restricted and deferred restricted stock awards to the non-employee Board members of SJW Corp. As of December 31, 2009, 2008 and 2007, the tax benefit realized from restricted and deferred restricted stock awards amounted to $71, $301 and $150.

Restricted and Deferred Restricted Stock

	Units	Weighted Average Grant- Date Fair Value
Outstanding as of January 1, 2007	217,832	$15.68
Issued	28,742	$32.29
Exercised	(15,308)	$19.55
Forfeited	(2,052)	$38.76

Outstanding as of January 1, 2008	229,214	$17.36

Issued	31,150	$24.38
Exercised	(38,355)	$17.93
Forfeited	(980)	$33.45

Outstanding as of January 1, 2009	221,029	$18.18

Issued	34,569	$23.42
Exercised	(20,670)	$24.68
Forfeited	(340)	$26.83

Outstanding as of December 31, 2009	234,588	$18.36

Shares vested as of December 31, 2009	160,590	$15.82

A summary of the status of SJW Corp.’s nonvested restricted and deferred restricted stock plans as of December 31, 2009, and changes during the three year period ended December 31, 2009, are presented below:

	Units	Weighted Grant- Date Fair Value
Nonvested as of January 1, 2007	18,902	$28.25
Granted	28,742	$32.29
Vested	(10,415)	$38.76
Forfeited	(2,052)	$38.76

Nonvested as of January 1, 2008	35,177	$29.64

Granted	31,150	$24.38
Vested	(9,263)	$32.71
Forfeited	(980)	$33.45

Nonvested as of January 1, 2009	56,084	$26.14

Granted	34,569	$23.42
Vested	(16,315)	$30.58
Forfeited	(340)	$26.83

Nonvested as of December 31, 2009	73,998	$23.89

As of December 31, 2009, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $953. This cost is expected to be recognized over a weighted-average period of 1.18 years.

Dividend Equivalent Rights

Under the Plan, holders of options, restricted stock and deferred restricted stock awards may have the right to receive dividend rights (“DERs”) each time a dividend is paid on common shares after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued.

The Deferred Restricted Stock and Deferral Programs for non-employee Board members were amended effective January 1, 2008, to allow the DERs’ with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs’ conversion into deferred restricted stock units will occur on the first business day in January 2018. Previously, no such time limitation was placed in the Deferred Restricted Stock and Deferral Election Program.

On January 2, 2009, the final DERs related to the 2005 option grants were converted to common stock units, and 1,346 shares were credited into the participants’ option deferred stock unit accounts. Accordingly, on this same date, 4,677 shares of common stock attributed to the 2005 stock option grant were totally vested and issued under the Plan to participants. The tax benefit realized from the stock issuance was $45.

Additionally, SJW Corp. paid cash in the amount of $4 to settle the DERs earned but not converted.

As of December 31, 2009, 2008 and 2007, a cumulative of 40,318, 34,828 and 29,050 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2009, 2008 and 2007, $123, $173 and $223 related to dividend equivalent rights was recorded against retained earnings and were accrued as a liability.

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

Since its inception, there have been seven purchase intervals. As of December 31, 2009, 2008 and 2007, a total of 24,674, 17,807 and 14,741 shares, respectively, have been issued under the ESPP. The ESPP has no look-back provisions. As of December 2009, 2008 and 2007, cash received from employees towards the ESPP amounted to $537, $472 and $424, respectively.

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2009, 2008 and 2007, SJW Corp. recorded expense of $90, $75 and $74 related to the ESPP.

As of December 31, 2009, total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2010, for the ESPP is approximately $8. This cost is expected to be recognized during the first quarter of 2010.

Note 12.    Sale of Real Estate Investments and Utility Property

On November 21, 2008, San Jose Water Company sold an approximate one-half acre of property for $1,500. SJW Corp. recognized a gain on the sale of real estate investment of $796, net of taxes of approximately $548.

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

Note 13.    Segment and Nonregulated Businesses Reporting

SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”), (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas and (iv) Texas Water Alliance Limited, a nonregulated water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.’s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company and Texas Water Alliance, together referred to as the “Water Utility Services”. The second segment is property management and investment activity conducted by SJW Land Company, the “Real Estate Services.”

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

	For twelve months ended December 31, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	207,707	4,563	3,827	—	207,707	8,390	216,097
Operating expense	178,409	3,721	3,233	1,334	178,409	8,288	186,697
Operating income (loss)	29,298	842	594	(1,334)	29,298	102	29,400
Net income (loss)	15,973	841	(1,424)	(219)	15,973	(802)	15,171
Depreciation and amortization	23,622	344	1,677	—	23,622	2,021	25,643
Interest expense	14,118	—	1,826	26	14,118	1,852	15,970
Income tax expense (benefit) in operations income	11,459	578	(1,139)	(618)	11,459	(1,179)	10,280
Assets	750,194	6,569	81,177	40,534	750,194	128,280	878,474

	For twelve months ended December 31, 2008
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	209,189	4,612	6,546	—	209,189	11,158	220,347
Operating expense	179,980	3,794	2,995	684	179,980	7,473	187,453
Operating income (loss)	29,209	818	3,551	(684)	29,209	3,685	32,894
Net income (loss)	19,779	758	1,437	(513)	19,779	1,682	21,461
Depreciation and amortization	22,044	322	1,677	—	22,044	1,999	24,043
Interest expense	12,467	85	1,890	285	12,467	2,260	14,727
Income tax expense (benefit) in operations income	12,009	520	910	(241)	12,009	1,189	13,198
Assets	710,284	5,521	83,239	51,833	710,284	140,593	850,877

	For twelve months ended December 31, 2007
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	195,444	4,560	6,486	111	195,444	11,157	206,601
Operating expense	169,062	3,636	2,994	1,156	169,062	7,786	176,848
Operating income (loss)	26,382	924	3,492	(1,045)	26,382	3,371	29,753
Net income	16,515	824	1,843	141	16,515	2,808	19,323
Depreciation and amortization	20,935	320	1,592	7	20,935	1,919	22,854
Interest expense	10,772	272	1,847	118	10,772	2,237	13,009
Income tax expense (benefit) in operations income	11,206	561	1,081	(299)	11,206	1,343	12,549
Assets	636,220	5,836	84,493	40,777	636,220	131,106	767,326

*	The “All Other” category includes Crystal Choice Water Service LLC, which was sold and liquidated in 2007, and SJW Corp., on a stand-alone basis.

Note 14.    Fair Value Measurement

The following table summarizes SJW Corp.’s assets and liabilities measured at fair value as required by FASB ASC Topic 820—“Fair Value Measurements and Disclosures,” as of December 31, 2009:

	Balance as of December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$40,500	$40,500	—	—

FASB ASC Topic 820 also addresses fair value measurements for purposes of lease classification or measurement. ASC Topic 820 defers the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC Topic 820. SJW Corp.’s adoption of ASC Topic 820 did not have a material impact on SJW Corp.’s financial position, results of operations or cash flows.

Note 15.    Subsequent Events

SJW Corp. has evaluated subsequent events through March 5, 2010. Financial statements are expected to be filed with the Securities and Exchange Commission on March 5, 2010.

On February 1, 2010, SJW Land Company entered into agreements to lease out approximately 85,000 square feet of its office building located in Knoxville, Tennessee to a single tenant. Such leases have an initial ten-year term with two five-year options. SJW Land Company will continue its efforts to lease the remainder of the office building.

Note 16.    Unaudited Quarterly Financial Data

Summarized quarterly financial data is as follows:

	2009 Quarter Ended
	March	June	September	December
Operating revenue	$40,021	58,194	69,326	48,556
Operating income	3,455	8,031	11,669	6,245
Net income	116	4,418	8,017	2,620
Comprehensive income (loss)	(2,850)	1,160	9,380	1,245
Earnings per share:
—Basic	0.01	0.24	0.43	0.14
—Diluted	0.01	0.23	0.43	0.14
Market price range of stock:
—High	29.43	26.80	23.95	23.24
—Low	18.72	19.70	21.07	21.11
Dividend per share	0.16	0.17	0.16	0.17

	2008 Quarter Ended
	March	June	September	December
Operating revenue	$41,253	60,058	69,507	49,529
Operating income	5,770	9,532	11,465	6,127
Net income	2,718	6,278	8,257	4,208
Comprehensive income	3,451	2,787	11,975	9,355
Earnings per share:
—Basic	0.15	0.34	0.45	0.23
—Diluted	0.15	0.34	0.44	0.23
Market price range of stock:
—High	34.20	32.46	29.97	29.94
—Low	28.05	26.40	23.65	21.71
Dividend per share	0.16	0.16	0.16	0.16

SJW CORP.

FINANCIAL STATEMENT SCHEDULE

Schedule II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2009 and 2008

(in thousands)

Description	2009	2008
Allowance for doubtful accounts:
Balance, beginning of period	$279	196
Charged to expense	475	470
Accounts written off	(577)	(431)
Recoveries of accounts written off	108	44

Balance, end of period	$285	279

Reserve for litigation and claims:
Balance, beginning of period	$668	272
Charged to expense	429	526
Revision to accrual, due to settlements	(280)	(25)
Payments	(400)	(105)

Balance, end of period	$417	668

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

SJW Corp.’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Based on this assessment, management has concluded SJW Corp.’s internal control over financial reporting as of December 31, 2009 is effective.

KPMG LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. Their report is included in Item 8 of this report.

Changes in Internal Controls

There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Corp.’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on April 28, 2010 (the “2010 Proxy Statement”) under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

SJW Corp.

110 West Taylor Street

San Jose, CA 95110

Attn: Corporate Secretary

Phone: 800-250-5147

SJW Corp. is filing as an exhibit to this Form 10-K for the year ended December 31, 2009, certifications pursuant to Sarbanes-Oxley Action Section 302 regarding the quality of its public disclosure.

Item 11.	Executive Compensation

The information required by this item is contained in the 2010 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the 2010 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction and Director Independence

The information required by this item is contained in the 2010 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the 2010 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of SJW Corp. Incorporated by reference to Exhibit 3.1 to Form 10-K for year ended December 31, 2001.

3.2	Certificate of Amendment of the Restated Articles of Incorporation of SJW Corp., as filed with the Secretary of State of the State of California on February 22, 2006. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 27, 2006.

3.3	By-Laws of SJW Corp., as amended on May 6, 2009. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 7, 2009.

4	Instruments Defining the Rights of Security Holders, including Indentures: No current issue of the registrant’s long-term debt exceeds 10 percent of its total assets. SJW Corp. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of unregistered senior and subordinated debt of the company.

10.1	Water Supply Contract, dated January 27, 1981, between San Jose Water Works and the Santa Clara Valley Water District, as amended. Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

10.2	Limited Partnership Agreement of 444 West Santa Clara Street, L.P., entered into as of September 2, 1999, between SJW Land Company and Toeniskoetter & Breeding, Inc. Development. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 1999.

10.3	Asset Purchase Agreement by and between SJWTX, Inc. to purchase the assets of Canyon Lake Water Supply Corporation, a Texas nonprofit water supply corporation, dated October 4, 2005. Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ending September 30, 2005.

10.4	Form of Letter Amendment to SJW Corp. Director Pension Plan. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2007. (2)

10.5	San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective October 28, 2009. (1) (2)

10.6	Plan Amendment No. 1 to San Jose Water Company Executive Supplemental Retirement Plan as amended and restated effective October 28, 2009. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2010. (2)

10.7	San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, dated July 29, 2009. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009. (2)

10.8	SJW Corp. Long-Term Incentive Plan, as amended and restated January 30, 2008. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 1, 2008. (2)

10.9	Chief Executive Officer Employment Agreement amended and restated, effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008. (2)

10.10	First Amendment, effective as of January 1, 2010, to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2009. (2)

10.11	Second Amendment dated January 26, 2010 to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. (1) (2)

10.12	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

Exhibit No.	Description
10.13	SJW Corp. Executive Officer Short-Term Incentive Plan, effective as of April 30, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2008. (2)

10.14	SJW Corp. Executive Severance Plan, amended and restated, effective January 1, 2010. (1) (2)

10.15	SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2009. Incorporated by reference as Exhibit 10.13 to Form 10-K for the year ended December 31, 2008. (2)

10.16	San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.14 to Form 10-K for the year ended December 31, 2008. (2)

10.17	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.18	SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2007. (2)

10.19	SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated, effective as of July 29, 2009. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009. (2)

10.20	Form of Stock Option Dividend Equivalent Rights Agreement, effective as of January 1, 2008. Incorporated by reference as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008. (2)

10.21	Chief Operating Officer Stock Option Dividend Equivalent Rights Agreement, as amended and restated effective as of January 1, 2008. Incorporated by reference as Exhibit 10.19 to Form 10-K for the year ended December 31, 2008. (2)

10.22	Restricted Stock Unit Issuance Agreement, amended and restated, effective as of July 1, 2008. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2008. (2)

10.23	Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2008. (2)

10.24	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2008. (2)

10.25	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2008. (2)

10.26	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.24 to Form 10-K for the year ended December 31, 2008. (2)

10.27	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008. (2)

10.28	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.26 to Form 10-K for the year ended December 31, 2008. (2)

Exhibit No.	Description
10.29	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.27 to Form 10-K for the year ended December 31, 2008. (2)

10.30	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. (1) (2)

10.31	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. (1) (2)

10.32	Form of Restricted Stock Unit Issuance Agreement Award, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.28 to Form 10-K for the year ended December 31, 2008. (2)

10.33	Form of Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.29 to Form 10-K for the year ended December 31, 2008. (2)

10.34	Form of Restricted Stock Unit Issuance Agreement. (1) (2)

10.35	Performance Goals for the Chief Executive Officer 2009 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009. (2)

10.36	Performance Goals for the Chief Executive Officer 2010 Fiscal Year Bonus. (1) (2)

10.37	Form of Indemnification Agreement between SJW Corp. and officers. (1) (2)

10.38	Form of Indemnification Agreement between SJW Corp. and Board members. (1) (2)

21.1	Subsidiaries of SJW Corp. as of December 31, 2009. (1)

23	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.
(2)	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJW CORP.

Date: March 5, 2010	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER,
Chairman, Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2010	By	/s/ W. Richard Roth
W. RICHARD ROTH,
President, Chief Executive Officer and
Member, Board of Directors

Date: March 5, 2010	By	/s/ David A. Green
DAVID A. GREEN,
Chief Financial Officer and Treasurer

Date: March 5, 2010	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER,
Controller

Date: March 5, 2010	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG,
Member, Board of Directors

Date: March 5, 2010	By	/s/ Mark L. Cali
MARK L. CALI,
Member, Board of Directors

Date: March 5, 2010	By	/s/ J. Philip DiNapoli
J. PHILIP DINAPOLI,
Member, Board of Directors

Date: March 5, 2010	By	/s/ Douglas R. King
DOUGLAS R. KING,
Member, Board of Directors

Date: March 5, 2010	By	/s/ Norman Y. Mineta
NORMAN Y.MINETA,
Member, Board of Directors

Date: March 5, 2010	By	/s/ George E. Moss
GEORGE E. MOSS,
Member, Board of Directors

Date: March 5, 2010	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER,
Member, Board of Directors

Date: March 5, 2010	By	/s/ Frederick R. Ulrich, Jr.
FREDERICK R. ULRICH, JR.
Member, Board of Directors

Date: March 5, 2010	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER,
Member, Board of Directors