Form 10-Q
period 2010-03-31
SJW CORP
filed 2010-05-07
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Common shares outstanding as of April 22, 2010 are 18,528,347.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
OPERATING REVENUE	$40,411	40,021
OPERATING EXPENSE:
Operation:
Purchased water	5,819	7,789
Power	1,144	760
Groundwater extraction charges	4,995	5,052

Total production costs	11,958	13,601
Administrative and general	7,058	7,130
Other	4,468	3,977
Maintenance	2,776	2,916
Property taxes and other non-income taxes	1,703	2,290
Depreciation and amortization	7,111	6,551
Income taxes	682	101

Total operating expense	35,756	36,566

OPERATING INCOME	4,655	3,455
OTHER (EXPENSE) INCOME:
Interest on senior notes	(3,622)	(3,259)
Mortgage and other interest expense	(500)	(529)
Dividends	327	324
Other, net	125	125

NET INCOME	985	116

Other comprehensive income (loss):
Unrealized income (loss) on investment	869	(5,027)
Less: income taxes related to other comprehensive income (loss)	(356)	2,061

Other comprehensive income (loss), net	513	(2,966)

COMPREHENSIVE INCOME (LOSS)	$1,498	(2,850)

EARNINGS PER SHARE
Basic	$0.05	0.01
Diluted	$0.05	0.01
DIVIDENDS PER SHARE	$0.17	0.16
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,519,036	18,469,785
Diluted	18,721,491	18,658,382

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	MARCH 31, 2010	DECEMBER 31, 2009
ASSETS
Utility plant:
Land	$8,558	8,558
Depreciable plant and equipment	923,972	913,071
Construction in progress	20,105	11,119
Intangible assets	11,549	11,278

	964,184	944,026
Less accumulated depreciation and amortization	305,763	298,921

	658,421	645,105

Real estate investment	88,000	88,000
Less accumulated depreciation and amortization	7,608	7,188

	80,392	80,812

CURRENT ASSETS:
Cash and cash equivalents	1,800	1,416
Accounts receivable:
Customers, net of allowances for uncollectible accounts	10,765	10,892
Other	427	677
Accrued unbilled utility revenue	10,607	12,435
Materials and supplies	994	994
Prepaid expenses	1,295	1,596

	25,888	28,010

OTHER ASSETS:
Investment in California Water Service Group	41,369	40,500
Debt issuance costs, net of accumulated amortization	3,049	3,098
Regulatory assets	78,760	78,525
Other	2,783	2,424

	125,961	124,547

	$890,662	878,474

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	MARCH 31, 2010	DECEMBER 31, 2009
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,528,347 shares on March 31, 2010 and 18,499,602 on December 31, 2009	$9,650	9,635
Additional paid-in capital	22,464	22,046
Retained earnings	205,693	207,888
Accumulated other comprehensive income	13,699	13,187

Total shareholders’ equity	251,506	252,756
Long-term debt, less current portion	246,575	246,879

	498,081	499,635

CURRENT LIABILITIES:
Line of credit	14,350	5,800
Current portion of long-term debt	1,116	1,081
Accrued groundwater extraction charges and purchased water	3,808	4,496
Purchased power	626	486
Accounts payable	10,595	6,562
Accrued interest	4,007	4,979
Accrued taxes	1,606	1,481
Accrued payroll	2,604	2,412
Other current liabilities	4,255	4,661

	42,967	31,958

DEFERRED INCOME TAXES	101,697	100,766
UNAMORTIZED INVESTMENT TAX CREDITS	1,600	1,615
ADVANCES FOR CONSTRUCTION	68,879	69,086
CONTRIBUTIONS IN AID OF CONSTRUCTION	121,909	121,420
DEFERRED REVENUE	1,149	1,179
POSTRETIREMENT BENEFIT PLANS	48,888	47,484
OTHER NONCURRENT LIABILITIES	5,492	5,331
COMMITMENTS AND CONTINGENCIES	—	—

	$890,662	878,474

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$985	116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,111	6,551
Deferred income taxes	158	1,326
Share-based compensation	241	194
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	2,205	2,978
Accounts payable, purchased power and other current liabilities	(37)	452
Accrued groundwater extraction charges and purchased water	(688)	(1,232)
Accrued taxes	(211)	(571)
Accrued interest	(972)	(1,074)
Accrued payroll	192	(946)
Postretirement benefits	1,404	1,669
Other changes, net	656	195

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,044	9,658

INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(15,658)	(11,013)
Contributions in aid of construction	(890)	(1,501)
Payments for business acquisition	(663)	(3,720)
Cost to retire utility plant, net of salvage	(101)	(72)

NET CASH USED IN INVESTING ACTIVITIES	(17,312)	(16,306)

FINANCING ACTIVITIES:
Borrowings from line of credit	10,850	8,300
Repayments of line of credit	(2,300)	(10,000)
Long-term borrowings	—	10,000
Repayments of long-term borrowings	(186)	(175)
Dividends paid	(3,149)	(3,047)
Exercise of stock options and similar instruments	290	346
Tax benefits realized from share options exercised	4	38
Receipts of advances and contributions in aid of construction	1,565	652
Refunds of advances for construction	(422)	(436)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,652	5,678

NET CHANGE IN CASH AND CASH EQUIVALENTS	384	(970)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,416	3,406

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,800	2,436

Cash paid (received) during the period for:
Interest	$5,204	4,943
Income taxes	339	(8)
Supplemental disclosure of non-cash activities:
Change in accrued payables for additions to utility plant	4,297	927
Utility property installed by developers	117	308

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(in thousands, except share and per share data)

Note 1.    General

In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the results for the interim periods. These adjustments consist only of normal recurring adjustments.

The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Corp.’s 2009 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.

Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater and lower in the winter months when cooler temperatures and increased rainfall curtail water usage and sales.

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of common shares including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”).

For the three months ended March 31, 2010 and 2009, the basic weighted average number of common shares was 18,519,036 and 18,469,785, respectively. For the three months ended March 31, 2010 and 2009, the diluted weighted average number of common shares was 18,721,491 and 18,658,382, respectively. As of March 31, 2010 and 2009, 2,433 and 1,895 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

Note 2.    Long-Term Incentive Plan and Share-Based Payments

Common Shares

SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.

As of March 31, 2010, the Incentive Plan allows SJW Corp. to provide employees, non-employee Board members or the Board of Directors, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued under the ESPP. As of March 31, 2010, the remaining shares available for issuance under the Incentive Plan are 1,206,577, and 391,983 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan.

The total compensation cost charged to income under the Incentive Plan for the three months ended March 31, 2010 and 2009 was $241 and $194, respectively. The compensation costs charged to income is recognized on a straight-line basis over the requisite service vesting period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from share options exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2010 and 2009.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(in thousands, except share and per share data)

	Three months ended March 31,
	2010	2009
Compensation costs charged to income:
Stock options	$—	5
ESPP	46	—
Restricted stock and deferred restricted stock	195	189

Total compensation costs charged to income	$241	194

Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$4	3
Restricted stock and deferred restricted stock	—	35

Total tax benefits realized from share options exercised and stock issuance	$4	38

Proceeds from the exercise of stock options and similar instruments:
Stock options	$32	29
ESPP	258	294
Restricted stock and deferred restricted stock	—	23

Total proceeds from the exercise of stock options and similar instruments	$290	346

Stock Options

No options were granted during the three months ended March 31, 2010 and 2009.

As of March 31, 2010, there are no unrecognized compensation costs related to stock options as all costs have been recognized.

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

On January 4, 2010, restricted stock units covering an aggregate of 14,389 shares of common stock of SJW Corp. were granted to several executives of SJW Corp. and its subsidiaries. These units will vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair value of $20.64 per unit over the vesting period beginning in 2010.

On January 26, 2010, market performance-vesting restricted stock units granted to a key executive of SJW Corp. on January 25, 2007 and covering 7,000 shares of common stock of SJW Corp. were cancelled because the market performance objective was not attained. However, since the requisite service over the three-year service period of the award was rendered even though the market condition was not achieved, compensation cost over the three-year requisite service period was not reversed.

On January 26, 2010, restricted stock units covering an aggregate of 49,850 shares of common stock of SJW Corp. were awarded to a key executive of SJW Corp. These units do not include dividend equivalent rights. Such units include market performance-vesting restricted units covering 37,850 shares of common stock of SJW Corp. which will be issued if the market performance objective is attained and the executive continues in the Company’s service through the completion of the five-year performance period. Share-based compensation expense is recognized over five years at $8.77 per unit. The remaining 12,000 restricted stock units are recognized over three years at $20.02 per unit. The fair value of the market performance-vesting restricted stock units was estimated using the fair value of SJW Corp.’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the market performance goals will be attained.

As of March 31, 2010, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,626. This cost is expected to be recognized over a weighted-average period of 2.23 years.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(in thousands, except share and per share data)

    Dividend Equivalent Rights

Under the Incentive Plan, holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common shares after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three months ended March 31, 2010 and 2009, $31 and $33, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

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

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $15 and $14 for the three months ended March 31, 2010 and 2009, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2010 for the ESPP is approximately $29. This cost is expected to be recognized during the second and third quarters of 2010.

Note 3.     Real Estate Investments

The major components of real estate investments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Land	$22,381	22,381
Buildings and improvements	65,388	65,388
Intangibles	231	231

Subtotal	88,000	88,000
Less: accumulated depreciation and amortization	7,608	7,188

Total	$80,392	80,812

Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 4.    Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$822	$678
Interest cost	1,403	1,238
Other cost	712	642
Expected return on assets	(935)	(765)

Total	$2,002	$1,793

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(in thousands, except share and per share data)

The following table summarizes the fair values of plan assets by major categories as required by FASB ASC Topic 715, as of March 31, 2010:

			Fair Value Measurements at March 31, 2010
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents		$ 3,387	$ 3,387	-	-
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000 Growth	3,651	3,651	-	-
U.S. Small Mid Cap Equity	Russell 2500	3,523	3,523	-	-
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,649	2,649	-	-
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500	8,506	8,506	-	-
U.S. Small Mid Cap Equity	Russell 2500	2,194	2,194	-	-
U.S. Small Cap Equity	Russell 2000	1,453	1,453	-	-
Emerging Market Equity	MSCI Emerging Markets Net	2,289	2,289	-	-
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,694	2,694	-	-
REIT	Nareit – Equity Reits	1,002	1,002	-	-
Fixed Income (c)	(c)	16,861	16,861	-	-

Total		$48,209	$48,209	-	-

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

(c)    Actively managed portfolio of fixed income securities with the goal to exceed the Barclays Capital Aggregate Bond and Merrill Lynch

  High Yield Master II performance.

In 2010, San Jose Water Company is required by the Internal Revenue Service to make minimum contributions of up to $2,870 and $471 to the pension plan and other postretirement benefit plan, respectively.

Note 5.    Segment and Nonregulated Business Reporting

SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals (“Real Estate Services”), (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas and (iv) Texas Water Alliance Limited, a nonregulated water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.’s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”

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

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(in thousands, except share and per share data)

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

	For Three Months Ended March 31, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$38,760	844	807	—	38,760	1,651	40,411
Operating expense	34,352	682	491	231	34,352	1,404	35,756
Operating income (loss)	4,410	161	315	(231)	4,410	245	4,655
Net income (loss)	973	161	(174)	25	973	12	985
Depreciation and amortization	6,606	86	419	—	6,606	505	7,111
Interest expense	3,681	—	441	—	3,681	441	4,122
Income tax expense (benefit) in operating income	809	111	(119)	(119)	809	(127)	682
Assets	$760,644	7,307	81,243	41,468	760,644	130,018	890,662

	For Three Months Ended March 31, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$37,875	796	1,350	—	37,875	2,146	40,021
Operating expense	34,620	657	933	356	34,620	1,946	36,566
Operating income (loss)	3,255	139	417	(356)	3,255	200	3,455
Net income (loss)	114	138	(72)	(64)	114	2	116
Depreciation and amortization	6,046	86	419	—	6,046	505	6,551
Interest expense	3,303	—	470	15	3,303	485	3,788
Income tax expense (benefit) in operating income	96	94	(46)	(43)	96	5	101
Assets	$719,083	5,138	83,305	46,870	719,083	135,313	854,396

*	The “All Other” category includes SJW Corp. on a stand-alone basis.

Note 6.    Long-Term Liabilities

SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

Note 7.    Fair Value Measurement

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as required by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures,” as of March 31, 2010 and December 31, 2009:

	Balance as of March 31, 2010	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$41,369	$41,369	—	—

	Balance as of December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$40,500	$40,500	—	—

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(in thousands, except share and per share data)

Note 8.    Balancing and Memorandum Account Recovery Procedures

The CPUC issued San Jose Water Company’s most recent general rate case decision in November 2009. The over-collected balance in the Company’s balancing account for expense offsets for the period January 1, 2005 to December 31, 2007 of approximately $1,696 has been reviewed and authorized for inclusion in customer rates by the CPUC as part of the general rate case decision. San Jose Water Company has been authorized to include a surcredit in customer billings for a 12-month period beginning January 1, 2010 to amortize the balancing account.

As of March 31, 2010 and December 31, 2009, the balance in San Jose Water Company’s remaining balancing accounts for expense offsets was an over-collection of $680 and $1,062, respectively, including interest. These balancing accounts are expected to be reviewed for inclusion in customer rates by the CPUC as part of San Jose Water Company’s next general rate case.

As of March 31, 2010 and December 31, 2009, the estimated balance in San Jose Water Company’s Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”), which tracks the revenue impact of mandatory conservation, was an under-collection of $5,301 and $382, respectively, including interest. San Jose Water Company expects to file an advice letter with the CPUC for review and approval for rate implementation of the MCRAM balance for inclusion in customer rates after it expires on May 1, 2010. There is no guarantee that the CPUC will authorize all or any part of the estimated balance for inclusion in customer rates. If the CPUC approves all or part of the estimated MCRAM account balance for inclusion in customer rates, San Jose Water Company will record that amount in its financial statements during the period in which approval was granted.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands, except share and per share data)

The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution, wholesale and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations and billing and cash remittance services.

San Jose Water Company has utility property including land held in fee, impounding reservoirs, diversion facilities, wells, distribution storage, and all water facilities and other property necessary to provide utility service to its customers. Under Section 851 of the California Public Utilities Code, properties currently used and useful in providing utilities services cannot be disposed of unless California Public Utilities Commission (“CPUC”) approval is obtained.

San Jose Water Company also has approximately 1,500 acres of nonutility property which has been identified as no longer used and useful in providing utility services. Approximately 15 acres of the nonutility property are developable and located in the vicinity of the San Jose metropolitan area. The remaining properties are located in the hillside area adjacent to San Jose Water Company’s watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owns the following real properties:

				Percentage as of March 31, 2010 of SJW Land Company

Description	Location	Acreage	Square Footage	Revenue	Expense

2 Commercial buildings	San Jose, California	2	28,000	27%	15%
Warehouse building	Windsor, Connecticut	17	170,000	24%	14%
Warehouse building	Orlando, Florida	8	147,000	14%	8%
Retail building	El Paso, Texas	2	14,000	9%	2%
Warehouse building	Phoenix, Arizona	11	176,000	26%	12%
Warehouse building	Knoxville, Tennessee	29	346,000	N/A	17%
Commercial building	Knoxville, Tennessee	15	135,000	N/A	32%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

The California properties include a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a variable interest entity within the scope of FASB ASC Topic 810 – “Consolidation” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.

SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 9,100 connections that serve approximately 36,000 people in western Comal County and southern Blanco County. CLWSC’s service area comprises more than 237 square miles in the growing region between San Antonio and Austin, Texas.

Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.

SJW Corp. also owns 1,099,952 shares of California Water Service Group, which represents approximately 5% of that company’s outstanding shares as of March 31, 2010.

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

As part of its pursuit of the above four strategic areas, the Company considers from time to time opportunities to acquire businesses and assets. However, SJW Corp. cannot be certain it will be successful in consummating any strategic business acquisitions relating to such opportunities noted above. In addition, any transaction will involve numerous risks. Some of the risks include the possibility of paying more than the value derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the risk of diverting management’s attention from day-to-day operations of the business, the potential for a negative impact to SJW Corp.’s financial position and operating results, the risks of entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

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

Metered revenue of the Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services reads the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which would result in adjusting the operating revenue in the period which the revision to the Water Utility Services’ estimates are determined. As of March 31, 2010 and December 31, 2009, accrued unbilled revenue was $10,607 and $12,435 respectively.

Unaccounted-for water on a 12 month-to-date basis for March 31, 2010 and 2009 approximated 7.49% and 7.93%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.

Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the three months ended March 31, 2010 and 2009, the surcharge was $601 each period.

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

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized as of March 31, 2010 and December 31, 2009. Net regulatory assets recorded by San Jose Water Company as of March 31, 2010 and December 31, 2009 were $78,760 and $78,525, respectively.

Pension Accounting

San Jose Water Company offers a defined benefit plan, an Executive Supplemental Retirement Plan, and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases expected to be received by the employees, mortality, turnover, and medical costs.

The pension plan is administered by a committee that is composed of an equal number of company and union representatives (the “Committee”). The Committee has retained an Investment Consultant, presently Wells Fargo Advisors, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and manager due diligence. Investment decisions have been delegated by the Committee to Investment Managers. Investment guidelines provided in the Investment Policy Statement require that at least 25% of the plan assets be invested in fixed income securities. As of December 31, 2009, the plan assets consist of approximately 37% bonds, 4% cash equivalents, and 59% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, Investment Managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s as defined by the Investment Policy Statement. The Investment Manager performance is reviewed regularly by the Investment Consultant who provides quarterly reports to the Committee for review.

The market values of the plan assets are marked to market at the measurement date. The investment trust assets incur unrealized market gains or losses from time to time. Both unrealized market gains and losses on pension assets are amortized over 12.93 years for actuarial expense calculation purposes.

Income Taxes

SJW Corp. estimates its Federal and state income taxes as part of the process of preparing financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes, including the evaluation of the treatment acceptable in the water utility industry and regulatory environment. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. If actual results, due to changes in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, differ materially from these estimates, the provision for income taxes will be materially impacted.

Balancing Account

The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for expense items for which revenue offsets have been authorized.

A balancing account is currently being maintained for the following items: purchased water, purchased power and groundwater extraction charges. The amount in the balancing account varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection while, during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection.

Since the amounts in the balancing accounts must be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize balancing accounts in its revenue until the CPUC authorizes a change in customers’ rates related to any balancing account. It is typical for the CPUC to incorporate any over-collected and/or under-collected balances in balancing accounts into customer rates at the time rate decisions are made as part of the Company’s general rate case proceedings by assessing temporary surcredits and/or surcharges. In such circumstances, the Company recognizes an impact to revenue, either positive or negative, as the surcredits and/or surcharges are billed to customer accounts.

In the case where the Company’s balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, the Company can request the CPUC to recognize the amounts in such accounts in customer rates prior to the next regular general rate case proceeding. If such amounts are authorized for inclusion into customer rates, revenue would be recognized during the period in which authorization was made pursuant to FASB ASC Topic 605 and Sub-Topic 980-605 – “Revenue Recognition.”

If the balancing or memorandum-type accounts had been recognized in San Jose Water Company’s financial statements, San Jose Water Company’s retained earnings would be decreased by the amount of surcredits in the case of over-collection or increased by the surcharges in the case of under-collection, less applicable taxes.

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

Liquidity and Capital Resources:

Cash Flow from Operations

As of March 31, 2010, SJW Corp. generated cash flow from operations of approximately $11,000, compared to $9,700 in 2009. Cash flow from operations is primarily generated by net income, non-cash expenses for depreciation and amortization, and deferred income taxes. The increase in March 31, 2010 cash flow from operations of approximately $1,300 was affected by an increase in working capital and employee benefits of $1,000 and a $300 increase in net income adjusted for non-cash items. The increase in working capital and employee benefit uses were primarily due to an increase in accrued payroll, accrued groundwater extraction charges and purchased water offset by a decrease in accounts receivable and accrued unbilled utility revenue.

Cash Flow from Investing Activities

As of March 31, 2010, SJW Corp. used approximately $15,700 of cash for company funded capital expenditures, $900 for developer funded capital expenditures, and $700 for acquisitions.

Water Utility Services’ budgeted capital expenditures for 2010, exclusive of capital expenditures financed by customer contributions and advances, are $70,016, of which approximately $33,000 will be spent to replace the Water Utility Services’ pipes and mains in 2010. Historically, amounts have been carried over from previous years’ budgets. Approximately $21,500 has been carried over from prior years for total forecasted 2010 capital expenditures of $91,500. As of March 31, 2010, $16,548 or 18% of the $91,500 has been spent.

The Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, the Water Utility Services expects to incur approximately $439,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. Capital expenditures have the effect of increasing utility plant on which the Water Utility Services earns a return. The Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

A substantial portion of San Jose Water Company’s distribution system was constructed during the period from 1945 to 1980. Expenditure levels for renewal and modernization of this part of the system will grow at an increasing rate as these components reach the end of their useful lives. In most cases, replacement cost will significantly exceed the original installation cost of the retired assets due to increases in the costs of goods and services and increased regulation. San Jose Water Company also expects to realize an increase in net salvage cost.

As of March 31, 2010, the Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2009. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Cash Flow from Financing Activities

As of March 31, 2010, repayments on the line of credit were lower than the activity experienced during the same period in 2009. In addition, receipts of advances and contributions in aid of construction were higher by approximately $900 as of March 31, 2010, compared to 2009. Long-term borrowings decreased over the same period in 2009 due to the issuance of $10,000 in unsecured Senior Notes Series J, with an interest rate of 6.54% and interest only payments until maturity, which is February 2024.

Sources of Capital:

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity (book value). As of March 31, 2010, San Jose Water Company’s funded debt and equity were approximately 50% and 50%, respectively.

Company internally-generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the cash requirements for San Jose Water Company’s capital expenditures. Funding for its future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt and the issuance of equity, all of which will be consistent with the regulator’s guidelines.

San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2010, San Jose Water Company’s funded debt was 50% of total capitalization and the net income available for interest charges was 330% of interest charges. As of March 31, 2010, San Jose Water Company does not face any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJWTX, Inc.’s unsecured senior note agreement has SJW Corp. as a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2010, SJW Corp. does not face any restrictions in issuing any future indebtedness as a result of these terms and conditions.

SJW Corp. and its subsidiaries have available unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $55,000. These lines of credit bear interest at variable rates. They will expire on June 1, 2010 and are expected to be renewed during the second quarter of 2010. At March 31, 2010, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $37,650. The cost of borrowing on unsecured bank lines of credit averaged 2% for the first three months of 2010.

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended March 31, 2010 was $985, an increase of $869, or approximately 749%, from $116 in the first quarter of 2009. The increase was primarily due to lower production costs as a result of increased surface water availability.

Operating Revenue

	Operating Revenue by Segment Three Months Ended March 31,
	2010	2009
Water Utility Services	$39,604	$38,671
Real Estate Services	807	1,350

	$40,411	$40,021

The change in consolidated operating revenues was due to the following factors:

	Three Months Ended March 31, 2010 vs. 2009 Increase/(decrease)
Water Utility Services:
Consumption changes	$(690)	(2%)
New customers increase	50	—
Rate increases	1,574	4%
Real Estate Services	(544)	(1%)

	$390	1%

Operating Expense

	Operating Expense by Segment Three Months Ended March 31,
	2010	2009
Water Utility Services	$35,034	$35,277
Real Estate Services	491	933
All Other	231	356

	$35,756	$36,566

The change in consolidated operating expenses was due to the following factors:

	Three Months Ended March 31, 2010 vs. 2009 Increase/(decrease)
Water production costs:
Change in surface water supply	$(1,312)	(3%)
Change in usage and new customers	(819)	(2%)
Purchased water and groundwater extraction charge and energy price increases	488	1%

Total water production costs	(1,643)	(4%)
Administrative and general	(72)	—
Other operating expense	491	1%
Maintenance	(140)	(1%)
Property taxes and other non-income taxes	(587)	(2%)
Depreciation and amortization	560	2%
Income taxes	581	2%

	$(810)	(2%)

Water production costs

The decrease in water production costs was primarily attributable to an increase in the availability of surface water supply in addition to a decrease in usage due to conservation efforts called for by the Santa Clara Valley Water District. These decreases were partially offset by an increase in higher per unit costs paid for energy.

Sources of Water Supply

The Water Utility Services water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water and water purchased from regional wholesalers. Surface water is the least expensive source of water. The following table presents the change in sources of water supply for the Water Utility Services:

	Three Months Ended March 31,		Increase/ (decrease)	% Change
	2010	2009
	(in million gallons)
Purchased water	3,037	4,140	(1,103)	(13%)
Groundwater	3,216	3,261	(45)	(1%)
Surface water	1,411	690	721	9%
Reclaimed water	25	13	12	—

	7,689	8,104	(415)	(5%)

The changes in the source of supply mix were consistent with the changes in the water production costs.

Operating expenses, excluding water production costs and income taxes increased $252 for the first quarter ended March 31, 2010 compared to the first quarter ended March 31, 2009. The increase was primarily attributable to an increase of $560 in depreciation expense due to increased depreciable assets and $491 in other expenses. These increases were offset by a $587 decrease in taxes other than income taxes and $212 in all other expenses. In 2009, we incurred additional property tax expense as a result of a tenant bankruptcy. Income tax expense increased for the first quarter of 2010 as a result of higher pre-tax income.

The change in comprehensive income for the three months ended March 31, 2010 and 2009 was due to the changes in market value of the investment in California Water Service Group.

Water Supply

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the Santa Clara Valley Water District (“SCVWD”) under the terms of a master contract with SCVWD expiring in 2051.

On April 5, 2010, SCVWD’s 10 reservoirs were approximately 72% full with 121,036 acre-feet of water in storage. The rainfall from July 1, 2009 to April 5, 2010 was approximately 113% of the seasonal average to date. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 49.96 inches for the period from July 1, 2009 through March 31, 2010, which is approximately 126% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. The delivery of California state and federal contract water to SCVWD may be reduced in 2010, resulting in comparable reductions to target deliveries to retail agencies. San Jose Water Company believes that its various sources of water supply, including an increased reliance on groundwater, will be sufficient to meet customer demand in 2010.

On December 15, 2008, the U.S. Fish and Wildlife Service issued a new Biological Opinion (BiOp) and Incidental Take Statement for the Central Valley Project (CVP) and the State Water Project (SWP) on the Delta smelt. The operating requirements of BiOp replaced the interim remedy ordered by Federal Judge Oliver Wanger in December 2007. The BiOp prescribes a range of operational criteria that are determined based on hydrology, fish distribution, abundance and other factors. Under a “most likely” scenario, the California Department of Water Resources (DWR) and United States Bureau of Reclamation (USBR) estimate that SWP and CVP supplies to SCVWD could be reduced by approximately 17% to 18% of the supply amount they currently receive. Under a “worst case” BiOp scenario, SWP and CVP supplies to SCVWD could be reduced by approximately 32% to 33% of the current supply amount they receive. In addition, while there is some overlap with the California Fish & Game Commission’s restrictions to protect longfin smelt, the longfin pumping restrictions, if triggered, could cause significant supply impacts beyond those estimated to comply with Delta smelt requirements.

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

CLWSC’s water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with GBRA, which expire in 2040, 2044 and 2050. The agreements provide CLWSC with 6,700 acre-feet of water per year from Canyon Lake at prices to be adjusted periodically by GBRA.

Regulatory Affairs

Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.

On November 20, 2009, the CPUC approved the most recent general rate increase for San Jose Water Company. In summary, the decision authorizes a rate increase designed to increase revenue by $18,597 or 9.24% in 2010. In accordance with CPUC rules, the subsequent increases for the years 2011 and 2012 will be based upon the consumer price indices published in October of the preceding year. Best estimates of these increases at that time were $7,558 or 3.43% in 2011, and $11,088 or 4.87% in 2012. These rate increases are designed to produce a return on common equity of 10.13%, which is comparable with recent authorized returns for water utilities in California. The stated revenue increases for 2010 through 2012 do not include additional authorized increases associated with scheduled expense and rate base offset filings, rate recovery of planned upgrades to the Montevina Treatment Plant, and the potential supplemental filings for rate recovery of investments in alternative energy projects. The new rates for 2010 became effective January 1, 2010.

On April 2, 2010, San Jose Water Company filed an application with the CPUC requesting authorization to increase the annual revenue requirement by $80 or about 0.03% and to increase rates proportionately. This increase is necessary in order to support an annual increase of about $410 in the capital budget for meter replacement, in order to comply with the requirements of the Commission’s General Order No. 103. If approved, the rate change should become effective on or about July 2, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate line of credit. SJW Corp. also owns 1,099,952 shares of California Water Service Group and is therefore exposed to the risk of changes in equity prices.

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

There has been no change in internal control over financial reporting during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

On April 28, 2010, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.17 per common share. The dividend will be paid June 1, 2010 to shareholders of record as of the close of business on May 10, 2010.

ITEM 6.	EXHIBITS

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended on March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: May 7, 2010	By	/s/ DAVID A. GREEN
David A. Green
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Plan Amendment No. 1 to San Jose Water Company Executive Supplemental Retirement Plan as amended and restated effective October 28, 2009. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2010. (2)

10.2	First Amendment, effective as of January 1, 2010, to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2009. (2)

10.3	Second Amendment dated January 26, 2010 to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.11 to Form 10-K filed on March 5, 2010. (2)

10.4	SJW Corp. Executive Severance Plan, amended and restated, effective January 1, 2010. Incorporated by reference to Exhibit 10.14 to Form 10-K filed on March 5, 2010. (2)

10.5	Performance Goals for the Chief Executive Officer 2010 Fiscal Year Bonus. Incorporated by reference to Exhibit 10.36 to Form 10-K filed on March 5, 2010. (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.
(2)	Management contract or compensatory plan or agreement.