Form 10-Q
period 2010-06-30
SJW CORP
filed 2010-08-06
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 22, 2010, there were 18,528,554 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2009	2010	2009
OPERATING REVENUE	$54,128	58,194	$94,539	98,215

OPERATING EXPENSE:
Operation:
Purchased water	11,335	12,601	17,154	20,390
Power	1,584	1,817	2,728	2,577
Groundwater extraction charges	6,238	9,480	11,233	14,532

Total production costs	19,157	23,898	31,115	37,499

Administrative and general	6,683	6,897	13,741	14,027
Other	4,524	4,547	8,992	8,524
Maintenance	3,289	3,216	6,065	6,132
Property taxes and other non-income taxes	2,060	2,392	3,763	4,682
Depreciation and amortization	7,070	6,238	14,181	12,789
Income taxes	3,101	2,975	3,783	3,076

Total operating expense	45,884	50,163	81,640	86,729

OPERATING INCOME	8,244	8,031	12,899	11,486
OTHER (EXPENSE) INCOME:
Interest on senior notes	(3,636)	(3,488)	(7,258)	(6,747)
Mortgage and other interest expense	(569)	(500)	(1,069)	(1,029)
Dividends	327	325	654	649
Other, net	150	50	275	175

NET INCOME	4,516	4,418	5,501	4,534

Other comprehensive loss:
Unrealized loss on investment	(2,101)	(5,522)	(1,232)	(10,549)
Less: income taxes related to other comprehensive loss	861	2,264	505	4,325

Other comprehensive loss, net	(1,240)	(3,258)	(727)	(6,224)

COMPREHENSIVE INCOME (LOSS)	$3,276	1,160	$4,774	(1,690)

EARNINGS PER SHARE
Basic	$0.24	0.24	$0.29	0.25
Diluted	$0.24	0.23	$0.29	0.24

DIVIDENDS PER SHARE	$0.17	0.17	$0.34	0.33

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,528,497	18,482,670	18,523,794	18,476,307
Diluted	18,740,662	18,670,057	18,731,104	18,664,299

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	JUNE 30, 2010	DECEMBER 31, 2009
ASSETS
Utility plant:
Land	$8,563	8,558
Depreciable plant and equipment	946,512	913,071
Construction in progress	24,807	11,119
Intangible assets	13,092	11,278

	992,974	944,026
Less accumulated depreciation and amortization	309,914	298,921

	683,060	645,105

Real estate investment	88,000	88,000
Less accumulated depreciation and amortization	8,027	7,188

	79,973	80,812

CURRENT ASSETS:
Cash and cash equivalents	3,495	1,416
Restricted cash	27,733	—
Accounts receivable:
Customers, net of allowances for uncollectible accounts	13,758	10,892
Other	577	677
Accrued unbilled utility revenue	16,577	12,435
Materials and supplies	988	994
Prepaid expenses	1,320	1,596

	64,448	28,010

OTHER ASSETS:
Investment in California Water Service Group	39,268	40,500
Debt issuance costs and broker fees, net of accumulated amortization	3,783	3,098
Regulatory assets	78,274	78,525
Other	4,174	2,424

	125,499	124,547

	$952,980	878,474

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	JUNE 30, 2010	DECEMBER 31, 2009
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,528,554 shares on June 30, 2010 and 18,499,602 on December 31, 2009	$9,650	9,635
Additional paid-in capital	22,646	22,046
Retained earnings	207,028	207,888
Accumulated other comprehensive income	12,460	13,187

Total shareholders’ equity	251,784	252,756
Long-term debt, less current portion	296,295	246,879

	548,079	499,635

CURRENT LIABILITIES:
Line of credit	11,850	5,800
Current portion of long-term debt	1,108	1,081
Accrued groundwater extraction charges and purchased water	7,634	4,496
Purchased power	913	486
Accounts payable	17,965	6,562
Accrued interest	5,129	4,979
Accrued property taxes and other non-income taxes	725	1,481
Accrued payroll	3,479	2,412
Income tax payable	1,911	728
Other current liabilities	4,300	3,933

	55,014	31,958

DEFERRED INCOME TAXES	101,119	100,766
UNAMORTIZED INVESTMENT TAX CREDITS	1,585	1,615
ADVANCES FOR CONSTRUCTION	68,396	69,086
CONTRIBUTIONS IN AID OF CONSTRUCTION	122,026	121,420
DEFERRED REVENUE	1,117	1,179
POSTRETIREMENT BENEFIT PLANS	49,892	47,484
OTHER NONCURRENT LIABILITIES	5,752	5,331
COMMITMENTS AND CONTINGENCIES	—	—

	$952,980	878,474

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$5,501	4,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,181	12,789
Deferred income taxes	614	4,514
Share-based compensation	423	446
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(6,908)	(6,106)
Accounts payable, purchased power and other current liabilities	691	1,756
Accrued groundwater extraction charges and purchased water	3,138	2,856
Accrued taxes	449	(1,391)
Accrued interest	150	417
Accrued payroll	1,067	(14)
Postretirement benefits	2,689	2,218
Other changes, net	162	303

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,157	22,322

INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(38,507)	(22,163)
Contributions in aid of construction	(1,695)	(3,985)
Payments for business acquisition	(2,577)	(3,720)
Cost to retire utility plant, net of salvage	(196)	(125)

NET CASH USED IN INVESTING ACTIVITIES	(42,975)	(29,993)

FINANCING ACTIVITIES:
Borrowings from line of credit	30,850	8,300
Repayments of line of credit	(24,800)	(23,700)
Long-term borrowings	22,267	30,000
Repayments of long-term borrowings	(391)	(369)
Debt issuance costs	(783)	—
Dividends paid	(6,299)	(6,097)
Exercise of stock options and similar instruments	290	302
Tax benefits realized from share options exercised	4	80
Receipts of advances and contributions in aid of construction	2,769	1,582
Refunds of advances for construction	(1,010)	(1,062)

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,897	9,036

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,079	1,365
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,416	3,406

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,495	4,771

Cash paid during the period for:
Interest	$8,491	7,523
Income taxes	1,442	191
Supplemental disclosure of non-cash activities:
Change in accrued payables for additions to utility plant	11,636	3,514
Utility property installed by developers	117	1,153
Loan proceeds held as restricted cash	27,733	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2010 and 2009, 0 and 1,885 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2010 and 2009, 2,433 and 3,780 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

Note 2.	Long-Term Incentive Plan and Share-Based Compensation

Common stock

SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.

As of June 30, 2010, the Incentive Plan allows SJW Corp. to provide employees, non-employee Board members or the Board of Directors, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued under the ESPP. As of June 30, 2010, the remaining shares available for issuance under the Incentive Plan were 1,206,577, and 391,776 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan.

The total compensation cost charged to income under the Incentive Plan for the three and six months ended June 30, 2010 was $182 and $423, respectively, and for the three and six months ended June 30, 2009 was $208 and $446, respectively. The compensation costs charged to income is recognized on a straight-line basis over the requisite service vesting period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the six months ended June 30, 2010 and 2009.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except share and per share data)

	Six months ended June 30,
	2010	2009
Compensation costs charged to income:
Stock options	$—	9
ESPP	46	44
Restricted stock and deferred restricted stock	377	393

Total compensation costs charged to income	$423	446

Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$4	3
Restricted stock and deferred restricted stock	—	77

Total excess tax benefits realized from share options exercised and stock issuance	$4	80

Proceeds from the exercise of stock options and similar instruments:
Stock options	$32	29
ESPP	258	250
Restricted stock and deferred restricted stock	—	23

Total proceeds from the exercise of stock options and similar instruments	$290	302

Stock Options

No options were granted during the three months ended June 30, 2010 and 2009.

As of June 30, 2010, there are no unrecognized compensation costs related to stock options as all costs have been recognized.

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

On April 26, 2010, a total of 207 shares of common stock were distributed to a retired member of SJW Corp.’s Board of Directors. There was no excess tax benefit realized from this stock issuance.

As of June 30, 2010, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,445. This cost is expected to be recognized over a weighted-average period of 1.98 years.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except share and per share data)

Dividend Equivalent Rights

Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and six months ended June 30, 2010, $31 and $62, respectively, related to DERs were recorded against retained earnings and were accrued as a liability. For the three and six months ended June 30, 2009, $30 and $62, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

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

After considering the estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $24 and $39 for the three and six months ended June 30, 2010, respectively, and $22 and $36 for the three and six months ended June 30, 2009, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2010 for the ESPP is approximately $8. This cost is expected to be recognized during the third quarter of 2010.

Note 3.	Real Estate Investments

The major components of real estate investments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Land	$22,385	22,381
Buildings and improvements	65,384	65,388
Intangibles	231	231

Subtotal	88,000	88,000
Less: accumulated depreciation and amortization	8,027	7,188

Total	$79,973	80,812

Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except share and per share data)

Note 4.	Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$822	678	$1,644	1,356
Interest cost	1,403	1,238	2,807	2,476
Other cost	712	642	1,423	1,284
Expected return on assets	(935)	(765)	(1,871)	(1,530)

	$2,002	1,793	$4,003	3,586

The following table summarizes the fair values of plan assets by major categories as required by FASB ASC Topic 715, as of June 30, 2010:

			Fair Value Measurements at June 30, 2010
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$ 2,896	$ 2,896	-	-
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000 Growth	3,293	3,293	-	-
U.S. Small Cap Equity	Russell 2000	1,249	1,249	-	-
U.S. Small Mid Cap Equity	Russell 2500	3,067	3,067	-	-
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,234	2,234	-	-
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500	7,361	7,361	-	-
U.S. Small Mid Cap Equity	Russell 2500	1,819	1,819	-	-
Emerging Market Equity	MSCI Emerging Markets Net	2,046	2,046	-	-
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,322	2,322	-	-
REIT	Nareit – Equity Reits	862	862	-	-
Fixed Income (c)	(c)	19,012	19,012	-	-

Total		$46,161	$46,161	-	-

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

In 2010, San Jose Water Company is required by the Internal Revenue Service to make minimum contributions of $2,870 and $499 to the pension plan and other postretirement benefit plan, respectively. For the three and six months ended June 30, 2010, $642 and $1,159, respectively, has been contributed to the pension plan and other postretirement benefit plan.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

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

	For Three Months Ended June 30, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$52,172	1,134	822	—	52,172	1,956	54,128
Operating expense	43,958	949	624	353	43,958	1,926	45,884
Operating income (loss)	8,214	185	198	(353)	8,214	30	8,244
Net income (loss)	5,225	172	(311)	(570)	5,225	(709)	4,516
Depreciation and amortization	6,563	87	420	—	6,563	507	7,070
Interest expense	3,762	—	443	—	3,762	443	4,205
Income tax expense (benefit) in operating income	3,402	121	(215)	(207)	3,402	(301)	3,101
Assets	$822,391	9,440	81,816	39,333	822,391	130,589	952,980

	For Three Months Ended June 30, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$56,099	1,247	848	—	56,099	2,095	58,194
Operating expense	47,700	1,023	1,054	386	47,700	2,463	50,163
Operating income (loss)	8,399	224	(206)	(386)	8,399	(368)	8,031
Net income (loss)	5,069	224	(674)	(201)	5,069	(651)	4,418
Depreciation and amortization	5,733	85	420	—	5,733	505	6,238
Interest expense	3,514	—	463	11	3,514	474	3,988
Income tax expense (benefit) in operating income	3,514	152	(497)	(194)	3,514	(539)	2,975
Assets	$740,253	5,384	82,977	41,741	740,253	130,102	870,355

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except share and per share data)

	For Six Months Ended June 30, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$90,932	1,978	1,629	—	90,932	3,607	94,539
Operating expense	78,310	1,631	1,115	584	78,310	3,330	81,640
Operating income (loss)	12,622	347	514	(584)	12,622	277	12,899
Net income (loss)	6,198	333	(485)	(545)	6,198	(697)	5,501
Depreciation and amortization	13,169	173	839	—	13,169	1,012	14,181
Interest expense	7,443	—	884	—	7,443	884	8,327
Income tax expense (benefit) in operating income	4,211	232	(334)	(326)	4,211	(428)	3,783
Assets	$822,391	9,440	81,816	39,333	822,391	130,589	952,980

	For Six Months Ended June 30, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$93,974	2,043	2,198	—	93,974	4,241	98,215
Operating expense	82,320	1,680	1,987	742	82,320	4,409	86,729
Operating income (loss)	11,654	363	211	(742)	11,654	(168)	11,486
Net income (loss)	5,183	362	(746)	(265)	5,183	(649)	4,534
Depreciation and amortization	11,779	171	839	—	11,779	1,010	12,789
Interest expense	6,817	—	933	26	6,817	959	7,776
Income tax expense (benefit) in operating income	3,610	246	(543)	(237)	3,610	(534)	3,076
Assets	$740,253	5,384	82,977	41,741	740,253	130,102	870,355
*	The “All Other” category includes SJW Corp. on a stand-alone basis.

Note 6.	Long-Term Liabilities

SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

On May 27, 2010, SJW Corp. and SJW Land Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), which provided an unsecured revolving credit facility in an aggregate amount of $10,000. This credit agreement replaced the then existing credit facility between SJW Corp., SJW Land Company and Wells Fargo. In addition, San Jose Water Company and Wells Fargo entered into a credit agreement which provided an unsecured revolving credit facility in an aggregate amount of $75,000. This credit agreement expanded and replaced the then existing credit facility between San Jose Water Company and Wells Fargo. The outstanding principal balance on both credit agreements shall bear interest either: (a) at a fluctuating rate per annum 1.00% below the prime rate, or (b) at a fixed rate per annum determined by Wells Fargo to be 1.375% above LIBOR. These two credit agreements will expire on June 1, 2012. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 225% of interest charges. As of June 30, 2010, San Jose Water Company’s funded debt was 55% of total capitalization and the net income available for interest charges was 328% of interest charges. As of June 30, 2010, San Jose Water Company is in compliance with all covenants.

On June 9, 2010, San Jose Water Company entered into a Bond Purchase Contract with Goldman, Sachs & Co., the Treasurer of the State of California and the California Pollution Control Financing Authority (the “Authority”) for the placement of $50,000 aggregate principal amount of 5.10% fixed rate California Pollution Control Financing Authority Revenue Bonds (San Jose Water Company Project) Series 2010A with interest only payments until maturity, which is June 1, 2040 (the “Bonds”).

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except share and per share data)

The Bonds were issued by the Authority on June 16, 2010 pursuant to the provisions of the California Pollution Control Financing Authority Act and an Indenture, dated as of June 1, 2010 (the “Indenture”), between the Authority and Wells Fargo, as trustee. The proceeds from the issuance of the Bonds will be loaned by the Authority to San Jose Water Company pursuant to a Loan Agreement, dated as of June 1, 2010 (the “Loan Agreement”), between the Authority and San Jose Water Company. The loan proceeds will be used by San Jose Water Company to: (1) finance certain costs of (i) improvements to the structures and facilities that are integral to the supply of water throughout the water supply system owned by San Jose Water Company (the “Water System”), (ii) improvements to the water distribution system, and (iii) the acquisition of equipment for the Water System, all in the current service areas of San Jose Water Company and to the extent they will prevent the pollution of drinking water or improve the quality of water or ensure the safe handling, recycling or disposal of materials that might otherwise be improperly disposed of; and (2) pay certain costs of issuance of the Bonds.

The Loan Agreement contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the Bonds and limitations and prohibitions relating to the transfer of the project funded by the loan proceeds and the assignment of the Loan Agreement. The Loan Agreement and the Indenture contain provisions that provide for the acceleration of the indebtedness upon the occurrence of a loan default event (as defined in the Loan Agreement) and an event of default (as defined in the Indenture).

The loan proceeds are held by the trustee and classified as restricted cash. When a capital expenditure is incurred by San Jose Water Company which is an approved use of funds as defined in the Loan Agreement, San Jose Water Company will seek the release of restricted cash from the trustee. Once the trustee approves the capital expenditure, they will transfer cash from the restricted cash account into San Jose Water Company’s general account. As of June 30, 2010, the balance recorded in restricted cash was $27,733 and unamortized debt issuance costs were $782. For the three and six months ended June 30, 2010, $21,489 has been released from restricted cash by the trustee.

Note 7.	Fair Value Measurement

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as required by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures,” as of June 30, 2010 and December 31, 2009:

	Balance as of June 30, 2010	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$39,268	$39,268	—	—

	Balance as of December 31, 2009	Level 1	Level 2	Level 3
Assets:
Investment in California Water Service Group	$40,500	$40,500	—	—

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(in thousands, except share and per share data)

Note 8.	Balancing and Memorandum Account Recovery Procedures

The California Public Utilities Commission (“CPUC”) issued San Jose Water Company’s most recent general rate case decision in November 2009. As part of that decision, the over-collected balance in the Company’s balancing account for expense offsets for the period January 1, 2005 to December 31, 2007 of approximately $1,696 has been reviewed and authorized for inclusion in customer rates as a 12-month customer surcredit.

As of June 30, 2010 and December 31, 2009, the balance in San Jose Water Company’s remaining balancing accounts for expense offsets was an under-collection of $843 and over-collection of $1,062, respectively, including interest. These balancing accounts are expected to be reviewed for inclusion in customer rates by the CPUC as part of San Jose Water Company’s next general rate case.

On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740 or approximately 2.61%. This increase is intended to recover the accumulated balance in the Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”), which covered the period from August 3, 2009 to May 1, 2010. The CPUC authorized San Jose Water Company to establish a MCRAM to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by Santa Clara Valley Water District. As directed by the CPUC’s Water Division, any revenue increase would be recovered via a surcharge on the existing quantity rate for a period of twelve months following final approval by the CPUC. All revenue would be recognized immediately after final approval by the CPUC.

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

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and its subsidiaries and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “plans,” “may,” “should,” “will,” and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and our most recent Form 10-K filed with the Securities and Exchange Commission (the “SEC”) under the item entitled “Risk Factors,” and in other reports SJW Corp. files with the SEC, specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

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

San Jose Water Company also has approximately 700 acres of nonutility property which has been identified as no longer used and useful in providing utility services. Approximately 15 acres of the nonutility property are developable and located in the vicinity of the San Jose metropolitan area. The remaining properties are located in the hillside area adjacent to San Jose Water Company’s watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties as of June 30, 2010:

				Percentage as of June 30, 2010 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	28%	15%
Warehouse building	Windsor, Connecticut	17	170,000	24%	13%
Warehouse building	Orlando, Florida	8	147,000	13%	7%
Retail building	El Paso, Texas	2	14,000	9%	2%
Warehouse building	Phoenix, Arizona	11	176,000	26%	12%
Warehouse building	Knoxville, Tennessee	29	346,000	N/A	11%
Commercial building	Knoxville, Tennessee	15	135,000	N/A	39%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	1%
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

The California properties include a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The limited partnership has been determined to be a variable interest entity within the scope of FASB ASC Topic 810 – “Consolidation” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.

SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 9,200 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 237 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas.

Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.

In addition, SJW Corp. also owns 1,099,952 shares of common stock of California Water Service Group, which represents approximately 5% of that company’s outstanding shares of common stock as of June 30, 2010.

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

As part of its pursuit of the above four strategic areas, the Company considers from time to time opportunities to acquire businesses and assets. However, SJW Corp. cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, any transaction will involve numerous risks, including the possibility of incurring more costs than benefits derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s attention from day-to-day operations of the business, the potential for a negative impact on SJW Corp.’s financial position and operating results, entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

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

Metered revenue of the Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services reads the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to the Water Utility Services’ estimates are determined. As of June 30, 2010 and December 31, 2009, accrued unbilled revenue was $16,577 and $12,435 respectively.

Unaccounted-for water on a 12 month-to-date basis for June 30, 2010 and 2009 approximated 7.62% and 7.97%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.

Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the six months ended June 30, 2010 and 2009, the surcharge was $1,277 and $1,393, respectively.

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

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized as of June 30, 2010 and December 31, 2009. Net regulatory assets recorded by San Jose Water Company as of June 30, 2010 and December 31, 2009 were $78,274 and $78,525, respectively.

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

In the case where the Company’s balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, the Company can request the CPUC to recognize the amounts in such accounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter. If such amounts are authorized for inclusion into customer rates, revenue would be recognized during the period in which authorization was made pursuant to FASB ASC Topic 605 and Sub-Topic 980-605 – “Revenue Recognition.”

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

Liquidity and Capital Resources:

Cash Flow from Operations

During the six months ended June 30, 2010, SJW Corp. generated cash flow from operations of approximately $22,100, compared to $22,300 in 2009. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, and deferred income taxes. The decrease in cash flow from operations of approximately $200 was primarily due to a decrease in net income adjusted for non-cash items of $1,600 offset by an increase in working capital and employee benefits of $1,400. The increase in working capital and employee benefit uses were primarily due to an increase in accrued taxes and accrued payroll, offset by a decrease in accounts receivable, accrued unbilled utility revenue, accounts payable, purchased power and other current liabilities.

Cash Flow from Investing Activities

During the six months ended June 30, 2010, SJW Corp. used approximately $38,500 of cash for company funded capital expenditures, $1,700 for developer funded capital expenditures, and $2,600 for acquisitions. This represented an increase in additions to utility plant of $14,100 over the same period in 2009 due to greater capital expenditures offset by a decrease in acquisitions of $1,100.

Water Utility Services’ budgeted capital expenditures for 2010, exclusive of capital expenditures financed by customer contributions and advances, are $70,016, of which approximately $33,000 will be spent to replace the Water Utility Services’ pipes and mains in 2010. Historically, amounts have been carried over from previous years’ budgets. Approximately $21,500 has been carried over from prior years for total forecasted 2010 capital expenditures of $91,500. As of June 30, 2010, $40,202 or 44% of the $91,500 has been spent.

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

As of June 30, 2010, the Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2009. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 increased by approximately $13,900 from the same period in the prior year. As the company has increased its needs for capital expenditures, funding for these has been made possible from a net increase in the line of credit this year and additional long-term borrowings, where in the prior year we made a net repayment on the line of credit and issued long-term debt. Long-term borrowings during the six months ended June 30, 2010 consists of $50,000 in California Pollution Control Financing Authority Revenue Bonds, of which $22,267 was released for general use with the remaining held as restricted cash pursuant to the terms of the loan agreement with the California Pollution Control Financing Authority. During the same period in the prior year, San Jose Water Company issued a total of $30,000 in unsecured Senior Notes, $10,000 in Series J and $20,000 in Series K.

Sources of Capital:

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity (book value). As of June 30, 2010, San Jose Water Company’s funded debt and equity were approximately 55% and 45%, respectively.

Company internally-generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the cash requirements for San Jose Water Company’s capital expenditures. Funding for its future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of its investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.

San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges.

As of June 30, 2010, San Jose Water Company’s funded debt was 55% of total capitalization and the net income available for interest charges was 328% of interest charges. As of June 30, 2010, San Jose Water Company did not have any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJWTX, Inc.’s unsecured senior note agreement has SJW Corp. as a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2010, SJW Corp. did not have any restrictions in issuing any future indebtedness as a result of these terms and conditions.

SJW Corp. and its subsidiaries have available unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $85,000. These lines of credit bear interest at variable rates. They will expire on June 1, 2012. At June 30, 2010, the available unused short-term bank lines of credit was $70,150. The cost of borrowing on unsecured bank lines of credit averaged 2% for the first six months of 2010. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 225% of interest charges. As of June 30, 2010, San Jose Water Company’s funded debt was 55% of total capitalization and the net income available for interest charges was 328% of interest charges. As of June 30, 2010, San Jose Water Company is in compliance with all covenants.

On June 9, 2010, San Jose Water Company entered into a loan agreement with the California Pollution Control Financing Authority (the “Authority”), under which the proceeds from the issuance by the Authority of its 5.10% fixed rate revenue bonds in an aggregate principal amount of $50,000 will be loaned to San Jose Water Company. The loan proceeds will be used by San Jose Water Company to finance, among other things, (i) improvements to the structures and facilities integral to the supply of water throughout the water supply system owned by San Jose Water Company (the “Water System”), (ii) improvements to the distribution system, and (iii) the acquisition of equipment for the Water System, subject to certain conditions. The loan agreement contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the project funded by the loan proceeds. As of June 30, 2010, San Jose Water Company has borrowed an aggregate of $50,000 under this loan agreement, of which $22,267 has been released from restriction, and was in compliance with all covenants.

Results of Operations:

Overview

SJW Corp.’s consolidated net income for the three months ended June 30, 2010 was $4,516, an increase of $98, or approximately 2%, from $4,418 in the second quarter of 2009. For the six months ended June 30, 2010, consolidated net income was $5,501, an increase of $967, or approximately 21%, from $4,534 for the same period in 2009. The increase for the three and six months ended June 30, 2010 was primarily due to lower production costs as a result of increased surface water availability.

Operating Revenue

	Operating Revenue by Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Water Utility Services	$53,306	57,346	$92,910	96,017
Real Estate Services	822	848	1,629	2,198

	$54,128	58,194	$94,539	98,215

The change in consolidated operating revenues was due to the following factors:

	Three Months Ended June 30, 2010 vs. 2009		Six Months Ended June 30, 2010 vs. 2009
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(5,425)	(9)%	$(6,115)	(6)%
New customers increase	99	—	148	—
Rate increases	1,286	2%	2,860	3%
Real Estate Services	(26)	—	(569)	(1)%

	$(4,066)	(7)%	$(3,676)	(4)%

Operating Expense

	Operating Expense by Segment
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Water Utility Services	$44,907	48,723	$79,941	84,000
Real Estate Services	624	1,054	1,115	1,987
All Other	353	386	584	742

	$45,884	50,163	$81,640	86,729

The change in consolidated operating expenses was due to the following factors:

	Three Months Ended June 30, 2010 vs. 2009		Six Months Ended June 30, 2010 vs. 2009
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$(1,694)	(3)%	$(3,006)	(3)%
Change in usage and new customers	(3,356)	(7)%	(4,175)	(5)%
Purchased water and groundwater extraction charge and energy price increase	309	1%	797	1%

Total water production costs	(4,741)	(9)%	(6,384)	(7)%
Administrative and general	(214)	(1)%	(286)	—
Other operating expense	(23)	—	468	—
Maintenance	73	—	(67)	—
Property taxes and other non-income taxes	(332)	(1)%	(919)	(2)%
Depreciation and amortization	832	2%	1,392	2%
Income taxes	126	—	707	1%

	$(4,279)	(9)%	$(5,089)	(6)%

Water production costs

The decrease in water production costs was primarily attributable to an increase in the availability of surface water supply in addition to a decrease in usage due to conservation efforts called for by the Santa Clara Valley Water District. These decreases were partially offset by an increase in higher per unit costs paid for energy.

Sources of Water Supply

The Water Utility Services water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water and water purchased from regional wholesalers. Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for the Water Utility Services:

	Three Months Ended June 30,		Increase/ (decrease)	% Change	Six Months Ended June 30,
	2010	2009			2010	2009	Increase/ (decrease)	% Change
Purchased water	5,934	6,532	(598)	(4)%	8,971	10,672	(1,701)	(8)%
Groundwater	4,023	6,073	(2,050)	(15)%	7,239	9,334	(2,095)	(10)%
Surface water	1,844	944	900	6%	3,255	1,634	1,621	8%
Reclaimed water	108	155	(47)	—	133	168	(35)	—

	11,909	13,704	(1,795)	(13)%	19,598	21,808	(2,210)	(10)%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Operating expenses, excluding water production costs and income taxes, increased $336 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was primarily attributable to an increase of $832 in depreciation expense due to increased depreciable assets and $73 in maintenance expenses. These increases were offset by a $332 decrease in taxes other than income taxes and $237 in all other expenses. In 2009, we incurred additional property tax expense as a result of a tenant bankruptcy. Income tax expense increased for the three months ended June 30, 2010 as a result of higher pre-tax income.

Operating expenses, excluding water production costs and income taxes, increased $588 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase was primarily attributable to an increase of $1,392 in depreciation expense due to increased depreciable assets and $468 in other expenses. These increases were offset by a $919 decrease in taxes other than income taxes and $353 in all other expenses. In 2009, we incurred additional property tax expense as a result of a tenant bankruptcy. Income tax expense increased for the six months ending June 30, 2010 as a result of higher pre-tax income.

The change in other comprehensive income/(loss) for the three and six months ended June 30, 2010 and 2009 was due to the changes in market value of the investment in California Water Service Group.

Water Supply

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the Santa Clara Valley Water District (“SCVWD”) under the terms of a master contract with SCVWD expiring in 2051.

On June 28, 2010, SCVWD’s 10 reservoirs were approximately 69% full with 116,279 acre-feet of water in storage. The rainfall from July 1, 2009 to June 28, 2010 was approximately 121% of the seasonal average to date. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 58.53 inches for the period from July 1, 2009 through June 30, 2010, which is approximately 132% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2010.

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

On March 24, 2009, the SCVWD board of directors unanimously passed a resolution calling for a mandatory 15% reduction in water use, which had been extended through June 2010. To effect water restrictions, SCVWD must work with other political subdivisions that possess the authority to enact and enforce drought ordinances in order to effect such restrictions. San Jose Water Company worked with the CPUC to develop its water conservation plan to comply with the call for a 15% reduction in water use. The CPUC approved the plan, which became effective on August 12, 2009 and remained in effect through June 2010.

On June 15, 2010, the SCVWD board of directors passed a motion of intent to adopt a resolution calling for a three-month, 10% mandatory water conservation through September 30, 2010; and direct staff to bring back a special Board work study session, to include retailers and municipalities, to discuss tiered rates and the effect on water conservation. On July 13, 2010, the SCVWD board of directors passed and adopted this resolution.

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

On April 2, 2010, San Jose Water Company filed an application with the CPUC requesting authorization to increase the annual revenue requirement by $80 or about 0.03% and to increase rates proportionately. This increase is necessary in order to support an annual increase of about $410 in the capital budget for meter replacement, in order to comply with the requirements of the Commission’s General Order No. 103. If approved, the rate change should become effective sometime in the fourth quarter of 2010.

On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740 or approximately 2.61%. This increase is intended to recover the accumulated balance in the Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”), which covered the period from August 3, 2009 to May 1, 2010. The CPUC authorized San Jose Water Company to establish a MCRAM to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by Santa Clara Valley Water District. As directed by the CPUC’s Water Division, any revenue increase would be recovered via a surcharge on the existing quantity rate for a period of twelve months following final approval by the CPUC. All revenue would be recognized immediately after final approval by the CPUC.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate line of credit. SJW Corp. also owns 1,099,952 shares of common stock of California Water Service Group, which is listed on the NY Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.

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

There has been no change in internal control over financial reporting during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

On July 28, 2010, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.17 per share of common stock. The dividend will be paid September 1, 2010 to shareholders of record as of the close of business on August 9, 2010.

ITEM 6.	EXHIBITS

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: August 6, 2010	By	/s/ DAVID A. GREEN
David A. Green
Chief Financial Officer and Treasurer
(Principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture dated as of June 1, 2010 between San Jose Water Company and Wells Fargo Bank, National Association. (1)

10.1	Credit Agreement dated as of May 27, 2010 by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 28, 2010.

10.2	Credit Agreement dated May 27, 2010 by and between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 28, 2010.

10.3	Loan Agreement dated as of June 1, 2010 between the California Pollution Control Financing Authority and San Jose Water Company. (1)

10.4	Bond Purchase Agreement dated June 9, 2010 among Goldman, Sachs & Co., the Treasurer of the State of California and the California Pollution Control Financing Authority and approved by San Jose Water Company. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.