Form 10-Q
period 2010-09-30
SJW CORP
filed 2010-11-05
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 21, 2010, there were 18,540,845 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009
OPERATING REVENUE	$70,347	69,326	$164,886	167,541

OPERATING EXPENSE:
Operation:
Purchased water	16,574	15,174	33,728	35,564
Power	2,122	2,666	4,850	5,243
Groundwater extraction charges	8,736	10,743	19,969	25,275

Total production costs	27,432	28,583	58,547	66,082
Administrative and general	8,168	6,807	21,909	20,834
Other	4,792	4,697	13,784	13,221
Maintenance	2,895	3,550	8,960	9,682
Property taxes and other non-income taxes	2,056	1,882	5,819	6,564
Depreciation and amortization	7,082	6,403	21,263	19,192
Income taxes	5,502	5,735	9,285	8,811

Total operating expense	57,927	57,657	139,567	144,386

OPERATING INCOME	12,420	11,669	25,319	23,155
OTHER (EXPENSE) INCOME:
Interest on senior notes	(4,166)	(3,638)	(11,424)	(10,384)
Mortgage and other interest expense	(486)	(476)	(1,555)	(1,506)
Gain on sale of California Water Service Group investment, net of taxes of $1,831	2,635	-	2,635	-
Dividends	239	324	893	973
Other, net	145	138	420	313

NET INCOME	10,787	8,017	16,288	12,551

Other comprehensive (loss) income:
Unrealized (loss) income on investment	(3,188)	2,310	(4,420)	(8,239)
Less: income taxes related to other comprehensive (loss) income	1,307	(947)	1,812	3,378

Other comprehensive (loss) income, net	(1,881)	1,363	(2,608)	(4,861)

COMPREHENSIVE INCOME	$8,906	9,380	$13,680	7,690

EARNINGS PER SHARE
Basic	$0.58	0.43	$0.87	0.68
Diluted	$0.58	0.43	$0.87	0.67

DIVIDENDS PER SHARE	$0.17	0.16	$0.51	0.49

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,536,802	18,494,274	18,528,176	18,482,362
Diluted	18,751,921	18,689,769	18,738,089	18,672,855

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	SEPTEMBER 30, 2010	DECEMBER 31, 2009

ASSETS
Utility plant:
Land	$8,580	8,558
Depreciable plant and equipment	985,853	913,071
Construction in progress	20,243	11,119
Intangible assets	13,258	11,278

	1,027,934	944,026
Less accumulated depreciation and amortization	315,815	298,921

	712,119	645,105

Real estate investment	91,286	88,000
Less accumulated depreciation and amortization	8,446	7,188

	82,840	80,812

CURRENT ASSETS:
Cash and cash equivalents	3,335	1,416
Restricted cash	148	-
Accounts receivable:
Customers, net of allowances for uncollectible accounts	16,447	10,892
Other	560	677
Accrued unbilled utility revenue	19,197	12,435
Materials and supplies	974	994
Prepaid expenses	1,983	1,596

	42,644	28,010

OTHER ASSETS:
Investment in California Water Service Group	32,399	40,500
Debt issuance costs and broker fees, net of accumulated amortization	4,112	3,098
Regulatory assets	78,274	78,525
Other	3,004	2,424

	117,789	124,547

	$955,392	878,474

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and per share data)

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,540,845 shares on September 30, 2010 and 18,499,602 on December 31, 2009	$9,657	9,635
Additional paid-in capital	23,099	22,046
Retained earnings	214,632	207,888
Accumulated other comprehensive income	10,579	13,187

Total shareholders’ equity	257,967	252,756
Long-term debt, less current portion	295,990	246,879

	553,957	499,635

CURRENT LIABILITIES:
Line of credit	3,500	5,800
Current portion of long-term debt	1,144	1,081
Accrued groundwater extraction charges and purchased water	8,223	4,496
Purchased power	718	486
Accounts payable	21,273	6,562
Accrued interest	4,788	4,979
Accrued property taxes and other non-income taxes	2,225	1,481
Accrued payroll	3,083	2,412
Income tax payable	3,437	728
Other current liabilities	4,772	3,933

	53,163	31,958

DEFERRED INCOME TAXES	99,271	100,766
UNAMORTIZED INVESTMENT TAX CREDITS	1,570	1,615
ADVANCES FOR CONSTRUCTION	69,353	69,086
CONTRIBUTIONS IN AID OF CONSTRUCTION	121,547	121,420
DEFERRED REVENUE	1,106	1,179
POSTRETIREMENT BENEFIT PLANS	49,937	47,484
OTHER NONCURRENT LIABILITIES	5,488	5,331
COMMITMENTS AND CONTINGENCIES	-	-

	$955,392	878,474

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$16,288	12,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,263	19,192
Deferred income taxes	931	7,114
Share-based compensation	632	695
Gain on sale of California Water Service Group investment, net of tax	(2,635)	-
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(12,200)	(9,390)
Accounts payable, purchased power and other current liabilities	415	976
Accrued groundwater extraction charges and purchased water	3,727	3,033
Accrued taxes	794	1,691
Accrued interest	(191)	(616)
Accrued payroll	671	(436)
Postretirement benefits	2,734	1,321
Other charges, net	743	561

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,172	36,692

INVESTING ACTIVITIES:
Additions to utility plant:
Company funded	(70,448)	(38,584)
Contributions in aid of construction	(2,884)	(5,138)
Additions to real estate investment	(3,286)	-
Payments for business acquisition and water rights	(2,892)	(3,720)
Cost to retire utility plant, net of salvage	(327)	(310)
Proceeds from sale of California Water Service Group investment	8,147	-

NET CASH USED IN INVESTING ACTIVITIES	(71,690)	(47,752)

FINANCING ACTIVITIES:
Borrowings from line of credit	49,300	9,600
Repayments of line of credit	(51,600)	(23,700)
Long-term borrowings	49,852	30,000
Repayments of long-term borrowings	(577)	(524)
Debt issuance costs	(852)	-
Dividends paid	(9,451)	(9,149)
Exercise of stock options and similar instruments	544	561
Tax benefits realized from share options exercised	4	80
Receipts of advances and contributions in aid of construction	4,830	4,358
Refund of advances for construction	(1,613)	(1,712)

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,437	9,514

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,919	(1,546)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,416	3,406

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,335	1,860

Cash paid during the period for:
Interest	$13,686	12,437
Income taxes	8,093	1,156
Supplemental disclosure of non-cash activities:
Change in accrued payables	15,424	3,636
Utility property installed by developers	117	1,153
Loan proceeds held as restricted cash	148	-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2010 and 2009, 571 and 741 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2010 and 2009, 3,004 and 4,521 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

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

The Incentive Plan allows SJW Corp. to provide employees, Board Members, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued under the ESPP. As of September 30, 2010, the remaining shares available for issuance under the Incentive Plan were 1,210,926, and 386,964 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan.

The total compensation cost charged to income under the Incentive Plan for the three and nine months ended September 30, 2010 was $209 and $632, respectively, and for the three and nine months ended September 30, 2009 was $249 and $695, respectively. The compensation costs charged to income is recognized on a straight-line basis over the requisite service vesting period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the nine months ended September 30, 2010 and 2009.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(in thousands, except share and per share data)

	Nine months ended September 30,
	2010	2009
Compensation costs charged to income:
Stock options	$-	11
ESPP	90	90
Restricted stock and deferred restricted stock	542	594

Total compensation costs charged to income	$632	695

Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$4	3
Restricted stock and deferred restricted stock	-	77

Total excess tax benefits realized from share options exercised and stock issuance	$4	80

Proceeds from the exercise of stock options and similar instruments:
Stock options	$32	29
ESPP	512	512
Restricted stock and deferred restricted stock	-	20

Total proceeds from the exercise of stock options and similar instruments	$544	561

Stock Options

No options were granted during the three and nine months ended September 30, 2010 and 2009.

As of September 30, 2010, there are no unrecognized compensation costs related to stock options.

Restricted Stock and Deferred Restricted Stock Plans

On January 4, 2010, restricted stock units covering an aggregate of 14,389 shares of common stock of SJW Corp. were granted to several executives of SJW Corp. and its subsidiaries. The units vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair value of $20.64 per unit over the vesting period beginning in 2010.

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

On January 26, 2010, restricted stock units covering an aggregate of 49,850 shares of common stock of SJW Corp. were awarded to a key executive of SJW Corp. These units do not include dividend equivalent rights. Such units include market performance-vesting restricted units covering 37,850 shares of common stock of SJW Corp. which will be issued if the market performance objective is attained and the executive continues in the Company’s service through the completion of the five-year performance period. Share-based compensation expense is being recognized ratably over five years at $8.77 per unit. The remaining 12,000 restricted stock units are recognized over three years at $20.02 per unit. The fair value of the market performance-vesting restricted stock units was estimated with the Monte Carlo valuation model using the fair value of SJW Corp.’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the market performance goals will be attained.

On April 26, 2010, a total of 207 shares of common stock were distributed to a retired member of SJW Corp.’s Board of Directors. There was no excess tax benefit realized from this stock issuance.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(in thousands, except share and per share data)

On August 11, 2010, a total of 463 shares of common stock were distributed to a key employee of SJW Corp. There was no excess tax benefit realized from this stock issuance.

On September 30, 2010, the employer/employee relationship was terminated between an executive and SJW Corp., and as a result a total of 4,349 shares were forfeited. Compensation costs of $18 previously recognized relating to these unvested shares was reversed during the third quarter of 2010.

As of September 30, 2010, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,178. This cost is expected to be recognized over a weighted-average period of 1.70 years.

Dividend Equivalent Rights

Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and nine months ended September 30, 2010, $31 and $93, respectively, related to DERs were recorded against retained earnings and were accrued as a liability. For the three and nine months ended September 30, 2009, $30 and $92, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of SJW Corp.’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 270,400 shares of common stock have been reserved for issuance under the ESPP.

After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $14 and $53 for the three and nine months ended September 30, 2010, respectively, and $24 and $66 for the three and nine months ended September 30, 2009, respectively, related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2011 for the ESPP is approximately $27. This cost is expected to be recognized during the fourth quarter of 2010 and the first quarter of 2011.

Note 3.	Real Estate Investments

The major components of real estate investments as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Land	$22,393	22,381
Buildings and improvements	68,662	65,388
Intangibles	231	231

Subtotal	91,286	88,000
Less: accumulated depreciation and amortization	8,446	7,188

Total	$82,840	80,812

Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

The increase in gross real estate investments was primarily due to leasehold improvements for the office building located in Knoxville, Tennessee, as a result of lease agreements entered into with a single tenant earlier in the year.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(in thousands, except share and per share data)

Note 4.	Employee Benefit Plans

The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$1,048	678	$2,692	2,035
Interest cost	1,483	1,238	4,290	3,713
Other cost	808	642	2,231	1,925
Expected return on assets	(597)	(765)	(2,468)	(2,295)

	$2,742	1,793	$6,745	5,378

The following table summarizes the fair values of plan assets by major categories as of September 30, 2010:

			Fair Value Measurements at September 30, 2010
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$3,494	3,494	-	-
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000 Growth	3,596	3,596	-	-
U.S. Small Cap Equity	Russell 2000	1,382	1,382	-	-
U.S. Small Mid Cap Equity	Russell 2500	3,420	3,420	-	-
Emerging Market Equity	MSCI Emerging Markets Net	50	50	-	-
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,715	2,715	-	-
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	8,394	8,394	-	-
U.S. Mid Cap Equity	Russell Mid Cap	47	47	-	-
U.S. Small Cap Equity	Russell 2000	97	97	-	-
U.S. Small Mid Cap Equity	Russell 2500	1,996	1,996	-	-
Emerging Market Equity	MSCI Emerging Markets Net	2,455	2,455	-	-
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,805	2,805	-	-
REIT	Nareit - Equity REITS	1,019	1,019	-	-
Fixed Income (c)	(c)	19,765	19,765	-	-

Total		$51,235	51,235	-	-

The Plan has a current target allocation of 60% invested in a diversified array of equity securities to provide long-term capital appreciation and 40% invested in a diversified array of fixed income securities to provide preservation of capital plus generation of income.

(a)	Actively managed portfolio of securities with the goal to exceed the stated benchmark performance.
(b)	Open-ended fund of securities with the goal to track the stated benchmark performance.
(c)	Actively managed portfolio of fixed income securities with the goal to exceed the Barclays Capital Aggregate Bond, Barclays Capital 1-3 Year Government/Credit, and Merrill Lynch High Yield Master II performance.

In 2010, San Jose Water Company has made contributions of $3,765 to the pension plan. Contributions of $7,500 and $499 are expected to be paid in the fourth quarter of 2010 to the pension plan and other postretirement plan, respectively.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

	For Three Months Ended September 30, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total

Operating revenue	$67,928	1,575	844	-	67,928	2,419	70,347
Operating expense	55,693	1,235	658	341	55,693	2,234	57,927
Operating income (loss)	12,235	340	186	(341)	12,235	185	12,420
Net income (loss)	8,501	317	(342)	2,311	8,501	2,286	10,787
Depreciation and amortization	6,576	87	419	-	6,576	506	7,082
Senior note, mortgage and other interest expense	4,206	-	440	6	4,206	446	4,652
Income tax expense (benefit) in operating income	5,737	225	(234)	(226)	5,737	(235)	5,502
Assets	$827,850	9,462	83,545	34,535	827,850	127,542	955,392

	For Three Months Ended September 30, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total

Operating revenue	$66,998	1,514	814	-	66,998	2,328	69,326
Operating expense	55,642	1,220	576	219	55,642	2,015	57,657
Operating income (loss)	11,356	294	238	(219)	11,356	313	11,669
Net income (loss)	8,050	295	(228)	(100)	8,050	(33)	8,017
Depreciation and amortization	5,898	86	419	-	5,898	505	6,403
Senior note, mortgage and other interest expense	3,665	-	449	-	3,665	449	4,114
Income tax expense (benefit) in operating income	6,055	202	(347)	(175)	6,055	(320)	5,735
Assets	$749,366	5,000	82,466	44,432	749,366	131,898	881,264

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(in thousands, except share and per share data)

	For Nine Months Ended September 30, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$158,860	3,553	2,473	-	158,860	6,026	164,886
Operating expense	134,003	2,866	1,773	925	134,003	5,564	139,567
Operating income (loss)	24,857	687	700	(925)	24,857	462	25,319
Net income (loss)	14,699	650	(827)	1,766	14,699	1,589	16,288
Depreciation and amortization	19,745	260	1,258	-	19,745	1,518	21,263
Senior note, mortgage and other interest expense	11,649	-	1,324	6	11,649	1,330	12,979
Income tax expense (benefit) in operating income	9,948	457	(568)	(552)	9,948	(663)	9,285
Assets	$827,850	9,462	83,545	34,535	827,850	127,542	955,392

	For Nine Months Ended September 30, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$160,972	3,557	3,012	-	160,972	6,569	167,541
Operating expense	137,962	2,900	2,563	961	137,962	6,424	144,386
Operating income (loss)	23,010	657	449	(961)	23,010	145	23,155
Net income (loss)	13,233	657	(974)	(365)	13,233	(682)	12,551
Depreciation and amortization	17,677	257	1,258	-	17,677	1,515	19,192
Senior note, mortgage and other interest expense	10,482	-	1,382	26	10,482	1,408	11,890
Income tax expense (benefit) in operating income	9,665	448	(890)	(412)	9,665	(854)	8,811
Assets	$749,366	5,000	82,466	44,432	749,366	131,898	881,264

*	The “All Other” category includes SJW Corp. on a stand-alone basis.

Note 6.	Long-Term Liabilities

SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

On May 27, 2010, SJW Corp. and SJW Land Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), which provided an unsecured revolving credit facility in an aggregate amount of $10,000. This credit agreement replaced the then existing credit facility between SJW Corp., SJW Land Company and Wells Fargo. In addition, San Jose Water Company and Wells Fargo entered into a credit agreement which provided an unsecured revolving credit facility in an aggregate amount of $75,000. This credit agreement expanded and replaced the then existing credit facility between San Jose Water Company and Wells Fargo. The outstanding principal balance on both credit agreements bear interest either: (a) at a fluctuating rate per annum 1.00% below the prime rate, or (b) at a fixed rate per annum determined by Wells Fargo to be 1.375% above LIBOR. The two credit agreements will expire on June 1, 2012. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 225% of interest charges. As of September 30, 2010, San Jose Water Company’s funded debt was 55% of total capitalization and the net income available for interest charges was 322% of interest charges. As of September 30, 2010, San Jose Water Company is in compliance with all covenants.

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

SEPTEMBER 30, 2010

(in thousands, except share and per share data)

The Bonds were issued by the Authority on June 16, 2010 pursuant to the provisions of the California Pollution Control Financing Authority Act and an Indenture, dated as of June 1, 2010 (the “Indenture”), between the Authority and Wells Fargo, as trustee. The proceeds from the issuance of the Bonds have been loaned by the Authority to San Jose Water Company pursuant to a Loan Agreement, dated as of June 1, 2010 (the “Loan Agreement”), between the Authority and San Jose Water Company. The loan proceeds have been used by San Jose Water Company to: (1) finance certain costs of (i) improvements to the structures and facilities that are integral to the supply of water throughout the water supply system owned by San Jose Water Company (the “Water System”), (ii) improvements to the water distribution system, and (iii) the acquisition of equipment for the Water System, all in the current service areas of San Jose Water Company and to the extent they will prevent the pollution of drinking water or improve the quality of water or ensure the safe handling, recycling or disposal of materials that might otherwise be improperly disposed of; and (2) pay certain costs of issuance of the Bonds.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis as required by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures,” as of September 30, 2010 and December 31, 2009:

	Balance as of September 30, 2010	Level 1	Level 2	Level 3

Assets:
Investment in California Water Service Group	$32,399	32,399	-	-

	Balance as of December 31, 2009	Level 1	Level 2	Level 3

Assets:
Investment in California Water Service Group	$40,500	40,500	-	-

Note 8.	Balancing and Memorandum Account Recovery Procedures

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

As of September 30, 2010 and December 31, 2009, the balance in San Jose Water Company’s remaining balancing accounts for expense offsets was an over-collection of $176 and $1,062, respectively, including interest. These balancing accounts are expected to be reviewed for inclusion in customer rates by the CPUC as part of San Jose Water Company’s next general rate case.

On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740 or approximately 2.61%. This increase is intended to recover the accumulated balance in the Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”), which covered the period from August 3, 2009 to May 1, 2010. The CPUC authorized San Jose Water Company to establish a MCRAM to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by Santa Clara Valley Water District. As directed by the CPUC’s Water Division, any revenue increase would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. All revenue would be recognized immediately after final approval by the CPUC. A CPUC decision which was previously expected in the third quarter of 2010 is now expected sometime in the fourth quarter of 2010.

SJW CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(in thousands, except share and per share data)

Note 9.	Sale of California Water Service Group Stock

During the quarter ended September 30, 2010, the Company sold 223,112 shares of California Water Service Group for $8,147, before fees of $60. SJW Corp. recognized a gross gain on the sale of the stock of approximately $4,466, tax expense of approximately $1,831, for a net gain of $2,635. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $2,527 and was based on the fair value of the stock as of June, 30, 2010. As of September 30, 2010, the Company held 876,840 shares of California Water Service Group. The Company classifies its investment in California Water Service Group as available for sale. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties as of September 30, 2010:

				% for Nine Months Ended September 30, 2010 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue		Expense
2 Commercial buildings	San Jose, California	2	28,000	29%		15%
Warehouse building	Windsor, Connecticut	17	170,000	23%		12%
Warehouse building	Orlando, Florida	8	147,000	13%		7%
Retail building	El Paso, Texas	2	14,000	9%		2%
Warehouse building	Phoenix, Arizona	11	176,000	26%		12%
Warehouse building	Knoxville, Tennessee	29	346,000	N/	A	12%
Commercial building	Knoxville, Tennessee	15	135,000	N/	A	40%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/	A	N/	A
Undeveloped land	San Jose, California	5	N/A	N/	A	N/	A

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

In addition, SJW Corp. also owns 876,840 shares of common stock of California Water Service Group, which represents approximately 4% of that company’s outstanding shares of common stock as of September 30, 2010.

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

Metered revenue of the Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. The Water Utility Services reads the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to the Water Utility Services’ estimates are determined. As of September 30, 2010 and December 31, 2009, accrued unbilled revenue was $19,197 and $12,435 respectively.

Unaccounted-for water on a 12 month-to-date basis for September 30, 2010 and 2009 approximated 7.36% and 8.03%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing the Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.

Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the nine months ended September 30, 2010 and 2009, the surcharge was $2,229 and $2,489, respectively.

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

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, the Water Utility Services, to the extent applicable, record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of the Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by the Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized as of September 30, 2010 and December 31, 2009. Net regulatory assets recorded by San Jose Water Company as of September 30, 2010 and December 31, 2009 were $78,274 and $78,525, respectively.

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

Plan assets are marked to market at each measurement date. The investment trust assets incur unrealized market gains or losses from time to time. Both unrealized market gains and losses on pension assets are amortized over 12.93 years for actuarial expense calculation purposes.

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

Balancing and Memorandum Accounts

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

In the case where the Company’s balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, the Company can request the CPUC to recognize the amounts in such accounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter. If such amounts are authorized for inclusion into customer rates, revenue would be recognized at the time authorization is received pursuant to FASB ASC Topic 605 and Sub-Topic 980-605 – “Revenue Recognition.”

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

Liquidity and Capital Resources:

Cash Flow from Operations

During the nine months ended September 30, 2010, SJW Corp. generated cash flow from operations of approximately $33,200, compared to $36,700 in 2009. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, and gains on the sale of assets. The decrease in cash flow from operations of approximately $3,500 was due to a decrease in net income adjusted for non-cash items of $3,100 and $400 in working capital and employee benefits. The decrease in working capital and employee benefits was primarily due to a decrease in accounts receivable and accrued unbilled utility revenue, offset by an increase in postretirement benefits and accrued payroll.

Cash Flow from Investing Activities

During the nine months ended September 30, 2010, SJW Corp. used approximately $70,400 of cash for company funded capital expenditures, $2,900 for developer funded capital expenditures, $3,300 for real estate investments which relate to the leasehold improvement additions for the office building located in Knoxville, Tennessee, and $2,900 for acquisitions. These uses were offset by proceeds of $8,100 related to the sale of California Water Service Group stock. This represented an increase in additions to utility plant of $29,600 over the same period in 2009.

Water Utility Services’ budgeted capital expenditures for 2010, exclusive of capital expenditures financed by customer contributions and advances, are $70,016. Historically, amounts have been carried over from previous years’ budgets. Approximately $21,500 has been carried over from prior years for total forecasted 2010 capital expenditures of $91,500. As of September 30, 2010, $73,332 or 80% of the $91,500 has been spent.

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

As of September 30, 2010, the Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2009. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 increased by approximately $30,900 from the same period in the prior year. As the company has increased its needs for capital expenditures, funding for these has been made possible from additional long-term borrowings, where in the prior year we made a net repayment on the line of credit and issued long-term debt. Long-term borrowings during the nine months ended September 30, 2010 consists of $50,000 in California Pollution Control Financing Authority Revenue Bonds. During the same period in the prior year, San Jose Water Company issued a total of $30,000 in unsecured Senior Notes, consisting of $10,000 in Series J and $20,000 in Series K.

Sources of Capital:

San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 50% debt and 50% equity (book value). As of September 30, 2010, San Jose Water Company’s funded debt and equity were approximately 55% and 45%, respectively.

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

As of September 30, 2010, San Jose Water Company’s funded debt was 55% of total capitalization and the net income available for interest charges was 322% of interest charges. As of September 30, 2010, San Jose Water Company did not have any restrictions in issuing future indebtedness as a result of these terms and conditions.

SJWTX, Inc.’s unsecured senior note agreement has SJW Corp. as a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of the Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2010, SJW Corp. did not have any restrictions in issuing any future indebtedness as a result of these terms and conditions.

SJW Corp. and its subsidiaries have unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $85,000, of which $3,000 is set aside as security for San Jose Water Company’s Safe Drinking Water State Revolving Fund loans. At September 30, 2010, the available unused short-term bank lines of credit was $78,500. These lines of credit bear interest at variable rates. They will expire on June 1, 2012. The cost of borrowing on unsecured bank lines of credit averaged 2% for the first nine months of 2010. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 225% of interest charges. As of September 30, 2010, San Jose Water Company is in compliance with all covenants.

On June 9, 2010, San Jose Water Company entered into a loan agreement with the California Pollution Control Financing Authority (the “Authority”), under which the proceeds from the issuance by the Authority of its 5.10% fixed rate revenue bonds in an aggregate principal amount of $50,000 have been loaned to San Jose Water Company. The loan proceeds have been used by San Jose Water Company to finance, among other things, (i) improvements to the structures and facilities integral to the supply of water throughout the water supply system owned by San Jose Water Company (the “Water System”), (ii) improvements to the distribution system, and

(iii) the acquisition of equipment for the Water System, subject to certain conditions. The loan agreement contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the project funded by the loan proceeds.

Results of Operations:

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

Overview

SJW Corp.’s consolidated net income for the three months ended September 30, 2010 was $10,787, an increase of $2,770, or approximately 35%, from $8,017 in the third quarter of 2009. For the nine months ended September 30, 2010, consolidated net income was $16,288, an increase of $3,737, or approximately 30%, from $12,551 for the same period in 2009. The increase for the three and nine months ended September 30, 2010 was primarily due to the gain on sale of California Water Service Group investment and lower production costs as a result of increased surface water availability.

Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Water Utility Services	$69,503	68,512	$162,413	164,529
Real Estate Services	844	814	2,473	3,012

	$70,347	69,326	$164,886	167,541

The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2010 vs. 2009		Nine months ended September 30, 2010 vs. 2009
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(33)	0%	$(6,148)	-4%
New customers increase	109	0%	257	0%
Rate increases	915	1%	3,775	2%
Real Estate Services	30	0%	(539)	0%

	$1,021	1%	$(2,655)	-2%

Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Water Utility Services	$56,928	56,862	$136,869	140,862
Real Estate Services	658	576	1,773	2,563
All Other	341	219	925	961

	$57,927	57,657	$139,567	144,386

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2010 vs. 2009		Nine months ended September 30, 2010 vs. 2009
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$(541)	-1%	$(3,547)	-2%
Change in usage and new customers	(483)	-1%	(4,658)	-3%
Purchased water and groundwater extraction charge and energy price increase	(127)	0%	670	0%

Total water production costs	(1,151)	-2%	(7,535)	-5%
Administrative and general	1,361	2%	1,075	1%
Other operating expense	95	0%	563	0%
Maintenance	(655)	-1%	(722)	0%
Property taxes and other non-income taxes	174	0%	(745)	-1%
Depreciation and amortization	679	1%	2,071	2%
Income taxes	(233)	0%	474	0%

	$270	0%	$(4,819)	-3%

Water production costs

For the three months ended September 30, the decrease in water production costs was primarily attributable to an increase in the availability of surface water supply in addition to a decrease in usage due to conservation efforts called for by the Santa Clara Valley Water District and lower per unit costs paid for purchased water and energy. For the nine months ended September 30, the decrease in water production costs was also due to an increase in the availability of surface water supply in addition to a decrease in usage due to conservation efforts. These decreases were partially offset by an increase in net higher per unit costs paid for energy and purchased water.

Sources of Water Supply

The Water Utility Services water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water and water purchased from regional wholesalers. Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for the Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% Change	Nine months ended September 30,		Increase/ (decrease)	% Change
	2010	2009			2010	2009
Purchased water	8,636	7,883	753	5%	17,607	18,555	(948)	-3%
Groundwater	5,615	6,872	(1,257)	-8%	12,854	16,206	(3,352)	-8%
Surface water	1,400	1,125	275	2%	4,655	2,759	1,896	5%
Reclaimed water	196	188	8	0%	329	356	(27)	0%

	15,847	16,068	(221)	-1%	35,445	37,876	(2,431)	-6%

The changes in the source of supply mix were consistent with the changes in the water production costs.

Operating expenses, excluding water production costs and income taxes, increased $1,654 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was primarily attributable to an increase of $1,361 in administrative and general expenses primarily due to an increase in retirement benefits, $679 in depreciation expense due to increased depreciable assets and $269 in other operating expenses. These increases were offset by a $655 decrease in maintenance expenses primarily due to a decrease in contracting and paving costs as a result of a decrease in main leak repairs. Income tax expense decreased for the three months ended September 30, 2010 due primarily to lower pre-tax income. The tax rate was 41% and 42%, respectively, for the three months ended September 30, 2010 and 2009.

Operating expenses, excluding water production costs and income taxes, increased $2,242 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase was primarily attributable to an increase of $2,071 in depreciation expense due to increased depreciable assets, $1,075 in administrative and general expenses primarily due to an increase in retirement benefits and $563 in other operating expenses. These increases were offset by a $745 decrease in taxes other than income taxes and $722 in maintenance expenses. In 2009, we assumed the payment of property tax expense on one of our real estate properties resulting from a tenant bankruptcy. Income tax expense increased for the nine months ending September 30, 2010 as a result of higher pre-tax income. The tax rate was 41% for the nine months ended September 30, 2010 and 2009.

The change in other comprehensive income/(loss) for the three and nine months ended September 30, 2010 and 2009 was due to the changes in market value and the sale of the investment in California Water Service Group.

Water Supply

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the Santa Clara Valley Water District (“SCVWD”) under the terms of a master contract with SCVWD expiring in 2051.

On September 20, 2010, SCVWD’s 10 reservoirs were approximately 58% full with 98,375 acre-feet of water in storage. For the first quarter of the rainfall season that commenced on July 1, 2010 and ends on June 30, 2011, there was no measurable rainfall. As of September 30, 2010, San Jose Water Company’s Lake Elsman contained 527 million gallons of which approximately 330 million gallons can be utilized. In addition, there was no rainfall at San Jose Water Company’s Lake Elsman for the season commencing from July 1, 2010 through June 30, 2011, which is close to the five-year average of 0.09 inches for the same period. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2010.

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

On March 24, 2009, the SCVWD board of directors passed a resolution calling for a mandatory 15% reduction in water use, which had been extended through June 2010. To effect water restrictions, SCVWD must work with other political subdivisions that possess the authority to enact and enforce drought ordinances in order to effect such restrictions. San Jose Water Company worked with the CPUC to develop its water conservation plan to comply with the call for a 15% reduction in water use. The CPUC approved the plan, which became effective on August 12, 2009 and remained in effect through June 2010.

On July 13, 2010, the SCVWD board of directors passed a resolution calling for a three-month, 10% mandatory water conservation through September 30, 2010; and implemented a special Board work study session, which included retailers and municipalities, to discuss tiered rates and the effect on water conservation.

On September 28, 2010, the SCVWD board of directors voted to end mandatory conservation, but continued to request a voluntary 10% conservation.

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

On May 1, 2009, San Jose Water Company filed an application with the CPUC requesting authority to increase its authorized Cost of Capital (COC) for the period from January 1, 2010 through December 31, 2012. In the application, San Jose Water Company is requesting a rate of return on rate base of 9.70% for Test Year 2010, a debt-equity capital structure of 47.66%/52.34%, a cost of debt of 7.03%, and an authorized return on equity of 12.125%. A CPUC decision is expected sometime in the fourth quarter of 2010.

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

On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740 or approximately 2.61%. This increase is intended to recover the accumulated balance in the Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”), which covered the period from August 3, 2009 to May 1, 2010. The CPUC authorized San Jose Water Company to establish a MCRAM to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by Santa Clara Valley Water District. As directed by the CPUC’s Water Division, any revenue increase would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. All revenue would be recognized immediately after final approval by the CPUC. A CPUC decision which was previously expected in the third quarter of 2010 is now expected sometime in the fourth quarter of 2010.

On August 27, 2010, Canyon Lake Water Service Company filed a rate case with the Texas Commission on Environmental Quality (“TCEQ”). The filing contains a request for an increase in revenue of 38.4%. The rates will become effective, subject to refund, on or about October 27, with the first bills mailed to customers 30 days later. The Company is also requesting from the TCEQ for a rate base determination. A resolution of the case is not expected for at least 12 months.

On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, is requesting the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP treats surface water from the local watershed by direct media filtration and chlorine disinfection. Over the past 40 years, State and Federal drinking water regulations have changed significantly in areas that the MWTP was not designed to address. The MWTP has aging infrastructure and many of its components are out-dated and at the end of their useful lives. In addition, the concrete structures do not meet current structural and seismic requirements. The total project cost is $73,700 over five years, with the project commencing in 2011. To fund the MWTP upgrades, San Jose Water Company’s application is requesting revenue increases of $490 or 0.22% in 2011, $1,861 or 0.85% in 2012, $7,700 or 3.50% in 2013, $3,547 or 1.61% in 2014 and $843 or 0.38% in 2015 (all at current authorized rate of return).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate line of credit. SJW Corp. also owns 876,840 shares of common stock of California Water Service Group as of September 30, 2010, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.

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

There has been no change in internal control over financial reporting during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

On October 27, 2010, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.17 per share of common stock. The dividend will be paid December 1, 2010 to shareholders of record as of the close of business on November 8, 2010.

ITEM 6.	EXHIBITS

See Exhibit Index located immediately following the Certification of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE: November 5, 2010	By	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	By-Laws of SJW Corp., as amended on July 28, 2010. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 29, 2010.

10.1	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.2	Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective as of January 1, 2011. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 1, 2010. (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.
(2)	Management contract or compensatory plan or agreement.