Form 10-K
period 2010-12-31
SJW CORP
filed 2011-03-01
CIK 766829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $351,876,662 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2011
Common Stock, $0.521 par value per share	18,577,012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 27, 2011, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and its subsidiaries and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect”, “estimate”, “anticipate”, “intends”, “seeks”, “plans”, “projects”, “may”, “should”, “will”, and variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (the “SEC”), specifically the most recent report on Form 10-Q and reports on Form 8-K filed with the SEC, each as it may be amended from time to time.

SJW Corp. undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

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

•

SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 9,200 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 237 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas.

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

Cost of capital adjustments are rate adjustments resulting from the CPUC’s tri-annual establishment of a reasonable rate of return for San Jose Water Company’s capital investments.

The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction charges and purchased power. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes.

On May 1, 2009, San Jose Water Company filed an application with the CPUC requesting authority to increase its authorized Cost of Capital for the period from January 1, 2010 through December 31, 2012. On October 28, 2010, the CPUC issued a decision authorizing a rate of return on rate base of 8.68% for Test Year 2010 (a Test Year constitutes a 12-month period used to determine the revenue required to cover the company’s cost of providing service) and escalation year 2011, a debt-equity capital structure of 48%/52%, a cost of debt of 7.03%, and an authorized return on equity of 10.20%. The CPUC further ordered San Jose Water Company to file its next cost of capital application on or before May 1, 2011 for a new three-year period beginning 2012.

On November 20, 2009, the CPUC approved the most recent general rate increase for San Jose Water Company. In summary, the decision authorizes a rate increase designed to increase revenue by $18,597,000 or 9.24% in Test Year 2010. In accordance with CPUC rules, the subsequent increases for the years 2011 and 2012 are based upon the consumer price indices published in October of the preceding year. On November 23, 2010, San Jose Water Company filed for a year 2011 general rate increase of $7,281,600 or 3.32%. This requested increase was subsequently approved by the CPUC and the rate change became effective on January 1, 2011. The best estimate of the 2012 increase at the time the General Rate Case was approved was $11,088,000 or 4.87%. These rate increases are designed to produce a return on common equity of 10.20%, which is comparable with recent authorized returns for water utilities in California. The stated revenue increases for 2011 and 2012 do not include additional authorized increases associated with scheduled expense and rate base offset filings, rate recovery of planned upgrades to the Montevina Treatment Plant, and the potential supplemental filings for rate recovery for investments in alternative energy projects.

On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740,000 or approximately 2.61%. This increase is intended to recover the accumulated balance in the Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”), which covered the period from August 3, 2009 to May 1, 2010. The CPUC authorized San Jose Water Company to establish a MCRAM to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by Santa Clara Valley Water District (“SCVWD”). As directed by the CPUC’s Division of Water and Audits, any revenue increase would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. All revenue will be recognized immediately after final approval by the CPUC. On November 29, 2010, the CPUC’s Division of Water and Audits rejected the requested revenue increase without prejudice, claiming that the request should be submitted in an application. On December 7, 2010, San Jose Water Company filed a Request for Review of the Rejection. We believe the CPUC’s Division of Water and Audits will issue a decision in the first half of 2011.

On August 20, 2010, San Jose Water Company filed an application with the CPUC seeking authority to issue $50 million of common stock and sell up to the aggregate amount of $100 million in debt securities over the next three years. On January 27, 2011, the CPUC approved this application.

On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP treats surface water from the local watershed by direct media filtration and chlorine disinfection. Over the past 40 years, State and Federal drinking water regulations have changed significantly in areas that the MWTP was not designed to address. The MWTP has aging infrastructure and many of its components are out-dated and at the end of their useful lives. In addition, the concrete structures do not meet current structural and seismic requirements. The total planned project cost is $73,700,000 over five years, with the project commencing in 2011. San Jose Water Company’s application is requesting revenue increases of $490,000 or 0.22% in 2011, $1,861,000 or 0.85% in 2012, $7,700,000 or 3.50% in 2013, $3,547,000 or 1.61% in 2014 and $843,000 or 0.38% in 2015 (all at the current authorized rate of return). A decision on the application is not expected for at least 12 months from the filing date.

On December 16, 2010, the CPUC authorized San Jose Water Company to increase our annual revenue requirement by $55,903 or about 0.02%. This increase is necessary in order to support an annual increase in the capital budget for meter replacement in order to comply with the requirements of the Commission’s General Order No. 103. The rate change became effective on January 1, 2011.

On December 22, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, filed an advice letter with the CPUC requesting authorization to increase revenues by $426,589 or 0.19% via a rate base offset for the recent replacement of the Greenridge Terrace Tank #2. It is expected that the increase will become effective sometime during the first quarter of 2011.

CLWSC is subject to regulation by the Texas Commission on Environmental Quality (“TCEQ”). The TCEQ authorizes rate increases after the filing of an Application for a Rate/Tariff Change. Such filings may be filed anytime but not sooner than 12 months following acceptance by the TCEQ of the previous filing.

On August 27, 2010, CLWSC filed a rate case with the TCEQ requesting an increase in revenue of 38.4%. The increase became effective on October 27, 2010, subject to refund until a final decision on the application is received. CLWSC is also requesting a rate base determination from the TCEQ. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. A resolution of the case is not expected for at least 12 months from the filing date.

Please also see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Industry Segments

See Part II, Item 7 for information regarding SJW Corp.’s business segments.

Description of Business

General

The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water service to approximately 226,000 connections that serve customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territory, all in the County of Santa Clara in the State of California. It distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 9,200 connections that serve approximately 36,000 people in a service area comprising more than 237 square miles in the growing region between San Antonio and Austin, Texas.

San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations and billing and cash remittance services.

In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under the terms of a 25-year lease. The system is adjacent to the San Jose Water Company service area and has approximately 4,500 service connections. Under the terms of the lease, San Jose Water Company paid an up-front $6.8 million concession fee to the City of Cupertino that is amortized over the contract term. San Jose Water Company is responsible for all aspects of system operation including capital improvements.

The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in Water Utility Services’ service areas. Revenue, production costs and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher demand, warm summer months and lowest in the cool winter months.

Water Supply

San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Purchased water provides approximately 40% to 45% of San Jose Water Company’s annual production. San Jose Water

Company pumps approximately 40% to 50% of its water supply from the underground basin and pays a groundwater extraction charge to SCVWD. Surface supply, which during a year of normal rainfall satisfies about 6% to 8% of San Jose Water Company’s annual needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water, increases production costs substantially.

The pumps and motors at San Jose Water Company’s groundwater production facilities are propelled by electric power. Over the last few years, San Jose Water Company has installed standby power generators at 32 of its strategic water production sites. In addition, the commercial office and operations control centers are equipped with standby generators that allow critical distribution and customer service operations to continue during a power outage. SCVWD has informed San Jose Water Company that its filter plants, which deliver purchased water to San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period by pumping water with its standby generators and by using purchased water from SCVWD.

In 2010, the level of water in the Santa Clara Valley groundwater basin, which is managed by the SCVWD, remained comparable to the 30-year average level. On January 3, 2011, SCVWD’s 10 reservoirs were 55.9% full with 94,463 acre-feet of water in storage. The rainfall from July 1, 2010 to January 3, 2011 was approximately 134% of the seasonal average to date. As of December 31, 2010, San Jose Water Company’s Lake Elsman contained 738 million gallons of which approximately 530 million gallons can be utilized. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 25.21 inches for the period from July 1, 2010 through December 31, 2010, which is 169% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2011.

On December 15, 2008, the U.S. Fish and Wildlife Service issued a new Biological Opinion (“BiOp”) and Incidental Take Statement for the Central Valley Project (“CVP”) and the State Water Project (“SWP”) on the Delta smelt. The operating requirements of BiOp replaced the interim remedy ordered by Federal Judge Oliver Wanger in December 2007. The BiOp prescribes a range of operational criteria that are determined based on hydrology, fish distribution, abundance, and other factors. Under a “most likely” scenario, the California Department of Water Resources and United States Bureau of Reclamation estimate that SWP and CVP supplies to SCVWD could be reduced by approximately 17% to 18% of the supply amount they currently receive. Under a “worst case” BiOp scenario, SWP and CVP supplies to SCVWD could be reduced by approximately 32% to 33% of the current supply amount they receive. In addition, while there is some overlap with the California Fish & Game Commission’s restrictions to protect longfin smelt, the longfin pumping restrictions, if triggered, could cause significant supply impacts beyond those estimated to comply with Delta smelt requirements.

On March 24, 2009, the SCVWD board of directors passed a resolution calling for a mandatory 15% reduction in water use, which had been extended through June 2010. To effect water restrictions, SCVWD worked with other political subdivisions that possess the authority to enact and enforce drought ordinances in order to effect such restrictions. San Jose Water Company worked with the CPUC to develop its water conservation plan to comply with the call for a 15% reduction in water use. The CPUC approved the plan, which became effective on August 12, 2009 and remained in effect through June 2010.

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

Franchises

Franchises granted by local jurisdictions permit Water Utility Services to construct, maintain, and operate a water distribution system within the streets and other public properties of a given jurisdiction. San Jose Water Company holds the necessary franchises to provide water in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno and Saratoga, the Town of Los Gatos and the unincorporated areas of Santa Clara County. None of the franchises have a termination date, other than the franchise for the unincorporated areas of Santa Clara County, which terminates in 2020.

Seasonal Factors

Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Demand for water is generally lower during the cooler and rainy winter months. Demand increases in the spring when the temperature rises and rain diminishes.

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

Water Utility Services is currently in compliance with all of the United States Environmental Protection Agency’s (the “EPA”) surface water treatment performance standards, drinking water standards for disinfection by-products and primary maximum contaminant levels. These standards have been adopted and are enforced by the California Department of Public Health and the TCEQ for San Jose Water Company and CLWSC, respectively.

Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to waterways. As part of routine replacement of infrastructure, San Jose Water Company identified legacy equipment containing mercury which was released into the surrounding soil. San Jose Water Company has determined there is no risk of contamination to the water supply, notified the appropriate authorities and remediated the affected area. San Jose Water Company also identified ten other potentially affected sites and will be assessing the mercury impacts, if any, in conjunction with its infrastructure replacement program. SJW Corp. believes there will be no material financial impact related to this matter. When operating conditions allow it, backwash water from Saratoga Water Treatment Plant is discharged to Saratoga Creek as authorized under the Region Wide

General National Pollutant Discharge Elimination System Permit for Discharges from Surface Water Treatment Facilities for Potable Supply (Order R2-2003-0062 prior to March 1, 2010 and Order R2-2009-0033 effective March 1, 2010). San Jose Water Company monitors physical and chemical properties of the effluent in accordance with the permit requirements. The Regional Water Quality Control Board requires these results to be submitted by November 15th of each year in an annual self-monitoring report. In preparation of this report, staff determined that San Jose Water Company exceeded the prescribed limits for total suspended solids and for zinc. San Jose Water Company has suspended discharging under this permit at this time and there is no on-going violation. SJW Corp. believes there will be no material financial impact related to this matter.

San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

As of December 31, 2010, SJW Corp. had 375 employees, of whom 338 were San Jose Water Company employees and 37 were CLWSC employees. At San Jose Water Company, 106 were executive, administrative or supervisory personnel, and 232 were members of unions. On November 23, 2010, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2011 through December 31, 2013. The agreements include a 2% wage increase in 2011, 2% in 2012 and 3% in 2013 for union workers as well as increases in medical co-pays and dental deductibles. As of December 31, 2010, CLWSC had 37 employees, of whom 9 were exempt and 28 were non-exempt employees. Non-exempt employees are subject to overtime but are not union represented.

Officers of the Registrant

Name	Age	Offices and Experience
G.J. Belhumeur	64	San Jose Water Company—Senior Vice President, Operations. Mr. Belhumeur has served as Senior Vice President of Operations since 2004. From 1996 to 2003, Mr. Belhumeur was Vice President of Operations. Mr. Belhumeur has been with San Jose Water Company since 1970.
D.R. Drysdale	55	San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.
C.S. Giordano	54	San Jose Water Company—Officer, Chief Engineer. Mr. Giordano has served as Chief Engineer since June 2007. From August 2000 to June 2007, Mr. Giordano was Director of Engineering and Construction. From January 1994 to August 2000, Mr. Giordano was Assistant Chief Engineer. Mr. Giordano has been with San Jose Water Company since 1994.
P. L. Jensen	51	San Jose Water Company—Vice President, Regulatory Affairs. Mr. Jensen has served as Vice President of Regulatory Affairs since July 2007. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.
J.P. Lynch	51	SJW Corp.—Chief Financial Officer and Treasurer. Mr. Lynch has served as Chief Financial Officer and Treasurer since October 4, 2010. He is also Chief Financial Officer and Treasurer of San Jose Water Company, SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. Prior to joining the Corporation, Mr. Lynch was an Audit Partner with KPMG LLP. Mr. Lynch was with KPMG LLP for 26 years. Mr. Lynch is a certified public accountant.
S. Papazian	35	SJW Corp.—Corporate Secretary and Attorney. Ms. Papazian has served as Corporate Secretary and Attorney for SJW Corp. and San Jose Water Company since February 2005. She is also Corporate Secretary of SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.
W.R. Roth	58	SJW Corp.—President and Chief Executive Officer of SJW Corp., San Jose Water Company, SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. Mr. Roth was appointed Chief Executive Officer of SJW Corp. in 1999 and President in 1996. Mr. Roth has been with San Jose Water Company since 1990.
W.L. Avila-Walker	47	San Jose Water Company—Controller. Ms. Avila-Walker has served as Controller since September 2009. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance.
A. Yip	57	SJW Corp.—Executive Vice President of Finance. Ms. Yip has served as Executive Vice President of Finance for SJW Corp. and San Jose Water Company since August 2008. From October 1996 to August 2008, Ms. Yip served as Chief Financial Officer and Treasurer of SJW Corp., and Senior Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company since April 2004. From January 1999 to April 2004, Ms. Yip served as Vice President of Finance, Chief Financial Officer and Treasurer of San Jose Water Company. She is also Executive Vice President of Finance for SJWTX, Inc., SJW Land Company and Texas Water Alliance Limited. Ms. Yip has been with San Jose Water Company since 1986. Ms. Yip is a certified public accountant.
R.S. Yoo	60	San Jose Water Company—Chief Operating Officer. Mr. Yoo has served as Chief Operating Officer since July 2005. From April 2003 to July 2005, Mr. Yoo was Senior Vice President of Administration. From April 1996 to April 2003, Mr. Yoo was Vice President of Water Quality. Mr. Yoo has served as President of Crystal Choice Water Service LLC from January 2001 to August 2005 and Manager from January 2001 to January 2007. Mr. Yoo was appointed Vice President of SJWTX, Inc. from September 2005 to April 2008. Mr. Yoo has been with San Jose Water Company since 1985.

Financial Information about Foreign and Domestic Operations and Export Sales

SJW Corp.’s revenue and expense are derived substantially from Water Utility Services’ operations located in the County of Santa Clara in the State of California and Comal County in the State of Texas.

Available Information

SJW Corp.’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Corp.’s website at http://www.sjwater.com, as soon as reasonably practicable, after SJW Corp. electronically files such material with, or furnishs such material to, the SEC. The content of SJW Corp.’s website is not incorporated by reference to or part of this report.

You may also obtain a copy of any of these reports directly from the SEC. You may read and copy any material we file or furnish with the SEC at their Public Reference Room, located at 100 F Street N.E., Washington, D.C. 20549. The phone number for information about the operation of the Public Reference Room is 1-800-732-0330. Because we electronically file our reports, you may also obtain this information from the SEC internet website at http://www.sec.gov.

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

Our business is regulated and may be adversely affected by changes to the regulatory environment.

San Jose Water Company and CLWSC are regulated public utilities. The operating revenue of San Jose Water Company and CLWSC result primarily from the sale of water at rates authorized by the CPUC and the TCEQ, respectively. The CPUC and TCEQ set rates that are intended to provide revenues sufficient to recover operating expenses, provide funds for adding new or replacing water infrastructure and produce a fair and reasonable return on common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent rate cases for San Jose Water Company, which has authorized rates for 2010 through 2012, and for CLWSC. In our applications for rate approvals, we rely upon estimates and forecasts to propose rates for approval by the CPUC or TCEQ. No assurance can be given that our estimates and forecasts will be correct or that the CPUC or TCEQ will agree with our estimates and forecasts and approve our proposed rates. To the extent our authorized rates may be too low, revenues may be insufficient to cover Water Utility Services’ operating expenses, capital requirements and SJW Corp.’s historical dividend rate. In addition, delays in approving rate increases may negatively affect our operating results.

In addition, policies and regulations promulgated by the regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow San Jose Water Company and CLWSC to accomplish some or all of the items listed above, Water Utility Services’ future operating results may be adversely affected. Further, from time to time, the commissioners at the CPUC and the TCEQ change. For example, in California, the newly elected Governor recently appointed two new commissioners to the CPUC, and a third position remains open. Such changes could lead to changes in policies and regulations. There can be no assurance that the resulting changes in policies and regulation will not adversely affect our operating results or financial condition.

Recovery of regulatory assets is subject to adjustment by the regulatory agency and could impact the operating results of Water Utility Services.

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets or liabilities would need to be adjusted, which could have an adverse effect on our financial results.

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

Because the extraction of water from the groundwater basin and the operation of the water distribution system require a significant amount of energy, increases in energy prices could increase operating expenses of San Jose Water Company. In the aftermath of the attempt to deregulate the California energy market, energy costs in California continue to be in flux, and therefore San Jose Water Company cannot be certain that it will be able to contain energy costs into the future.

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

Water Utility Services’ operations are seasonal, thus quarterly fluctuation in results of operations may be significant. Rainfall and other weather conditions also affect the operations of Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged or required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues. Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. (See also Part I, Item 1, “Water Supply”)

A contamination event or other decline in source water quality could affect the water supply of Water Utility Services and therefore adversely affect our business and operating results.

Water Utility Services is required under environmental regulations to comply with water quality requirements. Through water quality compliance programs, Water Utility Services continually monitors for contamination and pollution of its sources of water. In addition, a Watershed Management Program provides a proactive approach to minimize potential contamination activities. There can be no assurance that SJW Corp. will continue to comply with all applicable water quality requirements. In the event a contamination is detected, Water Utility Services must either commence treatment to remove the contaminant or procure water from an alternative source. Either of these results may be costly, may increase future capital expenditures and there can be no assurance that the regulators would approve a rate increase to enable us to recover the costs arising from these remedies. In addition, we could be held liable for consequences arising from hazardous substances in our water supplies or other environmental damages. Our insurance policies may not be sufficient to cover the costs of these claims.

Water Utility Services is subject to litigation risks concerning water quality and contamination.

Although Water Utility Services has not been and are not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If Water Utility Services is subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has product liability insurance coverage for bodily injury and property damage, pollution is excluded from this coverage. In addition, our pollution liability policy does not extend coverage for product liability.

New or more stringent environmental regulations could increase Water Utility Services’ operating costs and affect its business.

Water Utility Services’ operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies.

Stringent environmental and water quality regulations could increase Water Utility Services’ water quality compliance costs, hamper Water Utility Services’ available water supplies, and increase future capital expenditure.

Under the federal Safe Drinking Water Act, Water Utility Services is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. Water Utility Services is currently in compliance with all of the primary maximum contaminant levels promulgated to date. Additional or more stringent requirements may be adopted by each state. There can be no assurance that Water Utility Services will be able to continue to comply with all water quality requirements.

Water Utility Services has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. It is possible that new or more stringent environmental standards could be imposed that will raise Water Utility Services’ operating costs. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. Water Utility Services continues to seek mechanisms for recovery of government-mandated environmental compliance costs. There are currently limited regulatory mechanisms and procedures available to the company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.

Water Utility Services rely on information technology and systems that are key to business operations, therefore a disruption in service could adversely affect business operations.

Information technology is key to the operation of Water Utility Services, including but not limited to bill remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate the distribution system. A disruption of a business system that supports any of these functions could significantly impact our ability to provide services to our customers and adversely affect our operating results.

The water utility business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. If SJW Corp. is unable to obtain sufficient capital or if the rates at which we borrow increase, there would be a negative impact on our results of operations.

The water utility business is capital-intensive. SJW Corp. funds capital expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances and borrowing. We cannot provide any assurance that the historical sources of funds for capital expenditures will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. A significant change in any of the funding sources could impair the ability of Water Utility Services to fund its capital expenditures, which could impact our ability to grow our utility asset base and earnings. Any increase in the cost of capital through higher interest rates or otherwise could adversely affect our results of operations.

Our ability to borrow funds may be affected by the ongoing national and international financial crisis. Disruptions in the capital and credit markets or further deteriorations in the strength of financial institutions could adversely affect SJW Corp.’s ability to draw on its line of credit or issue long-term debt. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.’s cost of capital.

We operate in areas subject to natural disasters or that may be the target of terrorist activities.

We operate in areas that are prone to earthquakes, fires and other natural disasters. A significant seismic event in northern California, where the majority of our operations are concentrated, or other natural disaster in northern California or Texas could adversely impact our ability to deliver water to our customers and our costs of operations. A major disaster could damage or destroy substantial capital assets. The CPUC and TCEQ have historically allowed utilities to establish catastrophic event memorandum accounts as a possible mechanism to recover costs. However, we can give no assurance that the CPUC, TCEQ, or any other commission would allow any such cost recovery mechanism in the future.

In light of the threats to the nation’s health and security since the September 11, 2001 terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the CPUC will approve a rate increase to recover all or part of such costs and, as a result, the company’s operating results and business may be adversely affected. Further, despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.

A failure of our reservoirs, storage tanks, mains or distribution networks could result in losses and damages that may affect our financial condition and reputation.

We distribute water through an extensive network of mains and store water in reservoirs and storage tanks located across our service areas. A failure of major mains, reservoirs, or tanks could result in injuries and damage to residential and/or commercial property for which we may be responsible, in whole or in part. The failure of major mains, reservoirs or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by governmental regulators, which could adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

SJW Land Company has a significant real estate portfolio.

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

•

Market and general economic risks—real estate investment is tied to overall domestic economic growth and, therefore, carries market risk which cannot be eliminated by diversification. Generally, all property types benefit from national economic growth, though the benefits range according to local factors, such as local supply and demand and job creation. Because real estate leases are typically staggered and last for multiple years, there is generally a delayed effect in the performance of real estate in relation to the overall economy. This delayed effect can insulate or deteriorate the financial impact to SJW Land Company in a downturn or an improved economic environment.

Vacancy rates can climb and market rents can be impacted and weakened by general economic forces, therefore affecting income to SJW Land Company.

The value of real estate can drop materially due to a deflationary market, decline in rental income, market cycle of supply and demand, long lag time in real estate development, legislative and governmental actions, environmental concerns, increases in rates of returns demanded by investors, and fluctuation of interest rates, eroding any unrealized capital appreciation and, potentially, invested capital.

A drop in the value of a real estate property or increase in vacancy could result in reduced future cash flows to amounts below the property’s current carrying value and result in an impairment charge if we determine the carrying value is below fair value.

•

Concentration/Credit risk—the risk of a tenant declaring bankruptcy and seeking relief from its contractual rental obligation could affect the income and the financial results of SJW Land Company. Diversification of many tenants across many properties may mitigate the risk, but can never eliminate it. This risk is most prevalent in a recessionary environment.

The success of SJW Land Company’s real estate investment strategy depends largely on ongoing local, state and federal land use development activities and regulations, future economic conditions, the development and fluctuations in the sale of the undeveloped properties, the ability to identify the developer/potential buyer of the available-for-sale real estate, the timing of the transaction, favorable tax law, the ability to identify and acquire high quality, relatively low risk replacement property at reasonable terms and conditions, and the ability to maintain and manage the replacement property.

There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Dividends on our common stock will only be paid if and when declared by our Board of Directors. Our earnings, financial condition, capital requirements, applicable regulations and other factors, including the timeliness and adequacy of rate increases, will determine both our ability to pay dividends on common stock and the amount of the dividends declared by our Board of Directors. There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.

Our business strategy, which includes acquiring water systems, developing and investing in real estate and expanding nonregulated contract services, will expose us to new risks which could have a material adverse effect on our business.

Our business strategy focuses on the following: (1) regional regulated water utility operations, (2) regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC in California and the TCEQ in Texas, and (3) out-of-region water and utility related services, primarily in the Western United States. The execution of our business strategy will expose us to different risks than those associated with the current utility operations. Costs are incurred in connection with the execution of our business strategy and risks are involved in potential integration of acquired businesses/properties which could require significant costs and cause diversion of management’s time and resources. Any future acquisition we decide to undertake may involve risks and have a material adverse effect on our core business, impact our ability to finance our business and affect our compliance with regulatory requirements. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls.

Other factors that could affect operating results.

Other factors that could adversely affect our operating results include the following:

•	The level of labor and non-labor operating and maintenance expenses as affected by inflationary forces and collective bargaining power could adversely affect our operating and maintenance expenses.

•

The City of Cupertino lease operation could be adversely affected by: (1) the level of capital requirements, (2) the ability of San Jose Water Company to raise rates through the Cupertino City Council, and (3) the level of operating and maintenance expenses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 259 million gallons, and all water facilities, equipment, office buildings and other property necessary to supply its customers.

San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s groundwater pumping stations have a production capacity of approximately 267 million gallons per day and the present capacity for taking purchased water is approximately 179 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2010, a maximum and average of 183 million gallons and 118 million gallons of water per day, respectively, were delivered to the system.

CLWSC maintains a certificated service area that covers approximately 237 square miles located in the southern region of the Texas hill country in Comal and Blanco counties. Our service area surrounds an 8,200 surface acre reservoir (Canyon Lake). Production wells are located in an unregulated portion of the Trinity aquifer and have the ability to pump a combined 2.4 billion gallons annually. CLWSC has contracts for 1.9 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates two surface water treatment plants with a combined production capacity of 6.5 million gallons per day. CLWSC has 474 miles of transmission and distribution mains and maintains 53 storage tanks with a total storage capacity of 6.2 million gallons.

Water Utility Services hold all of its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

SJW Land Company owns approximately 93 acres of property in the states of Connecticut, Florida, Texas, Arizona and Tennessee and approximately five undeveloped acres of land and two acres of land with commercial properties primarily in the San Jose metropolitan area. One of the two commercial buildings in San Jose, California is owned by SJW Land Company, which has a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership that owns and operates an office building. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of FASB ASC Topic 810—“Consolidation.” The following table is a summary of SJW Land Company properties described above:

				Percentage as of December 31, 2010 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	25%	11%
Warehouse building	Windsor, Connecticut	17	170,000	21%	8%
Warehouse building	Orlando, Florida	8	147,000	12%	5%
Retail building	El Paso, Texas	2	14,000	9%	1%
Warehouse building	Phoenix, Arizona	11	176,000	23%	8%
Warehouse building	Knoxville, Tennessee	30	361,500	N/A	38%
Commercial building	Knoxville, Tennessee	15	135,000	10%	29%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

Item 3.	Legal Proceedings

SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.’s business, financial position, results of operations or cash flows.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

SJW Corp.’s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Corp.’s common stock for each quarter in the 2010 and 2009 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8.

As of December 31, 2010, there were 475 record holders of SJW Corp.’s common stock.

Dividends

Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 269 consecutive quarters and the annual dividend amount has increased in each of the last 43 years. Additional information as to the cash dividends paid on common stock in 2010 and 2009 is contained in the section captioned “Dividend per share” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.

Five-Year Performance Graph

The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.’s common stock with the cumulative total return on the Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2010. The comparison assumes $100 was invested on December 31, 2005 in SJW Corp.’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T:

	2005	2006	2007	2008	2009	2010
SJW Corp.	100	174	159	140	109	131
Water Utility Index	100	99	93	86	83	95
S&P 500	100	116	122	77	97	112

The Water Utility Index is the 10 water company Water Utility Index prepared by Wells Fargo Securities, LLC.

Item 6.	Selected Financial Data

FIVE YEAR STATISTICAL REVIEW

SJW Corp. and Subsidiaries

	2010	2009	2008	2007	2006
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)

Operating revenue	$215,638	216,097	220,347	206,601	189,238
Operating expense:
Purchased water	43,557	45,317	48,291	48,596	44,896
Power	6,429	6,582	7,559	7,532	5,170
Groundwater extraction charges	26,614	31,635	34,368	30,141	18,737
Administrative and general	30,134	27,658	23,688	22,334	21,108
Other	18,752	17,861	16,390	14,907	15,095
Maintenance	12,242	13,172	13,123	11,628	10,189
Property taxes and other non-income taxes	7,907	8,549	6,793	6,307	5,893
Depreciation and amortization	28,331	25,643	24,043	22,854	21,299
Impairment on real estate investment	3,597	—	—	—	—
Income taxes	8,964	10,280	13,198	12,549	15,298

Total operating expense	186,527	186,697	187,453	176,848	157,685

Operating income	29,111	29,400	32,894	29,753	31,553
Interest expense, other income and deductions	(4,705)	(14,229)	(11,433)	(10,430)	7,028

Net income	24,406	15,171	21,461	19,323	38,581
Dividends paid	12,603	12,202	11,875	11,089	10,549

Invested in the business	$11,803	2,969	9,586	8,234	28,032

CONSOLIDATED PER SHARE DATA (BASIC)

Net income	$1.32	0.82	1.17	1.05	2.11
Dividends paid	$0.68	0.66	0.65	0.60	0.57
Shareholders’ equity at year-end	$13.76	13.67	13.81	12.92	12.48

CONSOLIDATED BALANCE SHEET (in thousands)

Utility plant and intangible assets	$1,036,909	944,026	878,743	816,310	740,419
Less accumulated depreciation and amortization	322,102	298,921	272,562	255,025	234,173

Net utility plant	714,807	645,105	606,181	561,285	506,246

Net real estate investment	80,089	80,812	82,489	84,195	40,565
Total assets	935,362	878,474	850,877	767,326	705,864
Capitalization:
Shareholders’ equity	255,032	252,756	254,326	236,934	228,182
Long-term debt	295,704	246,879	216,613	216,312	163,648

Total capitalization	$550,736	499,635	470,939	453,246	391,830

OTHER STATISTICS—WATER UTILITY SERVICES (unaudited)

Average revenue per customer	$916.44	919.95	914.46	860.23	809.56
Investment in utility plant per customer	$4,407	4,019	3,751	3,499	3,196
Customers at year-end	235,300	234,900	234,300	233,300	231,700
Miles of main at year-end	2,883	2,881	2,814	2,743	2,739
Water production (million gallons)	45,493	47,900	51,961	51,922	49,302
Maximum daily production (million gallons)	196	192	204	205	229
Population served (estimate)	1,060,600	1,058,800	1,056,100	1,051,600	1,044,400

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company, is a public utility in the business of providing water service to approximately 9,200 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 237 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas.

Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.

Business Strategy

SJW Corp. focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations.

(2)	Regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC in California and the TCEQ in Texas.

(3)	Out-of-region water and utility related services, primarily in the Western United States.

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

San Jose Water Company also seeks appropriate nonregulated business opportunities that complement its existing operations or that allow it to extend its core competencies beyond existing operations. San Jose Water Company seeks opportunities to fully utilize its capabilities and existing capacity by providing services to other regional water systems, which also benefits its existing regional customers through increased efficiencies.

Out-of-Region Opportunities

SJW Corp. also from time to time pursues opportunities to participate in out-of-region water and utility related services, particularly regulated water businesses, in the Western United States. SJW Corp. evaluates out-of-region and out-of-state opportunities that meet SJW Corp.’s risk and return profile.

The factors SJW Corp. considers in evaluating such opportunities include:

•	potential profitability;

•	regulatory environment;

•	additional growth opportunities within the region;

•	water supply, water quality and environmental issues;

•	capital requirements;

•	general economic conditions; and

•	synergy potential.

SJW Corp. cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities noted above. In addition, any transaction will involve numerous risks, including the possibility of incurring more costs than benefits derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s attention from day-to-day operations of the business, the potential for a negative impact on SJW Corp.’s financial position and operating results, entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.

SJW Corp.’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land and owns and operates a portfolio of commercial buildings in the states of California, Florida, Connecticut, Texas, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company implements its investment strategy by acquiring properties or exchanging properties for similar investments in tax-free exchanges. SJW Land Company’s real estate investments diversify SJW Corp.’s asset base.

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

Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services’ estimates is determined. As of December 31, 2010 and 2009, accrued unbilled revenue was $12,717,000 and $12,435,000, respectively.

Unaccounted-for water for 2010 and 2009 approximated 7.2% and 7.8%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.

Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2010, 2009 and 2008, the surcharge was $3,046,000, $3,303,000 and $2,999,000, respectively.

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

Recognition of Regulatory Assets and Liabilities

Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized for the years ending December 31, 2010, 2009 and 2008. Net regulatory assets recorded by San Jose Water Company were $87,721,000 and $78,525,000 as of December 31, 2010 and 2009, respectively.

Pension Plan Accounting

San Jose Water Company offers a Pension Plan, an Executive Supplemental Retirement Plan and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases expected to be received by the employees, mortality, turnover and medical costs. See assumptions and disclosures detailed in Note 10 of “Notes to Consolidated Financial Statements.”

The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives (the “Committee”). The Committee has retained an investment consultant, presently Wells Fargo Advisors, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and manager due diligence. Investment decisions have been delegated by the Committee to investment managers. Investment guidelines provided in the Investment Policy Statement require that at least 25% of the plan assets be invested in fixed income securities. As of December 31, 2010, the plan assets consist of approximately 36% bonds, 21% cash equivalents, and 43% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s as defined by the Investment Policy Statement. The investment manager performance is reviewed regularly by the investment consultant who provides quarterly reports to the Committee for review.

Plan assets are marked to market at each measurement date. The investment trust assets incur unrealized market gains or losses from time to time. As a result, the pension expense in 2010 included the amortization of unrealized market gains on pension assets. Unrealized market gains and losses on pension assets are amortized over 12.78 years for actuarial expense calculation purposes. Market gains in 2009 decreased pension expense by approximately $709,000 in 2010 and market losses in 2008 increased pension expense by approximately $2,313,000 in 2009.

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

Balancing accounts are currently being maintained for the following items: purchased water, purchased power and groundwater extraction charges. The amount in the balancing account varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection while, during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. In addition, San Jose Water Company maintains balancing accounts for pensions and other approved activities.

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

The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, mandatory conservation, unforeseen water quality expenses related to new Federal and state water quality standards, energy efficiency and recovery of capital improvement costs. Rate recovery for these memorandum accounts are generally allowed in the next general rate cases.

In the case where the Company’s balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, the Company can request the CPUC to recognize the amounts in such accounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter. If such amounts are authorized for inclusion into customer rates, revenue would be recognized at the time authorization is received pursuant to ASC Topic 605 and Sub-topic 980-605—“Revenue Recognition.”

If the balancing or memorandum-type accounts had been recognized in San Jose Water Company’s financial statements, San Jose Water Company’s retained earnings would be decreased by the amount of surcredits in the case of over-collection or increased by the surcharges in the case of under-collection, less applicable taxes.

As of December 31, 2010, the total balance in San Jose Water Company’s balancing accounts, including interest, was an under-collection of $2,596,000. As of December 31, 2010, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was an under-collection of $5,217,000. An under-collection of $5,740,000 is included in this amount relating to the Company’s Mandatory Conservation Revenue Adjustment Memorandum Account. All balancing and memorandum-type accounts will be reviewed by the CPUC in San Jose Water Company’s next general rate case.

Factors Affecting Our Results of Operations

SJW Corp.’s financial condition and results of operations are influenced by a variety of industry-wide factors including the following:

•	economic utility regulation;

•	weather;

•	water usage per customer;

•	production costs;

•	infrastructure investment;

•	compliance with environmental, health and safety standards; and

•	customer growth.

Economic Utility Regulation

Water Utility Services is generally subject to extensive economic regulation by their respective state Public Utility Commissions. Regulatory policies not only vary from state to state, they may change over time. In addition, there is frequently a delay, or regulatory lag, between the time a capital investment is made, a consumption decrease occurs, or an operating expense increases and when those items are reflected in rates.

San Jose Water Company employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, mandatory conservation, unforeseen water quality expenses related to new Federal and state water quality standards, energy efficiency and recovery of capital improvement costs. Rate recovery for these memorandum accounts are generally allowed in the next general rate cases. San Jose Water Company also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges and pension costs for later recovery.

Regulatory risk is mitigated by use of a forward-looking test year which allows the return on and return of utility plant on a forecasted basis as it is placed in service and interim rate relief is allowed while a General Rate Case is pending.

Pursuant to Texas regulation, CLWSC employs a historical test year but requested rates can be placed into effect after sixty days which alleviates regulatory lag. Additionally, rate cases may be filed as necessary but not more often than once every 12 months.

Infrastructure Investment

The water utility business is capital-intensive. In 2010 and 2009, Company-funded capital improvements were $95,500,000 and $55,800,000, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $70,000,000 in 2011 and $469,000,000 over the next five years. SJW Corp. funds these expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances, equity issuances and borrowings. SJW Corp. relies upon a line of credit, which will expire on June 1, 2012, to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. SJW Corp., SJW Land Company and San Jose Water Company renewed their lines of credit in 2010. In addition, in the second quarter of 2010, San Jose Water Company entered into a loan agreement with the California Pollution Control Financing Authority for $50,000,000 in revenue bonds. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2010 activities, which were at a time of difficult credit markets, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.

Compliance with Environmental, Health and Safety Standards

Water Utility Services’ operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies. Under the federal Safe Drinking Water Act, Water Utility Services is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. Water Utility Services has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. We incur substantial costs associated with compliance with environmental, health and safety and water quality regulation to which our Water Utility Services is subject.

Environmental, health and safety and water quality regulations are complex and change frequently, and the overall trend has been that they have become more stringent over time. It is possible that new or more stringent environmental standards and water quality regulations could be imposed that will increase Water Utility Services’ water quality compliance costs, hamper Water Utility Services’ available water supplies, and increase future capital expenditures. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. In the past, Water Utility Services has generally been able to recover expenses associated with compliance related to environmental, health and safety standards, but this recovery is affected by regulatory lag and the corresponding uncertainties surrounding rate recovery.

Production Costs

Water Utility Services’ operations require significant production inputs which result in significant production costs. These costs include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2010, production costs accounted for approximately 41.1% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.

Customer Growth

Customer growth in our Water Utility Services is driven by (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territory. During 2010, 2009 and, 2008, we had cash outflows of $3,504,000, $6,436,000 and $0, respectively, for acquisitions and water rights which will allow us to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.

Declining Water Usage Per Customer

Increased water conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, have contributed to a trend of declining water usage per residential customer. Additionally, in the current economic environment, business water usage continues to decline. The decline for San Jose Water Company in residential and business usage from 2009 to 2010 was 4.9% and 3.2%, respectively. The decline for CLWSC in combined residential and business usage from 2009 to 2010 was 6.8%. Fluctuations in customer demand for water could also be due to seasonality, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations.

Water Supply

Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water is affected by weather conditions, in particular during the warmer months. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for outside irrigation of lawns and landscaping. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. These restrictions may be imposed at a regional or state level and may affect our service areas regardless of our readiness to meet unrestricted customer demands. San Jose Water Company believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD, will be sufficient to meet customer demand for 2011. In addition, San Jose Water Company actively works with the SCVWD to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CLWSC believes that they will be able to meet current and future customer water demands with their water supply which consists of groundwater from wells and purchased raw water from the GBRA.

Results of Operations

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

Overview

SJW Corp.’s consolidated net income for the year ended December 31, 2010 was $24,406,000, compared to $15,171,000 for the same period in 2009. This represents an increase of $9,235,000 or 61% from 2009. The increase was primarily due to the gain on sale of California Water Service Group stock and lower production costs as a result of increased surface water availability. The increase was offset by lower customer demand for water, an increase in depreciation expense due to increased depreciable assets, a real estate impairment, and an increase in interest expenses due to the issuance of $50,000,000 in California Pollution Control Financing Authority revenue bonds and a full year of interest expense on our Series J and Series K Senior Notes which were issued in February 2009 and May 2009, respectively.

SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals, are collectively referred to as “Real Estate Services.”

Operating Revenue

Operating revenue by segment was as follows:

Operating Revenue

	2010	2009	2008
	(in thousands)
Water Utility Services	$212,078	212,270	213,801
Real Estate Services	3,560	3,827	6,546

	$215,638	216,097	220,347

The change in consolidated operating revenues was due to the following factors:

	2010 vs. 2009 Increase/(decrease)		2009 vs. 2008 Increase/(decrease)
	(in thousands)
Water Utility Services:
Consumption changes	$(5,504)	(3)%	$(12,771)	(6)%
New customers increase	354	—	576	—
Rate increases	4,958	3%	10,664	5%
Real Estate Services	(267)	—	(2,719)	(1)%

	$(459)	—	$(4,250)	(2)%

2010 vs. 2009

The revenue decrease consists of $192,000 from Water Utility Services and $267,000 from Real Estate Services.

The revenue decrease for Water Utility Services is primarily the result of a decrease in consumption of $5,504,000 which was offset by increases in rates of $4,958,000 and sales to new customers of $354,000.

The revenue decrease for Real Estate Services was primarily the result of lower rental income from our Tennessee properties and SJW Land Company’s 70% limited partnership interest in 444 West Santa Clara Street. The former tenant which leased SJW Land Company’s office and distribution buildings in Knoxville, Tennessee under triple net leases had paid through May 2009. The new tenant has leased only a portion of the office building since October 2010. The international real estate firm that occupies the building in which SJW Land Company has a 70% limited partnership interest renegotiated the lease terms during the year which lowered the monthly rental payments but extended the term an additional seven years.

2009 vs. 2008

The revenue decrease consists of $1,531,000 from Water Utility Services and $2,719,000 from Real Estate Services.

The revenue decrease for Water Utility Services is primarily the result of a decrease in consumption of $12,771,000 which was offset by increases in rates of $10,664,000 and sales to new customers of $576,000.

The revenue decrease for Real Estate Services was primarily the result of its tenant informing SJW Land Company in the first quarter of 2009 that they intended to liquidate their operations after filing for Chapter 11 bankruptcy. Such tenant leased a 135,000 square foot office building and a 361,500 square foot distribution building from SJW Land Company in Knoxville, Tennessee under triple net leases which had been paid through May 2009.

Water Utility Services’ Operating Revenue and Customer Counts

The following tables present operating revenues and number of customers by customer group of Water Utility Services:

Operating Revenue by Customer Group

	2010	2009	2008
	(in thousands)
Residential and business	$195,431	195,762	195,901
Industrial	1,031	924	1,067
Public authorities	9,306	9,968	11,227
Others	6,310	5,616	5,606

	$212,078	212,270	213,801

Number of Customers

	2010	2009	2008
Residential and business	229,933	229,496	228,794
Industrial	75	77	77
Public authorities	1,447	1,496	1,591
Others	3,845	3,831	3,838

	235,300	234,900	234,300

Operating Expense

Operating expense by segment was as follows:

Operating Expense

	2010	2009	2008
	(in thousands)
Water Utility Services	$180,211	182,130	183,774
Real Estate Services	4,682	3,233	2,995
All Other	1,634	1,334	684

	$186,527	186,697	187,453

The change in consolidated operating expenses was due to the following factors:

	2010 vs. 2009 Increase/(decrease)		2009 vs. 2008 Increase/(decrease)
	(in thousands)
Water production costs:
Change in surface water supply	$(2,964)	(2)%	$(2,578)	(2)%
Change in usage and new customers	(4,624)	(2)%	(7,314)	(4)%
Purchased water and groundwater extraction charge and energy price increase	654	—	3,208	2%

Total water production costs	(6,934)	(4)%	(6,684)	(4)%
Administrative and general	2,476	1%	3,970	2%
Other operating expense	891	—	1,471	1%
Maintenance	(930)	—	49	—
Property taxes and other non-income taxes	(642)	—	1,756	1%
Depreciation and amortization	2,688	2%	1,600	1%
Impairment on real estate investment	3,597	2%	—	—
Income taxes	(1,316)	(1)%	(2,918)	(1)%

	$(170)	—	$(756)	—

The various components of operating expenses are discussed below.

Water production costs

2010 vs. 2009

Water production costs decreased due to a decrease in customer usage of $4,624,000 and $2,964,000 in decreased surface water supply costs due to increased availability of surface water supply in 2010 compared to 2009, offset by $654,000 in net higher per unit costs paid for purchased water, groundwater extraction charge and energy.

2009 vs. 2008

Water production costs decreased due to a decrease in customer usage of $7,314,000 and $2,578,000 in decreased surface water supply costs due to increased availability of surface water supply in 2009 compared to 2008, offset by $3,208,000 in purchased water and groundwater extraction charge price increases.

Sources of Water Supply

Water Utility Services’ water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water and water purchased from regional wholesalers. Surface water is the least expensive source of water. The following table presents the sources of water supply for Water Utility Services:

	Source of Water Supply
	2010	2009	2008
	(million gallons) (MG)
Purchased water	22,767	23,588	26,436
Groundwater	17,125	20,277	22,839
Surface water	5,203	3,613	2,283
Reclaimed water	398	422	404

	45,493	47,900	51,962

Average water production cost per MG	$1,684	1,744	1,736

Water production in 2010 for Water Utility Services decreased 2,407 million gallons from 2009. Water production in 2009 decreased 4,062 million gallons from 2008. The changes are primarily attributable to changes in consumption by customers and are consistent with the related water production changes.

The contractual cost of purchased water was $1,903 per million gallons and the groundwater extraction charge for water pumped from the ground basin was $1,596 per million gallons for each of the years ended December 31, 2010, 2009 and 2008.

Other Operating Expense

The components of other operating expenses include payroll, material and supplies, and contract water service costs of operating Water Utility Services, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, and operation of offices.

The following table represents components of other operating expense:

	2010	2009	2008
	(in thousands)
Water supply	$1,132	1,078	1,139
Water treatment and quality	3,166	2,932	2,924
Pumping	2,553	2,363	2,257
Transmission and distribution	3,850	3,700	3,551
Customer accounts	6,899	6,729	6,273
Other	1,152	1,059	246

Total other operating expenses	$18,752	17,861	16,390

2010 vs. 2009

Other operating expense increased $891,000 in 2010 or 5% in comparison to 2009. The increase consisted primarily of: (1) $304,000 due to salary increases and new hires, (2) $273,000 in contracted work, (3) $150,000 in the cost of certain maintenance agreements, and (4) $164,000 in materials, supplies, postage and miscellaneous expenses.

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

Administrative and General Expense

Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.

2010 vs. 2009

Administrative and general expense increased $2,476,000 in 2010 or 9% in comparison to 2009. The increase consisted primarily of: (1) $1,797,000 in pension and retirement expenses, of which approximately $970,000 was due to San Jose Water Company updating its expected return on plan assets assumption, (2) $573,000 due to salary increases and new hires, (3) $360,000 due to the increased cost of health insurance, offset by (4) $254,000 decrease in miscellaneous expenses. SJW Corp. anticipates an increase in pension and retirement expenses in 2011 due to changes in the assumptions utilized on the actuarial calculations. San Jose Water Company updated its discount rate and expected return on plan investment assets assumptions in November 2010 to reflect the approved redistribution of investments held between equity and fixed income securities in its plan investment portfolio. In addition, on November 23, 2010, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2011 through December 31, 2013. The agreements include a 2% wage increase in 2011, 2% in 2012 and 3% in 2013 for union workers as well as increases in medical co-pays and dental deductibles.

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

Maintenance Expense

Maintenance expense decreased $930,000 in 2010 or 7% in comparison to 2009, and increased $49,000 in 2009 or less than 1% in comparison to 2008. The decrease in 2010 consisted primarily of: (1) $498,000 in salaries due to a decrease in overtime and an increase in time charged to capital projects, (2) $415,000 decrease in contracted work, paving, and materials and supplies as a result of a decrease in main leak repairs and (3) $17,000 decrease in miscellaneous expenses. In addition, the level of maintenance expense varies with the level of public work projects instituted by local government agencies, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.’s facilities.

Property Taxes and Other Non-income Taxes

Property taxes and other non-income taxes for 2010 and 2009 decreased $642,000 and increased $1,756,000, respectively. The decrease in 2010 was primarily due to a reduction in property taxes for the Tennessee properties. The increase in 2009 was primarily due to property taxes for the Tennessee properties that previously had been borne by the tenant under triple net leases.

Depreciation

Depreciation expense increased $2,688,000 in 2010 or 10% in comparison to 2009 due to an increase in depreciable assets. Depreciation expense increased $1,600,000 in 2009 or 7% in comparison to 2008 due to an increase in depreciable assets.

Impairment on Real Estate Investment

In connection with the execution of an option agreement, SJW Land Company determined that a change in circumstances had occurred requiring a recoverability test on one of its real estate investments in Tennessee. As a result of the recoverability test and subsequent assessment of fair value, we determined that the property was impaired. SJW Land Company recorded a pre-tax impairment of $3,597,000 on the real estate investment during the year ended December 31, 2010. No impairments occurred during the same period in 2009 and 2008. Please refer to Note 15, “Impairment of Tennessee Distribution Facility,” of Notes to Consolidated Financial Statements for further information.

Income Tax Expense

Income tax expense for 2010 was $8,964,000, compared to $10,280,000 in 2009, excluding taxes during 2010 on the gain on sale of California Water Service Group stock of $7,776,000.

The effective consolidated income tax rate for 2010, 2009 and 2008 was 41%, 40% and 40%, respectively. Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for the reconciliation of actual income tax expense to expected income taxes.

Other Income and Expense

Interest expense, including interest on long-term debt and mortgages, increased $1,713,554 or 11% in 2010 compared to 2009. In June 2010, San Jose Water Company entered into a loan agreement with the California Pollution Control Financing Authority, under which the proceeds from the issuance by the California Pollution Control Financing Authority of its 5.10% fixed rate revenue bonds in an aggregate principal amount of $50,000,000 have been loaned to San Jose Water Company. In addition, San Jose Water Company incurred a full year of interest on Series J and Series K Senior Notes which were issued in February 2009 and May 2009, respectively. SJW Corp.’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs was 6.6% for the year ended December 31, 2010 and 6.9% for each of the years ended December 31, 2009 and 2008.

Other income for the year ended December 31, 2008, included an after-tax gain of $1,224,000 related to the sale of properties. Please refer to Note 12, “Sale of Real Estate Investments,” under Notes to Consolidated Financial Statements.

Other comprehensive loss in 2010 was $10,828,000, net of tax, due to a change in the market value of the investment in California Water Service Group of $44,000 and the recognition of unrealized holding gains of $10,784,000 that was reclassified out of accumulated other comprehensive income due to the sale of California Water Service Group stock during the year. Other comprehensive loss in 2009 was $6,236,000, net of tax, due to a decrease in the market value of the investment in California Water Service Group.

Liquidity and Capital Resources

Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers’ on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Corp. operates. The current United States recession and related high unemployment rate may have the effect of increasing payment delinquencies. However, such delinquencies are mitigated by service interruptions due to non-payment and the related customer policies. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost of living during this recessionary environment. As of December 31, 2010, the change in the number of customers has been minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Funds collected from Water Utility Services’ customers are used to pay for water production costs, in addition to all costs associated with general operations. Funds are also generated by the issuance of new debt. From these amounts, SJW Corp. paid cash dividends of approximately $12,603,000 and funded its working capital in 2010. The remaining amount is available to fund SJW Corp.’s capital expenditure program.

The condition of the capital and credit markets or the strength of financial institutions could impact SJW Corp.’s ability to draw on its line of credit or issue long-term debt. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2010 activities, which were at a time of difficult credit markets, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.

In 2010, the common dividends declared and paid on SJW Corp.’s common stock represented 52% of net income for 2010. Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 269 consecutive quarters and the annual dividend amount has increased in each of the last 43 years. While historically SJW Corp. has paid dividends equal to approximately 50% to 60% of its net income, SJW Corp. cannot guarantee that trend will continue in the future.

Cash Flow from Operations

In 2010, SJW Corp. generated cash flow from operations of approximately $37,200,000, compared to $54,500,000 in 2009 and $51,800,000 in 2008. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets and impairment on real estate investments. Cash flow from operations decreased in 2010 by approximately $17,300,000. This decrease was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains and losses from asset activity decreased $1,700,000, (2) general working capital changes caused a $4,400,000 increase, (3) an increase in rates which resulted in a higher accounts receivable balance drove a decrease in working capital of $3,900,000, (4) taxes paid were $10,500,000 greater than the prior year and (5) net payments for postretirement benefits drove a decrease of $5,600,000. The increase in 2009 of cash flow from operations of approximately $2,700,000 was affected by an increase in working capital and employee benefits of $5,900,000 and a $3,200,000 decrease in net income adjusted for non-cash items. The increase in working capital was primarily due to an increase in accounts receivable, accrued unbilled utility revenue, accounts payable, purchased power, other current liabilities, accrued taxes and postretirement benefit liability offset by a decrease in accrued payroll from 2008 to 2009.

Cash Flow from Investing Activities

In 2010, SJW Corp. used approximately $95,500,000 of cash for company funded capital expenditures, $4,400,000 for developer funded capital expenditures, $4,500,000 for real estate investments which relate to the leasehold improvement additions for the office building located in Knoxville, Tennessee, and $3,500,000 for acquisitions. These uses were offset by proceeds of $33,900,000 related to the sale of California Water Service Group stock. In 2009, SJW Corp. used approximately $55,800,000 of cash for company funded capital expenditures, $1,500,000 for developer funded capital expenditures and $6,400,000 for acquisitions, of which $5,000,000 was paid for the acquisition of the Bulverde service area and rights to provide water service and $1,400,000 was paid for the acquisition of certain assets from Bexar Metropolitan Water District (BMWD). In 2008, SJW Corp. used approximately $64,900,000 of cash for company funded capital expenditures, $4,000,000 for developer funded capital expenditures and received approximately $3,300,000 from the sale of real estate investments.

Water Utility Services budgeted capital expenditures for 2011, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2011
	(in thousands)
Water treatment	$597	1%
Source of supply	3,724	5%
Reservoirs and tanks	2,160	3%
Pump stations and equipment	3,064	4%
Equipment and other	4,074	6%
Distribution system	56,339	81%

	$69,958	100%

The 2011 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $56,339,000 is approximately $33,000,000 that is planned to be spent to replace Water Utility Services’ pipes and mains. Historically, amounts have been carried over from previous years’ budgets. Approximately $10,600,000 has been carried over from prior years’ budgets and is included in the table above.

Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $469,000,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

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

Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 increased by approximately $30,300,000 from the same period in the prior year. As the company has increased its needs for capital expenditures, funding for these has been made possible from additional long-term borrowings which are used to pay down borrowings from the line of credit. Long-term borrowings during the year ended December 31, 2010, consists of $50,000,000 in California Pollution Control Financing Authority Revenue Bonds. During the prior year, San Jose Water Company issued a total of $30,000,000 in unsecured Senior Notes, consisting of $10,000,000 in Series J and $20,000,000 in Series K. SJW Corp.’s cash management policy is to issue long-term debt to pay down borrowings on the lines of credit. As such, when long-term borrowings are high, borrowings on the line of credit are low and when long-term borrowings are low, borrowings on the line of credit tend to be high.

SJW Corp., SJW Land Company and San Jose Water Company have lines of credit for $95,000,000, of which $7,000,000 has been drawn down as of December 31, 2010. Our drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Corp. expects to periodically draw down on the lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital—Water Utility Services” below.

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

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 48% debt and 52% equity. The average borrowing rate of San Jose Water Company’s long-term debt is 6.6%.

Company internally-generated funds, which include allowances for depreciation and deferred income taxes, have provided approximately 50% of the cash requirements for San Jose Water Company’s capital expenditure. Funding for its future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.

San Jose Water Company has outstanding $200,000,000 of unsecured senior notes as of December 31, 2010. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2010, San Jose Water Company’s funded debt was 54% of total capitalization and the net income available for interest charges was 302% of interest charges. As of December 31, 2010, San Jose Water Company does not have any restrictions in issuing future indebtedness as a result of these terms and conditions.

On June 9, 2010, San Jose Water Company entered into a Bond Purchase Contract with Goldman, Sachs & Co., the Treasurer of the State of California and the California Pollution Control Financing Authority (the “Authority”) for the placement of $50,000,000 aggregate principal amount of 5.10% fixed rate California Pollution Control Financing Authority Revenue Bonds (San Jose Water Company Project) Series 2010A with interest only payments until maturity, which is June 1, 2040 (the “Bonds”). The Bonds were issued by the Authority on June 16, 2010 pursuant to the provisions of the California Pollution Control Financing Authority Act and an Indenture, dated as of June 1, 2010 (the “Indenture”), between the Authority and Wells Fargo, as trustee. The proceeds from the issuance of the Bonds have been loaned by the Authority to San Jose Water Company pursuant to a Loan Agreement, dated as of June 1, 2010 (the “Loan Agreement”), between the Authority and San Jose Water Company. The loan proceeds have been used by San Jose Water Company to: (1) finance certain costs of (i) improvements to the structures and facilities that are integral to the supply of water throughout the water supply system owned by San Jose Water Company (the “Water System”), (ii) improvements to the water distribution system, and (iii) the acquisition of equipment for the Water System, all in the current service areas of San Jose Water Company and to the extent they will prevent the pollution of drinking water or improve the quality of water or ensure the safe handling, recycling or disposal of materials that might otherwise be improperly disposed of; and (2) pay certain costs of issuance of the Bonds.

The Loan Agreement contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the Bonds and limitations and prohibitions relating to the transfer of the project funded by the loan proceeds and the assignment of the Loan Agreement. The Loan Agreement and the Indenture contain provisions that provide for the acceleration of the indebtedness upon the occurrence of a loan default event (as defined in the Loan Agreement) and an event of default (as defined in the Indenture). As of December 31, 2010, San Jose Water Company is in compliance with all covenants.

San Jose Water Company has received two loans in the aggregate principal amount of $3,076,000 from the California Department of Water Resources’ Safe Drinking Water State Revolving Fund (“SDWSRF”) for the retrofit of San Jose Water Company’s water treatment plants. Terms of these loans require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39% and 2.60%. The outstanding balance as of December 31, 2010 is $2,553,000.

SJWTX, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000,000 of senior notes as of December 31, 2010. The senior note agreement has terms and conditions that restrict the company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2010, SJWTX, Inc. is in compliance with all terms and conditions. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2010, SJW Corp. does not have any restrictions in issuing any future indebtedness as a result of these terms and conditions.

On November 17, 2009, SJWTX, Inc. became obligated to purchase certain assets from BMWD in a phased-purchase transaction. As a result of this obligation, SJWTX, Inc. recorded a liability totaling $1,472,000. The phased asset purchase requires SJWTX, Inc. to complete the acquisition over a 4-year period and to make quarterly payments with an imputed borrowing rate of 6.5%. As of December 31, 2010, $170,000 is recorded as a discount and will be amortized over the remaining life of the liability. The outstanding balance as of December 31, 2010 is $1,057,000. At the end of the 4-year period, SJWTX, Inc. will file with the TCEQ for permission to purchase from BMWD four public utility water distribution systems, including 12 well sites, one wastewater system, and associated real and personal property, all located in Comal County, Texas. Following the satisfaction of certain closing conditions, including obtaining TCEQ approval, SJWTX, Inc. will purchase such additional assets and BMWD’s remaining interest in the assets for approximately $1,243,067 plus an amount equal to $1,800 per retail potable water and wastewater customer connection then active in each of the four public utility water distribution systems.

Real Estate Services

As of December 31, 2010, SJW Land Company’s outstanding balance of mortgages related to acquiring properties in various states totaled $24,549,000. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties. The average borrowing rate of SJW Land Company mortgages is 6.07%.

As of December 31, 2010, SJW Land Company also had an outstanding mortgage loan in the amount of $3,678,000 borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage loan is due April 2011 and is amortized over 25 years with an interest rate of 7.8%. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company.

SJW Corp. and its Subsidiaries

SJW Corp. and its subsidiaries consolidated long-term debt was 54% of total capitalization as of December 31, 2010. Management believes that SJW Corp. is capable of obtaining future long-term capital to fund regulated and nonregulated growth opportunities and capital expenditure requirements.

SJW Corp. and its subsidiaries have unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $95,000,000, of which $45,000,000 is available to SJW Corp. and SJW Land Company under a single line of credit and $50,000,000 is available to San Jose Water Company under another line of credit. $3,000,000 under the San Jose Water Company line of credit is set aside as security for its SDWSRF loans. At December 31, 2010, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $88,000,000. These lines of credit bear interest at variable rates. They will expire on June 1, 2012. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 1.98% for 2010. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 60% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 200% of interest charges. As of December 31, 2010, SJW Corp’s funded debt was 54% of total capitalization and the net income available for interest charges was 335% of interest charges. As of December 31, 2010, SJW Corp. is in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 225% of interest charges. As of December 31, 2010, San Jose Water Company is in compliance with all covenants.

On February 3, 2011, SJW Corp. filed with the SEC a Form S-3 to provide stockholders the opportunity to participate in SJW Corp.’s Dividend Reinvestment and Stock Purchase Plan.

Off-Balance Sheet Arrangement/Contractual Obligations

SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.

SJW Corp.’s contractual obligation and commitments as of December 31, 2010 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
		(in thousands)
Senior notes, Water Utility Services	$215,000	—	—	—	215,000
SJW Land Company mortgages	24,549	575	8,617	725	14,632
Advances for construction, San Jose Water Company	68,352	2,216	4,418	4,416	57,302
SDWSRF loan, San Jose Water Company	2,553	89	276	290	1,898
BMWD obligation, SJWTX, Inc.	1,057	342	715	—	—
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	3,678	127	286	335	2,930
California Pollution Control Financing Authority Revenue Bonds, San Jose Water Company	50,000	—	—	—	50,000

Total contractual cash obligation	$365,189	3,349	14,312	5,766	341,762

Total interest on contractual obligations .	$364,449	19,018	37,416	36,664	271,351

In addition to the obligations listed above, San Jose Water Company issued two standby letters of credit with a commercial bank in the amounts of $2,000,000 and $1,000,000 in support of its $1,590,000 and $963,000 SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December and the amount of coverage can be reduced as the loan principal balance decreases.

In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.

San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2010, 2009 and 2008, San Jose Water Company purchased from SCVWD 21,200 million gallons ($40,300,000), 22,100 million gallons ($42,100,000) and 22,500 million gallons ($41,500,000), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase from SCVWD a minimum of 90% of the delivery schedule, or 19,900 million gallons ($37,900,000) of water at the current contract water rate of $1,903 per million gallons in the year ending December 31, 2011. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available from SCVWD. The contract water rates are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rate for SCVWD’s fiscal years 2011, 2010 and 2009 was $1,903 per million gallons.

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

San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2010, San Jose Water Company contributed $10,692,000 to the pension plan. In 2011, San Jose Water Company expects to make cash contributions of $6,800,000 and $500,000 to the pension plan and other post retirement benefit plan, respectively. The amount of required contributions for years thereafter is not actuarially determinable.

San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement contracts, an Executive Supplemental Retirement Plan and a Special Deferral Election Plan. Under these benefit plans, San Jose Water Company is committed to pay approximately $386,000 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.

CLWSC purchases water from GBRA under terms of agreements expiring in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,700 acre-feet per year of water supply from GBRA. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60 day written notice on the proposed adjustment.

444 West Santa Clara Street, L.P.

SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm, which is partially owned by the Chairman of the Board of SJW Corp., owns the remaining 30% limited partnership interest. A commercial building was constructed on the property of 444 West Santa Clara Street, L.P. and is leased to an international real estate firm under a 12–year lease which was renegotiated and extended an additional seven years in 2010. The partnership is being accounted for under ASC Topic 810—“Consolidation.”

Impact of Recent Accounting Pronouncements

In December 2009, the FASB issued implementation guidance on FASB ASC Sub-topic 810-10—“Consolidation—Overall.” This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2009 for companies who have already adopted ASC Sub-topic 810-10. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flow.

In December 2009, the FASB issued an amendment to FASB ASC Topic 810 – “Consolidation.” It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a variable interest entities primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009 (January 1, 2010 for calendar year-end companies). The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flow.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. SJW Corp. also owns 192,560 shares of common stock of California Water Service Group as of December 31, 2010, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.

SJW Corp. has no material derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to changes in market rates and prices.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors

SJW Corp.:

We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. We also have audited SJW Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of SJW Corp. is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ KPMG LLP

Mountain View, California

March 1, 2011

SJW Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Utility plant:
Land	$8,579	8,558
Depreciable plant and equipment	1,004,689	913,071
Construction in progress	10,103	11,119
Intangible assets	13,538	11,278

	1,036,909	944,026
Less accumulated depreciation and amortization	322,102	298,921

	714,807	645,105

Real estate investment	88,943	88,000
Less accumulated depreciation and amortization	8,854	7,188

	80,089	80,812

Current assets:
Cash and cash equivalents	1,730	1,416
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $235 in 2010 and $285 in 2009	12,491	10,892
Income tax	7,634	—
Other	993	677
Accrued unbilled utility revenue	12,717	12,435
Materials and supplies	989	994
Prepaid expenses	1,473	1,596

	38,027	28,010

Other assets:
Investment in California Water Service Group	7,177	40,500
Unamortized debt issuance, broker and reacquisition costs	4,308	3,098
Regulatory assets	87,721	78,525
Other	3,233	2,424

	102,439	124,547

	$935,362	878,474

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share and per share data)

	December 31,
	2010	2009
Capitalization and Liabilities
Capitalization:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,551,540 shares in 2010 and 18,499,602 shares in 2009	$9,662	9,635
Additional paid-in capital	23,443	22,046
Retained earnings	219,568	207,888
Accumulated other comprehensive income	2,359	13,187

Total shareholders’ equity	255,032	252,756
Long-term debt, less current portion	295,704	246,879

	550,736	499,635

Current liabilities:
Line of credit	4,000	5,800
Current portion of long-term debt	1,133	1,081
Accrued groundwater extraction charges and purchased water	4,359	4,496
Purchased power	495	486
Accounts payable	5,487	6,562
Accrued interest	5,244	4,979
Accrued property taxes and other non-income taxes	1,288	1,481
Accrued payroll	2,720	2,412
Other current liabilities	4,429	4,661

	29,155	31,958

Deferred income taxes	106,406	100,766
Unamortized investment tax credits	1,555	1,615
Advances for construction	68,352	69,086
Contributions in aid of construction	121,803	121,420
Deferred revenue	1,100	1,179
Postretirement benefit plans	50,213	47,484
Other noncurrent liabilities	6,042	5,331
Commitments and contingencies	—	—

	$935,362	878,474

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31 (in thousands, except share and per share data)

	2010	2009	2008
Operating revenue	$215,638	216,097	220,347

Operating expense:
Operation:
Purchased water	43,557	45,317	48,291
Power	6,429	6,582	7,559
Groundwater extraction charges	26,614	31,635	34,368

Total production costs	76,600	83,534	90,218
Administrative and general	30,134	27,658	23,688
Other	18,752	17,861	16,390
Maintenance	12,242	13,172	13,123
Property taxes and other non-income taxes	7,907	8,549	6,793
Depreciation and amortization	28,331	25,643	24,043
Impairment on real estate investment	3,597	—	—
Income taxes	8,964	10,280	13,198

Total operating expense	186,527	186,697	187,453

Operating income	29,111	29,400	32,894

Other (expense) income:
Interest on senior notes	(15,676)	(13,996)	(12,358)
Mortgage and other interest expense	(2,007)	(1,974)	(2,369)
Gain on sale of California Water Service Group stock, net of taxes of $7,776 in 2010	11,190	—	—
Gain on sale of real estate investments, net of taxes of $567 in 2008	—	—	832
Gain on the sale of utility property, net of taxes of $269 in 2008	—	—	392
Dividends	1,185	1,298	1,287
Other, net	603	443	783

Net income	$24,406	15,171	21,461

Other comprehensive (loss) income:
Unrealized (loss) gain on investment, net of taxes of $30 in 2010, $4,334 in 2009 and $4,244 in 2008	(44)	(6,236)	6,107
Reclassification adjustment for gain realized on investment, net of tax of $7,494 in 2010	(10,784)	—	—

Comprehensive income	$13,578	8,935	27,568

Earnings per share
—Basic	$1.32	0.82	1.17
—Diluted	$1.30	0.81	1.15
Weighted average shares outstanding
—Basic	18,531,458	18,486,536	18,410,122
—Diluted	18,742,315	18,680,458	18,609,836

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2007	18,361,733	9,564	18,723	195,331	13,316	236,934
Net income				21,461		21,461
Unrealized gain on investment, net of tax effect of $4,244					6,107	6,107
Share-based compensation			675	(173)		502
Exercise of stock options and similar instruments	61,230	32	716			748
Employee stock purchase plan	17,807	9	413			422
Issuance of stock to non-controlling interest holder of CLWSC	11,677	6	21			27
Dividends paid ($0.65 per share)				(11,875)		(11,875)

Balances, December 31, 2008	18,452,447	9,611	20,548	204,744	19,423	254,326
Net income				15,171		15,171
Unrealized loss on investment, net of tax effect of $4,334					(6,236)	(6,236)
Share-based compensation			897	(122)		775
Exercise of stock options and similar instruments	22,481	11	102			113
Employee stock purchase plan	24,674	13	499			512
Adjustment to equity interest in CLWSC				297		297
Dividends paid ($0.66 per share)				(12,202)		(12,202)

Balances, December 31, 2009	18,499,602	9,635	22,046	207,888	13,187	252,756
Net income				24,406		24,406
Unrealized loss on investment, net of tax effect of $30					(44)	(44)
Reclassification adjustment for gain realized on investment, net of tax effect of $7,494					(10,784)	(10,784)
Share-based compensation			812	(123)		689
Exercise of stock options and similar instruments	26,078	14	86			100
Employee stock purchase plan	25,860	13	499			512
Dividends paid ($0.68 per share)				(12,603)		(12,603)

Balances, December 31, 2010	18,551,540	9,662	23,443	219,568	2,359	255,032

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (in thousands)

	2010	2009	2008
Operating activities:
Net income	$24,406	15,171	21,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,331	25,643	24,043
Deferred income taxes	8,077	6,305	6,079
Share-based compensation	812	897	675
Gain on sale of California Water Service Group stock	(18,966)	—	—
Impairment of real estate investment	3,597	—	—
Gain on sale of real estate investments, net of taxes	—	—	(832)
Gain on sale of utility property, net of taxes	—	—	(392)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(2,197)	1,670	(1,406)
Accounts payable, purchased power and other current liabilities	887	(464)	(1,107)
Accrued groundwater extraction charges and purchased water	(137)	(761)	(339)
Tax receivable and accrued taxes	(8,528)	2,011	542
Accrued interest	265	413	45
Accrued payroll	316	(962)	892
Prepaid expenses and materials and supplies	128	(365)	188
Postretirement benefits	(2,566)	3,034	713
Other noncurrent assets and noncurrent liabilities	1,166	398	(302)
Other changes, net	1,576	1,556	1,606

Net cash provided by operating activities	37,167	54,546	51,866

Investing activities:
Additions to utility plant:
Company-funded	(95,536)	(55,803)	(64,894)
Contributions in aid of construction	(4,364)	(1,457)	(4,049)
Additions to real estate investment	(4,540)	—	—
Cost to retire utility plant, net of salvage	(757)	(459)	(2,594)
Acquisition of service area and water rights	(3,171)	(5,049)	—
Acquisition of certain water service assets	(333)	(1,387)	—
Proceeds from sale of California Water Service Group stock	33,938	—	—
Proceeds from sale of real estate investment	—	—	3,304
Proceeds from sale of utility property	—	—	1,582

Net cash used in investing activities	(74,763)	(64,155)	(66,651)

Financing activities:
Borrowings from line of credit	62,300	14,100	25,950
Repayments of line of credit	(64,100)	(26,700)	(12,550)
Long-term borrowings	50,000	30,000	1,069
Repayments of long-term borrowings	(790)	(749)	(685)
Debt issuance costs	(856)	—	—
Dividends paid	(12,603)	(12,202)	(11,875)
Exercise of stock options and similar instruments	692	551	816
Tax benefits realized from share options exercised	41	74	381
Receipts of advances and contributions in aid of construction	5,428	4,846	15,025
Refunds of advances for construction	(2,202)	(2,301)	(2,294)

Net cash provided by financing activities	37,910	7,619	15,837

Net change in cash and cash equivalents	314	(1,990)	1,052
Cash and cash equivalents, beginning of year	1,416	3,406	2,354

Cash and cash equivalents, end of year	$1,730	1,416	3,406

Cash paid during the year for:
Interest	$18,070	15,609	15,249
Income taxes	$15,326	2,255	6,304
Supplemental disclosure of non-cash activities:
(Decrease) Increase in accrued payables	$(1,389)	1,142	(2,626)
Utility property installed by developers	$341	1,457	4,049
Obligations incurred related to acquisition of certain water service assets	—	1,389	—

See Accompanying Notes to Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except share data)

Note 1.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of SJW Corp., its wholly owned subsidiaries, and an entity in which SJW Corp. has a controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

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

SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC is a public utility in the business of providing water service to approximately 9,200 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 237 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas.

SJW Land Company owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of California, Florida, Connecticut, Arizona, Texas and Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P., which is accounted for under the ASC Topic 810—“Consolidation” (see Note 9).

Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.

Together, San Jose Water Company, CLWSC and TWA are referred to as “Water Utility Services.”

Reclassifications

Certain immaterial prior year amounts have been adjusted to correct the classification of ESPP expenses in the Consolidated Statements of Changes in Shareholders’ Equity and the presentation of the fair value of certain pension plan fixed income investments.

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

Utility Plant

The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2010, 2009 and 2008 was $555, $300 and $461, respectively. Construction in progress was $10,103 and $11,119 at December 31, 2010 and 2009, respectively.

The major components of depreciable plant and equipment as of December 31, 2010 and 2009 are as follows:

	2010	2009
Equipment	$192,202	175,171
Transmission and distribution	758,353	687,253
Office buildings and other structures	54,134	50,647

Total depreciable plant and equipment	$1,004,689	913,071

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2010, 2009 and 2008, depreciation expense was approximately 3.5%, 3.4% and 3.5%, respectively, of the beginning of the year balance of depreciable plant for all years excluding certain items credited to depreciation expense. Depreciation expense for utility plant for the years ended December 31, 2010, 2009 and 2008 was $26,331, $23,655 and $22,067, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.

Utility Plant Intangible Assets

All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years (see Note 6).

Real Estate Investments

Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the consolidated statement of income and comprehensive income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790. There is no depreciation associated with nonutility property as it is all land. The major components of real estate investments as of December 31, 2010 and 2009 are as follows:

	2010	2009
Land	$21,312	22,381
Buildings and improvements	67,281	65,388
Intangibles	350	231

Total real estate investment	$88,943	88,000

Depreciation on real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 39 years.

Land, buildings and improvements of $87,559 and $86,641 as of December 31, 2010 and 2009, respectively, represent assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties required under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2010:

Year ending December 31:	Rental Revenue
2011	$4,200
2012	4,541
2013	4,564
2014	4,588
2015	4,664
Thereafter	32,468

Impairment of Long-Lived Assets

In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Corp. are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. See Note 15 for a discussion of impairment as of December 31, 2010 and 2009.

Financial Instruments

The carrying amount of SJW Corp.’s cash and cash equivalents, accounts receivable and accounts payable approximates the fair value as of the dates presented because of the short-term maturity of the instruments. The fair value of long-term debt is discussed in Note 4, pension plan assets in Note 10, investment in California Water Service Group in Note 14 and fair value measurement related to long-lived assets in Note 15.

Investment in California Water Service Group

SJW Corp.’s investment in California Water Service Group is accounted for under FASB ASC Topic 320—“Investments—Debt and Equity Securities,” as an available-for-sale marketable security. The investment is recorded on the Consolidated Balance Sheet at its quoted market price with the change in unrealized gain or loss reported, net of tax, as a component of other comprehensive income (see Note 14).

Other Assets

Debt reacquisition costs are amortized over the term of the related debt. Debt issuance costs are amortized to interest expense in the Consolidated Statements of Income and Comprehensive Income.

Regulatory Assets and Liabilities

Generally-accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. San Jose Water Company records regulatory assets for future revenues expected to be realized in customers’ rates when certain items are recognized as expenses for ratemaking purposes. The income tax temporary differences relate primarily to the difference between book and income tax depreciation on utility plant that was placed in service before the CPUC adopted normalization for ratemaking purposes. Previously the tax effect was passed onto customers. In the future, when such timing differences reverse, San Jose Water Company believes it is probable that it will be able to include the impact of the deferred tax reversal in customer rates. The differences will reverse over the remaining book lives of the related assets. Although realization is not assured, management believes it is more likely than not that all of the regulatory assets will be realized. In addition, regulatory assets include items that are not recognized for ratemaking purposes, such as certain expenses related to postretirement benefits, accrued vacation obligation and asset retirement obligations which are expected to be recoverable in future customer rates.

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

Regulatory assets and liabilities are comprised of the following as of December 31:

	2010	2009
Regulatory assets:
Income tax temporary differences	$9,705	10,517
Postretirement pensions and other medical benefits	74,096	65,098
Other obligations	4,631	3,994

Total regulatory assets	$88,432	79,609

Regulatory liabilities:
Future tax benefits to ratepayers	$711	1,084

Net regulatory assets included in consolidated balance sheets	$87,721	78,525

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

Advances for Construction and Contributions in Aid of Construction

In California, advances for construction received after 1981 are refunded ratably over 40 years. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2011	$2,216
2012	2,210
2013	2,208
2014	2,208
2015	2,208
Thereafter	57,302

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

Asset Retirement Obligation

SJW Corp.’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells and other anticipated clean-up costs, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2010 and 2009, the asset retirement obligation is as follows:

	2010	2009
Retirement obligation	$4,253	3,732
Discount rate	6%	6%
Present value, recorded as a liability	1,430	1,045
Deferred tax	984	718

Regulatory asset	$2,414	1,763

Revenue

SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with ASC Topic 605—“Revenue Recognition.”

Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services’ estimates are determined.

Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2010, 2009 and 2008, the surcharge was $3,046, $3,303 and $2,999, respectively.

Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Nonregulated operating revenue in 2010, 2009 and 2008 includes $4,646, $4,563 and $4,612, respectively, from the operation of the City of Cupertino municipal water system. Revenue from SJW Land Company is recognized ratably over the term of the leases.

Balancing and Memorandum Accounts

For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since the amounts in the balancing accounts must be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize balancing accounts in its revenue until the CPUC authorizes a change in customers’ rates related to any balancing account. As of December 31, 2010, the total balance in San Jose Water Company’s balancing accounts, including interest, was an under-collection of $2,596,000. As of December 31, 2010, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was an under-collection of $5,217,000. An under-collection of $5,740,000 is included in this amount relating to the Company’s Mandatory Conservation Revenue Adjustment Memorandum Account.

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

SJW Corp. utilizes the Monte Carlo valuation model, which requires the use of subjective assumptions, to compute the fair value of the market performance-vesting restricted stock units.

Maintenance Expense

Planned major maintenance projects are charged to expense as incurred. SJW Corp. does not accrue maintenance costs prior to periods in which they are incurred.

Earnings per Share

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated based upon the weighted average number of common shares including both shares outstanding and shares potentially issued in connection with stock options and restricted common stock units granted under SJW Corp.’s Long-Term Incentive Plan, and income available to common shareholders. Anti-dilutive restricted common stock units and stock options of 3,201, 5,851 and 4,081 as of December 31, 2010, 2009 and 2008, respectively, were excluded from the dilutive earnings per share calculation.

Note 2.	Capitalization

SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2010 and 2009, 18,551,540 and 18,499,602, respectively, shares of common stock were issued and outstanding.

At December 31, 2010 and 2009, 176,407 shares of preferred stock of $25 par value per share were authorized and none were outstanding.

Note 3.	Lines of Credit

On December 16, 2010, SJW Corp., SJW Land Company, and Wells Fargo Bank, National Association (“Wells Fargo”) entered into an amendment to their credit agreement dated May 27, 2010, to increase the maximum principal available amount under the line of credit from $10,000 to $45,000. The amendment also added the following affirmative covenants for SJW Corp., on a consolidated basis: (1) the funded debt cannot exceed 60% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 200% of interest charges. As of December 31, 2010, SJW Corp.’s funded debt was 54% of total capitalization and the net income available for interest charges was 335% of interest charges. As of December 31, 2010, SJW Corp. is in compliance with all covenants. In addition, San Jose Water Company and Wells Fargo entered into an amendment to their credit agreement dated May 27, 2010, to decrease the maximum principal available amount under the line of credit from $75,000 to $50,000. The following affirmative covenants for San Jose Water Company remain unchanged with the amendment: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 225% of interest charges. As of December 31, 2010, San Jose Water Company’s funded debt was 54% of total capitalization and the net income available for interest charges was 302% of interest charges. As of December 31, 2010, San Jose Water Company is in compliance with all covenants.

SJW Corp. and its subsidiaries have unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $95,000. These lines of credit bear interest at variable rates and expire on June 1, 2012. As of December 31, 2010 and 2009, SJW Corp. has an outstanding balance on the lines of credit of $4,000 and $5,800, respectively. Cost of borrowing on the lines of credit averaged 1.98% and 2.00%, respectively, as of December 31, 2010 and 2009.

San Jose Water Company issued two standby letters of credit with a commercial bank in the amount of $3,000 in support of its Safe Drinking Water State Revolving Fund loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it, and the amount of coverage can be reduced as the loan principal balance decreases.

Note 4.	Long-Term Debt

Long-term debt as of December 31 was as follows:

Description	Due Date	2010	2009
Senior notes, San Jose Water Company:
Series A 8.58%	2022	$20,000	20,000
Series B 7.37%	2024	30,000	30,000
Series C 9.45%	2020	10,000	10,000
Series D 7.15%	2026	15,000	15,000
Series E 6.81%	2028	15,000	15,000
Series F 7.20%	2031	20,000	20,000
Series G 5.93%	2033	20,000	20,000
Series H 5.71%	2037	20,000	20,000
Series I 5.93%	2037	20,000	20,000
Series J 6.54%	2024	10,000	10,000
Series K 6.75%	2039	20,000	20,000
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000

Total senior notes		$215,000	215,000

Mortgage loans 5.61% - 6.09%	2013	8,252	8,514
	2016	3,495	3,577
	2017	12,802	12,999
BMWD obligation 6.50% imputed interest, SJWTX, Inc.	2013	1,057	1,389
444 West Santa Clara Street, L.P. 7.80% (non-recourse to SJW Land Company; see discussion on refinancing)	2011	3,678	3,796
California Pollution Control Financing Authority Revenue Bonds 5.10%, San Jose Water Company	2040	50,000	—
SDWSRF loans 2.39% and 2.60%, San Jose Water Company	2027	2,553	2,685

Total debt		$296,837	247,960
Less: Current portion		1,133	1,081

Total long-term debt, less current portion		$295,704	246,879

Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, all of the companies’ debt has historically been privately placed.

The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2010, San Jose Water Company does not have any restrictions in issuing future indebtedness as a result of these terms and conditions.

The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2010, SJWTX, Inc. is in compliance with all terms and conditions. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded debt exceeds 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income since December 31, 2005. As of December 31, 2010, SJW Corp. does not have any restrictions in issuing any future indebtedness as a result of these terms and conditions.

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

	Amortization Schedule
Year	Total Payment	Interest	Principal
2011	1,993	1,418	575
2012	1,992	1,385	607
2013	9,096	1,086	8,010
2014	1,229	877	352
2015	1,229	856	373
Thereafter	15,503	871	14,632

SJWTX, Inc. became obligated to purchase certain assets from BMWD in a phased-purchase transaction. As a result of this obligation, SJWTX, Inc. recorded a liability totaling $1,472,000. The phased asset purchase requires SJWTX, Inc. to complete the acquisition over a 4-year period and to make quarterly payments with an imputed borrowing rate of 6.5%. As of December 31, 2010, $171,000 is recorded as a discount and is being amortized over the remaining life of the obligation.

	Amortization Schedule
Year	Total Payment	Discount	Principal
2011	342	36	306
2012	352	57	295
2013	363	78	285

444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $3,678 as of December 31, 2010. The mortgage loan is due in April 2011 and has been amortized over 25 years with a fixed interest rate of 7.8%. The loan is secured by the partnership’s real property and is non-recourse to SJW Land Company. On January 27, 2011, the partnership entered into a commitment to refinance its mortgage loan. The commitment is for a new loan of $3,300 and would require a cash call from the partnership of approximately $500, of which SJW Land Company would contribute 70% or approximately $350. The new mortgage loan would be due in March 2021 and amortized over 20 years with a fixed interest rate of 5.68%. The mortgage loan has been excluded from current liabilities as of December 31, 2010 based on the Company’s ability and intent to refinance the amounts due on a long-term basis.

San Jose Water Company entered into a loan agreement with the California Pollution Control Financing Authority (the “Authority”), under which the proceeds from the issuance by the Authority of its 5.10% fixed rate revenue bonds in an aggregate principal amount of $50,000 have been loaned to San Jose Water Company. The revenue bonds contain interest only payments until maturity, which is June 1, 2040. The loan agreement contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the project funded by the loan proceeds. As of December 31, 2010, San Jose Water Company is in compliance with all covenants.

San Jose Water Company has two loans from the SDWSRF at a rate of 2.39% and 2.60%. The outstanding loan balances as of December 31, 2010 is $2,553. San Jose Water Company issued standby letters of credit with a commercial bank in the amount of $3,000 in support of these loans. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balances decrease. An amortization schedule of the SDWSRF loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2011	132	43	89
2012	196	60	136
2013	196	56	140
2014	196	53	143
2015	196	49	147
Thereafter	2,177	279	1,898

The fair value of long-term debt as of December 31, 2010 and 2009 was approximately $344,105 and $286,256, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company.

Note 5.	Income Taxes

The components of income tax expense were:

	2010	2009	2008
Current:
Federal	$3,738	717	4,546
State	4,925	3,258	3,409
Deferred:
Federal	10,694	7,140	6,788
State	(2,617)	(835)	(709)

	$16,740	10,280	14,034

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate of 34% to income before income taxes of $41,146, $25,451 and $35,495 in 2010, 2009 and 2008:

	2010	2009	2008
“Expected” federal income tax	$14,026	8,653	12,151
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	2,397	1,710	2,061
Dividend received deduction	(282)	(309)	(309)
Other items, net	599	226	131

	$16,740	10,280	14,034

	2010	2009	2008
Income taxes included in operating expenses	$8,964	10,280	13,198
Income taxes included in gain on sale of California Water Service Group stock	7,776	—	—
Income taxes included in gain on sale of utility property	—	—	269
Income taxes included in gain on sale of real estate investments	—	—	567

	$16,740	10,280	14,034

The components of the net deferred tax liability as of December 31 was as follows:

	2010	2009
Deferred tax assets:
Advances and contributions	$15,311	15,712
Unamortized investment tax credit	837	869
Pensions and postretirement benefits	4,665	5,702
California franchise tax	774	1,087
Other	1,053	1,067

Total deferred tax assets	$22,640	24,437

Deferred tax liabilities:
Utility plant	$79,532	66,149
Pension and postretirement benefits	30,200	26,533
Investment in stock	2,548	14,350
Deferred gain and other-property related	15,212	16,557
Debt reacquisition costs	644	694
Other	910	920

Total deferred tax liabilities	$129,046	125,203

Net deferred tax liabilities	$106,406	100,766

Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not SJW Corp. will realize the benefits of these deductible differences.

The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,166 and $1,167 as of December 31, 2010 and 2009, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $615 and $619 as of December 31, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2009	$1,261
Additions based on tax position related to the current year, including interest	238
Reductions related to tax positions taken in a prior year, including interest	(245)

Balance at December 31, 2010	$1,254

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $51 as of December 31, 2010. SJW Corp. has not accrued any penalties for unrecognized tax benefits.

SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $232 within the next 12 months following December 31, 2010 due to lapsing statutes of limitations. Through December 31, 2010, since the adoption of ASC Topic 740, a cumulative reduction of $974 was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2007 – 2009
California	2006 – 2009
Arizona	2006 – 2009
Connecticut	2007 – 2009
Florida	2007 – 2009
Tennessee	2007 – 2009
Texas	2006 – 2009

Note 6.	Intangible Assets

Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system and other intangibles of $6,738. Other intangibles consists of $5,339 which was paid for service area and water rights related to our subsidiaries in Texas, $1,040 incurred in conjunction with Santa Clara Valley Water District water contracts related to the operation of San Jose Water Company and $359 in other miscellaneous intangibles. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.

Amortization expense for the intangible assets was $335 for the year ended December 31, 2010, $311 for the year ended December 31, 2009 and $299 for the year ended December 31, 2008. Amortization expense for 2011, 2012, 2013, 2014 and 2015 is anticipated to be $335 per year.

The costs of intangible assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Concession fees	$6,800	6,800
Other intangibles	6,738	4,478

Intangible assets	13,538	11,278
Less: Accumulated amortization
Concession fees	3,604	3,332
Other intangibles	575	547

Net intangible assets	$9,359	7,399

Note 7.	Commitments

San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2010, 2009 and 2008, San Jose Water Company purchased from SCVWD 21,200 million gallons ($40,300), 22,100 million gallons ($42,100) and 22,500 million gallons ($41,500), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase from SCVWD a minimum of 90% of the delivery schedule, or 19,900 million gallons ($37,900) of water at the current contract water rate of $1,903 per million gallons in the year ending December 31, 2011. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis and if the water supply is available from SCVWD.

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

CLWSC has long-term contracts with the Guadalupe-Blanco River Authority (“GBRA”). The terms of the agreements expire in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,700 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60 day written notice on the proposed adjustment.

As of December 31, 2010, San Jose Water Company had 338 employees, of whom 106 were executive, administrative or supervisory personnel, and of whom 232 were members of unions. On November 23, 2010, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2011 through December 31, 2013. The agreements include a 2% wage increase in 2011, 2% in 2012 and 3% in 2013 for union workers as well as increases in medical co-pays and dental deductibles.

Note 8.	Contingencies

SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.’s business, financial position, results of operations or cash flows.

Note 9.	Partnership Interest

In September 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land Company contributed real property in exchange for a 70% limited partnership interest. The real estate development firm is partially owned by an individual who also serves as the Chairman of the Board of SJW Corp. A commercial building was constructed on the partnership property and is leased to an unrelated international real estate firm under a 12-year long-term lease which was renegotiated and extended an additional seven years in 2010.

The consolidated financial statements of SJW Corp. at December 31, 2010 and 2009 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances and transactions have been eliminated. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements.

Note 10.	Benefit Plans

Pension Plans

San Jose Water Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) for its employees. Employees hired before March 31, 2008 are entitled to receive benefits under the Pension Plan using a benefit formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits under the Pension Plan are determined using a cash balance formula based upon compensation credits and interest credits for each employee. San Jose Water Company’s policy is to contribute the net periodic pension cost to the plans to the extent it is tax deductible.

The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives (the “Committee”). The Committee has retained an investment consultant, presently Wells Fargo Advisors, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and manager due diligence. Investment decisions have been delegated by the Committee to investment managers. Investment guidelines provided in the Investment Policy Statement require that at least 25% of plan assets be invested in fixed income securities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s as defined by the Investment Policy Statement. The investment manager performance is reviewed regularly by the investment consultant who provides quarterly reports to the Committee for review.

Since the Pension Plan’s inception in 1984, the plan has achieved an 11.4% return on its investments while the applicable benchmark was 10.6% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the 2010 fiscal year, the investment managers, following the required investment guidelines, achieved a 12.1% return on their investments, while the applicable benchmark was 14% for the same period.

Generally, it is expected of the investment managers that the performance of the assets held in the Pension Plan, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include a specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle.

San Jose Water Company calculates the market-related value of our defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits” as a balance used to calculate the expected return on plan assets, using fair value. Fair value for San Jose Water Company is based on quoted prices in active markets for identical assets.

San Jose Water Company has an Executive Supplemental Retirement Plan, which is a defined benefit plan under which San Jose Water Company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $10,432 and $9,679 as of December 31, 2010 and 2009, respectively, and net periodic pension cost of $1,209, $808 and $780 for 2010, 2009 and 2008, respectively.

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

Medicare

In December 2003, federal legislation was passed reforming Medicare and introducing the Medicare Part D prescription drug program. San Jose Water Company determined that the new legislation has no impact on its postretirement benefit plan under ASC Topic 715—“Compensation—Retirement Benefits.” Because San Jose Water Company has a union contract with its employees whereby San Jose Water Company provides medical benefits at a fixed cost to its retirees, San Jose Water Company’s medical costs for postretirement benefits would not be affected by cost fluctuations resulting from the Medicare Part D prescription drug program.

Deferral Plan

San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by San Jose Water Company. San Jose Water Company contributions were $962, $974 and $940 in 2010, 2009 and 2008, respectively.

Special Deferral Election Plan and Deferral Election Program

SJW Corp. maintains a Special Deferral Election Plan allowing certain executives and Deferral Election Program allowing certain directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and directors have to make an election on the distribution and payment method of the deferrals before services are rendered. San Jose Water Company records the investment return on the deferred funds as compensation expense once the deferrals are made. Executives and directors had deferred $2,103, $1,890 and $1,489 to the plan as of December 31, 2010, 2009 and 2008, respectively. San Jose Water Company recorded an investment return of $98, $76 and $69 as of December 31, 2010, 2009 and 2008, respectively, on the deferred funds as compensation expense.

Assumptions Utilized on Actuarial Calculations

Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits				Other Benefits
	2010		2009	2008	2010	2009	2008
	%		%	%	%	%	%
Discount rate	5.92/5.51	*	6.06	6.50	5.83	6.20	6.50
Expected return on plan assets	8.00/7.00	*	8.00	8.00	8.00	8.00	8.00
Rate of compensation increase	4.00		4.00	4.00	N/A	N/A	N/A

* San Jose Water Company updated its expected return on plan assets assumption in November 2010 to reflect the approved redistribution of investments held between equity and fixed income securities in the plan asset portfolio. As a result, San Jose Water Company remeasured the plan assets and benefit obligation as of that date and the discount rate applied was updated accordingly.

Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	%	%	%	%
Discount rate	5.48	5.92	5.40	5.83
Rate of compensation increase	4.00	4.00	N/A	N/A

Net Periodic Pension Costs

Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$3,171	2,500	2,050	$229	213	176
Interest cost	5,231	4,548	4,248	433	403	353
Expected return on assets	(3,599)	(2,945)	(3,653)	(130)	(115)	(121)
Amortization of transition obligation	—	—	—	57	57	57
Amortization of prior service cost	470	449	411	197	197	151
Recognized actuarial loss	2,129	1,903	445	48	8	—

Net periodic benefit cost	$7,402	6,455	3,501	$834	763	616

Reconciliation of Funded Status

For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The actuarial present value of benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$87,145	74,630	$7,531	6,078
Service cost	3,171	2,500	229	213
Interest cost	5,231	4,548	433	403
Amendments	167	6	—	552
Actuarial loss	10,000	8,159	821	535
Benefits paid	(2,931)	(2,698)	(283)	(250)

Benefit obligation at end of year	$102,783	87,145	$8,731	7,531

Change in plan assets
Fair value of assets at beginning of year	$45,056	36,645	$1,597	1,296
Actual return on plan assets	5,610	7,474	135	1
Employer contributions	11,026	3,636	499	472
Benefits paid	(2,931)	(2,699)	(238)	(172)

Fair value of plan assets at end of year	58,761	45,056	1,993	1,597

Funded status at end of year	$(44,022)	(42,089)	$(6,738)	(5,934)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Current liabilities	$494	491	$53	48
Noncurrent liabilities	43,528	41,598	6,685	5,886

	$44,022	42,089	$6,738	5,934

Upon implementation of ASC Topic 715, San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans. The following table summarizes the change in regulatory assets:

	2010	2009
Funded status of obligation	$50,760	48,023
Accrued benefit cost	(6,864)	(9,458)

Amount to be recovered in future rates	43,896	38,565
Tax gross-up	30,200	26,533

Regulatory asset	$74,096	65,098

The estimated amortization for the year ended December 31, 2011 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$450	—
Amortization of loss	2,508	—

Total	$2,958	—

Plan Assets

Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Fair value of assets at end of year:
Debt securities	$21,333	16,511	$785	—
	36.3%	36.7%	39.4%	—
Equity securities	$24,985	26,781	$828	—
	42.5%	59.4%	41.6%	—
Cash and equivalents	$12,443	1,764	$380	1,597
	21.2%	3.9%	19.0%	100%

Total	$58,761	45,056	$1,993	1,597

The following tables summarize the fair values of plan assets by major categories as of December 31, 2010 and 2009:

			Fair Value Measurements at December 31, 2010
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$12,823	$12,823	$—	$—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000 Growth	3,822	3,822	—	—
U.S. Small Mid Cap Equity	Russell 2500	1,850	1,850	—	—
U.S. Small Cap Equity	Russell 2000	5,961	5,961
Emerging Market Equity	MSCI Emerging Markets Net	62	62
Non-U.S. Large Cap Equity	MSCI EAFE Net	101	101	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	5,597	5,597	—	—
U.S. Mid Cap Equity	Russell Mid Cap	63	63
U.S. Small Mid Cap Equity	Russell 2500	625	625	—	—
U.S. Small Cap Equity	Russell 2000	128	128	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,617	4,617	—	—
REIT	Nareit—Equity REITS	2,987	—	2,987	—
Fixed Income (c)	(c)	22,118	—	22,118	—

Total		$60,754	$35,649	$25,105	$—

The Plan has a current target allocation of 55% invested in a diversified array of equity securities to provide long-term capital appreciation and 45% invested in a diversified array of fixed income securities to provide preservation of capital plus generation of income.

(a)	Actively managed portfolio of securities with the goal to exceed the stated benchmark performance.
(b)	Open-ended fund of securities with the goal to track the stated benchmark performance.
(c)	Actively managed portfolio of fixed income securities with the goal to exceed the Barclays Capital Aggregate Bond, Barclays Capital 1-3 Year Government/Credit, and Merrill Lynch High Yield Master II performance.

			Fair Value Measurements at December 31, 2009
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$3,361	$3,361	$—	$—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000 Growth	3,444	3,444	—	—
U.S. Small Mid Cap Equity	Russell 2500	3,398	3,398	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,611	2,611	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500	8,113	8,113	—	—
U.S. Small Mid Cap Equity	Russell 2500	2,059	2,059	—	—
U.S. Small Cap Equity	Russell 2000	1,378	1,378	—	—
Emerging Market Equity	MSCI Emerging Markets Net	2,233	2,233	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	2,629	2,629	—	—
REIT	Nareit—Equity REITS	916	—	916	—
Fixed Income (c)	(c)	16,511	—	16,511	—

Total		$46,653	$29,226	$17,427	$—

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

In 2011, San Jose Water Company expects to make a contribution of $6,800 and $500 to the pension plan and other post retirement benefit plan, respectively.

Benefits expected to be paid in the next five years are:

	Pension Plan	Other Postretirement Benefit Plan
2011	$3,471	$315
2012	4,012	357
2013	4,337	394
2014	4,653	430
2015	4,961	465
2016 – 2020	30,490	2,856

Note 11.	Long-Term Incentive Plan and Share-Based Payments

Common Stock

SJW Corp. has a Long-Term Stock Incentive Plan (the “Plan”), which has 1,800,000 shares of common stock reserved for issuance. The Plan was initially adopted by the Board of Directors on March 6, 2002. The Plan was subsequently amended, and the amended and restated Plan was adopted by the Board on January 30, 2008 and became effective on April 30, 2008. The Plan allows SJW Corp. to provide employees, non-employee Board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp.

A participant in the Plan generally may not receive Plan awards covering an aggregate of more than 600,000 shares of common stock in any calendar year. Additionally, awards granted under the Plan may be conditioned upon the attainment of specified company performance goals. The types of awards included in the Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued under the Employee Stock Purchase Plan (“ESPP”). As of December 31, 2010, 2009 and 2008, 213,207, 178,759 and 150,866 shares have been issued pursuant to the Plan, and 378,903, 352,012 and 340,186 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2010, 2009 and 2008, respectively. The remaining shares available for issuance under the Plan are 1,207,890, 1,269,229, and 1,308,948 for the years ended 2010, 2009 and 2008, respectively. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three years ended December 31:

	2010	2009	2008
Compensation costs charged to income:
Stock options	$—	11	58
ESPP	90	90	74
Restricted stock and deferred restricted stock	722	796	543

Total compensation costs charged to income	$812	897	675

Proceeds from the exercise of stock options and similar instruments:
Stock options	$180	29	243
ESPP	512	512	422
Restricted stock and deferred restricted stock	—	10	123
Other	—	—	28

Total proceeds from the exercise of stock options and similar instruments	$692	551	816

Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$41	3	80
Restricted stock and deferred restricted stock	—	71	301

Total excess tax benefits realized from share options exercised and stock issuance	$41	74	381

Stock Options

SJW Corp. applies FASB ASC Topic 718—“Compensation—Stock Compensation,” for all existing and new share-based compensation plans. To estimate the fair value of options at grant date as the basis for the share-based compensation awards, SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Further, as required under ASC Topic 718, SJW Corp. estimates forfeitures for the share-based awards that are not expected to vest. Changes in these inputs and assumptions can affect the measure of estimated fair value of our share based compensation and the amount and timing of expense recognition.

Awards in the form of stock options under the Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% rate on each annual date over four years and are exercisable over a 10 year period.

As of December 31, 2010, all outstanding options were fully vested. A summary of SJW Corp.’s stock option awards as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

Stock Options

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2010	97,656	$17.82	4.64	$535,397
Granted	—	—	—	—
Exercised	(12,130)	14.85	—	133,465
Forfeited or expired	—	—	—	—

Outstanding as of December 31, 2010	85,526	$18.24	3.73	$720,705

Options exercisable at December 31, 2010	85,526	$18.24	3.73	$720,705

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $133,465, $12,590, and $241,748, respectively.

As of December 31, 2010, there are no unrecognized compensation costs related to stock options.

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

On January 26, 2010, market performance-vesting restricted stock units granted to a key executive of SJW Corp. on January 25, 2007 and covering 7,000 shares of common stock of SJW Corp. were cancelled because the market performance objective was not attained. However, since the requisite service over the three-year service period of the award was rendered, compensation cost recorded over the three-year requisite service period of the option was not reversed.

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

On October 4, 2010, restricted stock units of 3,036 shares of common stock of SJW Corp. were granted to an executive of SJW Corp. The units vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights. The restricted stock units were valued at a market price of $24.70 per share at the date of grant. Share-based compensation expense is being recognized at grant date fair value of $22.02 per unit over the vesting period beginning in October 2010. The grant date fair value is the market price reduced by the present value of the expected dividend stream during the four-year period.

Restricted and Deferred Restricted Stock

	Units	Weighted Average Grant- Date Fair Value
Outstanding as of January 1, 2010	234,588	$18.36
Issued	67,275	$13.91
Exercised	(22,248)	$28.18
Forfeited or expired	(11,349)	$19.45

Outstanding as of December 31, 2010	268,266	$16.39

Shares vested as of December 31, 2010	162,787	$16.11

A summary of the status of SJW Corp.’s nonvested restricted and deferred restricted stock awards as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Units	Weighted Grant- Date Fair Value
Nonvested as of January 1, 2010	73,998	$23.89
Granted	67,275	$13.91
Vested	(24,445)	$28.99
Forfeited	(11,349)	$19.45

Nonvested as of December 31, 2010	105,479	$16.82

As of December 31, 2010, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,066. This cost is expected to be recognized over a weighted-average period of 1.67 years.

Dividend Equivalent Rights

Under the Plan, certain holders of options, restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued.

The Deferred Restricted Stock and Deferral Election Programs for non-employee Board members were amended effective January 1, 2008, to allow the DERs’ with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs’ conversion into deferred restricted stock units will occur on the first business day in January 2018. Previously, no such time limitation was placed in the Deferred Restricted Stock and Deferral Election Program.

As of December 31, 2010, 2009 and 2008, a cumulative of 45,731, 40,318 and 34,828 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2010, 2009 and 2008, $123, $122 and $173 related to dividend equivalent rights was recorded against retained earnings and were accrued as a liability.

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

Since its inception, there have been nine purchase intervals. As of December 31, 2010, 2009 and 2008, a total of 25,860, 24,674 and 17,807 shares, respectively, have been issued under the ESPP. The ESPP has no look-back provisions. As of December 2010, 2009 and 2008, cash received from employees towards the ESPP amounted to $512, $537 and $472, respectively.

After considering estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2010, 2009 and 2008, SJW Corp.’s recorded expenses were $90, $90 and $74 related to the ESPP.

The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2011 for the ESPP is approximately $8. This cost is expected to be recognized during the first quarter of 2011.

Note 12.	Sale of Real Estate Investments and Utility Property

On November 21, 2008, San Jose Water Company sold an approximate one-half acre of property for $1,500. SJW Corp. recognized a gain on the sale of real estate investment of $832, net of taxes of approximately $567, in other (expense) income in accordance with CPUC code.

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

	For twelve months ended December 31, 2010
	Water Utility Services		Real Estate Services**	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	207,432	4,646	3,560	—	207,432	8,206	215,638
Operating expense	176,472	3,739	4,682	1,634	176,472	10,055	186,527
Operating income (loss)	30,960	907	(1,122)	(1,634)	30,960	(1,849)	29,111
Net income (loss)	16,818	846	(3,166)	9,908	16,818	7,588	24,406
Depreciation and amortization	26,319	347	1,665	—	26,319	2,012	28,331
Interest expense	15,917	—	1,760	6	15,917	1,766	17,683
Income tax expense (benefit) in operations income	11,496	600	(2,176)	(956)	11,496	(2,532)	8,964
Assets	844,364	9,849	81,361	(212)	844,364	90,998	935,362

	For twelve months ended December 31, 2009
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	207,707	4,563	3,827	—	207,707	8,390	216,097
Operating expense	178,409	3,721	3,233	1,334	178,409	8,288	186,697
Operating income (loss)	29,298	842	594	(1,334)	29,298	102	29,400
Net income (loss)	15,973	841	(1,424)	(219)	15,973	(802)	15,171
Depreciation and amortization	23,622	344	1,677	—	23,622	2,021	25,643
Interest expense	14,118	—	1,826	26	14,118	1,852	15,970
Income tax expense (benefit) in operations income	11,459	578	(1,139)	(618)	11,459	(1,179)	10,280
Assets	750,194	6,569	81,177	40,534	750,194	128,280	878,474

	For twelve months ended December 31, 2008
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	209,189	4,612	6,546	—	209,189	11,158	220,347
Operating expense	179,980	3,794	2,995	684	179,980	7,473	187,453
Operating income (loss)	29,209	818	3,551	(684)	29,209	3,685	32,894
Net income (loss)	19,779	758	1,437	(513)	19,779	1,682	21,461
Depreciation and amortization	22,044	322	1,677	—	22,044	1,999	24,043
Interest expense	12,467	85	1,890	285	12,467	2,260	14,727
Income tax expense (benefit) in operations income	12,009	520	910	(241)	12,009	1,189	13,198
Assets	710,284	5,521	83,239	51,833	710,284	140,593	850,877

*	The “All Other” category is SJW Corp., on a stand-alone basis.
**	For the year ended December 31, 2010, an impairment on real estate investment of $2,131, net of taxes of $1,466, is included in operating expense. No impairments occurred during the same period in 2009 and 2008.

Note 14. Sale	of California Water Service Group Stock

During the year ended December 31, 2010, SJW Corp. sold 907,392 shares of California Water Service Group for $33,938, before fees of $273. SJW Corp. recognized a gross gain on the sale of the stock of approximately $18,966, tax expense of approximately $7,776, for a net gain of $11,190. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $10,784 and was based on the fair value of the stock as of June 30, 2010 and September 30, 2010. No sales of California Water Service Group stock occurred during the same period in 2009. As of December 31, 2010, SJW Corp. held 192,560 shares of California Water Service Group. SJW Corp. classifies its investment in California Water Service Group as available-for-sale. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income. During the year ended December 31, 2010, unrealized loss, net of tax, was $44 due to a change in the market value of the investment in California Water Service Group. The following table summarizes the fair value of our investment in California Water Service Group as of December 31, 2010 and 2009:

	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in California Water Service Group	$7,177	$7,177	—	—

	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in California Water Service Group	$40,500	$40,500	—	—

Note 15. Impairment	of Tennessee Distribution Facility

On December 3, 2010, SJW Land Company granted an option to a third-party for the sale of one of its nonregulated real estate investments, a distribution facility located in Knoxville, Tennessee and approximately 30 acres of land on which the facility is located for $16,500. The Company determined that signing the option agreement represented a change in circumstances in the intended use of such facility and land and since the option price was below its current carrying value, impairment indicators existed. Accordingly, the Company performed a recoverability test of estimated future cash flows from the facility in accordance with ASC Topic 360. The Company determined that the carrying value was not recoverable through estimated future cash flows from the exercise of the option and exceeded its fair value.

We measured the fair value using a combination of the income approach and the market approach. The market approach included the use of prices and other relevant information generated by market transactions involving identical or comparable assets. The income approach included the use of a discounted cash flow model, which required the use of unobservable inputs, including assumptions of projected revenue, expenses, and other costs, a terminal value as well as a discount rate of 9% based on a risk free borrowing rate, adjusted for risk. We also used the purchase option price as it represented a strong, observable market indicator of fair value defined in FASB ASC Topic 820—“Fair Value Measurements and Disclosures” as the price that would be received to sell an asset in an orderly transaction between market participants. The Company then applied a probability weighting on potential outcomes of the above three valuation methods, applying a weighting of 35% for the average result of the income and market approaches and 65% for the option price, to determine fair value. We classified these measurements as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. As a result, SJW Land Company recognized a pre-tax impairment loss on the building and land in the fourth quarter of 2010 of approximately $3,597. On January 14, 2011, SJW Land Company was notified by the optionee that they were terminating the option agreement.

The following table presents the long-lived asset that was measured and recorded at fair value on a non-recurring basis during the year ended December 31, 2010, and the loss recorded during that same period. No impairments occurred during the same period in 2009.

		Fair Value Measured and Recorded Using
	Net Carrying Value as of Dec. 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss for Year Ended Dec. 31, 2010
Assets:
Tennessee distribution facility	$15,181	—	—	$15,181	$3,597

Note 16. Unaudited	Quarterly Financial Data

Summarized quarterly financial data is as follows:

	2010 Quarter Ended
	March	June	September	December
Operating revenue	$40,411	54,128	70,347	50,752
Operating income	4,655	8,244	12,420	3,792
Net income	985	4,516	10,787	8,118
Comprehensive income	1,498	3,276	8,906	(102)
Earnings per share:
—Basic	0.05	0.24	0.58	0.45
—Diluted	0.05	0.24	0.58	0.43
Market price range of stock:
—High	26.12	28.23	26.20	27.88
—Low	21.76	22.78	22.57	23.88
Dividend per share	0.17	0.17	0.17	0.17

	2009 Quarter Ended
	March	June	September	December
Operating revenue	$40,021	58,194	69,326	48,556
Operating income	3,455	8,031	11,669	6,245
Net income	116	4,418	8,017	2,620
Comprehensive income (loss)	(2,850)	1,160	9,380	1,245
Earnings per share:
—Basic	0.01	0.24	0.43	0.14
—Diluted	0.01	0.23	0.43	0.14
Market price range of stock:
—High	29.43	26.80	23.95	23.24
—Low	18.72	19.70	21.07	21.11
Dividend per share	0.16	0.17	0.16	0.17

SJW CORP.

FINANCIAL STATEMENT SCHEDULE

Schedule II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years ended December 31, 2010 and 2009

(in thousands)

Description	2010	2009	2008
Allowance for doubtful accounts:
Balance, beginning of period	$285	279	196
Charged to expense	301	475	470
Accounts written off	(472)	(577)	(431)
Recoveries of accounts written off	121	108	44

Balance, end of period	$235	285	279

Reserve for litigation and claims:
Balance, beginning of period	$417	668	272
Charged to expense	538	429	526
Revision to accrual, due to settlements	(245)	(280)	(25)
Payments	(261)	(400)	(105)

Balance, end of period	$449	417	668

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management has utilized the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of internal control over financial reporting.

SJW Corp.’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Based on this assessment, management has concluded SJW Corp.’s internal control over financial reporting as of December 31, 2010 is effective.

KPMG LLP has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. Their report is included in Item 8 of this report.

Changes in Internal Controls

There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Corp.’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on April 27, 2011 (the “2011 Proxy Statement”) under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Ethics

SJW Corp. has adopted a code of ethics that applies to SJW Corp.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the code of ethics is available, free of charge, at the company’s website at http://www.sjwater.com. SJW Corp. intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.

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

The information required by this item is contained in the 2011 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the 2011 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction, and Director Independence

The information required by this item is contained in the 2011 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in the 2011 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of SJW Corp. Incorporated by reference to Exhibit 3.1 to Form 10-K for year ended December 31, 2001.

3.2	Certificate of Amendment of the Restated Articles of Incorporation of SJW Corp., as filed with the Secretary of State of the State of California on February 22, 2006. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 27, 2006.

3.3	By-Laws of SJW Corp., as amended on July 28, 2010. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 29, 2010.

4	Instruments Defining the Rights of Security Holders, including Indentures: No current issue of the registrant’s long-term debt exceeds 10 percent of its total assets. SJW Corp. hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of unregistered senior and subordinated debt of the company.

4.1	Indenture dated as of June 1, 2010 between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2010.

10.1	Water Supply Contract dated January 27, 1981, between San Jose Water Works and the Santa Clara Valley Water District, as amended. Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2001.

10.2	Limited Partnership Agreement of 444 West Santa Clara Street, L.P., entered into as of September 2, 1999, between SJW Land Company and Toeniskoetter & Breeding, Inc. Development. Incorporated by reference to Exhibit 10.18 to Form 10-Q for the quarter ended September 30, 1999.

10.3	Asset Purchase Agreement by and between SJWTX, Inc. to purchase the assets of Canyon Lake Water Supply Corporation, a Texas nonprofit water supply corporation, dated October 4, 2005. Incorporated by reference to Exhibit 10.1 to Form 10-Q for quarter ending September 30, 2005.

10.4	Credit Agreement dated as of May 27, 2010 by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 28, 2010.

10.5	First Amendment to Credit Agreement by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association dated December 16, 2010 and First Modification to Promissory Note dated December 16, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2010.

10.6	Credit Agreement dated as of May 27, 2010 by and between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 28, 2010.

10.7	First Amendment to Credit Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated December 16, 2010 and First Modification to Promissory Note dated December 16, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2010.

10.8	Loan Agreement dated as of June 1, 2010 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2010.

10.9	Bond Purchase agreement dated June 9, 2010 among Goldman, Sachs & Co., the Treasurer of the State of California and the California Pollution Control Financing Authority and approved by San Jose Water Company. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010.

10.10	Form of Letter Amendment to SJW Corp. Director Pension Plan. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2007. (2)

10.11	San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective October 28, 2009. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2009. (2)

10.12	Plan Amendment No. 1 to San Jose Water Company Executive Supplemental Retirement Plan as amended and restated effective October 28, 2009. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2010. (2)

10.13	San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, dated July 29, 2009. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009. (2)

10.14	Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, effective as of January 1, 2011. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 1, 2010. (2)

10.15	SJW Corp. Long-Term Incentive Plan, as amended and restated January 30, 2008. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 1, 2008. (2)

10.16	Chief Executive Officer Employment Agreement amended and restated, effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008. (2)

10.17	First Amendment, effective as of January 1, 2010, to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2009. (2)

10.18	Second Amendment dated January 26, 2010 to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2009. (2)

10.19	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.20	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.21	SJW Corp. Executive Officer Short-Term Incentive Plan, effective as of April 30, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2008. (2)

10.22	SJW Corp. Executive Severance Plan, amended and restated, effective January 1, 2010. Incorporated by reference as Exhibit 10.14 to Form 10-K for the year ended December 31, 2009. (2)

10.23	SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2010 and amended effective October 26, 2010. (1) (2)

10.24	San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.14 to Form 10-K for the year ended December 31, 2008. (2)

10.25	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.26	SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2007. (2)

10.27	SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated, effective as of July 29, 2009. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009. (2)

10.28	Form of Stock Option Dividend Equivalent Rights Agreement, effective as of January 1, 2008. Incorporated by reference as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008. (2)

10.29	Chief Operating Officer Stock Option Dividend Equivalent Rights Agreement, as amended and restated effective as of January 1, 2008. Incorporated by reference as Exhibit 10.19 to Form 10-K for the year ended December 31, 2008. (2)

10.30	Restricted Stock Unit Issuance Agreement, amended and restated, effective as of July 1, 2008. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2008. (2)

10.31	Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2008. (2)

10.32	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2008. (2)

10.33	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2008. (2)

10.34	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.24 to Form 10-K for the year ended December 31, 2008. (2)

10.35	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008. (2)

10.36	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.26 to Form 10-K for the year ended December 31, 2008. (2)

10.37	Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.27 to Form 10-K for the year ended December 31, 2008. (2)

10.38	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.30 to Form 10-K for the year ended December 31, 2009. (2)

10.39	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.31 to Form 10-K for the year ended December 31, 2009. (2)

10.40	Form of Restricted Stock Unit Issuance Agreement Award, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.28 to Form 10-K for the year ended December 31, 2008. (2)

10.41	Form of Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.29 to Form 10-K for the year ended December 31, 2008. (2)

10.42	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2009. (2)

10.43	Performance Goals for the Chief Executive Officer 2009 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009. (2)

10.44	Performance Goals for the Chief Executive Officer 2010 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2009. (2)

10.45	Performance Goals for the Chief Executive Officer 2011 Fiscal Year Bonus (1) (2)

10.46	Form of Indemnification Agreement between SJW Corp. and officers. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2009. (2)

10.47	Form of Indemnification Agreement between SJW Corp. and Board members. Incorporated by reference as Exhibit 10.38 to Form 10-K for the year ended December 31, 2009. (2)

10.48	Form of Separation Agreement and Release by and between Angela Yip and San Jose Water Company. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 10, 2010. (2)

10.49	Form of Separation Agreement and Release dated September 30, 2010 by and between David A. Green and San Jose Water Company. (1) (2)

21.1	Subsidiaries of SJW Corp. filed as Exhibit 21.1 to Form 10-K for the year ended December 31, 2009.

23	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.
(2)	Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJW CORP.

Date: March 1, 2011	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER, Chairman, Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2011	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Member, Board of Directors

Date: March 1, 2011	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer

Date: March 1, 2011	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Controller

Date: March 1, 2011	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date: March 1, 2011	By	/s/ Mark L. Cali
MARK L. CALI, Member, Board of Directors

Date: March 1, 2011	By	/s/ J. Philip DiNapoli
J. PHILIP DINAPOLI, Member, Board of Directors

Date: March 1, 2011	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date: March 1, 2011	By	/s/ Norman Y. Mineta
NORMAN Y. MINETA, Member, Board of Directors

Date: March 1, 2011	By	/s/ Ronald B. Moskovitz
RONALD B. MOSKOVITZ, Member, Board of Directors

Date: March 1, 2011	By	/s/ George E. Moss
GEORGE E. MOSS, Member, Board of Directors

Date: March 1, 2011	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER, Member, Board of Directors

Date: March 1, 2011	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors