Form 10-Q
period 2011-03-31
SJW CORP
filed 2011-05-06
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of April 21, 2011, there were 18,577,012 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
OPERATING REVENUE	$43,696	40,411
OPERATING EXPENSE:
Operations:
Purchased water	7,416	5,819
Power	1,014	1,144
Groundwater extraction charges	4,508	4,995
Other production costs	2,592	2,538
Total production costs	15,530	14,496
Administrative and general	9,636	8,988
Maintenance	3,048	2,776
Property taxes and other non-income taxes	2,087	1,703
Depreciation and amortization	7,794	7,111
Total operating expense	38,095	35,074
OPERATING INCOME	5,601	5,337
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,256)	(3,622)
Mortgage and other interest expense	(475)	(500)
Loss on sale of utility property	(23)	—
Dividend income	60	327
Other, net	136	125
Income before income taxes	1,043	1,667
Provision for income taxes	433	682
NET INCOME	610	985
Other comprehensive (loss) income:
Unrealized (loss) income on investment	(19)	869
Less: income taxes related to other comprehensive (loss) income	8	(356)
Other comprehensive (loss) income, net	(11)	513
COMPREHENSIVE INCOME	$599	1,498
EARNINGS PER SHARE
Basic	$0.03	0.05
Diluted	$0.03	0.05
DIVIDENDS PER SHARE	$0.17	0.17
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,570,140	18,519,036
Diluted	18,775,385	18,721,491
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	MARCH 31, 2011	DECEMBER 31, 2010
ASSETS
Utility plant:
Land	$8,579	8,579
Depreciable plant and equipment	1,018,311	1,004,689
Construction in progress	14,501	10,103
Intangible assets	14,313	13,538
	1,055,704	1,036,909
Less accumulated depreciation and amortization	329,597	322,102
	726,107	714,807
Real estate investment	88,962	88,943
Less accumulated depreciation and amortization	9,273	8,854
	79,689	80,089
CURRENT ASSETS:
Cash and cash equivalents	2,354	1,730
Accounts receivable:
Customers, net of allowances for uncollectible accounts	9,154	12,491
Income tax	11,579	7,634
Other	731	993
Accrued unbilled utility revenue	13,108	12,717
Materials and supplies	1,015	989
Prepaid expenses	1,120	1,473
	39,061	38,027
OTHER ASSETS:
Investment in California Water Service Group	7,158	7,177
Debt issuance costs and broker fees, net of accumulated amortization	4,479	4,308
Regulatory assets, net	87,721	87,721
Other	3,463	3,233
	102,821	102,439
	$947,678	935,362
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	MARCH 31, 2011	DECEMBER 31, 2010
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,577,012 shares on March 31, 2011 and 18,551,540 on December 31, 2010	$9,675	9,662
Additional paid-in capital	23,808	23,443
Retained earnings	216,942	219,568
Accumulated other comprehensive income	2,348	2,359
Total shareholders’ equity	252,773	255,032
Long-term debt, less current portion	295,059	295,704
	547,832	550,736
CURRENT LIABILITIES:
Line of credit	11,500	4,000
Current portion of long-term debt	1,149	1,133
Accrued groundwater extraction charges and purchased water	3,721	4,359
Purchased power	454	495
Accounts payable	10,609	5,487
Accrued interest	4,897	5,244
Accrued property taxes and other non-income taxes	1,876	1,288
Accrued payroll	2,825	2,720
Other current liabilities	4,040	4,429
	41,071	29,155
DEFERRED INCOME TAXES	109,753	106,406
UNAMORTIZED INVESTMENT TAX CREDITS	1,540	1,555
ADVANCES FOR CONSTRUCTION	67,489	68,352
CONTRIBUTIONS IN AID OF CONSTRUCTION	121,603	121,803
DEFERRED REVENUE	1,066	1,100
POSTRETIREMENT BENEFIT PLANS	51,248	50,213
OTHER NONCURRENT LIABILITIES	6,076	6,042
COMMITMENTS AND CONTINGENCIES	—	—
	$947,678	935,362
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$610	985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,794	7,111
Deferred income taxes	3,273	158
Share-based compensation	202	241
Loss on sale of utility property	23	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	3,208	2,205
Accounts payable, purchased power and other current liabilities	(927)	(37)
Accrued groundwater extraction charges and purchased water	(638)	(688)
Accrued taxes	(3,551)	(211)
Accrued interest	(347)	(972)
Accrued payroll	105	192
Postretirement benefits	1,035	1,404
Other changes, net	749	656
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,536	11,044
INVESTING ACTIVITIES:
Additions to utility plant:
Company funded	(12,122)	(15,658)
Contributions in aid of construction	(723)	(890)
Additions to real estate investment	(19)	—
Payments for business acquisition and water rights	(1,078)	(663)
Cost to retire utility plant, net of salvage	(883)	(101)
Proceeds from sale of utility property	43	—
NET CASH USED IN INVESTING ACTIVITIES	(14,782)	(17,312)
FINANCING ACTIVITIES:
Borrowings from line of credit	7,500	10,850
Repayments of line of credit	—	(2,300)
Repayments of long-term borrowings	(543)	(186)
Debt issuance costs	(87)	—
Dividends paid	(3,205)	(3,149)
Exercise of stock options and similar instruments	254	290
Tax benefits realized from share options exercised	8	4
Receipts of advances and contributions in aid of construction	370	1,565
Refund of advances for construction	(427)	(422)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,870	6,652
NET CHANGE IN CASH AND CASH EQUIVALENTS	624	384
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,730	1,416
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,354	1,800
Cash paid during the period for:
Interest	$5,186	5,204
Income taxes	850	339
Supplemental disclosure of non-cash activities:
Change in accrued payables	5,625	4,297
Utility property installed by developers	—	117
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(in thousands, except share and per share data)

Note 1.	General
In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the results for the interim periods. These adjustments consist only of normal recurring adjustments.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Corp.’s 2010 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater, and lower in the winter months when cooler temperatures and increased rainfall curtail water usage and sales.
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2011 and 2010, 239 and 2,433 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
The Company reclassified $2,538 of costs incurred to support the delivery of water from other operating expense to production costs and $1,930 from other operating expense to administrative and general related to customer service costs. In addition, the Company reclassified income taxes out of operating expense to conform to the current year presentation. These reclassifications impacted total production costs, total operating expense and operating income. The Company believes these reclassifications provide investors with better operating information and are in line with current practices of other water companies and California Public Utilities Commission (“CPUC”) guidance.

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
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued under an ESPP. As of March 31, 2011, the remaining shares available for issuance under the Incentive Plan were 1,196,102, and 369,333 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2011
(in thousands, except share and per share data)

The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2011 and 2010.

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Compensation costs charged to income:
ESPP	$45	46
Restricted stock and deferred restricted stock	157	195
Total compensation costs charged to income	$202	241
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	4
Restricted stock and deferred restricted stock	8	—
Total excess tax benefits realized from share options exercised and stock issuance	$8	4
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	32
ESPP	254	258
Total proceeds from the exercise of stock options and similar instruments	$254	290
Stock Options
No options were granted during the three months ended March 31, 2011 and 2010.
As of March 31, 2011, there were no unrecognized compensation costs related to stock options.
Restricted Stock and Deferred Restricted Stock
On January 3, 2011, restricted stock units covering an aggregate of 13,631 shares of common stock of SJW Corp. were granted to several executives of SJW Corp. and its subsidiaries. The units vest in four equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair value of $23.70 per unit over the vesting period beginning in 2011.
On January 25, 2011, market performance-vesting restricted stock units granted to a key executive of SJW Corp. on April 30, 2008 covering 7,000 shares of common stock of SJW Corp. were canceled because the market performance objective was not attained. However, since the requisite service over the three-year service period of the award was rendered, even though the market condition was not achieved, compensation cost over the three-year requisite service period was not reversed.
As of March 31, 2011, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,233. This cost is expected to be recognized over a weighted-average period of 2.07 years.
Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three months ended March 31, 2011 and 2010, $32 and $31, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2011
(in thousands, except share and per share data)

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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $15 in each of the three-month periods ended March 31, 2011 and 2010, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2011 for the ESPP is approximately $29. This cost is expected to be recognized during the second and third quarters of 2011.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Land	$21,312	21,312
Buildings and improvements	67,350	67,281
Intangibles	300	350
Subtotal	88,962	88,943
Less: accumulated depreciation and amortization	9,273	8,854
Total	$79,689	80,089
Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 4.	Employee Benefit Plans
The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three months ended March 31, 2011 and 2010 are as follows:

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Service cost	$947	822
Interest cost	1,445	1,403
Other cost	738	712
Expected return on assets	(1,105)	(935)
	$2,025	2,002

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2011
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of March 31, 2011 and December 31, 2010:

			Fair Value Measurements at March 31, 2011
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$2,086	$2,086	$—	$—
Actively Managed (a):
U.S. Small Cap Equity	Russell 2000	6,428	6,428	—	—
U.S. Large Cap Equity	Russell 1000 Growth	3,981	3,981	—	—
Emerging Market Equity	MSCI Emerging Markets Net	3,659	3,659	—	—
U.S. Small Mid Cap Equity	Russell 2500	2,025	2,025	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,517	4,517	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	5,898	5,898	—	—
U.S. Small Mid Cap Equity	Russell 2500	665	665	—	—
U.S. Small Cap Equity	Russell 2000	139	139	—	—
U.S. Mid Cap Equity	Russell Mid Cap	67	67	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,765	4,765	—	—
REIT	Nareit - Equity REITS	3,187	—	3,187	—
Fixed Income (c)	(c)	25,262	—	25,262	—
Total		$62,679	$34,230	$28,449	$—
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

(c)
Actively managed portfolio of fixed income securities with the goal to exceed the Barclays Capital Aggregate Bond, Barclays Capital 1-3 Year Government/Credit, Citigroup World Government Bond Index, and Merrill Lynch High Yield Master II performance.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2011
(in thousands, except share and per share data)

			Fair Value Measurements at December 31, 2010
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$12,823	$12,823	$—	$—
Actively Managed (a):
U.S. Small Cap Equity	Russell 2000	5,961	5,961	—	—
U.S. Large Cap Equity	Russell 1000 Growth	3,822	3,822	—	—
Emerging Market Equity	MSCI Emerging Markets Net	62	62	—	—
U.S. Small Mid Cap Equity	Russell 2500	1,850	1,850	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	101	101	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	5,597	5,597	—	—
U.S. Small Mid Cap Equity	Russell 2500	625	625	—	—
U.S. Small Cap Equity	Russell 2000	128	128	—	—
U.S. Mid Cap Equity	Russell Mid Cap	63	63	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,617	4,617	—	—
REIT	Nareit - Equity REITS	2,987	—	2,987	—
Fixed Income (c)	(c)	22,118	—	22,118	—
Total		$60,754	$35,649	$25,105	$—
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

In 2011, San Jose Water Company is required by the Internal Revenue Service to make minimum contributions of up to $6,800 and $569 to the pension plan and other postretirement benefit plan, respectively.

Note 5.	Segment and Nonregulated Business Reporting
SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas and (iv) Texas Water Alliance Limited, a nonregulated water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.’s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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
MARCH 31, 2011
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

	For Three Months Ended March 31, 2011
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$41,682	907	1,107	—	41,682	2,014	43,696
Operating expense	36,070	698	790	537	36,070	2,025	38,095
Operating income (loss)	5,612	209	317	(537)	5,612	(11)	5,601
Net income (loss)	860	99	(120)	(229)	860	(250)	610
Depreciation and amortization	7,288	87	419	—	7,288	506	7,794
Senior note, mortgage and other interest expense	4,266	—	465	—	4,266	465	4,731
Income tax expense (benefit) in net income	618	82	(84)	(183)	618	(185)	433
Assets	$855,877	10,564	81,462	(225)	855,877	91,801	947,678

	For Three Months Ended March 31, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$38,760	844	807	—	38,760	1,651	40,411
Operating expense	33,543	571	610	350	33,543	1,531	35,074
Operating income (loss)	5,217	273	197	(350)	5,217	120	5,337
Net income (loss)	973	161	(174)	25	973	12	985
Depreciation and amortization	6,606	86	419	—	6,606	505	7,111
Senior note, mortgage and other interest expense	3,681	—	441	—	3,681	441	4,122
Income tax expense (benefit) in net income	809	111	(119)	(119)	809	(127)	682
Assets	$760,644	7,307	81,243	41,468	760,644	130,018	890,662

 *    The “All Other” category includes SJW Corp. on a stand-alone basis.

Note 6.	Long-Term Liabilities
SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.
On March 10, 2011, 444 West Santa Clara Street, L.P. refinanced its mortgage loan. The new loan of $3,300 required a cash call from the partnership of approximately $500, of which SJW Land Company contributed 70% or approximately $350. The new mortgage loan is due in March 2021 and will be amortized over 20 years with a fixed interest rate of 5.68%.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2011
(in thousands, except share and per share data)

Note 7.	Fair Value Measurement
The carrying amount of SJW Corp.’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of the dates presented because of the short-term maturity of the instruments. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.’s long-term debt was approximately $330,283 and $344,105 as of March 31, 2011 and December 31, 2010, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $296,208 and $296,837 as of March 31, 2011 and December 31, 2010, respectively.
The following table summarizes the fair value of our investment in California Water Service Group as required by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures,” as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at March 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,158	7,158	—	—

		Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,177	7,177	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
As of March 31, 2011 and December 31, 2010, the total balance in San Jose Water Company’s balancing accounts, including interest, was an under-collection of $2,628 and $2,596, respectively. As of March 31, 2011 and December 31, 2010, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was an under-collection of $5,455 and $5,217, respectively. As of March 31, 2011 and December 31, 2010, an under-collection of $5,740 is included in these amounts relating to the Company’s Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”). All balancing accounts and memorandum-type accounts will generally be reviewed by the CPUC in San Jose Water Company’s next general rate case or if an individual account reaches a threshold of 2% of authorized revenue.
On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740 or approximately 2.61%. This increase is intended to recover the accumulated balance in the MCRAM, which was in effect from August 3, 2009 to May 1, 2010. The CPUC authorized San Jose Water Company to establish a MCRAM to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by Santa Clara Valley Water District (“SCVWD”). As directed by the CPUC’s Division of Water and Audits, the MCRAM would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. All revenue would be recognized immediately after final approval by the CPUC. On November 29, 2010, the CPUC’s Division of Water and Audits rejected the requested revenue increase without prejudice, claiming that the request should be submitted on a Petition for Modification of an earlier decision. On December 7, 2010, San Jose Water

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2011
(in thousands, except share and per share data)

Company filed a Request for Review of the Rejection. On April 29, 2011, the CPUC’s Division of Water and Audits issued draft Resolution W-4875 that would have the CPUC affirm the rejection of the requested revenue increase. The draft Resolution sets a deadline for submitting comments on or before June 15, 2011. San Jose Water Company anticipates filing comments on the draft Resolution prior to the scheduled deadline. The draft Resolution is preliminarily set to be on the June 23, 2011 Commission meeting agenda, where the Commission will vote to adopt or deny the draft Resolution.

Note 9.	Legal Proceedings
SJW Corp. is subject to ordinary routine litigation incidental to its business. On November 20, 2009, 55 Partners, LLC (“Plaintiff”) filed a lawsuit against San Jose Water Company in the Superior Court of the State of California, County of Santa Clara (55 Partners LLC v San Jose Water Company, Case No. 109 CV 157824). The lawsuit alleged that a water main operated by San Jose Water Company has encroached upon the Plaintiff’s commercial property located in Los Gatos, California, and that the Plaintiff suffered damages following a rupture of the water main caused by the Plaintiff’s construction work in a development project. The lawsuit seeks to recover damages in lost rental revenue to the Plaintiff’s development project, lost revenue to the Plaintiff’s motel operation on the property, and other opportunity costs and expenses. The trial commenced on April 27, 2011. San Jose Water Company intends to defend the lawsuit vigorously. SJW Corp. does not believe that the outcome of this lawsuit will have a material adverse effect on the financial condition of SJW Corp. and its subsidiaries.
There are no other pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.’s business, financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share data)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.’s Annual Report on Form 10-K for the year ended December 31, 2010.
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and its subsidiaries and the industries in which SJW Corp. operates and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “seeks,” “plans,” “projects,” “may,” “should,” “will,” and variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and our most recent Form 10-K filed with the SEC under the item entitled “Risk Factors,” and in other reports SJW Corp. files with the SEC, specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

General:
SJW Corp. is a holding company with four subsidiaries.
San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to approximately 226,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution, wholesale and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides nonregulated water related services under agreements with municipalities. These nonregulated services include full water system operations and billing and cash remittance services.
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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties as of March 31, 2011:

				% for Three Months Ended March 31, 2011 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	16%	16%
Warehouse building	Windsor, Connecticut	17	170,000	17%	12%
Warehouse building	Orlando, Florida	8	147,000	10%	7%
Retail building	El Paso, Texas	2	14,000	7%	2%
Warehouse building	Phoenix, Arizona	11	176,000	19%	11%
Warehouse building	Knoxville, Tennessee	30	361,500	N/A	13%
Commercial building	Knoxville, Tennessee	15	135,000	31%	39%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. One of the California properties is owned by such partnership. The limited partnership has been determined to be a variable interest entity within the scope of FASB ASC Topic 810 – “Consolidation” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 9,300 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 237 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.
In addition, SJW Corp. also owns 192,560 shares of common stock of California Water Service Group, which represents approximately 1% of that company’s outstanding shares of common stock as of March 31, 2011.

Business Strategy:
SJW Corp. focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations.

(2)
Regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC in California and the Texas Commission on Environmental Quality (“TCEQ”) in Texas.

(3)	Out-of-region water and utility related services, primarily in the Western United States.
As part of its pursuit of the above three strategic areas, the Company considers from time to time opportunities to acquire businesses and assets. However, SJW Corp. cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, any transaction will involve numerous risks, including the possibility of incurring more costs than benefits derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s attention from day-to-day operations of the business, the potential for a negative impact on SJW Corp.’s financial position and operating results, entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful and will not materially harm its operating results or financial condition.
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

Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services’ estimates is determined. As of March 31, 2011 and December 31, 2010, accrued unbilled revenue was $13,108 and $12,717, respectively.
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the three months ended March 31, 2011 and 2010, the surcharge was $581 and $601, respectively.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized as of March 31, 2011 and December 31, 2010. Net regulatory assets recorded by San Jose Water Company as of March 31, 2011 and December 31, 2010 were $87,721 and $87,721, respectively.
Pension Plan Accounting
San Jose Water Company offers a Pension Plan, an Executive Supplemental Retirement Plan, and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases expected to be received by the employees, mortality, turnover, and medical costs.
Plan assets are marked to market at each measurement date. The investment trust assets incur unrealized market gains or losses from time to time. Both unrealized market gains and losses on pension assets are amortized over 12.78 years for actuarial expense calculation purposes.

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
Since the amounts in the balancing accounts must be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize balancing accounts in its revenue until the CPUC approval occurs. It is typical for the CPUC to incorporate any over-collected and/or under-collected balances in balancing accounts into customer rates at the time rate decisions are made as part of the Company’s general rate case proceedings by assessing temporary surcredits and/or surcharges. In such circumstances, the Company recognizes an impact to revenue, either positive or negative, as the surcredits and/or surcharges are billed to customer accounts.
San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, mandatory conservation, unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency and recovery of capital improvement costs. Rate recovery for these memorandum accounts are generally allowed in the next general rate cases.
In the case where the Company’s balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, the Company can request the CPUC to recognize the amounts in such accounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter. If such amounts are authorized for inclusion into customer rates, revenue would be recognized at the time authorization is received pursuant to ASC Topic 605 and Sub-Topic 980-605 – “Revenue Recognition.”
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
Overview
SJW Corp.’s consolidated net income for the three months ended March 31, 2011 was $610, a decrease of $375, or approximately 38%, from $985 in the first quarter of 2010. Revenue increased $3,285 due to cumulative rate increases of $2,357, $628 in higher customer water usage and new customers compared to a year ago and $300 in higher revenue from real estate operations. The increase in revenue was offset by higher production costs as a result of decreased use of available surface water, an increase in depreciation expense due to increased depreciable assets and an increase in interest expense due to the issuance of $50,000 in California Pollution Control Financing Authority revenue bonds in June 2010.
Operating Revenue

	Operating Revenue by Segment
	THREE MONTHS ENDED MARCH 31,
	2011	2010
Water Utility Services	$42,589	39,604
Real Estate Services	1,107	807
	$43,696	40,411

The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2011 vs. 2010
	Increase/(decrease)
Water Utility Services:
Consumption changes	$458	1%
New customers increase	170	—%
Rate increases	2,357	6%
Real Estate Services	300	1%
	$3,285	8%

Operating Expense

	Operating Expense by Segment
	THREE MONTHS ENDED MARCH 31,
	2011	2010
Water Utility Services	$36,768	34,114
Real Estate Services	790	610
All Other	537	350
	$38,095	35,074

The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2011 vs. 2010
	Increase/(decrease)
Water production costs:
Change in surface water supply	$1,040	3%
Change in usage and new customers	19	—%
Purchased water and groundwater extraction charge and energy price increase	(25)	—%
Total water production costs	1,034	3%
Administrative and general	648	2%
Maintenance	272	1%
Property taxes and other non-income taxes	384	1%
Depreciation and amortization	683	2%
	$3,021	9%
Sources of Water Supply
San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051.
CLWSC’s water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with GBRA, which expire in 2040, 2044 and 2050. The agreements provide CLWSC with 6,700 acre-feet of water per year from Canyon Lake at prices to be adjusted periodically by GBRA.
Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	THREE MONTHS ENDED MARCH 31,		Increase/ (decrease)	% Change
	2011	2010
Purchased water	3,911	3,037	874	11%
Groundwater	2,914	3,216	(302)	(4)%
Surface water	872	1,411	(539)	(7)%
Reclaimed water	18	25	(7)	—%
	7,715	7,689	26	—%
The changes in the source of supply mix were consistent with the changes in the water production costs.
Unaccounted-for water on a 12 month-to-date basis for March 31, 2011 and 2010 approximated 7.26% and 7.49%, respectively, as a percentage of total production. The estimate is based on the results of past experience and current trends, and efforts to reduce Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.
Water production costs
For the three months ended March 31, 2011 compared to 2010, the increase in water production costs was primarily attributable to an increase in the use of purchased water. This resulted from a decrease in the use of available surface water supply due to inclement weather conditions which impacted our ability to treat available surface water. We expect the use of surface water will increase as weather conditions become more favorable.
Other Operating Expenses
Operating expenses, excluding water production costs, increased $1,987 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was primarily attributable to an increase of $683 in depreciation expense due to increased depreciable assets, $648 increase in administrative and general expenses primarily due to an increase in legal fees and wages, $384 increase in property taxes and other non-income taxes and $272 increase in maintenance expenses due to an increase in contract and paving costs as a result of an increase in main leak repairs.
Provision for Income Taxes
Income tax expense decreased $249 for the three months ended March 31, 2011 as a result of lower pre-tax income.

Other Comprehensive (Loss)/Income
The change in other comprehensive (loss)/income for the three months ended March 31, 2011 and 2010 was due to the changes in market value of the investment in California Water Service Group.
Water Supply
On March 28, 2011, SCVWD’s 10 reservoirs were approximately 80% full with 136,036 acre-feet of water in storage. As reported by SCVWD, the rainfall from July 1, 2009 to March 28, 2011 was approximately 118% of the seasonal average to date. As of March 31, 2011, San Jose Water Company’s Lake Elsman contained 2,005 million gallons of which approximately 1,805 million gallons can be utilized. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 53.14 inches for the season commencing from July 1, 2010 through March 31, 2011, which is approximately 136% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2011.
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
On March 24, 2009, the SCVWD board of directors passed a resolution calling for a mandatory 15% reduction in water use for the remainder of the calendar year 2009. On December 8, 2009, this call for conservation was further extended through June 2010. To effect water restrictions, SCVWD worked with other political subdivisions that possess the authority to enact and enforce drought ordinances in order to effect such restrictions. San Jose Water Company worked with the CPUC to develop its water conservation plan to comply with the call for a 15% reduction in water use. The CPUC approved the plan, which became effective on August 12, 2009 and remained in effect through June 2010.
On July 13, 2010, the SCVWD board of directors passed a resolution calling for a three-month, 10% mandatory water conservation through September 30, 2010. On August 31, 2010, the SCVWD board of directors held a special work study session, which included retailers and municipalities, to discuss tiered rates and the effect on water conservation.
On September 28, 2010, the SCVWD board of directors voted to end mandatory conservation, but continued to request a voluntary 10% conservation through June 30, 2011.
Regulation and Rates
Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740 or approximately 2.61%. This increase is intended to recover the accumulated balance in the MCRAM, which was in effect from August 3, 2009 to May 1, 2010. The CPUC authorized MCRAM is intended to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the SCVWD. As directed by the CPUC’s Division of Water and Audits, the MCRAM would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. All revenue would be recognized immediately after final approval by the CPUC. On November 29, 2010, the CPUC’s Division of Water and Audits rejected the requested revenue increase without prejudice, claiming that the request should be submitted on a Petition for Modification of an earlier decision. On December 7, 2010, San Jose Water Company filed a Request for Review of the Rejection. On April 29, 2011, the CPUC’s Division of Water and Audits issued draft Resolution W-4875 that would have the CPUC affirm the rejection of the requested revenue increase. The draft Resolution sets a deadline for submitting comments on or before June 15, 2011. San Jose Water Company anticipates filing comments on the draft Resolution prior to the scheduled deadline. The draft Resolution is preliminarily set to be on the June 23, 2011 Commission meeting agenda, where the Commission will vote to adopt or deny the draft Resolution.
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The

MWTP treats surface water from the local watershed by direct media filtration and chlorine disinfection. Over the past 40 years, state and federal drinking water regulations have changed significantly in areas that the MWTP was not designed to address. The MWTP has aging infrastructure and many of its components are out-dated and at the end of their useful lives. In addition, the concrete structures do not meet current structural and seismic requirements. The total planned project cost is $73,700 over five years, with the project commencing in late 2011. San Jose Water Company’s application is requesting revenue increases of $490 or 0.22% in 2011, $1,861 or 0.85% in 2012, $7,700 or 3.50% in 2013, $3,547 or 1.61% in 2014 and $843 or 0.38% in 2015 (all at the current authorized rate of return). A decision on the application is expected sometime in the second half of 2011.
On December 22, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, filed an advice letter with the CPUC requesting authorization to increase revenues by $427 or 0.19% via a rate base offset for the recent replacement of the Greenridge Terrace Tank #2. This request was approved and the rates became effective on January 26, 2011.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an initial increase in revenue of 38% followed by a 33% increase scheduled for 2011. The 38% increase became effective, subject to refund, on October 27, 2010. Following an agreement between CLWSC and the Coalition for Equitable Water Rates, an agreement was reached in February 2011 not to implement the second phase of the rate increase until the proceeding has been completed, which is expected sometime during the first quarter of 2012. The ultimate rate increase approved by the TCEQ will then become effective retroactively back to February 2011, and any revenue shortfall will be recovered through a surcharge.
Liquidity and Capital Resources:
Cash Flow from Operations
During the three months ended March 31, 2011, SJW Corp. generated cash flow from operations of approximately $11,500, compared to $11,000 in 2010. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes and changes in working capital items. Cash flow from operations increased by approximately $500. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items and loss from asset activity increased $3,400, (2) improved collection of accounts receivable drove an increase of $1,000, (3) general working capital changes caused a $600 decrease, and (4) changes in accrued taxes were $3,300 greater than the prior period.
As of March 31, 2011, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2010. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the three months ended March 31, 2011, SJW Corp. used approximately $12,100 of cash for company funded capital expenditures, $700 for developer funded capital expenditures, and $1,100 for acquisitions.
Water Utility Services’ budgeted capital expenditures for 2011, exclusive of capital expenditures financed by customer contributions and advances, are $69,958. Historically, amounts have been carried over from previous years’ budgets. Approximately $10,600 has been carried over from prior years’ budget and is included in the amount above. As of March 31, 2011, $12,122 or 17% of the $69,958 has been spent.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $469,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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

Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2011 decreased by approximately $2,800 from the same period in the prior year. The decrease was primarily due to a $3,400 decrease in new borrowings on the line of credit and a decrease in repayments of $1,900. In addition, the Company received $1,200 less in cash from advances and contributions in aid of construction compared to the same period in the prior year.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 48% debt and 52% equity (book value). As of March 31, 2011, San Jose Water Company’s funded debt and equity were approximately 54% and 46%, respectively.
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
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2011, San Jose Water Company’s funded debt was 54% of total capitalization and the net income available for interest charges was 288% of interest charges. As of March 31, 2011, San Jose Water Company is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2011, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has SJW Corp. as a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2011, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
SJW Corp. and its subsidiaries have unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $95,000, of which $45,000 is available to SJW Corp. and SJW Land Company under a single line of credit and $50,000 is available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside as security for its Safe Drinking Water State Revolving Fund loans. At March 31, 2011, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $80,500. These lines of credit bear interest at variable rates. They will expire on June 1, 2012. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 1.75% for the first three months of 2011. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 60% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 200% of interest charges. As of March 31, 2011, SJW Corp.’s funded debt was 54% of total capitalization and the net income available for interest charges was 322% of interest charges. As such, as of March 31, 2011, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 225% of interest charges. As of March 31, 2011, San Jose Water Company was in compliance with all covenants.
On February 3, 2011, SJW Corp. filed with the SEC a Form S-3 to provide stockholders the opportunity to participate in SJW Corp.’s Dividend Reinvestment and Stock Purchase Plan. Such filing became effective on April 19, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. SJW Corp. also owns 192,560 shares of common stock of California Water Service Group as of March 31, 2011, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
SJW Corp. has no material derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to changes in market rates and prices.

ITEM 4.	CONTROLS AND PROCEDURES
SJW Corp.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SJW Corp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There has been no change in internal control over financial reporting during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
SJW Corp. is subject to ordinary routine litigation incidental to its business. On November 20, 2009, 55 Partners, LLC (“Plaintiff”) filed a lawsuit against San Jose Water Company in the Superior Court of the State of California, County of Santa Clara (55 Partners LLC v San Jose Water Company, Case No. 109 CV 157824). The lawsuit alleged that a water main operated by San Jose Water Company has encroached upon the Plaintiff’s commercial property located in Los Gatos, California, and that the Plaintiff suffered damages following a rupture of the water main caused by the Plaintiff’s construction work in a development project. The lawsuit seeks to recover damages in lost rental revenue to the Plaintiff’s development project, lost revenue to the Plaintiff’s motel operation on the property, and other opportunity costs and expenses. The trial commenced on April 27, 2011. San Jose Water Company intends to defend the lawsuit vigorously. SJW Corp. does not believe that the outcome of this lawsuit will have a material adverse effect on the financial condition of SJW Corp. and its subsidiaries.
There are no other pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.’s business, financial position, results of operations or cash flows.

ITEM 5.	OTHER INFORMATION
On April 27, 2011, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1725 per share of common stock. The dividend will be paid June 1, 2011 to shareholders of record as of the close of business on May 9, 2011.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	May 6, 2011	By	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, effective as of January 1, 2011. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 1, 2010. (2)

10.2	Performance Goals for the Chief Executive Officer 2011 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2010. (2)

10.3	Amended and restated Exhibit A to SJW Corp. Executive Supplemental Retirement Plan effective January 26, 2011. (1) (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.

(2)	Management contract or compensatory plan or agreement.