Form 10-Q
period 2011-06-30
SJW CORP
filed 2011-08-08
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
As of July 21, 2011, there were 18,577,630 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
OPERATING REVENUE	$59,007	54,128	$102,703	94,539
OPERATING EXPENSE:
Operations:
Purchased water	12,681	11,335	20,097	17,154
Power	1,373	1,584	2,387	2,728
Groundwater extraction charges	5,300	6,238	9,808	11,233
Other production costs	2,820	2,568	5,412	5,106
Total production costs	22,174	21,725	37,704	36,221
Administrative and general	9,658	8,639	19,294	17,627
Maintenance	3,476	3,289	6,524	6,065
Property taxes and other non-income taxes	2,123	2,060	4,210	3,763
Depreciation and amortization	7,792	7,070	15,586	14,181
Total operating expense	45,223	42,783	83,318	77,857
OPERATING INCOME	13,784	11,345	19,385	16,682
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,235)	(3,636)	(8,491)	(7,258)
Mortgage and other interest expense	(447)	(569)	(922)	(1,069)
Loss on sale of utility property	—	—	(23)	—
Dividend income	60	327	120	654
Other, net	106	150	242	275
Income before income taxes	9,268	7,617	10,311	9,284
Provision for income taxes	3,817	3,101	4,250	3,783
NET INCOME	5,451	4,516	6,061	5,501
Other comprehensive income (loss):
Unrealized income (loss) on investment	48	(2,101)	29	(1,232)
Less: income taxes related to other comprehensive income (loss)	(20)	861	(12)	505
Other comprehensive income (loss), net	28	(1,240)	17	(727)
COMPREHENSIVE INCOME	$5,479	3,276	$6,078	4,774
EARNINGS PER SHARE
Basic	$0.29	0.24	0.33	0.29
Diluted	$0.29	0.24	0.32	0.29
DIVIDENDS PER SHARE	$0.17	0.17	0.34	0.34
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,577,226	18,528,497	18,573,701	18,523,794
Diluted	18,784,694	18,740,662	18,780,058	18,731,104
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	JUNE 30, 2011	DECEMBER 31, 2010
ASSETS
Utility plant:
Land	$8,579	8,579
Depreciable plant and equipment	1,029,305	1,004,689
Construction in progress	17,912	10,103
Intangible assets	14,730	13,538
	1,070,526	1,036,909
Less accumulated depreciation and amortization	336,866	322,102
	733,660	714,807
Real estate investment	89,055	88,943
Less accumulated depreciation and amortization	9,692	8,854
	79,363	80,089
CURRENT ASSETS:
Cash and cash equivalents	45,356	1,730
Accounts receivable:
Customers, net of allowances for uncollectible accounts	15,368	12,491
Income tax	2,134	7,634
Other	885	993
Accrued unbilled utility revenue	17,718	12,717
Materials and supplies	972	989
Prepaid expenses	1,381	1,473
	83,814	38,027
OTHER ASSETS:
Investment in California Water Service Group	7,206	7,177
Debt issuance costs and broker fees, net of accumulated amortization	4,893	4,308
Regulatory assets, net	87,721	87,721
Other	3,657	3,233
	103,477	102,439
	$1,000,314	935,362
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	JUNE 30, 2011	DECEMBER 31, 2010
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,577,510 shares on June 30, 2011 and 18,551,540 on December 31, 2010	$9,676	9,662
Additional paid-in capital	23,941	23,443
Retained earnings	219,155	219,568
Accumulated other comprehensive income	2,376	2,359
Total shareholders’ equity	255,148	255,032
Long-term debt, less current portion	344,811	295,704
	599,959	550,736
CURRENT LIABILITIES:
Line of credit	6,800	4,000
Current portion of long-term debt	1,119	1,133
Accrued groundwater extraction charges and purchased water	7,002	4,359
Purchased power	609	495
Accounts payable	9,765	5,487
Accrued interest	5,263	5,244
Accrued property taxes and other non-income taxes	772	1,288
Accrued payroll	3,769	2,720
Other current liabilities	4,265	4,429
	39,364	29,155
DEFERRED INCOME TAXES	110,430	106,406
UNAMORTIZED INVESTMENT TAX CREDITS	1,524	1,555
ADVANCES FOR CONSTRUCTION	68,480	68,352
CONTRIBUTIONS IN AID OF CONSTRUCTION	121,382	121,803
DEFERRED REVENUE	1,076	1,100
POSTRETIREMENT BENEFIT PLANS	51,923	50,213
OTHER NONCURRENT LIABILITIES	6,176	6,042
COMMITMENTS AND CONTINGENCIES	—	—
	$1,000,314	935,362
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$6,061	5,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,586	14,181
Deferred income taxes	3,991	614
Share-based compensation	328	423
Loss on sale of utility property	23	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(7,770)	(6,908)
Accounts payable, purchased power and other current liabilities	884	691
Accrued groundwater extraction charges and purchased water	2,643	3,138
Accrued taxes	4,811	449
Accrued interest	19	150
Accrued payroll	1,049	1,067
Postretirement benefits	1,710	2,689
Other changes, net	356	162
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,691	22,157
INVESTING ACTIVITIES:
Additions to utility plant:
Company funded	(28,289)	(38,507)
Contributions in aid of construction	(1,771)	(1,695)
Additions to real estate investment	(112)	—
Payments for business acquisition and water rights	(1,776)	(2,577)
Cost to retire utility plant, net of salvage	(1,715)	(196)
Proceeds from sale of utility property	43	—
NET CASH USED IN INVESTING ACTIVITIES	(33,620)	(42,975)
FINANCING ACTIVITIES:
Borrowings from line of credit	10,600	30,850
Repayments of line of credit	(7,800)	(24,800)
Long-term borrowings	50,000	22,267
Repayments of long-term borrowings	(736)	(391)
Debt issuance costs	(87)	(783)
Dividends paid	(6,409)	(6,299)
Exercise of stock options and similar instruments	262	290
Tax benefits realized from share options exercised	7	4
Receipts of advances and contributions in aid of construction	2,746	2,769
Refund of advances for construction	(1,028)	(1,010)
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,555	22,897
NET CHANGE IN CASH AND CASH EQUIVALENTS	43,626	2,079
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,730	1,416
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,356	3,495
Cash paid (received) during the period for:
Interest	$9,642	8,491
Income taxes	(5,358)	1,442
Supplemental disclosure of non-cash activities:
Change in accrued payables	3,466	11,636
Utility property installed by developers	—	117
Loan proceeds held as restricted cash	—	27,733
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2011 and 2010, 2,071 and 0 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2011 and 2010, 2,310 and 2,433 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
The Company reclassified $2,568 and $5,106 of costs incurred to support the delivery of water from other operating expense to production costs and $1,956 and $3,885 from other operating expense to administrative and general related to customer service costs for the three and six-month periods ended June 30, 2010, respectively. In addition, the Company reclassified income taxes out of operating expense to conform to the current year presentation. These reclassifications impacted total production costs, total operating expense and operating income. The Company believes these reclassifications provide investors with better operating information and are in line with current practices of other water companies and California Public Utilities Commission (“CPUC”) guidance.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued to employees under an ESPP. SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan ("DRSPP") which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. As of June 30, 2011, the remaining shares available for issuance under the Incentive Plan were 1,200,827, and 364,459 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2011
(in thousands, except share and per share data)

The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2011 and 2010.

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Compensation costs charged to income:
ESPP	$—	—	$45	46
Restricted stock and deferred restricted stock	126	182	283	377
Total compensation costs charged to income	$126	182	$328	423
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	—	$—	4
Restricted stock and deferred restricted stock	—	—	7	—
Total excess tax benefits realized from share options exercised and stock issuance	$—	—	$7	4
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	—	$—	32
Dividend Reinvestment and Stock Purchase Plan	8	—	8	—
ESPP	—	—	254	258
Total proceeds from the exercise of stock options and similar instruments	$8	—	$262	290
Stock Options
No options were granted during the three and six months ended June 30, 2011 and 2010.
As of June 30, 2011, there were no unrecognized compensation costs related to stock options.
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
On April 25, 2011, a total of 149 shares of common stock were distributed to a retired member of SJW Corp.'s Board of Directors. There was no excess tax benefit realized from this stock issuance.
On June 30, 2011, an executive of SJW Corp. retired from the Company and as a result, a total of 4,725 unvested restricted shares were forfeited. Compensation costs of $22 previously recognized relating to these unvested shares was reversed during the second quarter of 2011.
As of June 30, 2011, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $994. This cost is expected to be recognized over a weighted-average period of 1.81 years.
Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and six months ended June 30, 2011, $32 and $64, respectively, related to DERs were recorded against retained earnings and were accrued as a liability. For the three and six months ended June 30, 2010, $31 and $62, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2011
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $25 and $40 for the three and six months ended June 30, 2011, respectively, and $24 and $39 for the three and six months ended June 30, 2010, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2011 for the ESPP is approximately $8. This cost is expected to be recognized during the third quarter of 2011.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. As of June 30, 2011, 349 shares have been issued under the DRSPP.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Land	$21,312	21,312
Buildings and improvements	67,443	67,281
Intangibles	300	350
Subtotal	89,055	88,943
Less: accumulated depreciation and amortization	9,692	8,854
Total	$79,363	80,089
Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 4.	Employee Benefit Plans
The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and six months ended June 30, 2011 and 2010 are as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Service cost	$947	822	$1,895	1,644
Interest cost	1,445	1,403	2,890	2,807
Other cost	738	712	1,473	1,423
Expected return on assets	(1,105)	(935)	(2,209)	(1,871)
	$2,025	2,002	$4,049	4,003

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2011
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$2,388	$2,388	$—	$—
Actively Managed (a):
U.S. Small Cap Equity	Russell 2000	6,271	6,271	—	—
U.S. Large Cap Equity	Russell 1000 Growth	3,888	3,888	—	—
Emerging Market Equity	MSCI Emerging Markets Net	3,680	3,680	—	—
U.S. Small Mid Cap Equity	Russell 2500	1,779	1,779	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,525	4,525	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	5,603	5,603	—	—
U.S. Small Mid Cap Equity	Russell 2500	617	617	—	—
U.S. Small Cap Equity	Russell 2000	138	138	—	—
U.S. Mid Cap Equity	Russell Mid Cap	67	67	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,653	4,653	—	—
REIT	Nareit - Equity REITS	3,307	—	3,307	—
Fixed Income (c)	(c)	26,982	—	26,982	—
Total		$63,898	$33,609	$30,289	$—
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
JUNE 30, 2011
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

In 2011, SJW Corp. expects to make minimum contributions of $6,800 and $569 to the pension plan and other postretirement benefit plan, respectively, in order to be in compliance with the 80% funding rules under Internal Revenue Service regulations under the Pension Protection Act. For the three and six months ended June 30, 2011, $1,255 and $2,105, respectively, has been contributed to the pension plan and other postretirement benefit plan.

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
JUNE 30, 2011
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

	For Three Months Ended June 30, 2011
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$56,660	1,268	1,079	—	56,660	2,347	59,007
Operating expense	43,076	807	859	481	43,076	2,147	45,223
Operating income (loss)	13,584	461	220	(481)	13,584	200	13,784
Net income (loss)	5,549	251	(147)	(202)	5,549	(98)	5,451
Depreciation and amortization	7,282	90	420	—	7,282	510	7,792
Senior note, mortgage and other interest expense	4,235	—	427	20	4,235	447	4,682
Income tax expense (benefit) in net income	3,905	177	(102)	(163)	3,905	(88)	3,817
Assets	$865,296	11,374	81,198	42,446	865,296	135,018	1,000,314

	For Three Months Ended June 30, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$52,172	1,134	822	—	52,172	1,956	54,128
Operating expense	40,556	828	839	560	40,556	2,227	42,783
Operating income (loss)	11,616	306	(17)	(560)	11,616	(271)	11,345
Net income (loss)	5,225	172	(311)	(570)	5,225	(709)	4,516
Depreciation and amortization	6,563	87	420	—	6,563	507	7,070
Senior note, mortgage and other interest expense	3,762	—	443	—	3,762	443	4,205
Income tax expense (benefit) in net income	3,402	121	(215)	(207)	3,402	(301)	3,101
Assets	$822,391	9,440	81,816	39,333	822,391	130,589	952,980

	For Six Months Ended June 30, 2011
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$98,342	2,175	2,186	—	98,342	4,361	102,703
Operating expense	79,146	1,505	1,649	1,018	79,146	4,172	83,318
Operating income (loss)	19,196	670	537	(1,018)	19,196	189	19,385
Net income (loss)	6,409	350	(267)	(431)	6,409	(348)	6,061
Depreciation and amortization	14,570	177	839	—	14,570	1,016	15,586
Senior note, mortgage and other interest expense	8,501	—	892	20	8,501	912	9,413
Income tax expense (benefit) in net income	4,523	259	(186)	(346)	4,523	(273)	4,250
Assets	$865,296	11,374	81,198	42,446	865,296	135,018	1,000,314

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2011
(in thousands, except share and per share data)

	For Six Months Ended June 30, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$90,932	1,978	1,629	—	90,932	3,607	94,539
Operating expense	74,099	1,399	1,449	910	74,099	3,758	77,857
Operating income (loss)	16,833	579	180	(910)	16,833	(151)	16,682
Net income (loss)	6,198	333	(485)	(545)	6,198	(697)	5,501
Depreciation and amortization	13,169	173	839	—	13,169	1,012	14,181
Senior note, mortgage and other interest expense	7,443	—	884	—	7,443	884	8,327
Income tax expense (benefit) in net income	4,211	232	(334)	(326)	4,211	(428)	3,783
Assets	$822,391	9,440	81,816	39,333	822,391	130,589	952,980
 *    The “All Other” category includes SJW Corp. on a stand-alone basis.

Note 6.	Long-Term Liabilities
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
On June 30, 2011, SJW Corp. entered into a Note Agreement (the "Note Agreement") with the Prudential Insurance Company of America (the "Purchaser"), pursuant to which the company sold on the same date an aggregate principal amount of $50,000 of its 4.35% Senior Notes (the "Notes") to the Purchaser. The Notes are unsecured obligations of the Company, due on June 30, 2021. Interest is payable semi-annually in arrears on December 30th and June 30th of each year.
The Note Agreement contains customary representations and warranties. SJW Corp. has agreed to customary affirmative and negative covenants for as long as the Notes are outstanding, including, subject to certain exceptions and qualifications, (i) a minimum net worth; and (ii) a debt to capitalization ratio. The Notes are subject to customary events of default, the occurrence of which may result in all of the Notes then outstanding becoming immediately due and payable.

On July 1, 2011, SJW Corp., SJW Land Company and Wells Fargo Bank, National Association entered into an amendment to their credit agreement dated May 27, 2010, as amended on December 16, 2010, to decrease the maximum principal amount available under the line of credit from $45,000 to $10,000 and to modify the covenants regarding SJW Corp.'s funded debt to capitalization ratio and earnings before interest and taxes coverage ratio.

On July 1, 2011, San Jose Water Company and Wells Fargo Bank, National Association entered into an amendment to their credit agreement dated May 27, 2010, as amended December 16, 2010, to increase the maximum principal amount available under the line of credit from $50,000 to $75,000 and to modify the earnings before interest and taxes coverage ratio covenant.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2011
(in thousands, except share and per share data)

Note 7.	Fair Value Measurement
The carrying amount of SJW Corp.’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of the dates presented because of the short-term maturity of the instruments. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.’s long-term debt was approximately $390,492 and $344,105 as of June 30, 2011 and December 31, 2010, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $345,930 and 296,837 as of June 30, 2011 and December 31, 2010, respectively.
The following table summarizes the fair value of our investment in California Water Service Group as required by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures,” as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements at June 30, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,206	7,206	—	—

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,177	7,177	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
As of June 30, 2011 and December 31, 2010, the total balance in San Jose Water Company’s balancing accounts, including interest, was a net under-collection of $2,985 and $2,596, respectively. As of June 30, 2011 and December 31, 2010, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was a net under-collection of $5,640 and $5,217, respectively. As of June 30, 2011 and December 31, 2010, an under-collection of $5,740 was included in these amounts relating to the Company’s Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”). The status of San Jose Water Company's proposed recovery of this MCRAM is discussed below. All balancing accounts and memorandum-type accounts will generally be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.
On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740, or approximately 2.61% of authorized revenue at the time of the filing. This increase is intended to recover the accumulated balance in the MCRAM, which was in effect from August 3, 2009 to May 1, 2010. The CPUC authorized San Jose Water Company to establish a MCRAM to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by Santa Clara Valley Water District (“SCVWD”). As directed by the CPUC’s Division of Water and Audits, the MCRAM would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. All revenue would be recognized immediately by the Company after final approval by the CPUC. On November 29, 2010, the CPUC’s Division of Water and Audits rejected the requested revenue increase without prejudice, claiming that the request should be submitted on a Petition

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2011
(in thousands, except share and per share data)

for Modification of an earlier decision. On December 7, 2010, San Jose Water Company filed a Request for Review of the Rejection. On April 29, 2011, the CPUC’s Division of Water and Audits issued draft Resolution W-4875 that would have had the CPUC affirm the rejection of the requested revenue increase. On June 15, 2011, San Jose Water Company submitted comments to the CPUC addressing the factual and legal issues of the draft Resolution. A resolution of this matter is expected in the third quarter of 2011.
On June 23, 2011, the CPUC approved Resolution L-411A. The resolution ordered many (but not all) regulated utilities, including San Jose Water Company, to establish memorandum accounts to reflect the impacts of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and offsetting reinvestment, if any, in utility plant. The Act provides for between 50% and 100% bonus depreciation on qualifying assets placed in service between 2010 and 2012. The bonus depreciation taken generates current tax savings and deferred tax liabilities associated with such assets and, as a result, reduces utility rate base below that originally contemplated for rate setting purposes. Under L-411A, the memorandum account will track the impact of this rate base reduction as well as the impact of newly constructed qualifying assets on the Company's authorized revenue.

Note 9.	Legal Proceedings
SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.’s business, financial position, results of operations or cash flows.
On November 20, 2009, 55 Partners, LLC (“Plaintiff”) filed a lawsuit against San Jose Water Company in the Superior Court of the State of California, County of Santa Clara (55 Partners LLC v San Jose Water Company, Case No. 109 CV 157824). The lawsuit alleged that a water main operated by San Jose Water Company had encroached upon the Plaintiff’s commercial property located in Los Gatos, California, and that the Plaintiff suffered damages following a rupture of the water main caused by the Plaintiff’s construction work in a development project. The lawsuit sought to recover damages in lost rental revenue to the Plaintiff’s development project, lost revenue to the Plaintiff’s motel operation on the property, and other opportunity costs and expenses. The trial commenced on April 27, 2011. On June 17, 2011, the Court found that the water main had been placed several feet onto Plaintiff's property, and ordered it removed, but found that there were no damages to Plaintiff's development project, motel operation or that Plaintiff had suffered any other damage. The parties stipulated to waive all rights to appeal the decision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except where otherwise noted and per share amounts)
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
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and its subsidiaries and the industries in which SJW Corp. and its subsidiaries operate and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “seeks,” “plans,” “projects,” “may,” “should,” “will,” and variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and our most recent Form 10-K filed with the SEC under the item entitled “Risk Factors,” and in other reports SJW Corp. files with the SEC, specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Corp. undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

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
San Jose Water Company also has approximately 700 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside area adjacent to San Jose Water Company’s various watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties as of June 30, 2011:

				% for Six Months Ended June 30, 2011 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	15%	15%
Warehouse building	Windsor, Connecticut	17	170,000	18%	12%
Warehouse building	Orlando, Florida	8	147,000	10%	6%
Retail building	El Paso, Texas	2	14,000	7%	2%
Warehouse building	Phoenix, Arizona	11	176,000	19%	11%
Warehouse building	Knoxville, Tennessee	30	361,500	N/A	13%
Commercial building	Knoxville, Tennessee	15	135,000	31%	41%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 9,400 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 237 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.
In addition, SJW Corp. owns 385,120 shares of common stock of California Water Service Group, which represents approximately 1% of that company’s outstanding shares of common stock as of June 30, 2011. The increase in shares from the prior quarter was due to a two-for-one stock split of California Water Service Group's common stock.

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

Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services’ estimates is determined. As of June 30, 2011 and December 31, 2010, accrued unbilled revenue was $17,718 and $12,717, respectively.
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the six months ended June 30, 2011 and 2010, the surcharge was $1,388 and $1,277, respectively.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized as of June 30, 2011 and December 31, 2010. Net regulatory assets recorded by San Jose Water Company as of June 30, 2011 and December 31, 2010 were $87,721 and $87,721, respectively.
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
San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency and any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Rate recovery for these memorandum accounts are generally allowed in the next general rate cases.
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
Overview
SJW Corp.’s consolidated net income for the three months ended June 30, 2011 was $5,451, an increase of $935, or approximately 21%, from $4,516 in the second quarter of 2010. For the six months ended June 30, 2011, consolidated net income was $6,061, an increase of $560, or 10% , from $5,501 for the same period in 2010.
Operating Revenue

	Operating Revenue by Segment
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Water Utility Services	$57,928	53,306	$100,517	92,910
Real Estate Services	1,079	822	2,186	1,629
	$59,007	54,128	$102,703	94,539

The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2011 vs. 2010		Six months ended June 30, 2011 vs. 2010
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$2,335	4%	$2,793	3%
New customers increase	152	—%	323	—%
Rate increases	2,135	4%	4,491	5%
Real Estate Services	257	1%	557	1%
	$4,879	9%	$8,164	9%

Operating Expense

	Operating Expense by Segment
	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
Water Utility Services	$43,883	41,384	$80,651	75,498
Real Estate Services	859	839	1,649	1,449
All Other	481	560	1,018	910
	$45,223	42,783	$83,318	77,857

The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2011 vs. 2010		Six months ended June 30, 2011 vs. 2010
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$(525)	(1)%	$515	1%
Change in usage and new customers	739	2%	758	1%
Purchased water and groundwater extraction charge and energy price increase	235	—%	210	—%
Total water production costs	449	1%	1,483	2%
Administrative and general	1,019	2%	1,667	2%
Maintenance	187	1%	459	1%
Property taxes and other non-income taxes	63	—%	447	—%
Depreciation and amortization	722	2%	1,405	2%
	$2,440	6%	$5,461	7%
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
Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	THREE MONTHS ENDED JUNE 30,		Increase/ (decrease)	% Change	SIX MONTHS ENDED JUNE 30,		Increase/ (decrease)	% Change
	2011	2010			2011	2010
Purchased water	6,668	5,934	734	6%	10,579	8,971	1,608	8%
Groundwater	3,445	4,023	(578)	(5)%	6,359	7,239	(880)	(5)%
Surface water	2,111	1,844	267	2%	2,983	3,255	(272)	(1)%
Reclaimed water	89	108	(19)	—%	107	133	(26)	—%
	12,313	11,909	404	3%	20,028	19,598	430	2%
The changes in the source of supply mix were consistent with the changes in the water production costs.
Unaccounted-for water on a 12 month-to-date basis for June 30, 2011 and 2010 approximated 6.72% and 7.62%, respectively, as a percentage of total production. The estimate is based on the results of past experience and current trends, and efforts to reduce Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.
Water production costs
For the three months ended June 30, 2011 compared to 2010, the increase in water production costs was primarily attributable to higher customer water usage and a higher unit cost for energy, partially offset by an increase in the use of available surface water supply. For the six months ended June 30, 2011 compared to 2010, the increase in water production costs was primarily attributable to higher customer water usage and an increase in the use of purchased water. This resulted from a decrease in the use of available surface water supply during the first three months of 2011 due to inclement weather conditions which impacted our ability to treat available surface water.
Other Operating Expenses
Operating expenses, excluding water production costs, increased $1,991 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was primarily attributable to an increase of $1,019 in administrative and general expenses primarily due to an increase in wages, legal and regulatory fees, $722 in depreciation expense due to increased depreciable assets, $187 increase in maintenance expenses due to an increase in contract and paving costs and $63 increase in property taxes and other non-income taxes.

Operating expenses, excluding water production costs, increased $3,978 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily attributable to an increase of $1,667 in administrative and general expenses primarily due to an increase in legal expenses, regulatory fees and wages. The wage increase is primarily a result of the three-year collective bargaining agreement reached on November 23, 2010, with the Utility Workers of America and International Union of Operating Engineers. Additional increases in other operating expenses include $1,405 in depreciation expense due to increased depreciable assets, $459 in maintenance expenses due to an increase in contract and paving costs and $447 in property taxes and other non-income taxes as a result of increased assets.
Provision for Income Taxes
Income tax expense increased $716 and $467 for the three and six months ended June 30, 2011 versus June 30, 2010, respectively, as a result of higher pre-tax income. The effective tax rate was 41.18% and 40.71% for the three months ended June 30, 2011 and 2010, respectively, and 41.22% and 40.75% for the six months ended June 30, 2011 and 2010, respectively.
Other Comprehensive Income/(Loss)
The change in other comprehensive income/(loss) for the three and six months ended June 30, 2011 and 2010 was due to the changes in market value of the investment in California Water Service Group.
Water Supply
On July 1, 2011, SCVWD’s 10 reservoirs were approximately 69% full with 116,856 acre-feet of water in storage. As reported by SCVWD, the rainfall from July 1, 2010 to June 30, 2011 was approximately 117% of the seasonal average to date. As of June 30, 2011, San Jose Water Company’s Lake Elsman contained 1,691 million gallons of which approximately 1,491 million gallons can be utilized. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 63.22 inches for the season commencing from July 1, 2010 through June 30, 2011, which is approximately 143% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2011.
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
On September 28, 2010, the SCVWD board of directors voted to end mandatory conservation, but continued to request a voluntary 10% conservation through June 30, 2011. The request for voluntary conservation was not renewed by the SCVWD board of directors.
Regulation and Rates
Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740, or approximately 2.61% of authorized revenue at the time of the filing. This increase is intended to recover the accumulated balance in the MCRAM, which was in effect from August 3, 2009 to May 1, 2010. The CPUC authorized MCRAM is intended to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the SCVWD. As directed by the CPUC’s Division of Water and Audits, the MCRAM would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. All revenue would be recognized immediately after final approval by the CPUC. On November 29, 2010, the CPUC’s Division of Water and Audits rejected the requested revenue increase without prejudice, claiming that the request should be submitted on a Petition for Modification of an earlier decision. On December 7, 2010, San Jose Water Company filed a Request for Review of the Rejection. On April 29, 2011, the CPUC’s Division of Water and Audits issued draft Resolution W-4875 that would have had the CPUC affirm the rejection of the requested revenue increase. On June 15, 2011, San Jose Water Company submitted comments to the CPUC addressing the factual and legal issues of the draft Resolution. A resolution of this matter is expected in the third quarter of 2011.
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
On May 2, 2011, San Jose Water Company filed Application No. 11-05-002 with the CPUC seeking authorization of an updated Cost of Capital ("COC") for the period from January 1, 2012 through December 31, 2014. For 2012, San Jose Water Company is seeking CPUC approval of a return on equity of 11.50%, a long-term cost of debt of 6.68% and a return on rate-base of 9.14%. San Jose Water Company's application was subsequently consolidated with the COC application of three other Class A water companies (California Water Service Company, California American Water and Golden State Water Company). A pre-hearing conference was held on June 14, 2011, and a scoping memo will be issued in the third quarter of 2011. A CPUC decision on this application is expected by the end of 2011.
On May 31, 2011, San Jose Water Company filed Advice Letter No. 429 seeking authorization to increase revenues by $9,100, or approximately 4.04%, to offset increases from SCVWD groundwater production charges and treated water charges. The CPUC authorized this increase and the surcharges became effective on July 1, 2011.
On June 23, 2011, the CPUC approved Resolution L-411A. The resolution ordered many (but not all) regulated utilities, including San Jose Water Company, to establish memorandum accounts to reflect the impacts of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and offsetting reinvestment, if any, in utility plant. The Act provides for between 50% and 100% bonus depreciation on qualifying assets placed in service between 2010 and 2012. The bonus depreciation taken generates current tax savings and deferred tax liabilities associated with such assets and, as a result, reduces utility rate base below that originally contemplated for rate setting purposes. Under L-411A, the memorandum account will track the impact of this rate base reduction as well as the impact of newly constructed qualifying assets on the Company's authorized revenue.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective, subject to refund, on October 27, 2010. CLWSC is also requesting the TCEQ for a rate base determination. An evidentiary hearing on the matter will be scheduled for sometime during the second half of 2011, with a resolution of the case expected sometime during the first quarter of 2012.
Liquidity and Capital Resources:
Cash Flow from Operating Activities
During the six months ended June 30, 2011, SJW Corp. generated cash flow from operations of approximately $29,700, compared to $22,200 for the same period in 2010. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes and changes in working capital items. Cash flow from operations increased by approximately $7,500. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items increased $5,300, (2) net collection of taxes receivable were $4,400 more than the prior period, and (3) general working capital and postretirement changes caused a $2,200 decrease.
As of June 30, 2011, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2010. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.

Cash Flow from Investing Activities
During the six months ended June 30, 2011, SJW Corp. used approximately $28,300 of cash for company funded capital expenditures, $1,800 for developer funded capital expenditures, and $1,800 for acquisitions.
Water Utility Services’ budgeted capital expenditures for 2011, exclusive of capital expenditures financed by customer contributions and advances, are $69,958. Historically, amounts have been carried over from previous years’ budgets. Approximately $10,600 has been carried over from prior years’ budget and is included in the amount above. As of June 30, 2011, $28,289 or 40% of the $69,958 has been spent.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2011 increased by approximately $24,700 from the same period in the prior year. The increase was primarily due to an increase of $27,700 in long-term borrowings and a decrease in repayments of $16,700, offset by a $20,300 decrease in new borrowings on the line of credit. Long-term borrowings during the six months ended June 30, 2011 consisted of a $50,000 SJW Corp. unsecured senior note issued in June 2011. During the same period in the prior year, San Jose Water Company received $22,267 of the $50,000 relating to the California Pollution Control Financing Authority Revenue Bonds.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 48% debt and 52% equity (book value). As of June 30, 2011, San Jose Water Company’s funded debt and equity were approximately 54% and 46%, respectively.
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
SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of June 30, 2011, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of June 30, 2011, San Jose Water Company’s funded debt was 54% of total capitalization and the net income available for interest charges was 280% of interest charges. As of June 30, 2011, San Jose Water Company is not restricted from issuing future indebtedness as a result of these terms and conditions.

San Jose Water Company’s loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2011, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has SJW Corp. as a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2011, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
As of June 30, 2011, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $95,000, of which $45,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $50,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside as security for its Safe Drinking Water State Revolving Fund loans. At June 30, 2011, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $85,200. These lines of credit bear interest at variable rates. They will expire on June 1, 2012. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 1.67% for the first six months of 2011. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 60% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 200% of interest charges. As of June 30, 2011, SJW Corp.’s funded debt was 57% of total capitalization and the net income available for interest charges was 325% of interest charges. As such, as of June 30, 2011, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 225% of interest charges. As of June 30, 2011, San Jose Water Company was in compliance with all covenants.
On July 1, 2011, SJW Corp. and SJW Land Company entered into an amendment to their credit agreement to decrease the maximum principal amount available under the line of credit from $45,000 to $10,000. On that same date, San Jose Water Company entered into an amendment to its credit agreement to increase the maximum principal amount available under the line of credit from $50,000 to $75,000.
On February 3, 2011, SJW Corp. filed with the SEC a Form S-3 to provide stockholders the opportunity to participate in SJW Corp.’s Dividend Reinvestment and Stock Purchase Plan. Such filing became effective on April 19, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. SJW Corp. also owns 385,120 shares of common stock of California Water Service Group as of June 30, 2011, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On November 20, 2009, 55 Partners, LLC (“Plaintiff”) filed a lawsuit against San Jose Water Company in the Superior Court of the State of California, County of Santa Clara (55 Partners LLC v San Jose Water Company, Case No. 109 CV 157824). The lawsuit alleged that a water main operated by San Jose Water Company had encroached upon the Plaintiff’s commercial property located in Los Gatos, California, and that the Plaintiff suffered damages following a rupture of the water main caused by the Plaintiff’s construction work in a development project. The lawsuit sought to recover damages in lost rental revenue to the Plaintiff’s development project, lost revenue to the Plaintiff’s motel operation on the property, and other opportunity costs and expenses. The trial commenced on April 27, 2011. On June 17, 2011, the Court found that the water main had been placed several feet onto Plaintiff's property, and ordered it removed, but found that there were no damages to Plaintiff's development project, motel operation or that Plaintiff had suffered any other damage. The parties stipulated to waive all rights to appeal the decision.

ITEM 5.	OTHER INFORMATION
On July 27, 2011, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1725 per share of common stock. The dividend will be paid on September 1, 2011 to shareholders of record as of the close of business on August 8, 2011.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	August 8, 2011	By	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	4.35% Senior Notes due June 30, 2021. SJW Corp. agrees to furnish a copy of such Senior Notes to the Commission upon request.

10.1
Second Amendment to Credit Agreement by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association dated July 1, 2011 and Second Modification to Promissory Note dated July 1, 2011. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on July 7, 2011.

10.2
Second Amendment to Credit Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated July 1, 2011 and Second Modification to Promissory Note dated July 1, 2011. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on July 7, 2011.

10.3	Note Agreement between SJW Corp. and The Prudential Insurance Company of America, dated June 30, 2011. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on July 7, 2011.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.