Form 10-Q
period 2011-09-30
SJW CORP
filed 2011-11-02
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
As of October 20, 2011, there were 18,592,391 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
OPERATING REVENUE	$73,914	70,347	$176,617	164,886
OPERATING EXPENSE:
Production Costs:
Purchased water	19,182	16,574	39,279	33,728
Power	1,979	2,122	4,366	4,850
Groundwater extraction charges	7,824	8,736	17,632	19,969
Other production costs	3,030	2,726	8,442	7,832
Total production costs	32,015	30,158	69,719	66,379
Administrative and general	9,882	10,234	29,176	27,861
Maintenance	3,331	2,895	9,855	8,960
Property taxes and other non-income taxes	2,397	2,056	6,607	5,819
Depreciation and amortization	7,803	7,082	23,389	21,263
Total operating expense	55,428	52,425	138,746	130,282
OPERATING INCOME	18,486	17,922	37,871	34,604
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,684)	(4,166)	(13,175)	(11,424)
Mortgage and other interest expense	(436)	(486)	(1,358)	(1,555)
Gain on sale of California Water Service Group stock	—	4,466	—	4,466
Dividend income	59	239	179	893
Other, net	150	145	369	420
Income before income taxes	13,575	18,120	23,886	27,404
Provision for income taxes	5,360	7,333	9,610	11,116
NET INCOME	8,215	10,787	14,276	16,288
Other comprehensive loss:
Unrealized loss on investment	(385)	(3,188)	(356)	(4,420)
Less: income taxes related to other comprehensive loss	158	1,307	146	1,812
Other comprehensive loss, net	(227)	(1,881)	(210)	(2,608)
COMPREHENSIVE INCOME	$7,988	8,906	$14,066	13,680
EARNINGS PER SHARE
Basic	$0.44	0.58	0.77	0.88
Diluted	$0.44	0.58	0.76	0.87
DIVIDENDS PER SHARE	$0.17	0.17	0.52	0.51
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,586,887	18,536,802	18,578,146	18,528,176
Diluted	18,802,606	18,751,921	18,787,623	18,738,089
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
ASSETS
Utility plant:
Land	$8,579	8,579
Depreciable plant and equipment	1,038,753	1,004,689
Construction in progress	24,684	10,103
Intangible assets	14,730	13,538
	1,086,746	1,036,909
Less accumulated depreciation and amortization	345,235	322,102
	741,511	714,807
Real estate investment	89,108	88,943
Less accumulated depreciation and amortization	10,122	8,854
	78,986	80,089
CURRENT ASSETS:
Cash and cash equivalents	43,069	1,730
Accounts receivable:
Customers, net of allowances for uncollectible accounts	16,921	12,491
Income tax	4,114	7,634
Other	1,194	993
Accrued unbilled utility revenue	20,842	12,717
Materials and supplies	989	989
Prepaid expenses	2,066	1,473
	89,195	38,027
OTHER ASSETS:
Investment in California Water Service Group	6,820	7,177
Debt issuance costs and broker fees, net of accumulated amortization	4,952	4,308
Regulatory assets, net	87,721	87,721
Other	4,058	3,233
	103,551	102,439
	$1,013,243	935,362
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	SEPTEMBER 30, 2011	DECEMBER 31, 2010
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,591,629 shares on September 30, 2011 and 18,551,540 on December 31, 2010	$9,683	9,662
Additional paid-in capital	24,404	23,443
Retained earnings	224,132	219,568
Accumulated other comprehensive income	2,149	2,359
Total shareholders’ equity	260,368	255,032
Long-term debt, less current portion	344,502	295,704
	604,870	550,736
CURRENT LIABILITIES:
Line of credit	5,500	4,000
Current portion of long-term debt	1,154	1,133
Accrued groundwater extraction charges and purchased water	8,918	4,359
Purchased power	670	495
Accounts payable	6,687	5,487
Accrued interest	5,440	5,244
Accrued property taxes and other non-income taxes	2,533	1,288
Accrued payroll	3,370	2,720
Other current liabilities	4,421	4,429
	38,693	29,155
DEFERRED INCOME TAXES	117,843	106,406
UNAMORTIZED INVESTMENT TAX CREDITS	1,510	1,555
ADVANCES FOR CONSTRUCTION	67,499	68,352
CONTRIBUTIONS IN AID OF CONSTRUCTION	123,051	121,803
DEFERRED REVENUE	1,076	1,100
POSTRETIREMENT BENEFIT PLANS	52,634	50,213
OTHER NONCURRENT LIABILITIES	6,067	6,042
COMMITMENTS AND CONTINGENCIES	—	—
	$1,013,243	935,362
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$14,276	16,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,389	21,263
Deferred income taxes	11,421	931
Share-based compensation	513	632
Loss on sale of utility property	23	—
Gain on sale of California Water Service Group investment	—	(4,466)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(12,756)	(12,200)
Accounts payable, purchased power and other current liabilities	28	415
Accrued groundwater extraction charges and purchased water	4,559	3,727
Accrued taxes	4,809	2,625
Accrued interest	196	(191)
Accrued payroll	650	671
Postretirement benefits	2,421	2,734
Other changes, net	(512)	743
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,017	33,172
INVESTING ACTIVITIES:
Additions to utility plant:
Company funded	(43,346)	(70,448)
Contributions in aid of construction	(5,281)	(2,884)
Additions to real estate investment	(165)	(3,286)
Payments for business acquisition and water rights	(2,065)	(2,892)
Cost to retire utility plant, net of salvage	(1,702)	(327)
Proceeds from sale of utility property	43	—
Proceeds from sale of California Water Service Group investment	—	8,147
NET CASH USED IN INVESTING ACTIVITIES	(52,516)	(71,690)
FINANCING ACTIVITIES:
Borrowings from line of credit	17,600	49,300
Repayments of line of credit	(16,100)	(51,600)
Long-term borrowings	50,000	49,852
Repayments of long-term borrowings	(925)	(577)
Debt issuance costs	(87)	(852)
Dividends paid	(9,616)	(9,451)
Exercise of stock options and similar instruments	547	544
Tax benefits realized from share options exercised	7	4
Receipts of advances and contributions in aid of construction	5,043	4,830
Refund of advances for construction	(1,631)	(1,613)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,838	40,437
NET CHANGE IN CASH AND CASH EQUIVALENTS	41,339	1,919
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,730	1,416
CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,069	3,335
Cash paid (received) during the period for:
Interest	$14,812	13,686
Income taxes	(5,269)	8,093
Supplemental disclosure of non-cash activities:
Change in accrued payables	1,518	15,424
Utility property installed by developers	—	117
Loan proceeds held as restricted cash	—	148
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2011 and 2010, 815 and 571 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2011 and 2010, 3,125 and 3,004 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
The Company reclassified $2,726 and $7,832 of costs incurred to support the delivery of water from other operating expense to production costs and $2,067 and $5,952 from other operating expense to administrative and general related to customer service costs for the three- and nine-month periods ended September 30, 2010, respectively. In addition, the Company reclassified income taxes out of operating expense to conform to the current year presentation. These reclassifications impacted total production costs, total operating expense and operating income. The Company believes these reclassifications provide investors with better operating information and are in line with current practices of other water companies and California Public Utilities Commission (“CPUC”) guidance.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued to employees under an ESPP. SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan ("DRSPP") which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. As of September 30, 2011, the remaining shares available for issuance under the Incentive Plan were 1,200,827, and 364,459 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011
(in thousands, except share and per share data)

The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2011 and 2010.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Compensation costs charged to income:
ESPP	$47	44	$92	90
Restricted stock and deferred restricted stock	138	165	421	542
Total compensation costs charged to income	$185	209	$513	632
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	—	$—	4
Restricted stock and deferred restricted stock	—	—	7	—
Total excess tax benefits realized from share options exercised and stock issuance	$—	—	$7	4
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	—	$—	32
Dividend Reinvestment and Stock Purchase Plan	14	—	22	—
ESPP	271	254	525	512
Total proceeds from the exercise of stock options and similar instruments	$285	254	$547	544
Stock Options
No options were granted during the three and nine months ended September 30, 2011 and 2010.
As of September 30, 2011, there were no unrecognized compensation costs related to stock options.
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
As of September 30, 2011, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $855. This cost is expected to be recognized over a weighted-average period of 1.56 years.
Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and nine months ended September 30, 2011, $32 and $96, respectively, related to DERs were recorded against retained earnings and were accrued as a liability. For the three and nine months ended September 30, 2010, $31 and $93, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $15 and $55 for the three and nine months ended September 30, 2011, respectively, and $14 and $53 for the three and nine months ended September 30, 2010, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2012 for the ESPP is approximately $30. This cost is expected to be recognized during the fourth quarter of 2011 and first quarter of 2012.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. For the three and nine months ended September 30, 2011, 613 and 962 shares have been issued under the DRSPP, respectively.

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Land	$21,312	21,312
Buildings and improvements	67,496	67,281
Intangibles	300	350
Subtotal	89,108	88,943
Less: accumulated depreciation and amortization	10,122	8,854
Total	$78,986	80,089
Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 4.	Employee Benefit Plans
The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and nine months ended September 30, 2011 and 2010 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Service cost	$947	1,048	$2,842	2,692
Interest cost	1,445	1,483	4,335	4,290
Other cost	738	808	2,210	2,231
Expected return on assets	(1,105)	(597)	(3,313)	(2,468)
	$2,025	2,742	$6,074	6,745

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements at September 30, 2011
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$2,183	$2,183	$—	$—
Actively Managed (a):
U.S. Small Cap Equity	Russell 2000	5,080	5,080	—	—
U.S. Large Cap Equity	Russell 1000 Growth	3,267	3,267	—	—
Emerging Market Equity	MSCI Emerging Markets Net	3,135	3,135	—	—
U.S. Small Mid Cap Equity	Russell 2500	1,497	1,497	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	3,685	3,685	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	4,889	4,889	—	—
U.S. Small Mid Cap Equity	Russell 2500	499	499	—	—
U.S. Small Cap Equity	Russell 2000	108	108	—	—
U.S. Mid Cap Equity	Russell Mid Cap	55	55	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	3,914	3,914	—	—
REIT	Nareit - Equity REITS	2,671	—	2,671	—
Fixed Income (c)	(c)	27,227	—	27,227	—
Total		$58,210	$28,312	$29,898	$—
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
SEPTEMBER 30, 2011
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

In 2011, SJW Corp. expects to make minimum contributions of $6,800 and $569 to the pension plan and other postretirement benefit plan, respectively, in order to be in compliance with the 80% funding rules under Internal Revenue Service regulations under the Pension Protection Act. For the three and nine months ended September 30, 2011, $1,223 and $3,328, respectively, has been contributed to the pension plan and other postretirement benefit plan.

Note 5.	Segment and Nonregulated Business Reporting
SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and its consolidated nonregulated variable interest entity, Acequia Water Supply Corporation, and (iv) Texas Water Alliance Limited, a nonregulated water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.’s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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
SEPTEMBER 30, 2011
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

	For Three Months Ended September 30, 2011
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$71,013	1,704	1,197	—	71,013	2,901	73,914
Operating expense	52,898	1,145	844	541	52,898	2,530	55,428
Operating income (loss)	18,115	559	353	(541)	18,115	371	18,486
Net income (loss)	8,509	312	(80)	(526)	8,509	(294)	8,215
Depreciation and amortization	7,284	92	427	—	7,284	519	7,803
Senior note, mortgage and other interest expense	4,159	—	423	538	4,159	961	5,120
Income tax expense (benefit) in net income	5,582	227	(63)	(386)	5,582	(222)	5,360
Assets	$885,053	11,561	80,895	35,734	885,053	128,190	1,013,243

	For Three Months Ended September 30, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$67,928	1,575	844	—	67,928	2,419	70,347
Operating expense	49,956	1,010	892	567	49,956	2,469	52,425
Operating income (loss)	17,972	565	(48)	(567)	17,972	(50)	17,922
Net income (loss)	8,501	317	(342)	2,311	8,501	2,286	10,787
Depreciation and amortization	6,576	87	419	—	6,576	506	7,082
Senior note, mortgage and other interest expense	4,206	—	440	6	4,206	446	4,652
Income tax expense (benefit) in net income	5,737	225	(234)	1,605	5,737	1,596	7,333
Assets	$827,850	9,462	83,545	34,535	827,850	127,542	955,392

	For Nine Months Ended September 30, 2011
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$169,355	3,879	3,383	—	169,355	7,262	176,617
Operating expense	132,044	2,650	2,493	1,559	132,044	6,702	138,746
Operating income (loss)	37,311	1,229	890	(1,559)	37,311	560	37,871
Net income (loss)	14,918	662	(347)	(957)	14,918	(642)	14,276
Depreciation and amortization	21,854	269	1,266	—	21,854	1,535	23,389
Senior note, mortgage and other interest expense	12,660	—	1,315	558	12,660	1,873	14,533
Income tax expense (benefit) in net income	10,105	486	(249)	(732)	10,105	(495)	9,610
Assets	$885,053	11,561	80,895	35,734	885,053	128,190	1,013,243

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011
(in thousands, except share and per share data)

	For Nine Months Ended September 30, 2010
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$158,860	3,553	2,473	—	158,860	6,026	164,886
Operating expense	124,055	2,409	2,341	1,477	124,055	6,227	130,282
Operating income (loss)	34,805	1,144	132	(1,477)	34,805	(201)	34,604
Net income (loss)	14,699	650	(827)	1,766	14,699	1,589	16,288
Depreciation and amortization	19,745	260	1,258	—	19,745	1,518	21,263
Senior note, mortgage and other interest expense	11,649	—	1,324	6	11,649	1,330	12,979
Income tax expense (benefit) in net income	9,948	457	(568)	1,279	9,948	1,168	11,116
Assets	$827,850	9,462	83,545	34,535	827,850	127,542	955,392

*	The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 6.	Long-Term Liabilities
SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.
On March 10, 2011, 444 West Santa Clara Street, L.P. refinanced its mortgage loan. The new loan of $3,300 required a cash call from the partnership of approximately $500, of which SJW Land Company contributed 70%, or approximately $350. The new mortgage loan is due in March 2021 and is being amortized over 20 years with a fixed interest rate of 5.68%.
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
SEPTEMBER 30, 2011
(in thousands, except share and per share data)

Note 7.	Fair Value Measurement
The carrying amount of SJW Corp.’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of the dates presented because of the short-term maturity of the instruments. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.’s long-term debt was approximately $392,048 and $344,105 as of September 30, 2011 and December 31, 2010, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $345,656 and 296,837 as of September 30, 2011 and December 31, 2010, respectively.
The following table summarizes the fair value of our investment in California Water Service Group as required by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures,” as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements at September 30, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$6,820	6,820	—	—

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,177	7,177	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
As of September 30, 2011 and December 31, 2010, the total balance in San Jose Water Company’s balancing accounts, including interest, was a net under-collection of $3,448 and $2,596, respectively. As of September 30, 2011 and December 31, 2010, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was a net under-collection of $5,483 and $5,217, respectively. As of September 30, 2011 and December 31, 2010, an under-collection of $5,740 was included in these amounts relating to the Company’s Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”). The status of San Jose Water Company's proposed recovery of this MCRAM is discussed below. All balancing accounts and memorandum-type accounts will generally be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.
On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740, or approximately 2.61% of authorized revenue at the time of the filing. This increase is intended to recover the accumulated balance in the MCRAM, which was in effect from August 3, 2009 to May 1, 2010. The CPUC authorized San Jose Water Company to establish a MCRAM to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by Santa Clara Valley Water District (“SCVWD”). As directed by the CPUC’s Division of Water and Audits, the MCRAM would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. All revenue would be recognized immediately by the Company after final approval by the CPUC. On November 29, 2010, the CPUC’s Division of Water and Audits rejected the requested revenue increase without prejudice, claiming that the request should be submitted on a Petition

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2011
(in thousands, except share and per share data)

for Modification of an earlier decision. On December 7, 2010, San Jose Water Company filed a Request for Review of the Rejection. On April 29, 2011, the CPUC’s Division of Water and Audits issued draft Resolution W-4875 that would have had the CPUC affirm the rejection of the requested revenue increase. On June 15, 2011, San Jose Water Company submitted comments to the CPUC addressing the factual and legal issues of the draft Resolution. On August 9, 2011, the Division of Water and Audits issued draft Resolution W-4885 which would allow San Jose Water Company’s requested recovery of the accumulated balance in the MCRAM. Draft Resolution W-4885 is currently scheduled to be voted on at the November 10th CPUC business meeting.
On June 23, 2011, the CPUC approved Resolution L-411A. The resolution ordered many (but not all) regulated utilities, including San Jose Water Company, to establish memorandum accounts to reflect the impacts of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and offsetting reinvestment, if any, in utility plant. The Act provides for between 50% and 100% bonus depreciation on qualifying assets placed in service between 2010 and 2012. The bonus depreciation taken generates current tax savings and deferred tax liabilities associated with such assets and, as a result, reduces utility rate base below that originally contemplated for rate setting purposes. Under L-411A, the memorandum account will track the impact of this rate base reduction as well as the impact of newly constructed qualifying assets on the Company's authorized revenue. On August 1, 2011, San Jose Water Company filed an advice letter with the CPUC requesting authorization of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 memorandum account. The memorandum account was subsequently approved on August 18, 2011, with an effective date of April 14, 2011 through December 31, 2012.

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

General:
SJW Corp. is a holding company with four subsidiaries: San Jose Water Company, SJW Land Company, SJWTX, Inc., and Texas Water Alliance Limited.
San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to approximately 227,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties as of September 30, 2011:

				% for Nine Months Ended September 30, 2011 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	15%	13%
Warehouse building	Windsor, Connecticut	17	170,000	17%	12%
Warehouse building	Orlando, Florida	8	147,000	10%	6%
Retail building	El Paso, Texas	2	14,000	7%	2%
Warehouse building	Phoenix, Arizona	11	176,000	18%	11%
Warehouse building	Knoxville, Tennessee	30	361,500	N/A	12%
Commercial building	Knoxville, Tennessee	15	135,000	33%	44%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 9,500 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 237 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary, and as a result, it has been consolidated with SJWTX, Inc.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.
In addition, as of September 30, 2011, SJW Corp. owns 385,120 shares of common stock of California Water Service Group, which represents approximately 1% of that company’s outstanding shares of common stock.

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

SJW Corp.’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land and owns and operates a portfolio of commercial buildings in the states of California, Florida, Connecticut, Texas, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company implements its investment strategy by acquiring or disposing of properties or exchanging properties for similar investments in tax-free exchanges. SJW Land Company’s real estate investments diversify SJW Corp.’s asset base.

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

Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services’ estimates is determined. As of September 30, 2011 and December 31, 2010, accrued unbilled revenue was $20,842 and $12,717, respectively.
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the nine months ended September 30, 2011 and 2010, the surcharge was $2,373 and $2,229, respectively.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations and billing or maintenance agreements are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized as of September 30, 2011 and December 31, 2010. Net regulatory assets recorded by San Jose Water Company as of September 30, 2011 and December 31, 2010 were $87,721 and $87,721, respectively.
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
If the balancing or memorandum-type accounts had been recognized in San Jose Water Company’s financial statements, San Jose Water Company’s earnings and retained earnings would be decreased by the amount of surcredits in the case of over-collection or increased by the surcharges in the case of under-collection, less applicable taxes.

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
Overview
SJW Corp.’s consolidated net income for the three months ended September 30, 2011 was $8,215, a decrease of $2,572 or approximately 24%, from $10,787 in the third quarter of 2010. For the nine months ended September 30, 2011, consolidated net income was $14,276, a decrease of $2,012 or 12%, from $16,288 for the same period in 2010. The decrease in net income occurred despite an increase in operating income of $564 and $3,267 for the three and nine months ended September 30, 2011 compared to 2010, respectively, primarily due to rate increases offset by higher depreciation and water productions costs. The net income decreased for the three and nine months ended September 30, 2011 primarily due to the gain on sale of California Water Service Group stock recorded in 2010 that did not recur in 2011.
Operating Revenue

	Operating Revenue by Segment
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Water Utility Services	$72,717	69,503	$173,234	162,413
Real Estate Services	1,197	844	3,383	2,473
	$73,914	70,347	$176,617	164,886

The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2011 vs. 2010		Nine months ended September 30, 2011 vs. 2010
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(1,427)	(2)%	$1,366	1%
New customers increase	221	—%	544	—%
Rate increases	4,420	6%	8,911	5%
Real Estate Services	353	1%	910	1%
	$3,567	5%	$11,731	7%

Operating Expense

	Operating Expense by Segment
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Water Utility Services	$54,043	50,966	$134,694	126,464
Real Estate Services	844	892	2,493	2,341
All Other	541	567	1,559	1,477
	$55,428	52,425	$138,746	130,282

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2011 vs. 2010		Nine months ended September 30, 2011 vs. 2010
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$(82)	—%	$433	—%
Change in usage and new customers	(266)	(1)%	492	—%
Purchased water and groundwater extraction charge and energy price increase	2,205	5%	2,415	2%
Total water production costs	1,857	4%	3,340	2%
Administrative and general	(352)	(1)%	1,315	1%
Maintenance	436	1%	895	1%
Property taxes and other non-income taxes	341	1%	788	1%
Depreciation and amortization	721	1%	2,126	2%
	$3,003	6%	$8,464	7%
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
Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	THREE MONTHS ENDED SEPTEMBER 30,		Increase/ (decrease)	% Change	NINE MONTHS ENDED SEPTEMBER 30,		Increase/ (decrease)	% Change
	2011	2010			2011	2010
Purchased water	9,452	8,636	816	5%	20,031	17,607	2,424	7%
Groundwater	4,644	5,615	(971)	(6)%	11,003	12,854	(1,851)	(5)%
Surface water	1,442	1,400	42	—%	4,425	4,655	(230)	(1)%
Reclaimed water	217	196	21	—%	324	329	(5)	—%
	15,755	15,847	(92)	(1)%	35,783	35,445	338	1%
The changes in the source of supply mix were consistent with the changes in the water production costs.
Unaccounted-for water on a 12 month-to-date basis for September 30, 2011 and 2010 approximated 7.79% and 7.36%, respectively, as a percentage of total production. The estimate is based on the results of past experience and current trends, and efforts to reduce Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.
Water production costs
For the three months ended September 30, 2011 compared to 2010, the increase in water production costs was primarily attributable to higher per unit costs for purchased water and groundwater extraction charges, partially offset by lower customer water usage and an increase in the use of available surface water supply. For the nine months ended September 30, 2011 compared to 2010, the increase in water production costs was primarily attributable to higher per unit costs for purchased water and groundwater extraction charges, higher customer water usage and an increase in the use of purchased water. This resulted from a decrease in the use of available surface water supply during the first three months of 2011 due to inclement weather conditions which impacted our ability to treat available surface water.
Other Operating Expenses
Operating expenses, excluding water production costs, increased $1,146 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily attributable to an increase of $721 in depreciation expense due to increased depreciable assets, $436 increase in maintenance expenses due to an increase in contract, material and paving costs as a result of an increase in main leak repairs, $341 increase in property taxes and other non-income taxes due primarily to increases in utility plant, partially offset by a $352 decrease in administrative and general expenses.

Operating expenses, excluding water production costs, increased $5,124 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily attributable to an increase of $2,126 in depreciation expense due to increases in utility plant, $1,315 in administrative and general expenses primarily due to an increase in contracted work, regulatory fees and wages. The increase in contract work was primarily due to water conservation efforts related to the recycled water retrofit program. The wage increase is primarily a result of the three-year collective bargaining agreement reached on November 23, 2010, with the Utility Workers of America and International Union of Operating Engineers. Additional increases in other operating expenses include $895 in maintenance expenses due to an increase in contract, material and paving costs and $788 in property taxes and other non-income taxes as a result of increased utility plant.
Other (Expense) Income
The change in other (expense) income for the three and nine months ended September 30, 2011 and 2010 was primarily due to interest expense on new senior note borrowings and a pre-tax gain of $4,466 in 2010 related to the sale of California Water Service Group shares which did not reoccur in 2011.
Provision for Income Taxes
Income tax expense decreased $1,973 and $1,506 for the three and nine months ended September 30, 2011 versus September 30, 2010, respectively, as a result of lower pre-tax income. The effective tax rate was 39.48% and 40.47% for the three months ended September 30, 2011 and 2010, respectively, and 40.23% and 40.56% for the nine months ended September 30, 2011 and 2010, respectively. The Company was notified during the quarter by the Internal Revenue Service that they will be auditing fiscal years 2008 and 2009.
Other Comprehensive Loss
The change in other comprehensive loss for the three and nine months ended September 30, 2011 and 2010 was due to the changes in market value of the investment in California Water Service Group.
Water Supply
On October 1, 2011, SCVWD’s 10 reservoirs were approximately 57% full with 96,532 acre-feet of water in storage. As reported by SCVWD, for the first quarter of the rainfall season that commenced on July 1, 2011 and ends on June 30, 2012, there was no measurable rainfall. As of September 30, 2011, San Jose Water Company’s Lake Elsman contained 611 million gallons of which approximately 411 million gallons can be utilized. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2011.
On December 15, 2008, the U.S. Fish and Wildlife Service issued a Biological Opinion (“BiOp”) and Incidental Take Statement for the Central Valley Project (“CVP”) and the State Water Project (“SWP”) on the Delta smelt. The BiOp prescribes a range of operational criteria that are determined based on hydrology, fish distribution, abundance and other factors. Under a “most likely” scenario, the California Department of Water Resources and United States Bureau of Reclamation estimate that SWP and CVP supplies to SCVWD could be reduced by approximately 17% to 18% of the supply amount they currently receive. Under a “worst case” BiOp scenario, SWP and CVP supplies to SCVWD could be reduced by approximately 32% to 33% of the current supply amount they receive. In addition, while there is some overlap with the California Fish & Game Commission’s restrictions to protect longfin smelt, the longfin pumping restrictions, if triggered, could cause significant supply impacts beyond those estimated to comply with Delta smelt requirements.
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
On September 28, 2010, the SCVWD board of directors voted to end mandatory conservation, but continued to request a voluntary 10% conservation through June 30, 2011. Upon expiration, the request for voluntary conservation was not renewed by the SCVWD board of directors.

Regulation and Rates
Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5,740, or approximately 2.61% of authorized revenue at the time of the filing. This increase is intended to recover the accumulated balance in the MCRAM, which was in effect from August 3, 2009 to May 1, 2010. The CPUC-authorized MCRAM is intended to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the SCVWD. As directed by the CPUC’s Division of Water and Audits, the MCRAM would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. All revenue would be recognized immediately after final approval by the CPUC. On November 29, 2010, the CPUC’s Division of Water and Audits rejected the requested revenue increase without prejudice, claiming that the request should be submitted on a Petition for Modification of an earlier decision. On December 7, 2010, San Jose Water Company filed a Request for Review of the Rejection. On April 29, 2011, the CPUC’s Division of Water and Audits issued draft Resolution W-4875 that would have had the CPUC affirm the rejection of the requested revenue increase. On June 15, 2011, San Jose Water Company submitted comments to the CPUC addressing the factual and legal issues of the draft Resolution. On August 9, 2011, the Division of Water and Audits issued draft Resolution W-4885 which would allow San Jose Water Company's requested recovery of the accumulated balance in the MCRAM. Draft Resolution W-4885 is currently scheduled to be voted on at the November 10th CPUC business meeting.
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP treats surface water from the local watershed by direct media filtration and chlorine disinfection. Over the past 40 years, state and federal drinking water regulations have changed significantly in areas that the MWTP was not designed to address. The MWTP has aging infrastructure and many of its components are out-dated and at the end of their useful lives. In addition, the concrete structures do not meet current structural and seismic requirements. The total planned project cost is $73,700 over five years, with the project commencing in late 2011. San Jose Water Company’s application is requesting revenue increases of $490 or 0.22% in 2011, $1,861 or 0.85% in 2012, $7,700 or 3.50% in 2013, $3,547 or 1.61% in 2014 and $843 or 0.38% in 2015 (all at the current authorized rate of return). A decision on the application is expected sometime in the fourth quarter of 2011.
On May 2, 2011, San Jose Water Company filed Application No. 11-05-002 with the CPUC seeking authorization of an updated Cost of Capital ("COC") for the period from January 1, 2012 through December 31, 2014. For 2012, San Jose Water Company is seeking CPUC approval of a return on equity of 11.50%, a long-term cost of debt of 6.68% and a return on rate-base of 9.14%. San Jose Water Company's application was subsequently consolidated with the COC application of three other Class A water companies (California Water Service Company, California American Water and Golden State Water Company). A pre-hearing conference was held on June 14, 2011. A scoping memo was issued on September 13, 2011. A CPUC decision on this application is expected in the first quarter of 2012.
On June 23, 2011, the CPUC approved Resolution L-411A. The resolution ordered many (but not all) regulated utilities, including San Jose Water Company, to establish memorandum accounts to reflect the impacts of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and offsetting reinvestment, if any, in utility plant. The Act provides for between 50% and 100% bonus depreciation on qualifying assets placed in service between 2010 and 2012. The bonus depreciation taken generates current tax savings and deferred tax liabilities associated with such assets and, as a result, reduces utility rate base below that originally contemplated for rate setting purposes. Under L-411A, the memorandum account will track the impact of this rate base reduction as well as the impact of newly constructed qualifying assets on the Company's authorized revenue. On August 1, 2011, San Jose Water Company filed an advice letter with the CPUC requesting authorization of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 memorandum account. The memorandum account was subsequently approved on August 18, 2011, with an effective date of April 14, 2011.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective, subject to refund, on October 27, 2010. CLWSC is also requesting the TCEQ for a rate base determination. An evidentiary hearing on the matter has been scheduled for March 2012, and a TCEQ decision is expected sometime in the second quarter of 2012.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2011, SJW Corp. generated cash flow from operations of approximately $49,000, compared to $33,200 for the same period in 2010. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes and changes in working capital items. Cash flow from operations increased by approximately $15,800. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items increased $14,900, including the current period impact of bonus depreciation on deferred income taxes, (2) net collection of taxes receivable were $2,200 more than the prior period, and (3) general working capital and postretirement changes caused a $1,300 decrease.
As of September 30, 2011, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2010. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the nine months ended September 30, 2011, SJW Corp. used approximately $43,300 of cash for company funded capital expenditures, $5,300 for developer funded capital expenditures, and $2,100 for acquisitions.
During the quarter, the Company revised the Water Utility Services’ budgeted capital expenditures for 2011 to $63,008. This amount is exclusive of capital expenditures financed by customer contributions and advances. Historically, amounts have been carried over from previous years’ budgets. Approximately $10,600 has been carried over from prior years’ budget and is included in the amount above. As of September 30, 2011, $43,346 or 69% of the $63,008 has been spent.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2011 increased by approximately $4,400 from the same period in the prior year. The increase was primarily due to loan proceeds from senior note borrowings and a net increase in borrowings on our line of credit. Long-term borrowings during the nine months ended September 30, 2011 consisted of a $50,000 SJW Corp. unsecured senior note issued in June 2011. During the same period in the prior year, San Jose Water Company issued $50,000 in California Pollution Control Financing Authority Revenue Bonds.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 48% debt and 52% equity (book value). As of September 30, 2011, San Jose Water Company’s funded debt and equity were approximately 53% and 47%, respectively.
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
SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of September 30, 2011, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of September 30, 2011, San Jose Water Company’s funded debt was 53% of total capitalization and the net income available for interest charges was 273% of interest charges. As of September 30, 2011, San Jose Water Company is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2011, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has SJW Corp. as a guarantor of the senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2011, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
As of September 30, 2011, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $85,000, of which $10,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside as security for its Safe Drinking Water State Revolving Fund loans. At September 30, 2011, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $76,500. These lines of credit bear interest at variable rates. They will expire on June 1, 2012. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 1.64% for the first nine months of 2011. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2011, SJW Corp.’s funded debt was 57% of total capitalization and the net income available for interest charges was 296% of interest charges. As such, as of September 30, 2011, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2011, San Jose Water Company was in compliance with all covenants.
On February 3, 2011, SJW Corp. filed with the SEC a Form S-3 to provide stockholders the opportunity to participate in SJW Corp.’s Dividend Reinvestment and Stock Purchase Plan. Such filing became effective on April 19, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. SJW Corp. also owns 385,120 shares of common stock of California Water Service Group as of September 30, 2011, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
SJW Corp. has no material derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk. There is no material sensitivity to changes in market rates and prices.

ITEM 4.	CONTROLS AND PROCEDURES
SJW Corp.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SJW Corp.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There has been no change in internal control over financial reporting during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On October 26, 2011, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1725 per share of common stock. The dividend will be paid on December 1, 2011 to shareholders of record as of the close of business on November 7, 2011.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	November 2, 2011	By	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

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

10.3	Third Modification to Promissory Note dated August 1, 2011 by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association. (1)

10.4	Third Modification to Promissory Note dated July 27, 2011 by and between San Jose Water Company and Wells Fargo Bank, National Association. (1)

10.5	Plan Amendment to San Jose Water Company Executives Supplemental Retirement Plan effective January 1, 2011. (1) (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.

(2)	Management contract or compensatory plan or agreement.