Form 10-K
period 2011-12-31
SJW CORP
filed 2012-02-29
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $340 million based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2012
Common Stock, $0.521 par value per share	18,618,265
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 25, 2012, are incorporated by reference into Part III of this Form 10-K where indicated.

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

•
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 10,000 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. The water supply corporation has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 810—“Consolidation” with SJWTX, Inc. as the primary beneficiary, and as a result, it has been consolidated with SJWTX, Inc.

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
On November 20, 2009, the CPUC approved the most recent general rate increase for San Jose Water Company. In summary, the decision authorizes a rate increase designed to increase revenue by $18.6 million, or 9.24%, in 2010. In accordance with CPUC rules, the subsequent increases for the years 2011 and 2012 are based upon the consumer price indices published in October of the preceding year. The CPUC approved a 2011 general rate increase of $7.3 million, or 3.32%, and a 2012 general rate increase of $10.7 million, or 4.53%. These rate changes, which were designed to produce a return on common equity of 10.20%, became effective on January 1, 2011 and 2012, respectively. The stated revenue increases for 2011 and 2012 do not include additional authorized increases associated with scheduled expense and rate base offset filings, rate recovery of planned upgrades to the Montevina Treatment Plant, and the potential supplemental filings for rate recovery for investments in alternative energy projects.
On June 2, 2010, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $5.7 million, or approximately 2.61%, of authorized revenue at the time of the filing. This increase was intended to recover the accumulated balance in the Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAM”), which was in effect from August 3, 2009 to May 1, 2010. The CPUC-authorized MCRAM was intended to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the Santa Clara Valley Water District (“SCVWD”). As directed by the CPUC’s Division of Water and Audits, the MCRAM would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. Resolution W-4885 authorizing the recovery was adopted by the Commission on December 15, 2011. The surcharge to begin recovering the balance was subsequently implemented on December 27, 2011. All revenue was recognized immediately upon final approval by the CPUC.
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP treats surface water from the local watershed by direct media filtration and chlorine disinfection. Over the past 40 years, state and federal drinking water regulations have changed significantly in areas that the MWTP was not designed to address. The MWTP has aging infrastructure and many of its components are at the end of their useful lives, or they do not meet current structural and seismic requirements. The total planned project cost is $73.7 million, over five years, with the project commencing in late 2011. San Jose Water Company’s application requested revenue increases of $0.5 million, or 0.22% in 2011, $1.9 million, or 0.85% in 2012, $7.7 million, or 3.50% in 2013, $3.5 million, or 1.61% in 2014 and $0.8 million, or 0.38% in 2015 (all at the current authorized rate of return). A decision on the application is expected in the second half of 2012.
On May 2, 2011, San Jose Water Company filed Application No. 11-05-002 with the CPUC seeking authorization of an updated Cost of Capital (“COC”) for the period from January 1, 2012 through December 31, 2014. For 2012, San Jose Water Company is seeking CPUC approval of a return on equity of 11.50%, a long-term cost of debt of 6.68% and a rate of return of 9.14%. San Jose Water Company's application was subsequently consolidated with the COC application of three other Class A water companies (California Water Service Company, California American Water and Golden State Water Company). A pre-hearing conference was held on June 14, 2011. A scoping memo was issued on September 13, 2011. The CPUC's Division of Ratepayer Advocates issued testimony on August 31, 2011 and San Jose Water Company issued rebuttal testimony on September 21, 2011. An all-party settlement agreement was announced by the CPUC on October 17, 2011 that would provide San Jose Water Company a return on equity of 9.99% and a rate of return of 8.38%. On November 28, 2011, the Administrative Law Judge in the proceeding issued a ruling requiring evidentiary hearings to provide additional development of the evidentiary record. These evidentiary hearings were held in January 2012. A CPUC decision on this application is expected during the second quarter of 2012.
On May 31, 2011, San Jose Water Company filed an advice letter with the CPUC requesting authorization to increase revenues by $9.2 million, or approximately 4.04%. This revenue increase was intended to offset the SCVWD's increases to purchased water and groundwater extraction charges. This revenue increase was not intended to provide San Jose Water Company an increase in earnings. This advice letter was approved by the CPUC and the revenue increase went into effect July 1, 2011.
On June 23, 2011, the CPUC approved Resolution L-411A. The resolution ordered many regulated utilities, including

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
On January 3, 2012, San Jose Water Company filed a General Rate Case application requesting rate increases of $47.4 million, or 21.51% in 2013, $13.0 million, or 4.87% in 2014 and $34.8 million, or 12.59% in 2015. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $2.6 million in the balancing account, (2) disbursement of the over-collected balance of $0.7 million accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. A General Rate Case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC's Division of Ratepayer Advocates, settlement meetings, as well as possible evidentiary hearings. A final decision in this proceeding is likely to occur in the second half of 2012 with new rates becoming effective at the beginning of 2013. If a decision is not reached by the end of 2012, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2013, until a decision is adopted.
CLWSC is subject to regulation by the Texas Commission on Environmental Quality (“TCEQ”). The TCEQ authorizes rate increases after the filing of an Application for a Rate/Tariff Change. Such filings may be filed anytime but not sooner than 12 months following acceptance by the TCEQ of the previous filing.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. CLWSC is also requesting the TCEQ for a rate base determination. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. An evidentiary hearing on these matters has been scheduled for March 2012, and a TCEQ decision is expected sometime in the second quarter of 2012. Until final approval by the TCEQ, the 38% rate increase in October 2010 is subject to adjustment and refund.
Please also see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Financial Information about Industry Segments
See Note 12 of Notes to Consolidated Financial Statements for information regarding SJW Corp.’s business segments.
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water service to approximately 226,000 connections that serve customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 10,000 connections that serve approximately 36,000 people in a service area comprising more than 243 square miles in the growing region between San Antonio and Austin, Texas.
San Jose Water Company also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna leases.
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
The pumps and motors at San Jose Water Company’s groundwater production facilities are propelled by electric power. Over the last few years, San Jose Water Company has installed standby power generators at 32 of its strategic water production sites. In addition, the commercial office and operations control centers are outfitted with standby power equipment that allow critical distribution and customer service operations to continue during a power outage. SCVWD has informed San Jose Water Company that its filter plants, which deliver purchased water to San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period by pumping water with its standby generators and by using purchased water from SCVWD.
In 2011, the level of water in the Santa Clara Valley groundwater basin, which is managed by the SCVWD, remained comparable to the 30-year average level. On January 1, 2012, SCVWD’s 10 reservoirs were 44.3% full with 74,797 acre-feet of water in storage. As reported by SCVWD, the rainfall was approximately 33% of the seasonal average for the first six months of the rainfall season that commenced on July 1, 2011 and ends on June 30, 2012. As of December 31, 2011, San Jose Water Company’s Lake Elsman contained 111 million gallons. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 5.02 inches for the period from July 1, 2011 through December 31, 2011, which is 34% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2012.
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
On September 28, 2010, the SCVWD board of directors voted to end mandatory conservation, but continued to request voluntary 10% conservation through June 30, 2011. Upon expiration, the request for voluntary conservation was not renewed by the SCVWD board of directors.
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
CLWSC’s water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with GBRA, which expire in 2040, 2044 and 2050. The agreements provide CLWSC with 6,700 acre-feet of water per year from Canyon Lake and other sources at prices to be adjusted periodically by GBRA.
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
Under the California law, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties operated by privately-owned public utilities upon payment of just compensation and are further authorized to issue bonds (including revenue bonds) for the purpose of acquiring or constructing water systems. To the Company’s knowledge, no municipality, water district or other public agency has pending any action to condemn any part of its water systems.
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
Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment. As part of routine replacement of infrastructure, San Jose Water Company identified legacy equipment containing mercury which was released into the surrounding soil. San Jose Water Company has determined there is no risk of contamination to the water supply, notified the appropriate authorities and remediated the affected area. San Jose Water Company also identified ten other potentially affected sites and will be assessing the mercury impacts, if any, in conjunction with its infrastructure replacement program. SJW Corp. believes there will be no material financial impact related to this matter. When operating conditions allowed it, backwash water from Saratoga Water Treatment Plant was discharged to Saratoga Creek as authorized under the Region Wide General National Pollutant Discharge Elimination System Permit for Discharges from Surface Water Treatment Facilities for Potable Supply (Order R2-2003-0062 prior to March 1, 2010 and Order R2-2009-0033 effective March 1, 2010). San Jose Water Company monitored physical and chemical properties of the effluent in accordance with the permit requirements. The Regional Water Quality Control Board requires these results to be submitted by November 15th of each year in an annual self-monitoring report. In preparation of the 2010 report, staff determined that San Jose Water Company exceeded the prescribed limits for total suspended solids and for zinc. San Jose Water Company had suspended discharging under this permit at that time and there is no on-going violation. As of December 31, 2011, the Regional Water Quality Control Board has not taken any action related to this matter, and SJW Corp. believes there will be no material financial impact related to this matter.
San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2011, SJW Corp. had 385 employees, of whom 347 were San Jose Water Company employees and 38 were CLWSC employees. At San Jose Water Company, 105 were executive, administrative or supervisory personnel, and 242 were members of unions. On November 23, 2010, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2011 through December 31, 2013. The agreements include a 2% wage increase in 2011, 2% in 2012 and 3% in 2013 for union workers as well as increases in medical co-pays and dental deductibles. As of December 31, 2011, CLWSC had 38 employees, of whom 9 were exempt and 29 were non-exempt employees. Non-exempt employees are subject to overtime but are not union represented.

Officers of the Registrant

Name	Age	Offices and Experience
G.J. Belhumeur	65
San Jose Water Company—Senior Vice President, Operations. Mr. Belhumeur has served as Senior Vice President of Operations since 2004. From 1996 to 2003, Mr. Belhumeur was Vice President of Operations. Mr. Belhumeur has been with San Jose Water Company since 1970.

D.R. Drysdale	56
San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.

C.S. Giordano	55
San Jose Water Company—Officer, Chief Engineer. Mr. Giordano has served as Chief Engineer since June 2007. From August 2000 to June 2007, Mr. Giordano was Director of Engineering and Construction. From January 1994 to August 2000, Mr. Giordano was Assistant Chief Engineer. Mr. Giordano has been with San Jose Water Company since 1994.

P. L. Jensen	52
San Jose Water Company—Senior Vice President, Regulatory Affairs. Mr. Jensen has served as Senior Vice President of Regulatory Affairs since October 2011. From July 2007 to October 2011, Mr. Jensen was Vice President of Regulatory Affairs. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.

J.P. Lynch	52
SJW Corp.—Chief Financial Officer and Treasurer. Mr. Lynch has served as Chief Financial Officer and Treasurer since October 2010. He is also Chief Financial Officer and Treasurer of San Jose Water Company, SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. Prior to joining the Corporation, Mr. Lynch was an Audit Partner with KPMG LLP. Mr. Lynch was with KPMG LLP for 26 years. Mr. Lynch is a certified public accountant.

S. Papazian	36
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

W.R. Roth	59
SJW Corp.—President and Chief Executive Officer of SJW Corp., San Jose Water Company, SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. Mr. Roth was appointed Chief Executive Officer of SJW Corp. in 1999 and President in 1996. Mr. Roth has been with San Jose Water Company since 1990.

W.L. Avila-Walker	48
San Jose Water Company—Controller. Ms. Avila-Walker has served as Controller since September 2009. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance.

R.S. Yoo	61
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
Available Information
SJW Corp.’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Corp.’s website at http://www.sjwcorp.com, as soon as reasonably practicable, after SJW Corp. electronically files such material with, or furnishs such material to, the SEC. The content of SJW Corp.’s website is not incorporated by reference to or part of this report.
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
Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing SJW Corp. Additional risks that SJW Corp. does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, SJW Corp.’s business, operating results or financial condition could be materially harmed. In such case, the trading price of SJW Corp.’s common stock could decline and you may lose all or part of your investment. Investors should also refer to the other information set forth in this Form 10-K, including the consolidated financial statements and the notes thereto.
Our business is regulated and may be adversely affected by changes to the regulatory environment.
San Jose Water Company and CLWSC are regulated public utilities. The operating revenue of San Jose Water Company and CLWSC result primarily from the sale of water at rates authorized by the CPUC and the TCEQ, respectively. The CPUC and TCEQ set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on shareholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent rate cases for San Jose Water Company, which has authorized rates for 2010 through 2012, and for CLWSC. In our applications for rate approvals, we rely upon estimates and forecasts to propose rates for approval by the CPUC or TCEQ. No assurance can be given that our estimates and forecasts will be correct or that the CPUC or TCEQ will agree with our estimates and forecasts and approve our proposed rates. To the extent our authorized rates may be too low, revenues may be insufficient to cover Water Utility Services’ operating expenses, capital requirements and SJW Corp.’s historical dividend rate. In addition, delays in approving rate increases may negatively affect our operating results.
In addition, policies and regulations promulgated by the regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow San Jose Water Company and CLWSC to accomplish some or all of the items listed above, Water Utility Services’ future operating results may be adversely affected. Further, from time to time, the commissioners at the CPUC and the TCEQ change. For example, in California, the Governor appointed three new commissioners to the CPUC in 2011. Such changes could lead to changes in policies and regulations. There can be no assurance that the resulting changes in policies and regulation will not adversely affect our operating results or financial condition.
Recovery of regulatory assets is subject to adjustment by the regulatory agency and could impact the operating results of Water Utility Services.
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Please refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of net regulatory assets. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets or liabilities would need to be adjusted, which could have an adverse effect on our financial results.

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
CLWSC’s primary water supply is 6,700 acre-feet of water which is pumped from Canyon Lake at two lake intakes and other sources, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. Texas, similar to California, faces similar operating challenges as described above and long-term water supply constraints. (See also Part I, Item 1, “Water Supply”)
Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.
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
Although Water Utility Services has not been and is not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If Water Utility Services is subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, product liability is excluded from this coverage. Our pollution liability policy extends coverage for product liability, but is subject to exclusions and limitations built into the policy. Costs for defense are included within the limit of insurance on the pollution liability policy.
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
Water Utility Services rely on information technology and systems that are key to business operations. A system malfunction or security breach could adversely affect business operations.
Information technology is key to the operation of Water Utility Services, including but not limited to payroll, general ledger activities, bill remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate our distribution system. Among other things, system malfunctions and security breaches could prevent us from operating or monitoring our facilities, billing accurately and timely analysis of financial results. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are circumvented.
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
SJW Land Company owns a diversified real estate portfolio in multiple states. The risks in investing directly in real estate vary depending on the investment strategy and investment objective and include the following risks.

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

A drop in the value of a real estate property or increase in vacancy could result in reduced future cash flows to amounts below the property’s current carrying value and could result in an impairment charge.

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
Adverse investment returns and other factors may increase our pension costs and pension plan funding requirements.
A substantial number of our employees are covered by a defined benefit pension plan. Our pension costs and the funded status of the plan are affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation. Any change in such factors could result in an increase in future pension costs and an increase in our pension liability, requiring an increase in plan contributions. In 2012, we expect that our net pension costs will increase to approximately $10.3 million, which is approximately $2.2 million more than 2011. We also expect to make approximately $10.3 million in contributions to our pension plan in 2012, which is approximately $2.6 million more than we made in 2011.
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
The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 265 million gallons, and all water facilities, equipment, office buildings and other property necessary to supply its customers.
San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s groundwater pumping stations have a production capacity of approximately 270 million gallons per day and the present capacity for taking purchased water is approximately 179 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2011, a maximum and average of 168 million gallons and 118 million gallons of water per day, respectively, were delivered to the system.
CLWSC maintains a service area that covers approximately 243 square miles located in the southern region of the Texas hill country in Comal and Blanco counties. Our service area surrounds an 8,200 surface acre reservoir (Canyon Lake). Production wells are located in an unregulated portion of the Trinity aquifer and have the ability to pump a combined 2.8 billion gallons annually. CLWSC has contracts for 1.9 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates two surface water treatment plants with a combined production capacity of 6.5 million gallons per day. CLWSC has 495 miles of transmission and distribution mains and maintains 65 storage tanks with a total storage capacity of 6.2 million gallons.
Water Utility Services hold all of its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.
SJW Land Company owns approximately 93 acres of property in the states of Connecticut, Florida, Texas, Arizona and Tennessee and approximately five undeveloped acres of land and two acres of land with commercial properties primarily in the San Jose metropolitan area. SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. One of our California properties is owned by such partnership. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. The following table is a summary of SJW Land Company properties described above:

				Percentage as of December 31, 2011 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	14%	12%
Warehouse building	Windsor, Connecticut	17	170,000	17%	12%
Warehouse building	Orlando, Florida	8	147,000	10%	7%
Retail building	El Paso, Texas	2	14,000	7%	2%
Warehouse building	Phoenix, Arizona	11	176,000	18%	11%
Warehouse building	Knoxville, Tennessee	30	361,500	N/A	13%
Commercial building	Knoxville, Tennessee	15	135,000	34%	43%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

Item 3.	Legal Proceedings
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
Market Information
SJW Corp.’s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Corp.’s common stock for each quarter in the 2011 and 2010 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 15 of “Notes to Consolidated Financial Statements” in Part II, Item 8.
As of December 31, 2011, there were 468 record holders of SJW Corp.’s common stock.
Dividends
Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 273 consecutive quarters and the annual dividend amount has increased in each of the last 44 years. Additional information as to the cash dividends paid on common stock in 2011 and 2010 is contained in the section captioned “Dividend per share” in the tables set forth in Note 15 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2011. The comparison assumes $100 was invested on December 31, 2006 in SJW Corp.’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T:

	2006	2007	2008	2009	2010	2011
SJW Corp.	100	91	81	62	75	69
Water Utility Index	100	94	90	86	99	109
S&P 500	100	106	66	84	97	99

The Water Utility Index is the 10 water company Water Utility Index prepared by Wells Fargo Securities, LLC.

Item 6.	Selected Financial Data
FIVE YEAR STATISTICAL REVIEW
SJW Corp. and Subsidiaries

	2011	2010	2009	2008*	2007*
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$238,955	215,638	216,097	220,347	206,601
Operating expense:
Purchased water	54,317	43,557	45,317	48,291	48,596
Power	5,394	6,429	6,582	7,559	7,532
Groundwater extraction charges	20,997	26,614	31,635	34,368	30,141
Other production costs	11,345	10,702	10,074	9,871	9,256
Administrative and general	39,136	38,184	35,445	30,207	27,985
Maintenance	13,261	12,242	13,172	13,123	11,628
Property taxes and other non-income taxes	8,921	7,907	8,549	6,793	6,307
Depreciation and amortization	31,193	28,331	25,643	24,043	22,854
Impairment on real estate investment	—	3,597	—	—	—
Total operating expense	184,564	177,563	176,417	174,255	164,299
Operating income	54,391	38,075	39,680	46,092	42,302
Interest expense, other income and deductions	(18,947)	3,071	(14,229)	(10,597)	(10,430)
Income before income taxes	35,444	41,146	25,451	35,495	31,872
Provision for income taxes	14,566	16,740	10,280	14,034	12,549
Net income	20,878	24,406	15,171	21,461	19,323
Dividends paid	12,823	12,603	12,202	11,875	11,089
CONSOLIDATED PER SHARE DATA (BASIC)
Net income	1.12	1.32	0.82	1.17	1.05
Dividends paid	0.69	0.68	0.66	0.65	0.60
Shareholders’ equity at year-end	14.21	13.76	13.67	13.81	12.92
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$1,112,127	1,036,909	944,026	878,743	816,310
Less accumulated depreciation and amortization	355,914	322,102	298,921	272,562	255,025
Net utility plant	756,213	714,807	645,105	606,181	561,285
Net real estate investment	78,542	80,089	80,812	82,489	84,195
Total assets	1,038,810	935,362	878,474	850,877	767,326
Capitalization:
Shareholders’ equity	264,004	255,032	252,756	254,326	236,934
Long-term debt, less current portion	343,848	295,704	246,879	216,613	216,312
Total capitalization	$607,852	550,736	499,635	470,939	453,246
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection	$1,010	916	920	914	860
Investment in utility plant per connection	$4,702	4,407	4,019	3,751	3,499
Connections at year-end	236,500	235,300	234,900	234,300	233,300
Miles of main at year-end	2,915	2,883	2,881	2,814	2,743
Water production (million gallons)	46,033	45,493	47,900	51,961	51,922
Maximum daily production (million gallons)	181	196	192	204	205
Population served (estimate)	1,066,000	1,060,600	1,058,800	1,056,100	1,051,600
____________________
*    The Company has made reclassifications to certain previously reported balances in the consolidated results of operations to conform to current year presentation. See Note 1 of Notes to Consolidated Financial Statements for further information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except where otherwise noted)
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company, is a public utility in the business of providing water service to approximately 10,000 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary, and as a result, it has been consolidated with SJWTX, Inc.
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
Regional Nonregulated Activities
Operating in accordance with guidelines established by the CPUC, San Jose Water Company provides nonregulated services, such as water system operations, maintenance agreements and antenna leases, under agreements with municipalities and other utilities. CLWSC provides nonregulated wholesale water service to adjacent utilities.
San Jose Water Company also seeks appropriate nonregulated business opportunities that complement its existing operations or that allow it to extend its core competencies beyond existing operations. San Jose Water Company seeks opportunities to fully utilize its capabilities and existing capacity by providing services to other regional water systems, which also will benefit its existing regional customers.
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
Critical Accounting Policies
SJW Corp. has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.” SJW Corp.’s critical accounting policies are as follows:
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
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized for the years ending December 31, 2011, 2010 and 2009.
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
Income Taxes
SJW Corp. estimates its federal and state income taxes as part of the process of preparing consolidated financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes, including the evaluation of the treatment acceptable in the water utility industry and regulatory environment. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. If actual results, due to changes in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, differ materially from these estimates, the provision for income taxes will be materially impacted.
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
In the case where the Company’s balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, the Company can request the CPUC to recognize the amounts in such accounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter. If such amounts are authorized for inclusion into customer rates, revenue would be recognized at the time authorization is received pursuant to ASC Topic 605 and Sub-topic 980-605.
If the balancing or memorandum-type accounts had been recognized in San Jose Water Company’s financial statements, San Jose Water Company’s earnings and retained earnings would be decreased by the amount of surcredits in the case of over-collection or increased by the surcharges in the case of under-collection, less applicable taxes.
Factors Affecting Our Results of Operations
SJW Corp.’s financial condition and results of operations are influenced by a variety of factors including the following:

•	economic utility regulation;

•	weather;

•	water usage per customer;

•	production costs;

•	infrastructure investment;

•	compliance with environmental, health and safety standards; and

•	customer growth.
Economic Utility Regulation
Water Utility Services is generally subject to economic regulation by their respective state commissions overseeing public utilities. Regulatory policies vary from state to state and may change over time. In addition, there may be regulatory lag between the time a capital investment is made, a consumption decrease occurs, or an operating expense increases and when those items are adjusted in utility rates.
San Jose Water Company employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency and any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Rate recovery for the balances in these memorandum accounts are generally allowed in the next general rate cases. San Jose Water Company also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges and pension costs for later recovery.
Regulatory risk is mitigated by use of a forward-looking test year which allows the return on and return of utility plant on a forecasted basis as it is placed in service and interim rate relief is allowed in the event of regulatory lag.
Pursuant to Texas regulation, CLWSC employs a historical test year but requested rates can be placed into effect after sixty days, which may alleviate regulatory lag. Additionally, rate cases may be filed as necessary but not more often than once every 12 months.
Infrastructure Investment
The water utility business is capital-intensive. In 2011 and 2010, Company-funded capital improvements were $62,439 and $95,536, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $105,344 in 2012 and $652,500 over the next five years, subject to CPUC and TCEQ approval. Included in these amounts is approximately $73,500 related to upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. SJW Corp. funds these expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances, equity issuances and borrowings. SJW Corp. relies upon a line of credit, which will expire on June 1, 2012, to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. In the second quarter of 2011, SJW Corp. sold $50,000 in senior notes to the Prudential Insurance Company of America. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2011 activities, which were at a time of difficult credit markets, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
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
Environmental, health and safety and water quality regulations are complex and change frequently, and the overall trend has been that they have become more stringent over time. It is possible that new or more stringent environmental standards and water quality regulations could be imposed that will increase Water Utility Services’ water quality compliance costs, hamper Water Utility Services’ available water supplies, and increase future capital expenditures. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. In the past, Water Utility Services has generally been able to recover expenses associated with compliance related to environmental, health and safety standards, but future recoveries could be affected by regulatory lag and the corresponding uncertainties surrounding rate recovery.

Production Costs
Water Utility Services’ operations require significant production inputs which result in significant production costs. These costs include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2011, production costs accounted for approximately 49.9% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services is driven by (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territory. During 2011, 2010 and 2009, we had cash outflows of $4,040, $3,504 and $6,436, respectively, for acquisitions and water rights which will allow us to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Change in Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations. San Jose Water Company residential usage increased 2.3% and decreased 4.9% from 2010 to 2011 and 2009 to 2010, respectively. San Jose Water Company business usage decreased 1.2% and 3.2% from 2010 to 2011 and 2009 to 2010, respectively. In addition, 2011 residential and business usage was 11.6% and 6.8%, respectively, lower than the amount authorized in our 2010-2012 general rate case. Residential and business usage in 2010 was 13.5% and 5.6%, respectively, lower than the amount authorized in our 2010-2012 general rate case. CLWSC residential and business usage increased 23.2% and decreased 6.8% from 2010 to 2011 and 2009 to 2010, respectively.
Water Supply
Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water is affected by weather conditions, in particular during the warmer months. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for outside irrigation of lawns and landscaping. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. These restrictions may be imposed at a regional or state level and may affect our service areas regardless of our readiness to meet unrestricted customer demands. San Jose Water Company believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD, will be sufficient to meet customer demand for 2012. In addition, San Jose Water Company actively works with the SCVWD to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CLWSC believes that they will be able to meet current and future customer water demands with their water supply which consists of groundwater from wells and purchased raw water from the GBRA.

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
The Company reclassified $10,702 and $10,074 of costs incurred to support the delivery of water from other operating expense to production costs and $8,050 and $7,787 from other operating expense to administrative and general related to customer service costs for the years ended December 31, 2010 and 2009, respectively. In addition, the Company reclassified income taxes out of operating expense and changed the presentation of other (expense) income items from a net to gross basis. These reclassifications were made to conform to the current year presentation and impacted total production costs, total operating expense and operating income. The Company believes these reclassifications provide investors with better operating information and are in line with current practices of other water companies and CPUC guidance.

Overview
SJW Corp.’s consolidated net income for the year ended December 31, 2011 was $20,878, compared to $24,406 for the same period in 2010. This represents a decrease of $3,528, or 14%, from 2010. The decrease is primarily attributable to the gain on sale of California Water Service Group stock that occurred in 2010 that did not reoccur in 2011, offset by our 2010 real estate impairment loss. This decrease was further offset by higher revenues in 2011 due to cumulative rate increases and the recognition of our MCRAM account recovery for $5,740. In addition, the Company experienced an increase in depreciation expense due to increased depreciable assets and an increase in interest expense due to the issuance of a $50,000 SJW Corp. senior note in June 2011 and a full year of interest expense on our California Pollution Control Financing Authority revenue bonds which were issued in June 2010.
SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals, are collectively referred to as “Real Estate Services.”
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2011	2010	2009
Water Utility Services	$234,346	212,078	212,270
Real Estate Services	4,609	3,560	3,827
	$238,955	215,638	216,097

The change in consolidated operating revenues was due to the following factors:

	2011 vs. 2010 Increase/(decrease)		2010 vs. 2009 Increase/(decrease)
Water Utility Services:
Consumption changes	$3,429	2%	$(5,504)	(3)%
New customers increase	706	—	354	—
Rate increases	12,393	6%	4,958	3%
MCRAM	5,740	3%	—	—%
Real Estate Services	1,049	—	(267)	—%
	$23,317	11%	$(459)	—%

2011 vs. 2010
The revenue increase consists of $22,268 from Water Utility Services and $1,049 from Real Estate Services.
The revenue increase for Water Utility Services primarily consists of increases in rates approved by the CPUC for an escalation increase in our 2010-2012 general rate case and an increase intended to offset the SCVWD's increases to purchased water and groundwater extraction charges as well as a rate increase for CLWSC. The Company also recognized $5,740 in revenue related to a Mandatory Conservation Revenue Adjustment Memorandum account upon CPUC approval in December 2011. In addition, customer consumption increased primarily due to a drier 2011 compared to 2010.
The revenue increase for Real Estate Services was primarily the result of increased rental income from our Tennessee property. The tenant has leased the office building for the full year in 2011, compared to only three months in 2010.

2010 vs. 2009
The revenue decrease consists of $192 from Water Utility Services and $267 from Real Estate Services.
The revenue decrease for Water Utility Services is primarily the result of a decrease in consumption due to a wetter 2010 compared to 2009, offset by increases in rates approved by the CPUC in the 2010-2012 general rate case.
The revenue decrease for Real Estate Services was primarily the result of lower rental income from our Tennessee properties and SJW Land Company’s 70% limited partnership interest in 444 West Santa Clara Street. The former tenant which leased SJW Land Company’s office and distribution buildings in Knoxville, Tennessee under triple net leases had paid through May 2009. The new tenant had leased only a portion of the office building beginning in the fourth quarter of 2010. The international real estate firm that occupies the building in which SJW Land Company has a 70% limited partnership interest renegotiated the lease terms during 2010 which lowered the monthly rental payments but extended the term an additional seven years.
Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:

Operating Revenue by Customer Group

	2011	2010	2009
Residential and business	$216,747	195,431	195,762
Industrial	1,086	1,031	924
Public authorities	10,008	9,306	9,968
Others	6,505	6,310	5,616
	$234,346	212,078	212,270
During the fourth quarter of 2011 the CPUC approved the revenue related to the MCRAM. Included in the amounts above is $5,344 in residential and business, $23 in industrial, $333 in public authorities and $40 in others related to the MCRAM.

Number of Customers

	2011	2010	2009
Residential and business	230,622	229,933	229,496
Industrial	79	75	77
Public authorities	1,419	1,447	1,496
Others	3,880	3,845	3,831
	236,000	235,300	234,900

Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2011	2010	2009
Water Utility Services	$179,293	168,115	170,093
Real Estate Services	3,240	6,858	4,372
All Other	2,031	2,590	1,952
	$184,564	177,563	176,417

The change in consolidated operating expenses was due to the following factors:

	2011 vs. 2010 Increase/(decrease)		2010 vs. 2009 Increase/(decrease)
Water production costs:
Change in surface water supply	$265	—%	$(2,964)	(2)%
Change in usage and new customers	743	1%	(4,624)	(2)%
Purchased water and groundwater extraction charge and energy price increase	3,743	2%	1,282	—%
Total water production costs	4,751	3%	(6,306)	(4)%
Administrative and general	952	—%	2,739	2%
Maintenance	1,019	1%	(930)	(1)%
Property taxes and other non-income taxes	1,014	1%	(642)	—%
Depreciation and amortization	2,862	1%	2,688	2%
Impairment on real estate investment	(3,597)	(2)%	3,597	2%
	$7,001	4%	$1,146	1%
Sources of Water Supply
San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051.
CLWSC's water supply consists of groundwater from wells and purchased raw water from the GBRA. CLWSC has long-term agreements with GBRA, which expire in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,700 acre-feet of water per year from Canyon Lake and other sources at prices to be adjusted periodically by GBRA.
Surface water is the least expensive source of water. The following table presents the change in sources of water supply for Water Utility Services:

	Source of Water Supply
	2011	2010	2009
	(million gallons) (MG)
Purchased water	27,549	22,767	23,588
Groundwater	13,029	17,125	20,277
Surface water	5,059	5,203	3,613
Reclaimed water	396	398	422
	46,033	45,493	47,900
Average water production cost per MG	$2,000	1,919	1,954

Water production in 2011 for Water Utility Services increased 540 million gallons from 2010. Water production in 2010 decreased 2,407 million gallons from 2009. The changes are primarily attributable to changes in consumption by customers and are consistent with the related water production changes.
The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rate for SCVWD’s fiscal years 2012, 2011 and 2010 was $2,053, $1,903 and $1,903 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $1,746, $1,596 and $1,596 per million gallons for SCVWD's fiscal years 2012, 2011 and 2010.
Unaccounted-for water for 2011 and 2010 approximated 6.8% and 7.2%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.

The various components of operating expenses are discussed below.
Water production costs
2011 vs. 2010
Water production costs increased due to $3,743 in net higher per unit costs paid for purchased water, groundwater extraction and energy charges, an increase in customer usage of $743 and $265 in increased surface water supply costs due to decreased availability of surface water supply in 2011 compared to 2010.
2010 vs. 2009
Water production costs decreased due to a decrease in customer usage of $4,624 and $2,964 in decreased surface water supply costs due to increased availability of surface water supply in 2010 compared to 2009, offset by $1,282 in net higher per unit costs paid for purchased water, groundwater extraction charge and energy.
Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.
2011 vs. 2010
Administrative and general expense increased $952 in 2011, or 2%, in comparison to 2010. The increase consisted primarily of: (1) $806 in contracted work primarily due to water conservation efforts related to the recycled water retrofit program, (2) $551 in regulatory fees primarily due to an increase in rate case filings, (3) $511 due to the increased cost of health insurance, (4) $315 due to new hires and salary increases as a result of the three-year collective bargaining agreements reached with our unions in 2010, offset by (5) $806 decrease in pension and retirement expenses, (6) $256 decrease in legal expenses and (7) $169 decrease in miscellaneous expenses. SJW Corp. anticipates an increase in pension and retirement expenses in 2012 primarily due to a decreasing discount rate coupled with the decline in return on pension plan assets. In addition, as a result of the three-year collective bargaining agreements signed in 2010 with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, salaries are expected to increase 2% in 2012 and 3% in 2013 for union workers as well as increases in medical co-pays and dental deductibles.
2010 vs. 2009
Administrative and general expense increased $2,739 in 2010, or 8%, in comparison to 2009. The increase consisted primarily of: (1) $1,797 in pension and retirement expenses, of which approximately $970 was due to San Jose Water Company updating its expected return on plan assets assumption, (2) $465 due to salary increases and new hires, (3) $360 due to the increased cost of health insurance and (4) $117 in miscellaneous expenses. San Jose Water Company updated its discount rate and expected return on pension plan investment assets assumptions in November 2010 to reflect the approved redistribution of investments held between equity and fixed income securities in its pension plan investment portfolio.
Maintenance Expense
Maintenance expense increased $1,019 in 2011, or 8%, in comparison to 2010, and decreased $930 in 2010, or 7%, in comparison to 2009. The increase in 2011 consisted primarily of: (1) $673 increase in contracted work, paving, and materials and supplies as a result of an increase in main leak repairs, (2) $596 due to salary increases and a decrease in time charged to capital projects and (3) $250 decrease in miscellaneous expenses. The decrease in 2010 consisted primarily of: (1) $498 in salaries due to a decrease in overtime and an increase in time charged to capital projects, (2) $415 decrease in contracted work, paving, and materials and supplies as a result of a decrease in main leak repairs and (3) $17 decrease in miscellaneous expenses. In addition, the level of maintenance expense varies with the level of public work projects instituted by local government agencies, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.’s facilities.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2011 and 2010 increased $1,014 and decreased $642, respectively. The increase in 2011 was primarily a result of increased utility plant. The decrease in 2010 was primarily due to a reduction in property taxes for the Tennessee properties.
Depreciation and Amortization
Depreciation and amortization expense increased $2,862 in 2011, or 10%, in comparison to 2010, and increased $2,688 in 2010, or 10%, in comparison to 2009. The increase in both years was due to increases in utility plant.

Impairment on Real Estate Investment
In connection with the execution of an option agreement in 2010, SJW Land Company determined that a change in circumstances had occurred requiring a recoverability test on one of its real estate investments in Tennessee. As a result of the recoverability test and subsequent assessment of fair value, we determined that the property was impaired. SJW Land Company recorded a pre-tax impairment of $3,597 on the real estate investment during the year ended December 31, 2010. No impairments occurred during the same period in 2011 and 2009. Please refer to Note 14, “Impairment of Tennessee Distribution Facility,” of Notes to Consolidated Financial Statements for further information.
Other Income and Expense
Interest expense, including interest on long-term debt and mortgages, increased $1,992, or 11%, in 2011 compared to 2010. In June 2011, SJW Corp. entered into a note agreement with the Prudential Insurance Company of America, pursuant to which the Company sold an aggregate principal amount of $50,000 of its 4.35% senior notes. In addition, San Jose Water Company incurred a full year of interest on its California Pollution Control Financing Authority revenue bonds which were issued in June 2010.
Interest expense, including interest on long-term debt and mortgages, increased $1,713, or 11%, in 2010 compared to 2009. In June 2010, San Jose Water Company entered into a loan agreement with the California Pollution Control Financing Authority, under which the proceeds from the issuance by the California Pollution Control Financing Authority of its 5.10% fixed rate revenue bonds in an aggregate principal amount of $50,000 have been loaned to San Jose Water Company. In addition, San Jose Water Company incurred a full year of interest on Series J and Series K senior notes which were issued in February 2009 and May 2009, respectively.
SJW Corp.’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs was 6.3%, 6.6% and 6.9% for the years ended December 31, 2011, 2010 and 2009, respectively.
Provision for Income Taxes
Income tax expense for 2011 was $14,566, compared to $16,740 in 2010. The effective consolidated income tax rates for 2011, 2010 and 2009 were 41%, 41% and 40%, respectively. Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for the reconciliation of actual to expected income tax expense.
Other Comprehensive Loss
Other comprehensive loss in 2011 was $85, net of tax, due to a decrease in the market value of the investment in California Water Service Group. Other comprehensive loss in 2010 was $10,828, net of tax, due to a change in the market value of the investment in California Water Service Group of $44,000 and the recognition of unrealized holding gains of $10,784 that was reclassified out of accumulated other comprehensive income due to the sale of California Water Service Group stock during 2010.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers’ on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Corp. operates. The current United States recession and related high unemployment rate may have the effect of increasing payment delinquencies. However, such delinquencies are mitigated by service interruptions due to non-payment and the related customer policies. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost of living during this recessionary environment. As of December 31, 2011, the change in the number of customers has been minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Funds collected from Water Utility Services’ customers are used to pay for water production costs, in addition to all costs associated with general operations. Funds are also generated by the issuance of new debt. From these amounts, SJW Corp. paid cash dividends of approximately $12,823 and funded its working capital in 2011. The remaining amount is available to fund SJW Corp.’s capital expenditure program.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Corp.’s ability to draw on its line of credit or issue long-term debt. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2011 activities, which were at a time of difficult credit markets, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.

In 2011, the common dividends declared and paid on SJW Corp.’s common stock represented 61% of net income for 2011. Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 273 consecutive quarters and the annual dividend amount has increased in each of the last 44 years. While historically SJW Corp. has paid dividends equal to approximately 50% to 60% of its net income, SJW Corp. cannot guarantee that trend will continue in the future.
Cash Flow from Operations
In 2011, SJW Corp. generated cash flow from operations of approximately $64,200, compared to $37,200 in 2010 and $54,500 in 2009. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, impairment on real estate investments and changes in working capital. Cash flow from operations increased in 2011 by approximately $27,000. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains and losses from asset activity increased $23,000, (2) net collection of taxes receivable was $7,400 more than the prior year, (3) net payments for postretirement benefits drove an increase of $2,500, (4) other current asset representing the MCRAM unbilled revenue drove a decrease of 5,700 and (5) general working capital changes caused a $200 decrease. The decrease in 2010 of cash flow from operations of approximately $17,300 was affected by a combination of the following factors: (1) net income adjusted for non-cash items and gains and losses from asset activity decreased $1,700, (2) general working capital changes caused a $4,400 increase, (3) an increase in rates which resulted in a higher accounts receivable balance drove a decrease in working capital of $3,900, (4) taxes paid were $10,500 greater than the prior year and (5) net payments for postretirement benefits drove a decrease of $5,600.
Cash Flow from Investing Activities
In 2011, SJW Corp. used approximately $62,400 of cash for Company funded capital expenditures, $7,300 for developer funded capital expenditures, and $4,000 for acquisitions which primarily related to the accelerated closing of our asset acquisition from Bexar Metropolitan Water District and rights to provide water service. In 2010, SJW Corp. used approximately $95,500 of cash for Company funded capital expenditures, $4,400 for developer funded capital expenditures, $4,500 for real estate investments which relate to the leasehold improvement additions for the office building located in Knoxville, Tennessee, and $3,500 for acquisitions. These uses were offset by proceeds of $33,900 related to the sale of California Water Service Group stock. In 2009, SJW Corp. used approximately $55,800 of cash for Company funded capital expenditures, $1,500 for developer funded capital expenditures and $6,400 for acquisitions, of which $5,000 was paid for the acquisition of the Bulverde service area and rights to provide water service and $1,400 was paid for the acquisition of certain assets from Bexar Metropolitan Water District.
Water Utility Services budgeted capital expenditures for 2012, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2012
Water treatment	$4,668	4%
Source of supply	6,051	6%
Reservoirs and tanks	13,182	13%
Pump stations and equipment	6,875	7%
Equipment and other	10,563	10%
Recycled water	5,118	5%
Distribution system	58,887	55%
	$105,344	100%

The 2012 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $58,887 is approximately $30,817 that is planned to be spent to replace Water Utility Services’ pipes and mains. Historically, amounts have been carried over from previous years’ budgets. Approximately $8,929 has been carried over from prior years’ budgets and is included in the table above. In addition, $11,506 is included in the table above related to reinvestment in utility plant associated with CPUC Resolution L-411A.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $579,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and TCEQ approval. In addition, San Jose Water Company requested the CPUC's approval of upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. The total planned project cost is $73,500 over the next four years. A decision on the application is expected in the second half of 2012. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2011 decreased by approximately $1,400 from the same period in the prior year. As the Company has increased its capital expenditures, funding for these has been made possible, in part, from additional long-term borrowings which are used to pay down borrowings from the line of credit. Long-term borrowings during the year ended December 31, 2011, consists of $50,000 in SJW Corp. unsecured senior notes. During the prior year, San Jose Water Company issued $50,000 in California Pollution Control Financing Authority Revenue Bonds. SJW Corp.’s cash management policy is to issue long-term debt to pay down borrowings on the lines of credit. As such, when long-term borrowings are high, borrowings on the line of credit tend to be low and when long-term borrowings are low, borrowings on the line of credit tend to be high.
SJW Corp., SJW Land Company and San Jose Water Company have lines of credit totaling $85,000, of which $3,000 has been set aside as security for its SDWSRF loans as of December 31, 2011. Our drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Corp. expects to periodically draw down on the lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital—Water Utility Services” below.
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
On June 30, 2011, SJW Corp. entered into a note agreement with the Prudential Insurance Company of America (the “Purchaser”), pursuant to which the Company sold on the same date an aggregate principal amount of $50,000 of its 4.35% senior notes to the Purchaser. The senior notes are unsecured obligations of the Company, due on June 30, 2021. Interest is payable semi-annually in arrears on December 30th and June 30th of each year. SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2011, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $200,000 of unsecured senior notes as of December 31, 2011. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2011, San

Jose Water Company’s funded debt was 53% of total capitalization and the net income available for interest charges was 328% of interest charges. As of December 31, 2011, San Jose Water Company is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2011. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2011, San Jose Water Company was in compliance with all such covenants.
San Jose Water Company has received two loans in the aggregate principal amount of $3,076 from the California Department of Water Resources’ Safe Drinking Water State Revolving Fund (“SDWSRF”) for the retrofit of San Jose Water Company’s water treatment plants. Terms of these loans require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39% and 2.60%. The outstanding balance as of December 31, 2011 is $2,464.
SJWTX, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000 of senior notes as of December 31, 2011. The senior note agreement has terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2011, SJWTX, Inc. is in compliance with all terms and conditions. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2011, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
Real Estate Services
As of December 31, 2011, SJW Land Company’s outstanding balance of mortgages related to acquiring properties in various states totaled $23,974. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties. The average borrowing rate of SJW Land Company mortgages is 5.79%.
As of December 31, 2011, SJW Land Company also had an outstanding mortgage loan in the amount of $3,248 borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage loan was refinanced in March 2011. The new loan required a cash call from the partnership of approximately $500, of which SJW Land Company contributed 70%, or approximately $350. Monthly payments are being made in accordance with a 20-year amortization schedule at a fixed interest rate of 5.68%, with a balloon payment required in 2021. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company.
SJW Corp. and its Subsidiaries
SJW Corp. and its subsidiaries consolidated long-term debt was 57% of total capitalization as of December 31, 2011. Management believes that SJW Corp. is capable of obtaining future long-term capital to fund regulated and nonregulated growth opportunities and capital expenditure requirements.
As of December 31, 2011, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $85,000, of which $10,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside as security for its SDWSRF loans. At December 31, 2011, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $82,000. These lines of credit bear interest at variable rates. They will expire on June 1, 2012. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 1.64% for 2011. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2011, SJW Corp’s funded debt was 57% of total capitalization and the net income available for interest charges was 280% of interest charges. As such, as of December 31, 2011, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2011, San Jose Water Company was in compliance with all covenants.
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
SJW Corp.’s contractual obligation and commitments as of December 31, 2011 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$215,000	—	—	—	215,000
SJW Land Company mortgages	23,974	607	8,362	3,645	11,360
Advances for construction, San Jose Water Company	67,333	2,245	4,487	4,487	56,114
SDWSRF loan, San Jose Water Company	2,464	136	283	297	1,748
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	3,248	95	206	231	2,716
California Pollution Control Financing Authority Revenue Bonds, San Jose Water Company	50,000	—	—	—	50,000
Senior note, SJW Corp.	50,000	—	—	—	50,000
Total contractual cash obligation	$412,019	3,083	13,338	8,660	386,938
Total interest on contractual obligations	$367,540	21,215	41,597	41,213	263,515

In addition to the obligations listed above, San Jose Water Company issued two standby letters of credit with a commercial bank in the amounts of $2,000 and $1,000 in support of its $1,546 and $918 SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December and the amount of coverage can be reduced as the loan principal balance decreases.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2011, 2010 and 2009, San Jose Water Company purchased from SCVWD 21,900 million gallons ($43,500), 21,200 million gallons ($40,300) and 22,100 million gallons ($42,100), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase from SCVWD a minimum of 90% of the delivery schedule, or 20,700 million gallons ($42,500) of water at the current contract water rate of $2,053 per million gallons in the year ending December 31, 2012. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available. The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends annually on June 30. The contract water rate for SCVWD’s fiscal years 2012, 2011 and 2010 was $2,053, $1,903 and $1,903 per million gallons, respectively.
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
San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2011, San Jose Water Company contributed $7,469 and $567 to the pension plan and other post retirement benefit plan, respectively. In 2012, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,300 to the pension plan and other post retirement benefit plan. The amount of required contributions for years thereafter is not actuarially determinable.
San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement contracts, an Executive Supplemental Retirement Plan and a Special Deferral Election Plan. Under these benefit plans, San Jose Water Company is committed to pay approximately $390 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.

CLWSC purchases water from GBRA under terms of agreements expiring in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,700 acre-feet per year of water supply from GBRA. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60 day written notice on the proposed adjustment.
444 West Santa Clara Street, L.P.
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm, which is partially owned by the Chairman of the Board of SJW Corp., owns the remaining 30% limited partnership interest. A commercial building was constructed on the property of 444 West Santa Clara Street, L.P. and is leased to an international real estate firm. The lease expires in August 2019. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810.
Impact of Recent Accounting Pronouncements
In May 2011, the FASB amended its guidance, to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for our interim reporting period ending March 31, 2012. Early application is not permitted. We do not expect the amendment to have a material impact on the Company's financial position, results of operations or cash flows.
In December 2011, the FASB issued Accounting Standards Update 2011-12 that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timeline for its reconsideration. The Company is currently in compliance with existing requirements, therefore, deferral of the new guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. SJW Corp. also owns 385,120 shares of common stock of California Water Service Group as of December 31, 2011, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. We also have audited SJW Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of SJW Corp. is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
/s/ KPMG LLP
Santa Clara, California
February 29, 2012

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Utility plant:
Land	$8,852	8,579
Depreciable plant and equipment	1,070,016	1,004,689
Construction in progress	18,527	10,103
Intangible assets	14,732	13,538
	1,112,127	1,036,909
Less accumulated depreciation and amortization	355,914	322,102
	756,213	714,807
Real estate investment	89,099	88,943
Less accumulated depreciation and amortization	10,557	8,854
	78,542	80,089
Current assets:
Cash and cash equivalents	26,734	1,730
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $225 in 2011 and $235 in 2010	12,541	12,491
Income tax	5,248	7,634
Other	746	993
Accrued unbilled utility revenue	15,318	12,717
Materials and supplies	991	989
Prepaid expenses	1,598	1,473
Other current asset	5,739	—
	68,915	38,027
Other assets:
Investment in California Water Service Group	7,032	7,177
Unamortized debt issuance, broker and reacquisition costs	4,865	4,308
Regulatory assets, net	119,248	87,721
Other	3,995	3,233
	135,140	102,439
	$1,038,810	935,362
See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2011	2010
Capitalization and Liabilities
Capitalization:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,592,827 shares in 2011 and 18,551,540 shares in 2010	$9,684	9,662
Additional paid-in capital	24,552	23,443
Retained earnings	227,494	219,568
Accumulated other comprehensive income	2,274	2,359
Total shareholders’ equity	264,004	255,032
Long-term debt, less current portion	343,848	295,704
	607,852	550,736
Current liabilities:
Line of credit	—	4,000
Current portion of long-term debt	838	1,133
Accrued groundwater extraction charges and purchased water	5,789	4,359
Purchased power	423	495
Accounts payable	7,417	5,487
Accrued interest	5,376	5,244
Accrued property taxes and other non-income taxes	1,298	1,288
Accrued payroll	2,744	2,720
Other current liabilities	4,403	4,429
	28,288	29,155
Deferred income taxes	133,541	106,406
Unamortized investment tax credits	1,495	1,555
Advances for construction	67,333	68,352
Contributions in aid of construction	123,335	121,803
Deferred revenue	1,070	1,100
Postretirement benefit plans	68,855	50,213
Other noncurrent liabilities	7,041	6,042
Commitments and contingencies	—	—
	$1,038,810	935,362
See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2011	2010	2009
Operating revenue	$238,955	215,638	216,097
Operating expense:
Production Costs:
Purchased water	54,317	43,557	45,317
Power	5,394	6,429	6,582
Groundwater extraction charges	20,997	26,614	31,635
Other production costs	11,345	10,702	10,074
Total production costs	92,053	87,302	93,608
Administrative and general	39,136	38,184	35,445
Maintenance	13,261	12,242	13,172
Property taxes and other non-income taxes	8,921	7,907	8,549
Depreciation and amortization	31,193	28,331	25,643
Impairment on real estate investment	—	3,597	—
Total operating expense	184,564	177,563	176,417
Operating income	54,391	38,075	39,680
Other (expense) income:
Interest on long-term debt	(17,799)	(15,676)	(13,996)
Mortgage and other interest expense	(1,876)	(2,007)	(1,974)
Loss on sale of utility property	(23)	—	—
Gain on sale of California Water Service Group stock	—	18,966	—
Dividend income	238	1,185	1,298
Other, net	513	603	443
Income before income taxes	35,444	41,146	25,451
Provision for income taxes	14,566	16,740	10,280
Net income	$20,878	24,406	15,171
Other comprehensive loss:
Unrealized loss on investment, net of taxes of $59 in 2011, $30 in 2010 and $4,334 in 2009	(85)	(44)	(6,236)
Reclassification adjustment for gain realized on investment, net of tax of $7,494 in 2010	—	(10,784)	—
Comprehensive income	$20,793	13,578	8,935
Earnings per share
—Basic	$1.12	1.32	0.82
—Diluted	$1.11	1.30	0.81
Weighted average shares outstanding
—Basic	18,581,762	18,531,458	18,486,536
—Diluted	18,794,066	18,742,315	18,680,458
See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2008	18,452,447	9,611	20,548	204,744	19,423	254,326
Net income	—	—	—	15,171	—	15,171
Unrealized loss on investment, net of tax effect of $4,334	—	—	—	—	(6,236)	(6,236)
Share-based compensation	—	—	897	(122)	—	775
Exercise of stock options and similar instruments	22,481	11	102	—	—	113
Employee stock purchase plan	24,674	13	499	—	—	512
Adjustment to equity interest in CLWSC	—	—	—	297	—	297
Dividends paid ($0.66 per share)	—	—	—	(12,202)	—	(12,202)
Balances, December 31, 2009	18,499,602	9,635	22,046	207,888	13,187	252,756
Net income	—	—	—	24,406	—	24,406
Unrealized loss on investment, net of tax effect of $30	—	—	—	—	(44)	(44)
Reclassification adjustment for gain realized on investment, net of tax effect of $7,494	—	—	—	—	(10,784)	(10,784)
Share-based compensation	—	—	812	(123)	—	689
Exercise of stock options and similar instruments	26,078	14	86	—	—	100
Employee stock purchase plan	25,860	13	499	—	—	512
Dividends paid ($0.68 per share)	—	—	—	(12,603)	—	(12,603)
Balances, December 31, 2010	18,551,540	9,662	23,443	219,568	2,359	255,032
Net income	—	—	—	20,878	—	20,878
Unrealized loss on investment, net of tax effect of $59	—	—	—	—	(85)	(85)
Share-based compensation	—	—	651	(129)	—	522
Exercise of stock options and similar instruments	13,896	7	(91)	—	—	(84)
Employee stock purchase plan	25,712	14	511	—	—	525
Dividend reinvestment and stock purchase plan	1,679	1	38	—	—	39
Dividends paid ($0.69 per share)	—	—	—	(12,823)	—	(12,823)
Balances, December 31, 2011	18,592,827	9,684	24,552	227,494	2,274	264,004

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2011	2010	2009
Operating activities:
Net income	$20,878	24,406	15,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,709	29,756	27,017
Deferred income taxes	16,458	8,077	6,305
Share-based compensation	651	812	897
Gain on sale of California Water Service Group stock	—	(18,966)	—
Impairment of real estate investment	—	3,597	—
Loss on sale of utility property	23	—	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(2,470)	(2,197)	1,670
Accounts payable, purchased power and other current liabilities	(133)	887	(464)
Accrued groundwater extraction charges and purchased water	1,430	(137)	(761)
Tax receivable and accrued taxes	(1,102)	(8,528)	2,011
Accrued interest	132	265	413
Accrued payroll	49	316	(962)
Prepaid expenses and materials and supplies	(127)	128	(365)
Postretirement benefits	(37)	(2,566)	3,034
Other current asset	(5,740)	—	—
Other noncurrent assets and noncurrent liabilities	1,855	1,166	398
Other changes, net	(372)	151	182
Net cash provided by operating activities	64,204	37,167	54,546
Investing activities:
Additions to utility plant:
Company-funded	(62,439)	(95,536)	(55,803)
Contributions in aid of construction	(7,311)	(4,364)	(1,457)
Additions to real estate investment	(156)	(4,540)	—
Cost to retire utility plant, net of salvage	(1,816)	(757)	(459)
Payments for business/asset acquisition and water rights	(4,040)	(3,504)	(6,436)
Proceeds from sale of California Water Service Group stock	—	33,938	—
Proceeds from sale of utility property	43	—	—
Net cash used in investing activities	(75,719)	(74,763)	(64,155)
Financing activities:
Borrowings from line of credit	17,600	62,300	14,100
Repayments of line of credit	(21,600)	(64,100)	(26,700)
Long-term borrowings	50,000	50,000	30,000
Repayments of long-term borrowings	(1,094)	(790)	(749)
Debt issuance costs	(87)	(856)	—
Dividends paid	(12,823)	(12,603)	(12,202)
Exercise of stock options and similar instruments	564	692	551
Tax benefits realized from share options exercised	7	41	74
Receipts of advances and contributions in aid of construction	6,149	5,428	4,846
Refunds of advances for construction	(2,197)	(2,202)	(2,301)
Net cash provided by financing activities	36,519	37,910	7,619
Net change in cash and cash equivalents	25,004	314	(1,990)
Cash and cash equivalents, beginning of year	1,730	1,416	3,406
Cash and cash equivalents, end of year	$26,734	1,730	1,416
Cash paid (received) during the year for:
Interest	$20,307	18,070	15,609
Income taxes	$(2,930)	15,326	2,255
Supplemental disclosure of non-cash activities:
(Decrease) increase in accrued payables	$1,971	(1,389)	1,142
Utility property installed by developers	$567	341	1,457
Obligations (relieved) incurred related to acquisition of certain water service assets	$(726)	—	1,389
See Accompanying Notes to Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except share data)

Note 1.	Summary of Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of SJW Corp., its wholly owned subsidiaries, and two entities in which SJW Corp. is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
SJW Corp.’s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to the greater metropolitan San Jose area. San Jose Water Company’s accounting policies comply with the applicable uniform system of accounts prescribed by the CPUC and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 93% of San Jose Water Company’s revenues are derived from the sale of water to residential and business customers.
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company. On May 31, 2006, CLWSC purchased substantially all the assets of Canyon Lake Water Supply Corporation. CLWSC is a public utility in the business of providing water service to approximately 10,000 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary, and as a result, it has been consolidated with SJWTX, Inc.
SJW Land Company owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of California, Florida, Connecticut, Arizona, Texas and Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P., which is accounted for under ASC Topic 810 (see Note 9).
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.
Reclassifications
The Company reclassified $10,702 and $10,074 of costs incurred to support the delivery of water from other operating expense to production costs and $8,050 and $7,787 from other operating expense to administrative and general related to customer service costs for the years ended December 31, 2010 and 2009, respectively. In addition, the Company reclassified income taxes out of operating expense and changed the presentation of other (expense) income items from a net to gross basis. These reclassifications were made to conform to the current year presentation and impacted total production costs, total operating expense and operating income. The Company believes these reclassifications provide investors with better operating information and are in line with current practices of other water companies and CPUC guidance.
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
Utility Plant
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2011, 2010 and 2009 was $699, $555 and $300, respectively. Construction in progress was $18,527 and $10,103 at December 31, 2011 and 2010, respectively.

The major components of depreciable plant and equipment as of December 31, 2011 and 2010 are as follows:

	2011	2010
Equipment	$202,181	192,202
Transmission and distribution	811,332	758,353
Office buildings and other structures	56,503	54,134
Total depreciable plant and equipment	$1,070,016	1,004,689

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2011, 2010 and 2009, depreciation expense was approximately 3.5%, 3.5% and 3.4%, respectively, of the beginning of the year balance of depreciable plant for all years. A portion of depreciation expense is allocated to administrative and general expense. For the years 2011, 2010 and 2009, the amounts allocated to administrative and general expense were $1,516, $1,425 and $1,374, respectively. Depreciation expense for utility plant for the years ended December 31, 2011, 2010 and 2009 was $29,141 $26,331 and $23,655, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Utility Plant Intangible Assets
All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years (see Note 6).
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Income and Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790. There is no depreciation associated with nonutility property as it is all land. The major components of real estate investments as of December 31, 2011 and 2010 are as follows:

	2011	2010
Land	$21,312	21,312
Buildings and improvements	67,487	67,281
Intangibles	300	350
Total real estate investment	$89,099	88,943

Depreciation on real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 39 years.

Land, buildings and improvements of $87,704 and $87,559 as of December 31, 2011 and 2010, respectively, represent assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2011:

Year ending December 31:	Rental Revenue
2012	$4,541
2013	4,564
2014	4,588
2015	4,664
2016	4,780
Thereafter	27,688

Impairment of Long-Lived Assets
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Corp. are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. See Note 14 for a discussion of a recorded impairment as of December 31, 2010.
Financial Instruments
The carrying amount of SJW Corp.’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of the dates presented because of the short-term maturity of the instruments. The fair value of long-term debt is discussed in Note 4, pension plan assets in Note 10, investment in California Water Service Group in Note 13 and fair value measurement related to certain long-lived assets in Note 14.
Other Current Asset
Other current asset represents the remaining amount to be billed to customers in the next twelve months associated with the Mandatory Conservation Revenue Adjustment Memorandum account. San Jose Water Company filed an advice letter on June 2, 2010, with the CPUC requesting authorization to increase revenues by $5,740, or approximately 2.61%, of authorized revenue at the time of the filing. This increase was intended to recover the accumulated balance in the MCRAM, which was in effect from August 3, 2009 to May 1, 2010. The CPUC-authorized MCRAM was intended to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the SCVWD. As directed by the CPUC’s Division of Water and Audits, the MCRAM would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. Resolution W-4885 authorizing the recovery was adopted by the Commission on December 15, 2011. The surcharge to begin recovering the balance was subsequently implemented on December 27, 2011. All revenue was recognized immediately upon final approval by the CPUC.
Investment in California Water Service Group
SJW Corp.’s investment in California Water Service Group is accounted for under FASB ASC Topic 320—“Investments—Debt and Equity Securities,” as an available-for-sale marketable security. The investment is recorded on the Consolidated Balance Sheet at its quoted market price with the change in unrealized gain or loss reported, net of tax, as a component of other comprehensive income (loss) (see Note 13).
Other Assets
Debt reacquisition costs are amortized over the term of the related debt. Debt issuance costs are amortized to interest expense in the Consolidated Statements of Income and Comprehensive Income.
Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company expects to recover the income tax temporary differences over average plant depreciation lives of 5 to 75 years.
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
Regulatory assets and liabilities are comprised of the following as of December 31:

	2011	2010
Regulatory assets:
Income tax temporary differences	$9,295	9,705
Postretirement pensions and other medical benefits	105,988	74,096
Other	4,676	4,631
Total regulatory assets	$119,959	88,432
Regulatory liabilities:
Future tax benefits to ratepayers	$711	711
Net regulatory assets included in Consolidated Balance Sheets	$119,248	87,721

Regulatory Rate Filings
On January 3, 2012, San Jose Water Company filed a General Rate Case application requesting rate increases of $47,400, or 21.51% in 2013, $13,000, or 4.87% in 2014 and $34,800, or 12.59% in 2015. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $2,600 in the balancing account, (2) disbursement of the over-collected balance of $700 accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. A final decision in this proceeding is likely to occur in the second half of 2012 with new rates becoming effective at the beginning of 2013. If a decision is not reached by the end of 2012, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2013, until a decision is adopted.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. CLWSC is also requesting the TCEQ for a rate base determination. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. An evidentiary hearing on these matters has been scheduled for March 2012, and a TCEQ decision is expected sometime in the second quarter of 2012. Until final approval by the TCEQ, the 38% rate increase in October 2010 is subject to adjustment and refund.

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

Estimated Refunds
2012	$2,245
2013	2,243
2014	2,244
2015	2,243
2016	2,244
Thereafter	56,114

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
Asset Retirement Obligation
SJW Corp.’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells and other anticipated clean-up costs, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2011 and 2010, the asset retirement obligation is as follows:

	2011	2010
Retirement obligation	$4,296	4,253
Discount rate	6%	6%
Present value, recorded as a liability	1,481	1,430
Deferred tax	1,019	984
Regulatory asset	$2,500	2,414

Revenue
SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with ASC Topic 605.
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
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2011, 2010 and 2009, the surcharge was $3,272, $3,046 and $3,303 respectively.
Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Nonregulated operating revenue in 2011, 2010 and 2009 includes $4,935,

$4,646 and $4,563, respectively, from the operation of the City of Cupertino municipal water system. Revenue from SJW Land Company is recognized ratably over the term of the leases.
Balancing and Memorandum Accounts
For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Since the amounts in the balancing accounts must be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize balancing accounts in its revenue until the CPUC authorizes a change in customers’ rates related to any balancing account. As of December 31, 2011, the total balance in San Jose Water Company’s balancing accounts, including interest, was an under-collection of $3,686.
The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency and any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Rate recovery for these memorandum accounts are generally allowed in the next general rate cases. As of December 31, 2011, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was an over-collection of $255.
Share-Based Payment
SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions, to compute the fair value of options at the grant date, the fair value of options granted and as the basis for the share-based compensation for financial reporting purposes. In addition, SJW Corp. estimates forfeitures for share-based awards that are not expected to vest.
SJW Corp. utilizes the Monte Carlo valuation model, which requires the use of subjective assumptions, to compute the fair value of market performance-vesting restricted stock units.
The compensation cost charged to income is recognized on a straight-line basis over the requisite service period, which is the vesting period.
Maintenance Expense
Planned major maintenance projects are charged to expense as incurred. SJW Corp. does not accrue maintenance costs prior to periods in which they are incurred.
Earnings per Share
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plan. Anti-dilutive restricted common stock units and stock options of 4,243, 3,201 and 5,851 as of December 31, 2011, 2010 and 2009, respectively, were excluded from the dilutive earnings per share calculation.

Note 2.	Capitalization
SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2011 and 2010, 18,592,827 and 18,551,540, respectively, shares of common stock were issued and outstanding.
At December 31, 2011 and 2010, 176,407 shares of preferred stock of $25 par value per share were authorized and none were outstanding.

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
As of December 31, 2011, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $85,000. San Jose Water Company issued two standby letters of credit with a commercial bank in the amount of $3,000 in support of its SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it, and the amount of coverage can be reduced as the loan principal balance decreases. As of December 31, 2011, $3,000 under the San Jose Water Company line of credit is set aside as security for its SDWSRF loans. These lines of credit bear interest at variable rates and expire on June 1, 2012. As of December 31, 2011 and 2010, SJW Corp. has an outstanding balance on the lines of credit of $0 and $4,000, respectively. Cost of borrowing on the lines of credit averaged 1.64% and 1.98% as of December 31, 2011 and 2010, respectively.

Note 4.	Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Due Date	2011	2010
Senior notes, San Jose Water Company:
Series A 8.58%	2022	$20,000	20,000
Series B 7.37%	2024	30,000	30,000
Series C 9.45%	2020	10,000	10,000
Series D 7.15%	2026	15,000	15,000
Series E 6.81%	2028	15,000	15,000
Series F 7.20%	2031	20,000	20,000
Series G 5.93%	2033	20,000	20,000
Series H 5.71%	2037	20,000	20,000
Series I 5.93%	2037	20,000	20,000
Series J 6.54%	2024	10,000	10,000
Series K 6.75%	2039	20,000	20,000
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000
SJW Corp. Series A 4.35%	2021	50,000	—
Total senior notes		$265,000	215,000
Mortgage loans 5.61% - 6.09%	2013	7,973	8,252
	2016	3,407	3,495
	2017	12,594	12,802
Bexar Metropolitan Water District obligation 6.50% imputed interest, SJWTX, Inc.	2013	—	1,057
444 West Santa Clara Street, L.P. 5.68% (non-recourse to SJW Land Company)	2021	3,248	3,678
California Pollution Control Financing Authority Revenue Bonds 5.10%, San Jose Water Company	2040	50,000	50,000
SDWSRF loans 2.39% and 2.60%, San Jose Water Company	2027	2,464	2,553
Total debt		$344,686	296,837
Less: Current portion		838	1,133
Total long-term debt, less current portion		$343,848	295,704

Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, all of the companies’ debt has historically been placed privately.

The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2011, San Jose Water Company is not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2011, SJWTX, Inc. is in compliance with all terms and conditions. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2011, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
On June 30, 2011, SJW Corp. entered into a note agreement with the Prudential Insurance Company of America (the “Purchaser”), pursuant to which the Company sold on the same date an aggregate principal amount of $50,000 of its 4.35% senior notes to the Purchaser. The senior notes are unsecured obligations of the Company, due on June 30, 2021. Interest is payable semi-annually in arrears on December 30th and June 30th of each year. SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2011, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
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

	Amortization Schedule
Year	Total Payment	Interest	Principal
2012	1,992	1,385	607
2013	9,096	1,086	8,010
2014	1,229	877	352
2015	1,229	856	373
2016	4,034	762	3,272
Thereafter	11,470	110	11,360
In 2009, SJWTX, Inc. became obligated to purchase certain assets from Bexar Metropolitan Water District in a phased-purchase transaction. As a result of this obligation, SJWTX, Inc. recorded a liability totaling $1,472. The phased asset purchase originally required SJWTX, Inc. to complete the acquisition over a 4-year period and to make quarterly payments with an imputed borrowing rate of 6.5%. At the end of the 4-year period, SJWTX, Inc. was to file with the TCEQ for permission to purchase from Bexar Metropolitan Water District four public utility water distribution systems, including 12 well sites, one wastewater system, and associated real and personal property, all located in Comal County, Texas. Following the satisfaction of certain closing conditions, including obtaining TCEQ approval, SJWTX, Inc. was to purchase such additional assets and Bexar Metropolitan Water District’s remaining interest in the assets for approximately $1,243 plus an amount per retail potable water and wastewater customer connection then active in each of the four public utility water distribution systems. In May 2011, the purchase agreement was amended to provide for, among other things, an accelerated closing. In December 2011, the transaction closed and the obligation was settled for approximately $1,800.

444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $3,248 as of December 31, 2011. The mortgage loan was refinanced in March 2011. The new loan required a cash call from the partnership of approximately $500, of which SJW Land Company contributed 70%, or approximately $350. Monthly payments are being made in accordance with a 20-year amortization schedule at a fixed interest rate of 5.68%, with a balloon payment required in 2021. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan with 444 West Santa Clara Street, L.P. is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2012	276	181	95
2013	276	176	100
2014	276	170	106
2015	276	164	112
2016	276	157	119
Thereafter	3,311	595	2,716
San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2011. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2011, San Jose Water Company was in compliance with all such covenants.
San Jose Water Company has two loans from the SDWSRF at a rate of 2.39% and 2.60%. The outstanding loan balances as of December 31, 2011 is $2,464. San Jose Water Company issued standby letters of credit with a commercial bank in the amount of $3,000 in support of these loans. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balances decrease. An amortization schedule of the SDWSRF loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2012	196	60	136
2013	196	56	140
2014	196	53	143
2015	196	49	147
2016	196	46	150
Thereafter	1,983	235	1,748

The fair value of long-term debt as of December 31, 2011 and 2010 was approximately $433,873 and $344,105, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company.

Note 5.	Income Taxes
The components of income tax expense were:

	2011	2010	2009
Current:
Federal	$(4,894)	3,738	717
State	3,002	4,925	3,258
Deferred:
Federal	16,560	10,694	7,140
State	(102)	(2,617)	(835)
	$14,566	16,740	10,280

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $35,444, $41,146 and $25,451 in 2011, 2010 and 2009:

	2011	2010	2009
“Expected” federal income tax	$12,405	14,026	8,653
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	1,934	2,397	1,710
Dividend received deduction	(58)	(282)	(309)
Other items, net	285	599	226
	$14,566	16,740	10,280

The components of the net deferred tax liability as of December 31 was as follows:

	2011	2010
Deferred tax assets:
Advances and contributions	$14,954	15,311
Unamortized investment tax credit	805	837
Pensions and postretirement benefits	4,644	4,665
California franchise tax	1,429	774
Net operating loss	2,495	—
Other	1,181	1,053
Total deferred tax assets	$25,508	22,640
Deferred tax liabilities:
Utility plant	$96,349	79,532
Pension and postretirement benefits	43,199	30,200
Investment in stock	2,488	2,548
Deferred gain and other-property related	15,287	15,212
Debt reacquisition costs	595	644
Other	1,131	910
Total deferred tax liabilities	$159,049	129,046
Net deferred tax liabilities	$133,541	106,406

Management evaluates the realizability of our deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that SJW Corp. will realize the benefits of these deferred tax assets.
As of December 31, 2011, the Company has a federal net operating loss carry forward of $7,129, which will expire in fiscal year 2031.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,874 and $1,166 as of December 31, 2011 and 2010, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $61 and $615 as of December 31, 2011 and 2010, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2010	$1,254
Additions based on tax position related to the current year, including interest	997
Reductions related to tax positions taken in a prior year, including interest	(273)
Balance at December 31, 2011	$1,978

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $61 as of December 31, 2011. SJW Corp. has not accrued any penalties for unrecognized tax benefits.
SJW Corp. anticipates that its unrecognized tax benefits balance will change within the next 12 months following December 31, 2011 due to lapsing statutes of limitations. This change is not expected to be material to the consolidated financial statements. Through December 31, 2011, since the adoption of FASB ASC Topic 740—“Income Taxes”, a cumulative reduction of $1,247 was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.
The Company is currently undergoing an income tax examination by the Internal Revenue Service for its fiscal years 2008 and 2009. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's current position. Accordingly, the Company's provisions on federal tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.
SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2008 - 2010
California	2007 - 2010
Arizona	2007 - 2010
Connecticut	2008 - 2010
Florida	2008 - 2010
Tennessee	2008 - 2010
Texas	2007 - 2010

Note 6.	Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system and other intangibles of $7,932. Other intangibles consists of $6,533 which was paid for service area and water rights related to our subsidiaries in Texas, $1,040 incurred in conjunction with Santa Clara Valley Water District water contracts related to the operation of San Jose Water Company and $359 in other miscellaneous intangibles. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.

Amortization expense for the intangible assets was $340 for the year ended December 31, 2011, $335 for the year ended December 31, 2010 and $311 for the year ended December 31, 2009. Amortization expense for 2012, 2013, 2014, 2015 and 2016 is anticipated to be $340 per year.
The costs of intangible assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Concession fees	$6,800	6,800
Other intangibles	7,932	6,738
Intangible assets	14,732	13,538
Less: Accumulated amortization
Concession fees	3,876	3,604
Other intangibles	643	575
Net intangible assets	$10,213	9,359

Note 7.	Commitments
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2011, 2010 and 2009, San Jose Water Company purchased from SCVWD 21,900 million gallons ($43,500), 21,200 million gallons ($40,300) and 22,100 million gallons ($42,100), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase from SCVWD a minimum of 90% of the delivery schedule, or 20,700 million gallons ($42,500) of water at the current contract water rate of $2,053 per million gallons in the year ending December 31, 2012. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available.
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
CLWSC has long-term contracts with the GBRA. The terms of the agreements expire in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,700 acre-feet per year of water supply from Canyon Lake and other sources. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60 day written notice on the proposed adjustment.
As of December 31, 2011, San Jose Water Company had 347 employees, of whom 105 were executive, administrative or supervisory personnel, and of whom 242 were members of unions. On November 23, 2010, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2011 through December 31, 2013. The agreements include a 2% wage increase in 2011, 2% in 2012 and 3% in 2013 for union workers as well as increases in medical co-pays and dental deductibles.

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
In September 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land Company contributed real property in exchange for a 70% limited partnership interest. The real estate development firm is partially owned by an individual who also serves as the Chairman of the Board of SJW Corp. A commercial building was constructed on the partnership property and is leased to an unrelated international real estate firm under a long-term lease expiring in August 2019.
The consolidated financial statements of SJW Corp. at December 31, 2011 and 2010 include the operating results of 444

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
The Pension Plan is administered by a committee that is composed of an equal number of Company and union representatives (the “Committee”). The Committee has retained an investment consultant, presently Wells Fargo Advisors, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and manager due diligence. Investment decisions have been delegated by the Committee to investment managers. Investment guidelines provided in the Investment Policy Statement require that at least 25% of plan assets be invested in fixed income securities. As of December 31, 2011, the plan assets consist of approximately 42% bonds, 6% cash equivalents, and 52% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s as defined by the Investment Policy Statement. The investment manager performance is reviewed regularly by the investment consultant who provides quarterly reports to the Committee for review.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants of 12.37 years for actuarial expense calculation purposes. Market gains in 2010 and 2009 decreased pension expense by approximately $303 and $709 in 2011 and 2010, respectively.
Since the Pension Plan’s inception in 1984, the plan has achieved an 11.1% return on its investments while the applicable benchmark was 10.3% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the 2011 fiscal year, the investment managers, following the required investment guidelines, achieved a 0.4% return on their investments, while the applicable benchmark was 0.9% for the same period.
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
San Jose Water Company calculates the market-related value of our defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits” as a balance used to calculate the expected return on plan assets, using fair value. Fair value for San Jose Water Company is based on quoted prices in active markets for identical assets and significant observable inputs.
San Jose Water Company has an Executive Supplemental Retirement Plan, which is a defined benefit plan under which San Jose Water Company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $11,726 and $10,432 as of December 31, 2011 and 2010, respectively, and net periodic pension cost of $1,241, $1,209 and $808 for 2011, 2010 and 2009, respectively.
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
Medicare
In December 2003, federal legislation was passed reforming Medicare and introducing the Medicare Part D prescription drug program. San Jose Water Company determined that the new legislation has no impact on its postretirement benefit plan under ASC Topic 715. Because San Jose Water Company has a union contract with its employees whereby San Jose Water Company provides medical benefits at a fixed cost to its retirees, San Jose Water Company’s medical costs for postretirement benefits would not be affected by cost fluctuations resulting from the Medicare Part D prescription drug program.
Deferral Plan
San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by San Jose Water Company. San Jose Water Company contributions were $1,001, $962 and $974 in 2011, 2010 and 2009, respectively.
Special Deferral Election Plan and Deferral Election Program
SJW Corp. maintains a Special Deferral Election Plan allowing certain executives and a Deferral Election Program allowing certain directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and directors have to make an election on the distribution and payment method of the deferrals before services are rendered. San Jose Water Company records the investment return on the deferred funds as compensation expense once the deferrals are made. Executives and directors had deferred $2,306, $2,103 and $1,890 to the plan as of December 31, 2011, 2010 and 2009, respectively. San Jose Water Company recorded an investment return of $117, $98 and $76 as of December 31, 2011, 2010 and 2009, respectively, on the deferred funds as compensation expense.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits				Other Benefits
	2011	2010		2009	2011	2010	2009
	%	%		%	%	%	%
Discount rate	5.48	5.92/5.51	*	6.06	5.40	5.83	6.20
Expected return on plan assets	7.00	8.00/7.00	*	8.00	7.00	8.00	8.00
Rate of compensation increase	4.00	4.00		4.00	N/A	N/A	N/A
* San Jose Water Company updated its expected return on plan assets assumption in November 2010 to reflect the approved redistribution of investments held between equity and fixed income securities in the plan asset portfolio. As a result, San Jose Water Company remeasured the plan assets and benefit obligation as of that date and the discount rate applied was updated accordingly.

The expected rate of return on plan assets was determined based on a review of historical returns, both for this Pension Plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class. These expected future returns were then blended based on this Pension Plan's target asset allocation.
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	%	%	%	%
Discount rate	4.34	5.48	4.25	5.40
Rate of compensation increase	4.00	4.00	N/A	N/A

San Jose Water Company utilized each plan's projected benefit stream in conjunction with the Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$3,516	3,171	2,500	$273	229	213
Interest cost	5,313	5,231	4,548	467	433	403
Expected return on assets	(4,289)	(3,599)	(2,945)	(129)	(130)	(115)
Amortization of transition obligation	—	—	—	57	57	57
Amortization of prior service cost	450	470	449	197	197	197
Recognized actuarial loss	2,147	2,129	1,903	96	48	8
Net periodic benefit cost	$7,137	7,402	6,455	$961	834	763

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The actuarial present value of benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$102,783	87,145	$8,731	7,531
Service cost	3,516	3,171	273	229
Interest cost	5,313	5,231	467	433
Amendments	—	167	—	—
Actuarial loss	15,732	10,000	1,641	821
Benefits paid	(3,440)	(2,931)	(316)	(283)
Benefit obligation at end of year	$123,904	102,783	$10,796	8,731
Change in plan assets
Fair value of assets at beginning of year	$58,761	45,056	$1,993	1,597
Actual return on plan assets	(27)	5,610	(20)	135
Employer contributions	7,469	11,026	567	499
Benefits paid	(3,440)	(2,931)	(219)	(238)
Fair value of plan assets at end of year	62,763	58,761	2,321	1,993
Funded status at end of year	$(61,141)	(44,022)	$(8,475)	(6,738)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Current liabilities	$705	494	$56	53
Noncurrent liabilities	60,436	43,528	8,419	6,685
	$61,141	44,022	$8,475	6,738

Upon implementation of ASC Topic 715, San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans. The following table summarizes the change in regulatory assets:

	2011	2010
Funded status of obligation	$69,616	50,760
Accrued benefit cost	(6,827)	(6,864)
Amount to be recovered in future rates	62,789	43,896
Tax gross-up	43,199	30,200
Regulatory asset	$105,988	74,096

The estimated amortization for the year ended December 31, 2012 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$414	197
Amortization of loss	3,642	199
Total	$4,056	396

Plan Assets
Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Fair value of assets at end of year:
Debt securities	$26,271	21,333	$938	785
	42%	36%	40%	39%
Equity securities	32,653	24,985	921	828
	52%	43%	40%	42%
Cash and equivalents	3,839	12,443	462	380
	6%	21%	20%	19%
Total	$62,763	58,761	$2,321	1,993

The following tables summarize the fair values of plan assets by major categories as of December 31, 2011 and 2010:

			Fair Value Measurements at December 31, 2011
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$4,301	$4,301	$—	$—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000 Growth	3,716	3,716	—	—
U.S. Small Mid Cap Equity	Russell 2500	1,814	1,814	—	—
U.S. Small Cap Equity	Russell 2000	6,303	6,303
Emerging Market Equity	MSCI Emerging Markets Net	3,547	3,547
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,271	4,271	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	5,525	5,525	—	—
U.S. Mid Cap Equity	Russell Mid Cap	69	69
U.S. Small Mid Cap Equity	Russell 2500	617	617	—	—
U.S. Small Cap Equity	Russell 2000	143	143	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,356	4,356	—	—
REIT	Nareit—Equity REITS	3,213	—	3,213	—
Fixed Income (c)	(c)	27,209	—	27,209	—
Total		$65,084	$34,662	$30,422	$—
___________________________________
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

			Fair Value Measurements at December 31, 2010
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$12,823	$12,823	$—	$—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000 Growth	3,822	3,822	—	—
U.S. Small Mid Cap Equity	Russell 2500	1,850	1,850	—	—
U.S. Small Cap Equity	Russell 2000	5,961	5,961	—	—
Emerging Market Equity	MSCI Emerging Markets Net	62	62	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	101	101	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	5,597	5,597	—	—
U.S. Mid Cap Equity	Russell Mid Cap	63	63	—	—
U.S. Small Mid Cap Equity	Russell 2500	625	625	—	—
U.S. Small Cap Equity	Russell 2000	128	128	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,617	4,617	—	—
REIT	Nareit—Equity REITS	2,987	—	2,987	—
Fixed Income (c)	(c)	22,118	—	22,118	—
Total		$60,754	$35,649	$25,105	$—
___________________________________
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

In 2012, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,300 to the pension plan and other post retirement benefit plan.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2012	$4,075	$376
2013	4,332	411
2014	4,573	436
2015	4,853	469
2016	5,187	505
2017 – 2021	31,273	3,021

Note 11.	Equity Plans
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
A participant in the Plan generally may not receive Plan awards covering an aggregate of more than 600,000 shares of common stock in any calendar year. Additionally, awards granted under the Plan may be conditioned upon the attainment of specified Company performance goals. The types of awards included in the Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued to employees under the Employee Stock Purchase Plan (“ESPP”). SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. As of December 31, 2011, 2010 and 2009, 235,473, 213,207 and 178,759 shares have been issued pursuant to the Plan, and 363,700, 378,903 and 352,012 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2011, 2010 and 2009, respectively. The remaining shares available for issuance under the Plan are 1,200,827, 1,207,890 and 1,269,229 for the years ended 2011, 2010 and 2009, respectively. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2011	2010	2009
Compensation costs charged to income:
Stock options	$—	—	11
ESPP	92	90	90
Restricted stock and deferred restricted stock	559	722	796
Total compensation costs charged to income	$651	812	897
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	180	29
ESPP	525	512	512
Restricted stock and deferred restricted stock	—	—	10
DRSPP	39	—	—
Other	—	—	—
Total proceeds from the exercise of stock options and similar instruments	$564	692	551
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	41	3
Restricted stock and deferred restricted stock	7	—	71
Total excess tax benefits realized from share options exercised and stock issuance	$7	41	74

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

As of December 31, 2011, all outstanding options were fully vested. A summary of SJW Corp.’s stock option awards as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	85,526	$18.24	3.73	$721
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding as of December 31, 2011	85,526	$18.24	2.73	$518
Options exercisable at December 31, 2011	85,526	$18.24	2.73	$518

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $0, $133, and $13, respectively.
As of December 31, 2011, there are no unrecognized compensation costs related to stock options.
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
On January 25, 2011, market performance-vesting restricted stock units granted to a key executive of SJW Corp. on April 30, 2008 covering 7,000 shares of common stock of SJW Corp. were canceled because the market performance objective was not attained. However, since the requisite service over the three-year service period of the award was rendered, even though the market condition was not achieved, compensation cost recognized over the three-year requisite service period was not reversed.
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
On October 4, 2011, a total of 759 shares of common stock were distributed to a key employee of SJW Corp. There was no excess tax benefit realized from this stock issuance.
A summary of SJW Corp.'s restricted and deferred restricted stock awards as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Units	Weighted Average Grant- Date Fair Value
Outstanding as of January 1, 2011	268,266	$16.39
Issued	13,631	$23.70
Exercised	(22,255)	$24.64
Forfeited or expired	(11,725)	$16.59
Outstanding as of December 31, 2011	247,917	$16.04
Shares vested as of December 31, 2011	162,649	$16.09

A summary of the status of SJW Corp.’s nonvested restricted and deferred restricted stock awards as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Units	Weighted Grant- Date Fair Value
Nonvested as of January 1, 2011	105,479	$16.82
Granted	13,631	$23.70
Vested	(22,117)	$24.55
Forfeited	(11,725)	$16.59
Nonvested as of December 31, 2011	85,268	$15.95

As of December 31, 2011, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $717. This cost is expected to be recognized over a weighted-average period of 1.45 years.
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
As of December 31, 2011, 2010 and 2009, a cumulative of 50,888, 45,731 and 40,318 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2011, 2010 and 2009, $129, $123 and $122 related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.
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
Since its inception, there have been eleven purchase intervals. As of December 31, 2011, 2010 and 2009, a total of 25,712, 25,860 and 24,674 shares, respectively, have been issued under the ESPP. The ESPP has no look-back provisions. As of December 31, 2011, 2010 and 2009, cash received from employees towards the ESPP amounted to $548, $512 and $537, respectively.
After considering estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2011, 2010 and 2009, SJW Corp.’s recorded expenses were $96, $90 and $90 related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2012 for the ESPP is approximately $8. This cost is expected to be recognized during the first quarter of 2012.

Note 12.	Segment and Nonregulated Businesses Reporting
SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and its consolidated nonregulated variable interest entity, Acequia Water Supply Corporation, and (iv) Texas Water Alliance Limited, a nonregulated water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.’s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company and Texas Water Alliance, together referred to as “Water Utility Services”. The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate

Services.”
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

	For year ended December 31, 2011
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	229,411	4,935	4,609	—	229,411	9,544	238,955
Operating expense	175,812	3,481	3,240	2,031	175,812	8,752	184,564
Operating income (loss)	53,599	1,454	1,369	(2,031)	53,599	792	54,391
Net income (loss)	21,970	765	(407)	(1,450)	21,970	(1,092)	20,878
Depreciation and amortization	29,136	360	1,697	—	29,136	2,057	31,193
Senior note, mortgage and other interest expense	16,741	—	1,833	1,101	16,741	2,934	19,675
Income tax expense (benefit) in net income	15,387	571	(296)	(1,096)	15,387	(821)	14,566
Assets	917,580	11,668	80,097	29,465	917,580	121,230	1,038,810

	For year ended December 31, 2010
	Water Utility Services		Real Estate Services (2)	All Other (1)	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	207,432	4,646	3,560	—	207,432	8,206	215,638
Operating expense	164,976	3,139	6,858	2,590	164,976	12,587	177,563
Operating income (loss)	42,456	1,507	(3,298)	(2,590)	42,456	(4,381)	38,075
Net income (loss)	16,818	846	(3,166)	9,908	16,818	7,588	24,406
Depreciation and amortization	26,319	347	1,665	—	26,319	2,012	28,331
Senior note, mortgage and other interest expense	15,917	—	1,760	6	15,917	1,766	17,683
Income tax expense (benefit) in net income	11,496	600	(2,176)	6,820	11,496	5,244	16,740
Assets	844,364	9,849	81,361	(212)	844,364	90,998	935,362

	For year ended December 31, 2009
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	207,707	4,563	3,827	—	207,707	8,390	216,097
Operating expense	166,950	3,143	4,372	1,952	166,950	9,467	176,417
Operating income (loss)	40,757	1,420	(545)	(1,952)	40,757	(1,077)	39,680
Net income (loss)	15,973	841	(1,424)	(219)	15,973	(802)	15,171
Depreciation and amortization	23,622	344	1,677	—	23,622	2,021	25,643
Senior note, mortgage and other interest expense	14,118	—	1,826	26	14,118	1,852	15,970
Income tax expense (benefit) in net income	11,459	578	(1,139)	(618)	11,459	(1,179)	10,280
Assets	750,194	6,569	81,177	40,534	750,194	128,280	878,474
____________________
(1)    The “All Other” category is SJW Corp., on a stand-alone basis.
(2)    For the year ended December 31, 2010, an impairment on real estate investment of $3,597 is included in operating expense. Taxes of $1,466 is included in net income. No impairments occurred during the same period in 2011 and 2009.

Note 13.	Sale of California Water Service Group Stock
During the year ended December 31, 2010, SJW Corp. sold 907,392 shares of California Water Service Group for $33,938, before fees of $273. SJW Corp. recognized a gross gain on the sale of the stock of approximately $18,966, tax expense of approximately $7,776, for a net gain of $11,190. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $10,784 and was based on the fair value of the stock as of June 30, 2010 and September 30, 2010. No sales of California Water Service Group stock occurred during the same period in 2011.
SJW Corp. classifies its investment in California Water Service Group as available-for-sale. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income. As of December 31, 2011, SJW Corp. held 385,120 shares of California Water Service Group. The increase in shares from the prior year was due to a two-for-one stock split during the year of California Water Service Group's common stock. The following table summarizes the fair value of our investment in California Water Service Group as of December 31, 2011 and 2010:

	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in California Water Service Group	$7,032	$7,032	—	—
	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in California Water Service Group	$7,177	$7,177	—	—

Note 14.	Impairment of Tennessee Distribution Facility
On December 3, 2010, SJW Land Company granted an option to a third-party for the sale of one of its nonregulated real estate investments, a distribution facility located in Knoxville, Tennessee and approximately 30 acres of land on which the facility is located for $16,500. The Company determined that signing the option agreement represented a change in circumstances in the intended use of such facility and land and since the option price was below its current carrying value, impairment indicators existed. Accordingly, the Company performed a recoverability test of estimated future cash flows from the facility in accordance with ASC Topic 360. The Company determined that the carrying value was not recoverable through estimated future cash flows from the exercise of the option.
The Company measured the fair value using a combination of the income approach and the market approach. The market approach included the use of prices and other relevant information generated by market transactions involving identical or comparable assets. The income approach included the use of a discounted cash flow model, which required the use of unobservable inputs, including assumptions of projected revenue, expenses, and other costs, a terminal value as well as a discount rate of 9% based on a risk free borrowing rate, adjusted for risk. We also used the purchase option price as it represented a strong, observable market indicator of fair value defined in FASB ASC Topic 820—“Fair Value Measurements and Disclosures” as the price that would be received to sell an asset in an orderly transaction between market participants. The Company then applied a probability weighting on potential outcomes of the above three valuation methods, applying a weighting of 35% for the average result of the income and market approaches and 65% for the option price, to determine fair value. These measurements are classified as Level 3, as we used unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. As a result, SJW Land Company recognized a pre-tax impairment loss on the building and land in the fourth quarter of 2010 of approximately $3,597. On January 14, 2011, SJW Land Company was notified by the optionee that they were terminating the option agreement.
The following table presents the long-lived asset that was measured and recorded at fair value on a non-recurring basis during the year ended December 31, 2010, and the loss recorded during that same period. No impairments occurred during 2011 or 2009.

		Fair Value Measured and Recorded Using
	Net Carrying Value as of Dec. 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss for Year Ended Dec. 31, 2010
Assets:
Tennessee distribution facility	$15,181	—	—	$15,181	$3,597

Note 15.	Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2011 Quarter Ended
	March	June	September	December
Operating revenue	$43,696	59,007	73,914	62,338
Operating income	5,601	13,784	18,486	16,520
Net income	610	5,451	8,215	6,602
Comprehensive income	599	5,479	7,988	6,727
Earnings per share:
—Basic	0.03	0.29	0.44	0.36
—Diluted	0.03	0.29	0.44	0.35
Market price range of stock:
—High	26.40	24.24	24.80	24.93
—Low	22.48	21.99	21.16	21.10
Dividend per share	0.17	0.17	0.17	0.17

	2010 Quarter Ended
	March	June	September	December
Operating revenue	$40,411	54,128	70,347	50,752
Operating income	5,337	11,345	17,922	3,471
Net income	985	4,516	10,787	8,118
Comprehensive income	1,498	3,276	8,906	(102)
Earnings per share:
—Basic	0.05	0.24	0.58	0.45
—Diluted	0.05	0.24	0.58	0.43
Market price range of stock:
—High	26.12	28.23	26.20	27.88
—Low	21.76	22.78	22.57	23.88
Dividend per share	0.17	0.17	0.17	0.17

SJW CORP.
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2011, 2010 and 2009
(in thousands)

Description	2011	2010	2009
Allowance for doubtful accounts:
Balance, beginning of period	$235	285	279
Charged to expense	327	301	475
Accounts written off	(422)	(472)	(577)
Recoveries of accounts written off	85	121	108
Balance, end of period	$225	235	285
Reserve for litigation and claims:
Balance, beginning of period	$449	417	668
Charged to expense	121	538	429
Revision to accrual, due to settlements	(182)	(245)	(280)
Payments	(148)	(261)	(400)
Balance, end of period	$240	449	417

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
SJW Corp.’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Based on this assessment, management has concluded SJW Corp.’s internal control over financial reporting as of December 31, 2011 is effective.
KPMG LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31,

2011. Its report is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Corp.’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on April 25, 2012 (the “2012 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
Code of Ethics
SJW Corp. has adopted a code of ethics that applies to SJW Corp.’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the code of ethics is available, free of charge, at the Company’s website at http://www.sjwcorp.com. SJW Corp. intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.
Corporate Governance Guidelines and Board Committee Charters
The Corporate Governance Guidelines and the charters for the board committees—the Audit Committee, Executive Compensation Committee, Real Estate Committee, and Nominating & Governance Committee—are available at the Company’s website at http://www.sjwcorp.com. Shareholders may also request a free hard copy of the Corporate Governance Guidelines and the charters from the following address and phone number:
SJW Corp.
110 West Taylor Street
San Jose, CA 95110
Attn: Corporate Secretary
Phone: 800-250-5147

Item 11.	Executive Compensation
The information required by this item is contained in the 2012 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2012 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction, and Director Independence
The information required by this item is contained in the 2012 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the 2012 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
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

4.1	Indenture dated as of June 1, 2010 between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2010.

4.2	4.35% Senior Notes due June 30, 2021. SJW Corp. agrees to furnish a copy of such Senior Notes to the Commission upon request.

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

10.7
Third Modification to Promissory Note dated August 1, 2011 by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011.

10.8	Credit Agreement dated as of May 27, 2010 by and between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 28, 2010.

10.9
First Amendment to Credit Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated December 16, 2010 and First Modification to Promissory Note dated December 16, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2010.

10.10
Second Amendment to Credit Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated July 1, 2011 and Second Modification to Promissory Note dated July 1, 2011. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on July 7, 2011.

10.11
Third Modification to Promissory Note dated July 27, 2011 by and between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2011.

10.12
Loan Agreement dated as of June 1, 2010 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2010.

10.13
Bond Purchase agreement dated June 9, 2010 among Goldman, Sachs & Co., the Treasurer of the State of California and the California Pollution Control Financing Authority and approved by San Jose Water Company. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010.

10.14	Note Agreement between SJW Corp. and the Prudential Insurance Company of America, dated June 30, 2011. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on July 7, 2011.

10.15	Form of Letter Amendment to SJW Corp. Director Pension Plan. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2007. (2)

10.16
San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective October 28, 2009. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2009. (2)

10.17
Plan Amendment No. 1 to San Jose Water Company Executive Supplemental Retirement Plan as amended and restated effective October 28, 2009. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2010. (2)

10.18
Amended and Restated Exhibit A to SJW Corp. Executive Supplemental Retirement Plan effective January 26, 2011. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011. (2)

10.19
Plan Amendment to San Jose Water Company Executive Supplemental Retirement Plan effective January 1, 2011. Incorporated by reference as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2011. (2)

10.20	San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective January 1, 2012. (1) (2)

10.21	San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, dated July 29, 2009. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009. (2)

10.22
Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, effective as of January 1, 2011. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 1, 2010. (2)

10.23	San Jose Water Company Cash Balance Executive Supplemental Retirement Plan as amended and restated effective January 1, 2012. (1) (2)

10.24	SJW Corp. Long-Term Incentive Plan, as amended and restated January 30, 2008. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 1, 2008. (2)

10.25	Chief Executive Officer Employment Agreement amended and restated, effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008. (2)

10.26
First Amendment, effective as of January 1, 2010, to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2009. (2)

10.27
Second Amendment dated January 26, 2010 to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2009. (2)

10.28	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.29	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.30	SJW Corp. Executive Officer Short-Term Incentive Plan, effective as of April 30, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2008. (2)

10.31
SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2010 and amended effective October 26, 2010. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2010. (2)

10.32
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.14 to Form 10-K for the year ended December 31, 2008. (2)

10.33	San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2012. (1) (2)

10.34	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.35
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2007. (2)

10.36
SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated, effective as of July 29, 2009. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009. (2)

10.37	Form of Stock Option Dividend Equivalent Rights Agreement, effective as of January 1, 2008. Incorporated by reference as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008. (2)

10.38
Chief Operating Officer Stock Option Dividend Equivalent Rights Agreement, as amended and restated effective as of January 1, 2008. Incorporated by reference as Exhibit 10.19 to Form 10-K for the year ended December 31, 2008. (2)

10.39	Restricted Stock Unit Issuance Agreement, amended and restated, effective as of July 1, 2008. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2008. (2)

10.40	Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2008. (2)

10.41
Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2008. (2)

10.42
Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2008. (2)

10.43
Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.24 to Form 10-K for the year ended December 31, 2008. (2)

10.44
Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008. (2)

10.45
Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.26 to Form 10-K for the year ended December 31, 2008. (2)

10.46
Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.27 to Form 10-K for the year ended December 31, 2008. (2)

10.47	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.30 to Form 10-K for the year ended December 31, 2009. (2)

10.48	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.31 to Form 10-K for the year ended December 31, 2009. (2)

10.49	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. (1) (2)

10.50
Form of Restricted Stock Unit Issuance Agreement Award, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.28 to Form 10-K for the year ended December 31, 2008. (2)

10.51	Form of Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.29 to Form 10-K for the year ended December 31, 2008. (2)

10.52	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2009. (2)

10.53	Form of Restricted Stock Unit Issuance Agreement. (1) (2)
10.54	Performance Goals for the Chief Executive Officer 2009 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009. (2)

10.55	Performance Goals for the Chief Executive Officer 2010 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2009. (2)

10.56	Performance Goals for the Chief Executive Officer 2011 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2010. (2)

10.57	Performance Goals for the Chief Executive Officer 2012 Fiscal Year Bonus. (1) (2)

10.58	Form of Indemnification Agreement between SJW Corp. and officers. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2009. (2)

10.59	Form of Indemnification Agreement between SJW Corp. and Board members. Incorporated by reference as Exhibit 10.38 to Form 10-K for the year ended December 31, 2009. (2)

10.60	Form of Separation Agreement and Release by and between Angela Yip and San Jose Water Company. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 10, 2010. (2)

10.61
Form of Separation Agreement and Release dated September 30, 2010 by and between David A. Green and San Jose Water Company. Incorporated by reference as Exhibit 10.49 to Form 10-K for the year ended December 31, 2010. (2)

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

SJW CORP.

Date:	February 29, 2012	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER, Chairman, Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 29, 2012	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Member, Board of Directors (Principal executive officer)

Date:	February 29, 2012	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 29, 2012	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Controller (Principal accounting officer)

Date:	February 29, 2012	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	February 29, 2012	By	/s/ Mark L. Cali
MARK L. CALI, Member, Board of Directors

Date:	February 29, 2012	By	/s/ J. Philip DiNapoli
J. PHILIP DINAPOLI, Member, Board of Directors

Date:	February 29, 2012	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date:	February 29, 2012	By	/s/ Norman Y. Mineta
NORMAN Y. MINETA, Member, Board of Directors

Date:	February 29, 2012	By	/s/ Ronald B. Moskovitz
RONALD B. MOSKOVITZ, Member, Board of Directors

Date:	February 29, 2012	By	/s/ George E. Moss
GEORGE E. MOSS, Member, Board of Directors

Date:	February 29, 2012	By	/s/ Charles J. Toeniskoetter
CHARLES J. TOENISKOETTER, Member, Board of Directors

Date:	February 29, 2012	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors