Form 10-Q
period 2012-03-31
SJW CORP
filed 2012-05-04
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
As of April 20, 2012, there were 18,619,281 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2012	2011
OPERATING REVENUE	$51,149	43,696
OPERATING EXPENSE:
Production Costs:
Purchased water	13,577	7,416
Power	865	1,014
Groundwater extraction charges	2,946	4,508
Other production costs	2,756	2,592
Total production costs	20,144	15,530
Administrative and general	10,548	9,636
Maintenance	2,989	3,048
Property taxes and other non-income taxes	2,435	2,087
Depreciation and amortization	8,308	7,794
Total operating expense	44,424	38,095
OPERATING INCOME	6,725	5,601
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,680)	(4,256)
Mortgage and other interest expense	(395)	(475)
Dividend income	60	60
Other, net	198	113
Income before income taxes	1,908	1,043
Provision for income taxes	799	433
NET INCOME	1,109	610
Other comprehensive loss, net	(11)	(11)
COMPREHENSIVE INCOME	$1,098	599
EARNINGS PER SHARE
Basic	$0.06	0.03
Diluted	$0.06	0.03
DIVIDENDS PER SHARE	$0.18	0.17
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,611,752	18,570,140
Diluted	18,821,087	18,775,385
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	MARCH 31, 2012	DECEMBER 31, 2011
ASSETS
Utility plant:
Land	$8,893	8,852
Depreciable plant and equipment	1,085,972	1,070,016
Construction in progress	24,177	18,527
Intangible assets	15,549	14,732
	1,134,591	1,112,127
Less accumulated depreciation and amortization	364,526	355,914
	770,065	756,213
Real estate investments	89,099	89,099
Less accumulated depreciation and amortization	10,991	10,557
	78,108	78,542
CURRENT ASSETS:
Cash and cash equivalents	19,261	26,734
Accounts receivable:
Customers, net of allowances for uncollectible accounts	12,625	12,541
Income tax	5,173	5,248
Other	1,298	746
Accrued unbilled utility revenue	13,667	15,318
Materials and supplies	1,021	991
Prepaid expenses	1,304	1,598
Other current asset	5,021	5,739
	59,370	68,915
OTHER ASSETS:
Investment in California Water Service Group	7,013	7,032
Unamortized debt issuance, broker and reacquisition costs	4,778	4,865
Regulatory assets, net	119,248	119,248
Other	3,862	3,995
	134,901	135,140
	$1,042,444	1,038,810
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	MARCH 31, 2012	DECEMBER 31, 2011
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,619,232 shares on March 31, 2012 and 18,592,827 on December 31, 2011	$9,698	9,684
Additional paid-in capital	24,992	24,552
Retained earnings	225,264	227,494
Accumulated other comprehensive income	2,263	2,274
Total shareholders’ equity	262,217	264,004
Long-term debt, less current portion	343,617	343,848
	605,834	607,852
CURRENT LIABILITIES:
Current portion of long-term debt	828	838
Accrued groundwater extraction charges and purchased water	5,330	5,789
Purchased power	304	423
Accounts payable	10,798	7,417
Accrued interest	5,540	5,376
Accrued property taxes and other non-income taxes	2,108	1,298
Accrued payroll	2,924	2,744
Other current liabilities	4,138	4,403
	31,970	28,288
DEFERRED INCOME TAXES	133,820	133,541
UNAMORTIZED INVESTMENT TAX CREDITS	1,480	1,495
ADVANCES FOR CONSTRUCTION	66,057	67,333
CONTRIBUTIONS IN AID OF CONSTRUCTION	124,446	123,335
DEFERRED REVENUE	1,071	1,070
POSTRETIREMENT BENEFIT PLANS	70,337	68,855
OTHER NONCURRENT LIABILITIES	7,429	7,041
COMMITMENTS AND CONTINGENCIES	—	—
	$1,042,444	1,038,810
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$1,109	610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,691	8,176
Deferred income taxes	614	3,273
Share-based compensation	183	202
Loss on sale of utility property	—	23
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	1,015	3,208
Accounts payable, purchased power and other current liabilities	(401)	(927)
Accrued groundwater extraction charges and purchased water	(459)	(638)
Tax receivable and accrued taxes	404	(3,551)
Accrued interest	164	(347)
Accrued payroll	180	105
Other current asset	718	—
Postretirement benefits	1,482	1,035
Other changes, net	1,067	367
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,767	11,536
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(17,467)	(12,122)
Contributions in aid of construction	(864)	(723)
Additions to real estate investment	—	(19)
Payments for business/asset acquisition and water rights	(1,485)	(1,078)
Cost to retire utility plant, net of salvage	(38)	(883)
Proceeds from sale of utility property	—	43
NET CASH USED IN INVESTING ACTIVITIES	(19,854)	(14,782)
FINANCING ACTIVITIES:
Borrowings from line of credit	—	7,500
Repayments of long-term borrowings	(241)	(543)
Debt issuance costs	—	(87)
Dividends paid	(3,305)	(3,205)
Exercise of stock options and similar instruments	309	254
Tax benefits realized from share options exercised	—	8
Receipts of advances and contributions in aid of construction	1,280	370
Refunds of advances for construction	(429)	(427)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,386)	3,870
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,473)	624
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,734	1,730
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,261	2,354
Cash paid during the period for:
Interest	$5,143	5,186
Income taxes	—	850
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	3,387	5,625
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(in thousands, except share and per share data)

Note 1.	General
In the opinion of SJW Corp., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the results for the interim periods. These adjustments consist only of normal recurring adjustments.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Corp.’s 2011 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
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
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2012 and 2011, 665 and 239 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2012, the remaining shares available for issuance under the Incentive Plan were 1,180,375, and 365,863 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan. In addition, shares are issued to employees under the ESPP. SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2012
(in thousands, except share and per share data)

The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
Compensation costs charged to income:
ESPP	$49	45
Restricted stock and deferred restricted stock	134	157
Total compensation costs charged to income	$183	202
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	—
Restricted stock and deferred restricted stock	—	8
Total excess tax benefits realized from share options exercised and stock issuance	$—	8
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	—
DRSPP	31	—
ESPP	278	254
Total proceeds from the exercise of stock options and similar instruments	$309	254
Stock Options
No options were granted during the three months ended March 31, 2012 and 2011.
As of March 31, 2012, there were no unrecognized compensation costs related to stock options.
Restricted Stock and Deferred Restricted Stock
On January 3, 2012, restricted stock units covering an aggregate of 17,670 shares of common stock of SJW Corp. were granted to certain executives of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair value of $21.92 per unit over the service period beginning in 2012.
On January 24, 2012, 4,321 restricted stock units were granted to a key executive of SJW Corp. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense is being recognized at grant date fair value of $21.02 per unit over the service period beginning in 2012.
On January 24, 2012, market performance-vesting restricted stock units granted to a key executive of SJW Corp. on January 27, 2009 covering 7,000 shares of common stock of SJW Corp. were canceled because the market performance objective was not attained. However, since the requisite service over the three-year service period of the award was rendered, even though the market condition was not achieved, compensation cost over the three-year requisite service period was not reversed.
As of March 31, 2012, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,060. This cost is expected to be recognized over a remaining weighted-average period of 2.13 years.
Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three months ended March 31, 2012 and 2011, $34 and $32, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2012
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $17 and $15 for the three months ended March 31, 2012 and 2011, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2012 for the ESPP is approximately $34. This cost is expected to be recognized during the second and third quarters of 2012.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. For the three months ended March 31, 2012, 1,302 shares have been issued under the DRSPP.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Land	$21,312	21,312
Buildings and improvements	67,487	67,487
Intangibles	300	300
Subtotal	89,099	89,099
Less: accumulated depreciation and amortization	10,991	10,557
Total	$78,108	78,542
Depreciation and amortization is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 39 years.

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its employees. Employees hired before March 31, 2008 are entitled to receive benefits using a benefit formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011
Service cost	$1,157	947
Interest cost	1,450	1,445
Other cost	1,166	738
Expected return on assets	(1,148)	(1,105)
	$2,625	2,025

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2012
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements at March 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$4,203	$4,203	$—	$—
Actively Managed (a):
U.S. Small Cap Equity	Russell 2000	6,981	6,981	—	—
U.S. Large Cap Equity	Russell 1000 Growth	4,342	4,342	—	—
Emerging Market Equity	MSCI Emerging Markets Net	4,075	4,075	—	—
U.S. Small Mid Cap Equity	Russell 2500	2,054	2,054	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	5,205	5,205	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	6,195	6,195	—	—
U.S. Small Mid Cap Equity	Russell 2500	685	685	—	—
U.S. Small Cap Equity	Russell 2000	161	161	—	—
U.S. Mid Cap Equity	Russell Mid Cap	78	78	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,828	4,828	—	—
REIT	Nareit - Equity REITS	3,467	—	3,467	—
Fixed Income (c)	(c)	27,747	—	27,747	—
Total		$70,021	$38,807	$31,214	$—
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2012
(in thousands, except share and per share data)

		Fair Value Measurements at December 31, 2011
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$4,301	$4,301	$—	$—
Actively Managed (a):
U.S. Small Cap Equity	Russell 2000	6,303	6,303	—	—
U.S. Large Cap Equity	Russell 1000 Growth	3,716	3,716	—	—
Emerging Market Equity	MSCI Emerging Markets Net	3,547	3,547	—	—
U.S. Small Mid Cap Equity	Russell 2500	1,814	1,814	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,271	4,271	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	5,525	5,525	—	—
U.S. Small Mid Cap Equity	Russell 2500	617	617	—	—
U.S. Small Cap Equity	Russell 2000	143	143	—	—
U.S. Mid Cap Equity	Russell Mid Cap	69	69	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,356	4,356	—	—
REIT	Nareit - Equity REITS	3,213	—	3,213	—
Fixed Income (c)	(c)	27,209	—	27,209	—
Total		$65,084	$34,662	$30,422	$—
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

In 2012, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,500 to the pension plan and other postretirement benefit plan. For the three months ended March 31, 2012, $1,050 has been contributed to the pension plan and other postretirement benefit plan.

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
MARCH 31, 2012
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

	For Three Months Ended March 31, 2012
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$48,824	1,074	1,251	—	48,824	2,325	51,149
Operating expense	42,350	748	846	480	42,350	2,074	44,424
Operating income (loss)	6,474	326	405	(480)	6,474	251	6,725
Net income (loss)	1,454	160	(35)	(470)	1,454	(345)	1,109
Depreciation and amortization	7,786	91	431	—	7,786	522	8,308
Senior note, mortgage and other interest expense	4,137	—	394	544	4,137	938	5,075
Income tax expense (benefit) in net income	1,046	125	(24)	(348)	1,046	(247)	799
Assets	$942,540	12,301	79,238	8,365	942,540	99,904	1,042,444

	For Three Months Ended March 31, 2011
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$41,682	907	1,107	—	41,682	2,014	43,696
Operating expense	36,070	698	790	537	36,070	2,025	38,095
Operating income (loss)	5,612	209	317	(537)	5,612	(11)	5,601
Net income (loss)	860	99	(120)	(229)	860	(250)	610
Depreciation and amortization	7,288	87	419	—	7,288	506	7,794
Senior note, mortgage and other interest expense	4,266	—	465	—	4,266	465	4,731
Income tax expense (benefit) in net income	618	82	(84)	(183)	618	(185)	433
Assets	$855,877	10,564	81,462	(225)	855,877	91,801	947,678

*	The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 6.	Long-Term Liabilities
SJW Corp.’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

On March 1, 2012, SJW Corp., SJW Land Company and Wells Fargo Bank, National Association (“Wells Fargo”) entered into a credit agreement which provides for an unsecured revolving credit facility in an aggregate amount of $15,000. This credit agreement expanded and replaced SJW Corp.’s and SJW Land Company’s existing credit facility with Wells Fargo. In addition, San Jose Water Company and Wells Fargo entered into a credit agreement which provides for an unsecured revolving credit facility in an aggregate amount of $75,000. This credit agreement replaced San Jose Water Company’s existing credit facility with Wells Fargo. These lines of credit bear interest at variable rates, and will expire on September 1, 2014.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2012
(in thousands, except share and per share data)

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on the Company's condensed consolidated balance sheets as of March 31, 2012, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2012 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended March 31, 2012. The fair value of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.’s long-term debt was approximately $438,998 and $433,873 as of March 31, 2012 and December 31, 2011, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $344,445 and $344,686 as of March 31, 2012 and December 31, 2011, respectively. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.
The following table summarizes the fair value of the Company’s investment in California Water Service Group as required by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures,” as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,013	7,013	—	—

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,032	7,032	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
As of March 31, 2012 and December 31, 2011, the total balance in San Jose Water Company’s balancing accounts, including interest, was a net under-collection of $3,175 and $3,686, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to recover $2,599 of this balance, which represented balances accumulated through December 31, 2010, plus interest. As of March 31, 2012 and December 31, 2011, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was a net over-collection of $34 and $255, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to refund $653, which represented a portion of the net over-collection accumulated through September 30, 2011, including interest. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2012
(in thousands, except share and per share data)

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
(Dollar amounts in thousands, except where otherwise noted and per share amounts)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
San Jose Water Company has utility property including land held in fee, impounding reservoirs, diversion facilities, wells, distribution storage, and all water facilities, equipment, office buildings and other property necessary to supply its customers. Under Section 851 of the California Public Utilities Code, properties currently used and useful in providing utilities services cannot be disposed of unless CPUC approval is obtained.
San Jose Water Company also has approximately 700 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside area adjacent to San Jose Water Company’s various watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties as of March 31, 2012:

				% for Three Months Ended March 31, 2012 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	14%	11%
Warehouse building	Windsor, Connecticut	17	170,000	15%	12%
Warehouse building	Orlando, Florida	8	147,000	9%	7%
Retail building	El Paso, Texas	2	14,000	6%	2%
Warehouse building	Phoenix, Arizona	11	176,000	16%	12%
Warehouse building	Knoxville, Tennessee	30	361,500	N/A	6%
Commercial building	Knoxville, Tennessee	15	135,000	40%	50%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 10,000 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary, and as a result, it has been consolidated with SJWTX, Inc.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas.
In addition, as of March 31, 2012, SJW Corp. owns 385,120 shares of common stock of California Water Service Group, which represents approximately 1% of that company’s outstanding shares of common stock.

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
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the three months ended March 31, 2012 and 2011, the surcharge was $793 and $581, respectively.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized during the quarter ended March 31, 2012 or during the year ended December 31, 2011.
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
San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency and any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. Rate recovery for these memorandum accounts is generally allowed in the next general rate cases.
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
Overview
SJW Corp.’s consolidated net income for the three months ended March 31, 2012 was $1,109, an increase of $499 or approximately 82%, from $610 in the first quarter of 2011. The increase in net income was primarily due to an increase in usage and rates, offset by higher water production costs, administrative and general expenses and depreciation.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2012	2011
Water Utility Services	$49,898	42,589
Real Estate Services	1,251	1,107
	$51,149	43,696

The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2012 vs. 2011
	Increase/(decrease)
Water Utility Services:
Consumption changes	$4,682	11%
New customers increase	178	—%
Rate increases	2,449	6%
Real Estate Services	144	—%
	$7,453	17%

Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2012	2011
Water Utility Services	$43,098	36,768
Real Estate Services	846	790
All Other	480	537
	$44,424	38,095
The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2012 vs. 2011
	Increase/(decrease)
Water production costs:
Change in surface water supply	$1,002	3%
Change in usage and new customers	2,280	6%
Purchased water and groundwater extraction charge and energy price increase	1,332	3%
Total water production costs	4,614	12%
Administrative and general	912	3%
Maintenance	(59)	—%
Property taxes and other non-income taxes	348	1%
Depreciation and amortization	514	1%
	$6,329	17%
Sources of Water Supply
San Jose Water Company’s water supply consists of surface water from watershed run-off and diversion, reclaimed water, and imported water and groundwater from wells purchased from the Santa Clara Valley Water District (“SCVWD”) under the terms of a master contract with SCVWD expiring in 2051. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rate for purchased water and groundwater may be increased by the SCVWD at any time. When an increase occurs, San Jose Water Company will file an advice letter with the CPUC seeking authorization to increase revenues to offset the cost increase.
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

Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% Change
	2012	2011
Purchased water	6,750	3,911	2,839	37%
Groundwater	1,797	2,914	(1,117)	(14)%
Surface water	349	872	(523)	(7)%
Reclaimed water	52	18	34	—%
	8,948	7,715	1,233	16%
The changes in the source of supply mix were consistent with the changes in the water production costs.
Unaccounted-for water on a 12 month-to-date basis for March 31, 2012 and 2011 approximated 6.31% and 7.26%, respectively, as a percentage of total production. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.
Water production costs
For the three months ended March 31, 2012 compared to the same period in 2011, the increase in water production costs was primarily attributable to higher customer water usage and higher per unit costs for purchased water and groundwater extraction charges. Effective July 2011, SCVWD increased the unit price of water by approximately 9%. In addition, production costs increased due to a decrease in available low cost surface water supply.
Other Operating Expenses
Operating expenses, excluding water production costs, increased $1,715 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily attributable to an increase of $912 in administrative and general expenses primarily due to an increase in payroll and benefit expenses, $514 in depreciation expense due to increases in utility plant, $348 in property taxes and other non-income taxes due primarily to an increase in property taxes, partially offset by a $59 decrease in maintenance expenses.
Other (Expense) Income
For the three months ended March 31, 2012 compared to the same period in 2011, the change in other (expense) income was primarily due to interest expense on SJW Corp.’s senior note which was issued in June 2011.
Provision for Income Taxes
For the three months ended March 31, 2012 compared to the same period in 2011, income tax expense increased $366 as a result of higher pre-tax income. The effective consolidated income tax rates were 42% in each of the three-month periods ended March 31, 2012 and 2011. The Company is currently undergoing an income tax examination by the Internal Revenue Service for its fiscal years 2008 and 2009.
Other Comprehensive Loss
The change in other comprehensive loss for the three months ended March 31, 2012 compared to the same period in 2011 was due to the changes in market value of the Company’s investment in California Water Service Group.
Water Supply
On April 2, 2012, SCVWD’s 10 reservoirs were approximately 45% full with 75,760 acre-feet of water in storage. As reported by SCVWD, the rainfall from July 1, 2011 to April 2, 2012 was approximately 50% of the seasonal average to date. As of March 31, 2012, San Jose Water Company’s Lake Elsman contained 665 million gallons of which approximately 465 million gallons can be utilized. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 26.28 inches for the season commencing from July 1, 2011 through March 31, 2012, which is approximately 67% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2012.
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
On July 13, 2010, the SCVWD board of directors passed a resolution calling for a three-month, 10% mandatory water conservation through September 30, 2010. Subsequently, the SCVWD board of directors voted to end mandatory conservation, but continued to request a voluntary 10% conservation through June 30, 2011. Upon expiration, the request for voluntary conservation was not renewed by the SCVWD board of directors.
Regulation and Rates
Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and produce a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP treats surface water from the local watershed by direct media filtration and chlorine disinfection. Over the past 40 years, state and federal drinking water regulations have changed significantly in areas that the MWTP was not designed to address. The MWTP has aging infrastructure and many of its components are at the end of their useful lives, or they do not meet current structural and seismic requirements. The total planned project cost is $73,700 over five years, with the project commencing in late 2011. San Jose Water Company’s application requested revenue increases of $490, or 0.22% in 2011, $1,861, or 0.85% in 2012, $7,700, or 3.50% in 2013, $3,547, or 1.61% in 2014 and $843, or 0.38% in 2015 (all at the current authorized rate of return). A decision on the application is expected in the second half of 2012.
On May 2, 2011, San Jose Water Company filed Application No. 11-05-002 with the CPUC seeking authorization of an updated Cost of Capital (“COC”) for the period from January 1, 2012 through December 31, 2014. For 2012, San Jose Water Company is seeking CPUC approval of a return on equity of 11.50%, a long-term cost of debt of 6.68% and a rate of return of 9.14%. San Jose Water Company’s application was subsequently consolidated with the COC application of three other Class A water companies (California Water Service Company, California American Water and Golden State Water Company). A pre-hearing conference was held on June 14, 2011. A scoping memo was issued on September 13, 2011. This scoping memo set the scope and schedule of the proceeding. The CPUC’s Division of Ratepayer Advocates issued testimony on August 31, 2011 and San Jose Water Company issued rebuttal testimony on September 21, 2011. An all-party settlement agreement was announced by the CPUC on October 17, 2011 that would provide San Jose Water Company a return on equity of 9.99% and a rate of return of 8.38%. On November 28, 2011, the Administrative Law Judge in the proceeding issued a ruling requiring evidentiary hearings to provide additional development of the evidentiary record. These evidentiary hearings were held in January 2012. A CPUC decision on this application is expected during the second quarter of 2012.
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. This general rate case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $2,599 in the balancing account, (2) disbursement of the over-collected balance of $650 accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company's revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. A general rate case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC’s Division of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. A pre-hearing conference was held on February 13, 2012. A scoping memo was issued by the assigned commissioner on March 15, 2012. This scoping memo set the scope and schedule of the proceeding. A final decision in this proceeding is likely to occur in the second half of 2012 with new rates becoming effective at the beginning of 2013. If a decision is not reached by the end of 2012, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2013, until a decision is adopted.

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

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2012, SJW Corp. generated cash flow from operations of approximately $14,800, compared to $11,500 for the same period in 2011. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes and changes in working capital items. Cash flow from operations increased by approximately $3,300. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items decreased $1,700, (2) collections of previously billed and accrued receivables declined by $1,500, (3) payments of income taxes net of accruals were $4,000 less than the prior period, and (4) general working capital and postretirement changes caused a $2,500 increase.
As of March 31, 2012, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2011. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the three months ended March 31, 2012, SJW Corp. used approximately $17,500 of cash for company funded capital expenditures, $900 for developer funded capital expenditures, and $1,500 for acquisitions.
Water Utility Services’ budgeted capital expenditures for 2012, exclusive of capital expenditures financed by customer contributions and advances, are $97,813. Included in the amount above is $11,506 related to reinvestment in utility plant associated with CPUC Resolution L-411A. As of March 31, 2012, approximately $17,500 or 18% of the $97,813 has been spent.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $579,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and TCEQ approval. In addition, San Jose Water Company requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant. The total planned project cost is $73,500 over the next four years. A decision on the application is expected in the second half of 2012. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash (used in) provided by financing activities for the three months ended March 31, 2012 decreased by approximately $6,300 from the same period in the prior year. The decrease was primarily due to a $7,500 decrease in new borrowings on the line of credit, offset by a net increase of $900 in cash received from advances and contributions in aid of construction compared to the same period in the prior year.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 48% debt and 52% equity. As of March 31, 2012, San Jose Water Company’s funded debt and equity were approximately 50% and 50%, respectively.
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
SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of March 31, 2012, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2012, San Jose Water Company’s funded debt was 50% of total capitalization and the net income available for interest charges was 339% of interest charges. As of March 31, 2012, San Jose Water Company is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2012, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2012, SJWTX, Inc. and SJW Corp. are not restricted from issuing future indebtedness as a result of these terms and conditions.
As of March 31, 2012, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside as security for its Safe Drinking Water State Revolving Fund loans. At March 31, 2012, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $87,000. These lines of credit bear interest at variable rates. They will expire on September 1, 2014. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 2.25% for the first three months of 2012. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2012, SJW Corp.’s funded debt was 57% of total capitalization and the net income available for interest charges was 281% of interest charges. As such, as of March 31, 2012, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2012, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. SJW Corp. also owns 385,120 shares of common stock of California Water Service Group as of March 31, 2012, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On April 25, 2012, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1775 per share of common stock. The dividend will be paid on June 1, 2012 to shareholders of record as of the close of business on May 7, 2012.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	May 4, 2012	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.20 to Form 10-K for the year ended December 31, 2011. (2)

10.2
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.3
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2012. Incorporated by reference as Exhibit 10.33 to Form 10-K for the year ended December 31, 2011. (2)

10.4	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.49 to Form 10-K for the year ended December 31, 2011. (2)

10.5	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.53 to Form 10-K for the year ended December 31, 2011. (2)

10.6	Performance Goals for the Chief Executive Officer 2012 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.57 to Form 10-K for the year ended December 31, 2011. (2)

10.7
Credit Agreement dated March 1, 2012 by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association and Promissory Note dated March 1, 2012. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on March 7, 2012.

10.8
Credit Agreement dated March 1, 2012 by and between San Jose Water Company and Wells Fargo Bank, National Association and Promissory Note dated March 1, 2012. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on March 7, 2012.

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