Form 10-Q
period 2012-06-30
SJW CORP
filed 2012-08-02
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
As of July 20, 2012, there were 18,636,796 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
OPERATING REVENUE	$65,575	59,007	$116,724	102,703
OPERATING EXPENSE:
Production Costs:
Purchased water	17,783	12,681	31,360	20,097
Power	1,303	1,373	2,168	2,387
Groundwater extraction charges	5,439	5,300	8,385	9,808
Other production costs	2,841	2,820	5,597	5,412
Total production costs	27,366	22,174	47,510	37,704
Administrative and general	10,746	9,658	21,294	19,294
Maintenance	3,133	3,476	6,122	6,524
Property taxes and other non-income taxes	2,419	2,123	4,854	4,210
Depreciation and amortization	8,326	7,792	16,634	15,586
Total operating expense	51,990	45,223	96,414	83,318
OPERATING INCOME	13,585	13,784	20,310	19,385
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,659)	(4,235)	(9,339)	(8,491)
Mortgage and other interest expense	(391)	(447)	(786)	(922)
Dividend income	61	60	121	120
Other, net	162	106	360	219
Income before income taxes	8,758	9,268	10,666	10,311
Provision for income taxes	3,557	3,817	4,356	4,250
NET INCOME	5,201	5,451	6,310	6,061
Other comprehensive income, net	59	28	48	17
COMPREHENSIVE INCOME	$5,260	5,479	$6,358	6,078
EARNINGS PER SHARE
Basic	$0.28	0.29	0.34	0.33
Diluted	$0.28	0.29	0.34	0.32
DIVIDENDS PER SHARE	$0.18	0.17	0.36	0.34
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,626,547	18,577,226	18,619,149	18,573,701
Diluted	18,824,481	18,784,694	18,822,784	18,780,058
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS
Utility plant:
Land	$8,987	8,852
Depreciable plant and equipment	1,109,973	1,070,016
Construction in progress	25,532	18,527
Intangible assets	15,559	14,732
	1,160,051	1,112,127
Less accumulated depreciation and amortization	371,496	355,914
	788,555	756,213
Real estate investments	83,486	89,099
Less accumulated depreciation and amortization	10,408	10,557
	73,078	78,542
CURRENT ASSETS:
Cash and cash equivalents	9,258	26,734
Accounts receivable:
Customers, net of allowances for uncollectible accounts	15,291	12,541
Income tax	648	5,248
Other	1,108	746
Accrued unbilled utility revenue	20,929	15,318
Long-lived assets held-for-sale	4,608	—
Materials and supplies	1,086	991
Prepaid expenses	1,468	1,598
Other current asset	3,883	5,739
	58,279	68,915
OTHER ASSETS:
Investment in California Water Service Group	7,113	7,032
Unamortized debt issuance, broker and reacquisition costs	4,724	4,865
Regulatory assets, net	119,248	119,248
Other	4,250	3,995
	135,335	135,140
	$1,055,247	1,038,810
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,632,822 shares on June 30, 2012 and 18,592,827 on December 31, 2011	$9,707	9,684
Additional paid-in capital	25,222	24,552
Retained earnings	227,129	227,494
Accumulated other comprehensive income	2,322	2,274
Total shareholders’ equity	264,380	264,004
Long-term debt, less current portion	335,886	343,848
	600,266	607,852
CURRENT LIABILITIES:
Current portion of long-term debt	8,340	838
Accrued groundwater extraction charges and purchased water	9,412	5,789
Purchased power	543	423
Accounts payable	14,302	7,417
Accrued interest	5,359	5,376
Accrued property taxes and other non-income taxes	732	1,298
Accrued payroll	2,813	2,744
Other current liabilities	4,417	4,403
	45,918	28,288
DEFERRED INCOME TAXES	136,666	133,541
UNAMORTIZED INVESTMENT TAX CREDITS	1,465	1,495
ADVANCES FOR CONSTRUCTION	65,630	67,333
CONTRIBUTIONS IN AID OF CONSTRUCTION	125,168	123,335
DEFERRED REVENUE	1,098	1,070
POSTRETIREMENT BENEFIT PLANS	71,522	68,855
OTHER NONCURRENT LIABILITIES	7,514	7,041
COMMITMENTS AND CONTINGENCIES	—	—
	$1,055,247	1,038,810
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$6,310	6,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,368	16,341
Deferred income taxes	3,455	3,991
Share-based compensation	283	328
Loss on sale of utility property	—	23
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(8,723)	(7,770)
Accounts payable, purchased power and other current liabilities	321	884
Accrued groundwater extraction charges and purchased water	3,623	2,643
Tax receivable and accrued taxes	3,553	4,811
Accrued interest	(17)	19
Accrued payroll	69	1,049
Other current asset	1,856	—
Postretirement benefits	2,667	1,710
Other changes, net	885	(399)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,650	29,691
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(40,792)	(28,289)
Contributions in aid of construction	(1,822)	(1,771)
Additions to real estate investment	(48)	(112)
Payments for business/asset acquisition and water rights	(1,808)	(1,776)
Cost to retire utility plant, net of salvage	(92)	(1,715)
Proceeds from sale of utility property	—	43
NET CASH USED IN INVESTING ACTIVITIES	(44,562)	(33,620)
FINANCING ACTIVITIES:
Borrowings from line of credit	—	10,600
Repayments of line of credit	—	(7,800)
Long-term borrowings	—	50,000
Repayments of long-term borrowings	(460)	(736)
Debt issuance costs	(33)	(87)
Dividends paid	(6,610)	(6,409)
Exercise of stock options and similar instruments	405	262
Tax benefits realized from share options exercised	43	7
Receipts of advances and contributions in aid of construction	3,118	2,746
Refunds of advances for construction	(1,027)	(1,028)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,564)	47,555
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,476)	43,626
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,734	1,730
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,258	45,356
Cash paid (received) during the period for:
Interest	$10,639	9,642
Income taxes	(3,765)	(5,358)
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	6,682	3,466
Utility property installed by developers	107	—
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(in thousands, except share and per share data)

Note 1.	General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
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
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2012 and 2011, 1,001 and 2,071 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2012 and 2011, 1,666 and 2,310 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of June 30, 2012, the remaining shares available for issuance under the Incentive Plan were 1,185,373, and 344,196 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan. In addition, shares are issued to employees under the ESPP. SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2012
(in thousands, except share and per share data)

The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Compensation costs charged to income:
ESPP	$—	—	$49	45
Restricted stock and deferred restricted stock	100	126	234	283
Total compensation costs charged to income	$100	126	$283	328
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$8	—	$8	—
Restricted stock and deferred restricted stock	35	—	35	7
Total excess tax benefits realized from share options exercised and stock issuance	$43	—	$43	7
Proceeds from the exercise of stock options and similar instruments:
Stock options	$75	—	$75	—
DRSPP	21	8	52	8
ESPP	—	—	278	254
Total proceeds from the exercise of stock options and similar instruments	$96	8	$405	262
Stock Options
No options were granted during the three and six months ended June 30, 2012 and 2011.
As of June 30, 2012, there were no unrecognized compensation costs related to stock options.
Restricted Stock and Deferred Restricted Stock
On January 3, 2012, restricted stock units covering an aggregate of 17,670 shares of common stock of SJW Corp. were granted to certain executives of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $21.92 per unit is being recognized over the service period beginning in 2012.
On January 24, 2012, 4,321 restricted stock units were granted to a key executive of SJW Corp. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $21.02 per unit is being recognized over the service period beginning in 2012.
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
On April 25, 2012, two non-employee board members retired from SJW Corp.’s Board of Directors and accordingly 9,832 shares of common stock of SJW Corp. were distributed upon their retirement. In addition, 2,199 shares of common stock of SJW Corp. were also distributed relating to dividend equivalent rights.
On May 25, 2012, a key executive of SJW Corp. retired from the Company and as a result, a total of 4,998 unvested restricted shares were forfeited. Compensation costs of $12 previously recognized relating to these unvested shares was reversed during the second quarter of 2012.
As of June 30, 2012, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $848. This cost is expected to be recognized over a remaining weighted-average period of 2.23 years.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2012
(in thousands, except share and per share data)

Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and six months ended June 30, 2012, $32 and $66, respectively, related to DERs were recorded against retained earnings and were accrued as a liability. For the three and six months ended June 30, 2011, $32 and $64, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $28 and $45 for the three and six months ended June 30, 2012, respectively, and $25 and $40 for the three and six months ended June 30, 2011, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2012 for the ESPP is approximately $9. This cost is expected to be recognized during the third quarter of 2012.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. For the three and six months ended June 30, 2012, 896 and 2,198 shares, respectively, have been issued under the DRSPP. For the three and six months ended June 30, 2011, 349 shares have been issued under the DRSPP.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Land	$20,092	21,312
Buildings and improvements	63,068	67,487
Intangibles	326	300
Subtotal	83,486	89,099
Less: accumulated depreciation and amortization	10,408	10,557
Total	$73,078	78,542
Depreciation and amortization is computed using the straight-line method over the estimated service life of the respective assets, ranging from 5 to 39 years.
During the second quarter of 2012, management decided to sell its warehouse building located in Orlando, Florida. As a result, the Company reclassified the Florida warehouse building from held-and-used to held-for-sale at June 30, 2012. The Company determined that reclassifying the Florida property as held-for-sale represents a change in circumstances in the intended use of such facility and reviewed the asset for impairment. The Company performed a recoverability test of estimated sale proceeds less cost to sell from the property in accordance with FASB ASC Topic 360 - “Property, Plant and Equipment.” On July 12, 2012 (“effective date”), the Company entered into a purchase and sale agreement for $5,821 with close of escrow 30 days from the effective date. The purchase and sale agreement represents a strong, observable market indicator of fair value defined in FASB ASC Topic 820 - “Fair Value Measurements and Disclosures” as the price that would be received to sell the asset in an orderly transaction between market participants. The Company determined that the carrying value was recoverable through estimated sale proceeds less cost to sell from the purchase and sale agreement and as such, no impairment existed.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2012
(in thousands, except share and per share data)

The Florida warehouse building is included in the Company's “Real Estate Services” reportable segment as disclosed in Note 5. Depreciation expense on the building was $28 and $57 for the three-and six-month periods ended June 30, 2012 and 2011, respectively. The following represents the major components of the Florida warehouse building recorded in long-lived assets held-for-sale on the Company's condensed consolidated balance sheets as of June 30, 2012:

June 30, 2012
Land	$1,220
Buildings and improvements	4,441
Subtotal	5,661
Less: accumulated depreciation and amortization	1,053
Total	$4,608

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible union and nonunion employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$1,157	947	$2,314	1,895
Interest cost	1,450	1,445	2,901	2,890
Other cost	1,166	738	2,332	1,473
Expected return on assets	(1,148)	(1,105)	(2,297)	(2,209)
	$2,625	2,025	$5,250	4,049

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2012
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of June 30, 2012 and December 31, 2011:

		Fair Value Measurements at June 30, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$1,836	$1,836	$—	$—
Actively Managed (a):
U.S. Small Cap Equity	Russell 2000	6,785	6,785	—	—
U.S. Large Cap Equity	Russell 1000 Growth	4,068	4,068	—	—
Emerging Market Equity	MSCI Emerging Markets Net	4,162	4,162	—	—
U.S. Small Mid Cap Equity	Russell 2500	2,000	2,000	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,963	4,963	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	6,090	6,090	—	—
U.S. Small Mid Cap Equity	Russell 2500	681	681	—	—
U.S. Small Cap Equity	Russell 2000	136	136	—	—
U.S. Mid Cap Equity	Russell Mid Cap	66	66	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	5,135	5,135	—	—
REIT	Nareit - Equity REITS	3,460	—	3,460	—
Fixed Income (c)	(c)	30,084	—	30,084	—
Total		$69,466	$35,922	$33,544	$—
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
JUNE 30, 2012
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

In 2012, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,500 to the pension plans and other postretirement benefit plan. For the three and six months ended June 30, 2012, $1,344 and $2,394, respectively, has been contributed to the pension plans and other postretirement benefit plan.

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
JUNE 30, 2012
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

	For Three Months Ended June 30, 2012
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$62,902	1,422	1,251	—	62,902	2,673	65,575
Operating expense	49,997	1,159	827	7	49,997	1,993	51,990
Operating income (loss)	12,905	263	424	(7)	12,905	680	13,585
Net income (loss)	5,364	107	(51)	(219)	5,364	(163)	5,201
Depreciation and amortization	7,768	90	468	—	7,768	558	8,326
Senior note, mortgage and other interest expense	4,115	—	391	544	4,115	935	5,050
Income tax expense (benefit) in net income	3,658	108	(35)	(174)	3,658	(101)	3,557
Assets	$954,955	13,016	79,290	7,986	954,955	100,292	1,055,247

	For Three Months Ended June 30, 2011
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$56,660	1,268	1,079	—	56,660	2,347	59,007
Operating expense	43,076	807	859	481	43,076	2,147	45,223
Operating income (loss)	13,584	461	220	(481)	13,584	200	13,784
Net income (loss)	5,549	251	(147)	(202)	5,549	(98)	5,451
Depreciation and amortization	7,282	90	420	—	7,282	510	7,792
Senior note, mortgage and other interest expense	4,235	—	427	20	4,235	447	4,682
Income tax expense (benefit) in net income	3,905	177	(102)	(163)	3,905	(88)	3,817
Assets	$865,296	11,374	81,198	42,446	865,296	135,018	1,000,314

	For Six Months Ended June 30, 2012
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$111,726	2,496	2,502	—	111,726	4,998	116,724
Operating expense	92,347	1,907	1,673	487	92,347	4,067	96,414
Operating income (loss)	19,379	589	829	(487)	19,379	931	20,310
Net income (loss)	6,818	267	(86)	(689)	6,818	(508)	6,310
Depreciation and amortization	15,554	181	899	—	15,554	1,080	16,634
Senior note, mortgage and other interest expense	8,252	—	785	1,088	8,252	1,873	10,125
Income tax expense (benefit) in net income	4,704	233	(59)	(522)	4,704	(348)	4,356
Assets	$954,955	13,016	79,290	7,986	954,955	100,292	1,055,247

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2012
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
The following instruments are not measured at fair value on the Company's condensed consolidated balance sheets as of June 30, 2012, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2012 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended June 30, 2012. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.’s long-term debt was approximately $441,799 and $433,873 as of June 30, 2012 and December 31, 2011, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The book value of the long-term debt was $344,226 and $344,686 as of June 30, 2012 and December 31, 2011, respectively. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2012
(in thousands, except share and per share data)

The following table summarizes the fair value of the Company’s investment in California Water Service Group as required by ASC Topic 820 as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,113	7,113	—	—

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,032	7,032	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
As of June 30, 2012 and December 31, 2011, the total balance in San Jose Water Company’s balancing accounts, including interest, was a net under-collection of $3,054 and $3,686, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to recover $2,599 of this balance, which represented balances accumulated through December 31, 2010, plus interest. As of June 30, 2012 and December 31, 2011, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was a net under-collection of $169 and over-collection of $255, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to refund $653, which represented a portion of the net over-collection accumulated through September 30, 2011, including interest. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties as of June 30, 2012:

				% for Six Months Ended June 30, 2012 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	14%	10%
Warehouse building	Windsor, Connecticut	17	170,000	15%	11%
Warehouse building	Orlando, Florida	8	147,000	9%	7%
Retail building	El Paso, Texas	2	14,000	6%	2%
Warehouse building	Phoenix, Arizona	11	176,000	17%	11%
Warehouse building	Knoxville, Tennessee	30	361,500	N/A	14%
Commercial building	Knoxville, Tennessee	15	135,000	39%	45%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. One of the California properties is owned by such partnership. The limited partnership has been determined to be a variable interest entity within the scope of FASB ASC Topic 810 – “Consolidation” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company. On July 12, 2012, the Company entered into a purchase and sale agreement for its warehouse building located in Orlando, Florida. The Company expects the transaction to close during the third quarter of 2012. The Company has negotiated a lease for the remaining office space and approximately 25,000 square feet of the distribution facility located in Knoxville, Tennessee. The lease commences on or about July 1, 2013 and is a modified full service lease with an initial fifteen-year term and four five-year options.
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 10,000 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
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

SJW Corp.’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land and owns and operates a portfolio of commercial buildings in the states of California, Florida, Connecticut, Texas, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company implements its investment strategy by managing our asset portfolio to generate cash for corporate initiatives. SJW Land Company’s real estate investments diversify SJW Corp.’s asset base.

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
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the six months ended June 30, 2012 and 2011, the surcharge was $1,605 and $1,388, respectively.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized during the quarter ended June 30, 2012 or during the year ended December 31, 2011.
Pension Plan Accounting
San Jose Water Company offers a Pension Plan, an Executive Supplemental Retirement Plan, and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires the use of assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases expected to be received by the employees, mortality, turnover, and medical costs. Plan assets are marked to market at each measurement date.

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
Balancing accounts are currently being maintained for the following items: purchased water, purchased power, groundwater extraction charges, and pensions. The amount in the balancing accounts vary with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the accounts tend to reflect an under-collection, while during the winter months when demand for water is relatively lower, the accounts tend to reflect an over-collection. The pension balancing account is intended to capture the difference between actual pension expense and the amount approved in rates by the CPUC.
Since the amounts in the balancing accounts must be approved by the CPUC before they can be incorporated into rates, San Jose Water Company does not recognize balancing accounts in its revenue until CPUC approval occurs. It is typical for the CPUC to incorporate any over-collected and/or under-collected balances in balancing accounts into customer rates at the time rate decisions are made as part of the Company’s general rate case proceedings by assessing temporary surcredits and/or surcharges.
San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and other approved activities or as directed by the CPUC. Rate recovery for these memorandum accounts is generally allowed in the next general rate cases.
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
Overview
SJW Corp.’s consolidated net income for the three months ended June 30, 2012 was $5,201, a decrease of $250 or approximately 5%, from $5,451 in the second quarter of 2011. The decrease in net income was primarily due to higher per unit costs for purchased water, administrative and general expenses and depreciation offset by an increase in usage and rates. For the six months ended June 30, 2012, consolidated net income was $6,310, an increase of $249, or 4%, from $6,061 for the same period in 2011. The increase in net income was primarily due to an increase in usage and rates and a decrease in groundwater extraction charges, offset by higher per unit costs for purchased water, administrative and general expenses and depreciation.

Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Water Utility Services	$64,324	57,928	$114,222	100,517
Real Estate Services	1,251	1,079	2,502	2,186
	$65,575	59,007	$116,724	102,703
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2012 vs. 2011		Six months ended June 30, 2012 vs. 2011
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$1,181	2%	$5,863	6%
New customers increase	323	1%	501	1%
Rate increases	4,892	8%	7,341	7%
Real Estate Services	172	—%	316	—%
	$6,568	11%	$14,021	14%

Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Water Utility Services	$51,156	43,883	$94,254	80,651
Real Estate Services	827	859	1,673	1,649
All Other	7	481	487	1,018
	$51,990	45,223	$96,414	83,318
The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2012 vs. 2011		Six months ended June 30, 2012 vs. 2011
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$2,517	6%	$3,519	4%
Change in usage and new customers	1,149	2%	3,429	4%
Purchased water and groundwater extraction charge and energy price increase	1,526	3%	2,858	4%
Total water production costs	5,192	11%	9,806	12%
Administrative and general	1,088	3%	2,000	2%
Maintenance	(343)	(1)%	(402)	—%
Property taxes and other non-income taxes	296	1%	644	1%
Depreciation and amortization	534	1%	1,048	1%
	$6,767	15%	$13,096	16%
Sources of Water Supply
San Jose Water Company’s water supply consists of surface water from watershed run-off and diversion, reclaimed water, and imported water and groundwater from wells purchased from the Santa Clara Valley Water District (“SCVWD”) under the terms of a master contract with SCVWD expiring in 2051. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rate for purchased water and groundwater may be increased by the SCVWD at any time. If an increase occurs, then San Jose Water Company would file an advice letter with the CPUC seeking authorization to increase revenues to offset the cost increase.

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
Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% Change	Six months ended June 30,		Increase/ (decrease)	% Change
	2012	2011			2012	2011
Purchased water	8,737	6,668	2,069	17%	15,487	10,579	4,908	24%
Groundwater	3,264	3,445	(181)	(2)%	5,061	6,359	(1,298)	(6)%
Surface water	831	2,111	(1,280)	(10)%	1,180	2,983	(1,803)	(9)%
Reclaimed water	162	89	73	1%	214	107	107	1%
	12,994	12,313	681	6%	21,942	20,028	1,914	10%
The changes in the source of supply mix were consistent with the changes in the water production costs.
Unaccounted-for water on a 12 month-to-date basis for June 30, 2012 and 2011 approximated 6.7% as a percentage of total production for both periods. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.
Water production costs
For the three and six months ended June 30, 2012 compared to the same periods in 2011, the increase in water production costs was primarily attributable to higher customer water usage and higher per unit costs for purchased water and groundwater extraction charges. Effective July 2011, SCVWD increased the unit price of water by approximately 9%. In addition, production costs increased due to a decrease in available low-cost surface water supply.
Other Operating Expenses
Operating expenses, excluding water production costs, increased $1,575 for the three months ended June 30, 2012 compared to the same period in 2011. The increase was primarily attributable to an increase of $1,088 in administrative and general expenses primarily due to an increase in payroll and benefit costs and water conservation expenses related to the recycled water retrofit program, $534 in depreciation expense due to increases in utility plant, $296 in property taxes and other non-income taxes due primarily to an increase in property taxes, partially offset by a $343 decrease in maintenance expenses.
Operating expenses, excluding water production costs, increased $3,290 for the six months ended June 30, 2012 compared to the same period in 2011. The increase was primarily attributable to an increase of $2,000 in administrative and general expenses primarily due to an increase in payroll and benefit costs, water conservation expenses and regulatory fees. The increase in regulatory fees primarily related to rate case filings and the pass-through surcharge collected from customers that is paid to the CPUC. The surcharge is recorded both in operating revenues and administrative and general expenses. In addition, depreciation expense increased $1,048 due to increases in utility plant and property taxes and other non-income taxes increased $644. These increases were partially offset by a $402 decrease in maintenance expenses.
As a result of the three-year collective bargaining agreements signed in 2010 with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, salaries are expected to increase 3% in 2013 for union workers. SJW Corp. also anticipates increases in 2013 for healthcare costs as well as depreciation expense and property taxes and other non-income taxes due to increases in utility plant.
Other (Expense) Income
For the three and six months ended June 30, 2012 and 2011, the change in other (expense) income was primarily due to interest expense on SJW Corp.’s senior note which was issued in June 2011.
Provision for Income Taxes
For the three months ended June 30, 2012 compared to the same period in 2011, income tax expense decreased $260 as a result of lower pre-tax income. For the six months ended June 30, 2012 compared to the same period in 2011, income tax expense increased $106 as a result of higher pre-tax income. The effective consolidated income tax rates were 41% in each of the three-and six-month periods ended June 30, 2012 and 2011. The Company is currently undergoing an income tax examination by the Internal Revenue Service for its fiscal years 2008 through 2011.

Other Comprehensive Income
The change in other comprehensive income for the three and six months ended June 30, 2012 compared to the same periods in 2011 was due to the changes in market value of the Company’s investment in California Water Service Group.
Water Supply
On July 1, 2012, SCVWD’s 10 reservoirs were approximately 47% full with 79,278 acre-feet of water in storage. As reported by SCVWD, the rainfall from July 1, 2011 to July 1, 2012 was approximately 61% of the seasonal average to date. As of June 30, 2012, San Jose Water Company’s Lake Elsman contained 1,001 million gallons of which approximately 801 million gallons can be utilized. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 30.86 inches for the season commencing from July 1, 2011 through June 30, 2012, which is approximately 70% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2012.
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
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP treats surface water from the local watershed by direct media filtration and chlorine disinfection. Over the past 40 years, state and federal drinking water regulations have changed significantly in areas that the MWTP was not designed to address. The MWTP has aging infrastructure and many of its components are at the end of their useful lives, or they do not meet current structural and seismic requirements. The total planned project cost is $73,700 over five years, with the project commencing in late 2011. San Jose Water Company’s application requested revenue increases of $490, or 0.22% in 2011, $1,861, or 0.85% in 2012, $7,700, or 3.50% in 2013, $3,547, or 1.61% in 2014 and $843, or 0.38% in 2015 (all at the current authorized rate of return). Evidentiary hearings were completed in April 2011. However, in July 2012, the CPUC reopened the proceeding seeking additional evidence in the case. A decision on the application is now expected in 2013.
On May 2, 2011, San Jose Water Company filed Application No. 11-05-002 with the CPUC seeking authorization of an updated Cost of Capital (“COC”) for the period from January 1, 2012 through December 31, 2014. For 2012, San Jose Water Company was seeking CPUC approval of a return on equity of 11.50%, a long-term cost of debt of 6.68% and a rate of return of 9.14%. San Jose Water Company’s application was subsequently consolidated with the COC application of three other Class A water companies (California Water Service Company, California American Water and Golden State Water Company). An all-party settlement agreement was announced by the CPUC on October 17, 2011 that provided San Jose Water Company a return on equity of 9.99%, a long-term cost of debt of 6.68% and a rate of return of 8.38%. On June 25, 2012, the Administrative Law Judge issued a proposed decision accepting the all-party settlement. This proposed decision was approved by the CPUC on July 12, 2012. Upon approval, the authorized rate of return of 8.38% became effective retroactively as of January 1, 2012. New rates for this updated authorized rate of return will become effective September 1, 2012.
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. This general rate case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $2,599 in the balancing account, (2) disbursement of the over-collected balance of $650 accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company's revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. A general rate case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC’s Division of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. A pre-hearing conference was held on February 13, 2012. A scoping memo was issued by the assigned commissioner on March 15, 2012. This scoping memo set the scope and schedule of the proceeding. The CPUC's Division of Ratepayer Advocates and the customer intervenors issued testimony on April 30, 2012 and San Jose Water Company issued rebuttal to these testimonies on May 21, 2012. All parties met for settlement meetings beginning May 24, 2012 and a partial settlement was reached on limited items related to revenue allocation in San Jose Water Company's mountain district. All other items were litigated in evidentiary hearings beginning on June 4, 2012 through June 11, 2012. A final decision in this proceeding is likely to occur in the second half of 2012 with new rates becoming effective January 1, 2013. If a decision is not reached by the end of 2012, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2013, until a decision is adopted.
On May 15, 2012, San Jose Water Company filed Advice Letter No. 438 seeking authorization to increase rates by $559, or 0.23%, via a rate base offset for plant additions related to the replacement of two wells. This project was authorized in the last general rate case, Decision No. 09-11-032. This advice letter was approved and the new rates became effective on June 14, 2012.
On June 1, 2012, San Jose Water Company filed Advice Letter No. 439A seeking authorization to increase revenues by $7,400, or 3.00%. This revenue increase was intended to offset the SCVWD's increases to purchased water and groundwater extraction charges. This revenue increase was not intended to provide San Jose Water Company an increase in earnings. This advice letter was approved by the CPUC and the revenue increase went into effect July 1, 2012.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. CLWSC is also requesting the TCEQ for a rate base determination. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. An evidentiary hearing on these matters was completed in March 2012, and a TCEQ decision is expected sometime in the fourth quarter of 2012. Until final approval by the TCEQ, the 38% rate increase in October 2010 is subject to adjustment or refund.
Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2012, SJW Corp. generated cash flows from operations of approximately $31,700, compared to $29,700 for the same period in 2011. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes and changes in working capital items. Cash flow from operations increased by approximately $2,000. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items increased $700, (2) collections of previously billed and accrued receivables, including the unbilled regulatory asset recorded in other current asset, increased by $900, (3) net collection of taxes receivable was $1,300 less than the prior period, and (4) general working capital and postretirement changes caused a $1,700 increase.
As of June 30, 2012, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2011. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the six months ended June 30, 2012, SJW Corp. used approximately $40,800 of cash for company funded capital expenditures, $1,800 for developer funded capital expenditures, and $1,800 for acquisitions.
Water Utility Services’ budgeted capital expenditures for 2012, exclusive of capital expenditures financed by customer contributions and advances, are $97,813. Included in this amount is $11,506 related to reinvestment in utility plant associated with CPUC Resolution L-411A. As of June 30, 2012, approximately $40,800 or 42% of the $97,813 has been spent.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2012 decreased by approximately $52,000 from the same period in the prior year, primarily as a result of not obtaining additional financing in 2012.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of June 30, 2012, San Jose Water Company’s funded debt and equity were approximately 50% and 50%, respectively.
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
SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of June 30, 2012, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of June 30, 2012, San Jose Water Company’s funded debt was 50% of total capitalization and the net income available for interest charges was 339% of interest charges. As of June 30, 2012, San Jose Water Company is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2012, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2012, SJWTX, Inc. and SJW Corp. are not restricted from issuing future indebtedness as a result of these terms and conditions.
As of June 30, 2012, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside as security for its Safe Drinking Water State Revolving Fund loans. At June 30, 2012, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $87,000. These lines of credit bear interest at variable rates. They will expire on September 1, 2014. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 2.25% for the first six months of 2012. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2012, SJW Corp.’s funded debt was 56% of total capitalization and the net income available for interest charges was 276% of interest charges. As such, as of June 30, 2012, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2012, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. SJW Corp. also owned 385,120 shares of common stock of California Water Service Group as of June 30, 2012, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On July 25, 2012, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1775 per share of common stock. The dividend will be paid on September 4, 2012 to shareholders of record as of the close of business on August 6, 2012.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	August 2, 2012	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement and Release by and between George J. Belhumeur and San Jose Water Company, dated as of May 25, 2012. (1) (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.

(2)	Management contract or compensatory plan or agreement.