Form 10-Q
period 2012-09-30
SJW CORP
filed 2012-10-31
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
As of October 19, 2012, there were 18,653,633 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
OPERATING REVENUE	$82,374	73,914	$199,098	176,617
OPERATING EXPENSE:
Production Costs:
Purchased water	22,768	19,182	54,128	39,279
Power	2,274	1,979	4,442	4,366
Groundwater extraction charges	8,672	7,824	17,057	17,632
Other production costs	2,914	3,030	8,511	8,442
Total production costs	36,628	32,015	84,138	69,719
Administrative and general	10,773	9,882	32,067	29,176
Maintenance	3,411	3,331	9,533	9,855
Property taxes and other non-income taxes	2,397	2,397	7,251	6,607
Depreciation and amortization	8,288	7,803	24,922	23,389
Total operating expense	61,497	55,428	157,911	138,746
OPERATING INCOME	20,877	18,486	41,187	37,871
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,683)	(4,684)	(14,022)	(13,175)
Mortgage and other interest expense	(380)	(436)	(1,166)	(1,358)
Gain on sale of real estate investment	910	—	910	—
Dividend income	61	59	182	179
Other, net	165	150	525	369
Income before income taxes	16,950	13,575	27,616	23,886
Provision for income taxes	6,866	5,360	11,222	9,610
NET INCOME	10,084	8,215	16,394	14,276
Other comprehensive income (loss), net	41	(227)	89	(210)
COMPREHENSIVE INCOME	$10,125	7,988	$16,483	14,066
EARNINGS PER SHARE
Basic	$0.54	0.44	0.88	0.77
Diluted	$0.53	0.44	0.87	0.76
DIVIDENDS PER SHARE	$0.18	0.17	0.53	0.52
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,647,537	18,586,887	18,628,680	18,578,146
Diluted	18,854,042	18,802,606	18,833,271	18,787,623
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS
Utility plant:
Land	$8,993	8,852
Depreciable plant and equipment	1,139,878	1,070,016
Construction in progress	27,013	18,527
Intangible assets	15,561	14,732
	1,191,445	1,112,127
Less accumulated depreciation and amortization	378,960	355,914
	812,485	756,213
Real estate investments	73,604	89,099
Less accumulated depreciation and amortization	8,697	10,557
	64,907	78,542
CURRENT ASSETS:
Cash and cash equivalents	6,684	26,734
Accounts receivable:
Customers, net of allowances for uncollectible accounts	17,573	12,541
Income tax	—	5,248
Other	982	746
Accrued unbilled utility revenue	24,418	15,318
Long-lived assets held-for-sale	7,768	—
Materials and supplies	1,028	991
Prepaid expenses	2,066	1,598
Other current asset	1,556	5,739
	62,075	68,915
OTHER ASSETS:
Investment in California Water Service Group	7,182	7,032
Unamortized debt issuance, broker and reacquisition costs	5,015	4,865
Regulatory assets, net	119,248	119,248
Other	4,407	3,995
	135,852	135,140
	$1,075,319	1,038,810
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,653,088 shares on September 30, 2012 and 18,592,827 on December 31, 2011	$9,715	9,684
Additional paid-in capital	25,708	24,552
Retained earnings	233,870	227,494
Accumulated other comprehensive income	2,362	2,274
Total shareholders’ equity	271,655	264,004
Long-term debt, less current portion	335,779	343,848
	607,434	607,852
CURRENT LIABILITIES:
Current portion of long-term debt	5,410	838
Accrued groundwater extraction charges and purchased water	10,063	5,789
Purchased power	647	423
Accounts payable	17,566	7,417
Accrued interest	5,534	5,376
Accrued property taxes and other non-income taxes	2,620	1,298
Accrued payroll	3,366	2,744
Income tax payable	810	—
Other current liabilities	4,894	4,403
	50,910	28,288
DEFERRED INCOME TAXES	141,795	133,541
UNAMORTIZED INVESTMENT TAX CREDITS	1,450	1,495
ADVANCES FOR CONSTRUCTION	67,026	67,333
CONTRIBUTIONS IN AID OF CONSTRUCTION	125,205	123,335
DEFERRED REVENUE	1,121	1,070
POSTRETIREMENT BENEFIT PLANS	72,708	68,855
OTHER NONCURRENT LIABILITIES	7,670	7,041
COMMITMENTS AND CONTINGENCIES	—	—
	$1,075,319	1,038,810
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$16,394	14,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,035	24,521
Deferred income taxes	8,732	11,421
Share-based compensation	451	513
Gain on sale of real estate investment	(910)	—
Loss on sale of utility property	—	23
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(14,368)	(12,756)
Accounts payable, purchased power and other current liabilities	1,032	28
Accrued groundwater extraction charges and purchased water	4,274	4,559
Tax receivable and accrued taxes	6,899	4,809
Accrued interest	158	196
Accrued payroll	622	650
Other current asset	4,183	—
Postretirement benefits	3,853	2,421
Other changes, net	13	(1,644)
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,368	49,017
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(67,731)	(43,346)
Contributions in aid of construction	(4,211)	(5,281)
Additions to real estate investments	(50)	(165)
Payments for business/asset acquisition and water rights	(1,971)	(2,065)
Cost to retire utility plant, net of salvage	(766)	(1,702)
Proceeds from sale of real estate investment	5,517	—
Proceeds from sale of utility property	—	43
NET CASH USED IN INVESTING ACTIVITIES	(69,212)	(52,516)
FINANCING ACTIVITIES:
Borrowings from line of credit	—	17,600
Repayments of line of credit	—	(16,100)
Long-term borrowings	—	50,000
Repayments of long-term borrowings	(3,497)	(925)
Debt issuance costs	(33)	(87)
Dividends paid	(9,920)	(9,616)
Exercise of stock options and similar instruments	731	547
Tax benefits realized from share options exercised	43	7
Receipts of advances and contributions in aid of construction	6,111	5,043
Refunds of advances for construction	(1,641)	(1,631)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,206)	44,838
NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,050)	41,339
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,734	1,730
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,684	43,069
Cash paid (received) during the period for:
Interest	$15,757	14,812
Income taxes	(3,406)	(5,269)
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	9,815	1,518
Utility property installed by developers	214	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2012 and 2011, 36 and 815 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2012 and 2011, 1,702 and 3,125 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of September 30, 2012, the remaining shares available for issuance under the Incentive Plan were 1,185,373, and 344,196 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan. In addition, shares are issued to employees under the ESPP. SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2012
(in thousands, except share and per share data)

The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Compensation costs charged to income:
ESPP	$55	47	$104	92
Restricted stock and deferred restricted stock	113	138	347	421
Total compensation costs charged to income	$168	185	$451	513
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	—	$8	—
Restricted stock and deferred restricted stock	—	—	35	7
Total excess tax benefits realized from share options exercised and stock issuance	$—	—	$43	7
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	—	$75	—
DRSPP	16	14	68	22
ESPP	310	271	588	525
Total proceeds from the exercise of stock options and similar instruments	$326	285	$731	547
Stock Options
No options were granted during the three and nine months ended September 30, 2012 and 2011.
As of September 30, 2012, there were no unrecognized compensation costs related to stock options.
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
As of September 30, 2012, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $735. This cost is expected to be recognized over a remaining weighted-average period of 1.64 years.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2012
(in thousands, except share and per share data)

Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and nine months ended September 30, 2012, $32 and $98, respectively, related to DERs were recorded against retained earnings and were accrued as a liability. For the three and nine months ended September 30, 2011, $32 and $96, respectively, related to DERs were recorded against retained earnings and were accrued as a liability.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $17 and $62 for the three and nine months ended September 30, 2012, respectively, and $15 and $55 for the three and nine months ended September 30, 2011, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2013 for the ESPP is approximately $35. This cost is expected to be recognized during the first quarter of 2013.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. For the three and nine months ended September 30, 2012, 636 and 2,834 shares, respectively, have been issued under the DRSPP. For the three and nine months ended September 30, 2011, 613 and 962 shares, respectively, have been issued under the DRSPP.

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Land	$18,892	21,312
Buildings and improvements	54,383	67,487
Intangibles	329	300
Subtotal	73,604	89,099
Less: accumulated depreciation and amortization	8,697	10,557
Total	$64,907	78,542
Depreciation and amortization is computed using the straight-line method over the estimated service life of the respective assets, ranging from 5 to 39 years.
On August 8, 2012, SJW Land Company sold its warehouse building located in Orlando, Florida for $5,821. The Company recognized a pre-tax gain on the sale of real estate investment of $910, after selling expenses of $304.
During the third quarter of 2012, management decided to sell its warehouse building located in Windsor, Connecticut. As a result, the Company reclassified the Connecticut warehouse building from held-and-used to held-for-sale at September 30, 2012. The Company determined that reclassifying the Connecticut property as held-for-sale represents a change in circumstances in the intended use of such facility and reviewed the asset for impairment. The Company performed a recoverability test of estimated sale proceeds less cost to sell from the property in accordance with FASB ASC Topic 360 - “Property, Plant and Equipment.” The Company has multiple offers for the property supporting the carrying value as of September 30, 2012. These offers represent a strong, observable market indicator of fair value defined in FASB ASC Topic 820 - “Fair Value Measurements and Disclosures.” As a result, the Company determined that the carrying value was recoverable and no impairment exists.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2012
(in thousands, except share and per share data)

The Connecticut warehouse building is included in the Company’s “Real Estate Services” reportable segment as disclosed in Note 5. Depreciation expense on the building was $56 and $167 for the three-and nine-month periods ended September 30, 2012 and 2011, respectively. The following represents the major components of the Connecticut warehouse building recorded in long-lived assets held-for-sale on the Company’s condensed consolidated balance sheets as of September 30, 2012:

September 30, 2012
Land	$1,200
Buildings and improvements	8,684
Subtotal	9,884
Less: accumulated depreciation and amortization	2,116
Total	$7,768

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible union and nonunion employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$1,157	947	$3,470	2,842
Interest cost	1,450	1,445	4,351	4,335
Other cost	1,166	738	3,498	2,210
Expected return on assets	(1,148)	(1,105)	(3,445)	(3,313)
	$2,625	2,025	$7,874	6,074

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2012
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements at September 30, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$1,724	$1,724	$—	$—
Actively Managed (a):
U.S. Small Cap Equity	Russell 2000	7,145	7,145	—	—
U.S. Large Cap Equity	Russell 1000 Growth	4,547	4,547	—	—
Emerging Market Equity	MSCI Emerging Markets Net	4,505	4,505	—	—
U.S. Small Mid Cap Equity	Russell 2500	2,034	2,034	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	5,339	5,339	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	6,524	6,524	—	—
U.S. Small Mid Cap Equity	Russell 2500	716	716	—	—
U.S. Small Cap Equity	Russell 2000	143	143	—	—
U.S. Mid Cap Equity	Russell Mid Cap	70	70	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	5,587	5,587	—	—
REIT	Nareit - Equity REITS	3,378	—	3,378	—
Fixed Income (c)	(c)	30,919	—	30,919	—
Total		$72,631	$38,334	$34,297	$—
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
SEPTEMBER 30, 2012
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

In 2012, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,500 to the pension plans and other postretirement benefit plan. For the three and nine months ended September 30, 2012, $1,344 and $3,738, respectively, has been contributed to the pension plans and other postretirement benefit plan.

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
SEPTEMBER 30, 2012
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

	For Three Months Ended September 30, 2012
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$79,333	1,855	1,186	—	79,333	3,041	82,374
Operating expense	59,239	1,233	805	220	59,239	2,258	61,497
Operating income (loss)	20,094	622	381	(220)	20,094	783	20,877
Net income (loss)	9,632	326	492	(366)	9,632	452	10,084
Depreciation and amortization	7,794	88	406	—	7,794	494	8,288
Senior note, mortgage and other interest expense	4,140	—	380	543	4,140	923	5,063
Income tax expense (benefit) in net income	6,557	246	338	(275)	6,557	309	6,866
Assets	$980,086	13,100	74,116	8,017	980,086	95,233	1,075,319

	For Three Months Ended September 30, 2011
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$71,013	1,704	1,197	—	71,013	2,901	73,914
Operating expense	52,898	1,145	844	541	52,898	2,530	55,428
Operating income (loss)	18,115	559	353	(541)	18,115	371	18,486
Net income (loss)	8,509	312	(80)	(526)	8,509	(294)	8,215
Depreciation and amortization	7,284	92	427	—	7,284	519	7,803
Senior note, mortgage and other interest expense	4,159	—	423	538	4,159	961	5,120
Income tax expense (benefit) in net income	5,582	227	(63)	(386)	5,582	(222)	5,360
Assets	$885,053	11,561	80,895	35,734	885,053	128,190	1,013,243

	For Nine Months Ended September 30, 2012
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$191,059	4,351	3,688	—	191,059	8,039	199,098
Operating expense	151,586	3,140	2,478	707	151,586	6,325	157,911
Operating income (loss)	39,473	1,211	1,210	(707)	39,473	1,714	41,187
Net income (loss)	16,450	593	406	(1,055)	16,450	(56)	16,394
Depreciation and amortization	23,348	269	1,305	—	23,348	1,574	24,922
Senior note, mortgage and other interest expense	12,392	—	1,165	1,631	12,392	2,796	15,188
Income tax expense (benefit) in net income	11,261	479	279	(797)	11,261	(39)	11,222
Assets	$980,086	13,100	74,116	8,017	980,086	95,233	1,075,319

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2012
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
The following instruments are not measured at fair value on the Company’s condensed consolidated balance sheets as of September 30, 2012, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2012 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended September 30, 2012. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.’s long-term debt was approximately $456,506 and $433,873 as of September 30, 2012 and December 31, 2011, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The book value of the long-term debt was $341,189 and $344,686 as of September 30, 2012 and December 31, 2011, respectively. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2012
(in thousands, except share and per share data)

The following table summarizes the fair value of the Company’s investment in California Water Service Group as required by ASC Topic 820 as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,182	7,182	—	—

	Fair Value Measurements at December 31, 2011
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,032	7,032	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
As of September 30, 2012 and December 31, 2011, the total balance in San Jose Water Company’s balancing accounts, including interest, was a net under-collection of $3,137 and $3,686, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to recover $2,599 of this balance, which represented balances accumulated through December 31, 2010, plus interest. As of September 30, 2012 and December 31, 2011, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was a net over-collection of $1,515 and $255, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to refund $653, which represented a portion of the net over-collection accumulated through September 30, 2011, including interest. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the quarter ended September 30, 2012:

				% for Nine Months Ended September 30, 2012 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	14%	13%
Warehouse building	Windsor, Connecticut	17	170,000	16%	15%
Warehouse building *	Orlando, Florida	8	147,000	7%	(23)%
Retail building	El Paso, Texas	2	14,000	6%	3%
Warehouse building	Phoenix, Arizona	11	176,000	17%	14%
Warehouse building	Knoxville, Tennessee	30	361,500	N/A	18%
Commercial building	Knoxville, Tennessee	15	135,000	40%	60%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*
On August 8, 2012, SJW Land Company closed on the sale of its Florida warehouse building. Revenue and expense amounts are through the sale closing date. Expense amount is net of the gain on sale of property.

On August 14, 2012, SJW Land Company entered into a lease with a single tenant for approximately 50,000 square feet of office space and approximately 25,000 square feet of space in the distribution facility of the Company's properties located in Knoxville, Tennessee. The lease commences on or about July 1, 2013 and is a modified full service lease with an initial fifteen-year term and four five-year term options.
On October 16, 2012, SJW Land Company entered into a lease agreement for approximately 326,000 square feet of the distribution facility located in Knoxville, Tennessee. The lease commences on or about November 1, 2012 and is a modified net lease with an initial five-year and four-month term and two three-year options.
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
SJW Corp.’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land and owns and operates a portfolio of commercial buildings in the states of California, Connecticut, Texas, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company implements its investment strategy by managing our asset portfolio to generate cash for corporate initiatives. SJW Land Company’s real estate investments diversify SJW Corp.’s asset base.

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
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the nine months ended September 30, 2012 and 2011, the surcharge was $2,919 and $2,373, respectively.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized during the quarter ended September 30, 2012 or during the year ended December 31, 2011.

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
Balancing accounts are currently being maintained for the following items: purchased water, purchased power, groundwater extraction charges, and pensions. The amount in the water supply balancing accounts vary with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the accounts tend to reflect an under-collection, while during the winter months when demand for water is relatively lower, the accounts tend to reflect an over-collection. The pension balancing account is intended to capture the difference between actual pension expense and the amount approved in rates by the CPUC.
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

Recent Accounting Pronouncements:
In July 2012, the FASB issued an accounting standard update (“ASU”) that permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Since the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. The ASU also permits the entity to resume performing the qualitative assessment in any subsequent period. The ASU becomes effective for annual and interim impairment tests performed for the Company's fiscal year ending December 31, 2012, and early adoption is permitted.

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
Overview
SJW Corp.’s consolidated net income for the three months ended September 30, 2012 was $10,084, an increase of $1,869 or approximately 23%, from $8,215 in the third quarter of 2011. The increase in net income was primarily due to an increase in usage and rates offset in part by higher water production costs, administrative and general expenses and depreciation. For the nine months ended September 30, 2012, consolidated net income was $16,394, an increase of $2,118, or 15%, from $14,276 for the same period in 2011. The increase in net income was primarily due to an increase in usage and rates, offset in part by higher per unit costs for purchased water, administrative and general expenses and depreciation.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Water Utility Services	$81,188	72,717	$195,410	173,234
Real Estate Services	1,186	1,197	3,688	3,383
	$82,374	73,914	$199,098	176,617
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2012 vs. 2011		Nine months ended September 30, 2012 vs. 2011
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$1,781	2%	$7,644	4%
New customers increase	406	1%	907	1%
Rate increases	6,284	8%	13,625	8%
Real Estate Services	(11)	—%	305	—%
	$8,460	11%	$22,481	13%

Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Water Utility Services	$60,472	54,043	$154,726	134,694
Real Estate Services	805	844	2,478	2,493
All Other	220	541	707	1,559
	$61,497	55,428	$157,911	138,746

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2012 vs. 2011		Nine months ended September 30, 2012 vs. 2011
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water supply	$1,692	2%	$5,211	4%
Change in usage and new customers	328	1%	3,757	2%
Purchased water and groundwater extraction charge and energy price increase	2,593	5%	5,451	4%
Total water production costs	4,613	8%	14,419	10%
Administrative and general	891	2%	2,891	2%
Maintenance	80	—%	(322)	—%
Property taxes and other non-income taxes	—	—%	644	1%
Depreciation and amortization	485	1%	1,533	1%
	$6,069	11%	$19,165	14%
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
Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% Change	Nine months ended September 30,		Increase/ (decrease)	% Change
	2012	2011			2012	2011
Purchased water	10,359	9,452	907	6%	25,846	20,031	5,815	16%
Groundwater	4,690	4,644	46	—%	9,751	11,003	(1,252)	(3)%
Surface water	653	1,442	(789)	(5)%	1,833	4,425	(2,592)	(7)%
Reclaimed water	231	217	14	—%	445	324	121	—%
	15,933	15,755	178	1%	37,875	35,783	2,092	6%
The changes in the source of supply mix were consistent with the changes in the water production costs.
Unaccounted-for water on a 12 month-to-date basis for September 30, 2012 and 2011 approximated 5.8% and 7.8%, respectively, as a percentage of total production. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.
Water production costs
For the three and nine months ended September 30, 2012 compared to the same periods in 2011, the increase in water production costs was primarily attributable to higher customer water usage and higher per unit costs for purchased water and groundwater extraction charges. Effective July 2012, SCVWD increased the unit price of purchased water by approximately 8% and the groundwater extraction charge by approximately 9%. In addition, production costs increased due to a decrease in available low-cost surface water supply compared to amounts available in 2011.

Other Operating Expenses
Operating expenses, excluding water production costs, increased $1,456 for the three months ended September 30, 2012 compared to the same period in 2011. The increase was primarily attributable to an increase of $891 in administrative and general expenses primarily due to an increase in payroll and benefit costs, regulatory fees and water conservation expenses related to the recycled water retrofit program. The increase in regulatory fees primarily related to the pass-through surcharge collected from customers that is paid to the CPUC. The surcharge is recorded both in operating revenues and administrative and general expenses. In addition, depreciation expense increased $485 due to increases in utility plant.
Operating expenses, excluding water production costs, increased $4,746 for the nine months ended September 30, 2012 compared to the same period in 2011. The increase was primarily attributable to an increase of $2,891 in administrative and general expenses primarily due to increases in payroll and benefit costs, water conservation expenses and regulatory fees. The increase in regulatory fees primarily related to rate case filings and the pass-through surcharge collected from customers that is paid to the CPUC. In addition, depreciation expense increased $1,533 due to increases in utility plant and property taxes and other non-income taxes increased $644. These increases were partially offset by a $322 decrease in maintenance expenses.
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
Other (Expense) Income
For the three months ended September 30, 2012 compared to the same period in 2011, the change in other (expense) income was primarily due to a gain from the sale of our Florida warehouse real estate property of $910. For the nine months ended September 30, 2012 compared to the same period in 2011, the change in other (expense) income was primarily due to the gain from the sale of the Florida property and a decrease in interest expense due to decreased borrowings on the line of credit, offset by an increase in interest expense from SJW Corp.’s senior note which was issued in June 2011.
Provision for Income Taxes
For the three and nine months ended September 30, 2012 compared to the same periods in 2011, income tax expense increased $1,506 and $1,612, respectively, as a result of higher pre-tax income. The effective consolidated income tax rates were 41% for the three-and nine-month periods ended September 30, 2012 and 39% and 40% for the three-and nine-month periods ended September 30, 2011, respectively. The Company is currently undergoing an income tax examination by the Internal Revenue Service for its fiscal years 2008 through 2011.
Other Comprehensive Income
The change in other comprehensive income for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was due to the changes in market value of the Company’s investment in California Water Service Group.
Water Supply
On October 1, 2012, SCVWD’s 10 reservoirs were approximately 41% full with 68,439 acre-feet of water in storage. As reported by SCVWD, for the first quarter of the rainfall season that commenced on July 1, 2012 and ends on June 30, 2013, there was no measurable rainfall. As of September 30, 2012, San Jose Water Company’s Lake Elsman contained 448 million gallons of which approximately 228 million gallons can be utilized. In addition, there was no measurable rainfall at San Jose Water Company’s Lake Elsman for the first quarter of the rainfall season that commenced on July 1, 2012 and ends on June 30, 2013, which is typical for this time of year. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2012.
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
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP has aging infrastructure and many of its components are at the end of their useful lives, or they do not meet current structural and seismic requirements. The total planned project cost is $73,700 over five years. San Jose Water Company’s application requested revenue increases of $490, or 0.22% in 2011, $1,861, or 0.85% in 2012, $7,700, or 3.50% in 2013, $3,547, or 1.61% in 2014 and $843, or 0.38% in 2015 (all at the then current authorized rate of return). Evidentiary hearings were completed in April 2011. However, in July 2012, the CPUC reopened the proceeding seeking additional evidence in the case. San Jose Water Company submitted supplemental testimony on September 24, 2012. A decision on the application is now expected in 2013.
On May 2, 2011, San Jose Water Company filed Application No. 11-05-002 with the CPUC seeking authorization of an updated Cost of Capital (“COC”) for the period from January 1, 2012 through December 31, 2014. An all-party settlement agreement was announced by the CPUC on October 17, 2011 that provided San Jose Water Company a return on equity of 9.99%, a long-term cost of debt of 6.68% and a rate of return of 8.38%. This settlement was approved by the CPUC on July 12, 2012. Upon approval, the authorized rate of return of 8.38% became effective retroactively as of January 1, 2012. New rates for this updated authorized rate of return became effective September 1, 2012. The differential in revenue between when the authorized rate of return became retroactively effective (January 1, 2012) and when the rates were actually implemented (September 1, 2012) is tracked in a memorandum account. The final decision included a continuation of a Water Cost of Capital Mechanism (“WCCM”). This WCCM is a mechanism that allows an adjustment to authorized return on equity between COC filings. On October 15, 2012, San Jose Water Company filed an advice letter to adjust the authorized return on equity and rate of return due to the triggering of this WCCM. The WCCM was triggered when the differential between the 12 month average Moody's Aa utility bond index for the period October 2010 through September 2011 (5.04%) and October 2011 through September 2012 (3.92%) exceeded 100 basis points. With the WCCM triggered, the authorized return on equity must be adjusted by one-half of the difference. This produces an adjusted return on equity of 9.43%, which, in conjunction with the authorized capital structure and long-term cost of debt provides an authorized rate of return of 8.09%. This 8.09% rate of return will become effective January 1, 2013, pending CPUC authorization.
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. This general rate case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $2,599 in the balancing account, (2) disbursement of the over-collected balance of $650 accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company's revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. A general rate case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC’s Division of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. The general rate case has been proceeding on schedule and parties to the proceeding filed opening briefs on July 20, 2012 and reply briefs on August 7, 2012. A final decision in this proceeding is likely to occur in the fourth quarter of 2012 with new rates becoming effective January 1, 2013. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision is not reached by the end of 2012, San Jose Water Company will be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. CLWSC is also requesting the TCEQ for a rate base determination. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. Evidentiary hearings on these matters were conducted in March 2012 and in August 2012, and a TCEQ decision is expected sometime in the first quarter of 2013. Until final approval by the TCEQ, the 38% rate increase in October 2010 is subject to adjustment or refund.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2012, SJW Corp. generated cash flows from operations of approximately $57,400, compared to $49,000 for the same period in 2011. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes and changes in working capital items. Cash flow from operations increased by approximately $8,400. This increase was caused by a combination of the following factors: (1) collections of previously billed and accrued receivables, including the regulatory asset recorded in other current asset, increased by $2,600, (2) net collection of taxes receivable was $2,000 more than the prior period, and (3) general working capital and postretirement changes caused a $3,800 increase.
As of September 30, 2012, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2011. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the nine months ended September 30, 2012, SJW Corp. used approximately $67,700 of cash for company funded capital expenditures, $4,200 for developer funded capital expenditures, and $2,000 for acquisitions. Proceeds from the sale of SJW Land Company's real estate investment in Florida provided cash proceeds of $5,500.
Water Utility Services’ budgeted capital expenditures for 2012, exclusive of capital expenditures financed by customer contributions and advances, are $99,800. Included in this amount is $13,500 related to reinvestment in utility plant associated with CPUC Resolution L-411A. As of September 30, 2012, approximately $67,700 or 68% of the $99,800 has been spent.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $579,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and TCEQ approval. In addition, San Jose Water Company requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant. The total planned project cost is $73,500 over the next four years. A decision on the application is expected in 2013. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2012 decreased by approximately $53,000 from the same period in the prior year, primarily as a result of not obtaining additional financing in 2012.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of September 30, 2012, San Jose Water Company’s funded debt and equity were approximately 49% and 51%, respectively.
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

SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of September 30, 2012, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of September 30, 2012, San Jose Water Company’s funded debt was 49% of total capitalization and the net income available for interest charges was 356% of interest charges. As of September 30, 2012, San Jose Water Company is not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2012, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2012, SJWTX, Inc. and SJW Corp. are not restricted from issuing future indebtedness as a result of these terms and conditions.
As of September 30, 2012, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside as security for its Safe Drinking Water State Revolving Fund loans. At September 30, 2012, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $87,000. These lines of credit bear interest at variable rates. They will expire on September 1, 2014. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 2.25% for the first nine months of 2012. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2012, SJW Corp.’s funded debt was 55% of total capitalization and the net income available for interest charges was 293% of interest charges. As of September 30, 2012, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2012, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 385,120 shares of common stock of California Water Service Group as of September 30, 2012, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On October 24, 2012, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1775 per share of common stock. The dividend will be paid on December 3, 2012 to shareholders of record as of the close of business on November 5, 2012.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	October 31, 2012	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.