Form 10-K
period 2012-12-31
SJW CORP
filed 2013-02-28
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $337 million based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2013
Common Stock, $0.521 par value per share	18,694,785
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 24, 2013, are incorporated by reference into Part III of this Form 10-K where indicated.

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

•
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 10,600 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). Acequia has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 810—“Consolidation” with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

•
SJW Land Company, a wholly owned subsidiary of SJW Corp., was incorporated in 1985. SJW Land Company owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Connecticut, Texas, Arizona and Tennessee, and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. As of December 31, 2012, our Connecticut property was classified as held-for-sale.

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
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP has aging infrastructure and many of its components are at the end of their useful lives, or they do not meet current structural and seismic requirements. The total planned project cost is $73.7 million, over five years. San Jose Water Company’s application requested revenue increases of $0.5 million, or 0.22% in 2011, $1.9 million, or 0.85% in 2012, $7.7 million, or 3.50% in 2013, $3.5 million, or 1.61% in 2014 and $0.8 million, or 0.38% in 2015 (all at the then current authorized rate of return). Evidentiary hearings were completed in April 2011. However, in July 2012, the CPUC reopened the proceeding seeking additional evidence in the case. San Jose Water Company submitted supplemental testimony on September 24, 2012. The CPUC's Division of Ratepayer Advocates (“DRA”) submitted response testimony on November 21, 2012 and San Jose Water Company submitted rebuttal to DRA's testimony on December 20, 2012. In January 2013, the parties to the proceeding reached a preliminary settlement. The final settlement will be submitted for CPUC review in the second quarter of 2013. A decision on the application is now expected in the first half of 2013.
On May 2, 2011, San Jose Water Company filed Application No. 11-05-002 with the CPUC seeking authorization of an updated Cost of Capital (“COC”) for the period from January 1, 2012 through December 31, 2014. An all-party settlement agreement was announced by the CPUC on October 17, 2011 that provided San Jose Water Company a return on equity of 9.99%, a long-term cost of debt of 6.68% and a rate of return of 8.38%. This settlement was approved by the CPUC on July 12, 2012. Upon approval, the authorized rate of return of 8.38% became effective retroactively as of January 1, 2012. New rates for this updated authorized rate of return became effective September 1, 2012. The differential in revenue between when the authorized rate of return became retroactively effective (January 1, 2012) and when the rates were actually implemented (September 1, 2012) is tracked in a memorandum account. The final decision included continuation of a Water Cost of Capital Mechanism (“WCCM”). This WCCM is a mechanism that allows an adjustment to authorized return on equity between COC filings. On October 15, 2012, San Jose Water Company filed an advice letter to adjust the authorized return on equity and rate of return due to the triggering of this WCCM. The WCCM was triggered when the differential between the 12-month average Moody's Aa utility bond index for the period October 2010 through September 2011 (5.04%) and October 2011 through September 2012 (3.92%) exceeded 100 basis points. With the WCCM triggered, the authorized return on equity must be adjusted by one-half of the difference. This produces an adjusted return on equity of 9.43%, which, in conjunction with the authorized capital structure and long-term cost of debt provides an authorized rate of return of 8.09%. This 8.09% rate of return was authorized by the CPUC and became effective January 1, 2013.
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47.4 million, or 21.51% in 2013, $13.0 million, or 4.87% in 2014 and $34.8 million, or 12.59% in 2015. This general rate case filing also includes: (1) recovery of the under-collected balance of $2.6 million in the balancing account, (2) disbursement of the over-collected balance of $0.7 million accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company's revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. A general rate case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC’s Division of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. Parties to the proceeding filed opening briefs on July 20, 2012 and reply briefs on August 7, 2012. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Any difference between interim rates and approved rates will be tracked in a memorandum account and will be submitted for recovery or refund in the Company's next general rate case. On January 29, 2013, the administrative law judge issued a notice to reopen the record for the limited purpose of receiving and evaluating new information related to security and safety issues. On the same day, San Jose Water Company filed a motion to move the security and safety consideration to a second phase of the general rate case, which would provide for a more prompt resolution to the issues regarding revenue requirement. A pre-hearing conference regarding this matter was held on February 19, 2013, but an administrative law judge ruling regarding the bifurcation and scheduling related to the security and safety issues was not issued.
On June 1, 2012, San Jose Water Company filed Advice Letter No. 439A seeking authorization to increase revenues by $7.4 million, or approximately 3.00%, to offset increases from Santa Clara Valley Water District’s (“SCVWD”) groundwater production charges and treated water charges. The CPUC authorized this increase and the surcharges became effective on July 1, 2012.
CLWSC is subject to regulation by the Texas Commission on Environmental Quality (“TCEQ”). The TCEQ authorizes rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as necessary, but not more often than once every 12 months.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. CLWSC is also requesting the TCEQ for a rate base determination. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. Evidentiary hearings on these matters were concluded in March and August of 2012, and a TCEQ decision is expected sometime in the first quarter of 2013. Until final approval by the TCEQ, the 38% rate increase in October 2010 is subject to adjustment or refund.
Please also see Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Financial Information about Industry Segments
See Note 12 of Notes to Consolidated Financial Statements for information regarding SJW Corp.’s business segments.
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water service to approximately 227,000 connections that serve customers in portions of the cities of Cupertino and San Jose and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 10,600 connections that serve approximately 36,000 people in a service area comprising more than 240 square miles in the growing region between San Antonio and Austin, Texas. TWA has entered into arrangements with certain landowners in Gonzales County, Texas that provide for the development of a water supply project. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permit was approved unanimously by the groundwater district in Gonzales County.
San Jose Water Company also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna leases.
In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under the terms of a 25-year lease. The system is adjacent to the San Jose Water Company service area and has approximately 4,600 service connections. Under the terms of the lease, San Jose Water Company paid an up-front $6.8 million concession fee to the City of Cupertino that is amortized over the contract term. San Jose Water Company is responsible for all aspects of system operation including capital improvements.
The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in Water Utility Services’ service areas. Revenue, production costs and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher demand, warm summer months and lowest in the lower demand, cool winter months.

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
In 2012, the level of water in the Santa Clara Valley groundwater basin, which is managed by the SCVWD, remained comparable to the 30-year average level. On January 1, 2013, SCVWD’s 10 reservoirs were 53.5% full with 90,400 acre-feet of water in storage. As reported by SCVWD, the rainfall was approximately 157% of the seasonal average for the first six months of the rainfall season that commenced on July 1, 2012 and ends on June 30, 2013. As of December 31, 2012, San Jose Water Company’s Lake Elsman contained 1,248 million gallons. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 27.74 inches for the period from July 1, 2012 through December 31, 2012, which is 197% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2013.
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
Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment. In 2008, as part of routine replacement of infrastructure, San Jose Water Company identified legacy equipment containing elemental mercury which was released into the surrounding soil. San Jose Water Company has determined the release posed no risk of contamination to the water supply, notified the appropriate authorities and remediated the affected area. San Jose Water Company also identified 10 other potentially affected sites. Four of these sites have been remediated and San Jose Water Company is continuing its assessment of the remaining sites in conjunction with its infrastructure replacement program. SJW Corp. believes there will be no material financial impact related to this matter.
San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2012, SJW Corp. had 385 employees, of whom 344 were San Jose Water Company employees and 41 were CLWSC employees. At San Jose Water Company, 107 were executive, administrative or supervisory personnel, and 237 were members of unions. On November 23, 2010, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2011 through December 31, 2013. The agreements include a 2% wage increase in 2011, 2% in 2012 and 3% in 2013 for union workers as well as increases in medical co-pays and dental deductibles. As of December 31, 2012, CLWSC had 41 employees, of whom 9 were exempt and 32 were non-exempt employees. Non-exempt employees are subject to overtime but are not union represented.

Officers of the Registrant

Name	Age	Offices and Experience
D.R. Drysdale	57
San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.

C.S. Giordano	56
San Jose Water Company—Officer, Chief Engineer. Mr. Giordano has served as Chief Engineer since June 2007. From August 2000 to June 2007, Mr. Giordano was Director of Engineering and Construction. From January 1994 to August 2000, Mr. Giordano was Assistant Chief Engineer. Mr. Giordano has been with San Jose Water Company since 1994.

P. L. Jensen	53
San Jose Water Company—Senior Vice President, Regulatory Affairs. Mr. Jensen has served as Senior Vice President of Regulatory Affairs since October 2011. From July 2007 to October 2011, Mr. Jensen was Vice President of Regulatory Affairs. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.

J.P. Lynch	53
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

S. Papazian	37
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

W.R. Roth	60
SJW Corp.—President, Chief Executive Officer and Chairman of the Board of Directors of SJW Corp., San Jose Water Company, SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. Mr. Roth was appointed Chief Executive Officer of SJW Corp. in 1999 and President in 1996. Mr. Roth has been with San Jose Water Company since 1990.

W.L. Avila-Walker	49
San Jose Water Company—Controller. Ms. Avila-Walker has served as Controller since September 2009. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance.

R.S. Yoo	62
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
San Jose Water Company and CLWSC are regulated public utilities. The operating revenue of San Jose Water Company and CLWSC result primarily from the sale of water at rates authorized by the CPUC and the TCEQ, respectively. The CPUC and TCEQ set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on shareholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of San Jose Water Company and CLWSC. Consequently, our revenue and operating results depend upon the rates which the CPUC and TCEQ authorize.
In our applications for rate approvals, we rely upon estimates and forecasts to propose rates for approval by the CPUC or TCEQ. No assurance can be given that our estimates and forecasts will be accurate or that the CPUC or TCEQ will agree with our estimates and forecasts and approve our proposed rates. To the extent our authorized rates may be too low, revenues may be insufficient to cover Water Utility Services’ operating expenses, capital requirements and SJW Corp.’s historical dividend rate. In addition, delays in approving rate increases may negatively affect our operating results and our operating cash flows.
In addition, policies and regulations promulgated by the regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real utility property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow San Jose Water Company and CLWSC to accomplish some or all of the items listed above, Water Utility Services’ future operating results may be adversely affected. Further, from time to time, the commissioners at the CPUC and the TCEQ change. For example, in California, the Governor appointed three new commissioners to the CPUC in 2011 and another in 2012. Such changes could lead to changes in policies and regulations. There can be no assurance that the resulting changes in policies and regulation will not adversely affect our operating results or financial condition.
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
San Jose Water Company continues to utilize Pacific Gas & Electric’s time of use rate schedules to minimize its overall energy costs primarily for groundwater pumping. Optimization and energy management efficiency is achieved through the implementation of Supervisory Control and Data Acquisition system software applications that control pumps based on demand and cost of energy. An increase in demand or a reduction in the availability of surface water or import water could result in the need to pump more water during peak hours which may adversely affect the operating results of San Jose Water Company.
CLWSC’s primary water supply is 6,700 acre-feet of water which is pumped from Canyon Lake at two lake intakes and other sources, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. While providing a committed long-term water supply for future demand, the take-or-pay contract may increase the cost of water for existing customers, and there is no assurance that future demands up to committed supply volume will occur. Texas, similar to California, faces similar operating challenges as described above and long-term water supply constraints. (See also Part I, Item 1, “Water Supply”).
Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.
Water Utility Services’ operations are seasonal, thus quarterly fluctuation in results of operations may be significant. Rainfall and other weather conditions also affect the operations of Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged or required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues. Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, water conservation is a regulatory goal and, in time of drought, may become a political mandate. There is no assurance that Water Utility Services’ will be able to recover the cost of programs implemented by regulatory or governmental authorities to achieve water conservation objectives. (See also Part I, Item 1, “Water Supply”).

A contamination event or other decline in source water quality could affect the water supply of Water Utility Services and therefore adversely affect our business and operating results.
Water Utility Services is required under environmental regulations to comply with water quality requirements. Through water quality compliance programs, Water Utility Services continually monitors for contamination and pollution of its sources of water. In addition, a watershed management program provides a proactive approach to minimize potential contamination activities. There can be no assurance that Water Utility Services will continue to comply with all applicable water quality requirements. In the event a contamination is detected, Water Utility Services must either commence treatment to remove the contaminant or procure water from an alternative source. Either of these results may be costly, may increase future capital expenditures and there can be no assurance that the regulators would approve a rate increase to enable us to recover the costs arising from these remedies. In addition, we could be held liable for consequences arising from hazardous substances in our water supplies or other environmental damages. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
Water Utility Services is subject to litigation risks concerning water quality and contamination.
Although Water Utility Services has not been and is not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If Water Utility Services is subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage. A pollution liability policy is in place, but is subject to exclusions and limitations built into the policy. Costs for defense are included within the limit of insurance on the pollution liability policy.
New or more stringent environmental regulations could increase Water Utility Services’ operating costs and affect its business.
Water Utility Services’ operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies.
New or more stringent environmental and water quality regulations could increase Water Utility Services’ water quality compliance costs, hamper Water Utility Services’ available water supplies, and increase future capital expenditure.
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
Water Utility Services has implemented monitoring activities and installed specific water treatment improvements in order to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. New or more stringent environmental standards could be imposed that will raise Water Utility Services’ operating costs, including requirements for increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. There are currently limited regulatory mechanisms and procedures available to the Company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.
Water Utility Services rely on information technology and systems that are key to business operations. A system malfunction or security breach could adversely affect business operations.
Information technology is key to the operation of Water Utility Services, including but not limited to payroll, general ledger activities, bill remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate our distribution system. Among other things, system malfunctions and security breaches could prevent us from operating or monitoring our facilities, billing accurately and timely analysis of financial results. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are breached.

The water utility business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. If SJW Corp. is unable to obtain sufficient capital or if the rates at which we borrow increase, there would be a negative impact on our results of operations.
The water utility business is capital-intensive. Expenditure levels for renewal and modernization of the system will grow at an increasing rate as components reach the end of their useful lives. SJW Corp. funds capital expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances and borrowings. We cannot provide any assurance that the historical sources of funds for capital expenditures will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. A significant change in any of the funding sources could impair the ability of Water Utility Services to fund its capital expenditures, which could impact our ability to grow our utility asset base and earnings. Any increase in the cost of capital through higher interest rates or otherwise could adversely affect our results of operations.
Our ability to raise capital through equity or debt may be affected by the economy and condition of the debt and equity markets. Disruptions in the capital and credit markets or further deteriorations in the strength of financial institutions could adversely affect SJW Corp.’s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.’s cost of capital. Furthermore, equity financings may result in dilution to our existing shareholders and debt financings may contain covenants that restrict the actions of SJW Corp. and its subsidiaries.
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
We distribute water through an extensive network of mains and store water in reservoirs and storage tanks located across our service areas. A substantial portion of Water Utility Services distribution system was constructed during the period from 1945 to 1980. A failure of major mains, reservoirs, or tanks could result in injuries and damage to residential and/or commercial property for which we may be responsible, in whole or in part. The failure of major mains, reservoirs or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by governmental regulators, which could adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.
SJW Land Company has a significant real estate portfolio that is subject to various business and investment risks.
SJW Land Company owns a diversified real estate portfolio in multiple states. The risks in investing directly in real estate vary depending on the investment strategy and investment objective and include the following risks:

•	Liquidity risk—real estate investment is illiquid. The lag time to build or reduce the real estate portfolio is long.

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

The success of SJW Land Company’s real estate investment strategy depends largely on ongoing local, state and federal land use development activities and regulations, future economic conditions, the development and fluctuations in the sale of the undeveloped properties, the ability to identify the developer/potential buyer of the available-for-sale real estate, the timing of the transaction, favorable tax law, and the ability to maintain and manage portfolio properties. There is no guarantee that we will be able to execute the strategy successfully and failure to do so may aversely affect our operating results and financial condition.
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
Our business strategy, which includes acquiring water systems and expanding non-tariffed services, will expose us to new risks which could have a material adverse effect on our business.
Our business strategy focuses on the following:
(1) Regional regulated water utility operations;
(2) Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California and the TCEQ in Texas; and
(3) Out-of-region water and utility related services, primarily in the Western United States.
The execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs and divert management’s time and resources. Any future acquisition we decide to undertake may impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls.
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
(1) the level of capital requirements;
(2) the ability of San Jose Water Company to raise rates through the Cupertino City Council; and
(3) the level of operating and maintenance expenses.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, diversion facilities, wells, distribution storage of approximately 276 million gallons, and all water facilities, equipment, office buildings and other property necessary to supply its customers.
San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s groundwater pumping stations have a production capacity of approximately 277 million gallons per day and the present capacity for taking purchased water is approximately 179 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2012, a maximum and average of 184 million gallons and 122 million gallons of water per day, respectively, were delivered to the system.
CLWSC maintains a service area that covers approximately 240 square miles located in the southern region of the Texas hill country in Comal and Blanco counties. Our service area surrounds an 8,200 surface acre reservoir (Canyon Lake). Production wells are located in an unregulated portion of the Trinity aquifer and have the ability to pump a combined 2.8 billion gallons annually. CLWSC has contracts for 1.9 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates two surface water treatment plants with a combined production capacity of 6.5 million gallons per day. CLWSC has 495 miles of transmission and distribution mains and maintains 67 storage tanks with a total storage capacity of 6.9 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 60,000 gallons per day.
Water Utility Services hold all of its principal properties in fee, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

As of December 31, 2012, SJW Land Company owns approximately 85 acres of property in the states of Connecticut, Texas, Arizona and Tennessee and approximately five undeveloped acres of land and two acres of land with commercial properties primarily in the San Jose metropolitan area. SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. One of our California properties is owned by such partnership. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. The following table is a summary of SJW Land Company properties described above:

				% for Year Ended December 31, 2012 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	14%	13%
Warehouse building *	Windsor, Connecticut	17	170,000	16%	12%
Warehouse building **	Orlando, Florida	8	147,000	5%	(16)%
Retail building	El Paso, Texas	2	14,000	6%	2%
Warehouse building	Phoenix, Arizona	11	176,000	17%	13%
Warehouse building ***	Knoxville, Tennessee	30	361,500	3%	21%
Commercial building ***	Knoxville, Tennessee	15	135,000	39%	55%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*	On February 1, 2013, SJW Land Company closed the sale of its Connecticut warehouse building.

**
On August 8, 2012, SJW Land Company closed the sale of its Florida warehouse building. Revenue and expense amounts are through the sale closing date. Expense amount is net of the gain on sale of property.

***
The Company's warehouse and commercial buildings in Knoxville, Tennessee have been fully leased out. On August 14, 2012, SJW Land Company entered into a lease with a single tenant for approximately 50,000 square feet of office space and approximately 25,000 square feet of space in the warehouse building. The lease commences on or about July 1, 2013 and is a modified full service lease with an initial fifteen-year term and four five-year term options. On October 16, 2012, SJW Land Company entered into a lease agreement for approximately 326,000 square feet of the warehouse building. The lease commenced on November 1, 2012 and is a modified net lease with an initial five-year and four-month term and two three-year options.

Item 3.	Legal Proceedings
SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.’s business, financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
SJW Corp.’s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Corp.’s common stock for each quarter in the 2012 and 2011 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 14 of “Notes to Consolidated Financial Statements” in Part II, Item 8.
As of December 31, 2012, there were 466 record holders of SJW Corp.’s common stock.
Dividends
Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 277 consecutive quarters and the annual dividend amount has increased in each of the last 45 years. Additional information as to the cash dividends paid on common stock in 2012 and 2011 is contained in the section captioned “Dividend per share” in the tables set forth in Note 14 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2012. The comparison assumes $100 was invested on December 31, 2007 in SJW Corp.’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Corp., a Water Utility Index and the S&P 500 Index
The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T:

	2007	2008	2009	2010	2011	2012
SJW Corp.	100	88	69	83	76	88
Water Utility Index	100	98	98	116	132	157
S&P 500 Index	100	63	80	92	94	109

The Water Utility Index is the 9 water company Water Utility Index prepared by Wells Fargo Securities, LLC.

Item 6.	Selected Financial Data
FIVE YEAR STATISTICAL REVIEW
SJW Corp. and Subsidiaries

	2012	2011	2010	2009	2008
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$261,547	238,955	215,638	216,097	220,347
Operating expense:
Purchased water	66,106	54,317	43,557	45,317	48,291
Power	5,796	5,394	6,429	6,582	7,559
Groundwater extraction charges	23,940	20,997	26,614	31,635	34,368
Other production costs	11,445	11,345	10,702	10,074	9,871
Administrative and general	42,812	39,136	38,184	35,445	30,207
Maintenance	13,350	13,261	12,242	13,172	13,123
Property taxes and other non-income taxes	9,703	8,921	7,907	8,549	6,793
Depreciation and amortization	33,098	31,193	28,331	25,643	24,043
Impairment on real estate investment	—	—	3,597	—	—
Total operating expense	206,250	184,564	177,563	176,417	174,255
Operating income	55,297	54,391	38,075	39,680	46,092
Interest expense, other income and deductions	(17,437)	(18,947)	3,071	(14,229)	(10,597)
Income before income taxes	37,860	35,444	41,146	25,451	35,495
Provision for income taxes	15,542	14,566	16,740	10,280	14,034
Net income	22,318	20,878	24,406	15,171	21,461
Dividends paid	13,231	12,823	12,603	12,202	11,875
CONSOLIDATED PER SHARE DATA (BASIC)
Net income	1.20	1.12	1.32	0.82	1.17
Dividends paid	0.71	0.69	0.68	0.66	0.65
Shareholders’ equity at year-end	14.74	14.21	13.76	13.67	13.81
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$1,216,235	1,112,127	1,036,909	944,026	878,743
Less accumulated depreciation and amortization	384,675	355,914	322,102	298,921	272,562
Net utility plant	831,560	756,213	714,807	645,105	606,181
Net real estate investment	65,187	78,542	80,089	80,812	82,489
Total assets	1,087,499	1,038,810	935,362	878,474	850,877
Capitalization:
Shareholders’ equity	274,604	264,004	255,032	252,756	254,326
Long-term debt, less current portion	335,598	343,848	295,704	246,879	216,613
Total capitalization	$610,202	607,852	550,736	499,635	470,939
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection	$1,101	1,010	916	920	914
Investment in utility plant per connection	$5,119	4,702	4,407	4,019	3,751
Connections at year-end	237,600	236,500	235,300	234,900	234,300
Miles of main at year-end	2,893	2,915	2,883	2,881	2,814
Water production (million gallons)	47,655	46,033	45,493	47,900	51,961
Maximum daily production (million gallons)	190	181	196	192	204
Population served (estimate)	1,071,000	1,066,000	1,060,600	1,058,800	1,056,100

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company, is a public utility in the business of providing water service to approximately 10,600 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than nonregulated industries.
SJW Land Company, a wholly owned subsidiary, owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Connecticut, Texas, Arizona and Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. As of December 31, 2012, our Connecticut property was classified as held-for-sale.
Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permit was approved unanimously by the groundwater district in Gonzales County.
Business Strategy for Water Utility Services
SJW Corp. focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)	Regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC in California and the TCEQ in Texas; and

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
Business Strategy for Real Estate Services
SJW Corp.’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land and owns and operates a portfolio of commercial buildings in the states of California, Connecticut, Texas, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company implements its investment strategy by managing income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company’s real estate investments diversify SJW Corp.’s asset base.
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
Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services’ estimates is determined. San Jose Water Company also recognizes balancing and memorandum accounts in its revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Revenues include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.

Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized for the years ending December 31, 2012, 2011 or 2010.
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
The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, the revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (if any), and other approved activities.
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between rate cases, the Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980, subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
It is typical for the CPUC to incorporate any over-collected and/or under-collected balances in balancing or memorandum accounts into customer rates at the time rate decisions are made as part of the Company’s general rate case proceedings by assessing temporary surcredits and/or surcharges. In the case where the Company’s balancing or memorandum-

type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, the Company can request the CPUC to recognize the amounts in such accounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter.
Factors Affecting Our Results of Operations
SJW Corp.’s financial condition and results of operations are influenced by a variety of factors including the following:

•	economic utility regulation;

•	infrastructure investment;

•	compliance with environmental, health and safety standards;

•	production costs;

•	customer growth;

•	water usage per customer; and

•	weather.
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
San Jose Water Company employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, the revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (if any), and other approved activities. Rate recovery for the balances in these memorandum accounts is generally allowed in a subsequent general rate case. San Jose Water Company also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges and pension costs for later rate recovery.
Regulatory risk is mitigated by use of a forward-looking test year which allows the return on and return of utility plant on a forecasted basis as it is placed in service, and in some cases interim rate relief is allowed in the event of regulatory lag.
Pursuant to Texas regulation, CLWSC employs a historical test year but requested rates can be placed into effect after sixty days, which may alleviate regulatory lag. Additionally, rate cases may be filed as necessary, but not more often than once every 12 months.
Infrastructure Investment
The water utility business is capital-intensive. In 2012 and 2011, Company-funded capital improvements were $99,635 and $62,439, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $104,565 in 2013 and $639,055 over the next five years, subject to CPUC and TCEQ approval. Included in these amounts is approximately $73,500 related to upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. SJW Corp. funds these expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances, equity issuances and borrowings. SJW Corp. relies upon a line of credit, which will expire on September 1, 2014, to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2012 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
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
Production Costs
Water Utility Services’ operations require significant production inputs which result in significant production costs. These costs include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2012, production costs accounted for approximately 52% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territory. During 2012, 2011 and 2010, we had cash outflows of $2,280, $4,040 and $3,504, respectively, for acquisitions and water rights which will allow us to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Change in Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations. San Jose Water Company residential usage increased 4.3% and 2.3% from 2011 to 2012 and 2010 to 2011, respectively. San Jose Water Company business usage increased 5.0% and decreased 1.2% from 2011 to 2012 and 2010 to 2011, respectively. In addition, 2012 residential and business usage was 7.7% and 2.2%, respectively, lower than the amount authorized in our 2010-2012 general rate case. Residential and business usage in 2011 was 11.6% and 6.8%, respectively, lower than the amount authorized in our 2010-2012 general rate case. CLWSC residential and business usage decreased 16.7% and increased 23.2% from 2011 to 2012 and 2010 to 2011, respectively.
Water Supply
Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water is affected by weather conditions, in particular during the warmer months. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for outside irrigation of lawns and landscaping. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. These restrictions may be imposed at a regional or state level and may affect our service areas regardless of our readiness to meet unrestricted customer demands. San Jose Water Company believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD, will be sufficient to meet customer demand for 2013. In addition, San Jose Water Company actively works with the SCVWD to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CLWSC believes that they will also be able to meet customer demand for 2013 with their water supply which consists of groundwater from wells and purchased raw water from the GBRA.

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
Overview
SJW Corp.’s consolidated net income for the year ended December 31, 2012 was $22,318, compared to $20,878 for the same period in 2011. This represents an increase of $1,440 or 7%, from 2011. The increase was primarily attributable to higher revenues in 2012 due to cumulative rate increases, an increase in usage, and recognition of certain balancing and memorandum accounts, partially offset by the Mandatory Conservation Revenue Adjustment Memorandum (“MCRAM”) account that was recognized in 2011. The increase was further offset by increases in water production costs, administrative and general expenses, and depreciation expense due to increased depreciable assets.
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2012	2011	2010
Water Utility Services	$256,555	234,346	212,078
Real Estate Services	4,992	4,609	3,560
	$261,547	238,955	215,638

The change in consolidated operating revenues was due to the following factors:

	2012 vs. 2011 Increase/(decrease)		2011 vs. 2010 Increase/(decrease)
Water Utility Services:
Consumption changes	$5,546	2%	$3,429	2%
Increase in customers	1,265	1%	706	—%
Rate increases	17,588	7%	12,393	6%
MCRAM	(5,740)	(2)%	5,740	3%
Balancing and memorandum accounts	3,550	1%	—	—%
Real Estate Services	383	—%	1,049	—%
	$22,592	9%	$23,317	11%

2012 vs. 2011
The revenue increase consists of $22,209 from Water Utility Services and $383 from Real Estate Services.
The revenue increase for Water Utility Services primarily consists of increases in rates approved by the CPUC for an escalation increase in our 2010-2012 general rate case and an increase intended to offset the SCVWD's increases to purchased water and groundwater extraction charges. In addition, customer consumption increased primarily due to a drier 2012 through nine months of the year compared to the same period in 2011. The Company also recognized revenue related to certain balancing and memorandum accounts as management determined they were probable of recovery or refund in future rates. The increase is offset by the Mandatory Conservation Revenue Adjustment Memorandum account that was recognized in December 2011.
The revenue increase for Real Estate Services was primarily the result of increased rental income from our Tennessee property. The current tenant has leased the second floor of the office building for the full year in 2012, compared to only five months in 2011. The distribution center also has a new tenant which resulted in additional lease income that commenced in November 2012.

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
The revenue increase for Real Estate Services was primarily the result of increased rental income from our Tennessee property. The current tenant has leased the first and third floors of the office building for the full year in 2011, compared to only three months in 2010. In addition, the same tenant began leasing the second floor of the office building in August 2011.
Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:

Operating Revenue by Customer Group

	2012	2011	2010
Residential and business	$234,278	216,747	195,431
Industrial	1,106	1,086	1,031
Public authorities	10,706	10,008	9,306
Others	6,915	6,505	6,310
Balancing and memorandum accounts	3,550	—	—
	$256,555	234,346	212,078
During the fourth quarter of 2011 the CPUC approved the revenue related to the MCRAM. Included in the amounts above is $5,344 in residential and business, $23 in industrial, $333 in public authorities and $40 in others related to the MCRAM.

Number of Customers

	2012	2011	2010
Residential and business	232,169	231,122	229,933
Industrial	78	79	75
Public authorities	1,408	1,419	1,447
Others	3,945	3,880	3,845
	237,600	236,500	235,300

Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2012	2011	2010
Water Utility Services	$201,936	179,293	168,115
Real Estate Services	3,379	3,240	6,858
All Other	935	2,031	2,590
	$206,250	184,564	177,563

The change in consolidated operating expenses was due to the following factors:

	2012 vs. 2011 Increase/(decrease)		2011 vs. 2010 Increase/(decrease)
Water production costs:
Change in surface water supply	$5,338	3%	$265	—%
Change in usage and new customers	3,172	2%	743	1%
Purchased water and groundwater extraction charge and energy price increase	6,724	4%	3,743	2%
Total water production costs	15,234	9%	4,751	3%
Administrative and general	3,676	2%	952	—%
Maintenance	89	—%	1,019	1%
Property taxes and other non-income taxes	782	—%	1,014	1%
Depreciation and amortization	1,905	1%	2,862	1%
Impairment on real estate investment	—	—%	(3,597)	(2)%
	$21,686	12%	$7,001	4%
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
Surface water is the least expensive source of water. The following table presents the change in sources of water supply for Water Utility Services:

	Source of Water Supply
	2012	2011	2010
	(million gallons) (MG)
Purchased water	31,230	27,549	22,767
Groundwater	13,465	13,029	17,125
Surface water	2,409	5,059	5,203
Reclaimed water	551	396	398
	47,655	46,033	45,493
Average water production cost per MG	$2,251	2,000	1,919

Water production in 2012 for Water Utility Services increased 1,622 million gallons from 2011. Water production in 2011 increased 540 million gallons from 2010. The changes are primarily attributable to changes in consumption by customers and are consistent with the related water production changes.
The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends on June 30. The contract water rate for SCVWD’s fiscal years 2013, 2012 and 2011 was $2.2, $2.1 and $1.9 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $1.9, $1.7 and $1.6 per million gallons for SCVWD's fiscal years 2013, 2012 and 2011.
Unaccounted-for water for 2012 and 2011 approximated 5.9% and 6.8%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.

The various components of operating expenses are discussed below.
Water production costs
2012 vs. 2011
Water production costs increased due to $6,724 in net higher per unit costs paid for purchased water, groundwater extraction and energy charges, $5,338 in increased water supply costs due to decreased availability of surface water supply in 2012 compared to 2011 and an increase in customer usage of $3,172.
2011 vs. 2010
Water production costs increased due to $3,743 in net higher per unit costs paid for purchased water, groundwater extraction and energy charges, an increase in customer usage of $743 and $265 in increased water supply costs due to decreased availability of surface water supply in 2011 compared to 2010.
Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.
2012 vs. 2011
Administrative and general expense increased $3,676 in 2012, or 9%, in comparison to 2011. The increase consisted primarily of: (1) $2,408 in pension and retirement expenses due to a decreasing discount rate and the decline in return on pension plan assets, (2) $1,652 in contracted work primarily due to water conservation efforts related to the recycled water retrofit program, (3) $680 in regulatory fees primarily related to the pass-through surcharge collected from customers that is paid to the CPUC and an increase in rate case expenses. The surcharge is recorded both in operating revenues and administrative and general expenses, offset by (4) $370 decrease in legal and accounting fees and (5) $694 decrease in miscellaneous expenses. SJW Corp. anticipates increases in 2013 for healthcare costs as well as depreciation expense and property taxes and other non-income taxes due to increases in utility plant.
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
Maintenance Expense
Maintenance expense increased $89 in 2012, or 1%, in comparison to 2011, and increased $1,019 in 2011, or 8%, in comparison to 2010. The increase in 2012 consisted primarily of: (1) $93 in transportation and fuel expense, (2) $66 in license and permit fees, (3) $28 in miscellaneous expenses, offset by (4) $98 decrease in salaries, repairs and maintenance due to an increase in work on capital projects. The increase in 2011 consisted primarily of: (1) $673 increase in contracted work, paving, and materials and supplies as a result of an increase in main leak repairs, (2) $596 due to salary increases and a decrease in time charged to capital projects and (3) $250 decrease in miscellaneous expenses. In addition, the level of maintenance expense varies with the level of public work projects instituted by local government agencies, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.’s facilities.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2012 and 2011 increased $782 and $1,014 from prior years, respectively. The increases were primarily a result of increased utility plant.
Depreciation and Amortization
Depreciation and amortization expense increased $1,905 in 2012, or 6%, in comparison to 2011, and increased $2,862 in 2011, or 10%, in comparison to 2010. The increase in both years was due to increases in utility plant.
Other Income and Expense
The change in other (expense) income in 2012 compared to 2011 was primarily due to a gain from the sale of our Florida warehouse real estate property of $910 and recognition of $912 in income from a non-refundable developer deposit. Interest expense, including interest on long-term debt and mortgages, increased $510, or 3%, in 2012 compared to 2011. This increase is primarily due to a full year of interest expense on SJW Corp.'s senior note which was issued in June 2011, offset by a decrease in mortgage interest as a result of the sale of the Florida property and a decrease in interest expense due to decreased borrowings on the line of credit.
The change in other (expense) income in 2011 compared to 2010 was primarily due to the sale of 907,392 shares of California Water Service Group stock in 2010. No similar sale occurred in 2011. Interest expense, including interest on long-term debt and mortgages, increased $1,992, or 11%, in 2011 compared to 2010. In June 2011, SJW Corp. entered into a note agreement with the Prudential Insurance Company of America, pursuant to which the Company sold an aggregate principal amount of $50,000 of its 4.35% senior notes. In addition, San Jose Water Company incurred a full year of interest on its California Pollution Control Financing Authority revenue bonds which were issued in June 2010.
SJW Corp.’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs was 6.3%, 6.3% and 6.6% for the years ended December 31, 2012, 2011 and 2010, respectively.
Provision for Income Taxes
Income tax expense for 2012 was $15,542, compared to $14,566 in 2011. The effective consolidated income tax rate was 41% for 2012, 2011 and 2010. Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for the reconciliation of actual to expected income tax expense.
Other Comprehensive Income (Loss)
Other comprehensive income in 2012 was $36, net of tax, due to an increase in the market value of the investment in California Water Service Group. Other comprehensive loss in 2011 was $85, net of tax, due to a decrease in the market value of the investment in California Water Service Group.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers’ on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Corp. operates. Payment delinquencies are mitigated by service interruptions due to non-payment. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost of living. As of December 31, 2012, the change in the number of customers has been minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Funds collected from Water Utility Services’ customers are used to pay for water production costs, in addition to all costs associated with general operations. Funds were also generated from the sale of SJW Land Company's real estate investment in Florida and borrowings from the line of credit. From these amounts, SJW Corp. paid cash dividends of approximately $13,231 and funded its working capital in 2012. The remaining amount is available to fund SJW Corp.’s capital expenditure program.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Corp.’s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2012 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
In 2012, the common dividends declared and paid on SJW Corp.’s common stock represented 59% of net income for 2012. Dividends have been paid on SJW Corp.’s and its predecessor’s common stock for 277 consecutive quarters and the annual dividend amount has increased in each of the last 45 years. While historically SJW Corp. has paid dividends equal to approximately 50% to 60% of its net income, SJW Corp. cannot guarantee that trend will continue in the future.
Cash Flow from Operations
In 2012, SJW Corp. generated cash flow from operations of approximately $74,400, compared to $64,200 in 2011 and $37,200 in 2010. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, impairment on real estate investments and changes in working capital items. Cash flow from operations increased in 2012 by approximately $10,200. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains and losses from asset activity decreased $1,900, (2) collections of previously billed and accrued receivables, including the regulatory asset recorded in other current asset, increased by $13,100, (3) net collection of taxes receivable was $6,200 more than the prior year, (4) recognition of the balancing and memorandum accounts drove a decrease of $3,600 and (5) general working capital and postretirement changes caused a $3,600 decrease. The increase in 2011 by approximately $27,000 was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains and losses from asset activity increased $23,000, (2) net collection of taxes receivable was $7,400 more than the prior year, (3) net payments for postretirement benefits drove an increase of $2,500, (4) collections of previously billed and accrued receivables, including the regulatory asset recorded in other current asset, drove a decrease of $6,000 and (5) general working capital changes caused a $100 increase.
Cash Flow from Investing Activities
In 2012, SJW Corp. used approximately $99,600 of cash for Company funded capital expenditures, $6,200 for developer funded capital expenditures, and $2,300 for acquisitions and rights to provide water service. Proceeds from the sale of SJW Land Company's real estate investment in Florida provided cash proceeds of $5,500. In 2011, SJW Corp. used approximately $62,400 of cash for Company funded capital expenditures, $7,300 for developer funded capital expenditures, and $4,000 for acquisitions which primarily related to the accelerated closing of our asset acquisition from Bexar Metropolitan Water District and rights to provide water service. In 2010, SJW Corp. used approximately $95,500 of cash for Company funded capital expenditures, $4,400 for developer funded capital expenditures, $4,500 for real estate investments which relate to the leasehold improvement additions for the office building located in Knoxville, Tennessee, and $3,500 for acquisitions. These uses were offset by proceeds of $33,900 related to the sale of California Water Service Group stock.
Water Utility Services budgeted capital expenditures for 2013, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2013
Water treatment	$803	1%
Source of supply	8,962	9%
Reservoirs and tanks	15,459	15%
Pump stations and equipment	11,068	11%
Equipment and other	7,660	7%
Recycled water	7,379	7%
Distribution system	53,234	50%
	$104,565	100%

The 2013 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $53,234 is approximately $38,710 that is planned to be spent to replace Water Utility Services’ pipes and mains. Historically, amounts have been carried over from previous years’ budgets. Approximately $9,642 has been carried over from prior years’ budgets and is included in the table above. In addition, $10,000 is included in the table above related to reinvestment in utility plant associated with the American Taxpayer Relief Act of 2012, which extended bonus depreciation for property placed in service before January 1, 2014.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $565,555 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and TCEQ approval. In addition, San Jose Water Company requested the CPUC's approval of upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. The total planned project cost is $73,500 over the next four years. A decision on the application is now expected in the first half of 2013. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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

Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2012 decreased by approximately $31,000 from the same period in the prior year. The decrease was primarily due to no long-term borrowings in 2012, compared to $50,000 in SJW Corp. unsecured senior notes issued in 2011. This decrease was offset by an increase in net borrowings on the line of credit compared to the same period in the prior year. SJW Corp.’s cash management policy is to issue long-term debt to pay down borrowings on the lines of credit. As such, when long-term borrowings are high, borrowings on the line of credit tend to be low and when long-term borrowings are low, borrowings on the line of credit tend to be high.
SJW Corp., SJW Land Company and San Jose Water Company have lines of credit totaling $90,000, of which $3,000 has been set aside as security for its California Department of Water Resources’ Safe Drinking Water State Revolving Fund (“SDWSRF”) loans as of December 31, 2012. Our drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Corp. expects to periodically draw down on the lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital—Water Utility Services” below.
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
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of December 31, 2012, San Jose Water Company's funded debt and equity were approximately 48% and 52%, respectively. The average borrowing rate of San Jose Water Company’s long-term debt was 6.7% as of December 31, 2012.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines. SJW Corp. filed a Form S-3 for $50,000 in shares of common stock which became effective on December 21, 2012.
SJW Corp. has outstanding a $50,000 unsecured senior note as of December 31, 2012. The senior note has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2012, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $200,000 of unsecured senior notes as of December 31, 2012. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2012, San Jose Water Company’s funded debt was 48% of total capitalization and the net income available for interest charges was 345% of interest charges. As of December 31, 2012, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2012. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2012, San Jose Water Company was in compliance with all such covenants.
San Jose Water Company has received two loans in the aggregate principal amount of $3,076 from the California Department of Water Resources’ SDWSRF for the retrofit of San Jose Water Company’s water treatment plants. Terms of these loans require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39% and 2.60%. The outstanding balance as of December 31, 2012 is $2,281.
SJWTX, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000 of senior notes as of December 31, 2012. The senior note agreement has terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2012, SJWTX, Inc. is in compliance with all terms and conditions. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2012, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
Real Estate Services
As of December 31, 2012, SJW Land Company’s outstanding balance of mortgages related to acquiring properties in various states totaled $20,556. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties. The average borrowing rate of SJW Land Company mortgages is 5.77%.
As of December 31, 2012, SJW Land Company also had an outstanding mortgage loan in the amount of $3,153 borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company.
SJW Corp. and its Subsidiaries
SJW Corp. and its subsidiaries consolidated long-term debt was 56% of total capitalization as of December 31, 2012. Management believes that SJW Corp. is capable of obtaining future long-term capital to fund regulated and nonregulated growth opportunities and capital expenditure requirements.
As of December 31, 2012, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside as security for its SDWSRF loans. At December 31, 2012, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $71,700. These lines of credit bear interest at variable rates. They will expire on September 1, 2014. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 1.44% for 2012. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2012, SJW Corp’s funded debt was 56% of total capitalization and the net income available for interest charges was 288% of interest charges. As of December 31, 2012, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2012, San Jose Water Company was in compliance with all covenants.
Off-Balance Sheet Arrangement/Contractual Obligations
SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.

SJW Corp.’s contractual obligations and commitments as of December 31, 2012 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$215,000	—	—	—	215,000
SJW Land Company mortgages	20,556	5,199	725	14,632	—
Advances for construction, San Jose Water Company	68,277	2,326	4,651	4,651	56,649
SDWSRF loan, San Jose Water Company	2,281	97	290	304	1,590
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	3,153	100	218	245	2,590
California Pollution Control Financing Authority Revenue Bonds, San Jose Water Company	50,000	—	—	—	50,000
Senior note, SJW Corp.	50,000	—	—	—	50,000
Total contractual cash obligation	$409,267	7,722	5,884	19,832	375,829
Total interest on contractual obligations	$346,257	20,839	41,348	40,446	243,624

In addition to the obligations listed above, San Jose Water Company issued two standby letters of credit with a commercial bank in the amounts of $2,000 and $1,000 in support of its $1,456 and $871 SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December and the amount of coverage can be reduced as the loan principal balance decreases.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2012, 2011 and 2010, San Jose Water Company purchased from SCVWD 22,800 million gallons ($48,800), 21,900 million gallons ($43,500) and 21,200 million gallons ($40,300), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company expects to purchase from SCVWD a minimum of 90% of the delivery schedule, or 20,800 million gallons ($46,000) of water at the current contract water rate of $2.2 per million gallons in the year ending December 31, 2013. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available. The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends on June 30. The contract water rate for SCVWD’s fiscal years 2013, 2012 and 2011 was $2.2, $2.1 and $1.9 per million gallons, respectively.
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
San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2012, San Jose Water Company contributed $9,766 and $596 to the pension plan and other post retirement benefit plan, respectively. In 2013, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,300 to the pension plan and other post retirement benefit plan. The amount of required contributions for years thereafter is not actuarially determinable.
San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan and a Special Deferral Election Plan. Under these benefit plans, San Jose Water Company is committed to pay approximately $655 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CLWSC purchases water from GBRA under terms of agreements expiring in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,700 acre-feet per year of water supply from Canyon Lake and other sources. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60 day written notice on the proposed adjustment.

444 West Santa Clara Street, L.P.
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm owns the remaining 30% limited partnership interest. A commercial building was constructed on the property of 444 West Santa Clara Street, L.P. and is leased to an international real estate firm. The lease expires in August 2019. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810.
Impact of Recent Accounting Pronouncements
In July 2012, the FASB issued guidance regarding indefinite-lived intangibles impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The new guidance would be effective for our first quarter of fiscal year 2013 and early adoption is permitted. The Company early adopted this guidance in the fourth quarter of fiscal year 2012. The guidance did not have any impact on the Company's financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owns 385,120 shares of common stock of California Water Service Group as of December 31, 2012, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
SJW Corp. has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
SJW Corp.:
We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Santa Clara, California
February 28, 2013

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Utility plant:
Land	$10,156	8,852
Depreciable plant and equipment	1,166,220	1,070,016
Construction in progress	24,298	18,527
Intangible assets	15,561	14,732
	1,216,235	1,112,127
Less accumulated depreciation and amortization	384,675	355,914
	831,560	756,213
Real estate investment	74,232	89,099
Less accumulated depreciation and amortization	9,045	10,557
	65,187	78,542
Current assets:
Cash and cash equivalents	2,522	26,734
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $225 in 2012 and 2011	12,317	12,541
Income tax	489	5,248
Other	854	746
Accrued unbilled utility revenue	16,284	15,318
Long-lived assets held-for-sale	7,768	—
Materials and supplies	1,088	991
Prepaid expenses	1,589	1,598
Other current asset	—	5,739
	42,911	68,915
Other assets:
Investment in California Water Service Group	7,067	7,032
Unamortized debt issuance, broker and reacquisition costs	5,226	4,865
Regulatory assets, net	130,488	119,248
Other	5,060	3,995
	147,841	135,140
	$1,087,499	1,038,810

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2012	2011
Capitalization and Liabilities
Capitalization:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,670,566 shares in 2012 and 18,592,827 shares in 2011	$9,724	9,684
Additional paid-in capital	26,117	24,552
Retained earnings	236,453	227,494
Accumulated other comprehensive income	2,310	2,274
Total shareholders’ equity	274,604	264,004
Long-term debt, less current portion	335,598	343,848
	610,202	607,852
Current liabilities:
Line of credit	15,300	—
Current portion of long-term debt	5,392	838
Accrued groundwater extraction charges and purchased water	4,755	5,789
Purchased power	317	423
Accounts payable	8,481	7,417
Accrued interest	5,355	5,376
Accrued property taxes and other non-income taxes	1,465	1,298
Accrued payroll	3,069	2,744
Other current liabilities	4,973	4,403
	49,107	28,288
Deferred income taxes	147,579	133,541
Unamortized investment tax credits	1,434	1,495
Advances for construction	68,277	67,333
Contributions in aid of construction	128,466	123,335
Deferred revenue	1,137	1,070
Postretirement benefit plans	73,425	68,855
Other noncurrent liabilities	7,872	7,041
Commitments and contingencies	—	—
	$1,087,499	1,038,810
See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2012	2011	2010
Operating revenue	$261,547	238,955	215,638
Operating expense:
Production Costs:
Purchased water	66,106	54,317	43,557
Power	5,796	5,394	6,429
Groundwater extraction charges	23,940	20,997	26,614
Other production costs	11,445	11,345	10,702
Total production costs	107,287	92,053	87,302
Administrative and general	42,812	39,136	38,184
Maintenance	13,350	13,261	12,242
Property taxes and other non-income taxes	9,703	8,921	7,907
Depreciation and amortization	33,098	31,193	28,331
Impairment on real estate investment	—	—	3,597
Total operating expense	206,250	184,564	177,563
Operating income	55,297	54,391	38,075
Other (expense) income:
Interest on long-term debt	(18,662)	(17,799)	(15,676)
Mortgage and other interest expense	(1,523)	(1,876)	(2,007)
Gain on sale of California Water Service Group stock	—	—	18,966
Gain on sale of real estate investment	910	—	—
Dividend income	243	238	1,185
Other, net	1,595	490	603
Income before income taxes	37,860	35,444	41,146
Provision for income taxes	15,542	14,566	16,740
Net income	$22,318	20,878	24,406
Other comprehensive income (loss):
Unrealized income (loss) on investment, net of taxes of $0 in 2012, $59 in 2011 and $30 in 2010	36	(85)	(44)
Reclassification adjustment for gain realized on investment, net of tax of $7,494 in 2010	—	—	(10,784)
Comprehensive income	$22,354	20,793	13,578
Earnings per share
—Basic	$1.20	1.12	1.32
—Diluted	$1.18	1.11	1.30
Weighted average shares outstanding
—Basic	18,635,206	18,581,762	18,531,458
—Diluted	18,839,231	18,794,066	18,742,315
See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2009	18,499,602	9,635	22,046	207,888	13,187	252,756
Net income	—	—	—	24,406	—	24,406
Unrealized loss on investment, net of tax effect of $30	—	—	—	—	(44)	(44)
Reclassification adjustment for gain realized on investment, net of tax effect of $7,494	—	—	—	—	(10,784)	(10,784)
Share-based compensation	—	—	812	(123)	—	689
Exercise of stock options and similar instruments	26,078	14	86	—	—	100
Employee stock purchase plan	25,860	13	499	—	—	512
Dividends paid ($0.68 per share)	—	—	—	(12,603)	—	(12,603)
Balances, December 31, 2010	18,551,540	9,662	23,443	219,568	2,359	255,032
Net income	—	—	—	20,878	—	20,878
Unrealized loss on investment, net of tax effect of $59	—	—	—	—	(85)	(85)
Share-based compensation	—	—	651	(129)	—	522
Exercise of stock options and similar instruments	13,896	7	(91)	—	—	(84)
Employee stock purchase plan	25,712	14	511	—	—	525
Dividend reinvestment and stock purchase plan	1,679	1	38	—	—	39
Dividends paid ($0.69 per share)	—	—	—	(12,823)	—	(12,823)
Balances, December 31, 2011	18,592,827	9,684	24,552	227,494	2,274	264,004
Net income	—	—	—	22,318	—	22,318
Unrealized income on investment, net of tax effect of $0	—	—	—	—	36	36
Share-based compensation	—	—	564	(128)	—	436
Exercise of stock options and similar instruments	29,468	23	347	—	—	370
Employee stock purchase plan	44,784	15	573	—	—	588
Dividend reinvestment and stock purchase plan	3,487	2	81	—	—	83
Dividends paid ($0.71 per share)	—	—	—	(13,231)	—	(13,231)
Balances, December 31, 2012	18,670,566	9,724	26,117	236,453	2,310	274,604

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2012	2011	2010
Operating activities:
Net income	$22,318	20,878	24,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,629	32,709	29,756
Deferred income taxes	12,235	16,458	8,077
Share-based compensation	564	651	812
Gain on sale of California Water Service Group stock	—	—	(18,966)
Impairment of real estate investment	—	—	3,597
Gain on sale of real estate investment	(910)	—	—
Loss on sale of utility property	—	23	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(800)	(2,470)	(2,197)
Accounts payable, purchased power and other current liabilities	933	(133)	887
Accrued groundwater extraction charges and purchased water	(1,034)	1,430	(137)
Tax receivable and accrued taxes	5,093	(1,102)	(8,528)
Other current asset	5,740	(5,740)	—
Postretirement benefits	77	(37)	(2,566)
Regulatory asset related to balancing and memorandum accounts	(3,550)	—	—
Other noncurrent assets and noncurrent liabilities	(1,503)	1,855	1,166
Other changes, net	575	(318)	860
Net cash provided by operating activities	74,367	64,204	37,167
Investing activities:
Additions to utility plant:
Company-funded	(99,635)	(62,439)	(95,536)
Contributions in aid of construction	(6,199)	(7,311)	(4,364)
Additions to real estate investment	(678)	(156)	(4,540)
Payments for business/asset acquisition and water rights	(2,280)	(4,040)	(3,504)
Cost to retire utility plant, net of salvage	(922)	(1,816)	(757)
Proceeds from sale of California Water Service Group stock	—	—	33,938
Proceeds from sale of real estate investment	5,517	—	—
Proceeds from sale of utility property	—	43	—
Net cash used in investing activities	(104,197)	(75,719)	(74,763)
Financing activities:
Borrowings from line of credit	16,300	17,600	62,300
Repayments of line of credit	(1,000)	(21,600)	(64,100)
Long-term borrowings	—	50,000	50,000
Repayments of long-term borrowings	(3,696)	(1,094)	(790)
Debt issuance costs	(33)	(87)	(856)
Dividends paid	(13,231)	(12,823)	(12,603)
Exercise of stock options and similar instruments	989	564	692
Tax benefits realized from share options exercised	97	7	41
Receipts of advances and contributions in aid of construction	8,407	6,149	5,428
Refunds of advances for construction	(2,215)	(2,197)	(2,202)
Net cash provided by financing activities	5,618	36,519	37,910
Net change in cash and cash equivalents	(24,212)	25,004	314
Cash and cash equivalents, beginning of year	26,734	1,730	1,416
Cash and cash equivalents, end of year	$2,522	26,734	1,730
Cash paid (received) during the year for:
Interest	$21,206	20,307	18,070
Income taxes	$(1,445)	(2,930)	15,326
Supplemental disclosure of non-cash activities:
Increase (decrease) in accrued payables for construction costs capitalized	$355	1,971	(1,389)
Utility property installed by developers	$4,073	567	341
Obligations relieved related to acquisition of certain water service assets	$—	(726)	—

See Accompanying Notes to Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except share and per share data)

Note 1.	Summary of Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of SJW Corp., its wholly owned subsidiaries, and two variable interest entities in which SJW Corp. is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
SJW Corp.’s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to approximately one million people in the greater metropolitan San Jose area. San Jose Water Company’s accounting policies comply with the applicable uniform system of accounts prescribed by the CPUC and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 91% of San Jose Water Company’s revenues are derived from the sale of water to residential and business customers.
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., is incorporated in the State of Texas and is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 36,000 people. CLWSC’s service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of California, Connecticut, Arizona, Texas and Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company (see Note 9). As of December 31, 2012, the Connecticut property was classified as held-for-sale.
Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permit was approved unanimously by the groundwater district in Gonzales County.
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
Utility Plant
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2012, 2011 and 2010 was $913, $699 and $555, respectively. Construction in progress was $24,298 and $18,527 at December 31, 2012 and 2011, respectively.
The major components of depreciable plant and equipment as of December 31, 2012 and 2011 are as follows:

	2012	2011
Equipment	$214,670	202,181
Transmission and distribution	892,957	811,332
Office buildings and other structures	58,593	56,503
Total depreciable plant and equipment	$1,166,220	1,070,016

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2012, 2011 and 2010, depreciation expense was approximately 3.5% of the beginning of the year balance of depreciable plant for all years. A portion of depreciation expense is allocated to administrative and general expense. For the years 2012, 2011 and 2010, the amounts allocated to administrative and general expense were $1,531, $1,516 and $1,425, respectively. Depreciation expense for utility plant for the years ended December 31, 2012, 2011 and 2010 was $31,005, $29,141 and $26,331, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Utility Plant Intangible Assets
All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years (see Note 6).
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. There is no depreciation associated with nonutility property as it is all land. The major components of real estate investments as of December 31, 2012 and 2011 are as follows:

	2012	2011
Land	$18,892	21,312
Buildings and improvements	55,011	67,487
Intangibles	329	300
Total real estate investment	$74,232	89,099

Depreciation on real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 39 years.

On August 8, 2012, SJW Land Company sold its warehouse building located in Orlando, Florida for $5,821. The Company recognized a pre-tax gain on the sale of real estate investment of $910, after selling expenses of $304.

During the third quarter of 2012, management decided to sell its warehouse building located in Windsor, Connecticut. As a result, the Company reclassified the Connecticut warehouse building from held-and-used to held-for-sale at December 31, 2012. The Company determined that reclassifying the Connecticut property as held-for-sale represents a change in circumstances in the intended use of such facility and reviewed the asset for impairment. The Company performed a recoverability test of estimated sale proceeds less cost to sell from the property to determine if the asset was impaired in accordance with FASB ASC Topic 360 - “Property, Plant and Equipment.” On December 5, 2012, the Company entered into a purchase and sale agreement for $9,200, with the sale closing escrow on February 1, 2013. The purchase and sale agreement represents a strong, observable market indicator of fair value defined in FASB ASC Topic 820 - “Fair Value Measurements and Disclosures” as the price that would be received to sell the asset in an orderly transaction between market participants. The Company determined that the carrying value was recoverable through estimated sale proceeds less cost to sell from the purchase and sale agreement and as such, no impairment existed.

The Connecticut warehouse building is included in the Company’s “Real Estate Services” reportable segment as disclosed in Note 12. Depreciation expense on the building was $167, $223 and $223 for the years ended December 31, 2012, 2011 and 2010, respectively. The following represents the major components of the Connecticut warehouse building recorded in long-lived assets held-for-sale on the Company’s Consolidated Balance Sheet as of December 31, 2012.

December 31, 2012
Land	$1,200
Buildings and improvements	8,684
Subtotal	9,884
Less: accumulated depreciation and amortization	2,116
Total	$7,768
Land, buildings and improvements of $72,838 and $87,704 as of December 31, 2012 and 2011, respectively, represent assets that are leased or available for lease. Note that land, building and improvements as of December 31, 2012 excludes the Connecticut warehouse building as it has been reclassified as held-for-sale. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2012:

Year ending December 31:	Rental Revenue
2013	$4,767
2014	5,355
2015	5,470
2016	5,626
2017	5,723
Thereafter	34,931

Impairment of Long-Lived Assets
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Corp. are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. In addition, the Company tests unamortized intangible assets, which primarily relate to water rights, at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, the Company considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If the Company determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than its carrying amount, then the quantitative test is performed. No impairments occurred during 2012 or 2011.
Financial Instruments
The following instruments are not measured at fair value on the Company's consolidated balance sheets but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of long-term debt is discussed in Note 4, pension plan assets in Note 10 and investment in California Water Service Group in Note 13.
Other Current Asset
Other current asset at December 31, 2011 represents the amount to be billed to customers associated with the Mandatory Conservation Revenue Adjustment Memorandum account. San Jose Water Company filed an advice letter on June 2, 2010, with the CPUC requesting authorization to increase revenues by $5,740, or approximately 2.61%, of authorized revenue at the time of the filing. This increase was intended to recover the accumulated balance in the MCRAM, which was in effect from August 3, 2009 to May 1, 2010. The CPUC-authorized MCRAM was intended to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the SCVWD. As directed by the CPUC’s Division of Water and Audits, the MCRAM would be recovered via a surcharge on the existing quantity rate for a period of 12 months following final approval by the CPUC. Resolution W-4885 authorizing the recovery was adopted by the Commission on December 15, 2011. The surcharge to begin recovering the balance was subsequently implemented on December 27, 2011. All revenue was recognized immediately upon final approval by the CPUC.
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
Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company expects to recover the income tax temporary differences over average plant depreciation lives of 5 to 75 years.
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
Regulatory liabilities reflect balancing and memorandum accounts, temporary differences provided at higher than the current tax rate for utility plant which will flow through to future ratepayers, and unamortized investment tax credits.
Regulatory assets and liabilities are comprised of the following as of December 31:

	2012	2011
Regulatory assets:
Income tax temporary differences	$8,712	9,295
Postretirement pensions and other medical benefits	113,633	105,988
Pension balancing account	6,671	—
Other	5,927	4,676
Total regulatory assets	$134,943	119,959
Regulatory liabilities:
Cost of capital memorandum account	$2,295	—
Water supply balancing accounts	1,594	—
Future tax benefits to ratepayers	566	711
Total regulatory liabilities	$4,455	711
Net regulatory assets included in Consolidated Balance Sheets	$130,488	119,248

Regulatory Rate Filings
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,400, or 21.51% in 2013, $13,000, or 4.87% in 2014 and $34,800, or 12.59% in 2015. This general rate case filing also includes: (1)

recovery of the under-collected balance of $2,600 in the balancing account, (2) disbursement of the over-collected balance of $700 accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company's revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. A general rate case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC's Division of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. Parties to the proceeding filed opening briefs on July 20, 2012 and reply briefs on August 7, 2012. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date, a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Any difference between interim rates and approved rates will be tracked in a memorandum account and will be submitted for recovery or refund in the Company's next general rate case. On January 29, 2013, the administrative law judge issued a notice to reopen the record for the limited purpose of receiving and evaluating new information related to security and safety issues. On the same day, San Jose Water Company filed a motion to move the security and safety consideration to a second phase of the general rate case, which would provide for a more prompt resolution to the issues regarding revenue requirement. A pre-hearing conference regarding this matter was held on February 19, 2013, but an administrative law judge ruling regarding the bifurcation and scheduling related to the security and safety issues was not issued.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010, and prior to approval by the TCEQ, is subject to adjustment and refund. The Company has recognized the increase in accordance with ASC Topic 980 which provides that a regulated entity is permitted to bill requested rate increases before the regulator has ruled on the request. If information becomes available that indicates it is probable that any of the 38% rate increase will need to be refunded and the amount of refund can be reasonably estimated, a loss contingency shall be accrued. CLWSC has determined that it is not probable any of the 38% rate increase will need to be refunded. CLWSC is also requesting the TCEQ for a rate base determination. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. Evidentiary hearings on these matters were concluded in March and August of 2012, and a TCEQ decision is expected sometime in the first quarter of 2013.

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

Estimated Refunds
2013	$2,326
2014	2,325
2015	2,326
2016	2,325
2017	2,326
Thereafter	56,649

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
Advances and contributions received subsequent to 1991 and prior to 1997 are included in California state taxable income.
Asset Retirement Obligation
SJW Corp.’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells and other anticipated clean-up costs, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2012 and 2011, the asset retirement obligation is as follows:

	2012	2011
Retirement obligation	$4,650	4,296
Discount rate	6%	6%
Present value, recorded as a liability	1,807	1,481
Deferred tax	1,242	1,019
Regulatory asset	$3,049	2,500

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
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2012, 2011 and 2010, the surcharge was $3,862, $3,272 and $3,046, respectively.
Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Nonregulated operating revenue in 2012, 2011 and 2010 includes $5,523, $4,935 and $4,646, respectively, from the operation of the City of Cupertino municipal water system. Revenue from SJW Land Company is recognized ratably over the term of the leases.
Balancing and Memorandum Accounts
For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, the revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (if any), and other approved activities. As of December 31, 2012, the total balance in San Jose Water Company’s balancing and memorandum accounts, including interest, was a net under-collection of $4,828.
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between rate cases, the Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980, subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
The Company met the recognition requirements in ASC Topic 980, sub-topic 340-25 for certain of its balancing and memorandum accounts and recorded revenue and regulatory assets totaling $3,550 out of the $4,828 total net balance in the fourth quarter of 2012.
Share-Based Payment
SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions, to compute the fair value of options at the grant date, and the basis for the share-based compensation for financial reporting purposes. In addition, SJW Corp. estimates forfeitures for share-based awards that are not expected to vest.
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
Earnings per Share
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plan. Restricted common stock units and stock options of 6,557, 4,243 and 3,201 as of December 31, 2012, 2011 and 2010, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 2.	Capitalization
SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2012 and 2011, 18,670,566 and 18,592,827, respectively, shares of common stock were issued and outstanding.
At December 31, 2012 and 2011, 176,407 shares of preferred stock of $25 par value per share were authorized and none were outstanding.

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
On January 11, 2013, SJW Corp., SJW Land Company, San Jose Water Company and Wells Fargo amended their respective credit agreements dated March 1, 2012, to clarify defined terms in the funded debt and interest coverage ratio covenants.
As of December 31, 2012, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000. San Jose Water Company has issued two standby letters of credit with a commercial bank in the amount of $3,000 in support of its SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it, and the amount of coverage can be reduced as the loan principal balance decreases. As of December 31, 2012, $3,000 under the San Jose Water Company line of credit is set aside as security for its SDWSRF loans. The lines of credit bear interest at variable rates, and will expire on September 1, 2014. As of December 31, 2012 and 2011, SJW Corp. has an outstanding balance on the lines of credit of $15,300 and $0, respectively. Cost of borrowing on the lines of credit averaged 1.44% and 1.64% as of December 31, 2012 and 2011, respectively.
SJW Corp., on a consolidated basis, and San Jose Water Company have the following affirmative covenants on their unsecured bank lines of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2012, SJW Corp. and San Jose Water Company, respectively, were in compliance with the unsecured bank line of credit affirmative covenants.

Note 4.	Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Due Date	2012	2011
Senior notes, San Jose Water Company:
Series A 8.58%	2022	$20,000	20,000
Series B 7.37%	2024	30,000	30,000
Series C 9.45%	2020	10,000	10,000
Series D 7.15%	2026	15,000	15,000
Series E 6.81%	2028	15,000	15,000
Series F 7.20%	2031	20,000	20,000
Series G 5.93%	2033	20,000	20,000
Series H 5.71%	2037	20,000	20,000
Series I 5.93%	2037	20,000	20,000
Series J 6.54%	2024	10,000	10,000
Series K 6.75%	2039	20,000	20,000
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000
SJW Corp. Series A 4.35%	2021	50,000	50,000
Total senior notes		$265,000	265,000
Mortgage loans 5.61% - 6.09%	2013	4,867	7,973
	2016	3,314	3,407
	2017	12,375	12,594
444 West Santa Clara Street, L.P. 5.68% (non-recourse to SJW Land Company)	2021	3,153	3,248
California Pollution Control Financing Authority Revenue Bonds 5.10%, San Jose Water Company	2040	50,000	50,000
SDWSRF loans 2.39% and 2.60%, San Jose Water Company	2027	2,281	2,464
Total debt		$340,990	344,686
Less: Current portion		5,392	838
Total long-term debt, less current portion		$335,598	343,848

Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, all of the companies’ debt has historically been placed privately.
The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2012, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.

The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar month period would be less than 175% of interest charges. As of December 31, 2012, SJWTX, Inc. is in compliance with all terms and conditions. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2012, SJW Corp. is not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJW Corp. has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2012, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
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

	Amortization Schedule
Year	Total Payment	Interest	Principal
2013	6,216	1,017	5,199
2014	1,229	877	352
2015	1,229	856	373
2016	4,034	762	3,272
2017	11,470	110	11,360
444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $3,153 as of December 31, 2012. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan with 444 West Santa Clara Street, L.P. is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2013	276	176	100
2014	276	170	106
2015	275	163	112
2016	276	157	119
2017	276	150	126
Thereafter	3,038	448	2,590
San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2012. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2012, San Jose Water Company was in compliance with all such covenants.

San Jose Water Company has two loans from the SDWSRF at a rate of 2.39% and 2.60%. The outstanding loan balances as of December 31, 2012 is $2,281. San Jose Water Company issued standby letters of credit with a commercial bank in the amount of $3,000 in support of these loans. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balances decrease. An amortization schedule of the SDWSRF loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2013	153	56	97
2014	196	53	143
2015	196	49	147
2016	195	45	150
2017	196	42	154
Thereafter	1,783	193	1,590

The fair value of long-term debt as of December 31, 2012 and 2011 was approximately $455,042 and $433,873, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

Note 5.	Income Taxes
The components of income tax expense were:

	2012	2011	2010
Current:
Federal	$—	(4,894)	3,738
State	3,305	3,002	4,925
Deferred:
Federal	12,114	16,560	10,694
State	123	(102)	(2,617)
	$15,542	14,566	16,740

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $37,860, $35,444 and $41,146 in 2012, 2011 and 2010:

	2012	2011	2010
“Expected” federal income tax	$13,251	12,405	14,026
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	2,108	1,934	2,397
Dividend received deduction	(59)	(58)	(282)
Other items, net	242	285	599
	$15,542	14,566	16,740

The components of the net deferred tax liability as of December 31 was as follows:

	2012	2011
Deferred tax assets:
Advances and contributions	$15,214	14,954
Unamortized investment tax credit	773	805
Pensions and postretirement benefits	4,757	4,644
California franchise tax	1,193	1,429
Net operating loss	6,439	2,495
Other	1,272	1,181
Total deferred tax assets	$29,648	25,508
Deferred tax liabilities:
Utility plant	$110,983	96,349
Pension and postretirement benefits	46,315	43,199
Investment in stock	2,487	2,488
Deferred gain and other-property related	14,440	15,287
Debt reacquisition costs	545	595
Other	2,457	1,131
Total deferred tax liabilities	$177,227	159,049
Net deferred tax liabilities	$147,579	133,541

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
As of December 31, 2012, the Company has a federal net operating loss carry forward of $18,397, which will expire in fiscal year 2031.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $2,130 and $1,874 as of December 31, 2012 and 2011, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $109 and $61 as of December 31, 2012 and 2011, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2011	$1,978
Additions based on tax position related to the current year, including interest	546
Reductions related to tax positions taken in a prior year, including interest	(208)
Balance at December 31, 2012	$2,316

SJW Corp.’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $109 as of December 31, 2012. SJW Corp. has not accrued any penalties for unrecognized tax benefits.
SJW Corp. anticipates that its unrecognized tax benefits balance will be reduced by approximately $12 within the next 12 months following December 31, 2012 due to lapsing statutes of limitations. Through December 31, 2012, since the adoption of FASB ASC Topic 740—“Income Taxes”, a cumulative reduction of $1,455 was recorded to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.
The Company is currently undergoing an income tax examination by the Internal Revenue Service for its fiscal years 2008, 2009, 2010 and 2011. While management believes that the Company has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company's current position. Accordingly, the Company's provisions on federal tax related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.
SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2008 - 2011
California	2008 - 2011
Arizona	2008 - 2011
Connecticut	2009 - 2011
Florida	2009 - 2011
Tennessee	2009 - 2011
Texas	2008 - 2011

Note 6.	Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system and other intangibles of $8,761. Other intangibles consists of $7,362 which was paid for service area and water rights related to our subsidiaries in Texas, $1,040 incurred in conjunction with Santa Clara Valley Water District water contracts related to the operation of San Jose Water Company and $359 in other miscellaneous intangibles. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.
Amortization expense for the intangible assets was $340 for the years ended December 31, 2012 and 2011, and $335 for the year ended December 31, 2010. Amortization expense for 2013, 2014, 2015, 2016 and 2017 is anticipated to be $340 per year.
The costs of intangible assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Concession fees	$6,800	6,800
Other intangibles	8,761	7,932
Intangible assets	15,561	14,732
Less: Accumulated amortization
Concession fees	4,148	3,876
Other intangibles	712	643
Net intangible assets	$10,701	10,213

Note 7.	Commitments
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2012, 2011 and 2010, San Jose Water Company purchased from SCVWD 22,800 million gallons ($48,800), 21,900 million gallons ($43,500) and 21,200 million gallons ($40,300), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company is committed to purchase from SCVWD a minimum of 90% of the delivery schedule, or 20,800 million gallons ($46,000) of water at the current contract water rate of $2.2 per million gallons in the year ending December 31, 2013. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available.
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
As of December 31, 2012, San Jose Water Company had 344 employees, of whom 107 were executive, administrative or supervisory personnel, and of whom 237 were members of unions. On November 23, 2010, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2011 through December 31, 2013. The agreements include a 2% wage increase in 2011, 2% in 2012 and 3% in 2013 for union workers as well as increases in medical co-pays and dental deductibles.

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
The consolidated financial statements of SJW Corp. at December 31, 2012 and 2011 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances and transactions have been eliminated. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements.

Note 10.	Benefit Plans
Pension Plans
San Jose Water Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) for its eligible union and nonunion employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee.
The Pension Plan is administered by a committee that is composed of an equal number of Company and union representatives (the “Committee”). The Committee has retained an investment consultant, presently Wells Fargo Advisors Financial Network, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and manager due diligence. Investment decisions have been delegated by the Committee to investment managers. Investment guidelines provided in the Investment Policy Statement require that at least 25% of plan assets be invested in fixed income securities. As of December 31, 2012, the plan assets consist of approximately 45% bonds, 8% cash equivalents, and 47% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s as defined by the Investment Policy Statement. The investment manager performance is reviewed regularly by the investment consultant who provides quarterly reports to the Committee for review.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants of 12.45 years for actuarial expense calculation purposes. Market losses in 2011 increased pension expense by approximately $649 in 2012 and market gains in 2010 decreased pension expense by approximately $303 in 2011.

Since the Pension Plan’s inception in 1984, the plan has achieved an 11.1% return on its investments while the applicable benchmark was 10.3% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the 2012 fiscal year, the investment managers, following the required investment guidelines, achieved a 12.6% return on their investments, while the applicable benchmark was 11.5% for the same period.
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
San Jose Water Company has an Executive Supplemental Retirement Plan, which is a defined benefit plan under which San Jose Water Company will pay supplemental pension benefits to key executives in addition to the amounts received under the retirement plan. The annual cost of this plan has been included in the determination of the net periodic benefit cost shown below. The plan, which is unfunded, had a projected benefit obligation of $13,130 and $11,726 as of December 31, 2012 and 2011, respectively, and net periodic pension cost of $1,386, $1,241 and $1,209 for 2012, 2011 and 2010, respectively.
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
Medicare
In December 2003, federal legislation was passed reforming Medicare and introducing the Medicare Part D prescription drug program. San Jose Water Company determined that the legislation had no impact on its postretirement benefit plan under ASC Topic 715. Because San Jose Water Company has a union contract with its employees whereby San Jose Water Company provides medical benefits at a fixed cost to its retirees, San Jose Water Company’s medical costs for postretirement benefits is not affected by cost fluctuations resulting from the Medicare Part D prescription drug program.
Deferral Plan
San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by San Jose Water Company. San Jose Water Company contributions were $1,044, $1,001 and $962 in 2012, 2011 and 2010, respectively.
Special Deferral Election Plan and Deferral Election Program
SJW Corp. maintains a Special Deferral Election Plan allowing certain executives and a Deferral Election Program allowing non-employee directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and non-employee directors have to make an election on the distribution and payment method of the deferrals before services are rendered. San Jose Water Company records the investment return on the deferred funds as compensation expense once the deferrals are made. Executives and non-employee directors had deferred $2,501, $2,306 and $2,103 to the plan as of December 31, 2012, 2011 and 2010, respectively. San Jose Water Company recorded an investment return of $88, $117 and $98 as of December 31, 2012, 2011 and 2010, respectively, on the deferred funds as compensation expense.

Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits				Other Benefits
	2012	2011	2010		2012	2011	2010
	%	%	%		%	%	%
Discount rate	4.34	5.48	5.92/5.51	*	4.25	5.40	5.83
Expected return on plan assets	7.00	7.00	8.00/7.00	*	7.00	7.00	8.00
Rate of compensation increase	4.00	4.00	4.00		N/A	N/A	N/A
* San Jose Water Company updated its expected return on plan assets assumption in November 2010 to reflect the approved redistribution of investments held between equity and fixed income securities in the plan asset portfolio. As a result, San Jose Water Company remeasured the plan assets and benefit obligation as of that date and the discount rate applied was updated accordingly.
The expected rate of return on plan assets was determined based on a review of historical returns, both for the Pension Plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class. These expected future returns were then blended based on the Pension Plan's target asset allocation.
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	%	%	%	%
Discount rate	3.92	4.34	3.80	4.25
Rate of compensation increase	4.00	4.00	N/A	N/A

San Jose Water Company utilized each plan's projected benefit stream in conjunction with the Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$4,288	3,516	3,171	$339	273	229
Interest cost	5,349	5,313	5,231	452	467	433
Expected return on assets	(4,442)	(4,289)	(3,599)	(151)	(129)	(130)
Amortization of transition obligation	—	—	—	1	57	57
Amortization of prior service cost	414	450	470	197	197	197
Recognized actuarial loss	3,857	2,147	2,129	195	96	48
Net periodic benefit cost	$9,466	7,137	7,402	$1,033	961	834

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The actuarial present value of benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$123,904	102,783	$10,796	8,731
Service cost	4,288	3,516	339	273
Interest cost	5,349	5,313	452	467
Actuarial loss	11,090	15,732	994	1,641
Benefits paid	(3,632)	(3,440)	(338)	(316)
Benefit obligation at end of year	$140,999	123,904	$12,243	10,796
Change in plan assets
Fair value of assets at beginning of year	$62,763	58,761	$2,321	1,993
Actual return on plan assets	6,645	(27)	838	(20)
Employer contributions	9,766	7,469	596	567
Benefits paid	(3,632)	(3,440)	(277)	(219)
Fair value of plan assets at end of year	75,542	62,763	3,478	2,321
Funded status at end of year	$(65,457)	(61,141)	$(8,765)	(8,475)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Current liabilities	$737	705	$60	56
Noncurrent liabilities	64,720	60,436	8,705	8,419
	$65,457	61,141	$8,765	8,475

San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans as follows:

	2012	2011
Funded status of obligation	$74,222	69,616
Accrued benefit cost	(6,904)	(6,827)
Amount to be recovered in future rates	67,318	62,789
Tax gross-up	46,315	43,199
Regulatory asset	$113,633	105,988

The estimated amortization for the year ended December 31, 2013 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$376	197
Amortization of loss	3,920	219
Total	$4,296	416

Plan Assets
Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Fair value of assets at end of year:
Debt securities	$33,922	26,271	$1,168	938
	45%	42%	33%	40%
Equity securities	35,352	32,653	1,522	921
	47%	52%	44%	40%
Cash and equivalents	6,268	3,839	788	462
	8%	6%	23%	20%
Total	$75,542	62,763	$3,478	2,321

The following tables summarize the fair values of plan assets by major categories as of December 31, 2012 and 2011:

			Fair Value Measurements at December 31, 2012
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$7,056	$7,056	$—	$—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	22,749	22,749	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	3,989	3,989	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	2,174	2,174	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,169	4,169	—	—
REIT	NAREIT—Equity REIT’s	3,792	—	3,792	—
Fixed Income (b)	(b)	35,091	—	35,091	—
Total		$79,020	$40,137	$38,883	$—
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

(b)
Actively managed portfolio of fixed income securities with the goal to exceed the Barclays 1-5 Year Government/Credit, Barclays Intermediate Government/Credit, and Merrill Lynch Preferred Stock Fixed Rate.

			Fair Value Measurements at December 31, 2011
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$4,301	$4,301	$—	$—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000 Growth	3,716	3,716	—	—
U.S. Small Mid Cap Equity	Russell 2500	1,814	1,814	—	—
U.S. Small Cap Equity	Russell 2000	6,303	6,303	—	—
Emerging Market Equity	MSCI Emerging Markets Net	3,547	3,547	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,271	4,271	—	—
Passive Index Fund ETFs (b):
U.S. Large Cap Equity	S&P 500/Russell 1000 Growth	5,525	5,525	—	—
U.S. Mid Cap Equity	Russell Mid Cap	69	69	—	—
U.S. Small Mid Cap Equity	Russell 2500	617	617	—	—
U.S. Small Cap Equity	Russell 2000	143	143	—	—
Non-U.S. Large Cap Equity	MSCI EAFE Net	4,356	4,356	—	—
REIT	Nareit—Equity REITS	3,213	—	3,213	—
Fixed Income (c)	(c)	27,209	—	27,209	—
Total		$65,084	$34,662	$30,422	$—
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

In 2013, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,300 to the pension plan and other post retirement benefit plan.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2013	$4,523	$416
2014	4,697	441
2015	4,914	475
2016	5,185	511
2017	5,458	544
2018 - 2022	31,438	3,193

Note 11.	Equity Plans
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
A participant in the Plan generally may not receive Plan awards covering an aggregate of more than 600,000 shares of common stock in any calendar year. Additionally, awards granted under the Plan may be conditioned upon the attainment of specified Company performance goals. The types of awards included in the Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. The Board of Directors adopted an amended and restated Plan on January 30, 2013. Such amended and restated Plan will become effective upon shareholder approval. In addition, shares are issued to employees under the Employee Stock Purchase Plan (“ESPP”). SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock.
As of December 31, 2012, 2011 and 2010, 287,534, 235,473 and 213,207 shares have been issued pursuant to the Plan, and 327,093, 363,700 and 378,903 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2012, 2011 and 2010, respectively. The remaining shares available for issuance under the Plan are 1,185,373, 1,200,827 and 1,207,890 for the years ended 2012, 2011 and 2010, respectively. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2012	2011	2010
Compensation costs charged to income:
ESPP	$104	92	90
Restricted stock and deferred restricted stock	460	559	722
Total compensation costs charged to income	$564	651	812
Proceeds from the exercise of stock options and similar instruments:
Stock options	$318	—	180
ESPP	588	525	512
DRSPP	83	39	—
Total proceeds from the exercise of stock options and similar instruments	$989	564	692
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$61	—	41
Restricted stock and deferred restricted stock	36	7	—
Total excess tax benefits realized from share options exercised and stock issuance	$97	7	41

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
Awards in the form of stock options under the Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% rate on each annual date over four years and have a contractual term of 10 years.

As of December 31, 2012, all outstanding options were fully vested. A summary of SJW Corp.’s stock option awards as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	85,526	$18.24	2.73	$518
Granted	—	—	—	—
Exercised	(20,982)	15.18	—	210
Forfeited or expired	—	—	—	—
Outstanding as of December 31, 2012	64,544	$19.24	1.92	$490
Options exercisable at December 31, 2012	64,544	$19.24	1.92	$490
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $210, $0, and $133, respectively.
As of December 31, 2012, there are no unrecognized compensation costs related to stock options.
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
A summary of SJW Corp.’s restricted and deferred restricted stock awards as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Units	Weighted Average Grant- Date Fair Value
Outstanding as of January 1, 2012	247,917	$16.04
Issued	21,991	$21.74
Exercised	(28,888)	$20.90
Forfeited or expired	(11,998)	$17.32
Outstanding as of December 31, 2012	229,022	$16.65
Shares vested as of December 31, 2012	152,814	$17.12

A summary of the status of SJW Corp.’s nonvested restricted and deferred restricted stock awards as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Units	Weighted Grant- Date Fair Value
Nonvested as of January 1, 2012	85,268	$15.95
Granted	21,991	$21.74
Vested	(19,048)	$23.76
Forfeited	(11,998)	$17.32
Nonvested as of December 31, 2012	76,213	$15.45

As of December 31, 2012, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $622. This cost is expected to be recognized over a weighted-average period of 1.39 years.

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
As of December 31, 2012, 2011 and 2010, a cumulative of 56,349, 50,888 and 45,731 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2012, 2011 and 2010, $128, $129 and $123 related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.
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
Since its inception, there have been thirteen purchase intervals. As of December 31, 2012, 2011 and 2010, a total of 29,468, 25,712 and 25,860 shares, respectively, have been issued under the ESPP. The ESPP has no look-back provisions. As of December 31, 2012, 2011 and 2010, cash received from employees towards the ESPP amounted to $627, $548 and $512, respectively.
After considering estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2012, 2011 and 2010, SJW Corp.’s recorded expenses were $110, $96 and $90 related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2013 for the ESPP is approximately $52. This cost is expected to be recognized during the first quarter of 2013.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. For the years ended December 31, 2012 and 2011, 3,487 and 1,679 shares, respectively, have been issued under the DRSPP.

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

	For year ended December 31, 2012
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	251,032	5,523	4,992	—	251,032	10,515	261,547
Operating expense	197,893	4,043	3,379	935	197,893	8,357	206,250
Operating income (loss)	53,139	1,480	1,613	(935)	53,139	2,158	55,297
Net income (loss)	22,811	707	244	(1,444)	22,811	(493)	22,318
Depreciation and amortization	31,085	360	1,653	—	31,085	2,013	33,098
Senior note, mortgage and other interest expense	16,499	—	1,511	2,175	16,499	3,686	20,185
Income tax expense (benefit) in net income	15,678	581	374	(1,091)	15,678	(136)	15,542
Assets	991,866	13,245	74,903	7,485	991,866	95,633	1,087,499

	For year ended December 31, 2011
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	229,411	4,935	4,609	—	229,411	9,544	238,955
Operating expense	175,812	3,481	3,240	2,031	175,812	8,752	184,564
Operating income (loss)	53,599	1,454	1,369	(2,031)	53,599	792	54,391
Net income (loss)	21,970	765	(407)	(1,450)	21,970	(1,092)	20,878
Depreciation and amortization	29,136	360	1,697	—	29,136	2,057	31,193
Senior note, mortgage and other interest expense	16,741	—	1,833	1,101	16,741	2,934	19,675
Income tax expense (benefit) in net income	15,387	571	(296)	(1,096)	15,387	(821)	14,566
Assets	917,580	11,668	80,097	29,465	917,580	121,230	1,038,810

	For year ended December 31, 2010
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	207,432	4,646	3,560	—	207,432	8,206	215,638
Operating expense	164,976	3,139	6,858	2,590	164,976	12,587	177,563
Operating income (loss)	42,456	1,507	(3,298)	(2,590)	42,456	(4,381)	38,075
Net income (loss)	16,818	846	(3,166)	9,908	16,818	7,588	24,406
Depreciation and amortization	26,319	347	1,665	—	26,319	2,012	28,331
Senior note, mortgage and other interest expense	15,917	—	1,760	6	15,917	1,766	17,683
Income tax expense (benefit) in net income	11,496	600	(2,176)	6,820	11,496	5,244	16,740
Assets	844,364	9,849	81,361	(212)	844,364	90,998	935,362
____________________
(1)    The “All Other” category is SJW Corp., on a stand-alone basis.

Note 13.	California Water Service Group Stock
During the year ended December 31, 2010, SJW Corp. sold 907,392 shares of California Water Service Group for $33,938, before fees of $273. SJW Corp. recognized a gross gain on the sale of the stock of approximately $18,966, tax expense of approximately $7,776, for a net gain of $11,190. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $10,784 and was based on the fair value of the stock as of June 30, 2010 and September 30, 2010. No sales of California Water Service Group stock occurred during the same period in 2012 or 2011.
SJW Corp. classifies its remaining investment in California Water Service Group as available-for-sale. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income. As of December 31, 2012, SJW Corp. held 385,120 shares of California Water Service Group. The following table summarizes the fair value of the Company's investment in California Water Service Group as of December 31, 2012 and 2011:

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in California Water Service Group	$7,067	$7,067	—	—
	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in California Water Service Group	$7,032	$7,032	—	—

Note 14.	Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2012 Quarter Ended
	March	June	September	December (1)
Operating revenue	$51,149	65,575	82,374	62,449
Operating income	6,725	13,585	20,877	14,110
Net income	1,109	5,201	10,084	5,924
Comprehensive income	1,098	5,260	10,125	5,871
Earnings per share:
—Basic	0.06	0.28	0.54	0.32
—Diluted	0.06	0.28	0.53	0.31
Market price range of stock:
—High	24.91	24.34	25.64	26.62
—Low	22.96	22.81	22.95	22.69
Dividend per share	0.18	0.18	0.18	0.18

	2011 Quarter Ended
	March	June	September	December (1)
Operating revenue	$43,696	59,007	73,914	62,338
Operating income	5,601	13,784	18,486	16,520
Net income	610	5,451	8,215	6,602
Comprehensive income	599	5,479	7,988	6,727
Earnings per share:
—Basic	0.03	0.29	0.44	0.36
—Diluted	0.03	0.29	0.44	0.35
Market price range of stock:
—High	26.40	24.24	24.80	24.93
—Low	22.48	21.99	21.16	21.10
Dividend per share	0.17	0.17	0.17	0.17

(1)
During the quarter ended December 31, 2012, the Company recorded revenues of $3,550 related to the recognition of certain San Jose Water Company balancing and memorandum accounts as the Company concluded that it was probable that these amounts would be collected. Of this amount, $240 represents a net over-collection of revenues generated during the quarter ended December 31, 2012 and $3,790 represents a net-under-collection of revenues which should have been recognized as revenue during the quarter ended September 30, 2012. See Note 1 of the Notes to the Consolidated Financial Statements for further discussion on balancing and memorandum accounts. During the quarter ended December 31, 2011, the Company recorded revenues of $5,740 related to the recognition of San Jose Water Company's MCRAM which was authorized for recovery by the CPUC on December 27, 2011.

SJW CORP.
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2012, 2011 and 2010
(in thousands)

Description	2012	2011	2010
Allowance for doubtful accounts:
Balance, beginning of period	$225	235	285
Charged to expense	449	327	301
Accounts written off	(526)	(422)	(472)
Recoveries of accounts written off	77	85	121
Balance, end of period	$225	225	235
Reserve for litigation and claims:
Balance, beginning of period	$240	449	417
Charged to expense	118	121	538
Revision to accrual, due to settlements	(38)	(182)	(245)
Payments	(39)	(148)	(261)
Balance, end of period	$281	240	449

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
SJW Corp.’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Based on this assessment, management has concluded SJW Corp.’s internal control over financial reporting as of December 31, 2012 is effective.

KPMG LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Its report is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Corp.’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be held on April 24, 2013 (the “2013 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
Corporate Governance Policies and Board Committee Charters
The Corporate Governance Policies and the charters for the board committees—the Audit Committee, Executive Compensation Committee, Real Estate Committee, and Nominating & Governance Committee—are available at the Company’s website at http://www.sjwcorp.com. Shareholders may also request a free hard copy of the Corporate Governance Policies and the charters from the following address and phone number:
SJW Corp.
110 West Taylor Street
San Jose, CA 95110
Attn: Corporate Secretary
Phone: 800-250-5147

Item 11.	Executive Compensation
The information required by this item is contained in the 2013 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2013 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transaction, and Director Independence
The information required by this item is contained in the 2013 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the 2013 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

10.4	Grantor Trust Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated November 2, 2012. (1)

10.5
Credit Agreement dated as of May 27, 2010 by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 28, 2010.

10.6
First Amendment to Credit Agreement by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association dated December 16, 2010 and First Modification to Promissory Note dated December 16, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2010.

10.7
Second Amendment to Credit Agreement by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association dated July 1, 2011 and Second Modification to Promissory Note dated July 1, 2011. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on July 7, 2011.

10.8
Third Modification to Promissory Note dated August 1, 2011 by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2011.

10.9
Credit Agreement dated March 1, 2012 by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association and Promissory Note dated March 1, 2012. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on March 7, 2012.

10.10	First Amendment to Credit Agreement by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association dated January 11, 2013. (1)

10.11	Credit Agreement dated as of May 27, 2010 by and between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 28, 2010.

10.12
First Amendment to Credit Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated December 16, 2010 and First Modification to Promissory Note dated December 16, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 17, 2010.

10.13
Second Amendment to Credit Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated July 1, 2011 and Second Modification to Promissory Note dated July 1, 2011. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on July 7, 2011.

10.14
Third Modification to Promissory Note dated July 27, 2011 by and between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2011.

10.15
Credit Agreement dated March 1, 2012 by and between San Jose Water Company and Wells Fargo Bank, National Association and Promissory Note dated March 1, 2012. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on March 7, 2012.

10.16	First Amendment to Credit Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated January 11, 2013. (1)

10.17
Loan Agreement dated as of June 1, 2010 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2010.

10.18
Bond Purchase agreement dated June 9, 2010 among Goldman, Sachs & Co., the Treasurer of the State of California and the California Pollution Control Financing Authority and approved by San Jose Water Company. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010.

10.19	Note Agreement between SJW Corp. and the Prudential Insurance Company of America, dated June 30, 2011. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on July 7, 2011.

10.20	Form of Letter Amendment to SJW Corp. Director Pension Plan. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2007. (2)

10.21
San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective October 28, 2009. Incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2009. (2)

10.22
Plan Amendment No. 1 to San Jose Water Company Executive Supplemental Retirement Plan as amended and restated effective October 28, 2009. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2010. (2)

10.23
Amended and Restated Exhibit A to SJW Corp. Executive Supplemental Retirement Plan effective January 26, 2011. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011. (2)

10.24
Plan Amendment to San Jose Water Company Executive Supplemental Retirement Plan effective January 1, 2011. Incorporated by reference as Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2011. (2)

10.25
San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.20 to Form 10-K for the year ended December 31, 2011. (2)

10.26
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.27	SJW Corp. Long-Term Incentive Plan, as amended and restated January 30, 2008. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 1, 2008. (2)

10.28	Chief Executive Officer Employment Agreement amended and restated, effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008. (2)

10.29
First Amendment, effective as of January 1, 2010, to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2009. (2)

10.30
Second Amendment dated January 26, 2010 to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2009. (2)

10.31	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.32	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.33	SJW Corp. Executive Officer Short-Term Incentive Plan, effective as of April 30, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2008. (2)

10.34
SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2010 and amended effective October 26, 2010. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2010. (2)

10.35
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2012. Incorporated by reference as Exhibit 10.33 to Form 10-K for the year ended December 31, 2011. (2)

10.36	San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. (1) (2)

10.37	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.38
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2007. (2)

10.39
SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated, effective as of July 29, 2009. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009. (2)

10.40	Form of Stock Option Dividend Equivalent Rights Agreement, effective as of January 1, 2008. Incorporated by reference as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008. (2)

10.41
Chief Operating Officer Stock Option Dividend Equivalent Rights Agreement, as amended and restated effective as of January 1, 2008. Incorporated by reference as Exhibit 10.19 to Form 10-K for the year ended December 31, 2008. (2)

10.42	Restricted Stock Unit Issuance Agreement, amended and restated, effective as of July 1, 2008. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2008. (2)

10.43	Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2008. (2)

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

10.47
Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008. (2)

10.48
Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.26 to Form 10-K for the year ended December 31, 2008. (2)

10.49
Chief Executive Officer Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.27 to Form 10-K for the year ended December 31, 2008. (2)

10.50	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.30 to Form 10-K for the year ended December 31, 2009. (2)

10.51	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.31 to Form 10-K for the year ended December 31, 2009. (2)

10.52	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.49 to Form 10-K for the year ended December 31, 2011. (2)

10.53
Form of Restricted Stock Unit Issuance Agreement Award, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.28 to Form 10-K for the year ended December 31, 2008. (2)

10.54	Form of Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.29 to Form 10-K for the year ended December 31, 2008. (2)

10.55	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2009. (2)

10.56	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.53 to Form 10-K for the year ended December 31, 2011. (2)

10.57	Performance Goals for the Chief Executive Officer 2009 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009. (2)

10.58	Performance Goals for the Chief Executive Officer 2010 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2009. (2)

10.59	Performance Goals for the Chief Executive Officer 2011 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2010. (2)

10.60	Performance Goals for the Chief Executive Officer 2012 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.57 to Form 10-K for the year ended December 31, 2011. (2)

10.61	Performance Goals for the Chief Executive Officer 2013 Fiscal Year Bonus. (1) (2)

10.62	Form of Indemnification Agreement between SJW Corp. and officers. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2009. (2)

10.63	Form of Indemnification Agreement between SJW Corp. and Board members. Incorporated by reference as Exhibit 10.38 to Form 10-K for the year ended December 31, 2009. (2)

10.64	Form of Separation Agreement and Release by and between Angela Yip and San Jose Water Company. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 10, 2010. (2)

10.65
Form of Separation Agreement and Release dated September 30, 2010 by and between David A. Green and San Jose Water Company. Incorporated by reference as Exhibit 10.49 to Form 10-K for the year ended December 31, 2010. (2)

10.66
Separation Agreement and Release by and between George J. Belhumeur and San Jose Water Company, dated as of May 25, 2012. Incorporated by reference as Exhibit 10.1 to Form 10-Q for period ended June 30, 2012. (2)

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

SJW CORP.

Date:	February 28, 2013	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board of Directors (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2013	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board of Directors (Principal executive officer)

Date:	February 28, 2013	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 28, 2013	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Controller (Principal accounting officer)

Date:	February 28, 2013	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	February 28, 2013	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	February 28, 2013	By	/s/ Mark L. Cali
MARK L. CALI, Member, Board of Directors

Date:	February 28, 2013	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date:	February 28, 2013	By	/s/ Ronald B. Moskovitz
RONALD B. MOSKOVITZ, Member, Board of Directors

Date:	February 28, 2013	By	/s/ George E. Moss
GEORGE E. MOSS, Member, Board of Directors

Date:	February 28, 2013	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors