Form 10-Q
period 2013-03-31
SJW CORP
filed 2013-05-01
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
As of April 19, 2013, there were 20,020,372 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
OPERATING REVENUE	$50,139	51,149
OPERATING EXPENSE:
Production Costs:
Purchased water	10,119	13,577
Power	885	865
Groundwater extraction charges	4,590	2,946
Other production costs	2,713	2,756
Total production costs	18,307	20,144
Administrative and general	11,494	10,548
Maintenance	3,200	2,989
Property taxes and other non-income taxes	2,549	2,435
Depreciation and amortization	8,816	8,308
Total operating expense	44,366	44,424
OPERATING INCOME	5,773	6,725
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,645)	(4,680)
Mortgage and other interest expense	(377)	(395)
Gain on sale of real estate investment	1,063	—
Dividend income	62	60
Other, net	371	198
Income before income taxes	2,247	1,908
Provision for income taxes	930	799
NET INCOME	1,317	1,109
Other comprehensive income (loss), net	354	(11)
COMPREHENSIVE INCOME	$1,671	1,098
EARNINGS PER SHARE
Basic	0.07	0.06
Diluted	0.07	0.06
DIVIDENDS PER SHARE	0.18	0.18
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	18,689,367	18,611,752
Diluted	18,888,909	18,821,087
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS
Utility plant:
Land	$10,178	10,156
Depreciable plant and equipment	1,185,699	1,166,220
Construction in progress	25,517	24,298
Intangible assets	18,102	15,561
	1,239,496	1,216,235
Less accumulated depreciation and amortization	391,989	384,675
	847,507	831,560
Real estate investments	76,347	74,232
Less accumulated depreciation and amortization	9,452	9,045
	66,895	65,187
CURRENT ASSETS:
Cash and cash equivalents	2,145	2,522
Accounts receivable:
Customers, net of allowances for uncollectible accounts	13,559	12,317
Income tax	—	489
Other	939	854
Accrued unbilled utility revenue	14,019	16,284
Long-lived assets held-for-sale	—	7,768
Materials and supplies	1,046	1,088
Prepaid expenses	1,646	1,589
Other current asset	813	—
	34,167	42,911
OTHER ASSETS:
Investment in California Water Service Group	7,664	7,067
Unamortized debt issuance, broker and reacquisition costs	5,120	5,226
Regulatory assets, net	131,496	130,488
Other	5,842	5,060
	150,122	147,841
	$1,098,691	1,087,499
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 18,699,230 shares on March 31, 2013 and 18,670,566 on December 31, 2012	$9,739	9,724
Additional paid-in capital	26,730	26,117
Retained earnings	234,324	236,453
Accumulated other comprehensive income	2,664	2,310
Total shareholders’ equity	273,457	274,604
Long-term debt, less current portion	335,436	335,598
	608,893	610,202
CURRENT LIABILITIES:
Line of credit	22,100	15,300
Current portion of long-term debt	579	5,392
Accrued groundwater extraction charges and purchased water	6,197	4,755
Purchased power	422	317
Accounts payable	10,908	8,481
Accrued interest	5,571	5,355
Accrued property taxes and other non-income taxes	2,234	1,465
Accrued payroll	3,038	3,069
Income tax payable	53	—
Other current liabilities	8,046	4,973
	59,148	49,107
DEFERRED INCOME TAXES	147,779	147,579
UNAMORTIZED INVESTMENT TAX CREDITS	1,420	1,434
ADVANCES FOR CONSTRUCTION	67,748	68,277
CONTRIBUTIONS IN AID OF CONSTRUCTION	128,645	128,466
DEFERRED REVENUE	1,163	1,137
POSTRETIREMENT BENEFIT PLANS	75,915	73,425
OTHER NONCURRENT LIABILITIES	7,980	7,872
COMMITMENTS AND CONTINGENCIES	—	—
	$1,098,691	1,087,499
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$1,317	1,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,200	8,691
Deferred income taxes	100	614
Share-based compensation	347	183
Gain on sale of real estate investment	(1,063)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	938	1,015
Accounts payable, purchased power and other current liabilities	94	(401)
Accrued groundwater extraction charges and purchased water	1,442	(459)
Tax receivable and accrued taxes	1,281	404
Other current asset	(813)	718
Postretirement benefits	2,490	1,482
Regulatory asset related to balancing and memorandum accounts	(1,008)	—
Other changes, net	106	1,411
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,431	14,767
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(17,380)	(17,467)
Contributions in aid of construction	(2,698)	(864)
Additions to real estate investments	(1,194)	—
Payments for business/asset acquisition and water rights	(1,087)	(1,485)
Cost to retire utility plant, net of salvage	(878)	(38)
Proceeds from sale of real estate investment	8,831	—
NET CASH USED IN INVESTING ACTIVITIES	(14,406)	(19,854)
FINANCING ACTIVITIES:
Borrowings from line of credit	12,300	—
Repayments of line of credit	(5,500)	—
Repayments of long-term borrowings	(4,975)	(241)
Dividends paid	(3,412)	(3,305)
Exercise of stock options and similar instruments	345	309
Tax benefits realized from share options exercised	30	—
Receipts of advances and contributions in aid of construction	1,240	1,280
Refunds of advances for construction	(430)	(429)
NET CASH USED IN FINANCING ACTIVITIES	(402)	(2,386)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(377)	(7,473)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,522	26,734
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,145	19,261
Cash paid during the period for:
Interest	$5,073	5,143
Income taxes	13	—
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	1,963	3,387
Utility property installed by developers	(111)	—
Increase in real estate investments due to accrued tenant improvements	921	—
Accrued intangible assets and other charges related to water supply project in Texas	2,621	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(in thousands, except share and per share data)

Note 1.	General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Corp.’s 2012 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
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
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2013 and 2012, 346 and 665 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended March 31, 2013 and 2012, the amounts allocated to administrative and general expense were $384 and $383, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2013, the remaining shares available for issuance under the Incentive Plan were 1,158,978, and 339,662 shares were issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units under the Incentive Plan. In addition, shares are issued to employees under the ESPP. SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2013
(in thousands, except share and per share data)

The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Compensation costs charged to income:
ESPP	$58	49
Restricted stock and deferred restricted stock	289	134
Total compensation costs charged to income	$347	183
Excess tax benefits realized from share options exercised and stock issuance:
Restricted stock and deferred restricted stock	$30	—
Total excess tax benefits realized from share options exercised and stock issuance	$30	—
Proceeds from the exercise of stock options and similar instruments:
DRSPP	$17	31
ESPP	328	278
Total proceeds from the exercise of stock options and similar instruments	$345	309
Stock Options
No options were granted during the three months ended March 31, 2013 and 2012.
As of March 31, 2013, there were no unrecognized compensation costs related to stock options.
Stock, Restricted Stock and Deferred Restricted Stock
On January 2, 2013, restricted stock units covering an aggregate of 23,840 shares of common stock of SJW Corp. were granted to certain executives of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $25.08 per unit is being recognized over the service period beginning in 2013.
On March 25, 2013, 3,918 shares of common stock were awarded as a special stock bonus award to an officer of a subsidiary of SJW Corp. The award was issued upon satisfaction of previously agreed upon conditions and is not subject to vesting.
As of March 31, 2013, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,133. This cost is expected to be recognized over a remaining weighted-average period of two years.
Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. In each of the three month periods ended March 31, 2013 and 2012, $34 related to DERs was recorded against retained earnings and was accrued as a liability.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $21 and $17 for the three months ended March 31, 2013 and 2012, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2013 for the ESPP is approximately $42. This cost is expected to be recognized during the second and third quarters of 2013.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2013
(in thousands, except share and per share data)

Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. For the three months ended March 31, 2013 and 2012, 619 and 1,302 shares, respectively, have been issued under the DRSPP.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Land	$18,892	18,892
Buildings and improvements	57,126	55,011
Intangibles	329	329
Subtotal	76,347	74,232
Less: accumulated depreciation and amortization	9,452	9,045
Total	$66,895	65,187
Depreciation and amortization is computed using the straight-line method over the estimated service life of the respective assets, ranging from 5 to 39 years.
On February 1, 2013, SJW Land Company sold its warehouse building located in Windsor, Connecticut for $9,200. The Company recognized a pre-tax gain on the sale of real estate investment of $1,063, after selling expenses of $369. The warehouse building was recorded in long-lived assets held-for-sale on the Company's Consolidated Balance Sheet as of December 31, 2012.

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible union and nonunion employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
Service cost	$1,239	1,157
Interest cost	1,475	1,450
Other cost	1,208	1,166
Expected return on assets	(1,380)	(1,148)
	$2,542	2,625

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2013
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements at March 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$3,146	$3,146	$—	$—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	26,062	26,062	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	4,479	4,479	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	2,588	2,588	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,230	4,230	—	—
REIT	NAREIT - Equity REIT’S	3,981	—	3,981	—
Fixed Income (b)	(b)	37,339	—	37,339	—
Total		$81,825	$40,505	$41,320	$—
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

		Fair Value Measurements at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$7,056	$7,056	$—	$—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	22,749	22,749	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	3,989	3,989	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	2,174	2,174	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,169	4,169	—	—
REIT	NAREIT - Equity REIT’S	3,792	—	3,792	—
Fixed Income (b)	(b)	35,091	—	35,091	—
Total		$79,020	$40,137	$38,883	$—
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2013
(in thousands, except share and per share data)

In 2013, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,300 to the pension plans and other postretirement benefit plan. There have been no contributions to the pension plans and other postretirement benefit plan for the three months ended March 31, 2013.

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

	For Three Months Ended March 31, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$47,798	1,086	1,255	—	47,798	2,341	50,139
Operating expense	41,625	1,682	810	249	41,625	2,741	44,366
Operating income (loss)	6,173	(596)	445	(249)	6,173	(400)	5,773
Net income (loss)	1,600	(508)	636	(411)	1,600	(283)	1,317
Depreciation and amortization	8,322	88	406	—	8,322	494	8,816
Senior note, mortgage and other interest expense	4,152	—	320	550	4,152	870	5,022
Income tax expense (benefit) in net income	922	(144)	460	(308)	922	8	930
Assets	$1,004,441	16,171	69,492	8,587	1,004,441	94,250	1,098,691

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2013
(in thousands, except share and per share data)

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

On January 11, 2013, SJW Corp., SJW Land Company, San Jose Water Company and Wells Fargo Bank, National Association amended their respective credit agreements dated March 1, 2012, to clarify defined terms in the funded debt and interest coverage ratio covenants.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on the Company’s condensed consolidated balance sheets as of March 31, 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2013 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended March 31, 2013. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.’s long-term debt was approximately $439,082 and $455,042 as of March 31, 2013 and December 31, 2012, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The book value of the long-term debt was $336,015 and $340,990 as of March 31, 2013 and December 31, 2012, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2013
(in thousands, except share and per share data)

The following table summarizes the fair value of the Company’s investment in California Water Service Group as required by ASC Topic 820 as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,664	7,664	—	—

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,067	7,067	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between rate cases, the Company considers evidence that may exist prior to California Public Utilities Commission (“CPUC”) authorization that would satisfy regulated revenue recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
As of March 31, 2013 and December 31, 2012, the total balance in San Jose Water Company’s balancing accounts, including interest, was a net under-collection of $5,501 and $6,314, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to recover $2,600 of this balance, which represented balances accumulated through December 31, 2010, plus interest. As of March 31, 2013 and December 31, 2012, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was a net over-collection of $1,243 and $1,486, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to refund $700, which represented a portion of the net over-collection accumulated through September 30, 2011, including interest. As of March 31, 2013, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, was a net under-collection of $4,258. The Company met the recognition requirements for certain of its balancing and memorandum accounts and recorded revenue and regulatory assets totaling $1,008 and $0 during the three months ended March 31, 2013 and March 31, 2012, respectively. In addition, a memorandum account with a balance of $878 as of December 31, 2012 was approved by the CPUC during the quarter ended March 31, 2013 and was recorded as revenue and classified as an other current asset. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2013
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

Note 10.	Subsequent Events

On March 28, 2013, the Company entered into an underwriting agreement with Robert W. Baird & Co. Incorporated, as the representative of several underwriters (the “Underwriters”), which provided for the issuance and sale in an underwritten public offering (the “Offering”) by the Company and the purchase by the Underwriters of 1,321,000 shares of common stock, par value $0.521 per share. The shares in the Offering were sold at a public offering price of $26.50 per share, and were purchased by the Underwriters at a price of $25.44 per share. The Company also granted the Underwriters a 30-day option to purchase up to 198,150 additional shares of common stock to cover over-allotments, if any. On April 25, 2013, the Underwriters exercised the overallotment option to purchase an additional 100,000 shares of common stock.
The Offering and overallotment option closed on April 3, 2013 and April 29, 2013, respectively. The net proceeds received from the Offering and overallotment option were approximately $36,150, after deducting the Underwriters' discounts and commissions and estimated offering expenses. The net proceeds will be used to pay down amounts outstanding as of March 31, 2013 under the bank lines of credit, as well as to fund the construction programs of our Water Utility Services operations and for other general corporate purposes.
The Offering was made pursuant to the Company's effective registration statement on Form S-3 (Registration No. 333-184984) and the prospectus dated December 21, 2013 included in such registration statement, as supplemented by a preliminary prospectus supplement dated March 27, 2013 and a final prospectus supplement dated March 28, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except where otherwise noted and per share amounts)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution, wholesale and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna leases.
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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the quarter ended March 31, 2013:

				% for Three Months Ended March 31, 2013 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	13%	12%
Warehouse building *	Windsor, Connecticut	17	170,000	5%	4%
Retail building	El Paso, Texas	2	14,000	6%	2%
Warehouse building	Phoenix, Arizona	11	176,000	17%	11%
Warehouse building	Knoxville, Tennessee	30	361,500	19%	17%
Commercial building	Knoxville, Tennessee	15	135,000	40%	54%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 11,000 connections that serve approximately 36,000 people. CLWSC’s service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permit was approved unanimously by the groundwater district in Gonzales County. The permit was subsequently received in March 2013.

Business Strategy for Water Utility Services:
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

Business Strategy for Real Estate Services:
SJW Corp.’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land and owns and operates a portfolio of commercial buildings in the states of California, Texas, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company implements its investment strategy by managing income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company’s real estate investments diversify SJW Corp.’s asset base.

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

Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to operating revenue in the period which the revision to Water Utility Services’ estimates is determined. San Jose Water Company also recognizes balancing and memorandum accounts in its revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Revenues include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the three months ended March 31, 2013 and 2012, the surcharge was $715 and $793, respectively.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, and the postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized during the quarter ended March 31, 2013 or during the year ended December 31, 2012.
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
The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and other approved activities or as directed by the CPUC. Rate recovery for these memorandum accounts is generally allowed in the next general rate cases.
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
It is typical for the CPUC to incorporate any over-collected and/or under-collected balances in balancing or memorandum accounts into customer rates at the time rate decisions are made as part of the Company’s general rate case proceedings by assessing temporary surcredits and/or surcharges. In the case where the Company’s balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, the Company can request the CPUC to recognize the amounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter.

Recent Accounting Pronouncements:
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02 that expanded disclosures for items reclassified out of accumulated other comprehensive income. Other comprehensive income only consists of changes in fair value on available-for-sale securities. Since the Company did not have any sales of available-for-sale securities in the period, there were no reclassifications of accumulated other comprehensive income. The ASU became effective for the Company's quarter ended March 31, 2013. The guidance did not have any impact on the Company's financial position, results of operations or cash flows.

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
Overview
SJW Corp.’s consolidated net income for the three months ended March 31, 2013 was $1,317, an increase of $208 or approximately 19%, from $1,109 for the same period in 2012. The increase in net income was primarily due to the gain from the sale of our Connecticut real estate property offset in part by a decrease in usage and increases in administrative and general expenses and depreciation.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2013	2012
Water Utility Services	$48,884	49,898
Real Estate Services	1,255	1,251
	$50,139	51,149
The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2013 vs. 2012
	Increase/(decrease)
Water Utility Services:
Consumption changes	$(3,323)	(7)%
New customers increase	241	—%
Rate increases	248	1%
Balancing and memorandum accounts	1,820	4%
Real Estate Services	4	—%
	$(1,010)	(2)%
Consumption changes in the first quarter of 2013 were influenced by cooler temperatures in our California service area when compared to the warmer weather experienced in the first quarter of 2012.
Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2013	2012
Water Utility Services	$43,307	43,098
Real Estate Services	810	846
All Other	249	480
	$44,366	44,424

The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2013 vs. 2012
	Increase/(decrease)
Water production costs:
Change in surface water supply	$(1,940)	(4)%
Change in usage and new customers	(841)	(2)%
Purchased water and groundwater extraction charge and energy price increase	944	2%
Total water production costs	(1,837)	(4)%
Administrative and general	946	2%
Maintenance	211	1%
Property taxes and other non-income taxes	114	—%
Depreciation and amortization	508	1%
	$(58)	—%
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
Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% Change
	2013	2012
Purchased water	4,563	6,750	(2,187)	(24)%
Groundwater	2,514	1,797	717	8%
Surface water	1,234	349	885	10%
Reclaimed water	36	52	(16)	—%
	8,347	8,948	(601)	(6)%
The changes in the source of supply mix were consistent with the changes in the water production costs.
Unaccounted-for water on a 12 month-to-date basis for March 31, 2013 and 2012 approximated 6.6% and 6.3%, respectively, as a percentage of total production. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.
Water production costs
For the three months ended March 31, 2013 compared to the same period in 2012, the decrease in water production costs was primarily attributable to an increase in the use of available surface water and lower customer water usage partially offset by higher per unit costs for purchased water and groundwater extraction charges. Effective July 2012, SCVWD increased the unit price of purchased water by approximately 8% and the groundwater extraction charge by approximately 9%.
Other Operating Expenses
Operating expenses, excluding water production costs, increased $1,779 for the three months ended March 31, 2013 compared to the same period in 2012. The increase was primarily attributable to an increase of $946 in administrative and general expenses related to nonrecurring settlement payments and a bonus payment incurred in connection with securing permits for our Texas water supply project. In addition, depreciation expense increased $508 due to increases in utility plant, $211 increase in maintenance expenses and $114 increase in property taxes and other non-income taxes as a result of increased utility plant.

Other (Expense) Income
For the three months ended March 31, 2013 compared to the same period in 2012, the change in other (expense) income was primarily due to a gain from the sale of our Connecticut real estate property of $1,063.
Provision for Income Taxes
For the three months ended March 31, 2013 compared to the same period in 2012, income tax expense increased $131 as a result of higher pre-tax income. The effective consolidated income tax rates were 41% and 42% for the three month periods ended March 31, 2013 and 2012, respectively. The Company is currently undergoing an income tax examination by the Internal Revenue Service for its fiscal years 2008 through 2011. The fieldwork for the audit has been completed and is pending approval from the Joint Committee on Taxation. The Company does not expect any material adjustments.
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was passed into law. The Act extends many expired corporate income tax provisions that could affect companies' current and deferred taxes and related disclosures for financial reporting purposes. The Company has assessed the impact of the Act and the impact has been included in the Company's financial statements for the three months ended March 31, 2013.
Other Comprehensive Income
The change in other comprehensive income for the three months ended March 31, 2013 compared to the same period in 2012 was due to the changes in market value of the Company’s investment in California Water Service Group.
Water Supply
On April 1, 2013, SCVWD’s ten reservoirs were approximately 48% full with 81,475 acre-feet of water in storage. As reported by SCVWD, the rainfall from July 1, 2012 to April 1, 2013 was approximately 74% of the seasonal average to date. As of March 31, 2013, San Jose Water Company’s Lake Elsman contained 1,167 million gallons of which approximately 967 million gallons can be utilized. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 32.42 inches for the rainfall season that commenced on July 1, 2012 and ends on June 30, 2013, which is approximately 80% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2013.
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
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP has aging infrastructure and many of its components are at the end of their useful lives, or they do not meet current structural and seismic requirements. The total planned project cost is $73,700 over five years. San Jose Water Company’s application requested revenue increases of $490, or 0.22% in 2011, $1,861, or 0.85% in 2012, $7,700, or 3.50% in 2013, $3,547, or 1.61% in 2014 and $843, or 0.38% in 2015 (all at the then current authorized rate of return). On March 6, 2013, San Jose Water Company and the CPUC's Division of Ratepayer Advocates submitted a joint settlement which, if approved, would provide CPUC approval to move forward with the MWTP upgrades. The settlement substantially provides for: (1) the recorded costs of the Montevina upgrade project will be included in rate base through annual advice letters, (2) a total project cost estimate of $62,000, which is treated as an advice letter cap for ratemaking purposes, and (3) San Jose Water Company has the opportunity to request additional funding in a future general rate case or separate application if the cost of construction for the Montevina upgrade project exceeds the advice letter construction cap. A decision on the application is expected in the second quarter of 2013.

On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. This general rate case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $2,599 in the balancing account, (2) disbursement of the over-collected balance of $650 accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company's revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Any difference between interim rates and approved rates will be tracked in a memorandum account and will be submitted for recovery or refund in the Company's next general rate case. On January 29, 2013, the administrative law judge issued a ruling reopening the record of the proceeding for the limited purpose of receiving and evaluating new information regarding security and safety issues. A pre-hearing conference regarding these safety and security issues was held on February 15, 2013 and a scoping memo was issued on March 4, 2013. San Jose Water Company issued a report addressing the safety and security issues raised by the administrative law judge on February 27, 2013, and the Division of Ratepayer Advocates issued testimony on these issues on April 5, 2013. A hearing on these matters was held on April 22, 2013. Briefs regarding the safety and security issues will be filed on May 6, 2013. The scoping memo issued on March 4, 2013 included a requirement that parties to the proceeding meet using alternative dispute resolution discussions regarding previously litigated portions of the proceeding. As required, the parties engaged in alternative dispute resolution led settlement discussions during the month of March 2013.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. CLWSC is also requesting the TCEQ for a rate base determination. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. Evidentiary hearings on these matters were conducted in March 2012 and in August 2012, and a TCEQ decision is expected sometime in the second quarter of 2013. Until final approval by the TCEQ, the 38% rate increase in October 2010 is subject to adjustment or refund.

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2013, SJW Corp. generated cash flows from operations of approximately $14,400, compared to $14,800 for the same period in 2012. Cash flow from operations is primarily generated by net income from its revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $400. This decrease was caused by a combination of the following factors: (1) collections of previously billed and accrued receivables, including the regulatory asset recorded in other current asset, decreased by $1,600, (2) recognition of the balancing and memorandum accounts drove a decrease of $1,000, (3) net income adjusted for non-cash items and gains from asset activity decreased $700, (4) payments of amounts previously invoiced and accruals related to groundwater extraction charges and purchased water increased by $1,900, and (5) general working capital and postretirement changes caused a $1,000 increase.
As of March 31, 2013, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2012. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the three months ended March 31, 2013, SJW Corp. used approximately $17,400 of cash for company funded capital expenditures, $2,700 for developer funded capital expenditures, $1,200 for real estate investments related to the leasehold improvement additions for the property located in Knoxville, Tennessee, and $1,100 for acquisitions. Proceeds from the sale of SJW Land Company's real estate investment in Connecticut provided cash proceeds of $8,800.
Water Utility Services’ budgeted capital expenditures for 2013, exclusive of capital expenditures financed by customer contributions and advances, are $92,500. Included in this amount is $6,000 related to reinvestment in utility plant associated with the American Taxpayer Relief Act of 2012, which extended bonus depreciation for property placed in service before January 1, 2014. As of March 31, 2013, approximately $17,400 or 19% of the $92,500 has been spent.

Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $553,455 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and TCEQ approval. In addition, San Jose Water Company requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant. On March 6, 2013, San Jose Water Company and the CPUC's Division of Ratepayer Advocates submitted a joint settlement which, if approved, would provide CPUC approval to move forward with upgrades to the Plant totaling $62,000. A decision on the application is expected in the second quarter of 2013. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2013 decreased by approximately $2,000 from the same period in the prior year, primarily as a result of increased net borrowings on the line of credit offset by an increase in repayments of long-term borrowings.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of March 31, 2013, San Jose Water Company’s funded debt and equity were approximately 48% and 52%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.
On March 28, 2013, the Company entered into an underwriting agreement with Robert W. Baird & Co. Incorporated, as the representative of several underwriters (the “Underwriters”), which provided for the issuance and sale in an underwritten public offering (the “Offering”) by the Company and the purchase by the Underwriters of 1,321,000 shares of common stock, par value $0.521 per share. The shares in the Offering were sold at a public offering price of $26.50 per share, and were purchased by the Underwriters at a price of $25.44 per share. The Company also granted the Underwriters a 30-day option to purchase up to 198,150 additional shares of common stock to cover over-allotments, if any. On April 25, 2013, the Underwriters exercised the overallotment option to purchase an additional 100,000 shares of common stock.
The Offering and overallotment option closed on April 3, 2013 and April 29, 2013, respectively. The net proceeds received from the Offering and overallotment option was approximately $36,150, after deducting the Underwriters' discounts and commissions and estimated offering expenses. The net proceeds will be used to pay down amounts outstanding as of March 31, 2013 under the bank lines of credit, as well as to fund the construction programs of our Water Utility Services operations and for other general corporate purposes.
The Offering was made pursuant to the Company's effective registration statement on Form S-3 (Registration No. 333-184984) and the prospectus dated December 21, 2013 included in such registration statement, as supplemented by a preliminary prospectus supplement dated March 27, 2013 and a final prospectus supplement dated March 28, 2013.
SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of March 31, 2013, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2013, San Jose Water Company’s funded debt was 48% of total capitalization and the net income available for interest charges was 343% of interest charges. As of March 31, 2013, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2013, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2013, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of March 31, 2013, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At March 31, 2013, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $64,900. These lines of credit bear interest at variable rates. They will expire on September 1, 2014. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 1.2% as of March 31, 2013. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2013, SJW Corp.’s funded debt was 55% of total capitalization and the net income available for interest charges was 290% of interest charges. As of March 31, 2013, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2013, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 385,120 shares of common stock of California Water Service Group as of March 31, 2013, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On April 24, 2013, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1825 per share of common stock. The dividend will be paid on June 3, 2013 to shareholders of record as of the close of business on May 6, 2013.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	May 1, 2013	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

1.1	Underwriting Agreement, dated March 28, 2013. Incorporated by reference to Exhibit 1.1 to Form 8-K filed on March 28, 2013.

10.1
First Amendment to Credit Agreement by and between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association dated January 11, 2013. Incorporated by reference as Exhibit 10.10 to Form 10-K for the year ended December 31, 2012.

10.2
First Amendment to Credit Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated January 11, 2013. Incorporated by reference as Exhibit 10.16 to Form 10-K for the year ended December 31, 2012.

10.3
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.4	Performance Goals for the Chief Executive Officer 2013 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.61 to Form 10-K for the year ended December 31, 2012. (2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President, Chief Executive Officer and Chairman of the Board. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President, Chief Executive Officer and Chairman of the Board, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.

(2)	Management contract or compensatory plan or agreement.