Form 10-Q
period 2013-06-30
SJW CORP
filed 2013-08-07
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of July 26, 2013, there were 20,137,197 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
OPERATING REVENUE	$74,230	65,575	$124,369	116,724
OPERATING EXPENSE:
Production Costs:
Purchased water	18,314	17,783	28,433	31,360
Power	1,777	1,303	2,662	2,168
Groundwater extraction charges	9,525	5,439	14,115	8,385
Other production costs	2,882	2,841	5,595	5,597
Total production costs	32,498	27,366	50,805	47,510
Administrative and general	10,085	10,746	21,579	21,294
Maintenance	3,433	3,133	6,633	6,122
Property taxes and other non-income taxes	2,534	2,419	5,083	4,854
Depreciation and amortization	8,743	8,326	17,559	16,634
Total operating expense	57,293	51,990	101,659	96,414
OPERATING INCOME	16,937	13,585	22,710	20,310
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,678)	(4,659)	(9,323)	(9,339)
Mortgage and other interest expense	(278)	(391)	(655)	(786)
Gain on sale of real estate investment	—	—	1,063	—
Dividend income	61	61	123	121
Other, net	589	162	960	360
Income before income taxes	12,631	8,758	14,878	10,666
Provision for income taxes	5,191	3,557	6,121	4,356
NET INCOME	7,440	5,201	8,757	6,310
Other comprehensive (loss) income, net	(89)	59	265	48
COMPREHENSIVE INCOME	$7,351	5,260	$9,022	6,358
EARNINGS PER SHARE
Basic	$0.37	0.28	$0.45	0.34
Diluted	$0.37	0.28	$0.45	0.34
DIVIDENDS PER SHARE	$0.18	0.18	$0.37	0.36
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,072,703	18,626,547	19,384,855	18,619,149
Diluted	20,266,480	18,824,481	19,581,515	18,822,784
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS
Utility plant:
Land	$10,279	10,156
Depreciable plant and equipment	1,209,767	1,166,220
Construction in progress	24,855	24,298
Intangible assets	18,259	15,561
	1,263,160	1,216,235
Less accumulated depreciation and amortization	400,494	384,675
	862,666	831,560
Real estate investments	78,268	74,232
Less accumulated depreciation and amortization	9,839	9,045
	68,429	65,187
CURRENT ASSETS:
Cash and cash equivalents	4,005	2,522
Accounts receivable:
Customers, net of allowances for uncollectible accounts	18,097	12,317
Income tax	27	489
Other	1,152	854
Accrued unbilled utility revenue	21,917	16,284
Long-lived assets held-for-sale	—	7,768
Materials and supplies	1,045	1,088
Prepaid expenses	1,980	1,589
	48,223	42,911
OTHER ASSETS:
Investment in California Water Service Group	7,514	7,067
Unamortized debt issuance, broker and reacquisition costs	5,395	5,226
Regulatory assets, net	132,299	130,488
Other	5,939	5,060
	151,147	147,841
	$1,130,465	1,087,499
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,137,090 shares on June 30, 2013 and 18,670,566 on December 31, 2012	$10,489	9,724
Additional paid-in capital	62,148	26,117
Retained earnings	238,060	236,453
Accumulated other comprehensive income	2,574	2,310
Total shareholders’ equity	313,271	274,604
Long-term debt, less current portion	335,300	335,598
	648,571	610,202
CURRENT LIABILITIES:
Line of credit	—	15,300
Current portion of long-term debt	540	5,392
Accrued groundwater extraction charges and purchased water	10,074	4,755
Purchased power	725	317
Accounts payable	15,906	8,481
Accrued interest	5,342	5,355
Accrued property taxes and other non-income taxes	824	1,465
Accrued payroll	2,971	3,069
Other current liabilities	8,803	4,973
	45,185	49,107
DEFERRED INCOME TAXES	151,628	147,579
UNAMORTIZED INVESTMENT TAX CREDITS	1,405	1,434
ADVANCES FOR CONSTRUCTION	68,882	68,277
CONTRIBUTIONS IN AID OF CONSTRUCTION	128,783	128,466
DEFERRED REVENUE	1,224	1,137
POSTRETIREMENT BENEFIT PLANS	76,823	73,425
OTHER NONCURRENT LIABILITIES	7,964	7,872
COMMITMENTS AND CONTINGENCIES	—	—
	$1,130,465	1,087,499
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$8,757	6,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,338	17,368
Deferred income taxes	4,200	3,455
Share-based compensation	589	283
Gain on sale of real estate investment	(1,063)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(11,711)	(8,723)
Accounts payable, purchased power and other current liabilities	2,266	321
Accrued groundwater extraction charges and purchased water	5,319	3,623
Tax receivable and accrued taxes	(144)	3,553
Other current asset	—	1,856
Postretirement benefits	3,398	2,667
Regulatory asset related to balancing and memorandum accounts	(1,811)	—
Other changes, net	(1,099)	937
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,039	31,650
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(35,684)	(40,792)
Contributions in aid of construction	(4,631)	(1,822)
Additions to real estate investments	(3,453)	(48)
Payments for business/asset acquisition and water rights	(1,569)	(1,808)
Cost to retire utility plant, net of salvage	(1,170)	(92)
Proceeds from sale of real estate investment	8,831	—
NET CASH USED IN INVESTING ACTIVITIES	(37,676)	(44,562)
FINANCING ACTIVITIES:
Borrowings from line of credit	13,300	—
Repayments of line of credit	(28,600)	—
Repayments of long-term borrowings	(5,150)	(460)
Debt issuance costs	—	(33)
Dividends paid	(7,086)	(6,610)
Issuance of common stock, net of issuance costs	35,894	—
Exercise of stock options and similar instruments	366	405
Tax benefits realized from share options exercised	95	43
Receipts of advances and contributions in aid of construction	4,348	3,118
Refunds of advances for construction	(1,047)	(1,027)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,120	(4,564)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,483	(17,476)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,522	26,734
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,005	9,258
Cash paid (received) during the period for:
Interest	$10,487	10,639
Income taxes	1,260	(3,765)
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	6,560	6,682
Utility property installed by developers	(112)	107
Increase in real estate investments due to accrued tenant improvements	583	—
Accrued intangible assets and other charges related to water supply project in Texas	2,218	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2013 and 2012, 799 and 1,001 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2013 and 2012, 1,145 and 1,666 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended June 30, 2013 and 2012, the amounts allocated to administrative and general expense were $395 and $351, respectively. For the six months ended June 30, 2013 and 2012, the amounts allocated to administrative and general expense were $779 and $734, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of June 30, 2013, the remaining shares available for issuance under the Incentive Plan were 1,161,225, and 321,380 shares were issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units. In addition, shares are issued to employees under the ESPP. SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2013
(in thousands, except share and per share data)

The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Compensation costs charged to income:
ESPP	$—	—	$58	49
Restricted stock and deferred restricted stock	242	100	531	234
Total compensation costs charged to income	$242	100	$589	283
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	8	$—	8
Restricted stock and deferred restricted stock	65	35	95	35
Total excess tax benefits realized from share options exercised and stock issuance	$65	43	$95	43
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	75	$—	75
DRSPP	21	21	38	52
ESPP	—	—	328	278
Total proceeds from the exercise of stock options and similar instruments	$21	96	$366	405
Stock Options
No options were granted during the three and six months ended June 30, 2013 and 2012.
As of June 30, 2013, there were no unrecognized compensation costs related to stock options.
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
On April 23, 2013, 3,634 shares of common stock were awarded as a special stock bonus award to a key executive of SJW Corp. The award was issued upon satisfaction of previously agreed upon conditions and is not subject to vesting.
On April 24, 2013, restricted stock units covering an aggregate of 2,667 shares of common stock of SJW Corp. were granted to the non-employee board members of SJW Corp. The units vest upon continuous board service through the day immediately preceding the date of the next annual shareholder meeting with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of 25.58 per unit is being recognized over the service period beginning in 2013.
As of June 30, 2013, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $855. This cost is expected to be recognized over a remaining weighted-average period of 1.71 years.
Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and six months ended June 30, 2013, $31 and $65, respectively, related to DERs was recorded against retained earnings and was accrued as a liability. For the three and six months ended June 30, 2012, $32 and $66, respectively, related to DERs was recorded against retained earnings and was accrued as a liability.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2013
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $37 and $58 for the three and six months ended June 30, 2013, respectively, and $28 and $45 for the three and six months ended June 30, 2012, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2013 for the ESPP is approximately $12. This cost is expected to be recognized during the third quarter of 2013.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. For the three and six months ended June 30, 2013, 825 and 1,444 shares, respectively, have been issued under the DRSPP. For the three and six months ended June 30, 2012, 896 and 2,198 shares, respectively, have been issued under the DRSPP.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Land	$18,892	18,892
Buildings and improvements	59,047	55,011
Intangibles	329	329
Subtotal	78,268	74,232
Less: accumulated depreciation and amortization	9,839	9,045
Total	$68,429	65,187
Depreciation and amortization is computed using the straight-line method over the estimated service life of the respective assets, ranging from 5 to 39 years.
On February 1, 2013, SJW Land Company sold its warehouse building located in Windsor, Connecticut for $9,200. The Company recognized a pre-tax gain on the sale of real estate investment of $1,063, after selling expenses of $369. The warehouse building was recorded in long-lived assets held-for-sale on the Company’s Consolidated Balance Sheet as of December 31, 2012.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2013
(in thousands, except share and per share data)

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible union and nonunion employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Executive officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and executive officers hired on or after March 31, 2008 are eligible to receive retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both of those plans are non-qualified plans in which only senior officers and other designated members of management may participate. The Company also provides health care and life insurance benefits for retired employees under the other postretirement benefit plan. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and other postretirement benefit plan for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$1,239	1,157	$2,478	2,314
Interest cost	1,475	1,450	2,950	2,901
Other cost	1,208	1,166	2,416	2,332
Expected return on assets	(1,380)	(1,148)	(2,760)	(2,297)
	$2,542	2,625	$5,084	5,250

The following tables summarize the fair values of plan assets by major categories as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements at June 30, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$3,868	$3,868	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	256	243	13	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	26,647	26,647	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	4,590	4,590	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	2,562	2,562	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,127	4,127	—	—
REIT	NAREIT - Equity REIT’S	3,998	—	3,998	—
Fixed Income (b)	(b)	36,128	—	36,128	—
Total		$82,176	$42,037	$40,139	$—
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
JUNE 30, 2013
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

In 2013, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,300 to the pension plans and other postretirement benefit plan. For the three and six months ended June 30, 2013, $1,489 has been contributed to the pension plans and other postretirement benefit plan.

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
SJW Corp.’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.’s chief operating decision maker is its Chairman, President and Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiaries.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2013
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

	For Three Months Ended June 30, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$71,457	1,579	1,194	—	71,457	2,773	74,230
Operating expense	54,960	1,353	748	232	54,960	2,333	57,293
Operating income (loss)	16,497	226	446	(232)	16,497	440	16,937
Net income (loss)	7,686	108	33	(387)	7,686	(246)	7,440
Depreciation and amortization	8,264	92	387	—	8,264	479	8,743
Senior note, mortgage and other interest expense	4,146	—	265	545	4,146	810	4,956
Income tax expense (benefit) in net income	5,379	57	47	(292)	5,379	(188)	5,191
Assets	$1,034,842	16,596	71,300	7,727	1,034,842	95,623	1,130,465

	For Three Months Ended June 30, 2012
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$62,902	1,422	1,251	—	62,902	2,673	65,575
Operating expense	49,997	1,159	827	7	49,997	1,993	51,990
Operating income (loss)	12,905	263	424	(7)	12,905	680	13,585
Net income (loss)	5,364	107	(51)	(219)	5,364	(163)	5,201
Depreciation and amortization	7,768	90	468	—	7,768	558	8,326
Senior note, mortgage and other interest expense	4,115	—	391	544	4,115	935	5,050
Income tax expense (benefit) in net income	3,658	108	(35)	(174)	3,658	(101)	3,557
Assets	$954,955	13,016	79,290	7,986	954,955	100,292	1,055,247

	For Six Months Ended June 30, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$119,255	2,665	2,449	—	119,255	5,114	124,369
Operating expense	96,585	3,035	1,558	481	96,585	5,074	101,659
Operating income (loss)	22,670	(370)	891	(481)	22,670	40	22,710
Net income (loss)	9,286	(400)	669	(798)	9,286	(529)	8,757
Depreciation and amortization	16,586	180	793	—	16,586	973	17,559
Senior note, mortgage and other interest expense	8,298	—	585	1,095	8,298	1,680	9,978
Income tax expense (benefit) in net income	6,301	(87)	507	(600)	6,301	(180)	6,121
Assets	$1,034,842	16,596	71,300	7,727	1,034,842	95,623	1,130,465

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2013
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
The following instruments are not measured at fair value on the Company’s condensed consolidated balance sheets as of June 30, 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2013 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended June 30, 2013. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.’s long-term debt was approximately $404,161 and $455,042 as of June 30, 2013 and December 31, 2012, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The book value of the long-term debt was $335,840 and $340,990 as of June 30, 2013 and December 31, 2012, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2013
(in thousands, except share and per share data)

The following table summarizes the fair value of the Company’s investment in California Water Service Group as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,514	7,514	—	—

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,067	7,067	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between rate cases, the Company considers evidence that may exist prior to California Public Utilities Commission (“CPUC”) authorization that would satisfy regulated revenue recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company’s financial statements.
As of June 30, 2013 and December 31, 2012, the total balance in San Jose Water Company’s balancing accounts, including interest, was a net under-collection of $6,215 and $6,314, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to recover $2,600 of this balance, which represented balances accumulated through December 31, 2010, plus interest. As of June 30, 2013 and December 31, 2012, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was a net over-collection of $1,158 and $1,486, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to refund $700, which represented a portion of the net over-collection accumulated through September 30, 2011, including interest. As of June 30, 2013, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, was a net under-collection of $5,057.
The Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded revenue and regulatory assets totaling $1,674 and $2,682 during the three and six months ended June 30, 2013, respectively, and $0 during the three and six months ended June 30, 2012. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2013
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

Note 10.	Sale of Stock

On March 28, 2013, the Company entered into an underwriting agreement with Robert W. Baird & Co. Incorporated, as the representative of several underwriters (the “Underwriters”), which provided for the issuance and sale in an underwritten public offering (the “Offering”) by the Company and the purchase by the Underwriters of 1,321,000 shares of common stock, par value $0.521 per share of the Company’s common stock. The shares in the Offering were sold at a public offering price of $26.50 per share, and were purchased by the Underwriters at a price of $25.44 per share. The Company also granted the Underwriters a 30-day option to purchase up to 198,150 additional shares of common stock to cover over-allotments, if any. On April 25, 2013, the Underwriters exercised the overallotment option to purchase an additional 100,000 shares of common stock.
The Offering and overallotment option closed on April 3, 2013 and April 29, 2013, respectively. The net proceeds received from the Offering and the exercise of the overallotment option were approximately $35,894, after deducting the Underwriters’ discounts and commissions and estimated offering expenses. The net proceeds were used to pay down amounts outstanding as of March 31, 2013 under the Company’s bank lines of credit, as well as to fund the construction programs of our Water Utility Services operations and for other general corporate purposes.

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

General:
SJW Corp. is a holding company with four subsidiaries: San Jose Water Company, SJW Land Company, SJWTX, Inc., and Texas Water Alliance Limited.
San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to approximately 228,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended June 30, 2013:

				% for Six Months Ended June 30, 2013 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	14%	12%
Warehouse building *	Windsor, Connecticut	17	170,000	3%	2%
Retail building	El Paso, Texas	2	14,000	6%	2%
Warehouse building	Phoenix, Arizona	11	176,000	17%	12%
Warehouse building	Knoxville, Tennessee	30	361,500	20%	14%
Commercial building	Knoxville, Tennessee	15	135,000	40%	58%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*
On February 1, 2013, SJW Land Company closed the sale of its Connecticut warehouse building. Revenue and expense amounts are through the sale closing date. Expense amount excludes the gain on sale of property.

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
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company’s service area and to the central Texas hill country communities and utilities adjacent to this area. In January 2013, TWA’s permit was approved unanimously by the groundwater district in Gonzales County. The permit was subsequently received in March 2013.

Business Strategy for Water Utility Services:
SJW Corp. focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations.

(2)
Regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC in California and the Texas Commission on Environmental Quality (“TCEQ”) in Texas.

(3)	Out-of-region water and utility related services.
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

Business Strategy for Real Estate Services:
SJW Corp.’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land and owns and operates a portfolio of commercial buildings in the states of California, Texas, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company implements its investment strategy by managing acquired income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company’s real estate investments diversify SJW Corp.’s asset base.

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
Revenues include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the three months ended June 30, 2013 and 2012, the surcharge was $917 and $812, respectively. For the six months ended June 30, 2013 and 2012, the surcharge was $1,632 and $1,605, respectively.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized during the year-to-date period ended June 30, 2013 or during the year ended December 31, 2012.
Pension Plan Accounting
San Jose Water Company offers a Pension Plan, an Executive Supplemental Retirement Plan, and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases expected to be received by the employees, mortality, turnover, and medical costs. Plan assets are marked to market at each reporting date.
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
The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and other approved activities or as directed by the CPUC. Rate recovery for these memorandum accounts is generally allowed in the next general rate case.
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between rate cases, the Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980, subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company’s financial statements.
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

Recent Accounting Pronouncements:
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02 that expanded disclosures for items reclassified out of accumulated other comprehensive income. The Company’s other comprehensive income only consists of changes in fair value on available-for-sale securities. Since the Company did not have any sales of available-for-sale securities in the period, there were no reclassifications of accumulated other comprehensive income. The ASU became effective for the Company’s quarter ended March 31, 2013. The guidance did not have any impact on the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2013.
In July 2013, the FASB issued ASU 2013-11 which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective for fiscal years, and interim period within those years, beginning after December 15, 2013. Early adoption is permitted. The Company early adopted this ASU during the quarter ended March 31, 2013. The guidance did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and six months ended June 30, 2013.

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
Overview
SJW Corp.’s consolidated net income for the three months ended June 30, 2013 was $7,440, an increase of $2,239 or approximately 43%, from $5,201 for the same period in 2012. The increase in net income was primarily due to an increase in usage and rates, partially offset by an increase in groundwater extraction charges. SJW Corp.’s consolidated net income for the six months ended June 30, 2013 was $8,757, an increase of $2,447 or approximately 39%, from $6,310 for the same period in 2012. The increase in net income was primarily due to an increase in usage and rates, recognition of certain balancing and memorandum accounts and a gain on the sale of our Connecticut real estate property. This increase was partially offset by increases in groundwater extraction charges, maintenance expenses and depreciation.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Water Utility Services	$73,036	64,324	$121,920	114,222
Real Estate Services	1,194	1,251	2,449	2,502
	$74,230	65,575	$124,369	116,724
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2013 vs. 2012		Six months ended June 30, 2013 vs. 2012
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$5,402	8%	$1,962	2%
New customers increase	362	1%	590	1%
Rate increases	2,218	3%	2,531	2%
Balancing and memorandum accounts	730	1%	2,615	2%
Real Estate Services	(57)	—%	(53)	—%
	$8,655	13%	$7,645	7%

Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Water Utility Services	$56,313	51,156	$99,620	94,254
Real Estate Services	748	827	1,558	1,673
All Other	232	7	481	487
	$57,293	51,990	$101,659	96,414

The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2013 vs. 2012		Six months ended June 30, 2013 vs. 2012
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water use	$912	2%	$(1,028)	(1)%
Change in usage and new customers	2,292	4%	1,451	1%
Purchased water and groundwater extraction charge and energy price increase	1,928	4%	2,872	3%
Total water production costs	5,132	10%	3,295	3%
Administrative and general	(661)	(1)%	285	—%
Maintenance	300	—%	511	1%
Property taxes and other non-income taxes	115	—%	229	—%
Depreciation and amortization	417	1%	925	1%
	$5,303	10%	$5,245	5%
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
Surface water is the least expensive source of water. The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% Change	Six months ended June 30,		Increase/ (decrease)	% Change
	2013	2012			2013	2012
Purchased water	8,277	8,737	(460)	(4)%	12,840	15,487	(2,647)	(12)%
Groundwater	5,109	3,264	1,845	14%	7,623	5,061	2,562	12%
Surface water	403	831	(428)	(3)%	1,637	1,180	457	2%
Reclaimed water	229	162	67	1%	265	214	51	—%
	14,018	12,994	1,024	8%	22,365	21,942	423	2%
The changes in the source of supply mix were consistent with the changes in the water production costs.
Unaccounted-for water on a 12-month-to-date basis for June 30, 2013 and 2012 approximated 5.5% and 6.7%, respectively, as a percentage of total production. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.
Water production costs
For the three and six months ended June 30, 2013 compared to the same periods in 2012, the increase in water production costs was primarily attributable to higher customer water usage and higher per unit costs for purchased water and groundwater extraction charges. Effective July 2012, SCVWD increased the unit price of purchased water by approximately 8% and the groundwater extraction charge by approximately 9%. In addition, water production costs increased due to a decrease in the availability of surface water supply and decreased due to an increase in the use of available surface water for the three and six months ended June 30, 2013 compared to the same periods in 2012, respectively.
Other Operating Expenses
Operating expenses, excluding water production costs, increased $171 for the three months ended June 30, 2013 compared to the same period in 2012. The increase was primarily attributable to a $417 increase of depreciation expense due to increases in utility plant and $300 increase in maintenance expenses due to an increase in main and service leaks that resulted in additional contracted work, paving and materials. In addition, property taxes and other non-income taxes increased $115 as a result of increased utility plant. These increases were offset by a decrease of $661 in administrative and general expenses as a result of lower recycled water retrofit program expenses.
Operating expenses, excluding water production costs, increased $1,950 for the six months ended June 30, 2013 compared to the same period in 2012. The increase was primarily attributable to a $925 increase of depreciation expense due to increases in utility plant, $511 increase in maintenance expenses due to an increase in main and service leaks that resulted in additional contracted work, paving and materials. In addition, administrative and general expenses increased $285 primarily due to nonrecurring settlement payments and bonus payments incurred in connection with securing permits for our Texas water supply project, offset by lower recycled water retrofit program expenses. Property taxes and other non-income taxes also increased $229 as a result of increased utility plant.
Other (Expense) Income
For the three months ended June 30, 2013 compared to the same period in 2012, the change in other (expense) income was primarily due to recognition of $214 in income from non-refundable developer deposits. For the six months ended June 30, 2013 compared to the same period in 2012, the change in other (expense) income was primarily due to a gain from the sale of our Connecticut real estate property of $1,063 and recognition of $360 in income from non-refundable developer deposits.
Provision for Income Taxes
For the three and six months ended June 30, 2013 compared to the same periods in 2012, income tax expense increased $1,634 and $1,765, respectively, as a result of higher pre-tax income. The effective consolidated income tax rates were 41% for the three and six month periods ended June 30, 2013 and 2012. The Company is currently undergoing an income tax examination by the Internal Revenue Service for its fiscal years 2008 through 2011. The fieldwork for the audit has been completed and is pending approval from the Joint Committee on Taxation. The Company does not expect any material adjustments resulting from the audit.
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was passed into law. The Act extends many expired corporate income tax provisions that could affect companies’ current and deferred taxes and related disclosures for financial reporting purposes. The Company has assessed the impact of the Act and the impact has been included in the Company’s financial statements for the three and six months ended June 30, 2013.
Other Comprehensive Income
The change in other comprehensive income for the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to the change in market value of the Company’s investment in California Water Service Group.
Water Supply
On June 30, 2013, SCVWD’s 10 reservoirs were approximately 47% full with 79,084 acre-feet of water in storage. As reported by SCVWD, the rainfall from July 1, 2012 to June 30, 2013 was approximately 68% of the seasonal average to date. As of June 30, 2013, San Jose Water Company’s Lake Elsman contained 969 million gallons of which approximately 769 million gallons can be utilized. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 32.95 inches for the rainfall season that commenced on July 1, 2012 and ends on June 30, 2013, which is approximately 72% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2013.
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

On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP has aging infrastructure and many of its components are at the end of their useful lives, or they do not meet current structural and seismic requirements. On March 6, 2013, San Jose Water Company and the CPUC’s Division of Ratepayer Advocates submitted a joint settlement which, if approved, would provide CPUC approval to move forward with the MWTP upgrades. The settlement substantially provides for: (1) the recorded costs of the Montevina upgrade project will be included in rate base through annual advice letters, (2) a total project cost estimate of $62,000 that will be spent over the next five years, which is treated as an advice letter cap for ratemaking purposes, and (3) San Jose Water Company has the opportunity to request additional funding in a future general rate case or separate application if the cost of construction for the Montevina upgrade project exceeds the advice letter construction cap. On July 25, 2013, the CPUC issued Decision 13-07-028, which adopted all provisions of the joint settlement.
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. This general rate case filing also includes several “special requests”, including but not limited to: (1) recovery of under-collected balancing account balances of $2,599, (2) disbursement of over-collected memorandum account balances of $650 and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company’s revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Any difference between interim rates and approved rates will be tracked in a memorandum account and will be submitted for recovery or refund. On January 29, 2013, the administrative law judge issued a ruling reopening the record of the proceeding for the limited purpose of receiving and evaluating new information regarding security and safety issues. A pre-hearing conference regarding these safety and security issues was held on February 15, 2013 and a scoping memo was issued on March 4, 2013. San Jose Water Company issued a report addressing the safety and security issues raised by the administrative law judge on February 27, 2013, and the Division of Ratepayer Advocates issued testimony on these issues on April 5, 2013. A hearing on these matters was held on April 22, 2013. Legal briefs regarding the safety and security issues were filed on May 6, 2013. The scoping memo issued on March 4, 2013 included a requirement that parties to the proceeding meet using alternative dispute resolution discussions regarding previously litigated portions of the proceeding. As required, the parties engaged in alternative dispute resolution led settlement talks, however no settlement was reached. A decision on this application is expected in the second half of 2013.
On January 23, 2013, San Jose Water Company filed Advice Letter No. 447 seeking authorization to re-implement a $0.0944 per ccf surcharge to amortize the uncollected balance of $878 in the Mandatory Conservation Revenue Adjustment Memorandum account. This request was approved and the surcharge was re-implemented effective March 1, 2013. The surcharge was removed from customer bills in early June 2013 at which point the uncollected balance had been fully recovered.
On May 23, 2013, San Jose Water Company filed Advice Letter No. 450 seeking authorization to increase revenues by $8,100, or approximately 3.21%, to offset increases to SCVWD groundwater production charges and treated water charges. The CPUC authorized this increase and the increase became effective on July 1, 2013.
On June 6, 2013, San Jose Water Company filed Application No. 13-06-008 with the CPUC seeking authorization to increase the Water Rate Assistance Program (“WRAP”) funding surcharge and to institute an annual surcharge adjustment mechanism. The Company’s WRAP provides a 15% discount on the total bill for low-income customers that are eligible for the program. The WRAP is funded by a flat monthly surcharge which is included on the bill of all non-WRAP customers. In recent years, participation in the program has increased significantly while the funding surcharge has remained constant, which has led to the WRAP being underfunded. San Jose Water Company therefore is seeking the CPUC’s authority to increase the funding surcharge from $0.20 to $1.15 per non-WRAP customer per month. Additionally, San Jose Water Company seeks to implement an annual surcharge adjustment mechanism so that the funding surcharge can be more easily, and regularly, modified. The proposed surcharge modification will not provide an increase in earnings for San Jose Water Company. A decision on this application is expected by the end of 2013.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. CLWSC also requested a rate base determination from the TCEQ. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. Evidentiary hearings on these matters were conducted in March 2012 and in August 2012, and a TCEQ decision is expected sometime in the third quarter of 2013. Until final approval by the TCEQ, the 38% rate increase in October

2010 is subject to adjustment or refund. Management does not anticipate that the final TCEQ decision will materially affect the Company’s financial position, results of operations or cash flows.

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2013, SJW Corp. generated cash flows from operations of approximately $27,000, compared to $31,600 for the same period in 2012. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $4,600. This decrease was caused by a combination of the following factors: (1) collections of previously billed and accrued receivables, including the regulatory asset recorded in other current asset, decreased by $4,800, (2) net collection of taxes receivable was $3,700 less than the prior period, (3) recognition of the balancing and memorandum accounts drove a decrease of $1,800, (4)general working capital and postretirement benefit changes caused a $1,300 decrease, (5) payments of amounts previously invoiced and accruals related to groundwater extraction charges and purchased water increased by $3,600, and (6) net income adjusted for non-cash items and gains from asset activity increased $3,400.
As of June 30, 2013, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2012. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the six months ended June 30, 2013, SJW Corp. used approximately $35,700 of cash for company funded capital expenditures, $4,600 for developer funded capital expenditures, $3,500 for real estate investments related to the leasehold improvement additions for the property located in Knoxville, Tennessee, and $1,600 for acquisitions. Proceeds from the sale of SJW Land Company’s real estate investment in Connecticut provided cash proceeds of $8,800.
Water Utility Services’ budgeted capital expenditures for 2013, exclusive of capital expenditures financed by customer contributions and advances, are $92,500. Included in this amount is $6,000 related to reinvestment in utility plant associated with the American Taxpayer Relief Act of 2012, which extended bonus depreciation for property placed in service before January 1, 2014. As of June 30, 2013, approximately $35,700 or 39% of the $92,500 has been spent.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $553,455 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and TCEQ approval. In addition, San Jose Water Company requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant. On March 6, 2013, San Jose Water Company and the CPUC’s Division of Ratepayer Advocates submitted to the CPUC a joint settlement which, if approved, would allow the Company to move forward with upgrades to the Plant totaling $62,000 that will be spent over the next five years. On July 25, 2013, the CPUC issued Decision 13-07-028, which adopted all provisions of the joint settlement. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2013 increased by approximately $16,700 from the same period in the prior year, primarily as a result of issuance of common stock offset by repayments on the line of credit and long-term borrowings.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of June 30, 2013, San Jose Water Company’s funded debt and equity were approximately 46% and 54%, respectively.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.
On March 28, 2013, the Company entered into an underwriting agreement with Robert W. Baird & Co. Incorporated, as the representative of several underwriters (the “Underwriters”), which provided for the issuance and sale in an underwritten public offering (the “Offering”) by the Company and the purchase by the Underwriters of 1,321,000 shares of common stock, par value $0.521 per share of the Company’s common stock. The shares in the Offering were sold at a public offering price of $26.50 per share, and were purchased by the Underwriters at a price of $25.44 per share. The Company also granted the Underwriters a 30-day option to purchase up to 198,150 additional shares of common stock to cover over-allotments, if any. On April 25, 2013, the Underwriters exercised the overallotment option to purchase an additional 100,000 shares of common stock.
The Offering and overallotment option closed on April 3, 2013 and April 29, 2013, respectively. The net proceeds received from the Offering and the exercise of the overallotment option was approximately $35,894, after deducting the Underwriters’ discounts and commissions and estimated offering expenses. The net proceeds were used to pay down amounts outstanding as of March 31, 2013 under the Company’s bank lines of credit, as well as to fund the construction programs of our Water Utility Services operations and for other general corporate purposes.
The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration No. 333-184984) and the prospectus dated December 21, 2012 included in such registration statement, as supplemented by a preliminary prospectus supplement dated March 27, 2013 and a final prospectus supplement dated March 28, 2013.
SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of June 30, 2013, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of June 30, 2013, San Jose Water Company’s funded debt was 46% of total capitalization and the net income available for interest charges was 376% of interest charges. As of June 30, 2013, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2013, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2013, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of June 30, 2013, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At June 30, 2013, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $87,000. These lines of credit bear interest at variable rates. They will expire on September 1, 2014. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 1.2% as of June 30, 2013. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2013, SJW Corp.’s funded debt was 52% of total capitalization and the net income available for interest charges was 310% of interest charges. As of June 30, 2013, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2013, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 385,120 shares of common stock of California Water Service Group as of June 30, 2013, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On July 31, 2013, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1825 per share of common stock. The dividend will be paid on September 3, 2013 to shareholders of record as of the close of business on August 12, 2013.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	August 7, 2013	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	SJW Corp. Executive Officer Short-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. (1)(2)

10.2	SJW Corp. Long-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. (1)(2)

10.3	Form of Restricted Stock Unit Award Agreement for non-employee Board Members. (1)(2)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed currently herewith.

(2)	Management contract or compensatory plan or agreement.