Form 10-Q
period 2013-09-30
SJW CORP
filed 2013-11-06
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of October 25, 2013, there were 20,162,133 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
OPERATING REVENUE	$85,238	82,374	$209,607	199,098
OPERATING EXPENSE:
Production Costs:
Purchased water	21,092	22,768	49,525	54,128
Power	3,074	2,274	5,736	4,442
Groundwater extraction charges	13,142	8,672	27,257	17,057
Other production costs	3,080	2,914	8,675	8,511
Total production costs	40,388	36,628	91,193	84,138
Administrative and general	10,706	10,773	32,285	32,067
Maintenance	3,325	3,411	9,958	9,533
Property taxes and other non-income taxes	2,686	2,397	7,769	7,251
Depreciation and amortization	8,787	8,288	26,346	24,922
Total operating expense	65,892	61,497	167,551	157,911
OPERATING INCOME	19,346	20,877	42,056	41,187
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,722)	(4,683)	(14,045)	(14,022)
Mortgage and other interest expense	(287)	(380)	(942)	(1,166)
Gain on sale of real estate investment	—	910	1,063	910
Dividend income	62	61	185	182
Other, net	354	165	1,314	525
Income before income taxes	14,753	16,950	29,631	27,616
Provision for income taxes	5,803	6,866	11,924	11,222
NET INCOME	8,950	10,084	17,707	16,394
Other comprehensive income, net	185	41	450	89
COMPREHENSIVE INCOME	$9,135	10,125	$18,157	16,483
EARNINGS PER SHARE
Basic	$0.44	0.54	$0.90	0.88
Diluted	$0.44	0.53	$0.89	0.87
DIVIDENDS PER SHARE	$0.18	0.18	$0.55	0.53
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,151,729	18,647,537	19,643,290	18,628,680
Diluted	20,346,817	18,854,042	19,839,426	18,833,271
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Utility plant:
Land	$10,389	10,156
Depreciable plant and equipment	1,231,964	1,166,220
Construction in progress	26,968	24,298
Intangible assets	18,340	15,561
	1,287,661	1,216,235
Less accumulated depreciation and amortization	408,888	384,675
	878,773	831,560
Real estate investments	78,788	74,232
Less accumulated depreciation and amortization	10,243	9,045
	68,545	65,187
CURRENT ASSETS:
Cash and cash equivalents	3,219	2,522
Accounts receivable:
Customers, net of allowances for uncollectible accounts	18,653	12,317
Income tax	—	489
Other	565	854
Accrued unbilled utility revenue	23,304	16,284
Long-lived assets held-for-sale	—	7,768
Materials and supplies	1,035	1,088
Prepaid expenses	2,554	1,589
	49,330	42,911
OTHER ASSETS:
Investment in California Water Service Group	7,826	7,067
Unamortized debt issuance, broker and reacquisition costs	5,276	5,226
Regulatory assets, net	134,024	130,488
Other	6,066	5,060
	153,192	147,841
	$1,149,840	1,087,499
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders’ equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,161,069 shares on September 30, 2013 and 18,670,566 on December 31, 2012	$10,501	9,724
Additional paid-in capital	62,777	26,117
Retained earnings	243,300	236,453
Accumulated other comprehensive income	2,759	2,310
Total shareholders’ equity	319,337	274,604
Long-term debt, less current portion	335,143	335,598
	654,480	610,202
CURRENT LIABILITIES:
Line of credit	7,000	15,300
Current portion of long-term debt	589	5,392
Accrued groundwater extraction charges and purchased water	10,864	4,755
Purchased power	836	317
Accounts payable	11,831	8,481
Accrued interest	5,552	5,355
Accrued property taxes and other non-income taxes	2,980	1,465
Accrued payroll	3,643	3,069
Income tax payable	396	—
Other current liabilities	6,057	4,973
	49,748	49,107
DEFERRED INCOME TAXES	157,593	147,579
UNAMORTIZED INVESTMENT TAX CREDITS	1,389	1,434
ADVANCES FOR CONSTRUCTION	70,690	68,277
CONTRIBUTIONS IN AID OF CONSTRUCTION	130,391	128,466
DEFERRED REVENUE	1,225	1,137
POSTRETIREMENT BENEFIT PLANS	77,737	73,425
OTHER NONCURRENT LIABILITIES	6,587	7,872
COMMITMENTS AND CONTINGENCIES	—	—
	$1,149,840	1,087,499
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$17,707	16,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,510	26,035
Deferred income taxes	10,211	8,732
Share-based compensation	786	451
Gain on sale of real estate investment	(1,063)	(910)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(13,067)	(14,368)
Accounts payable, purchased power and other current liabilities	(1,948)	1,032
Accrued groundwater extraction charges and purchased water	6,109	4,274
Tax receivable and accrued taxes	2,517	6,899
Other current asset	—	4,183
Postretirement benefits	4,312	3,853
Regulatory asset related to balancing and memorandum accounts	(3,536)	—
Other changes, net	(2,326)	793
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,212	57,368
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(59,503)	(67,731)
Contributions in aid of construction	(8,280)	(4,211)
Additions to real estate investments	(4,177)	(50)
Payments for business/asset acquisition and water rights	(1,587)	(1,971)
Cost to retire utility plant, net of salvage	(1,814)	(766)
Proceeds from sale of real estate investment	8,831	5,517
NET CASH USED IN INVESTING ACTIVITIES	(66,530)	(69,212)
FINANCING ACTIVITIES:
Borrowings from line of credit	25,200	—
Repayments of line of credit	(33,500)	—
Repayments of long-term borrowings	(5,258)	(3,497)
Debt issuance costs	—	(33)
Dividends paid	(10,764)	(9,920)
Issuance of common stock, net of issuance costs	35,894	—
Exercise of stock options and similar instruments	878	731
Tax benefits realized from share options exercised	27	43
Receipts of advances and contributions in aid of construction	9,233	6,111
Refunds of advances for construction	(1,695)	(1,641)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,015	(8,206)
NET CHANGE IN CASH AND CASH EQUIVALENTS	697	(20,050)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,522	26,734
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,219	6,684
Cash paid (received) during the period for:
Interest	$15,478	15,757
Income taxes	2,185	(3,406)
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	4,141	9,815
Utility property installed by developers	190	214
Increase in real estate investments due to accrued tenant improvements	379	—
Accrued intangible assets and other charges related to water supply project in Texas	2,209	—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2013 and 2012, 452 and 36 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2013 and 2012, 1,597 and 1,702 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended September 30, 2013 and 2012, the amounts allocated to administrative and general expense were $385 and $379, respectively. For the nine months ended September 30, 2013 and 2012, the amounts allocated to administrative and general expense were $1,164 and $1,113, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of September 30, 2013, the remaining shares available for issuance under the Incentive Plan were 1,160,597, and 315,508 shares were issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units. In addition, shares are issued to employees under the ESPP. SJW Corp. also has a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allows eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2013
(in thousands, except share and per share data)

The compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Compensation costs charged to income:
ESPP	$70	55	$128	104
Restricted stock and deferred restricted stock	127	113	658	347
Total compensation costs charged to income	$197	168	$786	451
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$27	—	$27	8
Restricted stock and deferred restricted stock	(95)	—	—	35
Total excess tax benefits realized from share options exercised and stock issuance	$(68)	—	$27	43
Proceeds from the exercise of stock options and similar instruments:
Stock options	$96	—	$96	75
DRSPP	21	16	59	68
ESPP	395	310	723	588
Total proceeds from the exercise of stock options and similar instruments	$512	326	$878	731
Stock Options
No options were granted during the three and nine months ended September 30, 2013 and 2012.
As of September 30, 2013, there were no unrecognized compensation costs related to stock options.
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
On April 24, 2013, restricted stock units covering an aggregate of 2,667 shares of common stock of SJW Corp. were granted to the non-employee board members of SJW Corp. The units vest upon continuous board service through the day immediately preceding the date of the next annual shareholder meeting with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $25.58 per unit is being recognized over the service period beginning in 2013.
On July 30, 2013, restricted stock units covering an aggregate of 628 shares of common stock of SJW Corp. were granted to certain executives of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $25.67 per unit is being recognized over the service period beginning in 2013.
As of September 30, 2013, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $745. This cost is expected to be recognized over a remaining weighted-average period of 1.48 years.
Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2013
(in thousands, except share and per share data)

compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and nine months ended September 30, 2013, $32 and $97, respectively, related to DERs was recorded against retained earnings and was accrued as a liability. For the three and nine months ended September 30, 2012, $32 and $98, respectively, related to DERs was recorded against retained earnings and was accrued as a liability.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.’s recorded expenses were $34 and $102 for the three and nine months ended September 30, 2013, respectively, and $17 and $62 for the three and nine months ended September 30, 2012, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2014 for the ESPP is approximately $33. This cost is expected to be recognized during the fourth quarter of 2013 and first quarter of 2014.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. For the three and nine months ended September 30, 2013, 829 and 2,273 shares, respectively, have been issued under the DRSPP. For the three and nine months ended September 30, 2012, 636 and 2,834 shares, respectively, have been issued under the DRSPP.

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Land	$18,892	18,892
Buildings and improvements	59,567	55,011
Intangibles	329	329
Subtotal	78,788	74,232
Less: accumulated depreciation and amortization	10,243	9,045
Total	$68,545	65,187
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
SEPTEMBER 30, 2013
(in thousands, except share and per share data)

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both of the plans are non-qualified plans in which only officers and other designated members of management may participate. The Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan and Social Welfare Plan for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$1,239	1,157	$3,717	3,470
Interest cost	1,475	1,450	4,425	4,351
Other cost	1,208	1,166	3,624	3,498
Expected return on assets	(1,380)	(1,148)	(4,140)	(3,445)
	$2,542	2,625	$7,626	7,874

The following tables summarize the fair values of plan assets by major categories as of September 30, 2013 and December 31, 2012:

		Fair Value Measurements at September 30, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$3,553	$3,553	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	261	243	18	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	29,154	29,154	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,110	5,110	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	2,979	2,979	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,642	4,642	—	—
REIT	NAREIT - Equity REIT’S	3,957	—	3,957	—
Fixed Income (b)	(b)	36,046	—	36,046	—
Total		$85,702	$45,681	$40,021	$—
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
SEPTEMBER 30, 2013
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

In 2013, San Jose Water Company expects to make required and discretionary cash contributions of up to $10,300 to the pension plans and Social Welfare Plan. For the three and nine months ended September 30, 2013, $1,489 and $2,978, respectively, has been contributed to the pension plans and Social Welfare Plan.

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
SEPTEMBER 30, 2013
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

	For Three Months Ended September 30, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$81,894	1,859	1,485	—	81,894	3,344	85,238
Operating expense	63,260	1,538	820	274	63,260	2,632	65,892
Operating income (loss)	18,634	321	665	(274)	18,634	712	19,346
Net income (loss)	9,114	109	132	(405)	9,114	(164)	8,950
Depreciation and amortization	8,293	90	404	—	8,293	494	8,787
Senior note, mortgage and other interest expense	4,197	—	268	544	4,197	812	5,009
Income tax expense (benefit) in net income	5,840	135	132	(304)	5,840	(37)	5,803
Assets	$1,053,710	16,443	71,176	8,511	1,053,710	96,130	1,149,840

	For Three Months Ended September 30, 2012
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$79,333	1,855	1,186	—	79,333	3,041	82,374
Operating expense	59,239	1,233	805	220	59,239	2,258	61,497
Operating income (loss)	20,094	622	381	(220)	20,094	783	20,877
Net income (loss)	9,632	326	492	(366)	9,632	452	10,084
Depreciation and amortization	7,794	88	406	—	7,794	494	8,288
Senior note, mortgage and other interest expense	4,140	—	380	543	4,140	923	5,063
Income tax expense (benefit) in net income	6,557	246	338	(275)	6,557	309	6,866
Assets	$980,086	13,100	74,116	8,017	980,086	95,233	1,075,319

	For Nine Months Ended September 30, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$201,149	4,524	3,934	—	201,149	8,458	209,607
Operating expense	159,845	4,573	2,378	755	159,845	7,706	167,551
Operating income (loss)	41,304	(49)	1,556	(755)	41,304	752	42,056
Net income (loss)	18,400	(291)	801	(1,203)	18,400	(693)	17,707
Depreciation and amortization	24,879	270	1,197	—	24,879	1,467	26,346
Senior note, mortgage and other interest expense	12,495	—	853	1,639	12,495	2,492	14,987
Income tax expense (benefit) in net income	12,141	48	639	(904)	12,141	(217)	11,924
Assets	$1,053,710	16,443	71,176	8,511	1,053,710	96,130	1,149,840

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2013
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
The following instruments are not measured at fair value on the Company’s condensed consolidated balance sheets as of September 30, 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2013 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended September 30, 2013. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.’s long-term debt was approximately $395,866 and $455,042 as of September 30, 2013 and December 31, 2012, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The book value of the long-term debt was $335,732 and $340,990 as of September 30, 2013 and December 31, 2012, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2013
(in thousands, except share and per share data)

The following table summarizes the fair value of the Company’s investment in California Water Service Group as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,826	7,826	—	—

	Fair Value Measurements at December 31, 2012
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$7,067	7,067	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between rate cases, the Company considers evidence that may exist prior to California Public Utilities Commission (“CPUC”) authorization that would satisfy regulated revenue recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is estimable and probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company’s financial statements.
As of September 30, 2013 and December 31, 2012, the total balance in San Jose Water Company’s balancing accounts, including interest, was a net under-collection of $7,430 and $6,314, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to recover $2,599 of this balance, which represented balances accumulated through December 31, 2010, plus interest. As of September 30, 2013 and December 31, 2012, the total balance in San Jose Water Company’s memorandum-type accounts, including interest, was a net over-collection of $1,437 and $1,486, respectively. In the general rate case application filed January 3, 2012, San Jose Water Company requested authorization to refund $650, which represented a portion of the net over-collection accumulated through September 30, 2011, including interest. As of September 30, 2013, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, was a net under-collection of $5,993.
The Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded revenue and regulatory assets totaling $1,761 and $5,320 during the three and nine months ended September 30, 2013, respectively, and decreased revenue and regulatory assets $584 during the three and nine months ended September 30, 2012. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.
On August 27, 2010, SJWTX, Inc. filed a rate case with the Texas Commission on Environmental Quality (“TCEQ”). The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. On August 21, 2013, the TCEQ issued a decision in SJWTX, Inc.'s rate case that supports a 33% increase in revenue requirement. Since the rates authorized by the TCEQ are less than the interim rates, this resulted in a

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2013
(in thousands, except share and per share data)

customer refund of approximately $982 for rate over-collections during the period of interim rates. This amount has been recorded as a regulatory liability and reduction of revenue totaling $36 and $982 during the three and nine months ended September 30, 2013, respectively.

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

On March 28, 2013, the Company entered into an underwriting agreement with Robert W. Baird & Co. Incorporated, as the representative of several underwriters (the “Underwriters”), which provided for the issuance and sale in an underwritten public offering (the “Offering”) by the Company and the purchase by the Underwriters of 1,321,000 shares of the Company's common stock with a par value $0.521 per share. The shares were sold at a public offering price of $26.50 per share, and were purchased by the Underwriters at a price of $25.44 per share. The Company also granted the Underwriters a 30-day option to purchase up to 198,150 additional shares of common stock to cover over-allotments, if any. On April 25, 2013, the Underwriters exercised the overallotment option to purchase an additional 100,000 shares of common stock.
The Offering and overallotment option closed on April 3, 2013 and April 29, 2013, respectively. The net proceeds received from the Offering and the exercise of the overallotment option were approximately $35,894, after deducting the Underwriters’ discounts and commissions and estimated offering expenses. The net proceeds were used to pay down amounts outstanding as of March 31, 2013 under the Company’s bank lines of credit, as well as to fund the construction programs of the Water Utility Services operations and for other general corporate purposes.

Note 11.	Regulatory Rate Filings

On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. This general rate case filing also included several “special requests”, including but not limited to: (1) recovery of under-collected balancing account balances of $2,599, (2) disbursement of over-collected memorandum account balances of $650 and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Differences between interim rates and approved rates are tracked in a memorandum account and will be submitted for recovery or refund.

On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. CLWSC also requested a rate base determination from the TCEQ. On August 21, 2013, the TCEQ issued a decision in the case that supported a rate base of $38,000, a return on equity of 10.88%, and a 33% increase in revenue requirement. Since the rates authorized by the TCEQ are less than the interim rates, this resulted in a customer refund of approximately $982 for rate over-collections during the period of interim rates.

On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a requested rate increase of 23.1%, or $2,400. The new rates will become effective for water service provided after December 2, 2013. Customers have 150 days from filing to protest the application. Until final approval by the TCEQ, the rate increase will be subject to adjustment or refund.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended September 30, 2013:

				% for Nine Months Ended September 30, 2013 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	13%	12%
Warehouse building *	Windsor, Connecticut	17	170,000	2%	2%
Retail building	El Paso, Texas	2	14,000	6%	2%
Warehouse building	Phoenix, Arizona	11	176,000	16%	11%
Warehouse building	Knoxville, Tennessee	30	361,500	21%	16%
Commercial building	Knoxville, Tennessee	15	135,000	42%	57%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*
On February 1, 2013, SJW Land Company closed the sale of its Connecticut warehouse building. Revenue and expense amounts are through the sale closing date and exclude transaction fees and the gain on sale of property.

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
As part of its pursuit of the above three strategic areas, the Company considers from time to time opportunities to acquire businesses and assets. However, SJW Corp. cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, any transaction will involve numerous risks, including the possibility of incurring more costs than benefits derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s attention from day-to-day operations of the business, the potential for a negative impact on SJW Corp.’s financial position and operating results, entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.

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
Revenues include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the three months ended September 30, 2013 and 2012, the surcharge was $1,132 and $1,314, respectively. For the nine months ended September 30, 2013 and 2012, the surcharge was $2,764 and $2,919, respectively.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company’s nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980 - “Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowance was recognized during the year-to-date period ended September 30, 2013 or during the year ended December 31, 2012.

Balancing and Memorandum Accounts
The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for expense items for which revenue offsets have been authorized.
Balancing accounts are currently being maintained for the following items: purchased water, purchased power, groundwater extraction charges, and pensions. The amount in the water supply balancing accounts varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the accounts tend to reflect an under-collection, while during the winter months when demand for water is relatively lower, the accounts tend to reflect an over-collection. The pension balancing account is intended to capture the difference between actual pension expense and the amount approved in rates by the CPUC.
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

Recent Accounting Pronouncements:
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02 that expanded disclosures for items reclassified out of accumulated other comprehensive income. The Company’s other comprehensive income only consists of changes in fair value on available-for-sale securities. Since the Company did not have any sales of available-for-sale securities in the period, there were no reclassifications of accumulated other comprehensive income. The ASU became effective for the Company’s quarter ended March 31, 2013. The guidance did not have any impact on the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2013.
In July 2013, the FASB issued ASU 2013-11 which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective for fiscal years and interim periods, beginning after December 15, 2013. Early adoption is permitted. The

Company early adopted this ASU during the quarter ended March 31, 2013. The guidance did not have a material impact on the Company’s financial position, results of operations or cash flows for the three and nine months ended September 30, 2013.

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
Overview
SJW Corp.’s consolidated net income for the three months ended September 30, 2013 was $8,950, a decrease of $1,134 or approximately 11%, from $10,084 for the same period in 2012. The decrease in net income was primarily due to an increase in groundwater extraction charges and a gain on the sale of our Florida real estate property in the prior year, partially offset by an increase in operating revenue. SJW Corp.’s consolidated net income for the nine months ended September 30, 2013 was $17,707, an increase of $1,313 or approximately 8%, from $16,394 for the same period in 2012. The increase in net income was primarily due to an increase in rates and recognition of certain balancing and memorandum accounts. This increase was partially offset by increases in groundwater extraction charges and depreciation.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Water Utility Services	$83,753	81,188	$205,673	195,410
Real Estate Services	1,485	1,186	3,934	3,688
	$85,238	82,374	$209,607	199,098
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2013 vs. 2012		Nine months ended September 30, 2013 vs. 2012
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(1,542)	(2)%	$232	—%
New customers increase	423	—%	1,013	1%
Rate increases	1,375	2%	4,096	2%
Balancing and memorandum accounts	2,309	3%	4,922	2%
Real Estate Services	299	—%	246	—%
	$2,864	3%	$10,509	5%

Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Water Utility Services	$64,798	60,472	$164,418	154,726
Real Estate Services	820	805	2,378	2,478
All Other	274	220	755	707
	$65,892	61,497	$167,551	157,911

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2013 vs. 2012		Nine months ended September 30, 2013 vs. 2012
	Increase/(decrease)		Increase/(decrease)
Water production costs:
Change in surface water use	$210	—%	$(818)	(1)%
Change in usage and new customers	193	—%	1,644	1%
Purchased water and groundwater extraction charge and energy price increase	3,357	6%	6,229	4%
Total water production costs	3,760	6%	7,055	4%
Administrative and general	(67)	—%	218	—%
Maintenance	(86)	—%	425	—%
Property taxes and other non-income taxes	290	—%	519	1%
Depreciation and amortization	498	1%	1,423	1%
	$4,395	7%	$9,640	6%
Sources of Water Supply
San Jose Water Company’s water supply consists of surface water from watershed run-off and diversion, reclaimed water, groundwater, and purchased water from the Santa Clara Valley Water District (“SCVWD”) under the terms of a master contract with SCVWD expiring in 2051. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rate for purchased water and the groundwater extraction charge may be increased by the SCVWD at any time. If an increase occurs, then San Jose Water Company would file an advice letter with the CPUC seeking authorization to increase revenues to offset the cost increase.
CLWSC’s water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with GBRA, which expire in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,700 acre-feet of water per year from Canyon Lake and other sources at prices to be adjusted periodically by GBRA.
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% Change	Nine months ended September 30,		Increase/ (decrease)	% Change
	2013	2012			2013	2012
Purchased water	8,578	10,360	(1,782)	(11)%	21,418	25,846	(4,428)	(12)%
Groundwater	6,457	4,690	1,767	11%	14,080	9,751	4,329	12%
Surface water	564	653	(89)	—%	2,201	1,833	368	1%
Reclaimed water	270	231	39	—%	535	445	90	—%
	15,869	15,934	(65)	—%	38,234	37,875	359	1%
The changes in the source of supply mix were consistent with the changes in the water production costs.
Unaccounted-for water on a 12-month-to-date basis for September 30, 2013 and 2012 approximated 6.1% and 5.8%, respectively, as a percentage of total production. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services’ unaccounted-for water through main replacements and lost water reduction programs.
Water production costs
For the three and nine months ended September 30, 2013 compared to the same periods in 2012, the increase in water production costs was primarily attributable to higher per unit costs for purchased water and groundwater extraction charges. Effective July 2013, SCVWD increased the unit price of purchased water by approximately 8% and the groundwater extraction charge by approximately 9%. In addition, water production costs increased due to a decrease in the availability of surface water supply for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013 compared to the same periods in 2012, water production costs decreased due to an increase in the use of available surface water.

Other Operating Expenses
Operating expenses, excluding water production costs, increased $635 for the three months ended September 30, 2013 compared to the same period in 2012. The increase was primarily attributable to a $498 increase of depreciation expense and $290 increase in property taxes and other non-income taxes as a result of increased utility plant. These increases were offset by a decrease of $86 in maintenance expenses and $67 in administrative and general expenses.
Operating expenses, excluding water production costs, increased $2,585 for the nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily attributable to a $1,423 increase of depreciation expense and $519 increase in property taxes and other non-income taxes as a result of increased utility plant. Maintenance expenses increased $425 primarily due to an increase in main and service leaks that resulted in additional contracted work, paving and materials. In addition, administrative and general expenses increased $218 primarily due to nonrecurring settlement payments and bonus payments incurred in connection with securing permits for our Texas water supply project, offset by lower recycled water retrofit program expenses.
Other (Expense) Income
For the three months ended September 30, 2013 compared to the same period in 2012, the change in other (expense) income was primarily due to a gain from the sale of our Florida warehouse real estate property in 2012. For the nine months ended September 30, 2013 compared to the same period in 2012, the change in other (expense) income was primarily due to recognition of $470 in income from non-refundable developer deposits.
Provision for Income Taxes
For the three and nine months ended September 30, 2013 compared to the same periods in 2012, income tax expense decreased $1,063 and increased $702, respectively, as a result of changes in pre-tax income, respectively. The effective consolidated income tax rates were 39% and 40% for the three and nine month periods ended September 30, 2013, respectively, and 41% for the three and nine month periods ended September 30, 2012. The income tax examination by the Internal Revenue Service for fiscal years 2008 through 2011 was completed with no adjustments or changes on August 5, 2013.
In January 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was passed into law. The Act extends many expired corporate income tax provisions that could affect companies’ current and deferred taxes and related disclosures for financial reporting purposes. The Company has assessed the impact of the Act and the impact has been included in the Company’s financial statements for the three and nine months ended September 30, 2013.
On September 13, 2013, the Department of Treasury and the Internal Revenue Service issued final (T.D. 9636) tangible property regulations under provisions that include IRC Sections 162, 263(a), and 167. The final regulations generally are intended to simplify, clarify and make more administrable the 2011 temporary and proposed regulations and broadly apply to amounts to acquire, produce or improve tangible property, as well as dispositions of such property. These final regulations generally are effective for tax years beginning on or after January 1, 2014. The Company is in the process of assessing the impact of these regulations.
Other Comprehensive Income
The change in other comprehensive income for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was due to a change in market value of the Company’s investment in California Water Service Group.
Water Supply
On October 1, 2013, SCVWD’s 10 reservoirs were approximately 43% full with 71,830 acre-feet of water in storage. As reported by SCVWD, the rainfall year-to-date for the rainfall season from July 1, 2013 to June 30, 2014 was approximately 122% of the seasonal average to date. As of September 30, 2013, San Jose Water Company’s Lake Elsman contained 451 million gallons of which approximately 251 million gallons can be utilized. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 0.72 inches year-to-date for the July 1, 2013 to June 30, 2014 rainfall season, which is well above the five-year average. Higher than normal rainfall so early in the rain-year is not an indication of significant rainfall totals for the rain-year going forward. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand through the remainder of 2013.
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
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC’s approval of upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP has aging infrastructure and many of its components are at the end of their useful lives, or they do not meet current structural and seismic requirements. On March 6, 2013, San Jose Water Company and the CPUC’s Division of Ratepayer Advocates submitted a joint settlement which, if approved, would provide CPUC approval to move forward with the MWTP upgrades. The settlement substantially provided for: (1) the recorded costs of the Montevina upgrade project to be included in rate base through annual advice letters, (2) a total project cost estimate of $62,000 to be spent over the next five years, which is treated as an advice letter cap for ratemaking purposes, and (3) the opportunity to request additional funding in a future general rate case or separate application if the cost of construction for the Montevina upgrade project exceeds the advice letter construction cap. On July 25, 2013, the CPUC issued Decision 13-07-028, which approved and adopted all provisions of the joint settlement.
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. This general rate case filing also included several “special requests”, including but not limited to: (1) recovery of under-collected balancing account balances of $2,599, (2) disbursement of over-collected memorandum account balances of $650 and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company’s revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Differences between interim rates and approved rates are tracked in a memorandum account and will be submitted for recovery or refund. On January 29, 2013, the administrative law judge issued a ruling reopening the record of the proceeding for the limited purpose of receiving and evaluating new information regarding security and safety issues. A pre-hearing conference regarding these safety and security issues was held on February 15, 2013 and a scoping memo was issued on March 4, 2013. San Jose Water Company issued a report addressing the safety and security issues raised by the administrative law judge on February 27, 2013, and the Division of Ratepayer Advocates issued testimony on these issues on April 5, 2013. A hearing on these matters was held on April 22, 2013. Legal briefs regarding the safety and security issues were filed on May 6, 2013. The scoping memo issued on March 4, 2013 also included a requirement that parties to the proceeding meet using alternative dispute resolution discussions regarding previously litigated portions of the general rate case. As required, the parties engaged in alternative dispute resolution led settlement talks, however no settlement was reached.
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
On June 6, 2013, San Jose Water Company filed Application No. 13-06-008 with the CPUC seeking authorization to increase the Water Rate Assistance Program (“WRAP”) funding surcharge and to institute an annual surcharge adjustment mechanism. The Company’s WRAP provides a 15% discount on the total bill for low-income customers that are eligible for the program. The WRAP is funded by a flat monthly surcharge which is included on the bill of all non-WRAP customers. In recent years, participation in the program has increased significantly while the funding surcharge has remained constant, which has led to the WRAP being underfunded. San Jose Water Company therefore is seeking the CPUC’s authority to increase the funding surcharge from $0.20 to $1.15 per non-WRAP customer per month. On August 30, 2013, San Jose Water Company and the Division of Ratepayer Advocates filed a joint settlement that would adopt San Jose Water Company's proposed surcharge. The proposed surcharge modification will not provide an increase in earnings for San Jose Water Company. A decision on this application is expected in the fourth quarter of 2013.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. CLWSC also requested a rate base determination from the TCEQ. A rate base determination entails verification of plant to be included in rate base by TCEQ staff. Evidentiary hearings on the matters were conducted in March 2012 and in August 2012. On August 21, 2013, the TCEQ issued a decision in the case that supported a rate base of $38,000, a return on equity of 10.88%, and a 33% increase in revenue requirement. Since the rates authorized by the TCEQ are less than the interim rates, this resulted in a customer refund of approximately $982 for rate over-collections during the period of interim rates. In accordance with the TCEQ decision, the refund may be made over the same number of months that the customer paid the interim rates or 33 months. This amount has been recorded as a regulatory liability and reduction of revenue during the nine months ended September 30, 2013.
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a requested rate increase of 23.1%, or $2,400. The new rates will become effective for water service provided after December 2, 2013. Customers have 150 days from filing to protest the application. Until final approval by the TCEQ, the rate increase will be subject to adjustment or refund.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2013, SJW Corp. generated cash flows from operations of approximately $47,200, compared to $57,400 for the same period in 2012. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $10,200. This decrease was caused by a combination of the following factors: (1) net collection of taxes receivable was $4,400 less than the prior period, (2) recognition of the balancing and memorandum accounts drove a decrease of $3,500, (3) collections of previously billed and accrued receivables, including the regulatory asset recorded in other current asset, decreased by $2,900, (4) general working capital and postretirement benefit changes caused a $2,700 decrease, (5) payments of amounts previously invoiced and accruals related to groundwater extraction charges and purchased water decreased by $1,100, and (6) net income adjusted for non-cash items and gains from asset activity increased $4,400.
As of September 30, 2013, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2012. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the nine months ended September 30, 2013, SJW Corp. used approximately $59,500 of cash for company funded capital expenditures, $8,300 for developer funded capital expenditures, $4,200 for real estate investments related to the leasehold improvement additions for the property located in Knoxville, Tennessee, and $1,600 for acquisitions. Proceeds from the sale of SJW Land Company’s real estate investment in Connecticut provided cash proceeds of $8,800.
Water Utility Services’ budgeted capital expenditures for 2013, exclusive of capital expenditures financed by customer contributions and advances, are $92,500. Included in this amount is $6,000 related to reinvestment in utility plant associated with the American Taxpayer Relief Act of 2012, which extended bonus depreciation for property placed in service before January 1, 2014. As of September 30, 2013, approximately $59,500 or 64% of the $92,500 has been spent.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2013 increased by approximately $28,200 from the same period in the prior year, primarily as a result of issuance of common stock offset by repayments on the line of credit and long-term borrowings.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of September 30, 2013, San Jose Water Company’s funded debt and equity were approximately 45% and 55%, respectively.
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
SJW Corp.’s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of September 30, 2013, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of September 30, 2013, San Jose Water Company’s funded debt was 45% of total capitalization and the net income available for interest charges was 366% of interest charges. As of September 30, 2013, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company’s loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2013, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2013, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of September 30, 2013, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At September 30, 2013, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $80,000. These lines of credit bear interest at variable rates. They will expire on September 1, 2014. The cost of borrowing on SJW Corp.’s short-term credit facilities averaged 1.3% as of September 30, 2013. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2013, SJW Corp.’s funded debt was 51% of total capitalization and the net income available for interest charges was 300% of interest charges. As of September 30, 2013, SJW Corp. was in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2013, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 385,120 shares of common stock of California Water Service Group as of September 30, 2013, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On October 30, 2013, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1825 per share of common stock. The dividend will be paid on December 2, 2013 to shareholders of record as of the close of business on November 12, 2013.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	November 6, 2013	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.