Form 10-K
period 2013-12-31
SJW CORP
filed 2014-02-28
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $408 million based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of registrant's common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2014
Common Stock, $0.521 par value per share	20,202,177
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's Annual Meeting of Shareholders, to be held on April 30, 2014, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Corp. and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Corp. and its subsidiaries and the industries in which SJW Corp. and its subsidiaries operate and the beliefs and assumptions of the management of SJW Corp. Such forward-looking statements are identified by words including “expect”, “estimate”, “anticipate”, “intends”, “seeks”, “plans”, “projects”, “may”, “should”, “will”, and variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, and in other reports SJW Corp. files with the Securities and Exchange Commission (the “SEC”), specifically the most recent report on Form 10-Q and reports on Form 8-K filed with the SEC, each as it may be amended from time to time.
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

•
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 11,000 connections that serve approximately 36,000 people. CLWSC's service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 810—“Consolidation” with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

•
SJW Land Company, a wholly owned subsidiary of SJW Corp., was incorporated in 1985. SJW Land Company owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Texas, Arizona and Tennessee, and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

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
Ordinarily, there are three types of rate adjustments that affect San Jose Water Company's revenue collection: general rate adjustments, cost of capital adjustments, and offset rate adjustments. General rate adjustments are authorized in general rate case decisions, which usually authorize an initial rate adjustment followed by two annual escalation adjustments. General rate applications are normally filed and processed during the last year covered by the most recent general rate case as required by the CPUC in order to avoid any gaps in regulatory decisions on general rate adjustments.
Cost of capital adjustments are rate adjustments resulting from the CPUC's tri-annual establishment of a reasonable rate of return for San Jose Water Company's capital investments.
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
On September 30, 2010, San Jose Water Company, in compliance with Commission Decision 09-11-032, requested the CPUC's approval of upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant (“MWTP”). The MWTP has aging infrastructure and many of its components are at the end of their useful lives, or they do not meet current structural and seismic requirements. On March 6, 2013, San Jose Water Company and the CPUC's Division of Ratepayer Advocates submitted a joint settlement. The settlement substantially provided for: (1) the recorded costs of the Montevina upgrade project will be included in rate base through annual advice letters, (2) a total project cost estimate of $62 million, and (3) the opportunity to request additional funding in a future general rate case or separate application if the cost of construction for the Montevina upgrade project exceeds $62 million. On July 25, 2013, the CPUC issued Decision 13-07-028, which approved and adopted all provisions of the joint settlement.
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47.4 million, or 21.51% in 2013, $13.0 million, or 4.87% in 2014 and $34.8 million, or 12.59% in 2015. This general rate case filing also includes: (1) recovery of the under-collected balance of $2.6 million in the balancing accounts, (2) disbursement of the over-collected balance of $0.7 million accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company's revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. A general rate case is scheduled to be a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC's Division of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. Parties to the proceeding filed opening briefs on July 20, 2012 and reply briefs on August 7, 2012. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date, a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Differences between interim rates and approved rates are tracked in a memorandum account and will be submitted for recovery or refund. A decision on this application is expected in the second quarter of 2014.
On January 23, 2013, San Jose Water Company filed Advice Letter No. 447 seeking authorization to re-implement a $0.0944 per hundred cubic feet (“ccf”) surcharge to amortize the uncollected balance of $0.9 million in the Mandatory Conservation Revenue Adjustment Memorandum account. This request was approved and the surcharge was re-implemented effective March 1, 2013. The surcharge was removed from customer bills in early June 2013 at which point the uncollected balance had been fully recovered.
On May 23, 2013, San Jose Water Company filed Advice Letter No. 450 seeking authorization to increase revenues by $8.1 million, or approximately 3.21%, to offset expense increases from the Santa Clara Valley Water District (“SCVWD”) for groundwater production charges and treated water charges. The CPUC authorized this increase and the increase became effective on July 1, 2013.
On June 6, 2013, San Jose Water Company filed Application No. 13-06-008 with the CPUC seeking authorization to increase the Water Rate Assistance Program (“WRAP”) funding surcharge. The Company's WRAP provides a 15% discount on the total bill for low-income customers that are eligible for the program. The WRAP is funded by a flat monthly surcharge which is included on the bill of all non-WRAP customers. In recent years, participation in the program has increased significantly while the funding surcharge has remained constant, which has led to the WRAP being underfunded. Therefore the application sought the CPUC's authority to increase the funding surcharge from $0.20 to $1.15 per non-WRAP customer per month. On August 30, 2013, San Jose Water Company and the Division of Ratepayer Advocates filed a joint settlement that would adopt San Jose Water Company's proposed surcharge. The CPUC approved the joint settlement on November 25, 2013 and the surcharge was subsequently implemented by San Jose Water Company.

On January 15, 2014, San Jose Water Company along with three other California water utilities (the “Joint Parties”), filed a request for a one year postponement of their 2014 Cost of Capital (“COC”) filings scheduled for March 31, 2014. Pursuant to the CPUC's rate case plan, the Joint Parties are required to file their COC applications on a triennial basis with the next scheduled filing to take place by March 31, 2014. Postponing the filing for one year would alleviate administrative processing costs on the Joint Parties as well as the CPUC staff. On February 12, 2014, the CPUC's Executive Director (“ED”) granted the extension request subject to two conditions: (1) The Joint Parties agree to postpone adjustments to the water cost of capital mechanism for one year, and (2) that the Joint Parties obtain the agreement of the other Class A water utilities scheduled to file on March 31, 2015, to postpone their 2015 COC proceedings for one year. On February 19, 2014, the Joint Parties submitted a letter to the CPUC ED confirming and agreeing to the two conditions, thereby postponing their scheduled COC filings to March 31, 2015.
CLWSC is subject to regulation by the Texas Commission on Environmental Quality (“TCEQ”). The TCEQ authorizes rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. On August 21, 2013, the TCEQ issued a decision in the case that authorized a rate base of $38 million, a return on equity of 10.88%, and a 33% increase in revenue requirement. Since the rates authorized by the TCEQ are less than the interim rates, this resulted in a customer refund of approximately $1 million for rate over-collections during the period of interim rates. In accordance with the TCEQ decision, the refund may be made over the same number of months that the customer paid the interim rates or 33 months. This amount has been recorded as a regulatory liability and reduction of revenue during the year ended December 31, 2013. In November 2013, CLWSC filed an appeal of the TCEQ decision with the District Court of Travis County alleging certain errors in the final decision. The appeal is currently pending before the District Court.
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a requested rate increase of 23.1%, or $2.4 million. With the exception of customers served within the City of Bulverde, the new rates became effective on December 2, 2013. Prior to approval by the TCEQ, such rates are subject to adjustment and refund. The Company has recognized the increase in accordance with ASC Topic 980 which provides that a regulated entity is permitted to bill requested rate increases before the regulator has ruled on the request. If information becomes available that indicates it is probable that any of the 23.1% rate increase will need to be refunded and the amount of refund can be reasonably estimated, a loss contingency shall be accrued. CLWSC has determined at this time that it is not probable that any of the rate increase will need to be refunded. Customers have 150 days from filing to protest the application. Management does not anticipate that the final TCEQ decision will materially affect the Company's financial position, results of operations or cash flows.
Please also see Item 1A, “Risk Factors,” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Financial Information about Industry Segments
See Note 12 of Notes to Consolidated Financial Statements for information regarding SJW Corp.'s business segments.
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water service to approximately 228,000 connections that serve customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 11,000 connections that serve approximately 36,000 people in a service area comprising more than 240 square miles in the growing region between San Antonio and Austin, Texas. TWA has entered into arrangements with certain landowners in Gonzales County, Texas that provide for the development of a water supply project. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permits were approved unanimously by the groundwater district in Gonzales County.
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
The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in Water Utility Services' service areas. Revenue, production expenses and income are affected by the changes in water sales and availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher demand, warm summer months and lowest in the lower demand, cool winter months.
Water Supply
San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Purchased water provides approximately 40% to 50% of San Jose Water Company's annual production. San Jose Water Company pumps approximately 40% to 50% of its water supply from the underground basin and pays a groundwater extraction charge to SCVWD. Surface supply, which during a year of normal rainfall satisfies about 6% to 8% of San Jose Water Company's annual needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion, and the corresponding increase in purchased and pumped water, increases production expenses substantially.
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
In 2013, the level of water in the Santa Clara Valley groundwater basin, which is managed by the SCVWD, remained comparable to the 30-year average level. On January 1, 2014, SCVWD's 10 reservoirs were 33.4% full with 56,369 acre-feet of water in storage. As reported by SCVWD, the rainfall was approximately 25% of the seasonal average for the first six months of the rainfall season that commenced on July 1, 2013. As of December 31, 2013, San Jose Water Company's Lake Elsman contained 411 acre-feet or approximately 25% of the five-year seasonal average. In addition, the rainfall at San Jose Water Company's Lake Elsman was measured at 2.73 inches for the period from July 1, 2013 through December 31, 2013, which is 15% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company's results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2014.
In response to the driest year in recorded California state history, on January 17, 2014, Governor Edmund G. Brown Jr. proclaimed a State of Emergency and directed state officials to take necessary actions to prepare for drought conditions. On February 25, 2014, the SCVWD set a target of a 20% reduction in water use for 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. San Jose Water Company is reassessing its water conservation initiatives to assist the SCVWD with meeting the recommended reduction in water use.
California faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning.
CLWSC's water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with GBRA, which expire in 2040, 2044 and 2050. The agreements provide CLWSC with 6,700 acre-feet of water per year from Canyon Lake and other sources at prices that may be adjusted periodically by GBRA.
Please also see further discussion under Item 1A, “Risk Factors” and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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
Competition
San Jose Water Company and CLWSC are public utilities regulated by the CPUC and TCEQ, respectively, and operate within a service area approved by the regulators. The statutory laws provide that no other investor-owned public utility may operate in the public utilities' service areas without first obtaining from the regulator a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating that service in such area is inadequate.
California law also provides that whenever a public agency constructs facilities to extend utility service to the service area of a privately-owned public utility, like San Jose Water Company, such an act constitutes the taking of property and is conditioned upon payment of just compensation to the private utility.
Under the California law, municipalities, water districts and other public agencies have been authorized to engage in the ownership and operation of water systems. Such agencies are empowered to condemn properties operated by privately-owned public utilities upon payment of just compensation and are further authorized to issue bonds (including revenue bonds) for the purpose of acquiring or constructing water systems. To the Company's knowledge, no municipality, water district or other public agency has pending any proceeding to condemn any part of its water systems.
Environmental Matters
Water Utility Services' produces potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, public utilities are subject to environmental regulation by various other state and local governmental authorities.
Water Utility Services is currently in compliance with all of the United States Environmental Protection Agency's (the “EPA”) surface water treatment performance standards, drinking water standards for disinfection by-products and primary maximum contaminant levels. These standards have been adopted and are enforced by the California Department of Public Health and the TCEQ for San Jose Water Company and CLWSC, respectively.
Other state and local environmental regulations apply to our Water Utility Services' operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment. In 2008, as part of routine replacement of infrastructure, San Jose Water Company identified legacy equipment containing elemental mercury which was released into the surrounding soil. San Jose Water Company has determined the release posed no risk of contamination to the water supply, notified the appropriate authorities and remediated the affected area. San Jose Water Company also identified 10 other potentially affected sites. Five of these sites have been remediated and San Jose Water Company is continuing its assessment of the remaining sites in conjunction with its infrastructure replacement program. SJW Corp. believes there will be no material financial impact related to this matter. In 2013, as part of routine maintenance and replacement of infrastructure, San Jose Water Company identified certain non-soluble contaminants that could become a hazard if released into the environment. As a precautionary measure, San Jose Water Company developed and implemented a plan to remove the source of the contaminants and expects to complete the plan during 2014. SJW Corp. believes there will be no material financial impact related to this matter.
San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Employees
As of December 31, 2013, SJW Corp. had 379 employees, of whom 340 were San Jose Water Company employees and 39 were CLWSC employees. At San Jose Water Company, 107 were executive, administrative or supervisory personnel, and 233 were members of unions. In November 2013, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2014 through December 31, 2016. The agreements include a 2% wage increase in 2014, 2% in 2015 and 3% in 2016 for union workers as well as increases in medical co-pays and employee cost-sharing. As of December 31, 2013, CLWSC had 39 employees, of whom 9 were exempt and 30 were non-exempt employees. Non-exempt employees are subject to overtime but are not union represented.

Officers of the Registrant

Name	Age	Offices and Experience
D.R. Drysdale	58
San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.

A.R. Gere	47
San Jose Water Company—Vice President, Operations. Mr. Gere has served as Vice President of Operations since 2013. From 2008 to 2013, Mr. Gere was Chief of Operations. From 2006 to 2008, Mr. Gere was Director of Maintenance. From 2005 to 2006, Mr. Gere was Director of Operations and Water Quality. From 2003 to 2005, Mr. Gere was Manager of Operations and Water Quality. Mr. Gere has been with San Jose Water Company since 1995.

C.S. Giordano	57
San Jose Water Company—Vice President, Engineering. Mr. Giordano has served as Vice President of Engineering since April 2013. From June 2007 to April 2013, Mr. Giordano was Chief Engineer. From August 2000 to June 2007, Mr. Giordano was Director of Engineering and Construction. From January 1994 to August 2000, Mr. Giordano was Assistant Chief Engineer. Mr. Giordano has been with San Jose Water Company since 1994.

P. L. Jensen	54
San Jose Water Company—Senior Vice President, Regulatory Affairs. Mr. Jensen has served as Senior Vice President of Regulatory Affairs since October 2011. From July 2007 to October 2011, Mr. Jensen was Vice President of Regulatory Affairs. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.

D.M. Leal	49
San Jose Water Company—Vice President, Human Resources. Ms. Leal has served as Vice President of Human Resources since 2013. From 2001 to 2013, Ms. Leal was Director of Human Resources. From 2000 to 2001, Ms. Leal was employed as a Human Resources Manager at Micrel Semiconductor, Inc. From 1989 to 2000, Ms. Leal worked in various capacities for San Jose Water Company.

J.P. Lynch	54
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

S. Papazian	38
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

W.R. Roth	61
SJW Corp.—President, Chief Executive Officer and Chairman of the Board of Directors of SJW Corp., San Jose Water Company, SJW Land Company and SJWTX, Inc. Mr. Roth is also Chief Executive Officer and Chairman of the Board of Directors of Texas Water Alliance Limited. Mr. Roth was appointed Chief Executive Officer of SJW Corp. in 1999 and President in 1996. Mr. Roth has been with San Jose Water Company since 1990.

W.L. Avila-Walker	50
San Jose Water Company—Controller. Ms. Avila-Walker has served as Controller since September 2009. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance.

A.F. Walters	43
San Jose Water Company—Chief Administrative Officer. Mr. Walters has served as Chief Administrative Officer since January 31, 2014. Prior to joining San Jose Water Company, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013.

Financial Information about Foreign and Domestic Operations and Export Sales
SJW Corp.'s revenue and expense are derived substantially from Water Utility Services' operations located in the County of Santa Clara in the State of California and Comal County in the State of Texas.
Available Information
SJW Corp.'s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Corp.'s website at http://www.sjwcorp.com, as soon as reasonably practicable, after SJW Corp. electronically files such material with, or furnish such material to, the SEC. The content of SJW Corp.'s website is not incorporated by reference to or part of this report.
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
Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing SJW Corp. Additional risks that SJW Corp. does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, SJW Corp.'s business, operating results or financial condition could be materially harmed. In such case, the trading price of SJW Corp.'s common stock could decline and you may lose part or all of your investment. Investors should also refer to the other information set forth in this Form 10-K, including the consolidated financial statements and the notes thereto.
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
In our applications for rate approvals, we rely upon estimates and forecasts to propose rates for approval by the CPUC or TCEQ. No assurance can be given that our estimates and forecasts will be accurate or that the CPUC or TCEQ will agree with our estimates and forecasts and approve our proposed rates. To the extent our authorized rates may be too low, revenues may be insufficient to cover Water Utility Services' operating expenses, capital requirements and SJW Corp.'s historical dividend rate. In addition, delays in approving rate increases may negatively affect our operating results and our operating cash flows. For example, San Jose Water Company's current general rate case has been delayed by more than a year. This delay has caused San Jose Water Company to increase its use of a line of credit which has increased interest expense and decreased net income.
In addition, policies and regulations promulgated by the regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real utility property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow San Jose Water Company and CLWSC to accomplish some or all of the items listed above, Water Utility Services' future operating results may be adversely affected. Further, from time to time, the commissioners at the CPUC and the TCEQ change. For example, in California, CPUC Commissioner Mark Ferron resigned in January of 2014. Governor Edmund G. Brown Jr. subsequently appointed Michael Picker to fulfill Commissioner Ferron's remaining term, which expires at the end of 2014. Such changes could lead to changes in policies and regulations. There can be no assurance that the resulting changes in policies and regulation will not adversely affect our operating results or financial condition.

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
SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from SCVWD due to availability, environmental, legal or other restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company's Santa Cruz Mountains watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production expenses. In 2013, we experienced a record drought in our California service area. If this drought condition continues, we may be required to rely more heavily on purchased water than surface water, which would increase our costs and adversely affect our results of operations.
In addition, San Jose Water Company's ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing overall water production expenses and adversely affecting the operating results of San Jose Water Company.
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
San Jose Water Company has been granted certain balancing accounts by the CPUC to track various water supply expenses and revenues. There is no assurance that the CPUC will allow recovery or refund of these balances when submitted by San Jose Water Company.
CLWSC's primary water supply is 6,700 acre-feet of water which is pumped from Canyon Lake at two lake intakes and other sources, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. While providing a committed long-term water supply for future demand, CLWSC customers currently do not use the volume of water allowed under the contracts which increases the cost of water for existing customers, and there is no assurance that future demands up to the committed supply volume will occur. Texas faces operating challenges and long-term water supply constraints similar to California as described above. (See also Part I, Item 1, “Water Supply”).

Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.
Water Utility Services' operations are seasonal, thus quarterly fluctuation in results of operations may be significant. Rainfall and other weather conditions also affect the operations of Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In drought seasons, if customers are encouraged or required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues. Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, water conservation is a regulatory goal and, in time of drought, may become a political mandate. There is no assurance that Water Utility Services' will be able to recover the cost of programs implemented by regulatory or governmental authorities to achieve water conservation objectives. (See also Part I, Item 1, “Water Supply”).
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
New or more stringent environmental regulations could increase Water Utility Services' operating costs and affect its business.
Water Utility Services' operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies.
New or more stringent environmental and water quality regulations could increase Water Utility Services' water quality compliance costs, hamper Water Utility Services' available water supplies, and increase future capital expenditure.
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
Water Utility Services has implemented monitoring activities and installed specific water treatment improvements in order to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. New or more stringent environmental standards could be imposed that will raise Water Utility Services' operating costs, including requirements for increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. There are currently limited regulatory mechanisms and procedures available to the Company for the recovery of such costs and there can be no assurance that such costs will be fully recovered.
Water Utility Services rely on information technology and systems that are key to business operations. A system malfunction or security breach could adversely affect business operations.
Information technology is key to the operation of Water Utility Services, including but not limited to payroll, general ledger activities, outsourced bill preparation and remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate our distribution system. Among other things, system malfunctions and security breaches could prevent us from operating or monitoring our facilities, billing and collecting cash accurately and timely analysis of financial results. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are breached.
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
Our ability to raise capital through equity or debt may be affected by the economy and condition of the debt and equity markets. Disruptions in the capital and credit markets or further deteriorations in the strength of financial institutions could adversely affect SJW Corp.'s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.'s cost of capital. Furthermore, equity financings may result in dilution to our existing shareholders and debt financings may contain covenants that restrict the actions of SJW Corp. and its subsidiaries.
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
In light of the potential threats to the nation's health and security due to terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the CPUC will approve a rate increase to recover all or part of such costs and, as a result, the Company's operating results and business may be adversely affected. Further, despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.
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
SJW Land Company owns a diversified real estate portfolio in multiple states. The risks in investing directly in real estate vary depending on the investment strategy and investment objective and include the following:

•	Liquidity risk—real estate investments are illiquid. The lag time to build or reduce the real estate portfolio is long.

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
A drop in the value of a real estate property or increase in vacancy could result in reduced future cash flows to amounts below the property's current carrying value and could result in an impairment charge.

•
Concentration/Credit risk—the risk of a tenant declaring bankruptcy and seeking relief from its contractual rental obligation could affect the income and the financial results of SJW Land Company. Diversification of many tenants across many properties may mitigate the risk, but can never eliminate it. This risk is most prevalent in a recessionary environment.

The success of SJW Land Company's real estate investment strategy depends largely on ongoing local, state and federal land use development activities and regulations, future economic conditions, the development and fluctuations in the sale of the undeveloped properties, the ability to identify the developer/potential buyer of the available-for-sale real estate, the timing of the transaction, favorable tax law, and the ability to maintain and manage portfolio properties. There is no guarantee that we will be able to execute the strategy successfully and failure to do so may aversely affect our operating results and financial condition.
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
(2) Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California and the TCEQ in Texas; and
(3) Out-of-region water and utility related services.
The execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs and divert management's time and resources. Any future acquisition we decide to undertake may impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls.
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
The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, distribution storage of approximately 238 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to supply its customers.
San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company's groundwater pumping stations have a production capacity of approximately 212 million gallons per day and the present capacity for taking purchased water is approximately 108 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2013, a maximum and average of 182 million gallons and 128 million gallons of water per day, respectively, were delivered to the system.
CLWSC maintains a service area that covers approximately 240 square miles located in the southern region of the Texas hill country in Comal and Blanco counties. Our service area surrounds an 8,200 surface acre reservoir (Canyon Lake). Production wells are located in an unregulated portion of the Trinity aquifer and have the ability to pump a combined 2.9 billion gallons annually. CLWSC has contracts for 1.9 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates two surface water treatment plants with a combined production capacity of 6.5 million gallons per day. CLWSC has 534 miles of transmission and distribution mains and maintains 62 storage tanks with a total storage capacity of 7.1 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 60,000 gallons per day.
Water Utility Services hold all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

As of December 31, 2013, SJW Land Company owns approximately 68 acres of property in the states of Texas, Arizona and Tennessee and approximately five undeveloped acres of land and two acres of land with commercial properties primarily in the San Jose metropolitan area. SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. One of our California properties is owned by such partnership. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. The following table is a summary of SJW Land Company properties described above:

				% for Year Ended December 31, 2013 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	11%	10%
Warehouse building *	Windsor, Connecticut	17	170,000	1%	1%
Retail building	El Paso, Texas	2	14,000	5%	2%
Warehouse building	Phoenix, Arizona	11	176,000	13%	10%
Warehouse building	Knoxville, Tennessee	30	361,500	31%	28%
Commercial building	Knoxville, Tennessee	15	135,000	39%	49%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*
On February 1, 2013, SJW Land Company closed the sale of its Connecticut warehouse building. Revenue and expense amounts are through the sale closing date and exclude transaction fees and the gain on sale of property.

Item 3.	Legal Proceedings
SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.'s business, financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
SJW Corp.'s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 2013 and 2012 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8.
As of December 31, 2013, there were 456 record holders of SJW Corp.'s common stock.
Dividends
Dividends have been paid on SJW Corp.'s and its predecessor's common stock for 281 consecutive quarters and the annual dividend amount has increased in each of the last 46 years. Additional information as to the cash dividends paid on common stock in 2013 and 2012 is contained in the section captioned “Dividend per share” in the tables set forth in Note 16 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.'s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2013. The comparison assumes $100 was invested on December 31, 2008 in SJW Corp.'s common stock and in each of the foregoing indices and assumes reinvestment of dividends.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Corp., a Water Utility Index and the S&P 500 Index
The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T:

	2008	2009	2010	2011	2012	2013
SJW Corp.	100	78	94	86	100	115
Water Utility Index	100	99	118	133	159	187
S&P 500 Index	100	127	146	149	172	228

The Water Utility Index is the 9 water company Water Utility Index prepared by Wells Fargo Securities, LLC.

Item 6.	Selected Financial Data
FIVE YEAR STATISTICAL REVIEW
SJW Corp. and Subsidiaries

	2013	2012	2011	2010	2009
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$276,869	261,547	238,955	215,638	216,097
Operating expense:
Purchased water	63,225	66,106	54,317	43,557	45,317
Power	7,619	5,796	5,394	6,429	6,582
Groundwater extraction charges	37,927	23,940	20,997	26,614	31,635
Other production expenses	12,073	11,445	11,345	10,702	10,074
Administrative and general	43,714	42,812	39,136	38,184	35,445
Maintenance	13,548	13,350	13,261	12,242	13,172
Property taxes and other non-income taxes	10,317	9,703	8,921	7,907	8,549
Depreciation and amortization	35,039	33,098	31,193	28,331	25,643
Impairment on real estate investment	—	—	—	3,597	—
Total operating expense	223,462	206,250	184,564	177,563	176,417
Operating income	53,407	55,297	54,391	38,075	39,680
Interest expense, other income and deductions	(16,888)	(17,437)	(18,947)	3,071	(14,229)
Income before income taxes	36,519	37,860	35,444	41,146	25,451
Provision for income taxes	14,135	15,542	14,566	16,740	10,280
Net income	22,384	22,318	20,878	24,406	15,171
Dividends paid	14,443	13,231	12,823	12,603	12,202
CONSOLIDATED PER SHARE DATA (BASIC)
Net income	1.13	1.20	1.12	1.32	0.82
Dividends paid	0.73	0.71	0.69	0.68	0.66
Shareholders' equity at year-end	16.24	14.74	14.21	13.76	13.67
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$1,314,191	1,216,235	1,112,127	1,036,909	944,026
Less accumulated depreciation and amortization	415,453	384,675	355,914	322,102	298,921
Net utility plant	898,738	831,560	756,213	714,807	645,105
Net real estate investment	67,819	65,187	78,542	80,089	80,812
Total assets	1,109,986	1,087,499	1,038,810	935,362	878,474
Capitalization:
Shareholders' equity	321,175	274,604	264,004	255,032	252,756
Long-term debt, less current portion	334,997	335,598	343,848	295,704	246,879
Total capitalization	$656,172	610,202	607,852	550,736	499,635
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection	$1,159	1,101	1,010	916	920
Investment in utility plant per connection	$5,499	5,119	4,702	4,407	4,019
Connections at year-end	238,977	237,600	236,500	235,300	234,900
Miles of main at year-end	2,920	2,893	2,915	2,883	2,881
Water production (million gallons)	49,638	47,655	46,033	45,493	47,900
Maximum daily production (million gallons)	187	190	181	196	192
Population served (estimate)	1,077,000	1,071,000	1,066,000	1,060,600	1,058,800

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company, is a public utility in the business of providing water service to approximately 11,000 connections that serve approximately 36,000 people. CLWSC's service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than nonregulated industries.
SJW Land Company, a wholly owned subsidiary of SJW Corp., owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Texas, Arizona and Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P.
Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permits were approved unanimously by the groundwater district in Gonzales County.
Business Strategy for Water Utility Services
SJW Corp. focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)	Regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC in California and the TCEQ in Texas; and

(3)	Out-of-region water and utility related services.
Regional Regulated Activities
SJW Corp.'s regulated utility operation is conducted through San Jose Water Company and CLWSC. SJW Corp. plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructures. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.
Regional Nonregulated Activities
Operating in accordance with guidelines established by the CPUC, San Jose Water Company provides nonregulated services, such as water system operations, maintenance agreements and antenna leases under agreements with municipalities and other utilities. CLWSC provides nonregulated wholesale water service to adjacent utilities.
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
Out-of-Region Opportunities
SJW Corp. also from time to time pursues opportunities to participate in out-of-region water and utility related services, particularly regulated water businesses. SJW Corp. evaluates out-of-region and out-of-state opportunities that meet SJW Corp.'s risk and return profile.

The factors SJW Corp. considers in evaluating such opportunities include:

•	potential profitability;

•	regulatory environment;

•	additional growth opportunities within the region;

•	water supply, water quality and environmental issues;

•	capital requirements;

•	general economic conditions; and

•	synergy potential.
As part of its pursuit of the above three strategic areas, the Company considers from time to time opportunities to acquire businesses and assets. However, SJW Corp. cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, any transaction will involve numerous risks, including the possibility of incurring more costs than benefits derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management's attention from day-to-day operations of the business, the potential for a negative impact on SJW Corp.'s financial position and operating results, entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.
Real Estate Services
SJW Corp.'s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land and owns and operates a portfolio of commercial buildings in the states of California, Texas, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company manages its acquired income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company's real estate investments diversify SJW Corp.'s asset base.
Critical Accounting Policies
SJW Corp. has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. SJW Corp. bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.” SJW Corp.'s critical accounting policies are as follows:
Revenue Recognition
SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with FASB ASC Topic 605—“Revenue Recognition.”
Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services' estimates is determined. San Jose Water Company also recognizes balancing and memorandum accounts in its revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses.
SJW Corp. recognizes its nonregulated revenue based on the nature of the nonregulated business activities. Revenue from San Jose Water Company's nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.

Balancing and Memorandum Accounts
The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for expense items for which revenue offsets have been authorized.
Balancing accounts are currently being maintained for the following items: purchased water, purchased power, groundwater extraction charges, and pensions. The amount in the water production balancing accounts varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection while, during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. The pension balancing account is intended to capture the difference between actual pension expense and the amount approved in rates by the CPUC.
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
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, the Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980, subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
It is typical for the CPUC to incorporate any over-collected and/or under-collected balances in balancing or memorandum accounts into customer rates at the time rate decisions are made as part of the Company's general rate case proceedings by assessing temporary surcredits and/or surcharges. In the case where the Company's balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, the Company can request the CPUC to recognize the amounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the years ending December 31, 2013, 2012 or 2011.
Pension Plan Accounting
San Jose Water Company offers a Pension Plan, Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires an extensive use of assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases expected to be received by the employees, mortality, turnover and medical costs. Plan assets are marked to market at each reporting date. See assumptions and disclosures detailed in Note 10 of “Notes to Consolidated Financial Statements.”

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
Factors Affecting Our Results of Operations
SJW Corp.'s financial condition and results of operations are influenced by a variety of factors including the following:

•	economic utility regulation;

•	infrastructure investment;

•	compliance with environmental, health and safety standards;

•	production expenses;

•	customer growth;

•	water usage per customer; and

•	weather.
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
Regulatory risk is mitigated in California by use of a forward-looking test year which allows the return on and return of utility plant on a forecasted basis as it is placed in service, and in some cases interim rate relief is allowed in the event of regulatory lag.
Pursuant to Texas regulation, CLWSC employs a historical test year but requested rates can be placed into effect after 60 days, which may alleviate regulatory lag. Additionally, rate cases may be filed as necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
Infrastructure Investment
The water utility business is capital-intensive. In 2013 and 2012, Company-funded capital improvements were $82,720 and $101,458, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $88,646 in 2014 and $527,139 over the next five years, subject to CPUC and TCEQ approval. Included in these amounts is approximately $60,500 remaining to be spent on upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. SJW Corp. funds these expenditures through a variety of sources, including cash received from operations, equity issuances and borrowings. SJW Corp. relies upon a line of credit, which will expire on September 1, 2014, to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2013 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
Compliance with Environmental, Health and Safety Standards
Water Utility Services' operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies. Under the federal Safe

Drinking Water Act, Water Utility Services is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. Water Utility Services has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. We incur substantial costs associated with compliance with environmental, health and safety and water quality regulation to which our Water Utility Services is subject.
Environmental, health and safety and water quality regulations are complex and change frequently, and the overall trend has been that they have become more stringent over time. It is possible that new or more stringent environmental standards and water quality regulations could be imposed that will increase Water Utility Services' water quality compliance costs, hamper Water Utility Services' available water supplies, and increase future capital expenditures. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. In the past, Water Utility Services has generally been able to recover expenses associated with compliance related to environmental, health and safety standards, but future recoveries could be affected by regulatory lag and the corresponding uncertainties surrounding rate recovery.
Production Expenses
Water Utility Services' operations require significant production inputs which result in significant production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2013, production expenses accounted for approximately 54% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territory. During 2013, 2012 and 2011, we had cash outflows of $3,349, $2,280 and $4,040, respectively, for acquisitions and water rights which we believe will allow us to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Change in Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services' results of operations. San Jose Water Company residential usage increased 3.3% and 4.3% from 2012 to 2013 and 2011 to 2012, respectively. San Jose Water Company business usage increased 1.7% and 5.0% from 2012 to 2013 and 2011 to 2012, respectively. In addition, 2013 residential and business usage was 5.9% and 16.7%, respectively, higher than the amount authorized in our pending 2013-2015 general rate case. Residential and business usage in 2012 was 7.7% and 2.2%, respectively, lower than the amount authorized in our 2010-2012 general rate case. CLWSC residential and business usage decreased 4.9% and 16.7% from 2012 to 2013 and 2011 to 2012, respectively.
Water Supply
Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water is affected by weather conditions, in particular during the warmer months. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for outside irrigation of lawns and landscaping. In drought seasons, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. These restrictions may be imposed at a regional or state level and may affect our service areas regardless of our readiness to meet unrestricted customer demands. Similarly, in unusually wet seasons, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. In 2013, California experienced the driest year on record and in response the Governor proclaimed a State of Emergency and directed state agencies to take necessary actions to prepare for drought. On February 25, 2014, the SCVWD set a target of a 20% reduction in water use for 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. San Jose Water Company is reassessing its water conservation initiatives to assist the SCVWD with meeting the recommended reduction in water use. San Jose Water Company believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, and imported water purchased from the

SCVWD, will be sufficient to meet customer demand for 2014. In addition, San Jose Water Company actively works with the SCVWD to address California's long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CLWSC believes that they will also be able to meet customer demand for 2014 with their water supply which consists of groundwater from wells and purchased raw water from the GBRA.

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
Overview
SJW Corp.'s consolidated net income for the year ended December 31, 2013 was $22,384, compared to $22,318 for the same period in 2012. This represents an increase of $66 or less than 1%, from 2012. Our 2013 net income includes 6% in higher revenues due to cumulative rate increases and an increase in usage. These increases were almost wholly offset by increases in water production expenses and depreciation expense due to increased depreciable assets.
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2013	2012	2011
Water Utility Services	$270,664	256,555	234,346
Real Estate Services	6,205	4,992	4,609
	$276,869	261,547	238,955

The change in consolidated operating revenues was due to the following factors:

	2013 vs. 2012 Increase/(decrease)		2012 vs. 2011 Increase/(decrease)
Water Utility Services:
Consumption changes	$5,399	2%	$5,546	2%
Increase in customers	1,282	1%	1,265	1%
Rate increases	5,995	2%	17,588	7%
Mandatory Conservation Revenue Adjustment Memorandum (“MCRAM”) account	—	—%	(5,740)	(2)%
Balancing and memorandum accounts	1,433	1%	3,550	1%
Real Estate Services	1,213	—%	383	—%
	$15,322	6%	$22,592	9%

2013 vs. 2012
The revenue increase consists of $14,109 from Water Utility Services and $1,213 from Real Estate Services.
The revenue increase for Water Utility Services primarily consists of increases in rates approved by the CPUC intended to offset the SCVWD's increases to purchased water and groundwater extraction charges. In addition, customer consumption increased primarily due to a drier 2013 compared to 2012. The Company also recognized revenue related to certain balancing and memorandum accounts as management determined they were probable of recovery or refund in future rates.
The revenue increase for Real Estate Services was primarily the result of increased rental income from our Tennessee property. The Tennessee commercial building and warehouse building has a new tenant which resulted in additional lease income that commenced in July 2013.

2012 vs. 2011
The revenue increase consists of $22,209 from Water Utility Services and $383 from Real Estate Services.
The revenue increase for Water Utility Services primarily consists of increases in rates approved by the CPUC for an escalation increase in our 2010-2012 general rate case and an increase intended to offset the SCVWD's increases to purchased water and groundwater extraction charges. In addition, customer consumption increased primarily due to a drier 2012 through nine months of the year compared to the same period in 2011. The Company also recognized revenue related to certain balancing and memorandum accounts as management determined they were probable of recovery or refund in future rates. The increase was offset by recognition of our MCRAM account in December 2011. No similar MCRAM account was recognized in 2012.
The revenue increase for Real Estate Services was primarily the result of increased rental income from our Tennessee property. A tenant had leased the second floor of the commercial building for the full year in 2012, compared to only five months in 2011. The warehouse building also had a new tenant which resulted in additional lease income that commenced in November 2012.
Water Utility Services' Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:

Operating Revenue by Customer Group

	2013	2012	2011
Residential and business	$245,601	234,278	216,747
Industrial	1,209	1,106	1,086
Public authorities	12,104	10,706	10,008
Others	7,683	6,915	6,505
Balancing and memorandum accounts	4,067	3,550	—
	$270,664	256,555	234,346
During the fourth quarter of 2011 the CPUC approved the revenue related to the MCRAM. Included in the amounts above is $5,344 in residential and business, $23 in industrial, $333 in public authorities and $40 in others related to the MCRAM.

Number of Customers

	2013	2012	2011
Residential and business	233,452	232,169	231,122
Industrial	77	78	79
Public authorities	1,401	1,408	1,419
Others	4,047	3,945	3,880
	238,977	237,600	236,500

Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2013	2012	2011
Water Utility Services	$218,444	201,936	179,293
Real Estate Services	4,000	3,379	3,240
All Other	1,018	935	2,031
	$223,462	206,250	184,564

The change in consolidated operating expenses was due to the following factors:

	2013 vs. 2012 Increase/(decrease)		2012 vs. 2011 Increase/(decrease)
Water production expenses:
Change in surface water supply	$(275)	—%	$5,338	3%
Change in usage and new customers	5,269	3%	3,172	2%
Purchased water and groundwater extraction charge and energy price increase	8,563	4%	6,724	4%
Total water production expenses	13,557	7%	15,234	9%
Administrative and general	902	—%	3,676	2%
Maintenance	198	—%	89	—%
Property taxes and other non-income taxes	614	—%	782	—%
Depreciation and amortization	1,941	1%	1,905	1%
	$17,212	8%	$21,686	12%
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
CLWSC's water supply consists of groundwater from wells and purchased raw water from the GBRA. CLWSC has long-term agreements with GBRA, which expire in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,700 acre-feet of water per year from Canyon Lake and other sources at prices that may be adjusted periodically by GBRA.
The following table presents the change in sources of water supply for Water Utility Services:

	Source of Water Supply
	2013	2012	2011
	(million gallons) (MG)
Purchased water	27,119	31,230	27,549
Groundwater	19,300	13,465	13,029
Surface water	2,537	2,409	5,059
Reclaimed water	682	551	396
	49,638	47,655	46,033
Average water production expense per MG	$2,435	2,251	2,000

Water production in 2013 for Water Utility Services increased 1,983 million gallons from 2012. Water production in 2012 increased 1,622 million gallons from 2011. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD's fiscal year, which ends on June 30. The contract water rate for SCVWD's fiscal years 2014, 2013 and 2012 was $2.4, $2.2 and $2.1 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $2.1, $1.9 and $1.7 per million gallons for SCVWD's fiscal years 2014, 2013 and 2012.
Unaccounted-for water for 2013 and 2012 approximated 6.3% and 5.9%, respectively, as a percentage of production. The estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services' unaccounted-for water through main replacements and lost water reduction programs.

The various components of operating expenses are discussed below.
Water production expenses
2013 vs. 2012
Water production expenses increased due to $8,563 in higher per unit costs paid for purchased water, groundwater extraction and energy charges and an increase in customer usage of $5,269. Effective July 2013, SCVWD increased the unit price of purchased water by approximately 8% and the groundwater extraction charge by approximately 9%. The increases were offset by a decrease in water production expenses of $275 due to an increase in the use of available surface water in 2013 compared to 2012.
2012 vs. 2011
Water production expenses increased due to $6,724 in net higher per unit costs paid for purchased water, groundwater extraction and energy charges, $5,338 in increased water supply costs due to decreased availability of surface water supply in 2012 compared to 2011 and an increase in customer usage of $3,172.
Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions' expenses, expenses associated with being a public company, and general corporate expenses.
2013 vs. 2012
Administrative and general expense increased $902 in 2013, or 2%, in comparison to 2012. The increase consisted primarily of: (1) $1,105 primarily due to nonrecurring settlement payments and bonus payments incurred in connection with securing permits for our Texas water supply project, (2) $541 in increased utility and other variable operating expenses resulting from our Tennessee properties being fully leased out beginning in July 2013, (3) $535 due to the increased cost of health insurance, and (4) $141 increase in miscellaneous expenses, offset by (5) $1,420 decrease in contracted work primarily due to reduced water conservation efforts related to the recycled water retrofit program. SJW Corp. anticipates a decrease in pension and retirement expenses in 2014 primarily due to an increasing discount rate coupled with an increase in return on pension plan assets.
2012 vs. 2011
Administrative and general expense increased $3,676 in 2012, or 9%, in comparison to 2011. The increase consisted primarily of: (1) $2,408 in pension and retirement expenses due to a decreasing discount rate and the decline in return on pension plan assets, (2) $1,652 in contracted work primarily due to water conservation efforts related to the recycled water retrofit program, (3) $680 in regulatory fees primarily related to the pass-through surcharge collected from customers that is paid to the CPUC and an increase in general rate case expenses. The surcharge is recorded both in operating revenues and administrative and general expenses, offset by (4) $370 decrease in legal and accounting fees and (5) $694 decrease in miscellaneous expenses.
Maintenance Expense
Maintenance expense increased $198 in 2013, or 1%, in comparison to 2012, and increased $89 in 2012, or 1%, in comparison to 2011. The increase in 2013 consisted primarily of: (1) $174 increase in contracted work, paving, and materials and supplies as a result of an increase in main and service leaks, (2) $112 due to salary increases, offset by (3) $88 decrease in miscellaneous expenses. The increase in 2012 consisted primarily of: (1) $93 in transportation and fuel expense, (2) $66 in license and permit fees, (3) $28 in miscellaneous expenses, offset by (4) $98 decrease in salaries, repairs and maintenance due to an increase in work on capital projects. In addition, the level of maintenance expense varies with the level of public work projects instituted by local government agencies, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.'s facilities.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2013 and 2012 increased $614 and $782 from prior years, respectively. The increases were primarily a result of increased utility plant. SJW Corp. anticipates increases in 2014 for property taxes and other non-income taxes due to increases in utility plant.

Depreciation and Amortization
Depreciation and amortization expense increased $1,941 in 2013, or 6%, in comparison to 2012, and increased $1,905 in 2012, or 6%, in comparison to 2011. The increase in both years was due to increases in utility plant. SJW Corp. anticipates increases in 2014 for depreciation expense due to increases in utility plant.
Other Income and Expense
The change in other (expense) income in 2013 compared to 2012 was primarily due to a decrease in interest expense, including interest on long-term debt and mortgages, of $263, or 1%. This decrease is primarily due to a decrease in mortgage interest as a result of the sale of the Connecticut property offset by an increase in interest expense due to increased borrowings on our line of credit. This decrease was offset by an increase of $153, or 17%, due to a gain from the sale of our Connecticut warehouse real estate property of $1,063 in 2013 compared to the gain of $910 in 2012 from the sale of our Florida warehouse real estate property.
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
SJW Corp.'s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 6.3% for the years ended December 31, 2013, 2012 and 2011.
Provision for Income Taxes
Income tax expense for 2013 was $14,135, compared to $15,542 in 2012. The effective consolidated income tax rate was 39% for 2013, and 41% for 2012 and 2011. Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of actual to expected income tax expense.
On September 13, 2013, the Department of Treasury and the Internal Revenue Service issued final tangible property regulations under provisions that generally are intended to simplify, clarify and make more administrable the 2011 temporary and proposed tangible property regulations. These regulations broadly apply to amounts to acquire, produce or improve tangible property, as well as dispositions of such property and determination of whether those amounts can be deducted or capitalized as part of the asset. The final regulations generally are effective for tax years beginning on or after January 1, 2014. The Company is in the process of assessing the impact of the final regulations.
Other Comprehensive Income (Loss)
Other comprehensive income, net of tax, in 2013 and 2012 was $1,077 and $36, respectively, due to an increase in the market value of the investment in California Water Service Group.

Liquidity and Capital Resources
Water Utility Services' business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers' on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Corp. operates. Payment delinquencies are mitigated by service interruptions due to non-payment. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost-of-living. As of December 31, 2013, the change in the number of customers has been minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Funds collected from Water Utility Services' customers are used to pay for water production expenses, in addition to all costs associated with general operations. Funds were also generated from the issuance of common stock, sale of SJW Land Company's real estate investment in Connecticut and borrowings from the line of credit. From these amounts, SJW Corp. paid cash dividends of approximately $14,443 and funded its 2013 working capital and capital expenditure program.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Corp.'s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.'s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2013 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
In 2013, the common dividends declared and paid on SJW Corp.'s common stock represented 65% of net income for 2013. Dividends have been paid on SJW Corp.'s and its predecessor's common stock for 281 consecutive quarters and the annual dividend amount has increased in each of the last 46 years. While historically SJW Corp. has paid dividends equal to approximately 50% to 60% of its net income, SJW Corp. cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2013, SJW Corp. generated cash flow from operations of approximately $63,400, compared to $74,400 in 2012 and $64,200 in 2011. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations decreased in 2013 by approximately $11,000. This decrease was caused by a combination of the following factors: (1) collections of previously billed and accrued receivables, including the regulatory asset and liability recorded in other current asset and liabilities, decreased by $7,600, (2) net collection of taxes receivable was $6,200 less than the prior year, (3) general working capital and postretirement changes caused a $1,200 decrease, (4) payments of amounts previously invoiced and accruals related to groundwater extraction charges and purchased water increased by $2,400, and (5) net income adjusted for non-cash items and gains and losses from asset activity increased $1,600. The increase in 2012 by approximately $10,200 was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains and losses from asset activity decreased $1,900, (2) collections of previously billed and accrued receivables, including the regulatory asset recorded in other current asset, increased by $13,100, (3) net collection of taxes receivable was $6,200 more than the prior year, (4) recognition of the balancing and memorandum accounts drove a decrease of $3,600, and (5) general working capital and postretirement changes caused a $3,600 decrease.
Cash Flow from Investing Activities
In 2013, SJW Corp. used approximately $82,700 of cash for Company funded capital expenditures, $11,605 for developer funded capital expenditures, $4,200 for real estate investments related to the leasehold improvement additions for the properties located in Knoxville, Tennessee, $3,300 for acquisitions and rights to provide water service, and $2,700 in retirement costs. Proceeds from the sale of SJW Land Company's real estate investment in Connecticut provided cash proceeds of $8,800. In 2012, SJW Corp. used approximately $101,500 of cash for Company funded capital expenditures, $4,400 for developer funded capital expenditures, and $2,300 for acquisitions and rights to provide water service. Proceeds from the sale of SJW Land Company's real estate investment in Florida provided cash proceeds of $5,500. In 2011, SJW Corp. used approximately $62,400 of cash for Company funded capital expenditures, $7,300 for developer funded capital expenditures, and $4,000 for acquisitions which primarily related to the accelerated closing of our asset acquisition from Bexar Metropolitan Water District and rights to provide water service.
Water Utility Services budgeted capital expenditures for 2014, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2014
Water treatment	$440	—%
Source of supply	6,432	7%
Reservoirs and tanks	10,408	12%
Pump stations and equipment	9,345	11%
Equipment and other	7,038	8%
Montevina Water Treatment Plant	3,000	3%
Recycled water, green and alternative energy projects	2,000	2%
Distribution system	49,983	57%
	$88,646	100%

The 2014 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $49,983 is approximately $34,098 that is planned to be spent to replace Water Utility Services' pipes and mains.
Water Utility Services' capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $527,139 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and TCEQ approval. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2013 increased by approximately $26,500 from the same period in the prior year. The increase was primarily due to the issuance of common stock in 2013 offset by a decrease in net borrowings on the line of credit and long-term borrowings compared to the same period in the prior year. SJW Corp.'s cash management policy includes the issuance of long-term debt to pay down borrowings on the lines of credit. As such, when long-term borrowings are high, borrowings on the line of credit tend to be low and when long-term borrowings are low, borrowings on the line of credit tend to be high.
SJW Corp., SJW Land Company and San Jose Water Company have unsecured bank lines of credit totaling $90,000, of which $3,000 has been set aside in the form of letters of credit for its California Department of Water Resources' Safe Drinking Water State Revolving Fund (“SDWSRF”) loans as of December 31, 2013. Our drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Corp. expects to periodically draw down on the lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital—Water Utility Services” below.
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
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of December 31, 2013, San Jose Water Company's funded debt and equity were approximately 45% and 55%, respectively. The average borrowing rate of San Jose Water Company's long-term debt was 6.7% as of December 31, 2013.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator's guidelines. On January 24, 2014, San Jose Water Company entered into a note agreement with John Hancock Life Insurance Company (U.S.A.) and its affiliate (the “Purchaser”), pursuant to which San Jose Water Company agreed to sell an aggregate principal amount of $50,000 of its 5.14% senior note, Series L to the Purchaser. The senior note is an unsecured obligation of San Jose Water Company and is due on the date that is the 30th anniversary of the issuance of the senior note. The closing date is August 5, 2014, or such later date as the parties may mutually agree, but no later than October 3, 2014.
On March 28, 2013, the Company entered into an underwriting agreement with Robert W. Baird & Co. Incorporated, as the representative of several underwriters (the “Underwriters”), which provided for the issuance and sale in an underwritten public offering (the “Offering”) by the Company and the purchase by the Underwriters of 1,321,000 shares of common stock, par value $0.521 per share of the Company's common stock. The shares were sold at a public offering price of $26.50 per share, and were purchased by the Underwriters at a price of $25.44 per share. The Company also granted the Underwriters a 30-day option to purchase up to 198,150 additional shares of common stock to cover over-allotments, if any. On April 25, 2013, the Underwriters exercised the overallotment option to purchase an additional 100,000 shares of common stock.
The Offering and overallotment option closed on April 3, 2013 and April 29, 2013, respectively. The net proceeds received from the Offering and the exercise of the overallotment option were $35,894, after deducting the Underwriters' discounts and commissions and estimated offering expenses. The net proceeds were used to pay down amounts outstanding as of March 31, 2013 under the Company's bank lines of credit, as well as to fund the construction programs of the Water Utility Services operations and for other general corporate purposes.
SJW Corp. has outstanding a $50,000 unsecured senior note as of December 31, 2013. The senior note has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed

66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2013, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $200,000 of unsecured senior notes as of December 31, 2013. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2013, San Jose Water Company's funded debt was 45% of total capitalization and the net income available for interest charges was 344% of interest charges. As of December 31, 2013, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2013. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2013, San Jose Water Company was in compliance with all such covenants.
San Jose Water Company has received two loans in the aggregate principal amount of $3,076 from the California Department of Water Resources' SDWSRF for the retrofit of San Jose Water Company's water treatment plants. Terms of these loans require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39% and 2.60%. The outstanding balance as of December 31, 2013 is $2,141.
SJWTX, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000 of senior notes as of December 31, 2013. The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2013, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
Real Estate Services
As of December 31, 2013, SJW Land Company's outstanding balance of mortgages related to acquiring properties in various states totaled $15,357. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties.
As of December 31, 2013, SJW Land Company also had an outstanding mortgage loan in the amount of $3,053 borrowed by its subsidiary, 444 West Santa Clara Street, L.P. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.
The average borrowing rate of SJW Land Company mortgages is 5.71%.
SJW Corp. and its Subsidiaries
SJW Corp. and its subsidiaries consolidated long-term debt was 51% of total capitalization as of December 31, 2013. Management believes that SJW Corp. is capable of obtaining future long-term capital to fund regulated and nonregulated growth opportunities and capital expenditure requirements.
As of December 31, 2013, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its SDWSRF loans. At December 31, 2013, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $64,600. These lines of credit bear interest at variable rates. They will expire on September 1, 2014. The cost of borrowing on SJW Corp.'s short-term credit facilities averaged 1.29% for 2013. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2013, SJW Corp's funded debt was 51% of total capitalization and the net income available for interest charges was 283% of interest charges. As of December 31, 2013, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2013, San Jose Water Company was in compliance with all covenants.
Off-Balance Sheet Arrangement/Contractual Obligations
SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.
SJW Corp.'s contractual obligations and commitments as of December 31, 2013 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$215,000	—	—	—	215,000
SJW Land Company mortgages	15,357	352	3,645	11,360	—
Advances for construction, San Jose Water Company	70,043	2,402	4,805	4,804	58,032
SDWSRF loans, San Jose Water Company	2,141	96	297	311	1,437
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	3,053	106	231	259	2,457
California Pollution Control Financing Authority Revenue Bonds, San Jose Water Company	50,000	—	—	—	50,000
Senior note, SJW Corp.	50,000	—	—	—	50,000
Total contractual cash obligation	$405,594	2,956	8,978	16,734	376,926
Total interest on contractual obligations	$325,402	20,673	41,212	39,662	223,855

In addition to the obligations listed above, San Jose Water Company issued two standby letters of credit with a commercial bank in the amounts of $2,000 and $1,000 in support of its $1,316 and $825 SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December and the amount of coverage can be reduced as the loan principal balance decreases.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2013, 2012 and 2011, San Jose Water Company purchased from SCVWD 22,700 million gallons ($52,500), 22,800 million gallons ($48,800) and 21,900 million gallons ($43,500), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company committed to purchase from SCVWD a minimum of 90% of the delivery schedule, or 21,000 million gallons ($50,300) of water at the current contract water rate of $2.4 per million gallons in the year ending December 31, 2014. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available. The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD's fiscal year, which ends on June 30. The contract water rate for SCVWD's fiscal years 2014, 2013 and 2012 was $2.4, $2.2 and $2.1 per million gallons, respectively.
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
San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2013, San Jose Water Company contributed $9,543 and $445 to the pension plan and other post retirement benefit plan, respectively. In 2014, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,123 to the pension plan and other post retirement benefit plan. The amount of required contributions for years thereafter is not actuarially determinable.

San Jose Water Company's other benefit obligations include employees' and directors' postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and a Special Deferral Election Plan. Under these benefit plans, San Jose Water Company is committed to pay approximately $784 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CLWSC purchases water from GBRA under terms of agreements expiring in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,700 acre-feet per year of water supply from Canyon Lake and other sources. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60 day written notice on the proposed adjustment.
TWA has entered into approximately 180 water rights agreements with property owners for certain real property rights for the development, production, transportation and use of groundwater in and under their property. In accordance with the water rights agreements, TWA is committed to pay between $819 and $1,300 from 2014 to 2019. TWA may terminate the water rights agreements at any time during the pre-production phase, upon two years prior written notice.
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
Impact of Recent Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11 which provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective for fiscal years and interim periods, beginning after December 15, 2013. Early adoption is permitted. The Company early adopted this ASU during the quarter ended March 31, 2013. The guidance did not have a material impact on the Company's financial position, results of operations or cash flows for the year ended December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company's variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owns 385,120 shares of common stock of California Water Service Group as of December 31, 2013, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in trading prices.
SJW Corp. has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
SJW Corp.:
We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . The Company's management is responsible for these consolidated financial statements, for the financial statement schedule and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Santa Clara, California
February 28, 2014

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Utility plant:
Land	$10,418	10,156
Depreciable plant and equipment	1,254,586	1,166,220
Construction in progress	30,846	24,298
Intangible assets	18,341	15,561
	1,314,191	1,216,235
Less accumulated depreciation and amortization	415,453	384,675
	898,738	831,560
Real estate investment	78,477	74,232
Less accumulated depreciation and amortization	10,658	9,045
	67,819	65,187
Current assets:
Cash and cash equivalents	2,299	2,522
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $170 and $225 in 2013 and 2012, respectively	14,496	12,317
Income tax	1,661	489
Other	476	854
Accrued unbilled utility revenue	17,556	16,284
Long-lived assets held-for-sale	—	7,768
Materials and supplies	1,045	1,088
Prepaid expenses	2,119	1,589
	39,652	42,911
Other assets:
Investment in California Water Service Group	8,885	7,067
Unamortized debt issuance, broker and reacquisition costs	5,176	5,226
Regulatory assets, net	83,543	130,488
Other	6,173	5,060
	103,777	147,841
	$1,109,986	1,087,499

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2013	2012
Capitalization and Liabilities
Capitalization:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,169,211 shares in 2013 and 18,670,566 shares in 2012	$10,505	9,724
Additional paid-in capital	63,017	26,117
Retained earnings	244,266	236,453
Accumulated other comprehensive income	3,387	2,310
Total shareholders' equity	321,175	274,604
Long-term debt, less current portion	334,997	335,598
	656,172	610,202
Current liabilities:
Line of credit	22,400	15,300
Current portion of long-term debt	554	5,392
Accrued groundwater extraction charges and purchased water	7,116	4,755
Purchased power	665	317
Accounts payable	12,587	8,481
Accrued interest	5,369	5,355
Accrued property taxes and other non-income taxes	1,618	1,465
Accrued payroll	3,198	3,069
Other current liabilities	5,688	4,973
	59,195	49,107
Deferred income taxes	140,736	147,579
Unamortized investment tax credits	1,375	1,434
Advances for construction	70,043	68,277
Contributions in aid of construction	132,260	128,466
Deferred revenue	1,213	1,137
Postretirement benefit plans	43,496	73,425
Other noncurrent liabilities	5,496	7,872
Commitments and contingencies	—	—
	$1,109,986	1,087,499

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2013	2012	2011
Operating revenue	$276,869	261,547	238,955
Operating expense:
Production Expenses:
Purchased water	63,225	66,106	54,317
Power	7,619	5,796	5,394
Groundwater extraction charges	37,927	23,940	20,997
Other production expenses	12,073	11,445	11,345
Total production expenses	120,844	107,287	92,053
Administrative and general	43,714	42,812	39,136
Maintenance	13,548	13,350	13,261
Property taxes and other non-income taxes	10,317	9,703	8,921
Depreciation and amortization	35,039	33,098	31,193
Total operating expense	223,462	206,250	184,564
Operating income	53,407	55,297	54,391
Other (expense) income:
Interest on long-term debt	(18,667)	(18,662)	(17,799)
Mortgage and other interest expense	(1,255)	(1,523)	(1,876)
Gain on sale of real estate investment	1,063	910	—
Dividend income	246	243	238
Other, net	1,725	1,595	490
Income before income taxes	36,519	37,860	35,444
Provision for income taxes	14,135	15,542	14,566
Net income	$22,384	22,318	20,878
Other comprehensive income (loss):
Unrealized income (loss) on investment, net of taxes of $741 in 2013, $0 in 2012 and ($59) in 2011	1,077	36	(85)
Comprehensive income	$23,461	22,354	20,793
Earnings per share
—Basic	$1.13	1.20	1.12
—Diluted	$1.12	1.18	1.11
Weighted average shares outstanding
—Basic	19,774,589	18,635,206	18,581,762
—Diluted	19,971,236	18,839,231	18,794,066

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number of Shares	Amount
Balances, December 31, 2010	18,551,540	9,662	23,443	219,568	2,359	255,032
Net income	—	—	—	20,878	—	20,878
Unrealized loss on investment, net of tax effect of ($59)	—	—	—	—	(85)	(85)
Share-based compensation	—	—	651	(129)	—	522
Exercise of stock options and similar instruments	13,896	7	(91)	—	—	(84)
Employee stock purchase plan	25,712	14	511	—	—	525
Dividend reinvestment and stock purchase plan	1,679	1	38	—	—	39
Dividends paid ($0.69 per share)	—	—	—	(12,823)	—	(12,823)
Balances, December 31, 2011	18,592,827	9,684	24,552	227,494	2,274	264,004
Net income	—	—	—	22,318	—	22,318
Unrealized loss on investment, net of tax effect of $0	—	—	—	—	36	36
Share-based compensation	—	—	564	(128)	—	436
Exercise of stock options and similar instruments	44,784	23	347	—	—	370
Employee stock purchase plan	29,468	15	573	—	—	588
Dividend reinvestment and stock purchase plan	3,487	2	81	—	—	83
Dividends paid ($0.71 per share)	—	—	—	(13,231)	—	(13,231)
Balances, December 31, 2012	18,670,566	9,724	26,117	236,453	2,310	274,604
Net income	—	—	—	22,384	—	22,384
Unrealized income on investment, net of tax effect of $741	—	—	—	—	1,077	1,077
Share-based compensation	—	—	912	(128)	—	784
Exercise of stock options and similar instruments	43,665	23	46	—	—	69
Employee stock purchase plan	30,869	16	706	—	—	722
Dividend reinvestment and stock purchase plan	3,111	2	82	—	—	84
Common stock issued	1,421,000	740	35,154	—	—	35,894
Dividends paid ($0.73 per share)	—	—	—	(14,443)	—	(14,443)
Balances, December 31, 2013	20,169,211	10,505	63,017	244,266	3,387	321,175

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2013	2012	2011
Operating activities:
Net income	$22,384	22,318	20,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,595	34,629	32,709
Deferred income taxes	11,567	12,235	16,458
Share-based compensation	912	564	651
Gain on sale of real estate investment	(1,063)	(910)	—
Loss on sale of utility property	—	—	23
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(3,073)	(800)	(2,470)
Accounts payable, purchased power and other current liabilities	(21)	933	(133)
Accrued groundwater extraction charges and purchased water	2,361	(1,034)	1,430
Tax receivable and accrued taxes	(1,112)	5,093	(1,102)
Other current asset and liabilities related to balancing and memorandum accounts	388	5,740	(5,740)
Postretirement benefits	127	77	(37)
Regulatory asset related to balancing and memorandum accounts	(3,645)	(3,550)	—
Other noncurrent assets and noncurrent liabilities	(884)	(1,503)	1,855
Other changes, net	(1,111)	575	(318)
Net cash provided by operating activities	63,425	74,367	64,204
Investing activities:
Additions to utility plant:
Company-funded	(82,720)	(101,458)	(62,439)
Contributions in aid of construction	(11,605)	(4,376)	(7,311)
Additions to real estate investment	(4,232)	(678)	(156)
Payments for business/asset acquisition and water rights	(3,349)	(2,280)	(4,040)
Cost to retire utility plant, net of salvage	(2,695)	(922)	(1,816)
Proceeds from sale of real estate investment	8,831	5,517	—
Proceeds from sale of utility property	—	—	43
Net cash used in investing activities	(95,770)	(104,197)	(75,719)
Financing activities:
Borrowings from line of credit	48,600	16,300	17,600
Repayments of line of credit	(41,500)	(1,000)	(21,600)
Long-term borrowings	—	—	50,000
Repayments of long-term borrowings	(5,439)	(3,696)	(1,094)
Debt issuance costs	(19)	(33)	(87)
Dividends paid	(14,443)	(13,231)	(12,823)
Issuance of common stock, net of issuance costs	35,894	—	—
Exercise of stock options and similar instruments	1,004	989	564
Tax benefits realized from share options exercised	28	97	7
Receipts of advances and contributions in aid of construction	10,293	8,407	6,149
Refunds of advances for construction	(2,296)	(2,215)	(2,197)
Net cash provided by financing activities	32,122	5,618	36,519
Net change in cash and cash equivalents	(223)	(24,212)	25,004
Cash and cash equivalents, beginning of year	2,522	26,734	1,730
Cash and cash equivalents, end of year	$2,299	2,522	26,734
Cash paid (received) during the year for:
Interest	$20,886	21,206	20,307
Income taxes	$4,186	(1,445)	(2,930)
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	$4,588	355	1,971
Utility property installed by developers	$2,162	4,073	567
Obligations relieved related to acquisition of certain water service assets	$—	—	(726)

See Accompanying Notes to Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except share and per share data)

Note 1.	Summary of Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of SJW Corp., its wholly owned subsidiaries, and two variable interest entities in which two SJW Corp. subsidiaries are the primary beneficiaries. All intercompany transactions and balances have been eliminated in consolidation.
SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to approximately one million people in the greater metropolitan San Jose area. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the CPUC and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 90% of San Jose Water Company's revenues are derived from the sale of water to residential and business customers.
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., is incorporated in the State of Texas and is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 36,000 people. CLWSC's service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of California, Arizona, Texas and Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company (see Note 9).
Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permits were approved unanimously by the groundwater district in Gonzales County.
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
Utility Plant
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2013, 2012 and 2011 was $905, $913 and $699, respectively. Construction in progress was $30,846 and $24,298 at December 31, 2013 and 2012, respectively.
The major components of depreciable plant and equipment as of December 31, 2013 and 2012 are as follows:

	2013	2012
Equipment	$226,557	214,670
Transmission and distribution	967,031	892,957
Office buildings and other structures	60,998	58,593
Total depreciable plant and equipment	$1,254,586	1,166,220

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2013, 2012 and 2011, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.4%, 3.5% and 3.5%, respectively. A portion of depreciation expense is allocated to administrative and general expense. For the years 2013, 2012 and 2011, the amounts allocated to administrative and general expense were $1,556, $1,531 and $1,516, respectively. Depreciation expense for utility plant for the years ended December 31, 2013, 2012 and 2011 was $32,616, $31,005 and $29,141, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Utility Plant Intangible Assets
All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years (see Note 6).
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. There is no depreciation associated with nonutility property as it is all land. The major components of real estate investments as of December 31, 2013 and 2012 are as follows:

	2013	2012
Land	$18,892	18,892
Buildings and improvements	59,256	55,011
Intangibles	329	329
Total real estate investment	$78,477	74,232

Depreciation on real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 39 years.

On February 1, 2013, SJW Land Company sold its warehouse building located in Windsor, Connecticut for $9,200. The Company recognized a pre-tax gain on the sale of real estate investment of $1,063, after selling expenses of $369. The following represents the major components of the Connecticut warehouse building recorded in long-lived assets held-for-sale on the Company's Consolidated Balance Sheet as of December 31, 2012.

December 31, 2012
Land	$1,200
Buildings and improvements	8,684
Subtotal	9,884
Less: accumulated depreciation and amortization	2,116
Total	$7,768

Gross land, buildings and improvements of $77,082 and $72,838 as of December 31, 2013 and 2012, respectively, represent assets that are leased or available for lease. Land, building and improvements as of December 31, 2012 excludes the Connecticut warehouse building as it has been reclassified as held-for-sale. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2013:

Year ending December 31:	Rental Revenue
2014	$5,497
2015	5,616
2016	5,786
2017	5,883
2018	5,061
Thereafter	31,817

Impairment of Long-Lived Assets
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Corp. are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. In addition, the Company tests unamortized intangible assets, which primarily relate to water rights, at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, the Company considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If the Company determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. No impairments occurred during 2013 or 2012.
Financial Instruments
The following instruments are not measured at fair value on the Company's consolidated balance sheets but require disclosure of fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of long-term debt is discussed in Note 4, pension plan assets in Note 10 and investment in California Water Service Group in Note 13.
Investment in California Water Service Group
SJW Corp.'s investment in California Water Service Group is accounted for under FASB ASC Topic 320—“Investments—Debt and Equity Securities,” as an available-for-sale marketable security. The investment is recorded on the Consolidated Balance Sheet at its quoted market price with the change in unrealized gain or loss reported, net of tax, as a component of other comprehensive income (loss) (see Note 13).
Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The Company expects to recover regulatory assets related to plant depreciation income tax temporary differences over the average lives of the plant assets of between 5 to 75 years.
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
Regulatory assets and liabilities are comprised of the following as of December 31:

	2013	2012
Regulatory assets:
Income tax temporary differences, net	$8,220	8,146
Postretirement pensions and other medical benefits	62,949	113,633
Pension balancing account	9,734	6,671
Water rate assistance program balancing account	2,590	776
Other	4,725	5,151
Total regulatory assets	$88,218	134,377
Regulatory liabilities:
Cost of capital memorandum account	$2,297	2,295
Water supply balancing accounts	2,378	1,594
Total regulatory liabilities	$4,675	3,889
Net regulatory assets included in Consolidated Balance Sheets	$83,543	130,488

Regulatory Rate Filings
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,400, or 21.51% in 2013, $13,000, or 4.87% in 2014 and $34,800, or 12.59% in 2015. This general rate case filing also includes: (1) recovery of the under-collected balance of $2,599 in the balancing account, (2) disbursement of the over-collected balance of $650 accrued in various memorandum accounts and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). The WRAM de-couples San Jose Water Company's revenue requirement from ratepayer usage. Under the WRAM, San Jose Water Company would recover the full quantity revenue amounts authorized by the CPUC by using advice letter filings for any unbilled quantity revenue amounts or refunds for over-collection, regardless of customer usage volumes. A MCBA similarly provides for recovery/refund for changes in water supply mix from amounts authorized by the CPUC. A general rate case is scheduled to be a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC's Division of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. Parties to the proceeding filed opening briefs on July 20, 2012 and reply briefs on August 7, 2012. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date, a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Differences between interim rates and approved rates are tracked in a memorandum account and will be submitted for recovery or refund. A decision on this application is expected in the second quarter of 2014.
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a requested rate increase of 23.1%, or $2,400. With the exception of customers served within the City of Bulverde, the new rates became effective on December 2, 2013. Prior to approval by the TCEQ, such rates are subject to adjustment and refund. The Company has recognized the increase in accordance with ASC Topic 980 which provides that a regulated entity is permitted to bill requested rate increases before the regulator has ruled on the request. If information becomes available that indicates it is probable that any of the 23.1% rate increase will need to be refunded and the amount of refund can be reasonably estimated, a loss contingency shall be accrued. CLWSC has determined at this time that it is not probable that any of the rate increase will need to be refunded.

Customers have 150 days from filing to protest the application. Management does not anticipate that the final TCEQ decision will materially affect the Company's financial position, results of operations or cash flows.

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

Estimated Refunds
2014	$2,402
2015	2,403
2016	2,402
2017	2,402
2018	2,402
Thereafter	58,032

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
Asset Retirement Obligation
SJW Corp.'s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells and other anticipated clean-up costs, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2013 and 2012, the asset retirement obligation is as follows:

	2013	2012
Retirement obligation	$4,612	4,650
Discount rate	6%	6%
Present value, recorded as a liability	1,733	1,807
Deferred tax	1,192	1,242
Regulatory asset	$2,925	3,049

Revenue
SJW Corp. recognizes its regulated and nonregulated revenue when services have been rendered, in accordance with ASC Topic 605.

Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services' estimates is determined. San Jose Water Company also recognizes balancing and memorandum accounts in its revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2013, 2012 and 2011, the surcharge was $3,741, $3,862 and $3,272, respectively.
Revenue from San Jose Water Company's nonregulated utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Nonregulated operating revenue in 2013, 2012 and 2011 includes $5,882, $5,523 and $4,935, respectively, from the operation of the City of Cupertino municipal water system. Revenue from SJW Land Company properties is recognized ratably over the term of the leases.
Balancing and Memorandum Accounts
For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and other approved activities or as directed by the CPUC. As of December 31, 2013, the total balance in San Jose Water Company's balancing and memorandum accounts, including interest, was a net under-collection of $8,167.
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, the Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980, subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
The Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded revenue and regulatory assets totaling $5,019 and $2,604 during the years ended December 31, 2013 and 2012. All balancing and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.
On August 27, 2010, SJWTX, Inc. filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. On August 21, 2013, the TCEQ issued a decision in SJWTX, Inc.'s rate case that authorized a 33% increase in revenue requirement. Since the rates authorized by the TCEQ are less than the interim rates, this resulted in a customer refund of approximately $982 for rate over-collections during the period of interim rates. This amount has been recorded as a regulatory liability and reduction of revenue during the year ended December 31, 2013.
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
Earnings per Share
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. (The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security.) Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plan. Restricted common stock units and stock options of 3,071, 6,557 and 4,243 as of December 31, 2013, 2012 and 2011, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 2.	Capitalization
SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2013 and 2012, 20,169,211 and 18,670,566, respectively, shares of common stock were issued and outstanding.
At December 31, 2013 and 2012, 176,407 shares of preferred stock of $25 par value per share were authorized and none were outstanding.

Note 3.	Lines of Credit
On January 11, 2013, SJW Corp., SJW Land Company, San Jose Water Company and Wells Fargo amended their respective credit agreements dated March 1, 2012, to clarify defined terms in the funded debt and interest coverage ratio covenants.
As of December 31, 2013, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. San Jose Water Company has issued two standby letters of credit with a commercial bank in the amount of $3,000 in support of its SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it, and the amount of coverage can be reduced as the loan principal balance decreases. As of December 31, 2013, $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its SDWSRF loans. The lines of credit bear interest at variable rates, and will expire on September 1, 2014. As of December 31, 2013 and 2012, SJW Corp. has an outstanding balance on the lines of credit of $22,400 and $15,300, respectively. Cost of borrowing on the lines of credit averaged 1.29% and 1.44% as of December 31, 2013 and 2012, respectively.
SJW Corp., on a consolidated basis, and San Jose Water Company have the following affirmative covenants on their unsecured bank lines of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2013, SJW Corp. and San Jose Water Company, respectively, were in compliance with the unsecured bank line of credit affirmative covenants.

Note 4.	Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Due Date	2013	2012
Senior notes, San Jose Water Company:
Series A 8.58%	2022	$20,000	20,000
Series B 7.37%	2024	30,000	30,000
Series C 9.45%	2020	10,000	10,000
Series D 7.15%	2026	15,000	15,000
Series E 6.81%	2028	15,000	15,000
Series F 7.20%	2031	20,000	20,000
Series G 5.93%	2033	20,000	20,000
Series H 5.71%	2037	20,000	20,000
Series I 5.93%	2037	20,000	20,000
Series J 6.54%	2024	10,000	10,000
Series K 6.75%	2039	20,000	20,000
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000
SJW Corp. Series A 4.35%	2021	50,000	50,000
Total senior notes		$265,000	265,000
Mortgage loans 5.61% - 6.09%	2013	—	4,867
	2016	3,215	3,314
	2017	12,142	12,375
444 West Santa Clara Street, L.P. 5.68% (non-recourse to SJW Land Company)	2021	3,053	3,153
California Pollution Control Financing Authority Revenue Bonds 5.10%, San Jose Water Company	2040	50,000	50,000
SDWSRF loans 2.39% and 2.60%, San Jose Water Company	2027	2,141	2,281
Total debt		$335,551	340,990
Less: current portion		554	5,392
Total long-term debt, less current portion		$334,997	335,598

Senior notes held by institutional investors are unsecured obligations of San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, all of the companies' debt has historically been placed privately.
The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2013, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2013, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJW Corp. has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2013, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
The mortgage loans, which are the obligations of SJW Land Company, are due in 2016 and 2017. These loans amortize over 25 years, are secured by two leased properties and carry a fixed interest rate with 120 monthly principal and interest payments. The loan agreements generally restrict the Company from prepayment in the first three years and require submission of periodic financial reports as part of the loan covenants. An amortization schedule of the mortgage loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2014	1,229	877	352
2015	1,229	856	373
2016	4,034	762	3,272
2017	11,470	110	11,360
444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $3,053 as of December 31, 2013. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan with 444 West Santa Clara Street, L.P. is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2014	276	170	106
2015	276	164	112
2016	276	157	119
2017	276	150	126
2018	276	143	133
Thereafter	2,761	304	2,457
San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2013. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2013, San Jose Water Company was in compliance with all such covenants.
San Jose Water Company has two loans from the SDWSRF at a rate of 2.39% and 2.60%. The outstanding loan balances as of December 31, 2013 is $2,141. San Jose Water Company issued standby letters of credit with a commercial bank in the amount of $3,000 in support of these loans. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balances decrease. An amortization schedule of the SDWSRF loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2014	133	37	96
2015	196	49	147
2016	195	45	150
2017	196	42	154
2018	195	38	157
Thereafter	1,592	155	1,437

The fair value of long-term debt as of December 31, 2013 and 2012 was approximately $395,684 and $455,042, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

Note 5.	Income Taxes
The components of income tax expense were:

	2013	2012	2011
Current:
Federal	$(525)	—	(4,894)
State	3,093	3,305	3,002
Deferred:
Federal	11,743	12,114	16,560
State	(176)	123	(102)
	$14,135	15,542	14,566

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $36,519, $37,860 and $35,444 in 2013, 2012 and 2011:

	2013	2012	2011
“Expected” federal income tax	$12,782	13,251	12,405
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	1,836	2,108	1,934
Dividend received deduction	(60)	(59)	(58)
Uncertain tax positions	(650)	82	17
Other items, net	227	160	268
	$14,135	15,542	14,566

The components of the net deferred tax liability as of December 31 was as follows:

	2013	2012
Deferred tax assets:
Advances and contributions	$15,598	15,214
Unamortized investment tax credit	741	773
Pensions and postretirement benefits	4,405	4,565
California franchise tax	1,107	1,193
Net operating loss	5,814	6,439
Other	1,596	1,505
Total deferred tax assets	$29,261	29,689
Deferred tax liabilities:
Utility plant	$125,706	110,983
Pension and postretirement benefits	25,649	46,315
Investment in stock	3,228	2,487
Deferred gain and other-property related	13,107	14,440
Debt reacquisition costs	496	545
Other	1,811	2,498
Total deferred tax liabilities	$169,997	177,268
Net deferred tax liabilities	$140,736	147,579

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
As of December 31, 2013, the Company has a federal net operating loss carry forward of $16,610, which will expire in fiscal year 2031. This amount differs from the amount reported on the consolidated tax returns of $18,234 due to the adoption of ASU 2013-11 which provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists that can be utilized to offset unrecognized tax benefits.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $565 and $2,130 as of December 31, 2013 and 2012, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $13 and $109 as of December 31, 2013 and 2012, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2012	$2,316
Increase related to tax positions taken during a prior year, including interest	139
Reductions related to tax positions taken in a prior year, including interest	(1,920)
Balance at December 31, 2013	$535

SJW Corp.'s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $13 as of December 31, 2013. SJW Corp. has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2013 was a benefit of $171.
SJW Corp. does not foresee material changes to its gross uncertain tax liability due to the lapse of the statute of limitations within the next 12 months following December 31, 2013.

The income tax examination by the Internal Revenue Service, which commenced on October 1, 2011 for fiscal years 2008 through 2011, was completed with no adjustments or changes on August 5, 2013. The Company is no longer subject to tax examination for fiscal years prior to 2012 for federal purposes and 2009 for state purposes.
SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2012
California	2009 - 2012
Arizona	2009 - 2012
Connecticut	2010 - 2012
Florida	2010 - 2012
Tennessee	2010 - 2012
Texas	2009 - 2012

Note 6.	Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system and other intangibles of $11,541. Other intangibles consists of $10,077 which was paid for service area and water rights related to our subsidiaries in Texas, $1,040 incurred in conjunction with Santa Clara Valley Water District water contracts related to the operation of San Jose Water Company and $424 in other miscellaneous intangibles. All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.
Amortization expense for the intangible assets was $354 for the year ended December 31, 2013 and $340 for the years ended December 31, 2012 and 2011. Amortization expense for 2014, 2015, 2016, 2017 and 2018 is anticipated to be $354 per year.
The costs of intangible assets as of December 31, 2013 and 2012 are as follows:

	2013	2012
Concession fees	$6,800	6,800
Other intangibles	11,541	8,761
Intangible assets	18,341	15,561
Less: Accumulated amortization
Concession fees	4,420	4,148
Other intangibles	765	712
Net intangible assets	$13,156	10,701

Note 7.	Commitments
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2013, 2012 and 2011, San Jose Water Company purchased from SCVWD 22,700 million gallons ($52,500), 22,800 million gallons ($48,800) and 21,900 million gallons ($43,500), respectively, of contract water. Based on current prices and estimated deliveries, San Jose Water Company is committed to purchase from SCVWD a minimum of 90% of the delivery schedule, or 21,000 million gallons ($50,300) of water at the current contract water rate of $2.4 per million gallons in the year ending December 31, 2014. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available.
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
CLWSC has long-term contracts with the GBRA. The terms of the agreements expire in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,700 acre-feet per year of water supply from Canyon Lake and other sources. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment.
TWA has entered into approximately 180 water rights agreements with property owners for certain real property rights for the development, production, transportation and use of groundwater in and under their property. In accordance with the water rights agreements, TWA is committed to pay between $819 and $1,300 from 2014 to 2019. TWA may terminate the water rights agreements at any time during the pre-production phase, upon two years prior written notice.
As of December 31, 2013, San Jose Water Company had 340 employees, of whom 107 were executive, administrative or supervisory personnel, and of whom 233 were members of unions. In November 2013, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2014 through December 31, 2016. The agreements include a 2% wage increase in 2014, 2% in 2015 and 3% in 2016 for union workers as well as increases in medical co-pays and employee cost-sharing.

Note 8.	Contingencies
SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.'s business, financial position, results of operations or cash flows.

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
The consolidated financial statements of SJW Corp. at December 31, 2013 and 2012 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances and transactions have been eliminated. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements.

Note 10.	Benefit Plans
Pension Plans
San Jose Water Company sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee.
The Pension Plan is administered by a committee that is composed of an equal number of Company and union representatives (the “Committee”). The Committee has retained an investment consultant, presently Wells Fargo Advisors Financial Network, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the Committee to the investment managers who are monitored by the investment consultant. Investment guidelines provided in the Investment Policy Statement require that at least 25% of plan assets be invested in fixed income securities. As of December 31, 2013, the plan assets consist of approximately 38% bonds, 9% cash equivalents, and 53% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody's or Standard & Poor's as defined by the Investment Policy Statement. The investment managers performance is reviewed regularly by the investment consultant who provides quarterly reports to the Committee for review.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants of 12.24 years for actuarial expense calculation purposes. Market gains in 2012 decreased pension expense by approximately $334 in 2013 and market losses in 2011 increased pension expense by approximately $649 in 2012.
Since the Pension Plan's inception in 1984, the plan has achieved an 11.2% return on its investments while the applicable benchmark was 10.4% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the 2013 fiscal year, the investment managers, following the required investment guidelines, achieved a 14.7% return on their investments, while the applicable benchmark was 11.9% for the same period.
Generally, it is expected of the investment managers that the performance of the assets held in the Pension Plan, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle.
San Jose Water Company calculates the market-related value of the defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits” as a balance used to calculate the expected return on plan assets, using fair value. Fair value for San Jose Water Company is based on quoted prices in active markets for identical assets and significant observable inputs.
Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company's Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company's Cash Balance Executive Supplemental Retirement Plan. Both of the plans are non-qualified plans in which only officers and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The plans, which are unfunded, had a projected benefit obligation of $12,637 and $13,130 as of December 31, 2013 and 2012, respectively, and net periodic pension cost of $1,248, $1,386 and $1,241 for 2013, 2012 and 2011, respectively.
Other Postretirement Benefits
In addition to providing pension and savings benefits, San Jose Water Company provides health care and life insurance benefits for retired employees under the Social Welfare Plan. The plan is a flat dollar plan which is unaffected by variations in health care costs.
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
Deferral Plan
San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by San Jose Water Company. San Jose Water Company contributions were $1,087, $1,044 and $1,001 in 2013, 2012 and 2011, respectively.
Special Deferral Election Plan and Deferral Election Program
SJW Corp. maintains a Special Deferral Election Plan allowing certain executives and a Deferral Election Program allowing non-employee directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and non-employee directors have to make an election on the distribution and payment method of the deferrals before services are rendered. Executives and non-employee directors had deferred $2,567, $2,501 and $2,306 under the plan as of December 31, 2013, 2012 and 2011, respectively.

Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
	%	%	%	%	%	%
Discount rate	3.92	4.34	5.48	3.80	4.25	5.40
Expected return on plan assets	7.00	7.00	7.00	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
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
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
	%	%	%	%
Discount rate	4.82	3.92	4.70	3.80
Rate of compensation increase	4.00	4.00	N/A	N/A

San Jose Water Company utilized each plan's projected benefit stream in conjunction with the Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$4,594	4,288	3,516	$361	339	273
Interest cost	5,393	5,349	5,313	508	452	467
Expected return on assets	(5,289)	(4,442)	(4,289)	(230)	(151)	(129)
Amortization of transition obligation	—	—	—	—	1	57
Amortization of prior service cost	394	414	450	197	197	197
Recognized actuarial loss	4,052	3,857	2,147	189	195	96
Net periodic benefit cost	$9,144	9,466	7,137	$1,025	1,033	961

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The actuarial present value of benefit obligations and the funded status of San Jose Water Company's defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$140,999	123,904	$12,243	10,796
Service cost	4,594	4,288	361	339
Interest cost	5,393	5,349	508	452
Actuarial (gain)/loss	(18,082)	11,090	(1,829)	994
Benefits paid	(4,205)	(3,632)	(307)	(338)
Benefit obligation at end of year	$128,699	140,999	$10,976	12,243
Change in plan assets
Fair value of assets at beginning of year	$75,542	62,763	$3,478	2,321
Actual return on plan assets	10,478	6,645	325	838
Employer contributions	9,543	9,766	445	596
Benefits paid	(4,205)	(3,632)	(253)	(277)
Fair value of plan assets at end of year	91,358	75,542	3,995	3,478
Funded status at end of year	$(37,341)	(65,457)	$(6,981)	(8,765)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Current liabilities	$757	737	$68	60
Noncurrent liabilities	36,584	64,720	6,913	8,705
	$37,341	65,457	$6,981	8,765

San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans as follows:

	2013	2012
Funded status of obligation	$44,322	74,222
Accrued benefit cost	(7,030)	(6,904)
Amount to be recovered in future rates	37,292	67,318
Tax gross-up	25,657	46,315
Regulatory asset	$62,949	113,633

The estimated amortization for the year ended December 31, 2014 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$376	198
Amortization of loss	1,757	57
Total	$2,133	255

Plan Assets
Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Fair value of assets at end of year:
Debt securities	$34,464	33,922	$1,427	1,168
	38%	45%	36%	33%
Equity securities	48,442	35,352	1,893	1,522
	53%	47%	47%	44%
Cash and equivalents	8,452	6,268	675	788
	9%	8%	17%	23%
Total	$91,358	75,542	$3,995	3,478

The following tables summarize the fair values of plan assets by major categories as of December 31, 2013 and 2012:

			Fair Value Measurements at December 31, 2013
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$9,127	$9,127	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	283	266	17	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	32,286	32,286	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,551	5,551	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	3,236	3,236	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,066	5,066	—	—
REIT	NAREIT—Equity REIT's	3,913	—	3,913	—
Fixed Income (b)	(b)	35,891	—	35,891	—
Total		$95,353	$55,532	$39,821	$—
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

			Fair Value Measurements at December 31, 2012
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$7,056	$7,056	$—	$—
Actively Managed (a):
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	22,749	22,749	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	3,989	3,989	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	2,174	2,174	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,169	4,169	—	—
REIT	NAREIT—Equity REIT's	3,792	—	3,792	—
Fixed Income (b)	(b)	35,091	—	35,091	—
Total		$79,020	$40,137	$38,883	$—
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

In 2014, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,123 to the pension plan and other post retirement benefit plan.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2014	$4,715	$438
2015	5,013	475
2016	5,380	509
2017	5,726	539
2018	6,074	577
2019 - 2023	36,555	3,287

Note 11.	Equity Plans
Common Stock
SJW Corp. has a Long-Term Stock Incentive Plan (the “Plan”), which has 1,800,000 shares of common stock reserved for issuance. The Plan was initially adopted by the Board of Directors on March 6, 2002. The Plan was subsequently amended, and the amended and restated Plan was adopted by the Board on January 30, 2013 and became effective on April 24, 2013. The Plan allows SJW Corp. to provide employees, non-employee Board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the Company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp.
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
As of December 31, 2013, 2012 and 2011, 341,941, 287,534 and 235,473 shares have been issued pursuant to the Plan, and 307,919, 327,093 and 363,700 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2013, 2012 and 2011, respectively. The remaining shares available for issuance under the Plan are 1,150,167, 1,185,373 and 1,200,827 for the years ended 2013, 2012 and 2011, respectively. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2013	2012	2011
Compensation costs charged to income:
ESPP	$128	104	92
Restricted stock and deferred restricted stock	784	460	559
Total compensation costs charged to income	$912	564	651
Proceeds from the exercise of stock options and similar instruments:
Stock options	$198	318	—
ESPP	722	588	525
DRSPP	84	83	39
Total proceeds from the exercise of stock options and similar instruments	$1,004	989	564
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$(69)	61	—
Restricted stock and deferred restricted stock	97	36	7
Total excess tax benefits realized from share options exercised and stock issuance	$28	97	7

Stock Options
SJW Corp. applies FASB ASC Topic 718—“Compensation—Stock Compensation,” for all existing and new share-based compensation plans. To estimate the fair value of options at grant date as the basis for the share-based compensation awards, SJW Corp. utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Further, as required under ASC Topic 718, SJW Corp. estimates forfeitures for the share-based awards that are not expected to vest. Changes in these inputs and assumptions can affect the measure of estimated fair value of our share-based compensation and the amount and timing of expense recognition.
Awards in the form of stock options under the Plan allow executives to purchase common shares at a specified price. Options are granted at an exercise price that is not less than the per share market price on the date of the grant. Options vest at a 25% rate on each annual date over four years and have a contractual term of 10 years.

As of December 31, 2013, all outstanding options were fully vested. A summary of SJW Corp.'s stock option awards as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	64,544	$19.24	1.92	$490
Granted	—	—	—	—
Exercised	(13,330)	14.85	—	179
Forfeited or expired	—	—	—	—
Outstanding as of December 31, 2013	51,214	$20.38	1.16	$482
Options exercisable at December 31, 2013	51,214	$20.38	1.16	$482
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $179, $210, and $0, respectively.
As of December 31, 2013, there are no unrecognized compensation costs related to stock options.
Restricted Stock and Deferred Restricted Stock
In October 2013, the Board of Directors approved adoption under the Plan of a Formulaic Equity Award Program for non-employee Board members. Under this program, at the close of business on the date of each annual shareholder meeting, beginning with the 2014 annual shareholder meeting, each individual who is elected or re-elected to serve as a non-employee Board member will automatically be granted restricted stock units covering that number of shares of common stock determined by dividing $35 by the fair market value per share on such date. Each restricted unit awarded shall entitle the non-employee Board member to one share of common stock on the applicable vesting date of that unit. Each restricted stock unit award shall vest in full upon the non-employee Board member's continuation in Board service through the day immediately preceding the date of the first annual shareholder meeting following the annual shareholder meeting at which that restricted stock unit award was made, subject to accelerated vesting under certain prescribed circumstances.
Under SJW Corp.'s Amended and Restated Deferred Restricted Stock Program (the “Deferred Restricted Stock Program”), SJW Corp. granted deferred restricted stock units to non-employee Board members. This program was amended effective January 1, 2008. As a result of that amendment, no new awards of deferred restricted stock units will be made under the Deferred Restricted Stock Program with respect to Board service after December 31, 2007.
A summary of SJW Corp.'s restricted and deferred restricted stock awards as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Units	Weighted Average Grant- Date Fair Value
Outstanding as of January 1, 2013	229,022	$16.65
Issued	38,370	$25.60
Exercised	(38,480)	$23.64
Forfeited or expired	(8,548)	$23.47
Outstanding as of December 31, 2013	220,364	$17.67
Shares vested as of December 31, 2013	142,978	$18.30

A summary of the status of SJW Corp.'s nonvested restricted and deferred restricted stock awards as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Units	Weighted Average Grant- Date Fair Value
Nonvested as of January 1, 2013	76,213	$15.45
Granted	38,370	$25.60
Vested	(28,649)	$23.82
Forfeited	(8,548)	$23.47
Nonvested as of December 31, 2013	77,386	$16.49

As of December 31, 2013, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $618. This cost is expected to be recognized over a weighted-average period of 1.22 years.
Dividend Equivalent Rights
Under the Plan, certain holders of options, restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued.
The Deferred Restricted Stock and Deferral Election Programs for non-employee Board members were amended effective January 1, 2008, to allow the DERs' with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs' conversion into deferred restricted stock units will occur on the first business day in January 2018. Previously, no such time limitation was placed in the Deferred Restricted Stock and Deferral Election Program.
As of December 31, 2013, 2012 and 2011, a cumulative of 61,733, 56,349 and 50,888 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2013, 2012 and 2011, $128, $128 and $129 related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Corp.'s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 270,400 shares of common stock have been reserved for issuance under the ESPP.
Since its inception, there have been fifteen purchase intervals. As of December 31, 2013, 2012 and 2011, a total of 30,869, 29,468 and 25,712 shares, respectively, have been issued under the ESPP. The ESPP has no look-back provisions. As of December 31, 2013, 2012 and 2011, cash received from employees towards the ESPP amounted to $796, $627 and $548, respectively.
After considering estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2013, 2012 and 2011, SJW Corp.'s recorded expenses were $140, $110 and $96 related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2014 for the ESPP is approximately $65. This cost is expected to be recognized during the first quarter of 2014.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock have been reserved for issuance under the DRSPP. For the years ended December 31, 2013, 2012 and 2011, 3,111, 3,487 and 1,679 shares, respectively, have been issued under the DRSPP.

Note 12.	Segment and Nonregulated Businesses Reporting
SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and its consolidated nonregulated variable interest entity, Acequia Water Supply Corporation, and (iv) Texas Water Alliance Limited, a nonregulated water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.'s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company and Texas Water Alliance, together referred to as “Water Utility Services”. The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
SJW Corp.'s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.'s chief operating decision maker is its Chairman, President and Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiaries.
The tables below set forth information relating to SJW Corp.'s reportable segments and distribution of regulated and nonregulated business activities within the reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of SJW Corp. not included in the reportable segments is included in the “All Other” category.

	For year ended December 31, 2013
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	264,782	5,882	6,205	—	264,782	12,087	276,869
Operating expense	212,761	5,683	4,000	1,018	212,761	10,701	223,462
Operating income (loss)	52,021	199	2,205	(1,018)	52,021	1,386	53,407
Net income (loss)	23,273	(208)	920	(1,601)	23,273	(889)	22,384
Depreciation and amortization	33,067	360	1,612	—	33,067	1,972	35,039
Senior note, mortgage and other interest expense	16,616	—	1,120	2,186	16,616	3,306	19,922
Income tax expense (benefit) in net income	14,446	124	768	(1,203)	14,446	(311)	14,135
Assets	1,013,229	16,163	71,779	8,815	1,013,229	96,757	1,109,986

	For year ended December 31, 2012
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	251,032	5,523	4,992	—	251,032	10,515	261,547
Operating expense	197,893	4,043	3,379	935	197,893	8,357	206,250
Operating income (loss)	53,139	1,480	1,613	(935)	53,139	2,158	55,297
Net income (loss)	22,811	707	244	(1,444)	22,811	(493)	22,318
Depreciation and amortization	31,085	360	1,653	—	31,085	2,013	33,098
Senior note, mortgage and other interest expense	16,499	—	1,511	2,175	16,499	3,686	20,185
Income tax expense (benefit) in net income	15,678	581	374	(1,091)	15,678	(136)	15,542
Assets	991,866	13,245	74,903	7,485	991,866	95,633	1,087,499

	For year ended December 31, 2011
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	229,411	4,935	4,609	—	229,411	9,544	238,955
Operating expense	175,812	3,481	3,240	2,031	175,812	8,752	184,564
Operating income (loss)	53,599	1,454	1,369	(2,031)	53,599	792	54,391
Net income (loss)	21,970	765	(407)	(1,450)	21,970	(1,092)	20,878
Depreciation and amortization	29,136	360	1,697	—	29,136	2,057	31,193
Senior note, mortgage and other interest expense	16,741	—	1,833	1,101	16,741	2,934	19,675
Income tax expense (benefit) in net income	15,387	571	(296)	(1,096)	15,387	(821)	14,566
Assets	917,580	11,668	80,097	29,465	917,580	121,230	1,038,810
____________________
(1)    The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 13.	California Water Service Group Stock
SJW Corp. classifies its investment in California Water Service Group as available-for-sale. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income. As of December 31, 2013, SJW Corp. held 385,120 shares of California Water Service Group. The following table summarizes the fair value of the Company's investment in California Water Service Group as of December 31, 2013 and 2012:

	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in California Water Service Group	$8,885	$8,885	—	—
	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investment in California Water Service Group	$7,067	$7,067	—	—

Note 14.	Sale of Stock
On March 28, 2013, the Company entered into an underwriting agreement with Robert W. Baird & Co. Incorporated, as the representative of several underwriters (the “Underwriters”), which provided for the issuance and sale in an underwritten public offering (the “Offering”) by the Company and the purchase by the Underwriters of 1,321,000 shares of the Company's common stock with a par value $0.521 per share of the Company's common stock. The shares were sold at a public offering price of $26.50 per share, and were purchased by the Underwriters at a price of $25.44 per share. The Company also granted the Underwriters a 30-day option to purchase up to 198,150 additional shares of common stock to cover over-allotments, if any. On April 25, 2013, the Underwriters exercised the overallotment option to purchase an additional 100,000 shares of common stock.
The Offering and overallotment option closed on April 3, 2013 and April 29, 2013, respectively. The net proceeds received from the Offering and the exercise of the overallotment option were $35,894, after deducting the Underwriters' discounts and commissions and estimated offering expenses. The net proceeds were used to pay down amounts outstanding as of March 31, 2013 under the Company's bank lines of credit, as well as to fund the construction programs of the Water Utility Services operations and for other general corporate purposes.

Note 15.	Subsequent Events
On January 24, 2014, San Jose Water Company entered into a note agreement with John Hancock Life Insurance Company (U.S.A.) and its affiliate (the “Purchaser”), pursuant to which San Jose Water Company agreed to sell an aggregate principal amount of $50,000 of its 5.14% senior note, Series L to the Purchaser. The senior note is an unsecured obligation of San Jose Water Company, due on the date that is the 30th anniversary of the issuance of the senior note. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing March 1, 2015. The closing date is August 5, 2014, or such later date as the parties may mutually agree, but no later than October 3, 2014. San Jose Water Company's unsecured senior note agreement has terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges.

Note 16.	Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2013 Quarter Ended
	March	June	September	December
Operating revenue	$50,139	74,230	85,238	67,262
Operating income	5,773	16,937	19,346	11,351
Net income	1,317	7,440	8,950	4,677
Comprehensive income	1,671	7,351	9,135	5,304
Earnings per share:
—Basic	0.07	0.37	0.44	0.23
—Diluted	0.07	0.37	0.44	0.23
Market price range of stock:
—High	28.09	27.66	28.52	30.03
—Low	25.70	24.58	25.62	26.40
Dividend per share	0.18	0.18	0.18	0.18

	2012 Quarter Ended
	March	June	September	December
Operating revenue	$51,149	65,575	82,374	62,449
Operating income	6,725	13,585	20,877	14,110
Net income	1,109	5,201	10,084	5,924
Comprehensive income	1,098	5,260	10,125	5,871
Earnings per share:
—Basic	0.06	0.28	0.54	0.32
—Diluted	0.06	0.28	0.53	0.31
Market price range of stock:
—High	24.91	24.34	25.64	26.62
—Low	22.96	22.81	22.95	22.69
Dividend per share	0.18	0.18	0.18	0.18

SJW CORP.
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2013, 2012 and 2011
(in thousands)

Description	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of period	$225	225	235
Charged to expense	442	449	327
Accounts written off	(620)	(526)	(422)
Recoveries of accounts written off	123	77	85
Balance, end of period	$170	225	225
Reserve for litigation and claims:
Balance, beginning of period	$281	240	449
Charged to expense	220	118	121
Revision to accrual, due to settlements	(105)	(38)	(182)
Payments	(260)	(39)	(148)
Balance, end of period	$136	281	240

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Control and Procedures
SJW Corp.'s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SJW Corp.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.'s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management's Report on Internal Control over Financial Reporting
SJW Corp.'s management is responsible for establishing and maintaining an adequate internal control structure over financial reporting and for an assessment of the effectiveness of internal control over financial reporting, as such items are defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Management has utilized the criteria established in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of internal control over financial reporting.
SJW Corp.'s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Based on this assessment, management has concluded SJW Corp.'s internal control over financial reporting as of December 31, 2013 is effective.

KPMG LLP has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Its report is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Corp.'s Proxy Statement for its 2014 Annual Meeting of Shareholders to be held on April 30, 2014 (the “2014 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
Code of Ethics
SJW Corp. has adopted a code of ethics that applies to SJW Corp.'s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The text of the code of ethics is available, free of charge, at the Company's website at http://www.sjwcorp.com. SJW Corp. intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.
Corporate Governance Policies and Board Committee Charters
The Corporate Governance Policies and the charters for the board committees—the Audit Committee, Executive Compensation Committee, Real Estate Committee, and Nominating & Governance Committee—are available at the Company's website at http://www.sjwcorp.com. Shareholders may also request a free hard copy of the Corporate Governance Policies and the charters from the following address and phone number:
SJW Corp.
110 West Taylor Street
San Jose, CA 95110
Attn: Corporate Secretary
Phone: 800-250-5147

Item 11.	Executive Compensation
The information required by this item is contained in the 2014 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2014 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the 2014 Proxy Statement under the caption “Principal Independent Accountants' Fees and Services” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 28, 2013. Incorporated by reference as Exhibit 1.1 to Form 8-K filed on March 28, 2013.

3.1	Restated Articles of Incorporation of SJW Corp. Incorporated by reference to Exhibit 3.1 to Form 10-K for year ended December 31, 2001.

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

10.3
Grantor Trust Agreement by and between San Jose Water Company and Wells Fargo Bank, National Association dated November 2, 2012. Incorporated by reference as Exhibit 10.4 to Form 10-K for the year ended December 31, 2012.

10.4
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

10.6
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

10.10	Note Agreement between SJW Corp. and the Prudential Insurance Company of America, dated June 30, 2011. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on July 7, 2011.

10.11
Note Agreement between San Jose Water Company and John Hancock Life Insurance Company (U.S.A.) and its affiliate, dated January 24, 2014. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2014.

10.12	Form of Letter Amendment to SJW Corp. Director Pension Plan. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2007. (2)

10.13
San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.20 to Form 10-K for the year ended December 31, 2011. (2)

10.14
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.15	First Amendment to San Jose Water Company's Cash Balance Executive Supplemental Retirement Plan effective as of October 30, 2013. (1) (2)

10.16
Second Amendment to San Jose Water Company's Cash Balance Executive Supplemental Retirement Plan effective as of January 31, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 30, 2014. (2)

10.17	SJW Corp. Long-Term Incentive Plan, as amended and restated January 30, 2008. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 1, 2008. (2)

10.18
SJW Corp. Long-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.19	Chief Executive Officer Employment Agreement amended and restated, effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008. (2)

10.20
First Amendment, effective as of January 1, 2010, to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2009. (2)

10.21
Second Amendment dated January 26, 2010 to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2009. (2)

10.22	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.23	Offer Letter to Andrew F. Walters. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 30, 2014. (2)

10.24	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.25	SJW Corp. Executive Officer Short-Term Incentive Plan, effective as of April 30, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2008. (2)

10.26
SJW Corp. Executive Officer Short-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.27
SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2010 and amended effective October 26, 2010. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2010. (2)

10.28
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2012. Incorporated by reference as Exhibit 10.33 to Form 10-K for the year ended December 31, 2011. (2)

10.29
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.30	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.31
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2007. (2)

10.32	SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated effective October 30, 2013. (1) (2)

10.33	Form of Restricted Stock Unit Award Agreement for non-employee Board Members. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.34	Formulaic Equity Award Program for Non-Employee Board Members. (1) (2)

10.35
SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated, effective as of July 29, 2009. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009. (2)

10.36	SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated effective January 1, 2014. (1) (2)

10.37	Form of Stock Option Dividend Equivalent Rights Agreement, effective as of January 1, 2008. Incorporated by reference as Exhibit 10.18 to Form 10-K for the year ended December 31, 2008. (2)

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

10.51	Form of Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.29 to Form 10-K for the year ended December 31, 2008. (2)

10.52	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2009. (2)

10.53	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.53 to Form 10-K for the year ended December 31, 2011. (2)

10.54	Performance Goals for the Chief Executive Officer 2010 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2009. (2)

10.55	Performance Goals for the Chief Executive Officer 2011 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2010. (2)

10.56	Performance Goals for the Chief Executive Officer 2012 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.57 to Form 10-K for the year ended December 31, 2011. (2)

10.57	Performance Goals for the Chief Executive Officer 2013 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.61 to Form 10-K for the year ended December 31, 2012. (2)

10.58	Performance Goals for the Chief Executive Officer 2014 Fiscal Year Bonus. (1) (2)

10.59	Form of Indemnification Agreement between SJW Corp. and officers. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2009. (2)

10.60	Form of Indemnification Agreement between SJW Corp. and Board members. Incorporated by reference as Exhibit 10.38 to Form 10-K for the year ended December 31, 2009. (2)

10.61
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

SJW CORP.

Date:	February 28, 2014	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2014	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Date:	February 28, 2014	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 28, 2014	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Controller (Principal accounting officer)

Date:	February 28, 2014	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	February 28, 2014	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	February 28, 2014	By	/s/ Mark L. Cali
MARK L. CALI, Member, Board of Directors

Date:	February 28, 2014	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date:	February 28, 2014	By	/s/ Ronald B. Moskovitz
RONALD B. MOSKOVITZ, Member, Board of Directors

Date:	February 28, 2014	By	/s/ George E. Moss
GEORGE E. MOSS, Member, Board of Directors

Date:	February 28, 2014	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors