Form 10-Q
period 2014-03-31
SJW CORP
filed 2014-05-07
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of April 25, 2014, there were 20,203,134 shares of the registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
OPERATING REVENUE	$54,596	50,139
OPERATING EXPENSE:
Production Expenses:
Purchased water	9,730	10,119
Power	1,489	885
Groundwater extraction charges	9,448	4,590
Other production expenses	2,862	2,713
Total production expenses	23,529	18,307
Administrative and general	9,450	11,494
Maintenance	3,274	3,200
Property taxes and other non-income taxes	2,804	2,549
Depreciation and amortization	9,485	8,816
Total operating expense	48,542	44,366
OPERATING INCOME	6,054	5,773
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,542)	(4,645)
Mortgage and other interest expense	(328)	(377)
Gain on sale of real estate investment	—	1,063
Dividend income	63	62
Other, net	220	371
Income before income taxes	1,467	2,247
Provision for income taxes	561	930
NET INCOME	906	1,317
Other comprehensive income, net	198	354
COMPREHENSIVE INCOME	$1,104	1,671
EARNINGS PER SHARE
Basic	$0.04	0.07
Diluted	$0.04	0.07
DIVIDENDS PER SHARE	$0.19	0.18
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,194,851	18,689,367
Diluted	20,385,271	18,888,909

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Utility plant:
Land	$10,844	10,418
Depreciable plant and equipment	1,275,335	1,254,586
Construction in progress	35,335	30,846
Intangible assets	19,148	18,341
	1,340,662	1,314,191
Less accumulated depreciation and amortization	424,786	415,453
	915,876	898,738
Real estate investments	73,783	78,477
Less accumulated depreciation and amortization	10,410	10,658
	63,373	67,819
CURRENT ASSETS:
Cash and cash equivalents	3,118	2,299
Accounts receivable:
Customers, net of allowances for uncollectible accounts	14,396	14,496
Income tax	1,075	1,661
Other	966	476
Accrued unbilled utility revenue	14,027	17,556
Long-lived assets held-for-sale	4,028	—
Materials and supplies	1,107	1,045
Prepaid expenses	2,035	2,119
	40,752	39,652
OTHER ASSETS:
Investment in California Water Service Group	9,220	8,885
Unamortized debt issuance, broker and reacquisition costs	5,056	5,176
Regulatory assets, net	83,220	83,543
Other	6,438	6,173
	103,934	103,777
	$1,123,935	1,109,986

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,202,858 shares on March 31, 2014 and 20,169,211 on December 31, 2013	$10,523	10,505
Additional paid-in capital	63,887	63,017
Retained earnings	241,351	244,266
Accumulated other comprehensive income	3,585	3,387
Total shareholders' equity	319,346	321,175
Long-term debt, less current portion	334,876	334,997
	654,222	656,172
CURRENT LIABILITIES:
Line of credit	37,000	22,400
Current portion of long-term debt	537	554
Accrued groundwater extraction charges and purchased water	6,463	7,116
Purchased power	672	665
Accounts payable	10,702	12,587
Accrued interest	5,543	5,369
Accrued property taxes and other non-income taxes	2,458	1,618
Accrued payroll	3,249	3,198
Other current liabilities	5,302	5,688
	71,926	59,195
DEFERRED INCOME TAXES	140,820	140,736
UNAMORTIZED INVESTMENT TAX CREDITS	1,360	1,375
ADVANCES FOR CONSTRUCTION	71,551	70,043
CONTRIBUTIONS IN AID OF CONSTRUCTION	132,399	132,260
DEFERRED REVENUE	1,244	1,213
POSTRETIREMENT BENEFIT PLANS	45,003	43,496
OTHER NONCURRENT LIABILITIES	5,410	5,496
COMMITMENTS AND CONTINGENCIES	—	—
	$1,123,935	1,109,986

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$906	1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,881	9,200
Deferred income taxes	113	100
Share-based compensation	244	347
Gain on sale of real estate investment	—	(1,063)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	3,282	938
Accounts payable, purchased power and other current liabilities	(1,018)	94
Accrued groundwater extraction charges and purchased water	(653)	1,442
Tax receivable and accrued taxes	1,574	1,281
Other current asset and liabilities related to balancing and memorandum accounts	(95)	(813)
Postretirement benefits	1,507	2,490
Regulatory asset related to balancing and memorandum accounts	411	(1,008)
Other changes, net	(191)	106
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,961	14,431
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(25,158)	(17,380)
Contributions in aid of construction	(1,625)	(2,698)
Additions to real estate investments	—	(1,194)
Payments for business/asset acquisition and water rights	(807)	(1,087)
Cost to retire utility plant, net of salvage	(229)	(878)
Proceeds from sale of real estate investment	—	8,831
NET CASH USED IN INVESTING ACTIVITIES	(27,819)	(14,406)
FINANCING ACTIVITIES:
Borrowings from line of credit	16,800	12,300
Repayments of line of credit	(2,200)	(5,500)
Repayments of long-term borrowings	(138)	(4,975)
Dividends paid	(3,788)	(3,412)
Exercise of stock options and similar instruments	476	345
Tax benefits realized from share options exercised	59	30
Receipts of advances and contributions in aid of construction	1,897	1,240
Refunds of advances for construction	(429)	(430)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,677	(402)
NET CHANGE IN CASH AND CASH EQUIVALENTS	819	(377)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,299	2,522
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,118	2,145
Cash paid (received) during the period for:
Interest	$5,066	5,073
Income taxes	(10)	13
Supplemental disclosure of non-cash activities:
(Decrease) increase in accrued payables for construction costs capitalized	(1,254)	1,963
Utility property installed by developers	1,277	(111)
Increase in real estate investments due to accrued tenant improvements	—	921
Accrued intangible assets and other charges related to water supply project in Texas	—	2,621

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(in thousands, except share and per share data)

Note 1.	General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Corp.'s 2013 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
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
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 260 - “Earning Per Share” is not significant. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2014 and 2013, 449 and 346 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended March 31, 2014 and 2013, the amounts allocated to administrative and general expense were $396 and $384, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2014, the remaining shares available for issuance under the Incentive Plan were 1,119,807, and 315,914 shares were issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units. In addition, shares are issued to employees under the ESPP. SJW Corp. also had a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allowed eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. The DRSPP was terminated effective as of April 14, 2014.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2014
(in thousands, except share and per share data)

The compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Compensation costs charged to income:
ESPP	$72	58
Restricted stock and deferred restricted stock	172	289
Total compensation costs charged to income	$244	347
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$59	—
Restricted stock and deferred restricted stock	—	30
Total excess tax benefits realized from share options exercised and stock issuance	$59	30
Proceeds from the exercise of stock options and similar instruments:
Stock options	$44	—
DRSPP	26	17
ESPP	406	328
Total proceeds from the exercise of stock options and similar instruments	$476	345
Stock Options
No options were granted during the three months ended March 31, 2014 and 2013.
As of March 31, 2014, there were no unrecognized compensation costs related to stock options.
Stock, Restricted Stock and Deferred Restricted Stock
On January 2, 2014, restricted stock units covering an aggregate of 21,790 shares of common stock of SJW Corp. were granted to certain executives of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $26.80 per unit is being recognized over the service period beginning in 2014.
On January 31, 2014, restricted stock units covering an aggregate of 3,845 shares of common stock of SJW Corp. were granted to an executive of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $26.39 per unit is being recognized over the service period beginning in 2014.
As of March 31, 2014, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,132. This cost is expected to be recognized over a remaining weighted-average period of 1.54 years.
Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three months ended March 31, 2014 and 2013, $33 and $34, respectively, related to DERs was recorded against retained earnings and was accrued as a liability.
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2014
(in thousands, except share and per share data)

After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.'s recorded expenses were $36 and $21 for the three months ended March 31, 2014 and 2013, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2014 for the ESPP is approximately $49. This cost is expected to be recognized during the second and third quarters of 2014.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offers shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock were reserved for issuance under the DRSPP. For the three months ended March 31, 2014 and 2013, 875 and 619 shares, respectively, have been issued under the DRSPP.
SJW Corp. terminated the DRSPP effective as of April 14, 2014. On April 16, 2014, SJW Corp. filed a Post-Effective Amendment No. 1 to the registration statement on Form S-3 (file no. 333-172048) with the SEC to deregister the 2,993,744 remaining shares of SJW Corp.'s common stock that were available for issuance under the DRSPP at the time of its termination.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Land	$17,297	18,892
Buildings and improvements	56,157	59,256
Intangibles	329	329
Subtotal	73,783	78,477
Less: accumulated depreciation and amortization	10,410	10,658
Total	$63,373	67,819
Depreciation and amortization is computed using the straight-line method over the estimated service life of the respective assets, ranging from 5 to 39 years.
During the first quarter 2014, management listed for sale its retail building located in El Paso, Texas. As a result, the Company reclassified the Texas property from held-and-used to held-for-sale at March 31, 2014. The Company determined that reclassifying the Texas property as held-for-sale represents a change in circumstances in the intended use of such facility and reviewed the asset for impairment. The Company performed a recoverability test of estimated sale proceeds less cost to sell from the property in accordance with FASB ASC Topic 360 - “Property, Plant and Equipment.” As a result of this recoverability test, the Company determined that the carrying value was recoverable and no impairment exists.
The Texas retail building is included in the Company's “Real Estate Services” reportable segment as disclosed in Note 5. Prior to classification as held-for-sale, depreciation expense on the building was $20 for the three months ended March 31, 2014. The following represents the major components of the Texas retail building recorded in long-lived assets held-for-sale on the Company's condensed consolidated balance sheets as of March 31, 2014:

March 31, 2014
Land	$1,595
Buildings and improvements	3,099
Subtotal	4,694
Less: accumulated depreciation and amortization	666
Total	$4,028

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2014
(in thousands, except share and per share data)

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. The Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company's pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Service cost	$1,059	1,239
Interest cost	1,651	1,475
Other cost	632	1,208
Expected return on assets	(1,667)	(1,380)
	$1,675	2,542
The following tables summarize the fair values of plan assets by major categories as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements at March 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$4,191	$4,191	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	2,533	2,510	23	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	34,283	34,283	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,627	5,627	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	3,068	3,068	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,005	5,005	—	—
REIT	NAREIT - Equity REIT'S	4,325	—	4,325	—
Fixed Income (b)	(b)	36,528	—	36,528	—
Total		$95,560	$54,684	$40,876	$—
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2014
(in thousands, except share and per share data)

		Fair Value Measurements at December 31, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$9,127	$9,127	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Vaue	283	266	17	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	32,286	32,286	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,551	5,551	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	3,236	3,236	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,066	5,066	—	—
REIT	NAREIT - Equity REIT'S	3,913	—	3,913	—
Fixed Income (b)	(b)	35,891	—	35,891	—
Total		$95,353	$55,532	$39,821	$—
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

In 2014, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,800 to the pension plans and Social Welfare Plan. There have been no contributions to the pension plans and Social Welfare Plan for the three months ended March 31, 2014.

Note 5.	Segment and Nonregulated Business Reporting
SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and its consolidated nonregulated variable interest entity, Acequia Water Supply Corporation, and (iv) Texas Water Alliance Limited, a nonregulated water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.'s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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
MARCH 31, 2014
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

	For Three Months Ended March 31, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$51,626	1,228	1,742	—	51,626	2,970	54,596
Operating expense	46,463	872	1,022	185	46,463	2,079	48,542
Operating income (loss)	5,163	356	720	(185)	5,163	891	6,054
Net income (loss)	903	151	204	(352)	903	3	906
Depreciation and amortization	8,977	90	418	—	8,977	508	9,485
Senior note, mortgage and other interest expense	4,081	—	237	552	4,081	789	4,870
Income tax expense (benefit) in net income	552	124	153	(268)	552	9	561
Assets	$1,027,073	16,965	70,710	9,187	1,027,073	96,862	1,123,935

	For Three Months Ended March 31, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$47,798	1,086	1,255	—	47,798	2,341	50,139
Operating expense	41,625	1,682	810	249	41,625	2,741	44,366
Operating income (loss)	6,173	(596)	445	(249)	6,173	(400)	5,773
Net income (loss)	1,600	(508)	636	(411)	1,600	(283)	1,317
Depreciation and amortization	8,322	88	406	—	8,322	494	8,816
Senior note, mortgage and other interest expense	4,152	—	320	550	4,152	870	5,022
Income tax expense (benefit) in net income	922	(144)	460	(308)	922	8	930
Assets	$1,004,441	16,171	69,492	8,587	1,004,441	94,250	1,098,691
 *    The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 6.	Long-Term Liabilities
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
MARCH 31, 2014
(in thousands, except share and per share data)

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on the Company's condensed consolidated balance sheets as of March 31, 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2014 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended March 31, 2014. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.'s long-term debt was approximately $410,847 and $395,684 as of March 31, 2014 and December 31, 2013, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The book value of the long-term debt was $335,413 and $335,551 as of March 31, 2014 and December 31, 2013, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the Company's investment in California Water Service Group as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$9,220	9,220	—	—

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$8,885	8,885	—	—

Note 8.	Balancing and Memorandum Account Recovery Procedures
For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and other approved activities or as directed by the CPUC. As of March 31, 2014, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, was a net under-collection of $7,725.
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, the Company considers evidence that may exist prior to CPUC authorization that would satisfy FASB ASC Topic 980 - “Regulated

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2014
(in thousands, except share and per share data)

Operations,” subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
The Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and decreased revenue and regulatory assets totaling $411 during the three months ended March 31, 2014, and recorded revenue and regulatory assets totaling $1,885 during the three months ended March 31, 2013. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 9.	Legal Proceedings
SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.'s business, financial position, results of operations or cash flows.

Note 10.	Regulatory Rate Filings
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. This general rate case filing also includes: (1) recovery of under-collected balancing account balances of $2,599, (2) disbursement of over-collected memorandum account balances of $650 and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). If approved, the WRAM and the MCBA would de-couple San Jose Water Company's earnings from customer usage. Parties to the proceeding filed open briefs on July 20, 2012 and reply briefs on August 7, 2012. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Differences between interim rates and approved rates are tracked in a memorandum account and will be submitted for recovery or refund. A decision on this application is expected in the second quarter of 2014.
On February 28, 2014, San Jose Water Company submitted Advice Letter No. 456. In this advice letter, San Jose Water Company notified the CPUC that San Jose Water Company was implementing conservation Tariff Rule 14.1. The CPUC's Rule 14.1 provides voluntary conservation measures for customers, focusing primarily on outdoor water use which accounts for 50% of a typical customer's water usage. In addition, San Jose Water Company requested the implementation of a Mandatory Conservation Memorandum Account (“MCMA”) to track all operational and administrative costs associated with the implementation of Rule 14.1 and implementation of a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) to track any revenue shortfall associated with the implementation of the 20% conservation goal. The advice letter was approved on March 21, 2014 and the Rule 14.1 voluntary conservation measures, the MCMA, and MCRAMA all went into effect on March 31, 2014.
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a request for an average system-wide rate increase of 23.1%, or $2,400. With the exception of customers served within the City of Bulverde, the new rates became effective on December 2, 2013. Subsequently, effective March 1, 2014, a rate settlement agreement was reached with the City of Bulverde with rate increases being phased-in over a 28-month period. For customers outside the City of Bulverde, prior to approval by the TCEQ, the new rates are subject to adjustment and refund. The Company has recognized the average 23.1% increase in accordance with ASC Topic 980 which provides guidance when a regulated entity is permitted to bill requested rate increases before the regulator has ruled on the request. If information becomes available that indicates it is probable that any of the average 23.1% rate increase will need to be refunded and the amount of refund can be reasonably estimated, a loss contingency shall be accrued. CLWSC has determined at this time that it is not probable that any of the rate increase will need to be refunded. Management does not anticipate that the final TCEQ decision will materially affect the Company's financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except where otherwise noted and per share amounts)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.'s Annual Report on Form 10-K for the year ended December 31, 2013.
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
San Jose Water Company also has approximately 700 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside area adjacent to San Jose Water Company's various watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the quarter ended March 31, 2014:

				% for Three Months Ended March 31, 2014 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	10%	9%
Retail building *	El Paso, Texas	2	14,000	4%	2%
Warehouse building	Phoenix, Arizona	11	176,000	12%	10%
Warehouse building	Knoxville, Tennessee	30	361,500	31%	29%
Commercial building	Knoxville, Tennessee	15	135,000	43%	50%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*
During the first quarter 2014, management listed for sale its retail building located in El Paso, Texas. As a result, the Company reclassified the Texas property from held-and-used to held-for-sale at March 31, 2014.

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
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January 2013, TWA's permits were approved unanimously by the groundwater district in Gonzales County. The permits were subsequently received in March 2013.

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

Real Estate Services:
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

Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to operating revenue in the period which the revision to Water Utility Services' estimates is determined. San Jose Water Company also recognizes balancing and memorandum accounts in its revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the three months ended March 31, 2014 and 2013, the surcharge was $783 and $715, respectively.
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
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the quarter ended March 31, 2014 or during the year ended December 31, 2013.
Pension Plan Accounting
San Jose Water Company offers a Pension Plan, Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and certain postretirement benefits other than pensions to employees retiring with a minimum level of service. Accounting for pensions and other postretirement benefits requires assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases expected to be received by the employees, mortality, turnover, and medical costs. Plan assets are marked to market at each reporting date.
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
Overview
SJW Corp.'s consolidated net income for the three months ended March 31, 2014 was $906, a decrease of $411 or approximately 31%, from $1,317 for the same period in 2013. The decrease in net income was primarily due to an increase in groundwater extraction charges due to the reduced availability of surface water as a result of the recent drought and a gain on the sale of our Connecticut real estate property in the prior year, partially offset by administrative and general expense cost savings and an increase in operating revenue.

Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2014	2013
Water Utility Services	$52,854	48,884
Real Estate Services	1,742	1,255
	$54,596	50,139
The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2014 vs. 2013
	Increase/(decrease)
Water Utility Services:
Consumption changes	$3,281	7%
New customers increase	307	1%
Rate increases	2,680	5%
Balancing and memorandum accounts	(2,297)	(5)%
Real Estate Services	486	1%
	$4,457	9%
Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2014	2013
Water Utility Services	$47,335	43,307
Real Estate Services	1,022	810
All Other	185	249
	$48,542	44,366
The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2014 vs. 2013
	Increase/(decrease)
Water production expenses:
Change in surface water use	$2,664	6%
Change in usage and new customers	944	2%
Purchased water and groundwater extraction charge and energy price increase	1,614	4%
Total water production expenses	5,222	12%
Administrative and general	(2,044)	(5)%
Maintenance	74	—%
Property taxes and other non-income taxes	255	1%
Depreciation and amortization	669	1%
	$4,176	9%
Sources of Water Supply
San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the Santa Clara Valley Water District (“SCVWD”) under the terms of a master contract with SCVWD expiring in 2051. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rate for purchased water and the groundwater extraction charge may be increased by the

SCVWD at any time. If an increase occurs, then San Jose Water Company would file an advice letter with the CPUC seeking authorization to increase revenues to offset the cost increase.
CLWSC's water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with the GBRA, which expire in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,700 acre-feet of water per year from Canyon Lake and other sources at prices that may be adjusted periodically by GBRA.
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% Change
	2014	2013
Purchased water	4,011	4,563	(552)	(7)%
Groundwater	4,661	2,514	2,147	25%
Surface water	37	1,234	(1,197)	(14)%
Reclaimed water	75	36	39	1%
	8,784	8,347	437	5%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for March 31, 2014 and 2013 approximated 5.5% and 6.6%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services' unaccounted-for water through main replacements and lost water reduction programs.
Water production expenses
For the three months ended March 31, 2014 compared to the same period in 2013, the increase in water production expenses was primarily attributable to a decrease in the use of available surface water supply and higher per unit costs for purchased water and groundwater extraction charges. Effective July 2013, SCVWD increased the unit price of purchased water by approximately 8% and the groundwater extraction charge by approximately 9%.
Other Operating Expenses
Operating expenses, excluding water production expenses, decreased $1,046 for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily attributable to a $2,044 decrease in administrative and general expenses due to payments incurred in the prior year relating to our Texas water supply project and a decrease in pension expense due to an increasing discount rate coupled with an increase in return on pension plan assets. This decrease was offset by an increase of $669 in depreciation expense and $255 increase in property taxes and other non-income taxes as a result of increased utility plant, and an increase of $74 in maintenance expenses.
Other (Expense) Income
For the three months ended March 31, 2014 compared to the same period in 2013, the change in other (expense) income was primarily due to a $1,063 pre-tax gain from the sale of our Connecticut real estate property in 2013. No similar sale occurred in 2014.
Provision for Income Taxes
For the three months ended March 31, 2014 compared to the same period in 2013, income tax expense decreased $369 as a result of lower pre-tax income. The effective consolidated income tax rates were 38% and 41% for the three month periods ended March 31, 2014 and 2013, respectively.
On September 13, 2013, the Department of Treasury and the Internal Revenue Service issued final tangible property regulations under provisions that generally are intended to simplify, clarify and make more administrable the 2011 temporary and proposed tangible property regulations. These regulations broadly apply to amounts to acquire, produce or improve tangible property, as well as dispositions of such property and determination of whether those amounts can be deducted or capitalized as part of the asset. The final regulations generally are effective for tax years beginning on or after January 1, 2014. The Company has completed a preliminary analysis. Certain provisions of the final regulations provide management with an annual election to follow the book policy for capitalization. Management is currently evaluating whether to pursue such elections and their impact on the financial statements.

Other Comprehensive Income
The change in other comprehensive income for the three months ended March 31, 2014 compared to the same period in 2013 was due to a change in market value of the Company's investment in California Water Service Group.
Water Supply
On April 1, 2014, SCVWD's 10 reservoirs were approximately 42% full with 70,831 acre-feet of water in storage. As reported by SCVWD, the rainfall was approximately 46% of the seasonal average for the first nine months of the rainfall season that commenced on July 1, 2013. As of March 31, 2014, San Jose Water Company's Lake Elsman contained 829 acre-feet of water, of which approximately 215 acre-feet can be utilized. In addition, the rainfall at San Jose Water Company's Lake Elsman was measured at 17.26 inches for the rainfall season that commenced on July 1, 2013 and ends on June 30, 2014, which is approximately 43% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company's results of operations. San Jose Water Company will utilize additional water from its portfolio of groundwater supplies in 2014, and believes that its various potable water sources will be sufficient to meet customer demand through the remainder of 2014.
In response to the driest year (2013) in recorded California state history, on January 17, 2014, Governor Edmund G. Brown Jr. proclaimed a State of Emergency and directed state officials to take necessary actions to prepare for drought conditions. On February 25, 2014, the SCVWD set a target of a 20% reduction in water use for 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. San Jose Water Company is actively coordinating with the SCVWD to meet the recommended reduction in water use. Effective March 1, 2014, the SCVWD reduced all treated water deliveries to 80% of monthly contract allocations through December 31, 2014. On March 31, 2014, San Jose Water Company received CPUC authorization to implement water conservation rules as defined in Tariff Rule 14.1. Rule 14.1 focuses primarily on outdoor water use which accounts for 50% of a typical customer's water usage.
CLWSC's water supply consists of groundwater from wells and purchased raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,700 acre-feet of water per year from Canyon Lake and other sources at prices that may be adjusted periodically by GBRA.
Regulation and Rates
Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and the opportunity to achieve a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. This general rate case filing also includes: (1) recovery of under-collected balancing account balances of $2,599, (2) disbursement of over-collected memorandum account balances of $650 and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism (“WRAM”) and associated Modified Cost Balancing Account (“MCBA”). If approved, the WRAM and the MCBA would de-couple San Jose Water Company's earnings from customer usage. Parties to the proceeding filed open briefs on July 20, 2012 and reply briefs on August 7, 2012. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date a decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Differences between interim rates and approved rates are tracked in a memorandum account and will be submitted for recovery or refund. A decision on this application is expected in the second quarter of 2014.
On January 15, 2014, San Jose Water Company along with three other California water utilities (the “Joint Parties”), filed a request for a one year postponement of their 2014 Cost of Capital (“COC”) filings scheduled for March 31, 2014. Pursuant to the CPUC's rate case plan, the Joint Parties were required to file their COC applications on a triennial basis with the next scheduled filing to take place by March 31, 2014. Postponing the filing for one year alleviates administrative processing costs on the Joint Parties as well as the CPUC staff. On February 12, 2014, the CPUC's Executive Director granted the extension request subject to two conditions: (1) the Joint Parties agree to postpone adjustments, if any, to the water cost of capital mechanism for one year, and (2) that the Joint Parties obtain the agreement of the other Class A water utilities scheduled to file on March 31, 2015, to postpone their 2015 COC proceedings for one year. On February 19, 2014, the Joint Parties submitted a letter to the CPUC's Executive Director confirming and agreeing to the two conditions, thereby postponing their scheduled COC filings to March 31, 2015.
On February 28, 2014, San Jose Water Company submitted Advice Letter No. 456. In this advice letter, San Jose Water Company notified the CPUC that San Jose Water Company was implementing conservation Tariff Rule 14.1. The CPUC's Rule

14.1 provides voluntary conservation measures for customers, focusing primarily on outdoor water use which accounts for 50% of a typical customer's water usage. In addition, San Jose Water Company requested the implementation of a Mandatory Conservation Memorandum Account (“MCMA”) to track all operational and administrative costs associated with the implementation of Rule 14.1 and implementation of a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) to track any revenue shortfall associated with the implementation of the 20% conservation goal. The advice letter was approved on March 21, 2014 and the Rule 14.1 voluntary conservation measures, the MCMA, and MCRAMA all went into effect on March 31, 2014.
On March 17, 2014, San Jose Water Company filed Advice Letter No. 457. In Advice Letter No. 457, San Jose Water Company requested authorization for a rate base offset for improvements to the Montevina Water Treatment Plant. In Decision 13-07-028, the CPUC authorized San Jose Water Company to file annual advice letters to include in rate base properly recorded costs of the Montevina Water Treatment Plant upgrade project. This filing was the first such advice letter. San Jose Water Company will file similar annual advice letters until the project is completed. The current advice letter filing requests authorization for a revenue increase of approximately $123. This would result in an increase to rates of 0.05%. A decision on this advice letter is expected in the second quarter of 2014.
CLWSC is subject to regulation by the Texas Commission on Environmental Quality (“TCEQ”). The TCEQ authorizes rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
On August 27, 2010, CLWSC filed a rate case with the TCEQ. The filing contained a request for an immediate increase in revenue of 38% and a total increase of 71%. The new rates (38%) became effective on October 27, 2010. On August 21, 2013, the TCEQ issued a decision in the case that supported a rate base of $38,000, a return on equity of 10.88%, and a 33% increase in revenue requirement. Since the rates authorized by the TCEQ are less than the interim rates, this resulted in a customer refund of approximately $1,000 for rate over-collections during the period of interim rates. In accordance with the TCEQ decision, the refund may be made over the same number of months that the customer paid the interim rates, or 33 months. This amount has been recorded as a regulatory liability and reduction of revenue during the year ended December 31, 2013. In November 2013, CLWSC filed an appeal of the TCEQ decision with the District Court of Travis County alleging certain errors in the final decision. The appeal is currently pending before the District Court.
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a request for an average system-wide rate increase of 23.1%, or $2,400. With the exception of customers served within the City of Bulverde, the new rates became effective on December 2, 2013. Subsequently, effective March 1, 2014, a rate settlement agreement was reached with the City of Bulverde with rate increases being phased-in over a 28-month period. For customers outside the City of Bulverde, prior to approval by the TCEQ, the new rates are subject to adjustment and refund. The Company has recognized the average 23.1% increase in accordance with ASC Topic 980 which provides guidance when a regulated entity is permitted to bill requested rate increases before the regulator has ruled on the request. If information becomes available that indicates it is probable that any of the average 23.1% rate increase will need to be refunded and the amount of refund can be reasonably estimated, a loss contingency shall be accrued. CLWSC has determined at this time that it is not probable that any of the rate increase will need to be refunded. Management does not anticipate that the final TCEQ decision will materially affect the Company's financial position, results of operations or cash flows.

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2014, SJW Corp. generated cash flows from operations of approximately $16,000, compared to $14,400 for the same period in 2013. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $1,600. This increase was caused by a combination of the following factors: (1) collections of previously billed and accrued receivables, including the regulatory asset and liability recorded in other current asset and liabilities, increased by $3,100, (2) recognition of the balancing and memorandum accounts drove an increase of $1,400, (3) net income adjusted for non-cash items and gains from asset activity increased $1,200, (4) payments of amounts previously invoiced and accruals related to groundwater extraction charges and purchased water decreased by $3,200, and (5) general working capital and postretirement benefit changes caused a $900 decrease.
As of March 31, 2014, Water Utility Services' write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2013. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.

Cash Flow from Investing Activities
During the three months ended March 31, 2014, SJW Corp. used approximately $25,200 of cash for company funded capital expenditures, $1,600 for developer funded capital expenditures, and $800 for acquisitions.
Water Utility Services' budgeted capital expenditures for 2014, exclusive of capital expenditures financed by customer contributions and advances, are $88,600. As of March 31, 2014, approximately $25,200 or 28% of the $88,600 has been spent.
Water Utility Services' capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $527,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and TCEQ approval. Included in this amount is $60,500 relating to upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2014 increased by approximately $13,100 from the same period in the prior year, primarily as a result of an increase in net borrowings on the line of credit and long-term borrowings.

Sources of Capital:
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of March 31, 2014, San Jose Water Company's funded debt and equity were approximately 45% and 55%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator's guidelines.
On January 24, 2014, San Jose Water Company entered into a note agreement (the “Note Agreement”) with John Hancock Life Insurance Company (U.S.A.) and its affiliate (the “Purchaser”), pursuant to which San Jose Water Company agreed to sell an aggregate principal amount of $50,000 of its 5.14% senior note, Series L (the “Notes”) to the Purchaser. The senior note is an unsecured obligation of San Jose Water Company and is due on the date that is the 30th anniversary of the issuance of the senior note. Interest is payable semi-annually in arrears on March 1 and September 1 of each year. The Note Agreement contains customary representations and warranties. The Company has agreed to customary affirmative and negative covenants for as long as the Notes are outstanding, including, subject to certain exceptions and qualifications, among other things, limitation on indebtedness based on a specified debt to capitalization ratio and a net income to interest charge ratio. The Notes are subject to customary events of default, the occurrence of which may result in all of the Notes then outstanding becoming immediately due and payable. The consummation of the transaction contemplated under the Note Agreement is subject to customary closing conditions, including the execution and delivery of the Notes. The closing date is August 5, 2014, or such later date as the parties may mutually agree, but no later than October 3, 2014.
SJW Corp.'s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of March 31, 2014, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2014, San Jose Water Company's funded debt was 45% of total capitalization and the net income available for interest charges was 333% of interest charges. As of March 31, 2014, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2014, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.'s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2014, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of March 31, 2014, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $90,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $75,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At March 31, 2014, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $50,000. These lines of credit bear interest at variable rates. They will expire on September 1, 2014. The cost of borrowing on SJW Corp.'s short-term credit facilities averaged 1.1% as of March 31, 2014. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2014, SJW Corp.'s funded debt was 51% of total capitalization and the net income available for interest charges was 281% of interest charges. As of March 31, 2014, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2014, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company's variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 385,120 shares of common stock of California Water Service Group as of March 31, 2014, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
SJW Corp. has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

ITEM 4.	CONTROLS AND PROCEDURES
SJW Corp.'s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SJW Corp.'s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Corp.'s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Corp. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. SJW Corp. believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There has been no change in internal control over financial reporting during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in the Company's Form 10-K for the year ended December 31, 2013, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company's Form 10-K for the year ended December 31, 2013.

ITEM 5.	OTHER INFORMATION
On April 30, 2014, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1875 per share of common stock. The dividend will be paid on June 2, 2014 to shareholders of record as of the close of business on May 12, 2014.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	May 7, 2014	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Note Agreement between San Jose Water Company and John Hancock Life Insurance Company (U.S.A.) and its affiliate, dated January 24, 2014. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2014.

10.2
Second Amendment to San Jose Water Company's Cash Balance Executive Supplemental Retirement Plan effective as of January 31, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 30, 2014.

10.3	Offer Letter to Andrew F. Walters. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 30, 2014.

10.4
SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated effective January 1, 2014. Incorporated by reference as Exhibit 10.36 to Form 10-K filed for the year ended December 31, 2013.

10.5	Performance Goals for the Chief Executive Officer 2014 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.58 to Form 10-K filed for the year ended December 31, 2013.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.