Form 10-Q
period 2014-06-30
SJW CORP
filed 2014-08-06
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of July 25, 2014, there were 20,218,534 shares of the registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
OPERATING REVENUE	$70,356	74,230	$124,952	124,369
OPERATING EXPENSE:
Production Expenses:
Purchased water	11,942	18,314	21,672	28,433
Power	2,623	1,777	4,112	2,662
Groundwater extraction charges	15,516	9,525	24,964	14,115
Other production expenses	3,001	2,882	5,863	5,595
Total production expenses	33,082	32,498	56,611	50,805
Administrative and general	9,510	10,085	18,960	21,579
Maintenance	3,573	3,433	6,847	6,633
Property taxes and other non-income taxes	2,575	2,534	5,379	5,083
Depreciation and amortization	9,495	8,743	18,980	17,559
Total operating expense	58,235	57,293	106,777	101,659
OPERATING INCOME	12,121	16,937	18,175	22,710
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,553)	(4,678)	(9,095)	(9,323)
Mortgage and other interest expense	(401)	(278)	(729)	(655)
Gain on sale of California Water Service Group stock	2,017	—	2,017	—
Gain on sale of real estate investment	273	—	273	1,063
Dividend income	42	61	105	123
Other, net	439	589	659	960
Income before income taxes	9,938	12,631	11,405	14,878
Provision for income taxes	3,092	5,191	3,653	6,121
NET INCOME	6,846	7,440	7,752	8,757
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investment	41	(89)	239	265
Reclassification adjustment for gain realized on sale of investments	(1,171)	—	(1,171)	—
COMPREHENSIVE INCOME	$5,716	7,351	$6,820	9,022
EARNINGS PER SHARE
Basic	$0.34	0.37	$0.38	0.45
Diluted	$0.34	0.37	$0.38	0.45
DIVIDENDS PER SHARE	$0.19	0.18	$0.38	0.37
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,214,349	20,072,703	20,204,655	19,384,855
Diluted	20,398,002	20,266,480	20,391,692	19,581,515
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Utility plant:
Land	$10,844	10,418
Depreciable plant and equipment	1,301,143	1,254,586
Construction in progress	36,817	30,846
Intangible assets	19,149	18,341
	1,367,953	1,314,191
Less accumulated depreciation and amortization	433,841	415,453
	934,112	898,738
Real estate investments	73,794	78,477
Less accumulated depreciation and amortization	10,807	10,658
	62,987	67,819
CURRENT ASSETS:
Cash and cash equivalents	6,023	2,299
Accounts receivable:
Customers, net of allowances for uncollectible accounts	17,157	14,496
Income tax	—	1,661
Other	850	476
Accrued unbilled utility revenue	19,646	17,556
Materials and supplies	1,113	1,045
Prepaid expenses	2,218	2,119
	47,007	39,652
OTHER ASSETS:
Investment in California Water Service Group	6,271	8,885
Unamortized debt issuance, broker and reacquisition costs	5,438	5,176
Regulatory assets, net	84,831	83,543
Other	6,376	6,173
	102,916	103,777
	$1,147,022	1,109,986

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,218,534 shares on June 30, 2014 and 20,169,211 on December 31, 2013	$10,531	10,505
Additional paid-in capital	64,178	63,017
Retained earnings	244,377	244,266
Accumulated other comprehensive income	2,454	3,387
Total shareholders' equity	321,540	321,175
Long-term debt, less current portion	334,684	334,997
	656,224	656,172
CURRENT LIABILITIES:
Line of credit	52,000	22,400
Current portion of long-term debt	569	554
Accrued groundwater extraction charges and purchased water	10,606	7,116
Purchased power	1,292	665
Accounts payable	12,589	12,587
Accrued interest	5,368	5,369
Accrued property taxes and other non-income taxes	774	1,618
Accrued payroll	3,105	3,198
Income tax payable	170	—
Other current liabilities	5,584	5,688
	92,057	59,195
DEFERRED INCOME TAXES	140,071	140,736
UNAMORTIZED INVESTMENT TAX CREDITS	1,345	1,375
ADVANCES FOR CONSTRUCTION	71,008	70,043
CONTRIBUTIONS IN AID OF CONSTRUCTION	134,909	132,260
DEFERRED REVENUE	1,312	1,213
POSTRETIREMENT BENEFIT PLANS	44,663	43,496
OTHER NONCURRENT LIABILITIES	5,433	5,496
COMMITMENTS AND CONTINGENCIES	—	—
	$1,147,022	1,109,986

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$7,752	8,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,772	18,338
Deferred income taxes	404	4,200
Share-based compensation	451	589
Gain on sale of real estate investment	(273)	(1,063)
Gain on sale of California Water Service Group stock	(2,017)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(5,125)	(11,711)
Accounts payable, purchased power and other current liabilities	489	2,266
Accrued groundwater extraction charges and purchased water	3,490	5,319
Tax receivable and accrued taxes	1,228	(144)
Other current asset and liabilities related to balancing and memorandum accounts	(188)	—
Postretirement benefits	1,167	3,398
Regulatory asset related to balancing and memorandum accounts	(1,107)	(1,811)
Other changes, net	(1,024)	(1,099)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,019	27,039
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(48,155)	(35,684)
Contributions in aid of construction	(4,482)	(4,631)
Additions to real estate investments	—	(3,453)
Payments for business/asset acquisition and water rights	(807)	(1,569)
Cost to retire utility plant, net of salvage	(575)	(1,170)
Proceeds from sale of real estate investment	4,281	8,831
Proceeds from sale of California Water Service Group stock	3,056	—
NET CASH USED IN INVESTING ACTIVITIES	(46,682)	(37,676)
FINANCING ACTIVITIES:
Borrowings from line of credit	35,000	13,300
Repayments of line of credit	(5,400)	(28,600)
Repayments of long-term borrowings	(298)	(5,150)
Dividends paid	(7,579)	(7,086)
Issuance of common stock, net of issuance costs	—	35,894
Exercise of stock options and similar instruments	484	366
Tax benefits realized from share options exercised	309	95
Receipts of advances and contributions in aid of construction	3,941	4,348
Refunds of advances for construction	(1,070)	(1,047)
NET CASH PROVIDED BY FINANCING ACTIVITIES	25,387	12,120
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,724	1,483
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,299	2,522
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,023	4,005
Cash paid during the period for:
Interest	$10,551	10,487
Income taxes	1,900	1,260
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	(452)	6,560
Utility property installed by developers	3,242	(112)
Increase in real estate investments due to accrued tenant improvements	11	583
Accrued intangible assets and other charges related to water supply project in Texas	—	2,218

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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
Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater, and lower in the winter months when cooler temperatures and increased rainfall curtail water usage and sales. Our service area in California is in the midst of a record drought. In response to this, Governor Edmund G. Brown Jr. proclaimed a State of Emergency and directed state officials to take necessary actions to prepare for drought conditions.
The Santa Clara Valley Water District (“SCVWD”), San Jose Water Company's water wholesaler, has set a target of a 20% reduction for water use in 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. Effective March 31, 2014, San Jose Water Company received approval from the California Public Utilities Commission (“CPUC”) for a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) to track any revenue shortfall and a Mandatory Conservation Memorandum Account (“MCMA”) to track operational and administrative costs associated with the implementation of the 20% conservation goal. San Jose Water Company will record the impact of the MCRAMA and MCMA regulatory accounts once probability of recovery can be determined and collection can be assured within 24 months of the year-end the revenue is recorded. For further discussion, please see Note 11.
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2014 and 2013, 680 and 799 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2014 and 2013, 1,129 and 1,145 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended June 30, 2014 and 2013, the amounts allocated to administrative and general expense were $396 and $395, respectively. For the six months ended June 30, 2014 and 2013, the amounts allocated to administrative and general expense were $792 and $779, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of June 30, 2014, the remaining shares available for issuance under the Incentive Plan were 1,110,805, and 309,516 shares were issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units. In addition, shares are issued to employees under the ESPP. SJW Corp. also had a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allowed

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2014
(in thousands, except share and per share data)

eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. The DRSPP was terminated effective as of April 14, 2014.
The compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$—	—	$72	58
Restricted stock and deferred restricted stock	207	242	379	531
Total compensation costs charged to income	$207	242	$451	589
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	—	$59	—
Restricted stock and deferred restricted stock	251	65	250	95
Total excess tax benefits realized from share options exercised and stock issuance	$251	65	$309	95
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	—	$44	—
DRSPP	8	21	34	38
ESPP	—	—	406	328
Total proceeds from the exercise of stock options and similar instruments	$8	21	$484	366
Stock Options
No options were granted during the three and six months ended June 30, 2014 and 2013.
As of June 30, 2014, there were no unrecognized compensation costs related to stock options.
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
On April 30, 2014, restricted stock units covering an aggregate of 9,002 shares of common stock of SJW Corp. were granted to the non-employee board members of SJW Corp. The units vest upon continuous board service through the day immediately preceding the date of the next annual shareholder meeting with no dividend equivalent rights. Share-based compensation expense based on grant date fair value of $26.48 per unit is being recognized over the service period beginning in 2014.
As of June 30, 2014, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,163. This cost is expected to be recognized over a remaining weighted-average period of 1.22 years.
Dividend Equivalent Rights
Under the Incentive Plan, certain holders of options, restricted stock, and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued. For the three and six months ended June 30, 2014, $29 and $62, respectively, related to DERs was recorded against retained

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2014
(in thousands, except share and per share data)

earnings and was accrued as a liability. For the three and six months ended June 30, 2013, $31 and $65, respectively, related to DERs was recorded against retained earnings and was accrued as a liability.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.'s recorded expenses were $39 and $75 for the three and six months ended June 30, 2014, respectively, and $37 and $58 for the three and six months ended June 30, 2013, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2014 for the ESPP is approximately $13. This cost is expected to be recognized during the third quarter of 2014.
On April 30, 2014, SJW Corp.'s shareholders approved the 2014 Employee Stock Purchase Plan (“2014 ESPP”). Under the 2014 ESPP, 400,000 shares of SJW Corp.'s common stock were reserved for issuance. The remaining available shares for issuance from the predecessor ESPP will not be transferred to the 2014 ESPP. The first offering period for the 2014 ESPP commenced on August 1, 2014.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offered shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock were reserved for issuance under the DRSPP. For the three and six months ended June 30, 2014, 276 and 1,151 shares, respectively, have been issued under the DRSPP. For the three and six months ended June 30, 2013, 825 and 1,444 shares, respectively, have been issued under the DRSPP.
SJW Corp. terminated the DRSPP effective as of April 14, 2014. On April 16, 2014, SJW Corp. filed a Post-Effective Amendment No. 1 to the registration statement on Form S-3 (file no. 333-172048) with the SEC to deregister the 2,993,744 remaining shares of SJW Corp.'s common stock that were available for issuance under the DRSPP at the time of its termination.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Land	$17,297	18,892
Buildings and improvements	56,168	59,256
Intangibles	329	329
Subtotal	73,794	78,477
Less: accumulated depreciation and amortization	10,807	10,658
Total	$62,987	67,819
Depreciation and amortization is computed using the straight-line method over the estimated life of the respective assets, ranging from 5 to 39 years.
On June 30, 2014, SJW Land Company sold its retail building located in El Paso, Texas for $4,450. SJW Corp. recognized a pre-tax gain on the sale of real estate investment of $273, after selling expenses of $169.
On February 1, 2013, SJW Land Company sold its warehouse building located in Windsor, Connecticut for $9,200. The Company recognized a pre-tax gain on the sale of real estate investment of $1,063, after selling expenses of $369.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2014
(in thousands, except share and per share data)

Note 4.	Income Taxes
SJW Corp. accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Measurement of the deferred tax assets and liabilities is at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
In the second quarter of 2014, SJW Corp. recorded $880 in State of California enterprise zone sales and use taxes credits related to tax years 2008 through 2012.

Note 5.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. The Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company's pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$1,051	1,239	$2,111	2,478
Interest cost	1,652	1,475	3,303	2,950
Other cost	625	1,208	1,256	2,416
Expected return on assets	(1,674)	(1,380)	(3,341)	(2,760)
	$1,654	2,542	$3,329	5,084

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2014
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements at June 30, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$6,337	$6,337	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	2,618	2,592	26	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	35,699	35,699	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,783	5,783	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	3,219	3,219	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,112	5,112	—	—
REIT	NAREIT - Equity REIT'S	4,616	—	4,616	—
Fixed Income (b)	(b)	35,907	—	35,907	—
Total		$99,291	$58,742	$40,549	$—
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2014
(in thousands, except share and per share data)

In 2014, San Jose Water Company expects to make required and discretionary cash contributions of up to $5,946 to the pension plans and Social Welfare Plan. For the three and six months ended June 30, 2014, $1,819 has been contributed to the pension plans and Social Welfare Plan.

Note 6.	Segment and Nonregulated Business Reporting
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

	For Three Months Ended June 30, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$66,967	1,553	1,836	—	66,967	3,389	70,356
Operating expense	55,642	1,216	1,055	322	55,642	2,593	58,235
Operating income (loss)	11,325	337	781	(322)	11,325	796	12,121
Net income (loss)	5,591	132	380	743	5,591	1,255	6,846
Depreciation and amortization	8,989	90	416	—	8,989	506	9,495
Senior note, mortgage and other interest expense	4,139	—	262	553	4,139	815	4,954
Income tax expense (benefit) in net income	2,208	117	273	494	2,208	884	3,092
Assets	$1,053,145	17,487	66,300	10,090	1,053,145	93,877	1,147,022

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2014
(in thousands, except share and per share data)

	For Three Months Ended June 30, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$71,457	1,579	1,194	—	71,457	2,773	74,230
Operating expense	54,960	1,353	748	232	54,960	2,333	57,293
Operating income (loss)	16,497	226	446	(232)	16,497	440	16,937
Net income (loss)	7,686	108	33	(387)	7,686	(246)	7,440
Depreciation and amortization	8,264	92	387	—	8,264	479	8,743
Senior note, mortgage and other interest expense	4,146	—	265	545	4,146	810	4,956
Income tax expense (benefit) in net income	5,379	57	47	(292)	5,379	(188)	5,191
Assets	$1,034,842	16,596	71,300	7,727	1,034,842	95,623	1,130,465

	For Six Months Ended June 30, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$118,593	2,781	3,578	—	118,593	6,359	124,952
Operating expense	102,105	2,088	2,077	507	102,105	4,672	106,777
Operating income (loss)	16,488	693	1,501	(507)	16,488	1,687	18,175
Net income (loss)	6,494	283	584	391	6,494	1,258	7,752
Depreciation and amortization	17,966	180	834	—	17,966	1,014	18,980
Senior note, mortgage and other interest expense	8,220	—	499	1,105	8,220	1,604	9,824
Income tax expense (benefit) in net income	2,760	241	426	226	2,760	893	3,653
Assets	$1,053,145	17,487	66,300	10,090	1,053,145	93,877	1,147,022

	For Six Months Ended June 30, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$119,255	2,665	2,449	—	119,255	5,114	124,369
Operating expense	96,585	3,035	1,558	481	96,585	5,074	101,659
Operating income (loss)	22,670	(370)	891	(481)	22,670	40	22,710
Net income (loss)	9,286	(400)	669	(798)	9,286	(529)	8,757
Depreciation and amortization	16,586	180	793	—	16,586	973	17,559
Senior note, mortgage and other interest expense	8,298	—	585	1,095	8,298	1,680	9,978
Income tax expense (benefit) in net income	6,301	(87)	507	(600)	6,301	(180)	6,121
Assets	$1,034,842	16,596	71,300	7,727	1,034,842	95,623	1,130,465
 *    The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 7.	Long-Term Liabilities and Bank Borrowings
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2014
(in thousands, except share and per share data)

On January 24, 2014, San Jose Water Company entered into a note agreement with John Hancock Life Insurance Company (U.S.A.) and its affiliate (the “Purchaser”), pursuant to which San Jose Water Company agreed to sell an aggregate principal amount of $50,000 of its 5.14% senior note, Series L to the Purchaser. The senior note is an unsecured obligation of San Jose Water Company, due on the date that is the 30th anniversary of the issuance of the senior note. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing March 1, 2015. The closing of the transaction is subject to customary conditions and is expected to occur on August 7, 2014.
On June 23, 2014, San Jose Water Company and Wells Fargo Bank, National Association (“Wells Fargo”) amended their credit agreement dated as of March 1, 2012, to increase the maximum principal amount available for borrowing from $75,000 to $85,000, and to extend the maturity date to September 1, 2016.
On June 23, 2014, SJW Corp., SJW Land Company and Wells Fargo amended their credit agreement dated as of March 1, 2012, to extend the maturity date to September 1, 2016.

Note 8.	Fair Value Measurement
The following instruments are not measured at fair value on the SJW Corp.'s condensed consolidated balance sheets as of June 30, 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2014 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended June 30, 2014. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 5.
The fair value of SJW Corp.'s long-term debt was approximately $406,000 and $395,684 as of June 30, 2014 and December 31, 2013, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The book value of the long-term debt was $335,253 and $335,551 as of June 30, 2014 and December 31, 2013, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
The following table summarizes the fair value of the SJW Corps.'s investment in California Water Service Group as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at June 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$6,271	6,271	—	—

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$8,885	8,885	—	—

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2014
(in thousands, except share and per share data)

Note 9.	Balancing and Memorandum Account Recovery Procedures
For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, any revenue requirement impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, and other approved activities or as directed by the CPUC. As of June 30, 2014, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, was a net under-collection of $9,336.
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the MCRAMA, collection of the account balance must occur within 24 months of the end of the year the revenue is recorded. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy FASB ASC Topic 980 - “Regulated Operations,” subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
San Jose Water Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and increased revenue and regulatory assets totaling $1,518 and $1,107 during the three and six months ended June 30, 2014, respectively, and recorded revenue and regulatory assets totaling $1,674 and $3,559 during the three and six months ended June 30, 2013, respectively. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 10.	Legal Proceedings
SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.'s business, financial position, results of operations or cash flows.

Note 11.	Regulatory Rate Filings
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. Parties to the proceeding filed open briefs on July 20, 2012 and reply briefs on August 7, 2012. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date, a final decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Differences between interim rates and approved rates are tracked in a memorandum account and will be submitted for recovery or refund. On July 11, 2014, the CPUC issued a proposed decision in this application. The proposed decision recommends rate increases of $22,063, or 9.79% in 2013, $11,579, or 4.72% in 2014 and $15,356, or 6.02% in 2015. A proposed decision is only a recommendation from the assigned Administrative Law Judge and is not necessarily indicative of what will be adopted in the final decision. San Jose Water Company is currently reviewing the proposed decision and comments were due July 31, 2014. The earliest the proposed decision can be voted on by the CPUC is August 14, 2014. A final decision on this application is expected in the third quarter of 2014.
On February 28, 2014, San Jose Water Company submitted Advice Letter No. 456. In this advice letter, San Jose Water Company notified the CPUC that San Jose Water Company was implementing conservation Tariff Rule 14.1. The CPUC's Rule 14.1 provides voluntary conservation measures for customers, focusing primarily on outdoor water use which accounts for 50% of a typical customer's water usage. In addition, San Jose Water Company requested the implementation of a MCMA to track all operational and administrative costs associated with the implementation of Rule 14.1 and implementation of a MCRAMA to track any revenue shortfall associated with the implementation of the 20% conservation goal. The advice letter was approved on March 21, 2014 and the Rule 14.1 voluntary conservation measures, the MCMA, and MCRAMA all went into effect on March

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2014
(in thousands, except share and per share data)

31, 2014. San Jose Water Company will record the impact of the MCRAMA and MCMA regulatory accounts once probability of recovery can be determined and collection can be assured within 24 months of the year-end the revenue is recorded.
On May 23, 2014, San Jose Water Company filed Advice Letter No. 461 seeking authorization to increase revenue by $9,400, or approximately 3.6% to offset increases to SCVWD groundwater production charges and treated water charges. The CPUC authorized this increase, and the increase became effective on July 1, 2014.
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a request for an average system-wide rate increase of 23.1%, or $2,400. With the exception of customers served within the City of Bulverde, the new rates became effective on December 2, 2013. Subsequently, effective March 1, 2014, a rate settlement agreement was reached with the City of Bulverde with rate increases being phased-in over a 28-month period. Prior to approval by the TCEQ, the new rates are subject to adjustment and refund for customers outside the City of Bulverde. A preliminary hearing in the matter for customers outside the City of Bulverde was completed on July 22, 2014, at which time an Administrative Law Judge allowed additional time until September 12, 2014 for the involved parties to attempt to reach a settlement. CLWSC has recognized the average 23.1% increase in accordance with ASC Topic 980 which provides guidance when a regulated entity is permitted to bill requested rate increases before the regulator has ruled on the request. If information becomes available that indicates it is probable that any of the average 23.1% rate increase will need to be refunded and the amount of refund can be reasonably estimated, a loss contingency shall be accrued. CLWSC has determined at this time that it is not probable that any of the rate increase will need to be refunded. Management does not anticipate that the final TCEQ decision will materially affect SJW Corp.'s financial position, results of operations or cash flows.

Note 12.	Sale of California Water Service Group Stock
On June 30, 2014, SJW Corp. sold 125,969 shares of California Water Service Group for $3,056, before fees of $10. SJW Corp. recognized a gain on the sale of the stock of approximately $2,017, tax expense of approximately $822, for a net gain of $1,195. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $1,171 and was based on the fair value of the stock as of March 31, 2014. As of June 30, 2014, SJW Corp. held 259,151 shares of California Water Service Group. The company classifies its investment in California Water Service Group as available for sale. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.

Note 13.	Subsequent Events
On July 30, 2014, SJW Corp. and the Chairman of the Board, President and Chief Executive Officer of SJW Corp., entered into an amendment (the “Amendment”) to the amended and restated employment agreement (the “Employment Agreement”). Pursuant to such Amendment, (i) the employment term under the Employment Agreement was extended to December 31, 2017, and (ii) the annual base salary was increased for each of the 2015, 2016 and 2017 calendar years. The Amendment also provides for the grant of certain service-based and performance-based restricted stock unit awards under SJW Corps.'s Long-Term Incentive Plan.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended June 30, 2014:

				% for Six Months Ended June 30, 2014 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	10%	10%
Retail building *	El Paso, Texas	2	14,000	4%	2%
Warehouse building	Phoenix, Arizona	11	176,000	12%	9%
Warehouse building	Knoxville, Tennessee	30	361,500	32%	28%
Commercial building	Knoxville, Tennessee	15	135,000	42%	51%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*	On June 30, 2014, SJW Land Company closed the sale of its Texas retail building. Revenue and expense amounts are through the sale closing date. Expense amount excludes the gain on sale of property.
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

Real Estate Services:
SJW Corp.'s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land and owns and operates a portfolio of commercial buildings in the states of California, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company manages its acquired income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company's real estate investments diversify SJW Corp.'s asset base.

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
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the three months ended June 30, 2014 and 2013, the surcharge was $833 and $917, respectively. For the six months ended June 30, 2014 and 2013, the surcharge was $1,616 and $1,632, respectively.
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
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the MCRAMA, collection of the account balance must occur within 24 months of the end of the year the revenue is recorded. In assessing the probability criteria for balancing and memorandum accounts between rate cases, the Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980, subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
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
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the year-to-date period ended June 30, 2014 or during the year ended December 31, 2013.
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

Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standards Update 2014-09 which supersedes most of the current revenue recognition requirements, including most industry-specific guidance. The updated standard will become effective for us in the first quarter of fiscal 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

Results of Operations:
Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater and lower in the winter months when cooler temperatures and increased rainfall curtail water usage and sales. Our service area in California is in the midst of a record drought. In response to this, Governor Edmund G. Brown Jr. proclaimed a State of Emergency and directed state officials to take necessary actions to prepare for drought conditions. The SCVWD, our water wholesaler, has set a target of a 20% reduction for water use in 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. Effective March 31, 2014, San Jose Water Company received approval from the CPUC for a Mandatory Conservation Revenue Adjustment Memorandum Account to track any revenue shortfall and a Mandatory Conservation Memorandum Account to track operational and administrative costs associated with the implementation of the 20% conservation goal.
Overview
SJW Corp.'s consolidated net income for the three months ended June 30, 2014 was $6,846, a decrease of $594 or approximately 8%, from $7,440 for the same period in 2013. The decrease in net income was primarily due to reduced operating revenue as a result of decreased water usage from conservation efforts during the recent drought. The impact of the decrease of operating revenue on net income was partially offset by a gain on the sale of California Water Service Group stock as well as recognition of a State of California enterprise zone sales and use tax credit. SJW Corp.'s consolidated net income for the six months ended June 30, 2014 was $7,752, a decrease of $1,005 or approximately 11%, from $8,757 for the same period in 2013. The decrease in net income was primarily due to an increase in groundwater extraction charges and related power costs due to the reduced availability of surface water as a result of the recent drought, partially offset by administrative and general expense cost savings, a gain on the sale of California Water Service Group stock, and recognition of a State of California enterprise zone sales and use tax credit.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Water Utility Services	$68,520	73,036	$121,374	121,920
Real Estate Services	1,836	1,194	3,578	2,449
	$70,356	74,230	$124,952	124,369
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2014 vs. 2013		Six months ended June 30, 2014 vs. 2013
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(8,032)	(11)%	$(4,751)	(4)%
New customers increase	463	1%	770	—%
Rate increases	2,265	3%	4,945	4%
Balancing and memorandum accounts	(155)	—%	(2,452)	(2)%
Texas general rate case refund	943	1%	943	1%
Real Estate Services	642	1%	1,128	1%
	$(3,874)	(5)%	$583	—%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Water Utility Services	$56,858	56,313	$104,193	99,620
Real Estate Services	1,055	748	2,077	1,558
All Other	322	232	507	481
	$58,235	57,293	$106,777	101,659

The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2014 vs. 2013		Six months ended June 30, 2013 vs. 2012
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$778	1%	$3,442	3%
Change in usage and new customers	(2,866)	(5)%	(1,922)	(1)%
Purchased water and groundwater extraction charge and energy price increase	2,672	5%	4,286	4%
Total water production expenses	584	1%	5,806	6%
Administrative and general	(575)	(1)%	(2,619)	(2)%
Maintenance	140	1%	214	—%
Property taxes and other non-income taxes	41	—%	296	—%
Depreciation and amortization	752	1%	1,421	1%
	$942	2%	$5,118	5%
Sources of Water Supply
San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rate for purchased water and the groundwater extraction charge may be increased by the SCVWD at any time. If an increase occurs, then San Jose Water Company would file an advice letter with the CPUC seeking authorization to increase revenues to offset the cost increase.
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% Change	Six months ended June 30,		Increase/ (decrease)	% Change
	2014	2013			2014	2013
Purchased water	4,826	8,334	(3,508)	(25)%	8,837	12,897	(4,060)	(18)%
Groundwater	7,578	5,109	2,469	18%	12,239	7,623	4,616	21%
Surface water	55	403	(348)	(3)%	92	1,637	(1,545)	(7)%
Reclaimed water	207	229	(22)	—%	282	265	17	—%
	12,666	14,075	(1,409)	(10)%	21,450	22,422	(972)	(4)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for June 30, 2014 and 2013 approximated 6.9% and 5.5%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services' unaccounted-for water through main replacements and lost water reduction programs.
Water production expenses
For the three and six months ended June 30, 2014 compared to the same periods in 2013, the increase in water production expenses was primarily attributable to a decrease in the use of available surface water supply and higher per unit costs for purchased water, groundwater extraction and energy charges. These increases were offset by a decrease in customer water usage. Effective July 2013, SCVWD increased the unit price of purchased water by approximately 8% and the groundwater extraction charge by approximately 9%. The Company has been notified by the SCVWD that the unit price of purchased water and the groundwater extraction charge has increased 9% and 10%, respectively, effective July 1, 2014.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $358 for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily attributable to an increase of $752 in depreciation expense due to increases in utility plant, $140 increase in maintenance expenses, and an increase of $41 in property taxes and other non-income taxes as a result of increased utility plant. This increase was offset by a $575 decrease in administrative and general expenses due to payments incurred in the prior year relating to our Texas water supply project and a decrease in pension expense due to an increasing discount rate coupled with an increase in return on pension plan assets.
Operating expenses, excluding water production expenses, decreased $688 for the for the six months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily attributable to a $2,619 decrease in administrative and general expenses due to payments incurred in the prior year relating to our Texas water supply project, a decrease in pension expense due to an increasing discount rate coupled with an increase in return on pension plan assets and lower recycled water retrofit program expenses. This decrease was offset by an increase of $1,421 in depreciation expense and $296 in property taxes and other non-income taxes as a result of increased utility plant, and an increase of $214 in maintenance expenses.
Other (Expense) Income
For the three months ended June 30, 2014 compared to the same period in 2013, the change in other (expense) income was primarily due to a $2,017 pre-tax gain from the sale of California Water Service Group stock and a $273 pre-tax gain from the sale of our Texas real estate property. No similar sales occurred in 2013. For the six months ended June 30, 2014 compared to the same period in 2013, the change in other (expense) income was primarily due to a $2,017 pre-tax gain from the sale of California Water Service Group stock, partially offset by a decrease in the pre-tax gain from the sale of our Texas real estate property compared to the pre-tax gain recorded in the prior year on the sale of our Connecticut property.
Provision for Income Taxes
For the three and six months ended June 30, 2014 compared to the same periods in 2013, income tax expense decreased $2,099 and $2,468, respectively, as a result of lower pre-tax income and the recognition of $880 in California State enterprise zone sales and use tax credits related to tax years 2008 through 2012. The effective consolidated income tax rates were 31% and 41% for the three months ended June 30, 2014 and 2013, respectively, and 32% and 41% for the six months ended June 30, 2014 and 2013, respectively.
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
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three and six months ended June 30, 2014 compared to the same periods in 2013 was due to a change in market value and sale of the Company's investment in California Water Service Group stock.
Water Supply
On July 1, 2014, SCVWD's 10 reservoirs were approximately 47% full with 78,979 acre-feet of water in storage. As reported by SCVWD, the rainfall was approximately 46% of the seasonal average for the rainfall season that commenced on July 1, 2013. As of June 30, 2014, San Jose Water Company's Lake Elsman contained 847 acre-feet of water, of which approximately 233 acre-feet can be utilized. In addition, the rainfall at San Jose Water Company's Lake Elsman was measured at 18.14 inches for the rainfall season that commenced on July 1, 2013 and ended on June 30, 2014, which is approximately 40% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company's results of operations. San Jose Water Company will utilize additional water from its portfolio of groundwater supplies in 2014, and believes that its various potable water sources will be sufficient to meet customer demand through the remainder of 2014.
In response to the driest year (2013) in recorded California state history, on January 17, 2014, Governor Edmund G. Brown Jr. proclaimed a State of Emergency and directed state officials to take necessary actions to prepare for drought conditions. On February 25, 2014, the SCVWD set a target of a 20% reduction in water use for 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. San Jose Water Company is actively coordinating with the SCVWD to meet the recommended reduction in water use. Effective March 1, 2014, the SCVWD reduced all treated water deliveries to 80% of monthly contract allocations through December 31, 2014. On March 31, 2014, San Jose Water Company received CPUC authorization to implement water conservation rules as defined in Tariff Rule 14.1. Rule 14.1 focuses primarily on outdoor water use which accounts for 50% of a typical customer's water usage. For the months of April and May, San Jose Water Company's regulated water usage was down

16% and 9%, respectively, compared to the same two months in 2013. SJW Corp. and San Jose Water Company, provide additional information on their web sites relating to ongoing water conservation measures taken or to be taken in response to the historical drought conditions in California, including information on customer water usage. The web sites are accessible at www.sjwater.com and www.sjwcorp.com. The Company intends to update the web sites as appropriate during the period in which the water shortage contingency plan of SCVWD remains in effect.
CLWSC's water supply consists of groundwater from wells and purchased and treated raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,700 acre-feet of water per year from Canyon Lake and other sources at prices that may be adjusted periodically by GBRA.
Regulation and Rates
Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and the opportunity to achieve a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
On January 3, 2012, San Jose Water Company filed a general rate case application requesting rate increases of $47,394, or 21.51% in 2013, $12,963, or 4.87% in 2014, and $34,797, or 12.59% in 2015. Parties to the proceeding filed open briefs on July 20, 2012 and reply briefs on August 7, 2012. On September 26, 2012, San Jose Water Company filed a motion for interim rate relief so that if a decision was not reached by the end of 2012, San Jose Water Company would be allowed to adopt interim rates, effective January 1, 2013, until a decision is adopted. To date a final decision has not been adopted and interim rates are currently in effect. Interim rates were set equal to fiscal year-end 2012 rates. Differences between interim rates and approved rates are tracked in a memorandum account and will be submitted for recovery or refund. On July 11, 2014, the CPUC issued a proposed decision in this application. The proposed decision recommends rate increases of $22,063, or 9.79% in 2013, $11,579, or 4.72% in 2014, and $15,356, or 6.02% in 2015. A proposed decision is only a recommendation from the assigned Administrative Law Judge, is subject to comments from the public, and is not necessarily indicative of what will be adopted in the final decision. San Jose Water Company is currently reviewing the proposed decision and comments were due July 31, 2014. The earliest the proposed decision can be voted on by the CPUC is August 14, 2014. A final decision on this application is expected in the third quarter of 2014.
On February 28, 2014, San Jose Water Company submitted Advice Letter No. 456. In this advice letter, San Jose Water Company notified the CPUC that San Jose Water Company was implementing conservation Tariff Rule 14.1. The CPUC's Rule 14.1 provides voluntary conservation measures for customers, focusing primarily on outdoor water use which accounts for 50% of a typical customer's water usage. In addition, San Jose Water Company requested the implementation of a MCMA to track all operational and administrative costs associated with the implementation of Rule 14.1 and implementation of a MCRAMA to track any revenue shortfall associated with the implementation of the 20% conservation goal. The advice letter was approved on March 21, 2014 and the Rule 14.1 voluntary conservation measures, the MCMA, and MCRAMA all went into effect on March 31, 2014. San Jose Water Company will record the impact of the MCRAMA and MCMA regulatory accounts once probability of recovery can be determined and collection can be assured within 24 months of the year-end the revenue is recorded.
On March 17, 2014, San Jose Water Company filed Advice Letter No. 457. In Advice Letter No. 457, San Jose Water Company requested authorization for a rate base offset for improvements to the Montevina Water Treatment Plant. In Decision 13-07-028, the CPUC authorized San Jose Water Company to file annual advice letters to include in rate base properly recorded costs of the Montevina Water Treatment Plant upgrade project. This filing was the first such advice letter. San Jose Water Company will file similar annual advice letters until the project is completed. The current advice letter filing requests authorization for a revenue increase of approximately $123. This would result in an increase to rates of 0.05%. The CPUC authorized this increase, and the increase became effective on July 28, 2014.
On May 23, 2014, San Jose Water Company filed Advice Letter No. 461 seeking authorization to increase revenue by $9,400, or approximately 3.6% to offset increases to SCVWD groundwater production charges and treated water charges. The CPUC authorized this increase, and the increase became effective on July 1, 2014.
CLWSC is subject to regulation by the Texas Commission on Environmental Quality (“TCEQ”). The TCEQ authorizes rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
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
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a request for an average system-wide rate increase of 23.1%, or $2,400. With the exception of customers served within the City of Bulverde, the new rates became effective on December 2, 2013. Subsequently, effective March 1, 2014, a rate settlement agreement was reached with the City of Bulverde with rate increases being phased-in over a 28-month period. Prior to approval by the TCEQ, the new rates are subject to adjustment and refund for customers outside the City of Bulverde. A preliminary hearing in the matter for customers outside the City of Bulverde was completed on July 22, 2014, at which time an Administrative Law Judge allowed additional time until September 12, 2014 for the involved parties to attempt to reach a settlement. The Company has recognized the average 23.1% increase in accordance with ASC Topic 980 which provides guidance when a regulated entity is permitted to bill requested rate increases before the regulator has ruled on the request. If information becomes available that indicates it is probable that any of the average 23.1% rate increase will need to be refunded and the amount of refund can be reasonably estimated, a loss contingency shall be accrued. CLWSC has determined at this time that it is not probable that any of the rate increase will need to be refunded. Management does not anticipate that the final TCEQ decision will materially affect the Company's financial position, results of operations or cash flows.

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2014, SJW Corp. generated cash flows from operations of approximately $25,000, compared to $27,000 for the same period in 2013. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $2,000. This decrease was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains from asset activity decreased $4,700, (2) payments of amounts previously invoiced and accruals related to groundwater extraction charges and purchased water decreased by $3,600, (3) collections of previously billed and accrued receivables, including the regulatory liability recorded in other current liabilities, increased by $6,400, and (4) general working capital and postretirement benefit changes caused a $100 decrease.
As of June 30, 2014, Water Utility Services' write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2013. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the six months ended June 30, 2014, SJW Corp. used approximately $48,200 of cash for company-funded capital expenditures, $4,500 for developer-funded capital expenditures, and $800 for acquisitions. These uses were offset by cash proceeds of $4,300 from the sale of SJW Land Company's real estate investment in Texas and $3,100 from the sale of California Water Service Group stock.
Water Utility Services' budgeted capital expenditures for 2014, exclusive of capital expenditures financed by customer contributions and advances, are $88,600. As of June 30, 2014, approximately $48,200 or 54% of the $88,600 has been spent.
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

Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014 increased by approximately $13,000 from the same period in the prior year, primarily as a result of an increase in net borrowings on the line of credit and long-term borrowings offset by the issuance of common stock in the prior year.

Sources of Capital:
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of June 30, 2014, San Jose Water Company's funded debt and equity were approximately 45% and 55%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator's guidelines.
On January 24, 2014, San Jose Water Company entered into a note agreement (the “Note Agreement”) with John Hancock Life Insurance Company (U.S.A.) and its affiliate (the “Purchaser”), pursuant to which San Jose Water Company agreed to sell an aggregate principal amount of $50,000 of its 5.14% senior note, Series L (the “Notes”) to the Purchaser. The senior note is an unsecured obligation of San Jose Water Company and is due on the date that is the 30th anniversary of the issuance of the senior note. Interest is payable semi-annually in arrears on March 1 and September 1 of each year. The Note Agreement contains customary representations and warranties. The Company has agreed to customary affirmative and negative covenants for as long as the Notes are outstanding, including, subject to certain exceptions and qualifications, among other things, limitation on indebtedness based on a specified debt to capitalization ratio and a net income to interest charge ratio. The Notes are subject to customary events of default, the occurrence of which may result in all of the Notes then outstanding becoming immediately due and payable. The consummation of the transaction contemplated under the Note Agreement is subject to customary closing conditions, including the execution and delivery of the Notes. The closing of the transaction is subject to customary conditions and is expected to occur on August 7, 2014.
SJW Corp.'s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of June 30, 2014, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of June 30, 2014, San Jose Water Company's funded debt was 45% of total capitalization and the net income available for interest charges was 288% of interest charges. As of June 30, 2014, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2014, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.'s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2014, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of June 30, 2014, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $85,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At

June 30, 2014, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $44,800. These lines of credit bear interest at variable rates. They will expire on September 1, 2016. The cost of borrowing on SJW Corp.'s short-term credit facilities averaged 1.1% as of June 30, 2014. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2014, SJW Corp.'s funded debt was 51% of total capitalization and the net income available for interest charges was 267% of interest charges. As of June 30, 2014, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2014, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company's variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 259,151 shares of common stock of California Water Service Group as of June 30, 2014, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On July 30, 2014, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1875 per share of common stock. The dividend will be paid on September 2, 2014 to shareholders of record as of the close of business on August 11, 2014.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	August 6, 2014	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Second Amendment to Credit Agreement dated as of June 23, 2014 between San Jose Water Company and Wells Fargo Bank, National Association, and Revolving Line of Credit Note dated June 23, 2014. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on June 25, 2014.

10.2	Third Amendment to Credit Agreement dated as of August 1, 2014 between San Jose Water Company and Wells Fargo Bank, National Association. (1)

10.3
Second Amendment to Credit Agreement dated as of June 23, 2014 between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association, and Revolving Line of Credit Note dated June 23, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on June 25, 2014.

10.4	Third Amendment to Credit Agreement dated as of August 1, 2014 between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.