Form 10-Q
period 2014-09-30
SJW CORP
filed 2014-11-06
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 24, 2014, there were 20,238,134 shares of the registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
OPERATING REVENUE	$125,430	85,238	$250,382	209,607
OPERATING EXPENSE:
Production Expenses:
Purchased water	15,616	21,092	37,288	49,525
Power	3,453	3,074	7,565	5,736
Groundwater extraction charges	17,286	13,142	42,250	27,257
Other production expenses	3,073	3,080	8,936	8,675
Total production expenses	39,428	40,388	96,039	91,193
Administrative and general	10,574	10,706	29,534	32,285
Maintenance	3,975	3,325	10,822	9,958
Property taxes and other non-income taxes	2,872	2,686	8,251	7,769
Depreciation and amortization	9,467	8,787	28,447	26,346
Total operating expense	66,316	65,892	173,093	167,551
OPERATING INCOME	59,114	19,346	77,289	42,056
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(5,050)	(4,722)	(14,145)	(14,045)
Mortgage and other interest expense	(347)	(287)	(1,076)	(942)
Gain on sale of California Water Service Group stock	—	—	2,017	—
Gain on sale of real estate investment	281	—	554	1,063
Dividend income	42	62	147	185
Other, net	57	354	716	1,314
Income before income taxes	54,097	14,753	65,502	29,631
Provision for income taxes	15,731	5,803	19,384	11,924
NET INCOME	38,366	8,950	46,118	17,707
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investment	(271)	185	(32)	450
Reclassification adjustment for gain realized on sale of investments	—	—	(1,171)	—
COMPREHENSIVE INCOME	$38,095	9,135	$44,915	18,157
EARNINGS PER SHARE
Basic	$1.90	0.44	$2.28	0.90
Diluted	$1.88	0.44	$2.26	0.89
DIVIDENDS PER SHARE	$0.19	0.18	$0.56	0.55
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,231,426	20,151,729	20,213,676	19,643,290
Diluted	20,424,140	20,346,817	20,402,605	19,839,426
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS
Utility plant:
Land	$10,867	10,418
Depreciable plant and equipment	1,327,949	1,254,586
Construction in progress	34,319	30,846
Intangible assets	19,149	18,341
	1,392,284	1,314,191
Less accumulated depreciation and amortization	442,429	415,453
	949,855	898,738
Real estate investments	73,790	78,477
Less accumulated depreciation and amortization	11,201	10,658
	62,589	67,819
CURRENT ASSETS:
Cash and cash equivalents	5,599	2,299
Accounts receivable:
Customers, net of allowances for uncollectible accounts	18,077	14,496
Income tax	1,981	1,661
Other	719	476
Accrued unbilled utility revenue	22,593	17,556
Materials and supplies	1,138	1,045
Prepaid expenses	3,113	2,119
Current regulatory assets, net	17,308	—
	70,528	39,652
OTHER ASSETS:
Investment in California Water Service Group	5,815	8,885
Unamortized debt issuance, broker and reacquisition costs	5,343	5,176
Net regulatory assets, less current portion	109,537	83,543
Other	6,437	6,173
	127,132	103,777
	$1,210,104	1,109,986

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,237,660 shares on September 30, 2014 and 20,169,211 on December 31, 2013	$10,541	10,505
Additional paid-in capital	64,919	63,017
Retained earnings	278,918	244,266
Accumulated other comprehensive income	2,184	3,387
Total shareholders' equity	356,562	321,175
Long-term debt, less current portion	384,514	334,997
	741,076	656,172
CURRENT LIABILITIES:
Line of credit	8,200	22,400
Current portion of long-term debt	624	554
Accrued groundwater extraction charges and purchased water	10,394	7,116
Purchased power	1,247	665
Accounts payable	12,311	12,587
Accrued interest	5,914	5,369
Accrued property taxes and other non-income taxes	3,123	1,618
Accrued payroll	3,822	3,198
Other current liabilities	6,118	5,688
	51,753	59,195
DEFERRED INCOME TAXES	157,820	140,736
UNAMORTIZED INVESTMENT TAX CREDITS	1,330	1,375
ADVANCES FOR CONSTRUCTION	71,830	70,043
CONTRIBUTIONS IN AID OF CONSTRUCTION	135,080	132,260
DEFERRED REVENUE	1,346	1,213
POSTRETIREMENT BENEFIT PLANS	44,329	43,496
OTHER NONCURRENT LIABILITIES	5,540	5,496
COMMITMENTS AND CONTINGENCIES	—	—
	$1,210,104	1,109,986

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$46,118	17,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,635	27,510
Deferred income taxes	18,488	10,211
Share-based compensation	774	786
Gain on sale of real estate investment	(554)	(1,063)
Gain on sale of California Water Service Group stock	(2,017)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(8,638)	(13,067)
Accounts payable, purchased power and other current liabilities	1,047	(1,948)
Accrued groundwater extraction charges and purchased water	3,278	6,109
Tax receivable and accrued taxes	1,428	2,517
Postretirement benefits	833	4,312
Regulatory asset related to balancing and memorandum accounts	(43,331)	(3,536)
Other changes, net	(1,160)	(2,326)
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,901	47,212
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(70,255)	(59,503)
Contributions in aid of construction	(7,311)	(8,280)
Additions to real estate investments	(9)	(4,177)
Payments for business/asset acquisition and water rights	(1,584)	(1,587)
Cost to retire utility plant, net of salvage	(874)	(1,814)
Proceeds from sale of real estate investment	4,572	8,831
Proceeds from sale of California Water Service Group stock	3,056	—
NET CASH USED IN INVESTING ACTIVITIES	(72,405)	(66,530)
FINANCING ACTIVITIES:
Borrowings from line of credit	51,200	25,200
Repayments of line of credit	(65,400)	(33,500)
Long-term borrowings	50,000	—
Repayments of long-term borrowings	(413)	(5,258)
Dividends paid	(11,373)	(10,764)
Issuance of common stock, net of issuance costs	—	35,894
Exercise of stock options and similar instruments	917	878
Tax benefits realized from share options exercised	306	27
Receipts of advances and contributions in aid of construction	6,601	9,233
Refunds of advances for construction	(2,034)	(1,695)
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,804	20,015
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,300	697
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,299	2,522
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,599	3,219
Cash paid during the period for:
Interest	$15,651	15,478
Income taxes	1,930	2,185
Supplemental disclosure of non-cash activities:
(Decrease) increase in accrued payables for construction costs capitalized	(296)	4,141
Utility property installed by developers	3,242	190
Increase in real estate investments due to accrued tenant improvements	—	379
Accrued intangible assets and other charges related to water supply project in Texas	—	2,209

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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
Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater, and lower in the winter months when cooler temperatures and increased rainfall curtail water usage and sales. Our service area in California is in the midst of a record drought. In response to this, on January 17, 2014, Governor Edmund G. Brown Jr. proclaimed a State of Emergency and directed state officials to take necessary actions to prepare for drought conditions.
The Santa Clara Valley Water District (“SCVWD”), San Jose Water Company's water wholesaler, has set a target of a 20% reduction for water use in 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. Effective March 31, 2014, San Jose Water Company received approval from the California Public Utilities Commission (“CPUC”) for a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) to track any revenue shortfall and a Mandatory Conservation Memorandum Account (“MCMA”) to track operational and administrative costs associated with implementation of the 20% conservation goal. San Jose Water Company will record the impact of the MCRAMA and MCMA regulatory accounts once probability of recovery can be determined and collection can be assured within 24 months after the end of the fiscal year in which the revenue is recorded. For further discussion, please see Note 9.
On August 14, 2014, the CPUC issued a decision on San Jose Water Company's General Rate Case filing for the years 2013-2015. The decision authorized an increase of revenue for 2013 and 2014 and provided authorization to file to increase rates for 2015 in November 2014. San Jose Water Company was also authorized to file for a surcharge to true-up the difference between interim rates and authorized rates. On September 29, 2014, the CPUC approved a surcharge of $46,700 to true-up the difference between interim rates and authorized rates as well as one-time refunds of $200. For further discussion, please see Notes 9 and 10.
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“2014 ESPP”). For the three months ended September 30, 2014 and 2013, 180 and 452 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2014 and 2013, 1,309 and 1,597 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended September 30, 2014 and 2013, the amounts allocated to administrative and general expense were $396 and $385, respectively. For the nine months ended September 30, 2014 and 2013, the amounts allocated to administrative and general expense were $1,188 and $1,164, respectively.

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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of September 30, 2014, the remaining shares available for issuance under the Incentive Plan were 1,073,817, and 346,296 shares were issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units. In addition, shares are issued to employees under the ESPP. SJW Corp. also had a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allowed eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. The DRSPP was terminated effective as of April 14, 2014.
The compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$76	70	$148	128
Restricted stock and deferred restricted stock	247	127	626	658
Total compensation costs charged to income	$323	197	$774	786
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	27	$59	27
Restricted stock and deferred restricted stock	(3)	(95)	247	—
Total excess tax benefits realized from share options exercised and stock issuance	$(3)	(68)	$306	27
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	96	$44	96
DRSPP	—	21	34	59
ESPP	433	395	839	723
Total proceeds from the exercise of stock options and similar instruments	$433	512	$917	878
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
On August 4, 2014, a total of 36,988 restricted stock units were granted to a key employee of SJW Corp. which includes performance-based restricted stock units covering a target number of shares of SJW Corp.'s common stock equal to 19,917 that will convert, if earned, between August 4, 2014 and December 31, 2017, based on the terms of the award. The number of shares issuable under the award, ranging between 0% and 200% of the target number of shares, is based on the level of actual attainment of specified performance goals. These units do not include dividend equivalent rights. The fair value of the

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

performance-based restricted awards was estimated using the fair value of SJW Corp.'s common stock with the effect of market condition and no dividend yield on the date of grant, and assumes the performance goals will be attained. Share-based compensation expense is recognized at $26.81 per unit. If such goals are not met and requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed. The remainder of restricted stock units granted, 17,071 units, will vest in three equal successive installments upon completion of each year of service, beginning from January 1, 2015, with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $24.14 per unit is being recognized over the service period beginning in 2015.
As of September 30, 2014, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,863. This cost is expected to be recognized over a remaining weighted-average period of 1.58 years.
Employee Stock Purchase Plan
The 2014 ESPP allows eligible employees to purchase shares of SJW Corp.'s common stock at 85% of the fair value of shares on the purchase date. Under the 2014 ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 400,000 shares of common stock have been reserved for issuance under the 2014 ESPP.
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.'s recorded expenses were $37 and $112 for the three and nine months ended September 30, 2014, respectively, and $34 and $102 for the three and nine months ended September 30, 2013, respectively, related to the 2014 ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 30, 2015 for the 2014 ESPP is approximately $48. This cost is expected to be recognized during the fourth quarter of 2014 and first quarter of 2015.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offered shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock were reserved for issuance under the DRSPP. For the three and nine months ended September 30, 2014, 0 and 1,151 shares, respectively, were issued under the DRSPP. For the three and nine months ended September 30, 2013, 829 and 2,273 shares, respectively, have been issued under the DRSPP.
SJW Corp. terminated the DRSPP effective as of April 14, 2014. On April 16, 2014, SJW Corp. filed a Post-Effective Amendment No. 1 to the registration statement on Form S-3 (file no. 333-172048) with the SEC to deregister the 2,993,744 remaining shares of SJW Corp.'s common stock that were available for issuance under the DRSPP at the time of its termination.

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Land	$17,297	18,892
Buildings and improvements	56,164	59,256
Intangibles	329	329
Subtotal	73,790	78,477
Less: accumulated depreciation and amortization	11,201	10,658
Total	$62,589	67,819
Depreciation and amortization is computed using the straight-line method over the estimated life of the respective assets, ranging from 5 to 39 years.
On August 1, 2014, San Jose Water Company sold a nonutility property located in San Jose, California for $300. SJW Corp. recognized a pre-tax gain on the sale of real estate investment of $281, after selling expense of $10.
On June 30, 2014, SJW Land Company sold its retail building located in El Paso, Texas for $4,450. SJW Corp. recognized a pre-tax gain on the sale of real estate investment of $273, after selling expenses of $169.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

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
On September 13, 2013, the Department of Treasury and the Internal Revenue Service issued final tangible property regulations under provisions that generally are intended to simplify, clarify and make more administrable the 2011 temporary and proposed tangible property regulations. These regulations broadly apply to amounts to acquire, produce or improve tangible property, as well as dispositions of such property and provide criteria for determining whether such amounts can be deducted or should be capitalized as part of the asset. The final regulations generally are effective for tax years beginning on or after January 1, 2014. During the third quarter of 2014, management completed its evaluation of the capitalization elections under the new regulations in order to establish its method of complying with the new regulations and record the impact in the consolidated financial statements. To comply with the new regulations, SJW Corp. will apply the accounting method change in its 2014 tax returns for the expensing of certain utility asset improvement costs for tax purposes as of December 31, 2013 that were previously being capitalized for book and tax purposes. As of September 30, 2014, the estimated 2014 federal and state repairs and maintenance deduction under the new methodology was $19,395, resulting in an estimated $5,091 Federal deferred tax liability and a state income tax benefit of $853. During the third quarter of 2014, SJW Corp. also completed a detailed analysis of the repairs and maintenance deduction related to 2013 and prior years, and recorded the estimated federal and state impact in the consolidated financial statements as of September 30, 2014. SJW Corp.'s Internal Revenue Code (“IRC”) §481(a) adjustment for Federal purposes was estimated to be $41,171 and resulted in a $14,410 deferred tax liability as of September 30, 2014. SJW Corp.'s IRC §481(a) adjustment for state purposes was estimated to be $83,524 and resulted in a $4,799 reduction to state income tax expense for the three and nine months ended September 30, 2014.

Note 5.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company's pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$1,056	1,239	$3,167	3,717
Interest cost	1,651	1,475	4,954	4,425
Other cost	627	1,208	1,883	3,624
Expected return on assets	(1,670)	(1,380)	(5,011)	(4,140)
	$1,664	2,542	$4,993	7,626

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements at September 30, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$7,261	$7,261	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	2,402	2,378	24	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	35,541	35,541	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,731	5,731	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	3,010	3,010	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,832	4,832	—	—
REIT	NAREIT - Equity REIT'S	4,480	—	4,480	—
Fixed Income (b)	(b)	35,747	—	35,747	—
Total		$99,004	$58,753	$40,251	$—
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
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

In 2014, San Jose Water Company expects to make required and discretionary cash contributions of up to $5,946 to the pension plans and Social Welfare Plan. For the three and nine months ended September 30, 2014, $1,819 and $3,638, respectively, has been contributed to the pension plans and Social Welfare Plan.

Note 6.	Segment and Nonregulated Business Reporting
SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and nonregulated businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated nonregulated variable interest entity, Acequia Water Supply Corporation, and (iv) Texas Water Alliance Limited, a nonregulated water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.'s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

	For Three Months Ended September 30, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$121,921	1,739	1,770	—	121,921	3,509	125,430
Operating expense	63,518	1,508	1,041	249	63,518	2,798	66,316
Operating income (loss)	58,403	231	729	(249)	58,403	711	59,114
Net income (loss)	37,907	68	795	(404)	37,907	459	38,366
Depreciation and amortization	8,984	89	394	—	8,984	483	9,467
Senior note, mortgage and other interest expense	4,573	—	262	562	4,573	824	5,397
Income tax expense (benefit) in net income	16,394	73	(441)	(295)	16,394	(663)	15,731
Assets	$1,121,925	17,606	66,457	4,116	1,121,925	88,179	1,210,104

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

	For Three Months Ended September 30, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$81,894	1,859	1,485	—	81,894	3,344	85,238
Operating expense	63,260	1,538	820	274	63,260	2,632	65,892
Operating income (loss)	18,634	321	665	(274)	18,634	712	19,346
Net income (loss)	9,114	109	132	(405)	9,114	(164)	8,950
Depreciation and amortization	8,293	90	404	—	8,293	494	8,787
Senior note, mortgage and other interest expense	4,197	—	268	544	4,197	812	5,009
Income tax expense (benefit) in net income	5,840	135	132	(304)	5,840	(37)	5,803
Assets	$1,053,710	16,443	71,176	8,511	1,053,710	96,130	1,149,840

	For Nine Months Ended September 30, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$240,514	4,520	5,348	—	240,514	9,868	250,382
Operating expense	165,623	3,596	3,118	756	165,623	7,470	173,093
Operating income (loss)	74,891	924	2,230	(756)	74,891	2,398	77,289
Net income (loss)	44,401	351	1,379	(13)	44,401	1,717	46,118
Depreciation and amortization	26,950	269	1,228	—	26,950	1,497	28,447
Senior note, mortgage and other interest expense	12,793	—	761	1,667	12,793	2,428	15,221
Income tax expense (benefit) in net income	19,154	314	(15)	(69)	19,154	230	19,384
Assets	$1,121,925	17,606	66,457	4,116	1,121,925	88,179	1,210,104

	For Nine Months Ended September 30, 2013
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non regulated	Non regulated	Non regulated	Regulated	Non regulated	Total
Operating revenue	$201,149	4,524	3,934	—	201,149	8,458	209,607
Operating expense	159,845	4,573	2,378	755	159,845	7,706	167,551
Operating income (loss)	41,304	(49)	1,556	(755)	41,304	752	42,056
Net income (loss)	18,400	(291)	801	(1,203)	18,400	(693)	17,707
Depreciation and amortization	24,879	270	1,197	—	24,879	1,467	26,346
Senior note, mortgage and other interest expense	12,495	—	853	1,639	12,495	2,492	14,987
Income tax expense (benefit) in net income	12,141	48	639	(904)	12,141	(217)	11,924
Assets	$1,053,710	16,443	71,176	8,511	1,053,710	96,130	1,149,840
 *    The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 7.	Long-Term Liabilities and Bank Borrowings
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
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

On January 24, 2014, San Jose Water Company entered into a note agreement with John Hancock Life Insurance Company (U.S.A.) and its affiliate (the “Purchaser”), pursuant to which San Jose Water Company agreed to sell an aggregate principal amount of $50,000 of its 5.14% senior note, Series L to the Purchaser. The senior note is an unsecured obligation of San Jose Water Company, due on the date that is the 30th anniversary of the issuance of the senior note. Interest is payable semi-annually in arrears on March 1 and September 1 of each year, commencing March 1, 2015. The transaction closed on August 7, 2014.
On June 23, 2014, San Jose Water Company, SJW Corp., SJW Land Company and Wells Fargo Bank, National Association (“Wells Fargo”) amended their respective credit agreements dated as of March 1, 2012, to extend the maturity date to September 1, 2016. In addition, San Jose Water Company and Wells Fargo increased the maximum principal amount available for borrowing from $75,000 to $85,000.
On August 1, 2014, San Jose Water Company, SJW Corp., SJW Land Company and Wells Fargo amended their respective credit agreements dated as of March 1, 2012, to modify the period during which the borrower is required to maintain a zero balance under the credit agreement for 30 consecutive days.

Note 8.	Fair Value Measurement
The following instruments are not measured at fair value on the SJW Corp.'s condensed consolidated balance sheets as of September 30, 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2014 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended September 30, 2014. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 5.
The fair value of SJW Corp.'s long-term debt was approximately $469,092 and $395,684 as of September 30, 2014 and December 31, 2013, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $385,138 and $335,551 as of September 30, 2014 and December 31, 2013, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

The following table summarizes the fair value of the SJW Corps.'s investment in California Water Service Group as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$5,815	5,815	—	—

	Fair Value Measurements at December 31, 2013
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Investment in California Water Service Group	$8,885	8,885	—	—

Note 9.	Regulatory Rate Filings
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
On August 14, 2014, the CPUC issued Decision No. 14-08-006 in San Jose Water Company's General Rate Case filing for the years 2013-2015. This Decision resolved all issues in San Jose Water Company's General Rate Case and closed the proceeding. The Decision authorized an increase of revenue of $22,102, or 9.81%, for 2013 and $13,274, or 5.21% for 2014, and provides San Jose Water Company authorization to file to increase rates for 2015 in November 2014. Additionally, due to the nearly 20 month delay in receiving the Decision, San Jose Water Company was authorized to file for a surcharge to true-up the difference between interim rates (i.e. rates that were actually in effect since January 1, 2013) and authorized rates (i.e. rates that should have been effect since January 1, 2013). The Company filed for this surcharge on August 29, 2014 with Advice Letter No. 465, requesting the CPUC to implement a surcharge to recover balances in San Jose Water Company's 2013 General Rate Case Interim Rates Memorandum Account. In this filing, San Jose Water Company sought to recover $46,700 of revenue which was not collected over the period of January 1, 2013 through August 14, 2014 due to the delayed decision in San Jose Water Company's General Rate Case Application. The retroactive adjustment reflects the impact of actual usage compared to what was authorized in the Decision for 2013 and the combined impact of 2013 and 2014 rate increases for 2014. This recovery was authorized in Decision No. 14-08-006. San Jose Water Company intends to recover the uncollected revenue over a three-year period via a $0.2888 per CCF surcharge applied to all customer usage as authorized in the 2012 General Rate Case. This surcharge was approved by the CPUC effective September 29, 2014.
On October 3, 2013, CLWSC filed a rate case with the Texas Commission on Environmental Quality (“TCEQ”). The filing contained a request for an average system-wide rate increase of 23.1%, or $2,400. With the exception of customers served

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

within the City of Bulverde, the new rates became effective on December 2, 2013. Subsequently, effective March 1, 2014, a rate settlement agreement was reached with the City of Bulverde with rate increases being phased-in over a 28-month period. Prior to approval by the TCEQ, the new rates are subject to adjustment and refund for customers outside the City of Bulverde. A preliminary hearing in the matter for customers outside the City of Bulverde was completed on July 22, 2014. A settlement proposal was submitted for the commission's consideration on November 3, 2014, and a decision is expected in the fourth quarter of 2014. CLWSC has recognized the average 23.1% increase in accordance with ASC Topic 980 which provides guidance when a regulated entity is permitted to bill requested rate increases before the regulator has ruled on the request. If information becomes available that indicates it is probable that any of the average 23.1% rate increase will need to be refunded and the amount of refund can be reasonably estimated, a loss contingency shall be accrued. CLWSC has determined at this time that it is not probable that any of the rate increase will need to be refunded. Management does not anticipate that the final TCEQ decision will materially affect SJW Corp.'s financial position, results of operations or cash flows.

Note 10.	Balancing and Memorandum Account Recovery Procedures
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
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the MCRAMA, collection of the account balance must occur within 24 months of the end of the year the revenue is recorded. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy FASB ASC Topic 980 - “Regulated Operations,” subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in SJW Corp.'s financial statements.
San Jose Water Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and increased revenue and regulatory assets as follows:

	Three months ended September 30, 2014				Three months ended September 30, 2013
	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$(1,511)	(154)	23	(1,642)	$(1,558)	(279)	—	(1,837)

Balancing accounts:
Water supply costs	(1,221)	2,477	(17)	1,239	(1,833)	679	—	(1,154)
Pension	9,672	(6,625)	(123)	2,924	8,307	825	—	9,132
2012 General Rate Case true-up	—	46,456	—	46,456	—	—	—	—
All others	1,858	(81)	(9)	1,768	1,314	536	—	1,850
Total balancing accounts	$10,309	42,227	(149)	52,387	$7,788	2,040	—	9,828

Total	$8,798	42,073	(126)	50,745	$6,230	1,761	—	7,991

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$(1,895)	230	23	(1,642)	$(1,887)	928	(878)	(1,837)

Balancing accounts:
Water supply costs	(2,378)	3,634	(17)	1,239	(1,590)	436	—	(1,154)
Pension	9,734	(6,687)	(123)	2,924	6,657	2,475	—	9,132
2012 General Rate Case true-up	—	46,456	—	46,456	—	—	—	—
All others	2,229	(452)	(9)	1,768	369	1,481	—	1,850
Total balancing accounts	$9,585	42,951	(149)	52,387	$5,436	4,392	—	9,828

Total	$7,690	43,181	(126)	50,745	$3,549	5,320	(878)	7,991
On September 29, 2014, the CPUC approved a surcharge to true-up the difference between interim rates and authorized rates of $46,700 to be recovered over a three-year period as well as one-time refunds of $200 as authorized in the 2012 General Rate Case. The net amount of $46,500 has been recorded in the 2012 General Rate Case true-up row in the table above. This amount includes $2,800 related to water supply and pension balancing accounts that have previously been recorded and have been deducted from the appropriate row in the table above.
As of September 30, 2014, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,721, of which 87% relates to the MCMA and MCRAMA. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2014
(in thousands, except share and per share data)

Note 11.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of September 30, 2014 and December 31, 2013:

Description	September 30, 2014	December 31, 2013
Regulatory assets:
Income tax temporary differences, net	$8,220	8,220
Postretirement pensions and other medical benefits	62,949	62,949
2012 General Rate Case true-up	46,456	—
Pension balancing account	2,924	9,734
Water rate assistance program balancing account	2,189	2,590
Water supply balancing accounts	1,239	—
Other	5,134	4,725
Total regulatory assets	$129,111	88,218
Regulatory liabilities:
Cost of capital memorandum account	$2,266	2,297
Water supply balancing accounts	—	2,378
Total regulatory liabilities	$2,266	4,675
Total regulatory assets, net in Consolidated Balance Sheets	$126,845	83,543
Less: current regulatory asset, net	17,308	—
Total regulatory assets, net, less current portion	$109,537	83,543

Note 12.	Legal Proceedings
SJW Corp. is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Corp. or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Corp.'s business, financial position, results of operations or cash flows.

Note 13.	Sale of California Water Service Group Stock
On June 30, 2014, SJW Corp. sold 125,969 shares of California Water Service Group for $3,056, before fees of $10. SJW Corp. recognized a gain on the sale of the stock of approximately $2,017, tax expense of approximately $822, for a net gain of $1,195. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $1,171 and was based on the fair value of the stock as of March 31, 2014. As of September 30, 2014, SJW Corp. held 259,151 shares of California Water Service Group. The company classifies its investment in California Water Service Group as available for sale. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share amounts and otherwise noted)
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

General:
SJW Corp. is a holding company with four subsidiaries: San Jose Water Company, SJW Land Company, SJWTX, Inc., and Texas Water Alliance Limited.
San Jose Water Company, a wholly owned subsidiary of SJW Corp., is a public utility in the business of providing water service to approximately 229,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
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
San Jose Water Company also has approximately 700 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside areas adjacent to San Jose Water Company's various watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended September 30, 2014:

				% for Nine Months Ended September 30, 2014 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	10%	10%
Retail building *	El Paso, Texas	2	14,000	3%	1%
Warehouse building	Phoenix, Arizona	11	176,000	12%	9%
Warehouse building	Knoxville, Tennessee	30	361,500	33%	29%
Commercial building	Knoxville, Tennessee	15	135,000	42%	51%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*	On June 30, 2014, SJW Land Company closed the sale of its Texas retail building. Revenue and expense amounts are through the sale closing date. Expense amount excludes the gain on sale of property.
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 12,000 connections that serve approximately 36,000 people. CLWSC's service area comprises more than 240 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January 2013, TWA's permits were approved by the groundwater district in Gonzales County. The permits were subsequently received in March 2013.

Business Strategy for Water Utility Services:
SJW Corp. focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)	Regional nonregulated water utility related services provided in accordance with the guidelines established by the CPUC in California and the TCEQ in Texas;

(3)	Out-of-region water and utility related services.
As part of its pursuit of the above three strategic areas, SJW Corp. considers from time to time opportunities to acquire businesses and assets. However, SJW Corp. cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, any transaction will involve numerous risks, including the possibility of incurring more costs than benefits derived from the acquisition, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management's attention from day-to-day operations of the business, the potential for a negative impact on SJW Corp.'s financial position and operating results, entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. SJW Corp. cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.

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
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the three months ended September 30, 2014 and 2013, the surcharge was $1,136 and $1,132, respectively. For the nine months ended September 30, 2014 and 2013, the surcharge was $2,752 and $2,764, respectively.
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
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the MCRAMA, collection of the account balance must occur within 24 months of the end of the year the revenue is recorded. In assessing the probability criteria for balancing and memorandum accounts between rate cases, SJW Corp. considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980, subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the SJW Corp.'s financial statements.
It is typical for the CPUC to incorporate any over-collected and/or under-collected balances in balancing or memorandum accounts into customer rates at the time rate decisions are made as part of San Jose Water Company's general rate case proceedings by assessing temporary surcredits and/or surcharges. In the case where San Jose Water Company's balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, San Jose Water Company can request the CPUC to recognize the amounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. San Jose Water Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the year-to-date period ended September 30, 2014 or during the year ended December 31, 2013.
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
Overview
SJW Corp.'s consolidated net income for the three months ended September 30, 2014 was $38,366, an increase of $29,416 or approximately 329%, from $8,950 for the same period in 2013. SJW Corp.'s consolidated net income for the nine months ended September 30, 2014 was $46,118, an increase of $28,411 or approximately 160%, from $17,707 for the same period in 2013. The increase in net income was primarily due to the recognition of $46,456 true-up revenue resulting from the general rate case decision. On September 29, 2014, the CPUC approved a surcharge to true-up the difference between interim rates and authorized rates of $46,700 as well as one-time refunds of $200. Collection of the surcharge is authorized to occur over a three-year period which commenced on October 2, 2014.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Water Utility Services	$123,660	83,753	$245,034	205,673
Real Estate Services	1,770	1,485	5,348	3,934
	$125,430	85,238	$250,382	209,607
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2014 vs. 2013		Nine months ended September 30, 2014 vs. 2013
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(5,918)	(7)%	$(10,669)	(5)%
New customers increase	520	—%	1,290	—%
Rate increases	5,117	6%	10,062	5%
Balancing and memorandum accounts	(6,269)	(7)%	(8,721)	(4)%
2012 General Rate Case true-up	46,456	55%	46,456	22%
Texas general rate case refund	—	—%	943	—%
Real Estate Services	286	—%	1,414	1%
	$40,192	47%	$40,775	19%
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Water Utility Services	$65,026	64,798	$169,219	164,418
Real Estate Services	1,041	820	3,118	2,378
All Other	249	274	756	755
	$66,316	65,892	$173,093	167,551

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2014 vs. 2013		Nine months ended September 30, 2013 vs. 2012
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$1,084	2%	$4,526	3%
Change in usage and new customers	(4,376)	(7)%	(6,298)	(4)%
Purchased water and groundwater extraction charge and energy price increase	2,332	4%	6,618	4%
Total water production expenses	(960)	(1)%	4,846	3%
Administrative and general	(132)	—%	(2,751)	(2)%
Maintenance	650	1%	864	1%
Property taxes and other non-income taxes	186	—%	482	—%
Depreciation and amortization	680	1%	2,101	1%
	$424	1%	$5,542	3%
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
CLWSC's water supply consists of groundwater from wells and purchased raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake and other sources at prices that may be adjusted periodically by GBRA.
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% Change	Nine months ended September 30,		Increase/ (decrease)	% Change
	2014	2013			2014	2013
Purchased water	5,870	8,579	(2,709)	(17)%	14,707	21,476	(6,769)	(17)%
Groundwater	7,709	6,457	1,252	8%	19,948	14,080	5,868	15%
Surface water	138	564	(426)	(3)%	230	2,201	(1,971)	(5)%
Reclaimed water	296	270	26	—%	578	535	43	—%
	14,013	15,870	(1,857)	(12)%	35,463	38,292	(2,829)	(7)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for September 30, 2014 and 2013 approximated 6.9% and 6.1%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience, the trend and efforts in reducing Water Utility Services' unaccounted-for water through main replacements and lost water reduction programs.
Water production expenses
For the three months ended September 30, 2014 compared to the same period in 2013, the decrease in water production expenses was primarily attributable to a decrease in customer water usage. This decrease was offset by higher per unit costs for purchased water, groundwater extraction and energy charges and a decrease in the use of available surface water supply. For the nine months ended September 30, 2014 compared to the same period in 2013, the increase in water production expenses was primarily attributable to higher per unit costs for purchased water, groundwater extraction and energy charges and a decrease in the use of available surface water supply. Effective July 1, 2014, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%. These increases were partially offset by a decrease in customer water usage.

Other Operating Expenses
Operating expenses, excluding water production expenses, increased $1,384 for the three months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to an increase of $680 in depreciation expense due to increases in utility plant, $650 increase in maintenance expenses due to an increase in leak repairs, and an increase of $186 in property taxes and other non-income taxes as a result of increased utility plant. This increase was offset by a $132 decrease in administrative and general expenses.
Operating expenses, excluding water production expenses, increased $696 for the for the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily attributable to an increase of $2,101 in depreciation expense due to increases in utility plant, $864 in maintenance expenses due to an increase in leak repairs and $482 in property taxes and other non-income taxes as a result of increased utility plant. These increases were offset by a $2,751 decrease in administrative and general expenses due to payments incurred in the prior year relating to our Texas water supply project, a decrease in pension expense due to an increasing discount rate coupled with an increase in return on pension plan assets and lower recycled water retrofit program expenses.
Other (Expense) Income
For the three months ended September 30, 2014 compared to the same period in 2013, the change in other (expense) income was primarily due to a $281 pre-tax gain from the sale of a nonutility property, partially offset by a decrease in non-tariffed business activities. No similar sale occurred in the third quarter of 2013. For the nine months ended September 30, 2014 compared to the same period in 2013, the change in other (expense) income was primarily due to a $2,017 pre-tax gain from the sale of California Water Service Group stock, partially offset by a decrease in the pre-tax gain from the sale of our Texas property and California nonutility property compared to the pre-tax gain recorded in the prior year on the sale of our Connecticut property.
Provision for Income Taxes
For the three months ended September 30, 2014 compared to the same period in 2013, income tax expense increased $9,928 primarily due to higher pre-tax income offset by the impact of a state income tax benefit of $5,652 related to the adoption of new Internal Revenue Service Tangible Property Regulations. The effective consolidated income tax rates were 29% and 39% for the three months ended September 30, 2014 and 2013, respectively.
For the nine months ended September 30, 2014 compared to the same period in 2013, income tax expense increased $7,460 as a result of higher pre-tax income offset by the impact of a state income tax benefit of $5,652 related to the adoption of new Internal Revenue Service Tangible Property Regulations, and the recognition of $880 in California State enterprise zone sales and use tax credits related to tax years 2008 through 2012. The effective consolidated income tax rates were 30% and 40% for the nine months ended September 30, 2014 and 2013, respectively.
On September 13, 2013, the Department of Treasury and the Internal Revenue Service issued final tangible property regulations under provisions that generally are intended to simplify, clarify and make more administrable the 2011 temporary and proposed tangible property regulations. These regulations broadly apply to amounts to acquire, produce or improve tangible property, as well as dispositions of such property and provide criteria for determining whether such amounts can be deducted or should be capitalized as part of the asset. The final regulations generally are effective for tax years beginning on or after January 1, 2014. During the third quarter of 2014, management completed its evaluation of the capitalization elections under the new regulations in order to establish their method of complying with the new regulations and record the impact in the financial statements. To comply with the new regulations, SJW Corp. will apply the accounting method change in the 2014 tax returns for the expensing of certain utility asset improvement costs for tax purposes as of December 31, 2013 that were previously being capitalized for book and tax purposes. As of September 30, 2014, the estimated 2014 federal and state repairs and maintenance deduction under the new methodology was $19,395, resulting in an estimated $5,091 Federal deferred tax liability and a state income tax benefit of $853. During the third quarter of 2014, SJW Corp. also completed a detailed analysis of the repairs and maintenance deduction related to 2013 and prior years, and recorded the estimated federal and state impact in the consolidated financial statements as of September 30, 2014. SJW Corp.'s Internal Revenue Code (“IRC”) §481(a) adjustment for Federal purposes was estimated to be $41,171 and resulted in a $14,410 deferred tax liability as of September 30, 2014. SJW Corp.'s IRC §481(a) adjustment for state purposes was estimated to be $83,524 and resulted in a $4,799 reduction to state income tax expense for the three and nine months ended September 30, 2014.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three and nine months ended September 30, 2014 compared to the same period in 2013 was due to a change in market value and partial sale of SJW Corp.'s investment in California Water Service Group stock during the second quarter of 2014.

Water Supply
On October 1, 2014, SCVWD's 10 reservoirs were approximately 35% full with 59,416 acre-feet of water in storage. As reported by SCVWD, for the first quarter of the rainfall season that commenced on July 1, 2014 and ends on June 30, 2015, there was no measurable rainfall. As of September 30, 2014, San Jose Water Company's Lake Elsman contained 190 acre-feet of water, none of which can be utilized. In addition, the rainfall at San Jose Water Company's Lake Elsman was measured at 0.87 inches for the rainfall season. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company's results of operations. San Jose Water Company will utilize additional water from its portfolio of groundwater supplies in 2014, and believes that its various potable water sources will be sufficient to meet customer demand through the remainder of 2014.
In response to the driest year (2013) in recorded California state history, on January 17, 2014, Governor Edmund G. Brown Jr. proclaimed a State of Emergency and directed state officials to take necessary actions to prepare for drought conditions. On February 25, 2014, the SCVWD set a target of a 20% reduction in water use for 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. San Jose Water Company is actively coordinating with the SCVWD to meet the recommended reduction in water use. Effective March 1, 2014, the SCVWD reduced all treated water deliveries to 80% of monthly contract allocations through December 31, 2014. On March 31, 2014, San Jose Water Company received CPUC authorization to implement water conservation rules as defined in Tariff Rule 14.1. Rule 14.1 focuses primarily on outdoor water use which accounts for 50% of a typical customer's water usage. On July 29, 2014, the State Water Resources Control Board adopted new emergency regulations requiring California urban water systems to implement mandatory outdoor residential water use restrictions. San Jose Water Company's water conservation rules, which mirror those of the State Water Board's, have been in effect since March 31, 2014, as ordered by the CPUC. On August 14, 2014, the CPUC provided additional guidance to its investor-owned water utilities to comply with the State Water Board's rules by requiring customer notification, monthly reporting of water usage data and coordination with local law enforcement agencies to enforce the rules. San Jose Water Company is complying with the CPUC's resolution and is working with local governments as well as the SCVWD to communicate consistent messages to the public. For the months of July, August and September, San Jose Water Company's regulated water production was down 11%, 13% and 14%, respectively, compared to the same three months in 2013. SJW Corp. and San Jose Water Company, provide additional information on their web sites relating to ongoing water conservation measures taken or to be taken in response to the historical drought conditions in California, including information on customer water usage. The web sites are accessible at www.sjwater.com and www.sjwcorp.com. SJW Corp. intends to update the web sites as appropriate during the period in which the water shortage contingency plan of SCVWD remains in effect.
CLWSC's water supply consists of groundwater from wells and purchased and treated raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake and other sources at prices that may be adjusted periodically by GBRA.
Regulation and Rates
Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and the opportunity to achieve a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
On February 28, 2014, San Jose Water Company submitted Advice Letter No. 456. In this advice letter, San Jose Water Company notified the CPUC that San Jose Water Company was implementing conservation Tariff Rule 14.1. The CPUC's Rule 14.1 provides voluntary conservation measures for customers, focusing primarily on outdoor water use which accounts for 50% of a typical customer's water usage. In addition, San Jose Water Company requested the implementation of a MCMA to track all operational and administrative costs associated with the implementation of Rule 14.1 and implementation of a MCRAMA to track any revenue shortfall associated with the implementation of the 20% conservation goal. The advice letter was approved on March 21, 2014 and the Rule 14.1 voluntary conservation measures, the MCMA, and MCRAMA all went into effect on March 31, 2014. San Jose Water Company will record the impact of the MCRAMA and MCMA regulatory accounts in its consolidated financial statements once probability of recovery can be determined and collection can be assured within 24 months of the year-end the revenue is recorded.
On March 17, 2014, San Jose Water Company filed Advice Letter No. 457. In Advice Letter No. 457, San Jose Water Company requested authorization for a rate base offset for improvements to the Montevina Water Treatment Plant. In Decision 13-07-028, the CPUC authorized San Jose Water Company to file annual advice letters to include in rate base properly recorded costs of the Montevina Water Treatment Plant upgrade project. This filing was the first such advice letter. San Jose Water Company will file similar annual advice letters until the project is completed. The current advice letter filing requests authorization for a revenue increase of approximately $123. This would result in an increase to rates of 0.05%. The CPUC authorized this increase, and the increase became effective on July 21, 2014

On May 23, 2014, San Jose Water Company filed Advice Letter No. 461 seeking authorization to increase revenue by $9,400, or approximately 3.6% to offset increases to SCVWD groundwater production charges and treated water charges. The CPUC authorized this increase, and the increase became effective on July 1, 2014.
On August 14, 2014, the CPUC issued Decision No. 14-08-006 in San Jose Water Company's General Rate Case filing for the years 2013-2015. This Decision resolved all issues in San Jose Water Company's General Rate Case and closed the proceeding. The Decision authorized an increase of revenue by $22,102, or 9.81%, for 2013 and $13,274, or 5.21% for 2014, and provides San Jose Water Company authorization to file to increase rates for 2015 in November 2014. Additionally, due to the nearly 20 month delay in receiving the Decision, San Jose Water Company was authorized to file for a surcharge to true-up the difference between interim rates (i.e. rates that were actually in effect since January 1, 2013) and authorized rates (i.e. rates that should have been effect since January 1, 2013). The Company filed for this surcharge on August 29, 2014 with Advice Letter No. 465, requesting the CPUC to implement a surcharge to recover balances in San Jose Water Company's 2013 General Rate Case Interim Rates Memorandum Account. In this filing, San Jose Water Company sought to recover $46,700 of revenue which was not collected over the period of January 1, 2013 through August 14, 2014 due to the delayed decision in San Jose Water Company's General Rate Case Application. The retroactive adjustment reflects the impact of actual usage compared to what was authorized in the Decision for 2013 and the combined impact of 2013 and 2014 rate increases for 2014. This recovery was authorized in Decision No. 14-08-006. San Jose Water Company sought to recover the uncollected revenue over a three-year period via a $0.2888 per CCF surcharge applied to all customer usage as authorized in the 2012 General Rate Case. This surcharge was approved by the CPUC effective September 29, 2014.
On September 15, 2014, San Jose Water Company filed an application for rehearing of Decision No. 14-08-006 to address a limited set of issues from San Jose Water Company's General Rate Case Decision No. 14-08-006. Specifically, San Jose Water Company sought rehearing on the duration of the interim rate period used to determine the General Rate Case true-up recovery and rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. This application for rehearing will not have an effect on the implementation of the rates determined in Decision No. 14-08-006.
Effective September 1, 2014, CLWSC became subject to the regulation of the Public Utilities Commission of Texas (“PUCT”). Prior to that time CLWSC was subject to regulation by the TCEQ. Both the PUCT and TCEQ authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
On August 21, 2013, the TCEQ issued a decision in CLWSC's 2010 rate case that supported a rate base of $38,000, a return on equity of 10.88%, and a 33% increase in revenue requirement. Since the rates authorized by the TCEQ were less than the interim rates, this resulted in a customer refund of approximately $1,000 for rate over-collections during the period of interim rates. In accordance with the TCEQ decision, the refund may be made over the same number of months that the customer paid the interim rates, or 33 months. This amount was recorded as a regulatory liability and reduction of revenue during the year ended December 31, 2013. In November 2013, CLWSC filed an appeal of the TCEQ decision with the District Court of Travis County alleging certain errors in the final decision. The appeal is currently pending before the District Court.
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a request for an average system-wide rate increase of 23.1%, or $2,400. With the exception of customers served within the City of Bulverde, the new rates became effective on December 2, 2013. Subsequently, effective March 1, 2014, a rate settlement agreement was reached with the City of Bulverde with rate increases being phased-in over a 28-month period. Prior to approval by the TCEQ, the new rates are subject to adjustment and refund for customers outside the City of Bulverde. A preliminary hearing in the matter for customers outside the City of Bulverde was completed on July 22, 2014. A settlement proposal was submitted for the commission's consideration on November 3, 2014, and a decision is expected in the fourth quarter of 2014. SJW Corp. has recognized the average 23.1% increase in accordance with ASC Topic 980 which provides guidance when a regulated entity is permitted to bill requested rate increases before the regulator has ruled on the request. If information becomes available that indicates it is probable that any of the average 23.1% rate increase will need to be refunded and the amount of refund can be reasonably estimated, a loss contingency shall be accrued. CLWSC has determined at this time that it is not probable that any of the rate increase will need to be refunded. Management does not anticipate that the final TCEQ decision will materially affect SJW Corp.'s financial position, results of operations or cash flows.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2014, SJW Corp. generated cash flows from operations of approximately $45,900, compared to $47,200 for the same period in 2013. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $1,300. This decrease was caused by a combination of the following factors: (1) recognition of the balancing and memorandum accounts, including the regulatory asset recorded in other current assets, drove a decrease of $39,800, (2) postretirement benefit changes caused a $3,500 decrease, (3) net income adjusted for non-cash items and gains from asset activity increased $37,300, (4) collections of previously billed and accrued receivables increased by $4,400, and (5) change in general working capital caused a $300 increase.
As of September 30, 2014, Water Utility Services' write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2013. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the nine months ended September 30, 2014, SJW Corp. used approximately $70,300 of cash for company-funded capital expenditures, $7,300 for developer-funded capital expenditures, and $1,600 for acquisitions. These uses were offset by cash proceeds of $4,600 from the sales of SJW Land Company's real estate investment in Texas and a nonutility property owned by San Jose Water Company, and $3,100 from the sale of California Water Service Group stock.
Water Utility Services' budgeted capital expenditures for 2014, exclusive of capital expenditures financed by customer contributions and advances, are $88,600. As of September 30, 2014, approximately $70,300 or 79% of the $88,600 has been spent.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2014 increased by approximately $9,800 from the same period in the prior year, primarily as a result of an increase of $50,000 in long-term borrowings, offset by a decrease in net borrowings on the line of credit, and a decrease due to the the issuance of common stock when compared to the prior year.

Sources of Capital:
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of September 30, 2014, San Jose Water Company's funded debt and equity were approximately 47% and 53%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator's guidelines.
On January 24, 2014, San Jose Water Company entered into a note agreement (the “Note Agreement”) with John Hancock Life Insurance Company (U.S.A.) and its affiliate (the “Purchaser”), pursuant to which San Jose Water Company agreed to sell an aggregate principal amount of $50,000 of its 5.14% senior note, Series L (the “Notes”) to the Purchaser. The senior note is an unsecured obligation of San Jose Water Company and is due on the date that is the 30th anniversary of the issuance of the senior note. Interest is payable semi-annually in arrears on March 1 and September 1 of each year. The Note Agreement contains customary representations and warranties. San Jose Water Company has agreed to customary affirmative and negative covenants for as long as the Notes are outstanding, including, subject to certain exceptions and qualifications, among other things, limitation on indebtedness based on a specified debt to capitalization ratio and a net income to interest charge ratio. The

Notes are subject to customary events of default, the occurrence of which may result in all of the Notes then outstanding becoming immediately due and payable. The transaction closed on August 7, 2014.
SJW Corp.'s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of September 30, 2014, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of September 30, 2014, San Jose Water Company's funded debt was 47% of total capitalization and the net income available for interest charges was 474% of interest charges. As of September 30, 2014, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2014, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.'s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2014, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of September 30, 2014, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $85,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At September 30, 2014, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $88,800. These lines of credit bear interest at variable rates. They will expire on September 1, 2016. The cost of borrowing on SJW Corp.'s short-term credit facilities averaged 1.1% as of September 30, 2014. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2014, SJW Corp.'s funded debt was 52% of total capitalization and the net income available for interest charges was 459% of interest charges. As of September 30, 2014, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2014, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Corp.'s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 259,151 shares of common stock of California Water Service Group as of September 30, 2014, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Corp.'s Form 10-K for the year ended December 31, 2013, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Corp.'s Form 10-K for the year ended December 31, 2013.

ITEM 5.	OTHER INFORMATION
On October 29, 2014, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.1875 per share of common stock. The dividend will be paid on December 1, 2014 to shareholders of record as of the close of business on November 10, 2014.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	November 5, 2014	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amendment to Credit Agreement dated as of August 1, 2014 between San Jose Water Company and Wells Fargo Bank, National Association.  Incorporated by reference as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 2014.

10.2
Third Amendment to Credit Agreement dated as of August 1, 2014 between SJW Corp., SJW Land Company and Wells Fargo Bank, National Association. Incorporated by reference as Exhibit 10.4 to Form 10-Q filed for the quarter ended June 30, 2014.

10.3
Amendment, effective as of July 30, 2014, to the Amended and Restated Employment Agreement of W. Richard Roth, together with Exhibit A (Form of Restricted Stock Unit Issuance Agreement - Service Award), Exhibit B (Form of Restricted Stock Unit Issuance Agreement - TSR Award), and Exhibit C (Form of Restricted Stock Unit Issuance Agreement - ROE Award).  Incorporated by reference as Exhibit 10.1 to Form 8-K filed on August 1, 2014.

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