Form 10-K
period 2014-12-31
SJW CORP
filed 2015-02-25
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $427 million based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of registrant's common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2015
Common Stock, $0.521 par value per share	20,336,409
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's Annual Meeting of Shareholders, to be held on April 29, 2015, are incorporated by reference into Part III of this Form 10-K where indicated.

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

•
SJW Land Company, a wholly owned subsidiary of SJW Corp., was incorporated in 1985. SJW Land Company owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Arizona and Tennessee, and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

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
On February 28, 2014, San Jose Water Company submitted Advice Letter No. 456. In the advice letter, San Jose Water Company notified the CPUC that San Jose Water Company was implementing conservation Tariff Rule 14.1. The CPUC's Tariff Rule 14.1 provides voluntary conservation measures for customers, focusing primarily on outdoor water use which accounts for 50% of a typical customer's water usage. In addition, San Jose Water Company requested the implementation of a Mandatory Conservation Memorandum Account (“MCMA”) to track all operational and administrative costs associated with the implementation of Rule 14.1 and implementation of a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) to track any revenue shortfall associated with the implementation of Santa Clara Valley Water District's (“SCVWD”) 20% conservation goal. The advice letter was approved on March 21, 2014 and the Rule 14.1 voluntary conservation measures, the MCMA, and MCRAMA all went into effect on March 31, 2014. San Jose Water Company will record the impact of the MCRAMA and MCMA regulatory accounts in its consolidated financial statements once probability of recovery can be determined and collection can be assured within 24 months of the year-end in which the revenue is recorded.
On March 17, 2014, San Jose Water Company filed Advice Letter No. 457. In Advice Letter No. 457, San Jose Water Company requested authorization for a rate base offset for improvements to the Montevina Water Treatment Plant. In Decision No. 13-07-028, the CPUC authorized San Jose Water Company to file annual advice letters to include in rate base properly recorded costs of the Montevina Water Treatment Plant upgrade project. This filing was the first such advice letter. San Jose Water Company will file similar annual advice letters until the project is completed. The current advice letter filing requested authorization for a revenue increase of approximately $123,000 which would result in an increase to rates of 0.05%. The CPUC authorized this increase, and the increase became effective on July 21, 2014.
On May 23, 2014, San Jose Water Company filed Advice Letter No. 461 seeking authorization to increase revenue by $9.4 million, or approximately 3.6% to offset increases to the SCVWD groundwater production charges and treated water charges. The CPUC authorized this increase, and the increase became effective on July 1, 2014.
On August 14, 2014, the CPUC issued Decision No. 14-08-006 in San Jose Water Company's General Rate Case filing for the years 2013-2015. This Decision resolved all issues in San Jose Water Company's General Rate Case and closed the proceeding. The Decision authorized an increase of revenue by $22.1 million, or 9.81%, for 2013 and $13.3 million, or 5.21% for 2014, and provided San Jose Water Company authorization to file to increase rates for 2015 in November 2014. The increases for 2013 and 2014 became effective on August 15, 2014 (via Advice Letter No. 463) and September 29, 2014 (via Advice Letter No. 464), respectively. Additionally, due to the nearly 20-month delay in receiving the Decision, San Jose Water Company was authorized to file for a surcharge to true-up the difference between interim rates (i.e. rates that were actually in effect since January 1, 2013) and authorized rates (i.e. rates that should have been in effect since January 1, 2013). On August 29, 2014, San Jose Water Company filed Advice Letter No. 465, seeking recovery of the $46.7 million balance accrued in the 2013 General Rate Case Interim Rates Memorandum Account over a three-year period via a $0.2888 per CCF surcharge applied to all customer usage as authorized in the General Rate Case decision. In this filing, San Jose Water Company sought to recover the revenue which was not collected over the period of January 1, 2013 through August 14, 2014 due to the delayed decision in San Jose Water Company's General Rate Case Application. The retroactive adjustment reflects the impact of actual usage compared to what was authorized in the Decision for 2013 and the combined impact of 2013 and 2014 rate increases for 2014. This recovery was authorized in Decision No. 14-08-006 and the surcharge became effective September 29, 2014, and accordingly San Jose Water Company recognized $46.7 million in the third quarter of 2014. Please also see Note 1 of Notes to Consolidated Financial Statements.
On September 15, 2014, San Jose Water Company filed an application for rehearing of Decision No. 14-08-006 to address a limited set of issues from San Jose Water Company's General Rate Case Decision No. 14-08-006. Specifically, San Jose Water Company sought rehearing on the duration of the interim rate period used to determine the General Rate Case true-up recovery and rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. A decision is expected on this request during the first quarter of 2015.
On November 7, 2014, San Jose Water Company filed Advice Letter No. 467 seeking authorization to increase rates by $8 million, or 2.91%, via a step rate increase for the escalation year 2015. Subsequent to this filing, due to changes in escalation factors, San Jose Water Company filed Advice Letter No. 467A revising the requested increase to $8.1 million, or 2.94%. The revised request was approved by the CPUC and became effective on January 1, 2015.
On November 14, 2014, San Jose Water Company along with three other California water utilities (the “Joint Parties”), filed a request for a one year postponement of their 2015 Cost of Capital (“COC”) filings scheduled for March 31, 2015. Pursuant to the CPUC's rate case plan, the Joint Parties are required to file their COC applications on a triennial basis with the next scheduled filing due on March 31, 2015. Postponing the filing for one year would alleviate administrative processing costs on the Joint Parties as well as the CPUC staff. On January 8, 2015, the CPUC's Executive Director (“ED”) granted the extension request subject to two conditions: (1) The Joint Parties agree to postpone adjustments to the water cost of capital mechanism for one year, and (2) the Joint Parties obtain the agreement of the other Class A water utilities to postpone their 2016 COC proceedings for one year from March 31, 2016 to March 31, 2017. On January 20, 2015, the Joint Parties submitted a letter to the CPUC ED agreeing to the two conditions and verifying the agreement of the other Class A water utilities, thereby postponing the Joint Parties scheduled COC filings to March 31, 2016.
On January 5, 2015, San Jose Water Company filed General Rate Case Application 15-01-002 requesting authority for an increase of $34.9 million, or 12.22%, in 2016, $10 million, or 3.11%, in 2017, and $17.6 million, or 5.36%, in 2018. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $4.8 million in the balancing accounts, (2) disbursement of the over-collected balance of $1 million accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. A General Rate Case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC's Office of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. A final decision is expected to occur in the second half of 2015 with new rates becoming effective at the beginning of 2016. If a decision is not reached by the end of 2015, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2016, until such time a decision is adopted.
Effective September 1, 2014, CLWSC became subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). Prior to that time CLWSC was subject to economic regulation by the Texas Commission on Environmental Quality (“TCEQ”). Both the PUCT and TCEQ authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a request for an average system-wide rate increase of 23.1%, or $2.4 million. With the exception of customers served within the City of Bulverde, the new rates became effective on December 2, 2013. Subsequently, effective March 1, 2014, a rate settlement agreement was reached with the City of Bulverde with rate increases being phased-in over a 28-month period. On December 18, 2014, the PUCT voted unanimously to approve a final order in the case. As approved, the final decision settles all issues with the Coalition for Equitable Water Rates (a customer intervenor group), the PUCT and the Office of Public Utility Counsel regarding the 2013 rate case for all customers located outside the City of Bulverde's jurisdiction. The decision authorized the requested average system-wide rate increase to be phased-in annually beginning January 1, 2015 through January 1, 2018. The decision further provides that no refunds or credits will be owed to customers for rates in effect between December 2, 2013 and December 31, 2014. It also allows for the filing of additional applications to recover increases in purchased water supply costs for such customers. As part of the settlement, CLWSC has the option to file a general rate case application after September 1, 2017 to establish a new rate increase. If the Company elects this option prior to December 31, 2017, the January 1, 2018 scheduled rate increase in the decision will not become effective. As part of the settlement of the rate case, CLWSC agreed to drop its appeal of the 2010 rate case final order. Therefore, upon motion of CLWSC, such appeal was subsequently dismissed by the District Court of Travis County on January 16, 2015.
Please also see Item 1A, “Risk Factors,” Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of Notes to Consolidated Financial Statements.
Financial Information about Industry Segments
See Note 12 of Notes to Consolidated Financial Statements for information regarding SJW Corp.'s business segments.
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water service to approximately 229,000 connections that serve customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 12,000 connections that serve approximately 36,000 people in a service area comprising more than 240 square miles in the growing region between San Antonio and Austin, Texas. TWA has entered into arrangements with certain landowners in Gonzales County, Texas that provide for the development of a water supply project. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permits were approved by the groundwater district in Gonzales County. The permits were subsequently received in March 2013.
San Jose Water Company also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna leases.
In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under the terms of a 25-year lease. The system is adjacent to the San Jose Water Company service area and has approximately 4,600 service connections. Under the terms of the lease, San Jose Water Company paid an up-front $6.8 million concession fee to the City of Cupertino that is amortized over the contract term. San Jose Water Company is responsible for all aspects of system operation including necessary capital improvements.
The operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in Water Utility Services' service areas. Revenue, production expenses and income are affected by changes in water sales and the availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher demand, warm summer months and lowest in the lower demand, cool winter months.
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
In 2014, the level of water in the Santa Clara Valley groundwater basin, which is managed by the SCVWD, experienced a decline due to: (1) an increase in groundwater pumping by various water retailers in the region, and (2) a reduction in groundwater recharge efforts on the part of the SCVWD due to limited surface water supplies necessary to support normal recharge operations. On January 1, 2015, SCVWD's 10 reservoirs were 40.2% full with 67,961 acre-feet of water in storage. As of December 31, 2014, San Jose Water Company's Lake Elsman contained 1,181 acre-feet or approximately 79% of the five-year seasonal average. In addition, the rainfall at San Jose Water Company's Lake Elsman was measured at 23.89 inches for the period from July 1, 2014 through December 31, 2014, which is 144% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company's results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2015, however, additional conservation measures which may include water rationing may be necessary if the drought continues.
In response to the driest year (2013) in recorded California state history, on January 17, 2014, Governor Edmund G. Brown Jr. proclaimed a State of Emergency and directed state officials to take necessary actions to prepare for drought conditions. On February 25, 2014, the SCVWD set a target of a 20% reduction in water use for 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. Effective March 1, 2014, the SCVWD reduced all treated water deliveries to 80% of monthly contract allocations through December 31, 2014. On March 31, 2014, San Jose Water Company received CPUC authorization to implement water conservation rules as defined in Tariff Rule 14.1. Rule 14.1 focuses primarily on outdoor water use which accounts for 50% of a typical customer's water usage. On July 29, 2014, the State Water Resources Control Board adopted new emergency regulations requiring California urban water systems to implement mandatory outdoor residential water use restrictions. San Jose Water Company's water conservation rules, which mirror those of the State Water Board's, have been in effect since March 31, 2014, as ordered by the CPUC. On August 14, 2014, the CPUC provided additional guidance to its investor-owned water utilities to comply with the State Water Board's rules by requiring customer notification, monthly reporting of water usage data and coordination with local law enforcement agencies to enforce the rules. San Jose Water Company is complying with the CPUC's resolution and is working with local governments as well as the SCVWD to communicate consistent messages to the public. On November 25, 2014, the SCVWD Board of Directors passed a resolution to continue the reduction on treated water deliveries through June 30, 2015. For the months of October, November and December, San Jose Water Company's regulated water production was down 17%, 18% and 26%, respectively, compared to the same three months in 2013. SJW Corp. and San Jose Water Company, provide additional information on their web sites relating to ongoing water conservation measures taken or to be taken in response to the historical drought conditions in California, including information on customer water usage. The web sites are accessible at www.sjwater.com and www.sjwcorp.com. SJW Corp. intends to update the web sites as appropriate during the period in which the water shortage contingency plan of the SCVWD remains in effect.
California also faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning.
CLWSC's water supply consists of groundwater from wells and purchased and treated raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake and other sources at prices that may be adjusted periodically by GBRA.
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
Competition
San Jose Water Company and CLWSC are public utilities regulated by the CPUC and PUCT, respectively, and operate within a service area approved by the regulators. The statutory laws provide that no other investor-owned public utility may operate in the public utilities' service areas without first obtaining from the regulator a certificate of public convenience and necessity. Past experience shows such a certificate will be issued only after demonstrating that service in such area is inadequate.
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
Water Utility Services is currently in compliance with all of the United States Environmental Protection Agency's (the “EPA”) surface water treatment performance standards, drinking water standards for disinfection by-products and primary maximum contaminant levels. These standards have been adopted and are enforced by the California State Water Resources Control Board, Division of Drinking Water and the PUCT for San Jose Water Company and CLWSC, respectively.
Other state and local environmental regulations apply to our Water Utility Services' operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment. In 2008, as part of routine replacement of infrastructure, San Jose Water Company identified legacy equipment containing elemental mercury which was released into the surrounding soil. San Jose Water Company has determined the release posed no risk of contamination to the water supply, notified the appropriate authorities and remediated the affected area. San Jose Water Company also identified 10 other potentially affected sites. Five of these sites have been remediated and San Jose Water Company is continuing its assessment of the remaining sites in conjunction with its infrastructure replacement program. SJW Corp. believes there will be no material financial impact related to this matter. In 2013, as part of routine maintenance and replacement of infrastructure, San Jose Water Company identified certain non-soluble contaminants that could become a hazard if released into the environment. As a precautionary measure, San Jose Water Company developed and implemented a plan to remove the source of the contaminants and expects to complete the plan in 2018. SJW Corp. believes there will be no material financial impact related to this matter.
San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2014, SJW Corp. had 395 full-time employees, of whom 354 were San Jose Water Company employees and 41 were CLWSC employees. At San Jose Water Company, 122 were executive, administrative or supervisory personnel, and 232 were members of unions. In November 2013, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2014 through December 31, 2016. The agreements include a 2% wage increase in 2014, 2% in 2015 and 3% in 2016 for union workers as well as increases in medical co-pays and employee cost-sharing. As of December 31, 2014, CLWSC had 41 employees, of whom 7 were exempt and 34 were non-exempt employees. Non-exempt employees are subject to overtime but are not represented by a union.

Officers of the Registrant

Name	Age	Offices and Experience
D.R. Drysdale	59
San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.

A.R. Gere	48
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

C.S. Giordano	58
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

P. L. Jensen	55
San Jose Water Company—Senior Vice President, Regulatory Affairs. Mr. Jensen has served as Senior Vice President of Regulatory Affairs since October 2011. From July 2007 to October 2011, Mr. Jensen was Vice President of Regulatory Affairs. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.

D.M. Leal	50
San Jose Water Company—Vice President, Human Resources. Ms. Leal has served as Vice President of Human Resources since 2013. From 2001 to 2013, Ms. Leal was Director of Human Resources. From 2000 to 2001, Ms. Leal was employed as a Human Resources Manager at Micrel Semiconductor, Inc. From 1989 to 2000, Ms. Leal worked in various capacities for San Jose Water Company.

J.P. Lynch	55
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

S. Papazian	39
SJW Corp.—General Counsel and Corporate Secretary. Ms. Papazian has served as General Counsel and Corporate Secretary for SJW Corp. and San Jose Water Company since April 2014. From February 2005 to April 2014, Ms. Papazian was Corporate Secretary and Attorney. She is also Corporate Secretary of SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.

W.R. Roth	62
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

J.B. Tang	44
San Jose Water Company—Vice President, Government Relations and Corporate Communications. Mr. Tang has served as Vice President of Government Relations and Corporate Communications since October 2014. From 2012 to October 2014, Mr. Tang was Director of Government Relations and Corporate Communications. From 2009 to 2011, Mr. Tang was Manager of Government Relations and Corporate Communications.

W.L. Avila-Walker	51
SJW Corp.—Controller. Ms. Avila-Walker has served as Controller of San Jose Water Company since September 2009. Ms. Avila-Walker is also Controller of SJW Corp. since October 2014. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance.

A.F. Walters	44
San Jose Water Company—Chief Administrative Officer. Mr. Walters has served as Chief Administrative Officer since January 31, 2014. Prior to joining San Jose Water Company, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013.

Financial Information about Foreign and Domestic Operations and Export Sales
SJW Corp.'s revenue and expense are derived substantially from Water Utility Services' operations located in the County of Santa Clara in the State of California and Comal and Blanco Counties in the State of Texas.
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
San Jose Water Company and CLWSC are regulated public utilities. The operating revenue of San Jose Water Company and CLWSC is generated primarily from the sale of water at rates authorized by the CPUC and the PUCT, respectively. The CPUC and PUCT set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on shareholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of San Jose Water Company and CLWSC. Consequently, our revenue and operating results depend upon the rates which the CPUC and PUCT authorize.
In our applications for rate approvals, we rely upon estimates and forecasts to propose rates for approval by the CPUC or PUCT. No assurance can be given that our estimates and forecasts will be accurate or that the CPUC or PUCT will agree with our estimates and forecasts and approve our proposed rates. To the extent our authorized rates may be too low, revenues may be insufficient to cover Water Utility Services' operating expenses, capital requirements and SJW Corp.'s historical dividend rate. In addition, delays in approving rate increases may negatively affect our operating results and our operating cash flows. For example, San Jose Water Company's most recently approved general rate case was delayed by approximately 20 months. This delay caused San Jose Water Company to increase its use of a line of credit which increased interest expense and decreased net income. After approval of the general rate case, San Jose Water Company applied for and received CPUC approval to recover the revenue which would have been collected over the period of January 1, 2013, the decision due date, and August 14, 2014, the date the decision was received (“2012 general rate case true-up”), over a three-year period (that commenced October 2014), via a $0.2888 per CCF surcharge. This surcharge was based on all customer usage as authorized in the 2012 General Rate Case decision. If actual usage is less than usage authorized in the 2012 General Rate Case decision, collectability of the 2012 general rate case true-up will be delayed which will negatively impact San Jose Water Company's cash flows.
In addition, policies and regulations promulgated by the regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real utility property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow San Jose Water Company and CLWSC to accomplish some or all of the items listed above, Water Utility Services' future operating results may be adversely affected. Further, from time to time, the commissioners at the CPUC and the PUCT change. For example, in California, CPUC President Michael Peevey's term ended in December of 2014. Governor Edmund G. Brown Jr. subsequently appointed Michael Picker as President of the Commission and appointed Liane M. Randolph to fill the vacant seat. Such changes could lead to changes in policies and regulations. There can be no assurance that the resulting changes in policies and regulation, if any, will not adversely affect our operating results or financial condition.

Recovery of regulatory assets is subject to adjustment by the regulatory agency and could impact the operating results of Water Utility Services.
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Please refer to Note 1 of the Notes to Consolidated Financial Statements for a summary of net regulatory assets. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets or liabilities would need to be adjusted, which could have an adverse effect on our results of operations and financial condition.
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
SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from SCVWD due to availability, environmental, legal or other restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company's Santa Cruz Mountains watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production expenses. In 2014, the record drought in our California service area continued. If this drought condition continues throughout 2015, we may be required to rely more heavily on purchased water than surface water, which would increase our costs and adversely affect our results of operations.
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
Because the extraction of water from the groundwater basin and the operation of the water distribution system require a significant amount of energy, increases in energy prices could increase operating expenses of San Jose Water Company. The cost of energy is beyond our control and can change unpredictably and substantially as occurred in 2001 when California attempted to deregulate the energy market. Therefore, San Jose Water Company cannot be certain that it will be able to contain energy costs into the future.
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
CLWSC's primary water supply is 6,900 acre-feet of water which is pumped from Canyon Lake at two lake intakes and other sources, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. While the contract provides a committed long-term water supply for future demand, CLWSC customers currently do not use the volume of water allowed under the contracts which increases the cost of water for existing customers, and there is no assurance that future demands up to the committed supply volume will occur. Texas faces operating challenges and long-term water supply constraints similar to California as described above. (See also Part I, Item 1, “Water Supply”).

Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.
Water Utility Services' operations are seasonal, thus quarterly fluctuation in results of operations may be significant. Rainfall and other weather conditions also affect the operations of Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In periods of drought, if customers are encouraged or required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet periods, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes, residential water demand could decrease, which may result in lower revenues.
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation is a regulatory goal and may become a political mandate. For example, on January 17, 2014, Governor Edmund G. Brown Jr. proclaimed a State of Emergency for the State of California in response to the driest year (2013) in recorded state history. In February 2014, in response to the proclamation, the SCVWD set a target of a 20% reduction in water use for 2014 and recommended that its retail water and municipal customers implement mandatory measures to meet the target. The implementation of such mandatory conservation measures has resulted in lower water usage by our customers which has adversely affected our results of operation. If the current conservation measures continue, we may experience further reduction in customer water usage. Furthermore, while the CPUC approved memorandum accounts that would allow us to capture the reduction in customer water usage revenue impact and certain costs related to conservation measures, such memorandum accounts are subject to a review and approval process by the CPUC, which can be lengthy, and there is no assurance that we will be able to recover the cost incurred as a result of water conservation programs. (See also Part I, Item 1, “Water Supply”).
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
Although Water Utility Services has not been and is not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If Water Utility Services is subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage.  A pollution liability policy is in place, but is subject to exclusions and limitations. Costs for defense are included within the limit of insurance on the pollution liability policy.
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
Water Utility Services rely on information technology and systems that are key to business operations. A system malfunction, security breach or other disruptions could compromise our information and expose us to liability, which could adversely affect business operations.
Information technology is key to the operation of Water Utility Services, including but not limited to payroll, general ledger activities, outsourced bill preparation and remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate our distribution system. Among other things, system malfunctions and security breaches could prevent us from operating or monitoring our facilities, billing and collecting cash accurately and timely analysis of financial results. In addition, we collect, process, and store sensitive data from our customers and employees, including personally identifiable information, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen which could result in legal claims or proceedings, violation of privacy laws or damage to our reputation. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are breached.
The water utility business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. If SJW Corp. is unable to generate sufficient operating cash flows and obtain sufficient capital or if the rates at which we borrow increase, there would be a negative impact on our results of operations.
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
Our ability to raise capital through equity or debt may be affected by the economy and condition of the debt and equity markets. Disruptions in the capital and credit markets or deteriorations in the strength of financial institutions could adversely affect SJW Corp.'s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.'s cost of capital. Furthermore, equity financings may result in dilution to our existing shareholders and debt financings may contain covenants that restrict the actions of SJW Corp. and its subsidiaries.
We operate in areas subject to natural disasters or that may be the target of terrorist activities.
We operate in areas that are prone to earthquakes, fires and other natural disasters. A significant seismic event in northern California, where the majority of our operations are concentrated, or other natural disaster in northern California or Texas could adversely impact our ability to deliver water to our customers and our costs of operations. A major disaster could damage or destroy substantial capital assets. Our California and Texas based regulators have historically allowed utilities to establish catastrophic event memorandum accounts as a possible mechanism to recover costs. However, we can give no assurance that our regulators, or any other commission would allow any such cost recovery mechanism in the future.
In light of the potential threats to the nation's health and security due to terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the CPUC and PUCT will approve a rate increase to recover all or part of such costs and, as a result, the Company's operating results and business may be adversely affected. Further, despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.
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
(2) Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California and the PUCT in Texas; and
(3) Out-of-region water and utility related services.
As part of our pursuit of the above three strategic areas, the Company considers from time to time opportunities to acquire businesses and assets. However, SJW Corp. cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management's time and resources, the potential for a negative impact on SJW Corp.'s financial position and operating results, entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Corp. cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.
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
Work stoppages and other labor relations matters could adversely affect our business and operating results.
As of December 31, 2014, 232 of our 395 total employees were union employees. Most of our unionized employees are represented by the Utility Workers of America, except certain employees in the engineering department are represented by the International Union of Operating Engineers.
We may experience difficulties and delays in the collective bargaining process to reach suitable agreements with union employees, particularly in light of increasing healthcare and pension costs. In addition, changes in applicable law and regulations could have an adverse effect on management's negotiating position with the unions. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during future negotiations may adversely affect our business, financial condition, results of operations, cash flows and liquidity.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, distribution storage of approximately 240 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to supply its customers.
San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company's groundwater pumping stations have a production capacity of approximately 216 million gallons per day and the present capacity for taking purchased water is approximately 108 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2014, a maximum and average of 166 million gallons and 114 million gallons of water per day, respectively, were delivered to the system.
CLWSC maintains a service area that covers approximately 240 square miles located in the southern region of the Texas hill country in Comal and Blanco counties. Our service area surrounds an 8,200 surface acre reservoir (Canyon Lake). Production wells are located in an unregulated portion of the Trinity aquifer and have the ability to pump a combined 2.9 billion gallons annually. CLWSC has contracts for 2 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates three surface water treatment plants with a combined production capacity of 7 million gallons per day. CLWSC has 561 miles of transmission and distribution mains and maintains 65 storage tanks with a total storage capacity of 7.4 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 60,000 gallons per day.
Water Utility Services hold all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.
As of December 31, 2014, SJW Land Company owns approximately 66 acres of property in the states of Arizona and Tennessee and approximately five undeveloped acres of land and two acres of land with commercial properties primarily in the San Jose metropolitan area. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. One of our California properties is owned by such partnership. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. The following table is a summary of SJW Land Company properties described above:

				% for Year Ended December 31, 2014 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	10%	10%
Retail building *	El Paso, Texas	2	14,000	2%	1%
Warehouse building	Phoenix, Arizona	11	176,000	12%	9%
Warehouse building	Knoxville, Tennessee	30	361,500	33%	29%
Commercial building	Knoxville, Tennessee	15	135,000	43%	51%
Parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*
On June 30, 2014, SJW Land Company closed the sale of its Texas retail building. Revenue and expense amounts are through the sale closing date. Expense amount excludes the gain on sale of property. See Note 1, “Real Estate Investments,” of Notes to the Consolidated Financial Statements for further information regarding the sales transaction.

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
Market Information
SJW Corp.'s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 2014 and 2013 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 14 of “Notes to Consolidated Financial Statements” in Part II, Item 8.
As of December 31, 2014, there were 414 record holders of SJW Corp.'s common stock.
Dividends
Dividends have been paid on SJW Corp.'s and its predecessor's common stock for 285 consecutive quarters and the annual dividend amount has increased in each of the last 47 years. Additional information as to the cash dividends paid on common stock in 2014 and 2013 is contained in the section captioned “Dividend per share” in the tables set forth in Note 14 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.'s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2014. The comparison assumes $100 was invested on December 31, 2009 in SJW Corp.'s common stock and in each of the foregoing indices and assumes reinvestment of dividends.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Corp., a Water Utility Index and the S&P 500 Index
The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T:

	2009	2010	2011	2012	2013	2014
SJW Corp.	100	121	111	129	148	164
Water Utility Index	100	120	137	166	199	245
S&P 500 Index	100	115	118	136	180	205

The Water Utility Index is the 9 water company Water Utility Index prepared by Wells Fargo Securities, LLC.

Item 6.	Selected Financial Data
FIVE YEAR STATISTICAL REVIEW
SJW Corp. and Subsidiaries

	2014	2013	2012	2011	2010
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$319,668	276,869	261,547	238,955	215,638
Operating expense:
Purchased water	47,280	63,225	66,106	54,317	43,557
Power	9,865	7,619	5,796	5,394	6,429
Groundwater extraction charges	53,678	37,927	23,940	20,997	26,614
Other production expenses	11,929	12,073	11,445	11,345	10,702
Administrative and general	40,573	43,714	42,812	39,136	38,184
Maintenance	14,474	13,548	13,350	13,261	12,242
Property taxes and other non-income taxes	11,086	10,317	9,703	8,921	7,907
Depreciation and amortization	37,905	35,039	33,098	31,193	28,331
Impairment on real estate investment	—	—	—	—	3,597
Total operating expense	226,790	223,462	206,250	184,564	177,563
Operating income	92,878	53,407	55,297	54,391	38,075
Interest expense, other income and expense	(16,101)	(16,888)	(17,437)	(18,947)	3,071
Income before income taxes	76,777	36,519	37,860	35,444	41,146
Provision for income taxes	24,971	14,135	15,542	14,566	16,740
Net income	51,806	22,384	22,318	20,878	24,406
Dividends paid	15,177	14,443	13,231	12,823	12,603
CONSOLIDATED PER SHARE DATA
Earnings per share - diluted	2.54	1.12	1.18	1.11	1.30
Dividends paid	0.75	0.73	0.71	0.69	0.68
Book value per common share	17.75	15.92	14.71	14.20	13.75
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$1,413,151	1,314,191	1,216,235	1,112,127	1,036,909
Less accumulated depreciation and amortization	450,137	415,453	384,675	355,914	322,102
Net utility plant	963,014	898,738	831,560	756,213	714,807
Net real estate investment	62,201	67,819	65,187	78,542	80,089
Total assets	1,269,304	1,109,986	1,087,499	1,038,810	935,362
Capitalization:
Shareholders' equity	360,155	321,175	274,604	264,004	255,032
Long-term debt, less current portion	384,365	334,997	335,598	343,848	295,704
Total capitalization	$744,520	656,172	610,202	607,852	550,736
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection	$1,328	1,159	1,101	1,010	916
Investment in gross utility plant per connection	$5,869	5,499	5,119	4,702	4,407
Connections at year-end	240,773	238,977	237,600	236,500	235,300
Miles of main at year-end	2,939	2,920	2,893	2,915	2,883
Water production (million gallons)	44,649	49,638	47,655	46,033	45,493
Maximum daily production (million gallons)	173	187	190	181	196
Population served (estimate)	1,085,000	1,077,000	1,071,000	1,066,000	1,060,600

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than non-tariffed industries.
SJW Land Company, a wholly owned subsidiary of SJW Corp., owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Arizona and Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company.
Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permits were approved by the groundwater district in Gonzales County. The permits were subsequently received in March 2013.
Business Strategy for Water Utility Services
SJW Corp. focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)	Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California and the PUCT in Texas; and

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
Regional Non-tariffed Activities
Operating in accordance with guidelines established by the CPUC, San Jose Water Company provides non-tariffed services, such as water system operations, maintenance agreements and antenna leases under agreements with municipalities and other utilities. CLWSC provides non-tariffed wholesale water service to adjacent utilities.
San Jose Water Company also seeks appropriate non-tariffed business opportunities that complement its existing operations or that allow it to extend its core competencies beyond existing operations. San Jose Water Company seeks opportunities to fully utilize its capabilities and existing capacity by providing services to other regional water systems, which also will benefit its existing regional customers.
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
As part of our pursuit of the above three strategic areas, the Company considers from time to time opportunities to acquire businesses and assets. However, SJW Corp. cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management's time and resources, the potential for a negative impact on SJW Corp.'s financial position and operating results, entering markets in which SJW Corp. has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Corp. cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.
Real Estate Services
SJW Corp.'s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land in the states of California and Tennessee and owns and operates a portfolio of commercial buildings in the states of California, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company manages its acquired income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company's real estate investments diversify SJW Corp.'s asset base.
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
Revenue Recognition
SJW Corp. recognizes its regulated and non-tariffed revenue when services have been rendered, in accordance with FASB ASC Topic 605—“Revenue Recognition.”
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

SJW Corp. recognizes its non-tariffed revenue based on the nature of the non-tariffed business activities. Revenue from San Jose Water Company's non-tariffed utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Balancing and Memorandum Accounts
The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for expense items for which revenue offsets have been authorized.
Balancing accounts are currently being maintained for the following items: purchased water, purchased power, groundwater extraction charges, Monterey Water Revenue Adjustment Mechanism (“Monterey WRAM”) and pensions. The amount in the water production balancing accounts varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. The Monterey WRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect. The pension balancing account is intended to capture the difference between actual pension expense and the amount approved in rates by the CPUC.
The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, and other approved activities or as directed by the CPUC.
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the MCRAMA, collection of the account balance must occur within 24 months of the year-end the revenue is recorded. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, the Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980, subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
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
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the years ending December 31, 2014, 2013 or 2012.

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
Factors Affecting Our Results of Operations
SJW Corp.'s financial condition and results of operations are influenced by a variety of factors including the following:

•	economic utility regulation;

•	infrastructure investment;

•	compliance with environmental, health and safety standards;

•	production expenses;

•	customer growth;

•	water usage per customer; and

•	water supply.
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
San Jose Water Company employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, and other approved activities or as directed by the CPUC. Rate recovery for the balances in these memorandum accounts is generally allowed in a subsequent general rate case. San Jose Water Company also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges and pension costs for later rate recovery.
Regulatory risk is mitigated in California by use of a forward-looking test year which allows the return on and return of utility plant on a forecasted basis as it is placed in service, and in some cases interim rate relief is allowed in the event of regulatory lag.
Pursuant to Texas regulation, CLWSC employs a historical test year. Additionally, rate cases may be filed as necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
Infrastructure Investment
The water utility business is capital-intensive. In 2014 and 2013, Company-funded capital improvements were $91,846 and $82,720, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $133,493 in 2015 and $662,000 over the next five years for capital improvements, subject to CPUC and PUCT approval. Included in this amount is approximately $59,600 remaining to be spent on upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. SJW Corp. funds these expenditures through a variety of sources, including cash received from operations, equity issuances and borrowings. SJW Corp. relies upon a line of credit, which will expire on September 1, 2016, to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2014 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
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
Production Expenses
Water Utility Services' operations require significant production inputs which result in significant production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2014, production expenses accounted for approximately 54% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2014, 2013 and 2012, we had cash outflows of $1,768, $3,349 and $2,280, respectively, for acquisitions and water rights which we believe will allow us to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services' results of operations. San Jose Water Company residential usage decreased 14.9% from 2013 to 2014 and increased 3.3% from 2012 to 2013. San Jose Water Company business usage decreased 5.9% from 2013 to 2014 and increased 1.7% from 2012 to 2013. In addition, 2014 residential usage was 9.9% lower and business usage was 9.8% higher than the amount authorized in our 2013-2015 general rate case. Residential and business usage in 2013 was 5.9% and 16.7%, respectively, higher than the amount authorized in our 2013-2015 general rate case. CLWSC residential and business usage increased 1% from 2013 to 2014 and decreased 4.9% from 2012 to 2013.
Water Supply
Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water is affected by weather conditions, in particular during the warmer months. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for outside irrigation of lawns and landscaping. In periods of drought, if customers are encouraged and required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. These restrictions may be imposed at a regional or state level and may affect our service areas regardless of our readiness to meet unrestricted customer demands. Similarly, in unusually wet periods, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues.
In 2013, California experienced the driest year on record and in response the Governor proclaimed a State of Emergency and directed state agencies to take necessary actions to prepare for drought. On February 25, 2014, the SCVWD set a target of a 20% reduction in water use for 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. Effective March 1, 2014, the SCVWD reduced all treated water deliveries to 80% of monthly contract allocations through December 31, 2014. On March 31, 2014, San Jose Water Company received CPUC authorization to implement water conservation rules as defined in Tariff Rule 14.1. Rule 14.1 focuses primarily on outdoor water use which accounts for 50% of a typical customer's water usage. On July 29, 2014, the State Water Resources Control Board adopted new emergency regulations requiring California urban water systems to implement mandatory outdoor residential water use restrictions. San Jose Water Company's water conservation rules, which mirror those of the State Water Board's, have been in effect since March 31, 2014, as ordered by the CPUC. On August 14, 2014, the CPUC provided additional guidance to its investor-owned water utilities to comply with the State Water Board's rules by requiring customer notification, monthly reporting of water usage data and coordination with local law enforcement agencies to enforce the rules. San Jose Water Company is complying with the CPUC's resolution and is working with local governments as well as the SCVWD to communicate consistent messages to the public. On November 25, 2014, the SCVWD Board of Directors passed a resolution to continue the reduction on treated water deliveries through June 30, 2015.
San Jose Water Company believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD, will be sufficient to meet customer demand for 2015. However, additional conservation measures which may include water rationing may be necessary if the drought continues. In addition, San Jose Water Company actively works with the SCVWD to address California's long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CLWSC believes that they will be able to meet customer demand for 2015 with their water supply which consists of groundwater from wells and purchased and treated raw water from the GBRA.

Results of Operations
Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater and lower in the winter months when cooler temperatures and increased rainfall curtail water usage and sales. Our service area in California is in the midst of a record drought. In response to this, Governor Edmund G. Brown Jr. proclaimed a State of Emergency and directed state officials to take necessary actions to prepare for drought conditions. The SCVWD, our water wholesaler, set a target of a 20% reduction for water use in 2014 in accordance with its adopted water shortage contingency plan and recommended that its retail water and municipal customers implement mandatory measures to meet the target. Effective March 31, 2014, San Jose Water Company received approval from the CPUC for a Mandatory Conservation Revenue Adjustment Memorandum Account to track any revenue shortfall and a Mandatory Conservation Memorandum Account to track operational and administrative costs associated with the implementation of the 20% conservation goal.
Overview
SJW Corp.'s consolidated net income for the year ended December 31, 2014 was $51,806, compared to $22,384 for the same period in 2013. This represents an increase of $29,422 or 131%, from 2013. The increase in net income was primarily due to the recognition of $46,456 true-up revenue resulting from the general rate case decision. On September 29, 2014, the CPUC approved a surcharge to true-up the difference between interim rates and authorized rates of $46,697 as well as one-time refunds of $241. Collection of the surcharge is authorized to occur over a three-year period which commenced on October 2, 2014. Due to the delayed general rate case decision, $24,470 of revenue related to 2013 was recorded in 2014 as part of the 2012 General Rate Case true-up. In addition, net reductions totaling $2,575 in pension and water supply cost balancing accounts related to 2013 were also recorded in 2014 as part of the decision.

Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2014	2013	2012
Water Utility Services	$312,649	270,664	256,555
Real Estate Services	7,019	6,205	4,992
	$319,668	276,869	261,547

The change in consolidated operating revenues was due to the following factors:

	2014 vs. 2013 Increase/(decrease)		2013 vs. 2012 Increase/(decrease)
Water Utility Services:
Consumption changes	$(17,860)	(6)%	$5,399	2%
Increase in customers	1,816	—%	1,282	1%
Rate increases	20,224	7%	5,995	2%
Balancing and memorandum accounts	(9,603)	(3)%	2,415	1%
2012 general rate case true-up	46,456	17%	—	—%
Texas general rate case refund	952	—%	(982)	—%
Real Estate Services	814	—%	1,213	—%
	$42,799	15%	$15,322	6%

2014 vs. 2013
The revenue increase consists of $41,985 from Water Utility Services and $814 from Real Estate Services.
The revenue increase for Water Utility Services primarily consists of the recognition of $46,456 true-up revenue approved by the CPUC in September 2014 and increases in rates as approved in the general rate case decision. These increases were partially offset by a decrease in customer consumption primarily due to the record drought in California and associated conservation and a decrease in the revenue recognized related to certain balancing and memorandum accounts.

The revenue increase for Real Estate Services was primarily the result of increased rental income from our Tennessee property. The Tennessee commercial building and warehouse building had a new tenant that commenced in July 2013, resulting in a full year of additional lease income in 2014, compared to only six months in 2013.

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
The revenue increase for Real Estate Services was primarily the result of increased rental income from our Tennessee property. The Tennessee commercial building and warehouse building had a new tenant which resulted in additional lease income that commenced in July 2013.

Water Utility Services' Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:

Operating Revenue by Customer Group

	2014	2013	2012
Residential and business	$251,911	245,601	234,278
Industrial	1,506	1,209	1,106
Public authorities	11,927	12,104	10,706
Others	7,934	7,683	6,915
Balancing and memorandum accounts	39,371	4,067	3,550
	$312,649	270,664	256,555

Number of Customers

	2014	2013	2012
Residential and business	235,179	233,452	232,169
Industrial	76	77	78
Public authorities	1,374	1,401	1,408
Others	4,144	4,047	3,945
	240,773	238,977	237,600

Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2014	2013	2012
Water Utility Services	$221,600	218,444	201,936
Real Estate Services	4,193	4,000	3,379
All Other	997	1,018	935
	$226,790	223,462	206,250

The change in consolidated operating expenses was due to the following factors:

	2014 vs. 2013 Increase/(decrease)		2013 vs. 2012 Increase/(decrease)
Water production expenses:
Change in surface water supply	$4,880	2%	$(275)	—%
Change in usage and new customers	(11,449)	(5)%	5,269	3%
Purchased water and groundwater extraction charge and energy price increase	8,477	4%	8,563	4%
Total water production expenses	1,908	1%	13,557	7%
Administrative and general	(3,141)	(1)%	902	—%
Maintenance	926	—%	198	—%
Property taxes and other non-income taxes	769	—%	614	—%
Depreciation and amortization	2,866	1%	1,941	1%
	$3,328	1%	$17,212	8%

Sources of Water Supply
San Jose Water Company's water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rates for purchased water and the groundwater extraction charge may be increased by the SCVWD at any time. If an increase occurs, then San Jose Water Company would file an advice letter with the CPUC seeking authorization to increase revenues to offset the rate increase.
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
The following table presents the sources of water supply for Water Utility Services:

	Source of Water Supply
	2014	2013	2012
	(million gallons) (MG)
Purchased water	18,491	27,119	31,230
Groundwater	25,052	19,300	13,465
Surface water	421	2,537	2,409
Reclaimed water	685	682	551
	44,649	49,638	47,655
Average water production expense per MG	$2,749	2,435	2,251

Water production in 2014 for Water Utility Services decreased 4,989 million gallons from 2013. Water production in 2013 increased 1,983 million gallons from 2012. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD's fiscal year, which ends on June 30. The contract water rate for SCVWD's fiscal years 2015, 2014 and 2013 was $2.6, $2.4 and $2.2 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $2.3, $2.1 and $1.9 per million gallons for SCVWD's fiscal years 2015, 2014 and 2013, respectively.
Unaccounted-for water for 2014 and 2013 approximated 7.1% and 6.3%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of lower flows through the system as a result of conservation activities, partially offset by Water Utility Services' main replacements and lost water reduction programs.

The various components of operating expenses are discussed below.
Water production expenses
2014 vs. 2013
Water production expenses increased $8,477 due to higher per unit costs paid for purchased water, groundwater extraction and energy charges and $4,880 due to a decrease in the use of available surface water in 2014 compared to 2013. The decrease in the use of available surface water was due to the record drought in California which began in 2013. Effective July 2014, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%. The increases were offset by a $11,449 decrease in customer usage.
2013 vs. 2012
Water production expenses increased $8,563 due to higher per unit costs paid for purchased water, groundwater extraction and energy charges and an increase in customer usage of $5,269. Effective July 2013, SCVWD increased the unit price of purchased water by approximately 8% and the groundwater extraction charge by approximately 9%. The increases were offset by a decrease in water production expenses of $275 due to an increase in the use of available surface water in 2013 compared to 2012.

Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions' expenses, expenses associated with being a public company, and general corporate expenses.
2014 vs. 2013
Administrative and general expense decreased $3,141 in 2014, or 7%, in comparison to 2013. The decrease consisted primarily of: (1) $3,614 due to a decrease in pension expense as a result of an increasing discount rate coupled with an increase in return on pension plan assets, (2) $1,088 decrease due to nonrecurring settlement payments and bonus payments incurred in connection with securing permits for our Texas water supply project recorded in prior year, and (3) $385 due to the decreased cost of health insurance, offset by (4) $1,098 increase in salaries, (5) $392 increase in contracted work for services on special tax projects and (6) $456 increase in miscellaneous expenses. SJW Corp. anticipates an increase in pension and retirement expenses in 2015 primarily due to a decreasing discount rate and updated mortality data to reflect increasing life expectancies in the United States.
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
Maintenance Expense
Maintenance expense increased $926 in 2014, or 7%, in comparison to 2013, and increased $198 in 2013, or 1%, in comparison to 2012. The increase in 2014 consisted primarily of: (1) $421 increase in transportation and fuel expense, (2) $305 increase in contracted work, paving, and materials and supplies as a result of an increase in main and service leaks, (3) $243 due to salary increases, offset by (4) $43 decrease in miscellaneous expenses. The increase in 2013 consisted primarily of: (1) $174 increase in contracted work, paving, and materials and supplies as a result of an increase in main and service leaks, (2) $112 due to salary increases, offset by (3) $88 decrease in miscellaneous expenses. In addition, the level of maintenance expense varies with the level of public work projects instituted by local government agencies, weather conditions and the timing and nature of general maintenance as needed for SJW Corp.'s facilities.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2014 and 2013 increased $769 and $614 from prior years, respectively. The increases were primarily a result of increased utility plant. SJW Corp. anticipates increases in 2015 for property taxes and other non-income taxes due to increases in utility plant.
Depreciation and Amortization
Depreciation and amortization expense increased $2,866 in 2014, or 8%, in comparison to 2013, and increased $1,941 in 2013, or 6%, in comparison to 2012. The increase in both years was due to increases in utility plant. SJW Corp. anticipates increases in 2015 for depreciation expense due to increases in utility plant.
Other Income and Expense
The change in other (expense) income in 2014 compared to 2013 was primarily due to a $2,017 pre-tax gain from the sale of 125,969 shares of California Water Service Group stock. No similar sale occurred in 2013. This increase was partially offset by a decrease in the pre-tax gain from the sale of our Texas property and California nonutility property compared to the pre-tax gain recorded in prior year on the sale of our Connecticut property.
The change in other (expense) income in 2013 compared to 2012 was primarily due to a decrease in interest expense, including interest on long-term debt and mortgages of $263. This decrease is primarily due to a decrease in mortgage interest as a result of the sale of the Connecticut property offset by an increase in interest expense due to increased borrowings on our line of credit. This decrease was offset by an increase of $153 due to a gain from the sale of our Connecticut warehouse real estate property of $1,063 in 2013 compared to the gain of $910 in 2012 from the sale of our Florida warehouse real estate property.
SJW Corp.'s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 6.2% for the year ended December 31, 2014, and 6.3% for the years ended December 31, 2013 and 2012.

Provision for Income Taxes
Income tax expense for 2014 was $24,971, compared to $14,135 in 2013. The effective consolidated income tax rate was 33% for 2014, 39% for 2013 and 41% for 2012. Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of actual to expected income tax expense.
In the second quarter of 2014, SJW Corp. recorded $880 in State of California enterprise zone sales and use tax credits related to tax years 2008 through 2012. The California Franchise Tax Board selected the Company's fiscal year's 2008 through 2012 refund claims for examination.
On September 13, 2013, the Department of Treasury and the Internal Revenue Service issued final tangible property regulations under provisions that generally are intended to simplify, clarify and make more administrable the 2011 temporary and proposed tangible property regulations. These regulations broadly apply to amounts to acquire, produce or improve tangible property, as well as dispositions of such property and provide criteria for determining whether such amounts can be deducted or should be capitalized as part of the asset. The final regulations generally are effective for tax years beginning on or after January 1, 2014. During the third quarter of 2014, management completed its evaluation of the capitalization elections under the new regulations in order to establish their method of complying with the new regulations and record the impact in the consolidated financial statements. To comply with the new regulations, SJW Corp. will apply the accounting method change in the 2014 tax returns for the expensing of certain utility asset improvement costs for tax purposes as of December 31, 2013 that were previously being capitalized for book and tax purposes. As of December 31, 2014, the 2014 federal and state repairs and maintenance deduction under the new methodology was $11,221, resulting in an estimated $3,927 Federal deferred tax liability and a state income tax benefit of $645. During the year ended December 31, 2014, SJW Corp. also completed a detailed analysis of the repairs and maintenance deduction related to 2013 and prior years, and recorded the estimated federal and state impact in the consolidated financial statements as of December 31, 2014. SJW Corp.'s Internal Revenue Code (“IRC”) §481(a) adjustment for Federal purposes was $35,912 and resulted in a $12,569 deferred tax liability as of December 31, 2014. SJW Corp.'s IRC §481(a) adjustment for state purposes was $77,999 and resulted in a $4,482 reduction to state income tax expense for the year ended December 31, 2014.
Other Comprehensive (Loss) Income
Other comprehensive loss in 2014 was $870, net of tax, due to a change in the market value of the investment in California Water Service Group stock of $301 and the recognition of unrealized holding gains of $1,171 that was reclassified out of accumulated other comprehensive income due to the sale of California Water Service Group stock during the year. Other comprehensive income in 2013 was $1,077, net of tax, due to a change in the market value of the investment in California Water Service Group stock.

Liquidity and Capital Resources
Water Utility Services' business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers' on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Corp. operates. Payment delinquencies are mitigated by service interruptions due to non-payment. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost-of-living. As of December 31, 2014, the change in the number of customers has been minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Funds collected from Water Utility Services' customers are used to pay for water production expenses, in addition to all costs associated with general operations. Funds were also generated from the issuance of long-term debt, partial sale of California Water Service Group stock, sale of SJW Land Company's real estate investments in Texas and California nonutility property and borrowings from the line of credit. From these amounts, SJW Corp. paid cash dividends of approximately $15,177 and funded its 2014 working capital and capital expenditure program.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Corp.'s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.'s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2014 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
In 2014, the common dividends declared and paid on SJW Corp.'s common stock represented 29% of net income for 2014. Dividends have been paid on SJW Corp.'s and its predecessor's common stock for 285 consecutive quarters and the annual dividend amount has increased in each of the last 47 years. While historically SJW Corp. has paid dividends equal to approximately 50% to 60% of its net income, SJW Corp. cannot guarantee that this trend will continue in the future.

Cash Flow from Operations
In 2014, SJW Corp. generated cash flow from operations of approximately $65,900 compared to $63,400 in 2013 and $74,400 in 2012. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased in 2014 by approximately $2,500. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains from asset activity increased $43,700, (2) general working capital and postretirement changes caused a $2,400 increase, (3) collections of previously billed and accrued receivables increased by $1,800, (4) recognition of the balancing and memorandum accounts, including the regulatory asset recorded in other current assets, drove a decrease of $36,500, (5) payments of amounts previously invoiced and accruals related to groundwater extraction charges and purchased water decreased by $4,500, and (6) net collection of taxes receivable was $4,400 less than the prior year. The decrease in 2013 by approximately $11,000 was caused by a combination of the following factors: (1) collections of previously billed and accrued receivables, including the regulatory asset and liability recorded in other current asset and liabilities, decreased by $7,600, (2) net collection of taxes receivable was $6,200 less than the prior year, (3) general working capital and postretirement changes caused a $1,200 decrease, (4) payments of amounts previously invoiced and accruals related to groundwater extraction charges and purchased water increased by $2,400, and (5) net income adjusted for non-cash items and gains and losses from asset activity increased $1,600.
Cash Flow from Investing Activities
In 2014, SJW Corp. used approximately $91,800 of cash for Company funded capital expenditures, $10,100 for developer funded capital expenditures, $1,800 for acquisitions and rights to provide water service, and $1,600 in utility plant retirement costs. These uses were offset by cash proceeds of $4,600 from the sales of SJW Land Company's real estate investment in Texas and a nonutility property owned by San Jose Water Company, and $3,100 from the sale of California Water Service Group stock. In 2013, SJW Corp. used approximately $82,700 of cash for Company funded capital expenditures, $11,605 for developer funded capital expenditures, $4,200 for real estate investments related to the leasehold improvement additions for the properties located in Knoxville, Tennessee, $3,300 for acquisitions and rights to provide water service, and $2,700 in utility plant retirement costs. Proceeds from the sale of SJW Land Company's real estate investment in Connecticut provided cash proceeds of $8,800. In 2012, SJW Corp. used approximately $101,500 of cash for Company funded capital expenditures, $4,400 for developer funded capital expenditures, and $2,300 for acquisitions and rights to provide water service. Proceeds from the sale of SJW Land Company's real estate investment in Florida provided cash proceeds of $5,500.
Water Utility Services budgeted capital expenditures for 2015, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2015
Water treatment	$942	1%
Source of supply	8,724	7%
Reservoirs and tanks	20,332	15%
Pump stations and equipment	6,329	5%
Equipment and other	11,055	8%
Montevina Water Treatment Plant	24,100	18%
Recycled water, green and alternative energy projects	2,400	2%
Distribution system	59,611	44%
	$133,493	100%

The 2015 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $59,611 is approximately $39,000 that is planned to be spent to replace Water Utility Services' pipes and mains.
Water Utility Services' capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $662,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and PUCT approval. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2014 decreased by approximately $300 from the same period in the prior year, primarily as a result of a decrease in net borrowings on the line of credit and a decrease due to the issuance of common stock in 2013, offset by an increase of $50,000 in long-term borrowings in 2014. SJW Corp.'s cash management policy includes the issuance of long-term debt to pay down borrowings on the lines of credit. As such, when long-term borrowings are high, borrowings on the line of credit tend to be low and when long-term borrowings are low, borrowings on the line of credit tend to be high.
SJW Corp., SJW Land Company and San Jose Water Company have unsecured bank lines of credit totaling $100,000, of which $3,000 under the San Jose Water Company line of credit has been set aside in the form of letters of credit for its California Department of Water Resources' Safe Drinking Water State Revolving Fund (“SDWSRF”) loans as of December 31, 2014. Our drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Corp. expects to periodically draw down on the lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital—Water Utility Services” below.
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
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of December 31, 2014, San Jose Water Company's funded debt and equity were approximately 47% and 53%, respectively. The average borrowing rate of San Jose Water Company's long-term debt was 6.5% as of December 31, 2014.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt and the issuance of equity, all of which will be consistent with the regulator's guidelines.
On January 24, 2014, San Jose Water Company entered into a note agreement with John Hancock Life Insurance Company (U.S.A.) and its affiliate (the “Purchaser”), pursuant to which San Jose Water Company sold an aggregate principal amount of $50,000 of its 5.14% senior note, Series L to the Purchaser. The senior note is an unsecured obligation of San Jose Water Company and is due on the date that is the 30th anniversary of the issuance of the senior note. The transaction closed on August 7, 2014. The net proceeds were used to pay down amounts outstanding under the Company's bank lines of credit, as well as to fund the construction programs of the Water Utility Services operations and for other general corporate purposes.
SJW Corp. has outstanding a $50,000 unsecured senior note as of December 31, 2014. The senior note has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2014, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $250,000 of unsecured senior notes as of December 31, 2014. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2014, San Jose Water Company's funded debt was 47% of total capitalization and the net income available for interest charges was 537% of interest charges. As of December 31, 2014, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.

San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2014. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2014, San Jose Water Company was in compliance with all such covenants.
San Jose Water Company has received two loans in the aggregate principal amount of $3,076 from the California Department of Water Resources' SDWSRF for the retrofit of San Jose Water Company's water treatment plants. Terms of these loans require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39% and 2.60%. The outstanding balance as of December 31, 2014 is $1,997.
SJWTX, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000 of senior notes as of December 31, 2014. The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2014, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
Real Estate Services
As of December 31, 2014, SJW Land Company's outstanding balance of mortgages related to acquiring properties in various states totaled $15,005. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties.
As of December 31, 2014, SJW Land Company also had an outstanding mortgage loan in the amount of $2,947 borrowed by its variable interest entity, 444 West Santa Clara Street, L.P. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.
The average borrowing rate of SJW Land Company mortgages is 5.71%.
SJW Corp. and its Subsidiaries
SJW Corp. and its subsidiaries consolidated long-term debt was 52% of total capitalization as of December 31, 2014. Management believes that SJW Corp. is capable of obtaining future long-term capital to fund regulated and non-tariffed growth opportunities and capital expenditure requirements.
As of December 31, 2014, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $85,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its SDWSRF loans. At December 31, 2014, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $83,800. These lines of credit bear interest at variable rates. They will expire on September 1, 2016. The cost of borrowing on SJW Corp.'s short-term credit facilities averaged 1.15% for 2014. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2014, SJW Corp's funded debt was 52% of total capitalization and the net income available for interest charges was 469% of interest charges. As of December 31, 2014, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2014, San Jose Water Company was in compliance with all covenants.

Off-Balance Sheet Arrangement/Contractual Obligations
SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.
SJW Corp.'s contractual obligations and commitments as of December 31, 2014 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$265,000	—	—	—	265,000
SJW Land Company mortgages	15,005	373	14,632	—	—
Advances for construction, San Jose Water Company	73,303	2,508	5,016	5,016	60,763
SDWSRF loans, San Jose Water Company	1,997	98	304	320	1,275
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	2,947	112	245	274	2,316
California Pollution Control Financing Authority Revenue Bonds, San Jose Water Company	50,000	—	—	—	50,000
Senior note, SJW Corp.	50,000	—	—	—	50,000
Total contractual cash obligation	$458,252	3,091	20,197	5,610	429,354
Total interest on contractual obligations	$381,616	23,228	45,586	44,670	268,132

In addition to the obligations listed above, San Jose Water Company issued two standby letters of credit with a commercial bank in the amounts of $2,000 and $1,000 in support of its $1,220 and $776 SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December and the amount of coverage can be reduced as the loan principal balance decreases.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2014, 2013 and 2012, San Jose Water Company purchased from SCVWD 17,782 million gallons ($44,444), 22,700 million gallons ($52,500) and 22,800 million gallons ($48,800), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on November 25, 2014, the delivery schedule was reduced by 20% through June 30, 2015. Based on current prices and estimated deliveries, San Jose Water Company committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 17,863 million gallons ($46,434) of water at the current contract water rate of $2.6 per million gallons in the year ending December 31, 2015. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available. The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD's fiscal year, which ends on June 30. The contract water rate for SCVWD's fiscal years 2015, 2014 and 2013 was $2.6, $2.4 and $2.2 per million gallons, respectively.
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
San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2014, San Jose Water Company contributed $6,470 and $434 to the pension plan and other postretirement benefit plan, respectively. In 2015, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,300 to the pension plan and other postretirement benefit plan. The amount of required contributions for years thereafter is not actuarially determinable.
San Jose Water Company's other benefit obligations include employees' and directors' postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, San Jose Water Company is committed to pay approximately $849 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
San Jose Water Company has remaining commitments of $400 with one vendor related to Phase 1 upgrades to the Montevina Water Treatment Plant. This amount is expected to be spent during the first half of 2015. In addition, the Company expects to sign a contract during the second quarter of 2015 with one vendor for Phase 2 upgrades in the amount of $47,500, of which $17,100 is expected to be spent during the second half of 2015.
CLWSC purchases water from GBRA under terms of agreements expiring in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake and other sources. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60 day written notice on the proposed adjustment.
TWA has entered into approximately 180 water leases with property owners for certain real property rights for the development, production, transportation and use of groundwater in and under their property. In accordance with the water leases, TWA is committed to pay between $1,000 and $1,300 from 2015 to 2019. TWA may terminate the water leases at any time during the pre-production phase, upon two years prior written notice.
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
Impact of Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09 which supersedes most of the current revenue recognition requirements, including most industry-specific guidance. The updated standard will become effective for us in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company's variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owns 259,151 shares of common stock of California Water Service Group as of December 31, 2014, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
SJW Corp. has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Directors
SJW Corp.:
We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. We also have audited SJW Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . The Company’s management is responsible for these consolidated financial statements, for the financial statement schedule and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SJW Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Santa Clara, California
February 25, 2015

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Utility plant:
Land	$16,838	10,418
Depreciable plant and equipment	1,353,772	1,254,586
Construction in progress	23,208	30,846
Intangible assets	19,333	18,341
	1,413,151	1,314,191
Less accumulated depreciation and amortization	450,137	415,453
	963,014	898,738
Real estate investments	73,794	78,477
Less accumulated depreciation and amortization	11,593	10,658
	62,201	67,819
Current assets:
Cash and cash equivalents	2,399	2,299
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $150 and $170 in 2014 and 2013, respectively	14,997	14,496
Income tax	8,871	1,661
Other	3,385	476
Accrued unbilled utility revenue	18,074	17,556
Materials and supplies	1,214	1,045
Prepaid expenses	2,300	2,119
Current regulatory assets, net	16,853	—
	68,093	39,652
Other assets:
Investment in California Water Service Group	6,378	8,885
Unamortized debt issuance, broker and reacquisition costs	5,218	5,176
Net regulatory assets, less current portion	158,010	83,543
Other	6,390	6,173
	175,996	103,777
	$1,269,304	1,109,986

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2014	2013
Capitalization and Liabilities
Capitalization:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,286,840 shares in 2014 and 20,169,211 shares in 2013	$10,567	10,505
Additional paid-in capital	66,298	63,017
Retained earnings	280,773	244,266
Accumulated other comprehensive income	2,517	3,387
Total shareholders' equity	360,155	321,175
Long-term debt, less current portion	384,365	334,997
	744,520	656,172
Current liabilities:
Line of credit	13,200	22,400
Current portion of long-term debt	584	554
Accrued groundwater extraction charges and purchased water	5,411	7,116
Purchased power	619	665
Accounts payable	7,001	12,587
Accrued interest	6,361	5,369
Accrued property taxes and other non-income taxes	1,607	1,618
Accrued payroll	3,755	3,198
Other current liabilities	6,156	5,688
	44,694	59,195
Deferred income taxes	185,506	140,736
Unamortized investment tax credits	1,315	1,375
Advances for construction	73,303	70,043
Contributions in aid of construction	138,502	132,260
Deferred revenue	1,323	1,213
Postretirement benefit plans	74,187	43,496
Other noncurrent liabilities	5,954	5,496
Commitments and contingencies	—	—
	$1,269,304	1,109,986

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2014	2013	2012
Operating revenue	$319,668	276,869	261,547
Operating expense:
Production Expenses:
Purchased water	47,280	63,225	66,106
Power	9,865	7,619	5,796
Groundwater extraction charges	53,678	37,927	23,940
Other production expenses	11,929	12,073	11,445
Total production expenses	122,752	120,844	107,287
Administrative and general	40,573	43,714	42,812
Maintenance	14,474	13,548	13,350
Property taxes and other non-income taxes	11,086	10,317	9,703
Depreciation and amortization	37,905	35,039	33,098
Total operating expense	226,790	223,462	206,250
Operating income	92,878	53,407	55,297
Other (expense) income:
Interest on long-term debt	(19,423)	(18,667)	(18,662)
Mortgage and other interest expense	(1,365)	(1,255)	(1,523)
Gain on sale of California Water Service Group stock	2,017	—	—
Gain on sale of real estate investment	554	1,063	910
Dividend income	189	246	243
Other, net	1,927	1,725	1,595
Income before income taxes	76,777	36,519	37,860
Provision for income taxes	24,971	14,135	15,542
Net income	$51,806	22,384	22,318
Other comprehensive income:
Unrealized income on investment, net of taxes of $208 in 2014, $741 in 2013 and $0 in 2012	301	1,077	36
Reclassification adjustment for gain realized on investment, net of taxes of $805 in 2014	(1,171)	—	—
Comprehensive income	$50,936	23,461	22,354
Earnings per share
—Basic	$2.56	1.13	1.20
—Diluted	$2.54	1.12	1.18
Weighted average shares outstanding
—Basic	20,227,297	19,774,589	18,635,206
—Diluted	20,416,734	19,971,236	18,839,231

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number of Shares	Amount
Balances, December 31, 2011	18,592,827	9,684	24,552	227,494	2,274	264,004
Net income	—	—	—	22,318	—	22,318
Unrealized loss on investment, net of tax effect of $0	—	—	—	—	36	36
Share-based compensation	—	—	564	(128)	—	436
Exercise of stock options and similar instruments	44,784	23	347	—	—	370
Employee stock purchase plan	29,468	15	573	—	—	588
Dividend reinvestment and stock purchase plan	3,487	2	81	—	—	83
Dividends paid ($0.71 per share)	—	—	—	(13,231)	—	(13,231)
Balances, December 31, 2012	18,670,566	9,724	26,117	236,453	2,310	274,604
Net income	—	—	—	22,384	—	22,384
Unrealized income on investment, net of tax effect of $741	—	—	—	—	1,077	1,077
Share-based compensation	—	—	912	(128)	—	784
Exercise of stock options and similar instruments	43,665	23	46	—	—	69
Employee stock purchase plan	30,869	16	706	—	—	722
Dividend reinvestment and stock purchase plan	3,111	2	82	—	—	84
Common stock issued	1,421,000	740	35,154	—	—	35,894
Dividends paid ($0.73 per share)	—	—	—	(14,443)	—	(14,443)
Balances, December 31, 2013	20,169,211	10,505	63,017	244,266	3,387	321,175
Net income	—	—	—	51,806	—	51,806
Unrealized income on investment, net of tax effect of $208	—	—	—	—	301	301
Reclassification adjustment for gain realized on investment, net of tax effect of $805	—	—	—	—	(1,171)	(1,171)
Share-based compensation	—	—	1,031	(122)	—	909
Exercise of stock options and similar instruments	80,796	42	1,397	—	—	1,439
Employee stock purchase plan	35,682	19	820	—	—	839
Dividend reinvestment and stock purchase plan	1,151	1	33	—	—	34
Dividends paid ($0.75 per share)	—	—	—	(15,177)	—	(15,177)
Balances, December 31, 2014	20,286,840	10,567	66,298	280,773	2,517	360,155

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2014	2013	2012
Operating activities:
Net income	$51,806	22,384	22,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,491	36,595	34,629
Deferred income taxes	26,067	11,567	12,235
Share-based compensation	1,031	912	564
Gain on sale of real estate investment	(554)	(1,063)	(910)
Gain on sale of California Water Service Group stock	(2,017)	—	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(1,276)	(3,073)	(800)
Accounts payable, purchased power and other current liabilities	(449)	(21)	933
Accrued groundwater extraction charges and purchased water	(1,705)	2,361	(1,034)
Tax receivable and accrued taxes	(5,546)	(1,112)	5,093
Other current asset and liabilities related to balancing and memorandum accounts	(16,881)	388	5,740
Postretirement benefits	(325)	127	77
Regulatory asset related to balancing and memorandum accounts	(22,846)	(3,645)	(3,550)
Other noncurrent assets and noncurrent liabilities	(2,001)	(884)	(1,503)
Other changes, net	1,116	(1,111)	575
Net cash provided by operating activities	65,911	63,425	74,367
Investing activities:
Additions to utility plant:
Company-funded	(91,846)	(82,720)	(101,458)
Contributions in aid of construction	(10,090)	(11,605)	(4,376)
Additions to real estate investment	(13)	(4,232)	(678)
Payments for business/asset acquisition and water rights	(1,768)	(3,349)	(2,280)
Cost to retire utility plant, net of salvage	(1,551)	(2,695)	(922)
Proceeds from sale of real estate investment	4,572	8,831	5,517
Proceeds from sale of California Water Service Group stock	3,056	—	—
Net cash used in investing activities	(97,640)	(95,770)	(104,197)
Financing activities:
Borrowings from line of credit	57,200	48,600	16,300
Repayments of line of credit	(66,400)	(41,500)	(1,000)
Long-term borrowings	50,000	—	—
Repayments of long-term borrowings	(602)	(5,439)	(3,696)
Debt issuance costs	(528)	(19)	(33)
Dividends paid	(15,177)	(14,443)	(13,231)
Issuance of common stock, net of issuance costs	—	35,894	—
Exercise of stock options and similar instruments	1,917	1,004	989
Tax benefits realized from share options exercised	462	28	97
Receipts of advances and contributions in aid of construction	7,569	10,293	8,407
Refunds of advances for construction	(2,612)	(2,296)	(2,215)
Net cash provided by financing activities	31,829	32,122	5,618
Net change in cash and cash equivalents	100	(223)	(24,212)
Cash and cash equivalents, beginning of year	2,299	2,522	26,734
Cash and cash equivalents, end of year	$2,399	2,299	2,522
Cash paid (received) during the year for:
Interest	$21,046	20,886	21,206
Income taxes	$6,324	4,186	(1,445)
Supplemental disclosure of non-cash activities:
(Decrease) Increase in accrued payables for construction costs capitalized	$(4,981)	4,588	355
Utility property installed by developers	$6,549	2,162	4,073

See Accompanying Notes to Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2014, 2013 and 2012
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
SJW Corp.'s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to approximately one million people in the greater metropolitan San Jose area. San Jose Water Company's accounting policies comply with the applicable uniform system of accounts prescribed by the CPUC and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 93% of San Jose Water Company's revenues are derived from the sale of water to residential and business customers.
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
SJW Land Company owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of California, Arizona, and Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company (see Note 9).
Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permits were approved by the groundwater district in Gonzales County. The permits were subsequently received in March 2013.
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
Utility Plant
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2014, 2013 and 2012 was $1,112, $905 and $913, respectively. Construction in progress was $23,208 and $30,846 at December 31, 2014 and 2013, respectively.
As of December 31, 2014 and 2013, the Company had $16,838 and $10,418, respectively, of land used in utility operations. The increase in 2014 was primarily due to purchase of land for future wells sites.
The major components of depreciable plant and equipment as of December 31, 2014 and 2013 are as follows:

	2014	2013
Equipment	$242,383	226,557
Transmission and distribution	1,042,794	967,031
Office buildings and other structures	68,595	60,998
Total depreciable plant and equipment	$1,353,772	1,254,586

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2014, 2013 and 2012, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.4%, 3.4% and 3.5%, respectively. A portion of depreciation expense is allocated to administrative and general expense. For the years 2014, 2013 and 2012, the amounts allocated to administrative and general expense were $1,586, $1,556 and $1,531, respectively. Depreciation expense for utility plant for the years ended December 31, 2014, 2013 and 2012 was $35,424, $32,616 and $31,005, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Utility Plant Intangible Assets
All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years (see Note 6).
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. There is no depreciation associated with nonutility property as it is all land. The major components of real estate investments as of December 31, 2014 and 2013 are as follows:

	2014	2013
Land	$17,297	18,892
Buildings and improvements	56,168	59,256
Intangibles	329	329
Total real estate investment	$73,794	78,477

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
On August 2, 2012, SJW Land Company sold its warehouse building located in Orlando, Florida for $5,821. The Company recognized a pre-tax gain on the sale of real estate investment of $910, after selling expenses of $304.

Real estate investments include $72,402 and $77,082 as of December 31, 2014 and 2013, respectively, of assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2014:

Year ending December 31:	Rental Revenue
2015	$5,345
2016	5,514
2017	5,612
2018	4,789
2019	3,753
Thereafter	13,691

Impairment of Long-Lived Assets
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Corp. are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. In addition, the Company tests unamortized intangible assets, which primarily relate to water rights, at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, the Company considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If the Company determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. No impairments occurred during 2014 or 2013.
Financial Instruments
The following instruments are not measured at fair value on the Company's consolidated balance sheets but require disclosure of fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of long-term debt is discussed in Note 4, pension plan assets in Note 10 and investment in California Water Service Group Stock in Note 13.
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

Regulatory Rate Filings
On February 28, 2014, San Jose Water Company submitted Advice Letter No. 456. In the advice letter, San Jose Water Company notified the CPUC that San Jose Water Company was implementing conservation Tariff Rule 14.1. The CPUC's Tariff Rule 14.1 provides voluntary conservation measures for customers, focusing primarily on outdoor water use which accounts for 50% of a typical customer's water usage. In addition, San Jose Water Company requested the implementation of a Mandatory Conservation Memorandum Account (“MCMA”) to track all operational and administrative costs associated with the implementation of Rule 14.1 and implementation of a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) to track any revenue shortfall associated with the implementation of SCVWD's 20% conservation goal. The advice letter was approved on March 21, 2014 and the Rule 14.1 voluntary conservation measures, the MCMA, and MCRAMA all went into effect on March 31, 2014. San Jose Water Company will record the impact of the MCRAMA and MCMA regulatory accounts once probability of recovery can be determined and collection can be assured within 24 months of the year-end in which the revenue is recorded. As of December 31, 2014, no amounts have been recorded related to the MCMA and MCRAMA.

On August 14, 2014, the CPUC issued Decision No. 14-08-006 in San Jose Water Company's General Rate Case filing for the years 2013-2015. This Decision resolved all issues in San Jose Water Company's General Rate Case and closed the proceeding. The Decision authorized an increase of revenue of $22,102, or 9.81%, for 2013 and $13,274, or 5.21% for 2014, and provided San Jose Water Company authorization to file to increase rates for 2015 in November 2014. The increases for 2013 and 2014 became effective on August 15, 2014 (via Advice Letter No. 463) and September 29, 2014 (via Advice Letter No. 464), respectively. Additionally, due to the nearly 20-month delay in receiving the Decision, San Jose Water Company was authorized to file for a surcharge to true-up the difference between interim rates (i.e. rates that were actually in effect since January 1, 2013) and authorized rates (i.e. rates that should have been in effect since January 1, 2013). On August 29, 2014, San Jose Water Company filed Advice Letter No. 465, seeking recovery of the $46,697 balance accrued in the 2013 General Rate Case Interim Rates Memorandum Account over a three-year period via a $0.2888 per CCF surcharge applied to all customer usage as authorized in the General Rate Case decision. In this filing, San Jose Water Company sought to recover the revenue which was not collected over the period of January 1, 2013 through August 14, 2014 due to the delayed decision in San Jose Water Company's General Rate Case Application. The retroactive adjustment reflects the impact of actual usage compared to what was authorized in the Decision for 2013 and the combined impact of 2013 and 2014 rate increases for 2014. This recovery was authorized in Decision No. 14-08-006. The request was approved by the CPUC and the surcharge became effective September 29, 2014.
On November 7, 2014, San Jose Water Company filed Advice Letter No. 467 seeking authorization to increase rates by $8,042, or 2.91%, via a step rate increase for the escalation year 2015. Subsequent to this filing, due to changes in escalation factors, San Jose Water Company filed Advice Letter No. 467A revising the requested increase to $8,135, or 2.94%. The revised request was approved by the CPUC and became effective on January 1, 2015.
On January 5, 2015, San Jose Water Company filed General Rate Case Application 15-01-002 requesting authority for an increase of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017, and $17,567, or 5.36%, in 2018. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $4,752 in the balancing account, (2) disbursement of the over-collected balance of $976 accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. A General Rate Case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC's Office of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. A final decision is likely to occur in the second half of 2015 with new rates becoming effective at the beginning of 2016. If a decision is not reached by the end of 2015, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2016, until such time a decision is adopted.
On October 3, 2013, CLWSC filed a rate case with the TCEQ. The filing contained a request for an average system-wide rate increase of 23.1%, or $2,400. With the exception of customers served within the City of Bulverde, the new rates became effective on December 2, 2013. Subsequently, effective March 1, 2014, a rate settlement agreement was reached with the City of Bulverde with rate increases being phased-in over a 28-month period. On December 18, 2014, the PUCT voted unanimously to approve a final order in the case. As approved, the final decision settles all issues with the Coalition for Equitable Water Rates (a customer intervenor group), the PUCT and the Office of Public Utility Counsel regarding the 2013 rate case for all customers located outside the City of Bulverde's jurisdiction. The decision authorized the requested average system-wide rate increase to be phased-in annually beginning January 1, 2015 through January 1, 2018. The decision further provides that no refunds or credits will be owed to customers for rates in effect between December 2, 2013 and December 31, 2014. It also allows for the filing of additional applications to recover increases in purchased water supply costs for such customers. As part of the settlement, CLWSC has the option to file a general rate case application after September 1, 2017 to establish a new rate increase. If the Company elects this option prior to December 31, 2017, the January 1, 2018 scheduled rate increase in the decision will not become effective. As part of the settlement of the rate case, CLWSC agreed to drop its appeal of the 2010 rate case final order. Therefore, upon motion of CLWSC, such appeal was subsequently dismissed by the District Court of Travis County on January 16, 2015.
Balancing and Memorandum Accounts
For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, and other approved activities or as directed by the CPUC.
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the MCRAMA, collection of the account balance must occur within 24 months of the year-end the revenue is recorded. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, the Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980, subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in the Company's financial statements.
San Jose Water Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded revenue and regulatory assets as follows:

	For the year ended December 31, 2014
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$(1,896)	341	178	(1,377)

Balancing accounts:
Water supply costs	(2,378)	3,353	(85)	890
Pension	9,734	(7,705)	(617)	1,412
2012 General Rate Case true-up	—	46,456	(2,056)	44,400
All others	2,229	(447)	(46)	1,736
Total balancing accounts	$9,585	41,657	(2,804)	48,438

Total	$7,689	41,998	(2,626)	47,061

	For the year ended December 31, 2013
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$(1,887)	869	(878)	(1,896)

Balancing accounts:
Water supply costs	(1,590)	(788)	—	(2,378)
Pension	6,657	3,077	—	9,734
2012 General Rate Case true-up	—	—	—	—
All others	369	1,860	—	2,229
Total balancing accounts	$5,436	4,149	—	9,585

Total	$3,549	5,018	(878)	7,689

	For the year ended December 31, 2012
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$5,739	(2,832)	(4,794)	(1,887)

Balancing accounts:
Water supply costs	—	(1,590)	—	(1,590)
Pension	—	6,657	—	6,657
2012 General Rate Case true-up	—	—	—	—
All others	—	369	—	369
Total balancing accounts	$—	5,436	—	5,436

Total	$5,739	2,604	(4,794)	3,549

On September 29, 2014, the CPUC approved a surcharge to true-up the difference between interim rates and authorized rates of $46,697 to be recovered over a three-year period as well as one-time refunds of $241 as authorized in the 2012 General Rate Case decision. The net amount of $46,456 has been recorded in the 2012 General Rate Case true-up row in the table above. This amount includes $2,800 related to water supply and pension balancing accounts that have previously been recorded and have been deducted from the appropriate row in the table above.
As of December 31, 2014, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $8,294, of which the majority relates to the MCMA and MCRAMA. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.
Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, the 2012 General Rate Case true-up, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not yet been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The Company expects to recover regulatory assets related to plant depreciation income tax temporary differences over the average lives of the plant assets of between 5 to 75 years.
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
Regulatory assets and liabilities are comprised of the following as of December 31:

	2014	2013
Regulatory assets, net:
Income tax temporary differences, net	$6,731	8,220
Postretirement pensions and other medical benefits	115,494	62,949
Balancing and memorandum accounts, net	47,061	7,689
Other, net	5,577	4,685
Total regulatory assets, net in Consolidated Balance Sheets	$174,863	83,543
Less: current regulatory asset, net	16,853	—
Total regulatory assets, net, less current portion	$158,010	83,543

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

Estimated Refunds
2015	$2,508
2016	2,508
2017	2,508
2018	2,508
2019	2,508
Thereafter	60,763

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
Asset Retirement Obligation
SJW Corp.'s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells and other anticipated clean-up costs, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2014 and 2013, the asset retirement obligation is as follows:

	2014	2013
Retirement obligation	$4,355	4,612
Discount rate	6%	6%
Present value, recorded as a liability	1,994	1,733
Deferred tax	1,371	1,192
Regulatory asset	$3,365	2,925

Revenue
SJW Corp. recognizes its regulated and non-tariffed revenue when services have been rendered, in accordance with ASC Topic 605.
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
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2014, 2013 and 2012, the surcharge was $3,872, $3,741 and $3,862, respectively.

Revenue from San Jose Water Company's non-tariffed utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Non-tariffed operating revenue in 2014, 2013 and 2012 includes $6,175, $5,882 and $5,523, respectively, from the operation of the City of Cupertino municipal water system. Revenue from SJW Land Company properties is recognized ratably over the term of the leases.
Share-Based Payment
SJW Corp. utilizes the Black-Scholes option-pricing model to calculate the fair value of restricted stock awards. The Black-Scholes option-pricing model requires the use of subjective assumptions, to compute the fair value of options at the grant date, and is the basis for share-based compensation for financial reporting purposes. In addition, SJW Corp. estimates forfeitures for share-based awards that are not expected to vest.
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
Earnings per Share
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plans. Restricted common stock units and stock options of 2,791, 3,071 and 6,557 as of December 31, 2014, 2013 and 2012, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 2.	Capitalization
SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2014 and 2013, 20,286,840 and 20,169,211, respectively, shares of common stock were issued and outstanding.
At December 31, 2014 and 2013, 176,407 shares of preferred stock of $25 par value per share were authorized; no shares of preferred stock were issued or outstanding.

Note 3.	Lines of Credit
As of December 31, 2014, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under one line of credit and $85,000 was available to San Jose Water Company under another line of credit. San Jose Water Company has issued two standby letters of credit with a commercial bank in the amount of $3,000 in support of its California Department of Water Resources' Safe Drinking Water State Revolving Fund (“SDWSRF”) loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it, and the amount of coverage can be reduced as the loan principal balance decreases. As of December 31, 2014, $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its SDWSRF loans. The lines of credit bear interest at variable rates, and will expire on September 1, 2016. As of December 31, 2014 and 2013, SJW Corp. has an outstanding balance on the lines of credit of $13,200 and $22,400, respectively. Cost of borrowing on the lines of credit averaged 1.15% and 1.29% as of December 31, 2014 and 2013, respectively.
On June 23, 2014, San Jose Water Company, SJW Corp., SJW Land Company and Wells Fargo Bank, National Association (“Wells Fargo”) amended their respective credit agreements dated as of March 1, 2012, to extend the maturity date to September 1, 2016. In addition, San Jose Water Company and Wells Fargo increased the maximum principal amount available for borrowing from $75,000 to $85,000.

On August 1, 2014, San Jose Water Company, SJW Corp., SJW Land Company and Wells Fargo amended their respective credit agreements dated as of March 1, 2012, to modify the period during which the borrower is required to maintain a zero balance under the credit agreement for thirty consecutive days.
SJW Corp., on a consolidated basis, and San Jose Water Company have the following affirmative covenants on their unsecured bank lines of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2014, SJW Corp. and San Jose Water Company, respectively, were in compliance with the unsecured bank line of credit affirmative covenants. In addition, the Company shall maintain a zero balance on each line of credit for a period of at least thirty consecutive days during: (1) the period commencing November 1, 2014 and ending August 31, 2015, and (2) each 12-month period thereafter commencing September 1, 2015.

Note 4.	Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Due Date	2014	2013
Senior notes, San Jose Water Company:
Series A 8.58%	2022	$20,000	20,000
Series B 7.37%	2024	30,000	30,000
Series C 9.45%	2020	10,000	10,000
Series D 7.15%	2026	15,000	15,000
Series E 6.81%	2028	15,000	15,000
Series F 7.20%	2031	20,000	20,000
Series G 5.93%	2033	20,000	20,000
Series H 5.71%	2037	20,000	20,000
Series I 5.93%	2037	20,000	20,000
Series J 6.54%	2024	10,000	10,000
Series K 6.75%	2039	20,000	20,000
Series L 5.14%	2044	50,000	—
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000
SJW Corp. Series A 4.35%	2021	50,000	50,000
Total senior notes		$315,000	265,000
Mortgage loans 5.61% - 6.09%	2016	3,109	3,215
	2017	11,896	12,142
444 West Santa Clara Street, L.P. 5.68% (non-recourse to SJW Land Company)	2021	2,947	3,053
California Pollution Control Financing Authority Revenue Bonds 5.10%, San Jose Water Company	2040	50,000	50,000
SDWSRF loans 2.39% and 2.60%, San Jose Water Company	2027	1,997	2,141
Total debt		$384,949	335,551
Less: current portion		584	554
Total long-term debt, less current portion		$384,365	334,997

Senior notes held by institutional investors are unsecured obligations of SJW Corp., San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, all of the companies' debt has historically been placed privately.
On January 24, 2014, San Jose Water Company entered into a note agreement with John Hancock Life Insurance Company (U.S.A.) and its affiliate (the “Purchaser”), pursuant to which San Jose Water Company sold an aggregate principal amount of $50,000 of its 5.14% senior note, Series L to the Purchaser. The senior note is an unsecured obligation of San Jose Water Company, due on the date that is the 30th anniversary of the issuance of the senior note. Interest is payable semi-

annually in arrears on March 1 and September 1 of each year, commencing March 1, 2015. The transaction closed on August 7, 2014.
The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2014, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2014, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJW Corp. has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2014, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
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
444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $2,947 as of December 31, 2014. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan with 444 West Santa Clara Street, L.P. is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2015	276	164	112
2016	276	157	119
2017	276	150	126
2018	276	143	133
2019	276	135	141
Thereafter	2,485	169	2,316
San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2014. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2014, San Jose Water Company was in compliance with all such covenants.

San Jose Water Company has two loans from the SDWSRF at a rate of 2.39% and 2.60%. The outstanding loan balances as of December 31, 2014 is $1,997. San Jose Water Company issued standby letters of credit with a commercial bank in the amount of $3,000 in support of these loans. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balances decrease. An amortization schedule of the SDWSRF loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2015	132	34	98
2016	195	45	150
2017	196	42	154
2018	196	38	158
2019	196	34	162
Thereafter	1,397	122	1,275

The fair value of long-term debt as of December 31, 2014 and 2013 was approximately $460,171 and $395,684, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

Note 5.	Income Taxes
The components of income tax expense were:

	2014	2013	2012
Current:
Federal	$50	(525)	—
State	(1,146)	3,093	3,305
Deferred:
Federal	28,493	11,743	12,114
State	(2,426)	(176)	123
	$24,971	14,135	15,542

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $76,777, $36,519 and $37,860 in 2014, 2013 and 2012:

	2014	2013	2012
“Expected” federal income tax	$26,872	12,782	13,251
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	4,155	1,836	2,108
Dividend received deduction	(46)	(60)	(59)
Uncertain tax positions	—	(650)	82
Sales & Use Enterprise Zone Credit	(880)	—	—
Tangible Property Regulations	(5,127)	—	—
Other items, net	(3)	227	160
	$24,971	14,135	15,542

The components of the net deferred tax liability as of December 31 was as follows:

	2014	2013
Deferred tax assets:
Advances and contributions	$16,212	15,598
Unamortized investment tax credit	709	741
Pensions and postretirement benefits	4,216	4,405
California franchise tax	—	1,107
Net operating loss	5,065	5,814
Other	1,697	1,596
Total deferred tax assets	$27,899	29,261
Deferred tax liabilities:
Utility plant	$150,662	125,706
Pension and postretirement benefits	47,059	25,649
Investment in stock	2,335	3,228
Deferred gain and other-property related	11,695	13,107
Debt reacquisition costs	443	496
Other	1,211	1,811
Total deferred tax liabilities	$213,405	169,997
Net deferred tax liabilities	$185,506	140,736

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
As of December 31, 2014, the Company has a federal net operating loss carry forward of $14,051, which will expire in fiscal year 2031. This amount differs from the amount reported on the consolidated tax returns of $15,603 due to the adoption of ASU 2013-11 which provided explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists that can be utilized to offset unrecognized tax benefits. As of December 31, 2014, the Company has a state net operating loss carryforward of $1,659, which will expire in fiscal year 2034.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $684 and $565 as of December 31, 2014 and 2013, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $14 and $13 as of December 31, 2014 and 2013, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2013	$535
Increase related to tax positions taken during a prior year, including interest	118
Reductions related to tax positions taken in a prior year, including interest	(4)
Balance at December 31, 2014	$649

SJW Corp.'s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $14 as of December 31, 2014. SJW Corp. has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2014 was an expense of $1.
SJW Corp. does not foresee material changes to its gross uncertain tax liability due to the lapse of the statute of limitations within the next 12 months following December 31, 2014.

In the second quarter of 2014, SJW Corp. recorded $880 in State of California enterprise zone sales and use tax credits related to tax years 2008 through 2012. The California Franchise Tax Board selected the Company's fiscal year's 2008 through 2012 refund claims for examination.
On September 13, 2013, the Department of Treasury and the Internal Revenue Service issued final tangible property regulations under provisions that generally are intended to simplify, clarify and make more administrable the 2011 temporary and proposed tangible property regulations. These regulations broadly apply to amounts to acquire, produce or improve tangible property, as well as dispositions of such property and provide criteria for determining whether such amounts can be deducted or should be capitalized as part of the asset. The final regulations generally are effective for tax years beginning on or after January 1, 2014. During the third quarter of 2014, management completed its evaluation of the capitalization elections under the new regulations in order to establish their method of complying with the new regulations and record the impact in the consolidated financial statements. To comply with the new regulations, SJW Corp. will apply the accounting method change in the 2014 tax returns for the expensing of certain utility asset improvement costs for tax purposes as of December 31, 2013 that were previously being capitalized for book and tax purposes. As of December 31, 2014, the 2014 federal and state repairs and maintenance deduction under the new methodology was $11,221, resulting in an estimated $3,927 Federal deferred tax liability and a state income tax benefit of $645. During the year ended December 31, 2014, SJW Corp. also completed a detailed analysis of the repairs and maintenance deduction related to 2013 and prior years, and recorded the estimated federal and state impact in the consolidated financial statements as of December 31, 2014. SJW Corp.'s Internal Revenue Code (“IRC”) §481(a) adjustment for Federal purposes was $35,912 and resulted in a $12,569 deferred tax liability as of December 31, 2014. SJW Corp.'s IRC §481(a) adjustment for state purposes was $77,999 and resulted in a $4,482 reduction to state income tax expense for the year ended December 31, 2014.
SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The Company is no longer subject to tax examination for fiscal years prior to 2012 for federal purposes and 2010 for state purposes. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2012 - 2013
California	2010 - 2013
Arizona	2010 - 2013
Connecticut	2011 - 2013
Florida	2011 - 2012
Tennessee	2011 - 2013
Texas	2010 - 2013

Note 6.	Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system and other intangibles of $12,533. Other intangibles consists of $11,069 which was paid for service area and water rights related to our subsidiaries in Texas, $1,040 incurred in conjunction with Santa Clara Valley Water District water contracts related to the operation of San Jose Water Company and $424 in other miscellaneous intangibles. All intangible assets are recorded at cost and all, except for TWA water rights, are being amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years. TWA water rights are not being amortized as they have been determined to have an indefinite useful life.
Amortization expense for the intangible assets was $367, $354 and $340 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for 2015, 2016, 2017, 2018 and 2019 is anticipated to be $367 per year.

The costs of intangible assets as of December 31, 2014 and 2013 are as follows:

	2014	2013
Concession fees	$6,800	6,800
Other intangibles	12,533	11,541
Intangible assets	19,333	18,341
Less: Accumulated amortization
Concession fees	4,692	4,420
Other intangibles	860	765
Net intangible assets	$13,781	13,156

Note 7.	Commitments
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2014, 2013 and 2012, San Jose Water Company purchased from SCVWD 17,782 million gallons ($44,444), 22,700 million gallons ($52,500) and 22,800 million gallons ($48,800), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on November 25, 2014, the delivery schedule was reduced by 20% through June 30, 2015. Based on current prices and estimated deliveries, San Jose Water Company is committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 17,863 million gallons ($46,434) of water at the current contract water rate of $2.6 per million gallons in the year ending December 31, 2015. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available.
In 1997, San Jose Water Company entered into a 25-year contract agreement with the City of Cupertino to operate the City's municipal water system. San Jose Water Company paid a one-time, up-front concession fee of $6,800 to the City of Cupertino which is amortized over the contract term. Under the terms of the contract agreement, San Jose Water Company assumed responsibility for all maintenance and operating costs, and necessary capital improvements, while receiving all payments for water service. Water service rates are subject to approval by the Cupertino City Council.
San Jose Water Company has remaining commitments of $400 with one vendor related to Phase 1 upgrades to the Montevina Water Treatment Plant. This amount is expected to be spent during the first half of 2015. In addition, the Company expects to sign a contract during the second quarter of 2015 with one vendor for Phase 2 upgrades in the amount of $47,500, of which $17,100 is expected to be spent during the second half of 2015.
CLWSC has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake and other sources. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment.
TWA has entered into approximately 180 water leases with property owners for certain real property rights for the development, production, transportation and use of groundwater in and under their property. In accordance with the water leases, TWA is committed to pay between $1,000 and $1,300 from 2015 to 2019. TWA may terminate the water leases at any time during the pre-production phase, upon two years prior written notice.
As of December 31, 2014, San Jose Water Company had 354 employees, of whom 122 were executive, administrative or supervisory personnel, and of whom 232 were members of unions. In November 2013, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2014 through December 31, 2016. The agreements include a 2% wage increase in 2014, 2% in 2015 and 3% in 2016 for union workers as well as increases in medical co-pays and employee cost-sharing.

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
The consolidated financial statements of SJW Corp. at December 31, 2014 and 2013 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances and transactions have been eliminated. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements.

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
The Pension Plan is administered by a committee that is composed of an equal number of Company and union representatives (the “Committee”). The Committee has retained an investment consultant, Wells Fargo Advisors Financial Network, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the Committee to the investment managers who are monitored by the investment consultant. Investment guidelines provided in the Investment Policy Statement require that at least 25% of plan assets be invested in fixed income securities. As of December 31, 2014, the plan assets consist of approximately 35% bonds, 7% cash equivalents, and 58% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody's or Standard & Poor's as defined by the Investment Policy Statement. The investment managers performance is reviewed regularly by the investment consultant who provides quarterly reports to the Committee for review.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants of 12.16 years for actuarial expense calculation purposes. Market gains in 2013 decreased pension expense by approximately $790 in 2014 and market gains in 2012 decreased pension expense by approximately $334 in 2013.
For the past 10 years, the plan has achieved a 6.1% return on its investments while the applicable benchmark was 6.2% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the past five years, the investment managers, following the required investment guidelines, achieved a 9.4% return on their investments, while the applicable benchmark was 9.7% for the same period.
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
Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company's Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company's Cash Balance Executive Supplemental Retirement Plan. Both of the plans are non-qualified plans in which only officers and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The plans, which are unfunded, had a projected benefit obligation of $15,806 and $12,637 as of December 31, 2014 and 2013, respectively, and net periodic pension cost of $1,300, $1,248 and $1,386 for 2014, 2013 and 2012, respectively.

Other Postretirement Benefits
In addition to providing pension and savings benefits, San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The plan is a flat dollar plan which is unaffected by variations in health care costs.
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
Deferral Plan
San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by San Jose Water Company. San Jose Water Company contributions were $1,101, $1,087 and $1,044 in 2014, 2013 and 2012, respectively.
Special Deferral Election Plan and Deferral Election Program
SJW Corp. maintains a Special Deferral Election Plan allowing certain executives and a Deferral Election Program allowing non-employee directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. Executives and non-employee directors had deferred $2,747, $2,567 and $2,501 under the plans as of December 31, 2014, 2013 and 2012, respectively.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
	%	%	%	%	%	%
Discount rate	4.82	3.92	4.34	4.70	3.80	4.25
Expected return on plan assets	7.00	7.00	7.00	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
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
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
	%	%	%	%
Discount rate	3.88	4.82	3.80	4.70
Rate of compensation increase	4.00	4.00	N/A	N/A

San Jose Water Company utilized each plan's projected benefit stream in conjunction with the Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

San Jose Water Company adopted the Society of Actuaries newly issued RP-2014 Mortality Tables and Mortality Improvement Scale MP-2014 to determine mortality assumptions as of December 31, 2014. The newly issued tables and scales reflect increasing life expectancies of participants in the United States. The improved mortality for plan participants resulted in an increase in the 2014 defined benefit obligations of $10,000. See also “Reconciliation of Funded Status” below.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$3,938	4,594	4,288	$284	361	339
Interest cost	6,098	5,393	5,349	508	508	452
Expected return on assets	(6,414)	(5,289)	(4,442)	(268)	(230)	(151)
Amortization of transition obligation	—	—	—	—	—	1
Amortization of prior service cost	376	394	414	197	197	197
Recognized actuarial loss	1,879	4,052	3,857	59	189	195
Net periodic benefit cost	$5,877	9,144	9,466	$780	1,025	1,033

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of San Jose Water Company's defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$128,699	140,999	$10,976	12,243
Service cost	3,938	4,594	284	361
Interest cost	6,098	5,393	508	508
Actuarial (gain)/loss	31,161	(18,082)	2,322	(1,829)
Benefits paid	(4,592)	(4,205)	(376)	(307)
Benefit obligation at end of year	$165,304	128,699	$13,714	10,976
Change in plan assets
Fair value of assets at beginning of year	$91,358	75,542	$3,995	3,478
Actual return on plan assets	6,392	10,478	119	325
Employer contributions	6,470	9,543	434	445
Benefits paid	(4,592)	(4,205)	(297)	(253)
Fair value of plan assets at end of year	99,628	91,358	4,251	3,995
Funded status at end of year	$(65,676)	(37,341)	$(9,463)	(6,981)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Current liabilities	$883	757	$69	68
Noncurrent liabilities	64,793	36,584	9,394	6,913
	$65,676	37,341	$9,463	6,981

San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans as follows:

	2014	2013
Funded status of obligation	$75,139	44,322
Accrued benefit cost	(6,704)	(7,030)
Amount to be recovered in future rates	68,435	37,292
Tax gross-up	47,059	25,657
Regulatory asset	$115,494	62,949

The estimated amortization for the year ended December 31, 2015 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$3,883	197
Amortization of loss	376	214
Total	$4,259	411

Plan Assets
Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Fair value of assets at end of year:
Debt securities	$35,034	34,464	$1,401	1,427
	35%	38%	33%	36%
Equity securities	58,286	48,442	2,347	1,893
	59%	53%	55%	47%
Cash and equivalents	6,308	8,452	503	675
	6%	9%	12%	17%
Total	$99,628	91,358	$4,251	3,995

The following tables summarize the fair values of plan assets by major categories as of December 31, 2014 and 2013:

			Fair Value Measurements at December 31, 2014
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$6,811	$6,811	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	4,266	4,237	29	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	35,489	35,489	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	6,069	6,069	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value, Russell 2500	4,982	4,982	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,758	4,758	—	—
REIT	NAREIT—Equity REIT's	5,069	—	5,069	—
Fixed Income (b)	(b)	36,435	—	36,435	—
Total		$103,879	$62,346	$41,533	$—
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

In 2015, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,300 to the pension plan and other postretirement benefit plan.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2015	$5,282	$478
2016	5,600	515
2017	5,933	546
2018	6,312	580
2019	6,564	602
2020 - 2024	39,594	3,478

Note 11.	Equity Plans
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
A participant in the Plan generally may not receive Plan awards covering an aggregate of more than 600,000 shares of common stock in any calendar year. Additionally, awards granted under the Plan may be conditioned upon the attainment of specified Company performance goals. The types of awards included in the Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares were issued to employees under the Employee Stock Purchase Plan (“ESPP”). The last offering period under the ESPP ended on July 31, 2014. A 2014 Employee Stock Purchase Plan (“2014 ESPP”) was approved by Company shareholders in April 2014. The initial offering period under the 2014 ESPP commenced on August 1, 2014 with a January 30, 2015 purchase date. No shares were issued under the 2014 ESPP in 2014. SJW Corp. also had a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allowed eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. The DRSPP was terminated effective as of April 14, 2014.
As of December 31, 2014, 2013 and 2012, 429,352, 341,914 and 287,534 shares have been issued pursuant to the Plan, and 296,831, 307,919 and 327,093 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2014, 2013 and 2012, respectively. The remaining shares available for issuance under the Plan are 1,073,817 as of December 31, 2014. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.

A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2014	2013	2012
Compensation costs charged to income:
ESPP	$148	128	104
Restricted stock and deferred restricted stock	883	784	460
Total compensation costs charged to income	$1,031	912	564
Proceeds from the exercise of stock options and similar instruments:
Stock options	$1,044	198	318
ESPP	839	722	588
DRSPP	34	84	83
Total proceeds from the exercise of stock options and similar instruments	$1,917	1,004	989
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$213	(69)	61
Restricted stock and deferred restricted stock	249	97	36
Total excess tax benefits realized from share options exercised and stock issuance	$462	28	97

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
As of December 31, 2014, there are no outstanding options. A summary of SJW Corp.'s stock option awards as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	51,214	$20.38	1.16	$482
Granted	—	—	—	—
Exercised	(51,214)	20.38	—	581
Forfeited or expired	—	—	—	—
Outstanding as of December 31, 2014	—	$—	—	$—
Options exercisable at December 31, 2014	—	$—	—	$—
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $581, $179, and $210, respectively.
As of December 31, 2014, there are no unrecognized compensation costs related to stock options.

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
On August 4, 2014, a total of 36,988 restricted stock units were granted to a key employee of SJW Corp. which includes performance-based restricted stock units covering a target number of shares of SJW Corp.'s common stock equal to 19,917 that will convert, if earned, between August 4, 2014 and December 31, 2017, based on the terms of the award. The number of shares issuable under the award, ranging between 0% and 200% of the target number of shares, is based on the level of actual attainment of specified performance goals. These units do not include dividend equivalent rights. The fair value of the performance-based restricted awards was estimated utilizing the Monte Carlo valuation model, using the fair value of SJW Corp.'s common stock with the effect of market condition and no dividend yield on the date of grant, and assumes the performance goals will be attained. Share-based compensation expense is recognized at $26.81 per unit. If such goals are not met and requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed. The remainder of restricted stock units granted, 17,071 units, will vest in three equal successive installments upon completion of each year of service, beginning from January 1, 2015, with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $24.14 per unit is being recognized over the service period beginning in 2015.
A summary of SJW Corp.'s restricted and deferred restricted stock awards as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2014	220,364	$16.31
Issued	71,625	$26.11
Exercised	(32,182)	$26.88
Forfeited or expired	—	$—
Outstanding as of December 31, 2014	259,807	$18.56
Shares vested as of December 31, 2014	129,340	$16.35

A summary of the status of SJW Corp.'s nonvested restricted and deferred restricted stock awards as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2014	77,386	$16.49
Granted	71,625	$26.11
Vested	(18,544)	$23.65
Forfeited	—	$—
Nonvested as of December 31, 2014	130,467	$20.75

As of December 31, 2014, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,606. This cost is expected to be recognized over a weighted-average period of 1.36 years.
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

As of December 31, 2014, 2013 and 2012, a cumulative of 66,458, 61,733 and 56,349 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2014, 2013 and 2012, $122, $128 and $128, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.
Employee Stock Purchase Plan
On April 30, 2014, SJW Corp.'s shareholders approved the 2014 ESPP. Under the 2014 ESPP, 400,000 shares of SJW Corp.'s common stock were reserved for issuance. The remaining available shares for issuance from the predecessor ESPP were not transferred to the 2014 ESPP. The first offering period for the 2014 ESPP commenced on August 1, 2014.
The 2014 ESPP allows eligible employees to purchase shares of SJW Corp.'s common stock at 85% of the fair value of shares on the purchase date. Under the 2014 ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions.
Since its inception, the ESPP had seventeen purchase intervals. As of December 31, 2014, 2013 and 2012, a total of 35,682, 30,869 and 29,468 shares, respectively, were issued under the ESPP. The ESPP and 2014 ESPP have no look-back provisions. As of December 31, 2014, 2013 and 2012, cash received from employees towards the ESPP and 2014 ESPP amounted to $854, $796 and $627, respectively.
After considering estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2014, 2013 and 2012, SJW Corp.'s recorded expenses were $151, $140 and $110 related to the ESPP and 2014 ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 30, 2015 for the 2014 ESPP is approximately $68. This cost is expected to be recognized during the first quarter of 2015.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offered shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock were reserved for issuance under the DRSPP. For the years ended December 31, 2014, 2013 and 2012, 829, 3,487 and 1,679 shares, respectively, were issued under the DRSPP.
SJW Corp. terminated the DRSPP effective as of April 14, 2014. On April 16, 2014, SJW Corp. filed a Post-Effective Amendment No. 1 to the registration statement on Form S-3 (file no. 333-172048) with the SEC to deregister the 2,993,744 remaining shares of SJW Corp.'s common stock that were available for issuance under the DRSPP at the time of its termination.

Note 12.	Segment and Non-Tariffed Businesses Reporting
SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and non-tariffed businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, and (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.'s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company and Texas Water Alliance, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
SJW Corp.'s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.'s chief operating decision maker is its senior staff which includes the Chairman, President and Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, and Senior Vice President of Regulatory Affairs. The senior staff reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiaries.
The following tables set forth information relating to SJW Corp.'s reportable segments and distribution of regulated and non-tariffed business activities within the reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of SJW Corp. not included in the reportable segments is included in the “All Other” category.

	For year ended December 31, 2014
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	306,474	6,175	7,019	—	306,474	13,194	319,668
Operating expense	216,914	4,686	4,193	997	216,914	9,876	226,790
Operating income (loss)	89,560	1,489	2,826	(997)	89,560	3,318	92,878
Net income (loss)	50,612	668	1,050	(524)	50,612	1,194	51,806
Depreciation and amortization	35,926	359	1,620	—	35,926	1,979	37,905
Senior note, mortgage and other interest expense	17,555	—	1,022	2,211	17,555	3,233	20,788
Income tax expense (benefit) in net income	24,210	471	542	(252)	24,210	761	24,971
Assets	1,180,583	18,071	65,847	4,803	1,180,583	88,721	1,269,304

	For year ended December 31, 2013
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	264,782	5,882	6,205	—	264,782	12,087	276,869
Operating expense	212,761	5,683	4,000	1,018	212,761	10,701	223,462
Operating income (loss)	52,021	199	2,205	(1,018)	52,021	1,386	53,407
Net income (loss)	23,273	(208)	920	(1,601)	23,273	(889)	22,384
Depreciation and amortization	33,067	360	1,612	—	33,067	1,972	35,039
Senior note, mortgage and other interest expense	16,616	—	1,120	2,186	16,616	3,306	19,922
Income tax expense (benefit) in net income	14,446	124	768	(1,203)	14,446	(311)	14,135
Assets	1,013,229	16,163	71,779	8,815	1,013,229	96,757	1,109,986

	For year ended December 31, 2012
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	251,032	5,523	4,992	—	251,032	10,515	261,547
Operating expense	197,893	4,043	3,379	935	197,893	8,357	206,250
Operating income (loss)	53,139	1,480	1,613	(935)	53,139	2,158	55,297
Net income (loss)	22,811	707	244	(1,444)	22,811	(493)	22,318
Depreciation and amortization	31,085	360	1,653	—	31,085	2,013	33,098
Senior note, mortgage and other interest expense	16,499	—	1,511	2,175	16,499	3,686	20,185
Income tax expense (benefit) in net income	15,678	581	374	(1,091)	15,678	(136)	15,542
Assets	991,866	13,245	74,903	7,485	991,866	95,633	1,087,499
____________________
(1)    The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 13.	California Water Service Group Stock
SJW Corp. classifies its investment in California Water Service Group as available-for-sale. On June 30, 2014, SJW Corp. sold 125,969 shares of California Water Service Group for $3,056, before fees of $10. SJW Corp. recognized a gain on the sale of the stock of approximately $2,017, tax expense of approximately $822, for a net gain of $1,195. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $1,171 and was based on the fair value of the stock as of March 31, 2014. As of December 31, 2014, SJW Corp. held 259,151 shares of California Water Service Group. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.
As of December 31, 2014 and 2013, the fair value of the Company's investment in California Water Service Group was $6,378 and $8,885, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 14.	Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2014 Quarter Ended
	March	June	September	December
Operating revenue	$54,596	70,356	125,430	69,286
Operating income	6,054	12,121	59,114	15,589
Net income	906	6,846	38,366	5,688
Comprehensive income	1,104	5,716	38,095	6,021
Earnings per share:
—Basic	0.04	0.34	1.90	0.28
—Diluted	0.04	0.34	1.88	0.28
Market price range of stock:
—High	30.40	29.51	28.25	32.87
—Low	27.84	25.87	25.64	26.77
Dividend per share	0.19	0.19	0.19	0.19

	2013 Quarter Ended
	March	June	September	December
Operating revenue	$50,139	74,230	85,238	67,262
Operating income	5,773	16,937	19,346	11,351
Net income	1,317	7,440	8,950	4,677
Comprehensive income	1,671	7,351	9,135	5,304
Earnings per share:
—Basic	0.07	0.37	0.44	0.23
—Diluted	0.07	0.37	0.44	0.23
Market price range of stock:
—High	28.09	27.66	28.52	30.03
—Low	25.70	24.58	25.62	26.40
Dividend per share	0.18	0.18	0.18	0.18

SJW CORP.
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2014, 2013 and 2012
(in thousands)

Description	2014	2013	2012
Allowance for doubtful accounts:
Balance, beginning of period	$170	225	225
Charged to expense	321	442	449
Accounts written off	(489)	(620)	(526)
Recoveries of accounts written off	148	123	77
Balance, end of period	$150	170	225
Reserve for litigation and claims:
Balance, beginning of period	$136	281	240
Charged to expense	71	220	118
Revision to accrual, due to settlements	(5)	(105)	(38)
Payments	(69)	(260)	(39)
Balance, end of period	$133	136	281

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
SJW Corp.'s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Based on this assessment, management has concluded SJW Corp.'s internal control over financial reporting as of December 31, 2014 is effective.

KPMG LLP has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Its report is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Corp.'s Proxy Statement for its 2015 Annual Meeting of Shareholders to be held on April 29, 2015 (the “2015 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
The information required by this item is contained in the 2015 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2015 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2015 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the 2015 Proxy Statement under the caption “Principal Independent Accountants' Fees and Services” and is incorporated herein by reference.

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

3.3	By-Laws of SJW Corp., as amended on July 28, 2010. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 29, 2010.

3.4	Amended and Restated By-Laws of SJW Corp. effective as of January 28, 2015. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 30, 2015.

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

10.7
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

10.10
Second Amendment to Credit Agreement dated as of June 23, 2014 between San Jose Water Company and Wells Fargo Bank, National Association, and Revolving Line of Credit Note dated June 23, 2014. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on June 25, 2014.

10.11
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

10.16	Form of Letter Amendment to SJW Corp. Director Pension Plan. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2007. (2)

10.17
San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.20 to Form 10-K for the year ended December 31, 2011. (2)

10.18
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.19
First Amendment to San Jose Water Company's Cash Balance Executive Supplemental Retirement Plan effective as of October 30, 2013. Incorporated by reference as Exhibit 10.15 to Form 10-K for the year ended December 31, 2013. (2)

10.20
Second Amendment to San Jose Water Company's Cash Balance Executive Supplemental Retirement Plan effective as of January 31, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 30, 2014. (2)

10.21	SJW Corp. Long-Term Incentive Plan, as amended and restated January 30, 2008. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on May 1, 2008. (2)

10.22
SJW Corp. Long-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.23	Chief Executive Officer Employment Agreement amended and restated, effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008. (2)

10.24
First Amendment, effective as of January 1, 2010, to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2009. (2)

10.25
Second Amendment dated January 26, 2010 to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2009. (2)

10.26
Amendment, effective as of July 30, 2014, to the Amended and Restated Employment Agreement of W. Richard Roth, together with Exhibit A (Form of Restricted Stock Unit Issuance Agreement - Service Award), Exhibit B (Form of Restricted Stock Unit Issuance Agreement - TSR Award), and Exhibit C (Form of Restricted Stock Unit Issuance Agreement - ROE Award). Incorporated by reference as Exhibit 10.1 to Form 8-K filed on August 1, 2014. (2)

10.27	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.28	Offer Letter to Andrew F. Walters. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 30, 2014. (2)

10.29	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.30	SJW Corp. Executive Officer Short-Term Incentive Plan, effective as of April 30, 2008. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2008. (2)

10.31
SJW Corp. Executive Officer Short-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.32
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

10.34
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.35	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.36
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated, effective January 1, 2008. Incorporated by reference as Exhibit 10.22 to Form 10-K for the year ended December 31, 2007. (2)

10.37
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated effective October 30, 2013. Incorporated by reference as Exhibit 10.32 to Form 10-K for the year ended December 31, 2013. (2)

10.38	Form of Restricted Stock Unit Award Agreement for non-employee Board Members. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.39	Formulaic Equity Award Program for Non-Employee Board Members. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2013. (2)

10.40
SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated, effective as of July 29, 2009. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009. (2)

10.41
SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated effective January 1, 2014. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2013. (2)

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

10.45	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.30 to Form 10-K for the year ended December 31, 2009. (2)

10.46	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.31 to Form 10-K for the year ended December 31, 2009. (2)

10.47	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.49 to Form 10-K for the year ended December 31, 2011. (2)

10.48
Form of Restricted Stock Unit Issuance Agreement Award, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.28 to Form 10-K for the year ended December 31, 2008. (2)

10.49	Form of Restricted Stock Unit Issuance Agreement, amended and restated, effective October 22, 2008. Incorporated by reference as Exhibit 10.29 to Form 10-K for the year ended December 31, 2008. (2)

10.50	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2009. (2)

10.51	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.53 to Form 10-K for the year ended December 31, 2011. (2)

10.52	Form of Restricted Stock Unit Issuance Agreement (ROE Goal). (1) (2)

10.53	Performance Goals for the Chief Executive Officer 2013 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.61 to Form 10-K for the year ended December 31, 2012. (2)

10.54	Performance Goals for the Chief Executive Officer 2014 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.58 to Form 10-K for the year ended December 31, 2013. (2)

10.55	Performance Goals for the Chief Executive Officer 2015 Fiscal Year Bonus. (1)(2)

10.56	Form of Indemnification Agreement between SJW Corp. and officers. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2009. (2)

10.57	Form of Indemnification Agreement between SJW Corp. and Board members. Incorporated by reference as Exhibit 10.38 to Form 10-K for the year ended December 31, 2009. (2)

10.58
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

SJW CORP.

Date:	February 25, 2015	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2015	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Date:	February 25, 2015	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 25, 2015	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Controller (Principal accounting officer)

Date:	February 25, 2015	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	February 25, 2015	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	February 25, 2015	By	/s/ Mark L. Cali
MARK L. CALI, Member, Board of Directors

Date:	February 25, 2015	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date:	February 25, 2015	By	/s/ Ronald B. Moskovitz
RONALD B. MOSKOVITZ, Member, Board of Directors

Date:	February 25, 2015	By	/s/ George E. Moss
GEORGE E. MOSS, Member, Board of Directors

Date:	February 25, 2015	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors