Form 10-Q
period 2015-03-31
SJW CORP
filed 2015-05-05
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of April 22, 2015, there were 20,341,489 shares of the registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
OPERATING REVENUE	$62,112	54,596
OPERATING EXPENSE:
Production Expenses:
Purchased water	9,284	9,730
Power	1,172	1,489
Groundwater extraction charges	7,936	9,448
Other production expenses	2,997	2,862
Total production expenses	21,389	23,529
Administrative and general	11,296	9,450
Maintenance	3,368	3,274
Property taxes and other non-income taxes	3,095	2,804
Depreciation and amortization	10,159	9,485
Total operating expense	49,307	48,542
OPERATING INCOME	12,805	6,054
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(5,339)	(4,542)
Mortgage and other interest expense	(313)	(328)
Dividend income	43	63
Other, net	293	220
Income before income taxes	7,489	1,467
Provision for income taxes	2,794	561
NET INCOME	4,695	906
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investment	(15)	198
COMPREHENSIVE INCOME	$4,680	1,104
EARNINGS PER SHARE
Basic	$0.23	0.04
Diluted	$0.23	0.04
DIVIDENDS PER SHARE	$0.20	0.19
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,326,897	20,194,851
Diluted	20,480,276	20,385,271

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS
Utility plant:
Land	$16,838	16,838
Depreciable plant and equipment	1,369,521	1,353,772
Construction in progress	29,221	23,208
Intangible assets	20,324	19,333
	1,435,904	1,413,151
Less accumulated depreciation and amortization	458,538	450,137
	977,366	963,014
Real estate investments	73,852	73,794
Less accumulated depreciation and amortization	11,982	11,593
	61,870	62,201
CURRENT ASSETS:
Cash and cash equivalents	5,417	2,399
Accounts receivable:
Customers, net of allowances for uncollectible accounts	17,574	14,997
Income tax	1,251	8,871
Other	3,027	3,385
Accrued unbilled utility revenue	16,090	18,074
Materials and supplies	1,250	1,214
Prepaid expenses	2,543	2,300
Current regulatory assets, net	15,996	16,853
	63,148	68,093
OTHER ASSETS:
Investment in California Water Service Group	6,352	6,378
Unamortized debt issuance, broker and reacquisition costs	5,094	5,218
Net regulatory assets, less current portion	157,449	158,010
Other	6,542	6,390
	175,437	175,996
	$1,277,821	1,269,304

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,341,489 shares on March 31, 2015 and 20,286,840 on December 31, 2014	$10,595	10,567
Additional paid-in capital	66,885	66,298
Retained earnings	281,473	280,773
Accumulated other comprehensive income	2,502	2,517
Total shareholders' equity	361,455	360,155
Long-term debt, less current portion	384,189	384,365
	745,644	744,520
CURRENT LIABILITIES:
Line of credit	11,700	13,200
Current portion of long-term debt	613	584
Accrued groundwater extraction charges and purchased water	6,159	5,411
Purchased power	568	619
Accounts payable	11,776	7,001
Accrued interest	5,750	6,361
Accrued property taxes and other non-income taxes	2,635	1,607
Accrued payroll	3,474	3,755
Other current liabilities	5,977	6,156
	48,652	44,694
DEFERRED INCOME TAXES	186,232	185,506
UNAMORTIZED INVESTMENT TAX CREDITS	1,300	1,315
ADVANCES FOR CONSTRUCTION	74,111	73,303
CONTRIBUTIONS IN AID OF CONSTRUCTION	138,195	138,502
DEFERRED REVENUE	1,328	1,323
POSTRETIREMENT BENEFIT PLANS	76,476	74,187
OTHER NONCURRENT LIABILITIES	5,883	5,954
COMMITMENTS AND CONTINGENCIES	—	—
	$1,277,821	1,269,304

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$4,695	906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,558	9,881
Deferred income taxes	460	113
Share-based compensation	399	244
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(410)	3,282
Accounts payable and other current liabilities	167	(972)
Accrued groundwater extraction charges and purchased water	748	(653)
Purchased power	(51)	(46)
Tax receivable and accrued taxes	9,011	1,574
Other current asset and liabilities related to balancing and memorandum accounts	857	(95)
Postretirement benefits	2,289	1,507
Regulatory asset related to balancing and memorandum accounts	561	411
Other changes, net	(2,117)	(412)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,167	15,740
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(16,253)	(25,158)
Contributions in aid of construction	(1,847)	(1,625)
Additions to real estate investments	(59)	—
Payments for business/asset acquisition and water rights	(991)	(807)
Cost to retire utility plant, net of salvage	(2,318)	(229)
NET CASH USED IN INVESTING ACTIVITIES	(21,468)	(27,819)
FINANCING ACTIVITIES:
Borrowings from line of credit	16,700	16,800
Repayments of line of credit	(18,200)	(2,200)
Repayments of long-term borrowings	(147)	(138)
Dividends paid	(3,966)	(3,788)
Exercise of stock options and similar instruments	433	476
Tax benefits realized from share options exercised	526	280
Receipts of advances and contributions in aid of construction	2,416	1,897
Refunds of advances for construction	(443)	(429)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,681)	12,898
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,018	819
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,399	2,299
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,417	3,118
Cash paid (received) during the period for:
Interest	$6,474	5,066
Income taxes	(6,000)	(10)
Supplemental disclosure of non-cash activities:
Increase (decrease) in accrued payables for construction costs capitalized	4,408	(1,254)
Utility property installed by developers	(35)	1,277

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(in thousands, except share and per share data)

Note 1.	General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Corp.'s 2014 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
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
In response to the ongoing drought in California, on March 17, 2015, the State Water Resources Control Board (“State Water Board”) adopted an expanded emergency conservation regulation that became effective on March 27, 2015. The regulation prohibits certain outdoor water uses for all Californians and also places water usage restrictions on businesses in the restaurant and hospitality sectors. On March 25, 2015, the Santa Clara Valley Water District (“SCVWD”) increased their conservation target from 20% to 30% through the end of 2015. On April 1, 2015, Governor Edmund G. Brown Jr. issued an executive order imposing restrictions to achieve a statewide 25% reduction in potable urban water usage through February 28, 2016 based on 2013 usage. On April 9, 2015, the California Public Utilities Commission (“CPUC”) issued a resolution ordering its regulated water utilities to comply with the State Water Board's emergency conservation regulation, conduct additional customer outreach and implement restrictions of outdoor water use. Additional guidance from the State Water Board in response to the Governor's Executive Order is anticipated in early May. San Jose Water Company is currently working to comply with the various rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public.
Effective March 31, 2014, San Jose Water Company received approval from the CPUC for a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) to track any revenue shortfall and a Mandatory Conservation Memorandum Account (“MCMA”) to track operational and administrative costs associated with implementation of the 2014 20% SCVWD conservation goal. San Jose Water Company will record the lost revenue captured in the MCRAMA and MCMA regulatory accounts once probability of recovery can be determined and collection can be assured within 24 months after the end of the fiscal year in which the revenue is recorded. For further discussion, please see Note 8 and Note 9.
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2015 and 2014, 118 and 449 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended March 31, 2015 and 2014, the amounts allocated to administrative and general expense were $399 and $396, respectively.

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
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2015
(in thousands, except share and per share data)

restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2015, the remaining shares available for issuance under the Incentive Plan were 1,047,422, and 257,917 shares were issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the ESPP. SJW Corp. also had a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allowed eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. The DRSPP was terminated effective as of April 14, 2014.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$76	72
Restricted stock and deferred restricted stock	323	172
Total compensation costs charged to income	$399	244
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	59
Restricted stock and deferred restricted stock	526	221
Total excess tax benefits realized from share options exercised and stock issuance	$526	280
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	44
DRSPP	—	26
ESPP	433	406
Total proceeds from the exercise of stock options and similar instruments	$433	476
Stock, Restricted Stock and Deferred Restricted Stock
On January 2, 2015, restricted stock units covering an aggregate of 12,271 shares of common stock of SJW Corp. were granted to certain executives of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense based on a grant date fair value of $29.83 per unit is being recognized over the service period beginning in 2015.
On January 27, 2015, certain executives of SJW Corp. were granted performance-based restricted stock units covering a target number of SJW Corp.'s common stock equal to 3,252 units which will vest based on the actual attainment of specified performance goals measured for the 2015 calendar year and continued service through December 31, 2015. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, are based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense based on a grant date fair value of $34.36 per unit is being recognized assuming the performance goals will be attained.
On January 27, 2015, a key employee of SJW Corp. was granted performance-based restricted stock units covering a number of SJW Corp.'s common stock equal to 6,639 units which will vest based on the actual attainment of a specified performance goal measured over the 2015 calendar year and continued service through December 31, 2015. The units do not include dividend equivalent rights. The award has no market conditions and the share-based compensation expense based on a grant date fair value of $34.36 per unit is being recognized assuming the performance goals will be attained.
As of March 31, 2015, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,988. This cost is expected to be recognized over a remaining weighted-average period of 1.22 years.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2015
(in thousands, except share and per share data)

Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Corp.'s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 400,000 shares of common stock have been reserved for issuance under the ESPP.
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.'s recorded expenses were $39 and $36 for the three months ended March 31, 2015 and 2014, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2015 for the ESPP is approximately $51. This cost is expected to be recognized during the second and third quarters of 2015.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted a DRSPP effective April 19, 2011. The DRSPP offered shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock were reserved for issuance under the DRSPP. For the three months ended March 31, 2014, 875 shares were issued under the DRSPP.
SJW Corp. terminated the DRSPP effective as of April 14, 2014. On April 16, 2014, SJW Corp. filed a Post-Effective Amendment No. 1 to the registration statement on Form S-3 (file no. 333-172048) with the SEC to deregister the 2,993,744 remaining shares of SJW Corp.'s common stock that were available for issuance under the DRSPP at the time of its termination.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Land	$17,297	17,297
Buildings and improvements	56,226	56,168
Intangibles	329	329
Subtotal	73,852	73,794
Less: accumulated depreciation and amortization	11,982	11,593
Total	$61,870	62,201
Depreciation and amortization is computed using the straight-line method over the estimated life of the respective assets, ranging from 5 to 39 years.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2015
(in thousands, except share and per share data)

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company's pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
Service cost	$1,363	1,059
Interest cost	1,711	1,651
Other cost	1,192	632
Expected return on assets	(1,817)	(1,667)
	$2,449	1,675

The following tables summarize the fair values of plan assets by major categories as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements at March 31, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$5,708	$5,708	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	4,232	4,203	29	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	36,233	36,233	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	6,330	6,330	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	5,444	5,444	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,970	4,970	—	—
REIT	NAREIT - Equity REIT'S	5,369	—	5,369	—
Fixed Income (b)	(b)	37,039	—	37,039	—
Total		$105,325	$62,888	$42,437	$—
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2015
(in thousands, except share and per share data)

		Fair Value Measurements at December 31, 2014
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$6,811	$6,811	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Vaue	4,266	4,237	29	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	35,489	35,489	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	6,069	6,069	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	4,982	4,982	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,758	4,758	—	—
REIT	NAREIT - Equity REIT'S	5,069	—	5,069	—
Fixed Income (b)	(b)	36,435	—	36,435	—
Total		$103,879	$62,346	$41,533	$—
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

In 2015, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,077 to the pension plans and Social Welfare Plan. There have been no contributions to the pension plans and Social Welfare Plan for the three months ended March 31, 2015.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Corp. is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, and (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.'s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2015
(in thousands, except share and per share data)

	For Three Months Ended March 31, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$58,887	1,447	1,778	—	58,887	3,225	62,112
Operating expense	46,922	962	1,024	399	46,922	2,385	49,307
Operating income (loss)	11,965	485	754	(399)	11,965	840	12,805
Net income (loss)	4,701	218	260	(484)	4,701	(6)	4,695
Depreciation and amortization	9,679	90	390	—	9,679	480	10,159
Senior note, mortgage and other interest expense	4,830	—	255	567	4,830	822	5,652
Income tax expense (benefit) in net income	2,818	182	145	(351)	2,818	(24)	2,794
Assets	$1,188,389	18,668	66,053	4,711	1,188,389	89,432	1,277,821

	For Three Months Ended March 31, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$51,626	1,228	1,742	—	51,626	2,970	54,596
Operating expense	46,463	872	1,022	185	46,463	2,079	48,542
Operating income (loss)	5,163	356	720	(185)	5,163	891	6,054
Net income (loss)	903	151	204	(352)	903	3	906
Depreciation and amortization	8,977	90	418	—	8,977	508	9,485
Senior note, mortgage and other interest expense	4,081	—	237	552	4,081	789	4,870
Income tax expense (benefit) in net income	552	124	153	(268)	552	9	561
Assets	$1,027,073	16,965	70,710	9,187	1,027,073	96,862	1,123,935
 *    The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Corp.'s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on the SJW Corp.'s condensed consolidated balance sheets as of March 31, 2015, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2015 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended March 31, 2015. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.'s long-term debt was approximately $489,650 and $460,171 as of March 31, 2015 and December 31, 2014, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2015
(in thousands, except share and per share data)

was $384,802 and $384,949 as of March 31, 2015 and December 31, 2014, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of March 31, 2015 and December 31, 2014, the fair value of the Company's investment in California Water Service Group was $6,352 and $6,378, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 8.	Regulatory Rate Filings

On September 15, 2014, San Jose Water Company filed an application for rehearing of 2012 General Rate Case Decision No. 14-08-006 to address a limited set of issues from San Jose Water Company's General Rate Case Decision No. 14-08-006. Specifically, San Jose Water Company sought rehearing on the duration of the interim rate period used to determine the General Rate Case true-up recovery and rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On March 27, 2015, the CPUC issued Decision No. 15-03-048 granting a limited rehearing and modifying Decision No. 14-08-006 to recover lost revenue related to the extension of interim rates from the date of the 2012 General Rate Case Decision (August 14, 2014) to the date 2014 rates became effective (September 29, 2014). San Jose Water Company filed for recovery of this additional interim true-up early in the second quarter of 2015. As the probability for revenue recognition was met during the first quarter of 2015, San Jose Water Company recorded revenue in the amount of $1,876. Please see table in Note 9. Decision No. 15-03-048 also provided for a limited rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. San Jose Water Company submitted additional information in late April 2015 to the Commission and anticipates a decision on this issue by the end of the second quarter of 2015.

On January 5, 2015, San Jose Water Company filed General Rate Case Application 15-01-002 requesting authority for an increase of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017 and $17,567, or 5.36%, in 2018. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $4,752 in balancing accounts, (2) disbursement of the over-collected balance of $976 accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. A General Rate Case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC's Office of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. A final decision is expected to occur in the second half of 2015 with new rates becoming effective at the beginning of 2016. If a decision is not reached by the end of 2015, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2016, until such time a decision is adopted.

On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC. With this advice letter San Jose Water Company is requesting authorization to recover the $9,567 under-collection accumulated in the MCRAMA during the period April 1, 2014 through December 31, 2014. The MCRAMA approved by the CPUC allows San Jose Water Company to track lost revenue associated with reduced sales due to the ongoing drought and the associated calls for water use reduction from the SCVWD. San Jose Water Company seeks to recover the accumulated balance via a quantity based surcharge on all potable usage for a period of 12 months. San Jose Water Company has requested that this surcharge be implemented on June 1, 2015, however this surcharge request will require a Commission Resolution which may not be completed until after the requested implementation date.

On April 9, 2015, the CPUC issued Resolution W-5034 ordering water utility compliance with the State Water Board's Resolution No. 2015-0015, adopting a new 2015 emergency regulation for statewide urban water conservation and re-adopting the 2014 emergency regulation. Amongst other items, the resolution directs utilities to notify customers of the State Water Board's mandatory water use restrictions and fines, to implement either mandatory outdoor irrigation restrictions or, alternatively, mandatory water conservation measures, and to add a Tariff Rule 14.1 as soon as practicable. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer's water usage.

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
MARCH 31, 2015
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
Balancing and memorandum accounts are recognized in revenue by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the MCRAMA, collection of the account balance must occur within 24 months of the year-end in which the revenue is recorded. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy FASB ASC Topic 980 - “Regulated Operations,” subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in SJW Corp.'s financial statements.
San Jose Water Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and revenue and regulatory assets changed as follows:

	Three months ended March 31, 2015				Three months ended March 31, 2014
	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$(1,377)	423	165	(789)	$(1,896)	197	—	(1,699)

Balancing accounts:
Water supply costs	890	(12)	(53)	825	(2,378)	(394)	—	(2,772)
Pension	1,412	(606)	(383)	423	9,734	31	—	9,765
2012 General Rate Case true-up	44,400	1,876	(2,759)	43,517	—	—	—	—
All others	1,736	(114)	(29)	1,593	2,229	(244)	—	1,985
Total balancing accounts	$48,438	1,144	(3,224)	46,358	$9,585	(607)	—	8,978

Total	$47,061	1,567	(3,059)	45,569	$7,689	(410)	—	7,279

On March 27, 2015, the CPUC issued Decision No. 15-03-048 granting a limited rehearing and modifying Decision No. 14-08-006 to extend the interim rate period to end on the effective date of 2014 rates. San Jose Water Company filed for the recovery of this additional interim true-up early in the second quarter of 2015. As of March 31, 2015, the probability criteria for revenue recognition had been met. As such, San Jose Water Company recorded $1,876 of revenue which has been included in the 2012 General Rate Case true-up row in the table above.
As of March 31, 2015, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $8,115, of which the majority relates to the MCRAMA and MCMA. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first. On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC requesting authorization to recover the $9,567 under-collection accumulated in the MCRAMA during the period April 1, 2014 through December 31, 2014. For further discussion, please see Note 8.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2015
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of March 31, 2015 and December 31, 2014:

Description	March 31, 2015	December 31, 2014
Regulatory assets:
Income tax temporary differences, net	$6,731	6,731
Postretirement pensions and other medical benefits	115,494	115,494
Balancing and memorandum accounts, net	45,569	47,061
Other, net	5,651	5,577
Total regulatory assets, net in Consolidated Balance Sheets	$173,445	174,863
Less: current regulatory asset, net	15,996	16,853
Total regulatory assets, net, less current portion	$157,449	158,010

Note 11.	Legal Proceedings
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
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.'s Annual Report on Form 10-K for the year ended December 31, 2014.
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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended March 31, 2015:

				% for Three months ended March 31, 2015 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	10%	9%
Warehouse building	Phoenix, Arizona	11	176,000	12%	9%
Warehouse building	Knoxville, Tennessee	30	361,500	36%	30%
Commercial building	Knoxville, Tennessee	15	135,000	42%	52%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
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
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA obtained groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to this area.

Business Strategy for Water Utility Services:
SJW Corp. focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)	Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California and the Public Utilities Commission of Texas (“PUCT”) in Texas;

(3)	Out-of-region water and utility related services.
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

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2014 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2014.
Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2014. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2014 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. SJW Corp. did not adopt any new accounting policies in the three months ended March 31, 2015 that had a material impact on our financial condition, liquidity or results of operations.

Impact of Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standards Update 2014-09 which supersedes most of the current revenue recognition requirements, including most industry-specific guidance. As written, the updated standard will become effective for us in the first quarter of 2017 and permits the use of either the retrospective or cumulative effect transition method. On April 29, 2015, the FASB proposed to delay the effective date of the new standard by one year. No final decision has been made yet on this proposal. Early adoption is not permitted. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

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
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the ongoing California drought and political and regulatory activities that have occurred in response to ongoing drought conditions.
Overview
SJW Corp.'s consolidated net income for the three months ended March 31, 2015 was $4,695, an increase of $3,789 or approximately 418%, from $906 for the same period in 2014. The increase in net income was primarily due to an increase in revenue from rate increases, the recording of a $1,876 true-up from the approved March 27, 2015 Decision to extend the interim rate period in the 2012 General Rate Case decision to end on the effective date of 2014 rates, and a reduction in groundwater extraction charges and power costs due to conservation efforts of customers, partially offset by an increase in administrative and general expenses and an increase in interest on long-term debt.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2015	2014
Water Utility Services	$60,334	52,854
Real Estate Services	1,778	1,742
	$62,112	54,596

The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2015 vs. 2014
	Increase/(decrease)
Water Utility Services:
Consumption changes	$(3,846)	(7)%
New customers increase	373	1%
Rate increases	8,975	16%
Balancing and memorandum accounts	1,978	4%
Real Estate Services	36	—%
	$7,516	14%
Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2015	2014
Water Utility Services	$47,884	47,335
Real Estate Services	1,024	1,022
All Other	399	185
	$49,307	48,542
The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2015 vs. 2014
	Increase/(decrease)
Water production expenses:
Change in surface water use	$(2,107)	(4)%
Change in usage and new customers	(1,539)	(3)%
Purchased water and groundwater extraction charge and energy price increase	1,506	3%
Total water production expenses	(2,140)	(4)%
Administrative and general	1,846	4%
Maintenance	94	—%
Property taxes and other non-income taxes	291	1%
Depreciation and amortization	674	1%
	$765	2%
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
CLWSC's water supply consists of groundwater from wells and purchased treated and untreated raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA.

The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% Change
	2015	2014
Purchased water	3,543	4,011	(468)	(5)%
Groundwater	3,590	4,661	(1,071)	(12)%
Surface water	922	37	885	10%
Reclaimed water	73	75	(2)	—%
	8,128	8,784	(656)	(7)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for March 31, 2015 and 2014 approximated 8.0% and 5.5%, respectively, as a percentage of total production. The increase in the unaccounted-for water estimate is due to the impact of lower flows through the system as a result of conservation activities, partially offset by Water Utility Services' main replacements and lost water reduction programs.
Water production expenses
For the three months ended March 31, 2015 compared to the same period in 2014, the decrease in water production expenses was primarily attributable to an increase in the use of available surface water supply and a decrease in customer water usage. This decrease was partially offset by higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 2014, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $2,905 for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase of $1,846 in administrative and general expenses due to increases in pension expense, legal expenses related SJW Corp.'s proposed reincorporation and rate case expenses for the General Rate Case, an increase of $674 in depreciation and amortization expense due to increases in utility plant, $291 in property taxes and non-income taxes due to increases in property taxes and payroll taxes, and an increase of $94 in maintenance expenses.
Other (Expense) Income
For the three months ended March 31, 2015 compared to the same period in 2014, the change in other (expense) income was primarily due to an increase of $797 in interest on long-term debt related to the Series L senior note which was funded in August 2014.
Provision for Income Taxes
For the three months ended March 31, 2015 compared to the same period in 2014, income tax expense increased $2,233, primarily as a result of higher pre-tax income. The effective consolidated income tax rates were 37% and 38% for the three months ended March 31, 2015 and 2014, respectively. SJW Corp. is currently undergoing an income tax examination by the California Franchise Tax Board for refund claims for the fiscal years 2008 through 2012.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three months ended March 31, 2015 compared to the same period in 2014 was due to the number of shares owned and change in market value of our investment in California Water Service Group stock. During the second quarter of 2014, SJW Corp. sold a portion of its investment in California Water Service Group stock holdings.

Water Supply
On April 1, 2015, SCVWD's 10 reservoirs were approximately 49% full with 82,971 acre-feet of water in storage. As reported by SCVWD, the rainfall was approximately 88% of the seasonal average for the first nine months of the rainfall season that commenced on July 1, 2014. The rainfall at San Jose Water Company's Lake Elsman was measured at 33.35 inches for the first nine months of the rainfall season which is approximately 93% of the five-year average. In contrast, the California Department of Water Resources reported that California's snow pack water content was recorded at 5% of the historical average which is less than any historical April 1 reading since 1950. The snowpack is the primary source of water received from the state and federal water projects. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD's total annual supply. As of April 1, 2015, the SCVWD reported that allocations from the state and federal water project will be approximately 20% and 25%, respectively, of amounts requested in 2015. SCVWD also reports that as a result of the prolonged drought and reductions in imported supplies, the groundwater levels in the Santa Clara Plain is approximately 18 feet lower than a year ago in March 2014, and 39 feet lower than the five-year average. According to SCVWD, total groundwater storage at the end of 2015 is predicted to drop to the critical stage if dry conditions continue and conservation measures fail to reach SCVWD's target of 30% reduction in water use compared to 2013 consumption.
On April 1, 2015, San Jose Water Company's Lake Elsman contained 1,728 acre-feet of water of which approximately 1,114 acre-feet can be utilized. San Jose Water Company will utilize its remaining surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. San Jose Water Company believes that its various potable water sources will be sufficient to meet customer demand through the remainder of 2015.
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the ongoing California drought and political and regulatory activities that have occurred in response to ongoing drought conditions.
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
CLWSC's water supply consists of groundwater from wells and purchased treated and untreated raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA.
Regulation and Rates
Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and the opportunity to achieve a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
On September 15, 2014, San Jose Water Company filed an application for rehearing of Decision No. 14-08-006 to address a limited set of issues from San Jose Water Company's General Rate Case Decision No. 14-08-006. Specifically, San Jose Water Company sought rehearing on the duration of the interim rate period used to determine the General Rate Case true-up recovery and rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On March 27, 2015, the CPUC issued Decision No. 15-03-048 granting limited rehearing and modifying Decision No. 14-08-006 to extend the interim rate period to end on the effective date of 2014 rates. San Jose Water Company filed for recovery of this additional interim true-up early in the second quarter of 2015. Decision No. 15-03-048 also provided for limited rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. San Jose Water Company will submit additional information in late April 2015 and anticipates a decision on this issue in the second quarter of 2015.

On January 5, 2015, San Jose Water Company filed General Rate Case Application 15-01-002 requesting authority for an increase of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017 and $17,567, or 5.36%, in 2018. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $4,752 in balancing accounts, (2) disbursement of the over-collected balance of $976 accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. A General Rate Case is a year-long proceeding before the CPUC that involves a discovery phase led by the CPUC's Office of Ratepayer Advocates and customer intervenors that are assigned party status, settlement meetings, as well as possible evidentiary hearings. A final decision is expected to occur in the second half of 2015 with new rates becoming effective at the beginning of 2016. If a decision is not reached by the end of 2015, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2016, until such time a decision is adopted.

On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC. With this advice letter San Jose Water Company is requesting authorization to recover the $9,567 under-collection accumulated in the Mandatory Conservation Revenue Adjustment Memorandum Account (MCRAMA) during the period April 1, 2014 through December 31, 2014. The MCRAMA approved by the CPUC allows San Jose Water Company to track lost revenue associated with reduced sales due to the ongoing drought and the associated calls for water use reduction from the SCVWD. San Jose Water Company seeks to recover the accumulated balance via a quantity based surcharge on all potable usage for a period of 12 months. San Jose Water Company has requested that this surcharge be implemented on June 1, 2015, however this surcharge request will require a Commission Resolution which may not be completed until after the requested implementation date.

On April 9, 2015, the CPUC issued Resolution W-5034 ordering water utility compliance by the State Water Board's Resolution No. 2015-0015, adopting a new 2015 emergency regulation for statewide urban water conservation and re-adopting the 2014 emergency regulation. Amongst other items, the resolution directs utilities to notify customers of the State Water Board's mandatory water use restrictions and fines, to implement either mandatory outdoor irrigation restrictions or, alternatively, mandatory water conservation measures, and to add a Schedule 14.1 to their tariffs as soon as practicable.

Effective September 1, 2014, CLWSC became subject to the economic regulation of the PUCT. Prior to that time CLWSC was subject to economic regulation by the Texas Commission on Environmental Quality (“TCEQ”). Both the PUCT and TCEQ authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2015, SJW Corp. generated cash flows from operations of approximately $27,200, compared to $15,700 for the same period in 2014. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $11,500. This increase was caused by a combination of the following factors: (1) net collection of taxes receivable was $7,400 more than prior period, (2) net income adjusted for non-cash items and gains from asset activity increased $5,000, (3) amounts previously invoiced and accruals related to groundwater extraction charges and purchased water increased by $2,500, (4) collections of previously billed and accrued receivables, including the regulatory asset and liability recorded in other current asset and liabilities, decreased by $2,600, and (5) change in general working capital caused a $800 decrease.
As of March 31, 2015, Water Utility Services' write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2014. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the three months ended March 31, 2015, SJW Corp. used approximately $16,300 of cash for company-funded capital expenditures, $1,800 for developer-funded capital expenditures, and $1,000 for payments related to water rights.
Water Utility Services' budgeted capital expenditures for 2015, exclusive of capital expenditures financed by customer contributions and advances, are $125,400. As of March 31, 2015, approximately $16,300 or 13% of the $125,400 has been spent.
Water Utility Services' capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $662,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and TCEQ approval. Included in this amount is $59,600 relating to upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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

Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 decreased by approximately $15,600 from the same period in the prior year, primarily as a result of an increase in repayments on the line of credit.

Sources of Capital:
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of March 31, 2015, San Jose Water Company's funded debt and equity were approximately 47% and 53%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt and the issuance of equity, all of which will be consistent with the regulator's guidelines.
SJW Corp.'s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of March 31, 2015, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2015, San Jose Water Company's funded debt was 47% of total capitalization and the net income available for interest charges was 554% of interest charges. As of March 31, 2015, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2015, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.'s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2015, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of March 31, 2015, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $85,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At March 31, 2015, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $85,300. These lines of credit bear interest at variable rates. They will expire on September 1, 2016. The cost of borrowing on SJW Corp.'s short-term credit facilities averaged 1.5% as of March 31, 2015. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2015, SJW Corp.'s funded debt was 52% of total capitalization and the net income available for interest charges was 484% of interest charges. As of March 31, 2015, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2015, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Corp.'s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 259,151 shares of common stock of California Water Service Group as of March 31, 2015, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Corp.'s Form 10-K for the year ended December 31, 2014, and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factor listed below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Corp.'s Form 10-K for the year ended December 31, 2014.
Fluctuations in customer demand for water due to seasonality, conservation regulations, and lifestyle can adversely affect operating results.
Water Utility Services' operations are seasonal, thus quarterly fluctuation in results of operations may be significant. Rainfall and other weather conditions also affect the operations of Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In periods of drought, if customers are encouraged or required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet periods, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes or restrictions are placed on outside irrigation, residential water demand could decrease, which may result in lower revenues.

Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. For example, in response to the ongoing drought in California, on March 17, 2015, the State Water Board adopted an expanded emergency conservation regulation that became effective on March 27, 2015. The regulation prohibits certain outdoor water uses for all Californians and also places water usage restrictions on businesses in the restaurant and hospitality sectors. On March 25, 2015, the SCVWD increased their conservation target from 20% to 30% through the end of 2015. On April 1, 2015, Governor Edmund G. Brown Jr. issued an executive order imposing restrictions to achieve a statewide 25% reduction in potable urban water usage through February 28, 2016 based on 2013 usage. On April 9, 2015, the CPUC issued a resolution ordering its regulated water utilities to comply with the State Water Board's emergency conservation regulation, conduct additional customer outreach and implement restrictions of outdoor water use. Additional guidance from the State Water Board in response to the Governor's Executive Order is anticipated in early May. San Jose Water Company is currently working to comply with the various rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public.
The implementation of mandatory conservation measures has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation. If the current drought and the related conservation measures continue, we may experience fluctuations in the timing of or a reduction in customer revenue. Furthermore, while the CPUC approved memorandum accounts would allow us to recover revenue reductions due to water conservation activities and certain conservation related costs, such memorandum accounts are subject to a review and approval process by the CPUC, which can be lengthy, and there is no assurance that we will be able to recover all of the revenue and costs recorded in the memorandum accounts.

ITEM 5.	OTHER INFORMATION
On April 29, 2015, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.195 per share of common stock. The dividend will be paid on June 1, 2015 to shareholders of record as of the close of business on May 11, 2015.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	May 5, 2015	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated By-Laws of SJW Corp. effective as of January 28, 2015. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 30, 2015.

10.1	Performance Goals for the Chief Executive Officer 2015 Fiscal Year Bonus. Incorporated by reference to Exhibit 10.55 to Form 10-K filed for the year ended December 31, 2014.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.