Form 10-Q
period 2015-06-30
SJW CORP
filed 2015-08-03
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 22, 2015, there were 20,363,574 shares of the registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
OPERATING REVENUE	$72,402	70,356	$134,514	124,952
OPERATING EXPENSE:
Production Expenses:
Purchased water	16,002	11,942	25,286	21,672
Power	1,528	2,623	2,700	4,112
Groundwater extraction charges	6,197	15,516	14,133	24,964
Other production expenses	3,065	3,001	6,062	5,863
Total production expenses	26,792	33,082	48,181	56,611
Administrative and general	11,464	9,510	22,760	18,960
Maintenance	3,844	3,573	7,212	6,847
Property taxes and other non-income taxes	2,890	2,575	5,985	5,379
Depreciation and amortization	10,202	9,495	20,361	18,980
Total operating expense	55,192	58,235	104,499	106,777
OPERATING INCOME	17,210	12,121	30,015	18,175
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(5,299)	(4,553)	(10,638)	(9,095)
Mortgage and other interest expense	(319)	(401)	(632)	(729)
Gain on sale of California Water Service Group stock	—	2,017	—	2,017
Gain on sale of real estate investment	—	273	—	273
Dividend income	44	42	87	105
Other, net	230	439	523	659
Income before income taxes	11,866	9,938	19,355	11,405
Provision for income taxes	4,405	3,092	7,199	3,653
NET INCOME	7,461	6,846	12,156	7,752
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investment	(255)	41	(270)	239
Reclassification adjustment for gain realized on sale of investments	—	(1,171)	—	(1,171)
COMPREHENSIVE INCOME	$7,206	5,716	$11,886	6,820
EARNINGS PER SHARE
Basic	$0.37	0.34	$0.60	0.38
Diluted	$0.36	0.34	$0.59	0.38
DIVIDENDS PER SHARE	$0.20	0.19	$0.39	0.38
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,357,068	20,214,349	20,342,064	20,204,655
Diluted	20,501,437	20,398,002	20,490,938	20,391,692
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
Utility plant:
Land	$16,839	16,838
Depreciable plant and equipment	1,388,775	1,353,772
Construction in progress	34,694	23,208
Intangible assets	22,182	19,333
	1,462,490	1,413,151
Less accumulated depreciation and amortization	469,236	450,137
	993,254	963,014
Real estate investments	73,893	73,794
Less accumulated depreciation and amortization	12,371	11,593
	61,522	62,201
CURRENT ASSETS:
Cash and cash equivalents	5,238	2,399
Accounts receivable:
Customers, net of allowances for uncollectible accounts	17,629	14,997
Income tax	3,887	8,871
Other	3,074	3,385
Accrued unbilled utility revenue	18,962	18,074
Materials and supplies	1,301	1,214
Prepaid expenses	2,950	2,300
Current regulatory assets, net	16,971	16,853
	70,012	68,093
OTHER ASSETS:
Investment in California Water Service Group	5,922	6,378
Unamortized debt issuance, broker and reacquisition costs	4,970	5,218
Net regulatory assets, less current portion	153,718	158,010
Other	6,459	6,390
	171,069	175,996
	$1,295,857	1,269,304

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,363,574 shares on June 30, 2015 and 20,286,840 on December 31, 2014	$10,606	10,567
Additional paid-in capital	67,344	66,298
Retained earnings	284,498	280,773
Accumulated other comprehensive income	2,247	2,517
Total shareholders' equity	364,695	360,155
Long-term debt, less current portion	384,038	384,365
	748,733	744,520
CURRENT LIABILITIES:
Line of credit	20,200	13,200
Current portion of long-term debt	597	584
Accrued groundwater extraction charges and purchased water	8,052	5,411
Purchased power	547	619
Accounts payable	13,037	7,001
Accrued interest	6,191	6,361
Accrued property taxes and other non-income taxes	839	1,607
Accrued payroll	3,440	3,755
Other current liabilities	6,134	6,156
	59,037	44,694
DEFERRED INCOME TAXES	187,310	185,506
UNAMORTIZED INVESTMENT TAX CREDITS	1,285	1,315
ADVANCES FOR CONSTRUCTION	76,198	73,303
CONTRIBUTIONS IN AID OF CONSTRUCTION	139,086	138,502
DEFERRED REVENUE	1,402	1,323
POSTRETIREMENT BENEFIT PLANS	76,828	74,187
OTHER NONCURRENT LIABILITIES	5,978	5,954
COMMITMENTS AND CONTINGENCIES	—	—
	$1,295,857	1,269,304

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$12,156	7,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,152	19,772
Deferred income taxes	2,170	404
Share-based compensation	761	451
Gain on sale of real estate investment	—	(273)
Gain on sale of California Water Service Group stock	—	(2,017)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(3,340)	(5,125)
Accounts payable and other current liabilities	92	(138)
Accrued groundwater extraction charges and purchased water	2,641	3,490
Purchased power	(72)	627
Tax receivable and accrued taxes	4,741	1,228
Other current asset and liabilities related to balancing and memorandum accounts	(102)	(188)
Postretirement benefits	2,641	1,167
Regulatory asset related to balancing and memorandum accounts	4,292	(1,107)
Other changes, net	(2,114)	(1,024)
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,018	25,019
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(37,897)	(48,155)
Contributions in aid of construction	(6,151)	(4,482)
Additions to real estate investments	(99)	—
Payments for business/asset acquisition and water rights	(991)	(807)
Cost to retire utility plant, net of salvage	(2,532)	(575)
Proceeds from sale of real estate investment	—	4,281
Proceeds from sale of California Water Service Group stock	—	3,056
NET CASH USED IN INVESTING ACTIVITIES	(47,670)	(46,682)
FINANCING ACTIVITIES:
Borrowings from line of credit	41,900	35,000
Repayments of line of credit	(34,900)	(5,400)
Repayments of long-term borrowings	(314)	(298)
Dividends paid	(7,936)	(7,579)
Exercise of stock options and similar instruments	433	484
Tax benefits realized from share options exercised	634	309
Receipts of advances and contributions in aid of construction	6,797	3,941
Refunds of advances for construction	(1,123)	(1,070)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,491	25,387
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,839	3,724
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,399	2,299
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,238	6,023
Cash paid (received) during the period for:
Interest	$11,905	10,551
Income taxes	(448)	1,900
Supplemental disclosure of non-cash activities:
Increase (decrease) in accrued payables for construction costs capitalized	5,842	(452)
Utility property installed by developers	460	3,242

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-05 - “Service Concession Arrangements” which became effective for SJW Corp. during the first quarter of 2015. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement as a lease in accordance with FASB ASC Topic 840 - “Leases.” An operating entity should refer to other accounting guidance topics as applicable to account for various aspects of a service concession arrangement. ASU 2014-05 also specifies that infrastructure constructed by an operator in a service concession arrangement should not be recognized as property, plant, and equipment of the operator. ASU 2014-05 required application of the update on a modified retrospective basis to service concession arrangements that existed at January 1, 2015. San Jose Water Company operates the City of Cupertino's municipal water system under a service concession arrangement. Upon adoption of this standard, SJW Corp. reclassified $1,859 of Depreciable Plant and Equipment for infrastructure related to the Cupertino service concession arrangement to intangible assets and related accumulated depreciation of $377 to accumulated amortization. In addition, SJW Corp. recognized a cumulative effect adjustment of $436, net of tax, to the opening balance of retained earnings.
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
In response to the ongoing drought in California, on March 17, 2015, the State Water Resources Control Board (“State Water Board”) adopted an expanded emergency conservation regulation that became effective on March 27, 2015. The regulation prohibits certain outdoor water uses for all Californians and also places water usage restrictions on businesses in the restaurant and hospitality sectors. On March 25, 2015, the Santa Clara Valley Water District (“SCVWD”) increased their conservation target from 20% to 30% through the end of 2015. On April 1, 2015, Governor Edmund G. Brown Jr. issued an executive order imposing restrictions to achieve a statewide 25% reduction in potable urban water usage through February 28, 2016 based on 2013 usage. On April 9, 2015, the California Public Utilities Commission (“CPUC”) issued a resolution ordering its regulated water utilities to comply with the State Water Board's emergency conservation regulation, conduct additional customer outreach and implement restrictions on outdoor water use. Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reduction and drought surcharges. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer's water usage. The drought surcharges will be recorded in a drought account authorized by the CPUC to track lost revenues from conservation. The amount collected will offset future rate increases that would be necessary to recover lost revenue due to drought conservation efforts as described in the next paragraph. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters because of the ongoing drought.
Effective March 31, 2014, San Jose Water Company received approval from the CPUC to institute a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) to track any revenue shortfall and a Mandatory Conservation Memorandum Account (“MCMA”) to track operational and administrative costs associated with implementation of SCVWD's 2014 and 2015 conservation goals of 20% and 30%, respectively. San Jose Water Company will record the lost revenue captured in the MCRAMA and MCMA regulatory accounts once probability of recovery can be determined and collection can be assured within 24 months after the end of the fiscal year in which the revenue is recorded. For further discussion, please see Note 8 and Note 9.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2015 and 2014, 1,321 and 680 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2015 and 2014, 1,439 and 1,129 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended June 30, 2015 and 2014, the amounts allocated to administrative and general expense were $392 and $396, respectively. For the six months ended June 30, 2015 and 2014, the amounts allocated to administrative and general expense were $791 and $792, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of June 30, 2015, the remaining shares available for issuance under the Incentive Plan were 1,037,068, and 246,186 shares were issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the ESPP. SJW Corp. also had a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allowed eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. The DRSPP was terminated effective as of April 14, 2014.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$—	—	$76	72
Restricted stock and deferred restricted stock	362	207	685	379
Total compensation costs charged to income	$362	207	$761	451
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	—	$—	59
Restricted stock and deferred restricted stock	108	251	634	250
Total excess tax benefits realized from share options exercised and stock issuance	$108	251	$634	309
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	—	$—	44
DRSPP	—	8	—	34
ESPP	—	—	433	406
Total proceeds from the exercise of stock options and similar instruments	$—	8	$433	484

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

Stock, Restricted Stock and Deferred Restricted Stock
On January 2, 2015, restricted stock units covering an aggregate of 12,271 shares of common stock of SJW Corp. were granted to certain officers of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense of $29.83 per unit which is based on the award grant date fair value is being recognized over the service period beginning in 2015.
On January 27, 2015, certain officers of SJW Corp. were granted performance-based restricted stock units covering an aggregate target number of SJW Corp.'s shares of common stock equal to 3,252 that will vest based on the actual attainment of specified performance goals measured for the 2015 calendar year and continued service through December 31, 2015. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $34.36 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained.
On January 27, 2015, a key employee of SJW Corp. was granted performance-based restricted stock units covering a number of SJW Corp.'s shares of common stock equal to 6,639 that will vest based on the actual attainment of a specified performance goal measured over the 2015 calendar year and continued service through December 31, 2015. The units do not include dividend equivalent rights. The award has no market conditions and the share-based compensation expense of $34.36 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained.
On April 29, 2015, restricted stock units covering an aggregate of 9,352 shares of common stock of SJW Corp. were granted to the non-employee board members of SJW Corp. The units vest upon continuous board service through the day immediately preceding the date of the next annual shareholder meeting with no dividend equivalent rights. Share-based compensation expense of $29.17 per unit which is based on the award grant date fair value is being recognized over the service period beginning in 2015.
On April 29, 2015, restricted stock units covering an aggregate of 501 shares of common stock of SJW Corp. were granted to an officer of SJW Corp. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense of $27.64 per unit which is based on the award grant date fair value is being recognized over the service period beginning in 2015.
On April 29, 2015, an officer of SJW Corp. was granted performance-based restricted stock units covering a target number of SJW Corp.'s shares of common stock equal to 501 that will vest based on the actual attainment of specified performance goals measured for the 2015 calendar year and continued service through December 31, 2015. The number of shares issuable under the award, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The award has no market conditions and the share-based compensation expense of $29.37 per unit which is based on the award grant date fair value is being recognized assuming the performance goal will be attained.
As of June 30, 2015, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $1,927. This cost is expected to be recognized over a remaining weighted-average period of 1.14 years.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.'s recorded expenses were $43 and $82 for the three and six months ended June 30, 2015, respectively, and $39 and $75 for the three and six months ended June 30, 2014, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2015 for the ESPP is approximately $14. This cost is expected to be recognized during the third quarter of 2015.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

Dividend Reinvestment and Stock Purchase Plan
The DRSPP offered shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. For the three and six months ended June 30, 2014, 1,151 shares were issued under the DRSPP. SJW Corp. terminated the DRSPP effective as of April 14, 2014.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Land	$17,297	17,297
Buildings and improvements	56,267	56,168
Intangibles	329	329
Subtotal	73,893	73,794
Less: accumulated depreciation and amortization	12,371	11,593
Total	$61,522	62,201
Depreciation and amortization is computed using the straight-line method over the estimated life of the respective assets, ranging from 5 to 39 years.
On June 30, 2014, SJW Land Company sold its retail building located in El Paso, Texas for $4,450. SJW Corp. recognized a pre-tax gain on the sale of real estate investment of $273, after selling expenses of $169.

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company's pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$1,363	1,051	$2,726	2,111
Interest cost	1,711	1,652	3,423	3,303
Other cost	1,192	625	2,384	1,256
Expected return on assets	(1,817)	(1,674)	(3,633)	(3,341)
	$2,449	1,654	$4,900	3,329

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of June 30, 2015 and December 31, 2014:

		Fair Value Measurements at June 30, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$4,926	$4,926	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	4,174	4,149	25	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	36,347	36,347	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	6,195	6,195	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	5,287	5,287	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,102	5,102	—	—
REIT	NAREIT - Equity REIT'S	4,869	—	4,869	—
Fixed Income (b)	(b)	37,856	—	37,856	—
Total		$104,756	$62,006	$42,750	$—
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

In 2015, San Jose Water Company expects to make required and discretionary cash contributions of up to $9,256 to the pension plans and Social Welfare Plan. For the three and six months ended June 30, 2015, $1,930 has been contributed to the pension plans and Social Welfare Plan.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Corp. is a holding company with five subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas, and (v) SJW Group, Inc., a Delaware corporation formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware. Any future reincorporation is subject to CPUC approval. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.'s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
SJW Corp.'s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.'s chief operating decision maker is its senior staff which includes the Chairman, President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Administrative Officer, and Senior Vice President of Regulatory Affairs. The senior staff reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiaries.
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

	For Three Months Ended June 30, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$69,011	1,588	1,803	—	69,011	3,391	72,402
Operating expense	52,555	1,343	1,003	291	52,555	2,637	55,192
Operating income (loss)	16,456	245	800	(291)	16,456	754	17,210
Net income (loss)	7,556	55	272	(422)	7,556	(95)	7,461
Depreciation and amortization	9,693	121	388	—	9,693	509	10,202
Senior note, mortgage and other interest expense	4,814	—	255	549	4,814	804	5,618
Income tax expense (benefit) in net income	4,457	93	163	(308)	4,457	(52)	4,405
Assets	$1,205,819	18,611	67,066	4,361	1,205,819	90,038	1,295,857

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

	For Three Months Ended June 30, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$66,967	1,553	1,836	—	66,967	3,389	70,356
Operating expense	55,642	1,216	1,055	322	55,642	2,593	58,235
Operating income (loss)	11,325	337	781	(322)	11,325	796	12,121
Net income (loss)	5,591	132	380	743	5,591	1,255	6,846
Depreciation and amortization	8,989	90	416	—	8,989	506	9,495
Senior note, mortgage and other interest expense	4,139	—	262	553	4,139	815	4,954
Income tax expense (benefit) in net income	2,208	117	273	494	2,208	884	3,092
Assets	$1,053,145	17,487	66,300	10,090	1,053,145	93,877	1,147,022

	For Six Months Ended June 30, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$127,898	3,035	3,581	—	127,898	6,616	134,514
Operating expense	99,477	2,305	2,027	690	99,477	5,022	104,499
Operating income (loss)	28,421	730	1,554	(690)	28,421	1,594	30,015
Net income (loss)	12,257	273	532	(906)	12,257	(101)	12,156
Depreciation and amortization	19,372	211	778	—	19,372	989	20,361
Senior note, mortgage and other interest expense	9,644	—	510	1,116	9,644	1,626	11,270
Income tax expense (benefit) in net income	7,275	275	308	(659)	7,275	(76)	7,199
Assets	$1,205,819	18,611	67,066	4,361	1,205,819	90,038	1,295,857

	For Six Months Ended June 30, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$118,593	2,781	3,578	—	118,593	6,359	124,952
Operating expense	102,105	2,088	2,077	507	102,105	4,672	106,777
Operating income (loss)	16,488	693	1,501	(507)	16,488	1,687	18,175
Net income (loss)	6,494	283	584	391	6,494	1,258	7,752
Depreciation and amortization	17,966	180	834	—	17,966	1,014	18,980
Senior note, mortgage and other interest expense	8,220	—	499	1,105	8,220	1,604	9,824
Income tax expense (benefit) in net income	2,760	241	426	226	2,760	893	3,653
Assets	$1,053,145	17,487	66,300	10,090	1,053,145	93,877	1,147,022
 *    The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis and SJW Group, Inc. For the three and six months ended June 30, 2015, SJW Group, Inc. had no revenue or expenses recorded and held no assets as of June 30, 2015.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

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
The following instruments are not measured at fair value on the SJW Corp.'s condensed consolidated balance sheets as of June 30, 2015, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2015 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in our valuation technique during the three months ended June 30, 2015. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.'s long-term debt was approximately $440,053 and $460,171 as of June 30, 2015 and December 31, 2014, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $384,635 and $384,949 as of June 30, 2015 and December 31, 2014, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of June 30, 2015 and December 31, 2014, the fair value of the Company's investment in California Water Service Group was $5,922 and $6,378, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 8.	Regulatory Rate Filings
On September 15, 2014, San Jose Water Company filed an application for rehearing of 2012 General Rate Case Decision No. 14-08-006 to address a limited set of issues from San Jose Water Company's General Rate Case Decision No. 14-08-006. Specifically, San Jose Water Company sought rehearing on the duration of the interim rate period used to determine the General Rate Case true-up recovery and rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On March 27, 2015, the CPUC issued Decision No. 15-03-048 granting a limited rehearing and modifying Decision No. 14-08-006 to recover lost revenue related to the extension of interim rates from the date of the 2012 General Rate Case Decision (August 14, 2014) to the date 2014 rates became effective (September 29, 2014). On May 1, 2015, San Jose Water Company filed Advice Letter No. 471 with the CPUC requesting to recover the remaining cumulative balance of $1,937 in the 2013 General Rate Case Interim Rates Memorandum Account for the period August 15, 2014, through September 28, 2014. The recovery of the remaining balance for this 45-day period was authorized in General Rate Case rehearing Decision No. 15-03-048. San Jose Water Company's request was authorized and became effective May 6, 2015. San Jose Water Company recorded revenue in the amount of $1,937 for the six months ended June 30, 2015 for the authorized interim true-up. Please see table in Note 9. Decision No. 15-03-048 also provided for a limited rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. A prehearing conference was held on May 18, 2015 and a Scoping Memo was issued by the CPUC on June 17, 2015. The Scoping Memo set the limited rehearing schedule with a final decision to be issued in the first quarter of 2016.
On January 5, 2015, San Jose Water Company filed General Rate Case Application No. 15-01-002 requesting authority for an increase of revenue of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017 and $17,567, or 5.36%, in 2018. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $4,752 in balancing accounts, (2) disbursement of the over-collected balance of $976 accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. The CPUC's Office of Ratepayer Advocates (“ORA”) submitted testimony on April 23 2015, recommending increases of $23,468, or 8.54%, in 2016, $13,803, or 4.42%, in 2017 and $16,261, or 4.95% in 2018. San Jose Water Company and the CPUC's ORA reached a settlement agreement on a range of issues, including full settlement on all contested utility plant in-service items. Evidentiary hearings to address all remaining unsettled items took place in June 2015 and briefs were submitted in July 2015. A final decision is expected to occur in the second half of 2015 with new rates becoming effective at the beginning of 2016. If a decision is not reached by the end of 2015, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2016, until such time

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

a decision is adopted. Interim rates would be set equal to fiscal year-end 2015 rates plus an increase for inflation up to the change in the consumer price index and would remain in effect until a decision is adopted.
On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC. With this advice letter San Jose Water Company is requesting authorization to recover the $9,567 under-collection accumulated in the MCRAMA during the period April 1, 2014 through December 31, 2014. The MCRAMA approved by the CPUC allows San Jose Water Company to track lost revenue associated with reduced sales due to the ongoing drought and the associated calls for water use reduction from the SCVWD. San Jose Water Company seeks to recover the accumulated balance via a quantity based surcharge on all potable usage for a period of 12 months. This advice letter is currently under CPUC review and a decision is anticipated sometime in the second half of 2015.
On May 11, 2015, San Jose Water Company filed Advice Letters No. 472 and No. 473 with the CPUC. With Advice Letter No. 472, San Jose Water Company sought to modify the existing Water Shortage Contingency Plan in Tariff Rule 14.1, so that the plan reflects examples put forward by the CPUC and so that the restrictions provided within the plan more closely matched the restrictions adopted by local government agencies. Advice Letter No. 473 was filed pursuant to Executive Order B-29-15 by the Governor of the State of California, and by orders of the State Water Resources Control Board and the CPUC.  With Advice Letter No. 473, San Jose Water Company requested authority from the CPUC to activate Stage 3 of Tariff Rule 14.1 and activate the Water Shortage Contingency Plan in Schedule No. 14.1 with staged mandatory reductions in water usage and drought surcharges. Both Advice Letters No. 472 and No. 473 became effective on June 15, 2015. The drought surcharges will be recorded in a drought account authorized by the CPUC to track lost revenues from conservation. The amount collected will offset future rate increases that would be necessary to recover lost revenue due to drought conservation efforts.
On May 29, 2015, San Jose Water Company filed Advice Letter No. 474 with the CPUC requesting authorization to increase revenues by $18,357, or approximately 6.44%.  This increase is intended to recover increased costs for purchased water and groundwater production charged to San Jose Water Company by the SCVWD.  As directed by the CPUC's Water Division, the revenue increase will be recovered via surcharges on the existing quantity rate. San Jose Water Company's request was authorized and became effective July 1, 2015.
Effective September 1, 2014, CLWSC became subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). Prior to that time, CLWSC was subject to economic regulation by the Texas Commission on Environmental Quality (“TCEQ”). Both the PUCT and TCEQ authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.

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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

San Jose Water Company met the recognition requirements for certain of its balancing and memorandum accounts and as such amounts subject to balancing and memorandum accounts and revenue and regulatory assets changed as follows:

	Three months ended June 30, 2015				Three months ended June 30, 2014
	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$(789)	397	163	(229)	$(1,699)	187	—	(1,512)

Balancing accounts:
Water supply costs	825	304	(59)	1,070	(2,772)	1,551	—	(1,221)
Pension	423	143	(427)	139	9,765	(92)	—	9,673
Drought surcharges	—	—	(80)	(80)	—	—	—	—
2012 General Rate Case true-up	43,517	61	(3,211)	40,367	—	—	—	—
All others	1,593	(108)	(32)	1,453	1,985	(127)	—	1,858
Total balancing accounts	$46,358	400	(3,809)	42,949	$8,978	1,332	—	10,310

Total	$45,569	797	(3,646)	42,720	$7,279	1,519	—	8,798

	Six months ended June 30, 2015				Six months ended June 30, 2014
	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$(1,377)	821	327	(229)	$(1,896)	384	—	(1,512)

Balancing accounts:
Water supply costs	890	292	(112)	1,070	(2,378)	1,157	—	(1,221)
Pension	1,412	(463)	(810)	139	9,734	(61)	—	9,673
Drought surcharges	—	—	(80)	(80)	—	—	—	—
2012 General Rate Case true-up	44,400	1,937	(5,970)	40,367	—	—	—	—
All others	1,736	(223)	(60)	1,453	2,229	(371)	—	1,858
Total balancing accounts	$48,438	1,543	(7,032)	42,949	$9,585	725	—	10,310

Total	$47,061	2,364	(6,705)	42,720	$7,689	1,109	—	8,798
San Jose Water Company's request to extend the interim rate period to end on the effective date of 2014 rates from August 15, 2014 to September 28, 2014 and recover the remaining cumulative balance of $1,937 in that period was authorized and became effective May 6, 2015. As such, San Jose Water Company recorded $1,937 of revenue which has been included in the 2012 General Rate Case true-up row in the table above.
As of June 30, 2015, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $9,122, of which the majority relates to the MCRAMA and MCMA. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first. On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC requesting authorization to recover the $9,567 under-collection accumulated in the MCRAMA during the period April 1, 2014 through December 31, 2014. For further discussion, please see Note 8.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
JUNE 30, 2015
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of June 30, 2015 and December 31, 2014:

Description	June 30, 2015	December 31, 2014
Regulatory assets:
Income tax temporary differences, net	$6,731	6,731
Postretirement pensions and other medical benefits	115,494	115,494
Balancing and memorandum accounts, net	42,720	47,061
Other, net	5,744	5,577
Total regulatory assets, net in Consolidated Balance Sheets	$170,689	174,863
Less: current regulatory asset, net	16,971	16,853
Total regulatory assets, net, less current portion	$153,718	158,010

Note 11.	Legal Proceedings
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

General:
SJW Corp. is a holding company with five subsidiaries: San Jose Water Company, SJW Land Company, SJWTX, Inc., Texas Water Alliance Limited and SJW Group, Inc.
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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended June 30, 2015:

				% for Six months ended June 30, 2015 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	10%	10%
Warehouse building	Phoenix, Arizona	11	176,000	12%	9%
Warehouse building	Knoxville, Tennessee	30	361,500	43%	52%
Commercial building	Knoxville, Tennessee	15	135,000	35%	29%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 12,000 connections that serve approximately 36,000 people. CLWSC's service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
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
SJW Group, Inc., a Delaware corporation, was formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware (the “Reincorporation”). The Reincorporation requires the approval of the CPUC and will not become effective until after we obtain such approval. In July 2015, we filed an application with the CPUC to seek such approval during the second half of 2015.

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
Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2014. There has been no changes in our accounting policies other than identified below. Our significant accounting policies are described in our notes to the 2014 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. SJW Corp. did not adopt any new accounting policies during the six months ended June 30, 2015 except as indicated below.

New Accounting Pronouncement Adopted:
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-05 - “Service Concession Arrangements” which became effective for SJW Corp. during the first quarter of 2015. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement as a lease in accordance with FASB ASC Topic 840 - “Leases.” An operating entity should refer to other accounting guidance topics as applicable to account for various aspects of a service concession arrangement. ASU 2014-05 also specifies that infrastructure constructed by an operator in a service concession arrangement should not be recognized as property, plant, and equipment of the operator. ASU 2014-05 required application on a modified retrospective basis to service concession arrangements that existed at January 1, 2015. San Jose Water Company operates the City of Cupertino's municipal water system under a service concession arrangement. Upon adoption of this standard, SJW Corp. reclassified $1,859 of Depreciable Plant and Equipment for infrastructure related to the Cupertino service concession arrangement to intangible assets and the related accumulated depreciation of $377 to accumulated amortization. In addition, SJW Corp. recognized a cumulative effect adjustment of $436, net of tax, to the opening balance of retained earnings.

Impact of Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standards Update 2014-09 which supersedes most of the current revenue recognition requirements, including most industry-specific guidance. On July 9, 2015, the FASB agreed to defer by one year the mandatory effective date but will also provide entities the option to adopt it as of the original effective date. The updated standard will become mandatory for SJW Corp. in the first quarter of 2018 and permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update 2015-03 regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for SJW Corp. beginning in the first quarter of the fiscal year ending December 31, 2016. Earlier adoption is permitted for financial statements that have not been previously issued. SJW Corp. is required to apply the guidance on a retrospective basis with additional disclosure requirements upon transition. Management does not expect the adoption of this new standard will have a material impact on its condensed consolidated financial statements.

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
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and political and regulatory activities that have occurred in response to ongoing drought conditions.
Overview
SJW Corp.'s consolidated net income for the three months ended June 30, 2015 was $7,461, an increase of $615 or approximately 9%, from $6,846 for the same period in 2014. SJW Corp.'s consolidated net income for the six months ended June 30, 2015 was $12,156, an increase of $4,404 or approximately 57%, from $7,752 for the same period in 2014. The increase in net income for the three and six months ended June 30, 2015 was primarily due to an increase in revenue from rate increases and a reduction in water production costs, offset by increases in administrative and general expenses and a gain on the sale of California Water Service Group stock in the prior year.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Water Utility Services	$70,599	68,520	$130,933	121,374
Real Estate Services	1,803	1,836	3,581	3,578
	$72,402	70,356	$134,514	124,952
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2015 vs. 2014		Six months ended June 30, 2015 vs. 2014
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(9,326)	(13)%	$(13,172)	(10)%
New customers increase	303	—%	676	—%
Rate increases	11,821	17%	20,796	17%
Balancing and memorandum accounts	(719)	(1)%	1,259	1%
Real Estate Services	(33)	—%	3	—%
	$2,046	3%	$9,562	8%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Water Utility Services	$53,898	56,858	$101,782	104,193
Real Estate Services	1,003	1,055	2,027	2,077
All Other	291	322	690	507
	$55,192	58,235	$104,499	106,777

The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2015 vs. 2014		Six months ended June 30, 2015 vs. 2014
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(1,214)	(2)%	$(3,295)	(3)%
Change in usage and new customers	(7,363)	(13)%	(8,927)	(9)%
Purchased water and groundwater extraction charge and energy price increase	2,287	4%	3,792	4%
Total water production expenses	(6,290)	(11)%	(8,430)	(8)%
Administrative and general	1,954	3%	3,800	4%
Maintenance	271	1%	365	—%
Property taxes and other non-income taxes	315	1%	606	1%
Depreciation and amortization	707	1%	1,381	1%
	$(3,043)	(5)%	$(2,278)	(2)%
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2015	2014			2015	2014
Purchased water	6,090	4,826	1,264	10%	9,633	8,837	796	4%
Groundwater	2,832	7,578	(4,746)	(38)%	6,422	12,239	(5,817)	(27)%
Surface water	549	55	494	4%	1,471	92	1,379	6%
Reclaimed water	169	207	(38)	—%	242	282	(40)	—%
	9,640	12,666	(3,026)	(24)%	17,768	21,450	(3,682)	(17)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for June 30, 2015 and 2014 approximated 6.1% and 6.9%, respectively, as a percentage of total production. The decrease in the unaccounted-for water estimate is primarily due to the impact of lower flows through the system as a result of conservation activities and an increase in Water Utility Services' main replacements and lost water reduction programs.
Water production expenses
For the three and six months ended June 30, 2015 compared to the same period in 2014, the decrease in water production expenses was primarily attributable to an increase in the use of available surface water supply and a decrease in customer water usage. This decrease was partially offset by higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 2014, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%. San Jose Water Company was notified by the SCVWD that the unit price of purchased water and the groundwater extraction charge was increased 17% and 20%, respectively, effective July 1, 2015.

Other Operating Expenses
Operating expenses, excluding water production expenses, increased $3,247 for the three months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase of $1,954 in administrative and general expenses due to increases in pension expense, legal expenses related SJW Corp.'s proposed reincorporation to the state of Delaware, rate case expenses for the General Rate Case, and outside printing and design expenses for customer mailers related to rate increases and conservation notices. In addition, depreciation and amortization expense increased $707 and property taxes and non-income taxes increased $315 due to increases in utility plant and annual assessments, and maintenance expenses increased $271.
Operating expenses, excluding water production expenses, increased $6,152 for the six months ended June 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase of $3,800 in administrative and general expenses due to increases in pension expense, legal expenses related SJW Corp.'s proposed reincorporation to the state of Delaware, rate case expenses for the General Rate Case, and outside printing and design expenses for customer mailers related to rate increases and conservation notices. In addition, depreciation and amortization expense increased $1,381and property taxes and non-income taxes increased $606 in utility plant and annual assessments, and maintenance expenses increased $365.
Other (Expense) Income
For the three and six months ended June 30, 2015 compared to the same period in 2014, the change in other (expense) income was primarily due to an increase in interest on long-term debt related to the Series L senior note which was funded in August 2014 and partial sale of the Company's investment in California Water Service Group stock in June 2014. No similar sale occurred in 2015.
Provision for Income Taxes
For the three and six months ended June 30, 2015 compared to the same periods in 2014, income tax expense increased $1,313 and $3,546, respectively, as a result of higher pre-tax income and the recognition of $880 in California State enterprise zone sales and use tax credits in the second quarter of 2014. The effective consolidated income tax rates were 37% and 31% for the three months ended June 30, 2015 and 2014, respectively, and 37% and 32% for the six months ended June 30, 2015 and 2014, respectively. SJW Corp. is currently undergoing an income tax examination by the California Franchise Tax Board for refund claims for the fiscal years 2008 through 2012.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three and six months ended June 30, 2015 compared to the same period in 2014 was due to the change in market value and sale of the Company's investment in California Water Service Group stock.
Water Supply
On July 1, 2015, SCVWD's 10 reservoirs were approximately 49% full with 82,645 acre-feet of water in storage. As reported by the SCVWD, the rainfall was approximately 88% of the seasonal average for the rainfall season that commenced on July 1, 2014. The rainfall at San Jose Water Company's Lake Elsman was measured at 35.62 inches for the rainfall season which is approximately 87% of the five-year average. In contrast, the California Department of Water Resources reported in April 2015 that California's snow pack water content was recorded at 5% of the historical average which is less than any historical reading since 1950. The snowpack is the primary source of water received from the state and federal water projects. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD's total annual supply. As of July 1, 2015, the SCVWD reported that allocations from the state and federal water project will be approximately 20% and 25%, respectively, of amounts requested in 2015. SCVWD also reported that despite the prolonged drought, the Santa Clara Valley water companies purchased more imported water, allowing the groundwater levels to recover approximately 7 feet higher from where they were a year ago. However, the Santa Clara Plain was still approximately 23 feet lower than the five-year average. According to SCVWD, total groundwater storage at the end of 2015 is predicted to drop to the critical stage if dry conditions continue and conservation measures fail to reach SCVWD's target of 30% reduction in water use compared to 2013 consumption.
On July 1, 2015, San Jose Water Company's Lake Elsman contained 690 acre-feet of water of which approximately 230 acre-feet can be utilized. San Jose Water Company will utilize its remaining surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. San Jose Water Company believes that its various potable water sources will be sufficient to meet customer demand through the remainder of 2015.
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and political and regulatory activities that have occurred in response to ongoing drought conditions.

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
On September 15, 2014, San Jose Water Company filed an application for rehearing of 2012 General Rate Case Decision No. 14-08-006 to address a limited set of issues from San Jose Water Company's General Rate Case Decision No. 14-08-006. Specifically, San Jose Water Company sought rehearing on the duration of the interim rate period used to determine the General Rate Case true-up recovery and rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On March 27, 2015, the CPUC issued Decision No. 15-03-048 granting a limited rehearing and modifying Decision No. 14-08-006 to recover lost revenue related to the extension of interim rates from the date of the 2012 General Rate Case Decision (August 14, 2014) to the date 2014 rates became effective (September 29, 2014). On May 1, 2015, San Jose Water Company filed Advice Letter No. 471 with the CPUC requesting to recover the remaining cumulative balance of $1,937 in the 2013 General Rate Case Interim Rates Memorandum Account for the period August 15, 2014, through September 28, 2014. The recovery of the remaining balance for this 45-day period was authorized in the General Rate Case rehearing Decision No. 15-03-048. San Jose Water Company's request was authorized and became effective May 6, 2015. Decision No. 15-03-048 also provided for a limited rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. A prehearing conference was held on May 18, 2015 and a Scoping Memo was issued by the CPUC on June 17, 2015. The Scoping Memo set the limited rehearing schedule with a final decision to be issued in the first quarter of 2016.
On January 5, 2015, San Jose Water Company filed General Rate Case Application No. 15-01-002 requesting authority for an increase of revenue of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017 and $17,567, or 5.36%, in 2018. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $4,752 in balancing accounts, (2) disbursement of the over-collected balance of $976 accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. The CPUC's Office of Ratepayer Advocates (“ORA”) submitted testimony on April 23, 2015, recommending increases of $23,468, or 8.54%, in 2016, $13,803, or 4.42%, in 2017 and $16,261, or 4.95% in 2018. San Jose Water Company and the CPUC's ORA reached a settlement agreement on a range of issues, including full settlement on all contested utility plant in-service items. Evidentiary hearings to address all remaining unsettled items took place in June 2015 and briefs were submitted in July 2015. A final decision is expected to occur in the second half of 2015 with new rates becoming effective at the beginning of 2016. If a decision is not reached by the end of 2015, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2016, until such time a decision is adopted. Interim rates would be set equal to fiscal year-end 2015 rates plus an increase for inflation up to the change in the consumer price index and would remain in effect until a decision is adopted.
On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC. With this advice letter San Jose Water Company is requesting authorization to recover the $9,567 under-collection accumulated in the MCRAMA during the period April 1, 2014 through December 31, 2014. The MCRAMA approved by the CPUC allows San Jose Water Company to track lost revenue associated with reduced sales due to the ongoing drought and the associated calls for water use reduction from the SCVWD. San Jose Water Company seeks to recover the accumulated balance via a quantity based surcharge on all potable usage for a period of 12 months. This advice letter is currently under CPUC review and a decision is anticipated sometime in the second half of 2015.
On May 11, 2015, San Jose Water Company filed Advice Letters No. 472 and No. 473 with the CPUC. With Advice Letter No. 472, San Jose Water Company sought to modify the existing Water Shortage Contingency Plan in Tariff Rule 14.1, so that the plan reflects examples put forward by the CPUC and so that the restrictions provided within the plan more closely matched the restrictions of local government agencies. Advice Letter No. 473 was filed pursuant to Executive Order B-29-15 by the Governor of the State of California, and by orders of the State Water Resources Control Board and the CPUC.  With Advice Letter No. 473, San Jose Water Company requested authority from the CPUC to activate Stage 3 of Tariff Rule 14.1 and activate the Water Shortage Contingency Plan in Schedule No. 14.1 with staged mandatory reduction of water usage and drought surcharges. Both Advice Letters No. 472 and No. 473 became effective on June 15, 2015. The drought surcharges will be recorded in a drought account authorized by the CPUC to track lost revenues from conservation. The amount collected will offset future rate increases that would be necessary to recover lost revenue due to drought conservation efforts.
On May 29, 2015, San Jose Water Company filed Advice Letter No. 474 with the CPUC requesting authorization to increase revenues by $18,357, or approximately 6.44%.  This increase is intended to recover increased costs for purchased water and groundwater production charged to San Jose Water Company by the SCVWD.  As directed by the CPUC's Water Division, the revenue increase will be recovered via surcharges on the existing quantity rate. San Jose Water Company's request was authorized and became effective July 1, 2015.
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

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2015, SJW Corp. generated cash flows from operations of approximately $45,000, compared to $25,000 for the same period in 2014. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $20,000. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains from asset activity increased $10,200, (2) recognition and collection of the balancing and memorandum accounts, including the regulatory asset recorded in other current assets, drove an increase of $5,500, (3) net collection of taxes receivable was $3,500 more than prior period, (4) collections of previously billed and accrued receivables increased by $1,800, (5) change in general working capital caused a $300 increase, and (6) amounts previously invoiced and accruals related to groundwater extraction charges, purchased water and purchased power caused a $1,300 decrease.
As of June 30, 2015, Water Utility Services' write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2014. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the six months ended June 30, 2015, SJW Corp. used approximately $37,900 of cash for company-funded capital expenditures, $6,200 for developer-funded capital expenditures, and $1,000 for payments related to water rights.
Water Utility Services' budgeted capital expenditures for 2015, exclusive of capital expenditures financed by customer contributions and advances, are $125,400. As of June 30, 2015, approximately $37,900 or 30% of the $125,400 has been spent.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 decreased by approximately $19,900 from the same period in the prior year, primarily as a result of an increase in repayments on the line of credit.

Sources of Capital:
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of June 30, 2015, San Jose Water Company's funded debt and equity were approximately 46% and 54%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt and the issuance of equity, all of which will be consistent with the regulator's guidelines.
SJW Corp.'s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of June 30, 2015, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of June 30, 2015, San Jose Water Company's funded debt was 46% of total capitalization and the net income available for interest charges was 563% of interest charges. As of June 30, 2015, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company's loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2015, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.'s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2015, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of June 30, 2015, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $85,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At June 30, 2015, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $76,800. These lines of credit bear interest at variable rates. They will expire on September 1, 2016. The cost of borrowing on SJW Corp.'s short-term credit facilities averaged 1.5% as of June 30, 2015. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2015, SJW Corp.'s funded debt was 51% of total capitalization and the net income available for interest charges was 481% of interest charges. As of June 30, 2015, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2015, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Corp.'s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 259,151 shares of common stock of California Water Service Group as of June 30, 2015, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
Water Utility Services' operations are seasonal, thus quarterly fluctuation in results of operations may be significant. Rainfall and other weather conditions also affect the operations of Water Utility Services. Most water consumption occurs during the third quarter of each year when weather tends to be warm and dry. In periods of drought, if customers are encouraged or required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet periods, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes or restrictions are placed on outside irrigation, residential water demand would decrease, which would result in lower revenues.

Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. For example, in response to the ongoing drought in California, on March 17, 2015, the State Water Board adopted an expanded emergency conservation regulation that became effective on March 27, 2015. The regulation prohibits certain outdoor water uses for all Californians and also places water usage restrictions on businesses in the restaurant and hospitality sectors. On March 25, 2015, the SCVWD increased their conservation target from 20% to 30% through the end of 2015. On April 1, 2015, Governor Edmund G. Brown Jr. issued an executive order imposing restrictions to achieve a statewide 25% reduction in potable urban water usage through February 28, 2016 based on 2013 usage. On April 9, 2015, the CPUC issued a resolution ordering its regulated water utilities to comply with the State Water Board's emergency conservation regulation, conduct additional customer outreach and implement restrictions of outdoor water use. Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 with a water shortage contingency plan with mandatory water usage reduction and drought surcharges. The drought surcharges will be recorded in a drought account authorized by the CPUC to track lost revenues from conservation. The amount collected will offset future surcharges as a result of conservation efforts. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages on the drought to the public.
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
On July 29, 2015, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.195 per share of common stock. The dividend will be paid on September 1, 2015 to shareholders of record as of the close of business on August 10, 2015.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	August 3, 2015	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Letter to Mr. Andrew Gere dated April 30, 2015. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.