Form 10-Q
period 2015-09-30
SJW CORP
filed 2015-11-02
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 21, 2015, there were 20,381,949 shares of the registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
OPERATING REVENUE	$82,955	125,430	$217,469	250,382
OPERATING EXPENSE:
Production Expenses:
Purchased water	22,085	15,616	47,371	37,288
Power	2,500	3,453	5,200	7,565
Groundwater extraction charges	7,920	17,286	22,053	42,250
Other production expenses	3,033	3,073	9,095	8,936
Total production expenses	35,538	39,428	83,719	96,039
Administrative and general	12,101	10,574	34,861	29,534
Maintenance	3,975	3,975	11,187	10,822
Property taxes and other non-income taxes	2,893	2,872	8,878	8,251
Depreciation and amortization	10,188	9,467	30,549	28,447
Total operating expense	64,695	66,316	169,194	173,093
OPERATING INCOME	18,260	59,114	48,275	77,289
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(5,200)	(5,050)	(15,838)	(14,145)
Mortgage and other interest expense	(316)	(347)	(948)	(1,076)
Gain on sale of California Water Service Group stock	—	—	—	2,017
Gain on sale of real estate investment	1,886	281	1,886	554
Dividend income	43	42	130	147
Other, net	398	57	921	716
Income before income taxes	15,071	54,097	34,426	65,502
Provision for income taxes	5,537	15,731	12,736	19,384
NET INCOME	9,534	38,366	21,690	46,118
Other comprehensive income (loss), net of tax:
Unrealized loss on investment	(112)	(271)	(382)	(32)
Reclassification adjustment for gain realized on sale of investments	—	—	—	(1,171)
COMPREHENSIVE INCOME	$9,422	38,095	$21,308	44,915
EARNINGS PER SHARE
Basic	$0.47	1.90	$1.07	2.28
Diluted	$0.46	1.88	$1.06	2.26
DIVIDENDS PER SHARE	$0.20	0.19	$0.59	0.56
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,375,960	20,231,426	20,353,487	20,213,676
Diluted	20,531,855	20,424,140	20,504,701	20,402,605
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
Utility plant:
Land	$17,209	16,838
Depreciable plant and equipment	1,410,176	1,353,772
Construction in progress	42,717	23,208
Intangible assets	22,139	19,333
	1,492,241	1,413,151
Less accumulated depreciation and amortization	478,606	450,137
	1,013,635	963,014
Real estate investments	74,546	73,794
Less accumulated depreciation and amortization	12,763	11,593
	61,783	62,201
CURRENT ASSETS:
Cash and cash equivalents	6,271	2,399
Accounts receivable:
Customers, net of allowances for uncollectible accounts	20,255	14,997
Income tax	4,638	8,871
Other	2,682	3,385
Accrued unbilled utility revenue	23,050	18,074
Current regulatory assets, net	15,035	16,853
Other current assets	4,948	3,514
	76,879	68,093
OTHER ASSETS:
Investment in California Water Service Group	5,732	6,378
Unamortized debt issuance, broker and reacquisition costs	4,845	5,218
Net regulatory assets, less current portion	153,929	158,010
Other	6,572	6,390
	171,078	175,996
	$1,323,375	1,269,304

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,381,949 shares on September 30, 2015 and 20,286,840 on December 31, 2014	$10,616	10,567
Additional paid-in capital	68,241	66,298
Retained earnings	290,030	280,773
Accumulated other comprehensive income	2,135	2,517
Total shareholders' equity	371,022	360,155
Long-term debt, less current portion	380,951	384,365
	751,973	744,520
CURRENT LIABILITIES:
Line of credit	21,200	13,200
Current portion of long-term debt	3,563	584
Accrued groundwater extraction charges, purchased water and power	11,290	6,030
Accounts payable	17,523	7,001
Accrued interest	5,747	6,361
Accrued property taxes and other non-income taxes	3,157	1,607
Accrued payroll	4,246	3,755
Other current liabilities	6,319	6,156
	73,045	44,694
DEFERRED INCOME TAXES	189,503	185,506
ADVANCES FOR CONSTRUCTION	77,126	73,303
CONTRIBUTIONS IN AID OF CONSTRUCTION	139,659	138,502
POSTRETIREMENT BENEFIT PLANS	76,713	74,187
REGULATORY LIABILITY	6,413	—
OTHER NONCURRENT LIABILITIES	8,943	8,592
COMMITMENTS AND CONTINGENCIES	—	—
	$1,323,375	1,269,304

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$21,690	46,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,740	29,635
Deferred income taxes	4,705	18,488
Share-based compensation	1,208	774
Gain on sale of real estate investment	(1,886)	(554)
Gain on sale of California Water Service Group stock	—	(2,017)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(9,870)	(8,638)
Accounts payable and other current liabilities	1,046	465
Accrued groundwater extraction charges, purchased water and power	5,260	3,860
Tax receivable and accrued taxes	6,311	1,428
Postretirement benefits	2,526	833
Regulatory assets and liability related to balancing and memorandum accounts	12,068	(43,331)
Other changes, net	(2,454)	(1,160)
NET CASH PROVIDED BY OPERATING ACTIVITIES	72,344	45,901
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(63,126)	(70,255)
Contributions in aid of construction	(8,400)	(7,311)
Additions to real estate investments	(570)	(9)
Payments for business/asset acquisition and water rights	(991)	(1,584)
Payments to retire utility plant, net of salvage	(3,146)	(874)
Proceeds from sale of real estate investment	1,925	4,572
Proceeds from sale of California Water Service Group stock	—	3,056
NET CASH USED IN INVESTING ACTIVITIES	(74,308)	(72,405)
FINANCING ACTIVITIES:
Borrowings from line of credit	49,400	51,200
Repayments of line of credit	(41,400)	(65,400)
Long-term borrowings	—	50,000
Repayments of long-term borrowings	(435)	(413)
Dividends paid	(11,910)	(11,373)
Exercise of stock options and similar instruments	895	917
Tax benefits realized from share options exercised	634	306
Receipts of advances and contributions in aid of construction	10,516	6,601
Refunds of advances for construction	(1,864)	(2,034)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,836	29,804
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,872	3,300
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,399	2,299
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,271	5,599
Cash paid during the period for:
Interest	$18,218	15,651
Income taxes	3,721	1,930
Supplemental disclosure of non-cash activities:
Increase (decrease) in accrued payables for construction costs capitalized	9,225	(296)
Utility property installed by developers	499	3,242

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-05 - “Service Concession Arrangements” which became effective for SJW Corp. during the first quarter of 2015. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement as a lease in accordance with FASB ASC Topic 840 - “Leases.” An operating entity should refer to other accounting guidance topics as applicable to account for various aspects of service concession arrangements. ASU 2014-05 also specifies that infrastructure constructed by an operator in a service concession arrangement should not be recognized as property, plant, and equipment of the operator. ASU 2014-05 required application of the update on a modified retrospective basis to service concession arrangements that existed at January 1, 2015. San Jose Water Company operates the City of Cupertino's municipal water system under a service concession arrangement. Upon adoption of the standard, SJW Corp. reclassified $1,859 of Depreciable Plant and Equipment for infrastructure related to the Cupertino service concession arrangement to intangible assets and related accumulated depreciation of $377 to accumulated amortization. In addition, SJW Corp. recognized a cumulative effect adjustment of $436, net of tax, to the opening balance of retained earnings.
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
In response to the ongoing drought in California, on March 17, 2015, the State Water Resources Control Board (“State Water Board”) adopted an expanded emergency conservation regulation that became effective on March 27, 2015. The regulation prohibits certain outdoor water uses for all Californians and also places water usage restrictions on businesses in the restaurant and hospitality sectors. On March 25, 2015, the Santa Clara Valley Water District (“SCVWD”) increased their conservation target from 20% to 30% through the end of 2015. On April 1, 2015, Governor Edmund G. Brown Jr. issued an executive order imposing restrictions to achieve a statewide 25% reduction in potable urban water usage through February 28, 2016 based on 2013 usage. On April 9, 2015, the California Public Utilities Commission (“CPUC”) issued a resolution ordering its regulated water utilities to comply with the State Water Board's emergency conservation regulation, conduct additional customer outreach and implement restrictions on outdoor water use. Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer's water usage. The drought surcharges are not recorded in revenue. Rather, they are recorded in a regulatory liability account which has been authorized by the CPUC to track lost revenues from conservation. As of September 30, 2015, San Jose Water Company had accumulated a balance of approximately $6,413 in the drought surcharge account. This amount will be used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts as described below. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters because of the ongoing drought.
Effective March 31, 2014, San Jose Water Company received approval from the CPUC to institute a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) to track any revenue shortfall and a Mandatory Conservation Memorandum Account (“MCMA”) to track operational and administrative costs associated with implementation of SCVWD's 2014 and 2015 conservation goals of 20% and 30%, respectively. San Jose Water Company will record the lost revenue captured in the MCRAMA and MCMA regulatory accounts once the revenue recognition requirements of FASB ASC Topic 980 - “Regulated Operations,” subtopic 605-25 are met. For further discussion, please see Note 8 and Note 9.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2015
(in thousands, except share and per share data)

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2015 and 2014, 380 and 180 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2015 and 2014, 1,819 and 1,309 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended September 30, 2015 and 2014, the amounts allocated to administrative and general expense were $400 and $396, respectively. For the nine months ended September 30, 2015 and 2014, the amounts allocated to administrative and general expense were $1,191 and $1,188, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of September 30, 2015, the remaining shares available for issuance under the Incentive Plan were 1,037,068, and 245,976 shares were issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company's ESPP. SJW Corp. also had a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allowed eligible participants to buy shares and reinvest cash dividends in SJW Corp. common stock. The DRSPP was terminated effective as of April 14, 2014.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$82	76	$158	148
Restricted stock and deferred restricted stock	365	247	1,050	626
Total compensation costs charged to income	$447	323	$1,208	774
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	—	$—	59
Restricted stock and deferred restricted stock	—	(3)	634	247
Total excess tax benefits realized from share options exercised and stock issuance	$—	(3)	$634	306
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	—	$—	44
DRSPP	—	—	—	34
ESPP	462	433	895	839
Total proceeds from the exercise of stock options and similar instruments	$462	433	$895	917

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2015
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
As of September 30, 2015, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $1,563. This cost is expected to be recognized over a remaining weighted average period of 1.07 years.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.'s recorded expenses were $38 and $120 for the three and nine months ended September 30, 2015, respectively, and $37 and $112 for the three and nine months ended September 30, 2014, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 29, 2016 for the ESPP is approximately $50. This cost is expected to be recognized during the fourth quarter of 2015 and first quarter of 2016.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2015
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

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Land	$17,297	17,297
Buildings and improvements	56,920	56,168
Intangibles	329	329
Subtotal	74,546	73,794
Less: accumulated depreciation and amortization	12,763	11,593
Total	$61,783	62,201
Depreciation and amortization is computed using the straight-line method over the estimated life of the respective assets, ranging from 5 to 39 years.
On August 14, 2015, San Jose Water Company sold five nonutility properties located in San Jose, California for $2,015. SJW Corp. recognized a pre-tax gain on the sale of real estate investments of $1,886, after selling expenses of $91.
On August 1, 2014, San Jose Water Company sold a nonutility property located in San Jose, California for $300. SJW Corp. recognized a pre-tax gain on the sale of real estate investment of $281, after selling expenses of $10.
On June 30, 2014, SJW Land Company sold its retail building located in El Paso, Texas for $4,450. SJW Corp. recognized a pre-tax gain on the sale of real estate investment of $273, after selling expenses of $169.

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company's pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$1,363	1,056	$4,089	3,167
Interest cost	1,711	1,651	5,134	4,954
Other cost	1,192	627	3,575	1,883
Expected return on assets	(1,817)	(1,670)	(5,450)	(5,011)
	$2,449	1,664	$7,348	4,993

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2015
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of September 30, 2015 and December 31, 2014:

		Fair Value Measurements at September 30, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$5,781	$5,781	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	3,848	3,828	20	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	33,681	33,681	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,702	5,702	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	4,958	4,958	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,573	4,573	—	—
REIT	NAREIT - Equity REIT'S	4,968	—	4,968	—
Fixed Income (b)	(b)	38,269	—	38,269	—
Total		$101,780	$58,523	$43,257	$—
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
SEPTEMBER 30, 2015
(in thousands, except share and per share data)

In 2015, San Jose Water Company expects to make required and discretionary cash contributions of up to $9,238 to the pension plans and Social Welfare Plan. For the three and nine months ended September 30, 2015, $2,398 and $4,328, respectively, has been contributed to the pension plans and Social Welfare Plan.

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

	For Three Months Ended September 30, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$79,437	1,766	1,752	—	79,437	3,518	82,955
Operating expense	61,714	1,642	1,050	289	61,714	2,981	64,695
Operating income (loss)	17,723	124	702	(289)	17,723	537	18,260
Net income (loss)	9,698	(29)	236	(371)	9,698	(164)	9,534
Depreciation and amortization	9,684	112	392	—	9,684	504	10,188
Senior note, mortgage and other interest expense	4,707	—	255	554	4,707	809	5,516
Income tax expense (benefit) in net income	5,742	54	97	(356)	5,742	(205)	5,537
Assets	$1,233,450	18,094	66,727	5,104	1,233,450	89,925	1,323,375

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2015
(in thousands, except share and per share data)

	For Three Months Ended September 30, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$121,921	1,739	1,770	—	121,921	3,509	125,430
Operating expense	63,518	1,508	1,041	249	63,518	2,798	66,316
Operating income (loss)	58,403	231	729	(249)	58,403	711	59,114
Net income (loss)	37,907	68	795	(404)	37,907	459	38,366
Depreciation and amortization	8,984	89	394	—	8,984	483	9,467
Senior note, mortgage and other interest expense	4,573	—	262	562	4,573	824	5,397
Income tax expense (benefit) in net income	16,394	73	(441)	(295)	16,394	(663)	15,731
Assets	$1,121,925	17,606	66,457	4,116	1,121,925	88,179	1,210,104

	For Nine Months Ended September 30, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$207,335	4,801	5,333	—	207,335	10,134	217,469
Operating expense	161,191	3,947	3,077	979	161,191	8,003	169,194
Operating income (loss)	46,144	854	2,256	(979)	46,144	2,131	48,275
Net income (loss)	21,955	244	768	(1,277)	21,955	(265)	21,690
Depreciation and amortization	29,056	323	1,170	—	29,056	1,493	30,549
Senior note, mortgage and other interest expense	14,351	—	765	1,670	14,351	2,435	16,786
Income tax expense (benefit) in net income	13,017	329	405	(1,015)	13,017	(281)	12,736
Assets	$1,233,450	18,094	66,727	5,104	1,233,450	89,925	1,323,375

	For Nine Months Ended September 30, 2014
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$240,514	4,520	5,348	—	240,514	9,868	250,382
Operating expense	165,623	3,596	3,118	756	165,623	7,470	173,093
Operating income (loss)	74,891	924	2,230	(756)	74,891	2,398	77,289
Net income (loss)	44,401	351	1,379	(13)	44,401	1,717	46,118
Depreciation and amortization	26,950	269	1,228	—	26,950	1,497	28,447
Senior note, mortgage and other interest expense	12,793	—	761	1,667	12,793	2,428	15,221
Income tax expense (benefit) in net income	19,154	314	(15)	(69)	19,154	230	19,384
Assets	$1,121,925	17,606	66,457	4,116	1,121,925	88,179	1,210,104
 *    For the three and nine months ended September 30, 2015, the “All Other” category includes the accounts of SJW Corp. on a stand-alone basis and SJW Group, Inc. For the three and nine months ended September 30, 2015, SJW Group, Inc. had no revenue or expenses recorded and as of September 30, 2015 held no assets. For the three and nine months ended September 30, 2014, the “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2015
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
The following instruments are not measured at fair value on the SJW Corp.'s condensed consolidated balance sheets as of September 30, 2015, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2015 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation technique during the three months ended September 30, 2015. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.'s long-term debt was approximately $455,236 and $460,171 as of September 30, 2015 and December 31, 2014, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $384,514 and $384,949 as of September 30, 2015 and December 31, 2014, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of September 30, 2015 and December 31, 2014, the fair value of the Company's investment in California Water Service Group was $5,732 and $6,378, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 8.	Regulatory Rate Filings
On September 15, 2014, San Jose Water Company filed an application for rehearing of 2012 General Rate Case Decision No. 14-08-006 to address a limited set of issues from San Jose Water Company's General Rate Case Decision No. 14-08-006. Specifically, San Jose Water Company sought rehearing on the duration of the interim rate period used to determine the General Rate Case true-up recovery and rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On March 27, 2015, the CPUC issued Decision No. 15-03-048 granting a limited rehearing and modifying Decision No. 14-08-006 to recover lost revenue related to the extension of interim rates from the date of the 2012 General Rate Case Decision (August 14, 2014) to the date 2014 rates became effective (September 29, 2014). Decision No. 15-03-048 also provided for a limited rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On August 13, 2015, San Jose Water Company and the CPUC's Office of Ratepayer Advocates (“ORA”) submitted a settlement that resolved all outstanding issues related to the rehearing. On October 1, 2015, the CPUC issued Decision No. 15-10-005 adopting the submitted settlement and closing the proceeding. The settlement agreement did not effect authorized revenues or rates.
On January 5, 2015, San Jose Water Company filed General Rate Case Application No. 15-01-002 requesting authority for an increase of revenue of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017 and $17,567, or 5.36%, in 2018. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $4,752 in balancing accounts, (2) disbursement of the over-collected balance of $976 accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. The ORA submitted testimony on April 23 2015, recommending increases of $23,468, or 8.54%, in 2016, $13,803, or 4.42%, in 2017 and $16,261, or 4.95% in 2018. San Jose Water Company and the CPUC's ORA reached a settlement agreement on a range of issues, including full settlement on all contested utility plant in-service items. Evidentiary hearings to address all remaining unsettled items took place in June 2015 and briefs were submitted in July 2015. A final decision is expected to occur in the last quarter of 2015 with new rates becoming effective at the beginning of 2016. If a decision is not reached by the end of 2015, the CPUC has mechanisms in place that will allow San Jose Water Company to request interim rates, effective January 1, 2016, until such time a decision is adopted. Interim rates would be set equal to fiscal year-end 2015 rates plus an increase for inflation up to the change in the consumer price index and would remain in effect until a decision is adopted.
On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC. With this advice letter San Jose Water Company requested authorization to recover an under-collection balance of $9,567 in the MCRAMA that accumulated

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2015
(in thousands, except share and per share data)

during the period April 1, 2014 through December 31, 2014. The MCRAMA approved by the CPUC allows San Jose Water Company to track lost revenue associated with reduced sales due to the ongoing drought and the associated calls for water use reduction from the SCVWD. San Jose Water Company seeks to recover the accumulated balance via a quantity based surcharge on all potable usage for a period of 12 months. This advice letter is currently under CPUC review and a decision is anticipated in the last quarter of 2015.
On May 29, 2015, San Jose Water Company filed Advice Letter No. 474 with the CPUC requesting authorization to increase revenues by $18,357, or approximately 6.44%.  This filing is intended to cover increased costs that go into effect on July 1, 2015 for purchased water and groundwater production charged to San Jose Water Company by the SCVWD.  As directed by the CPUC's Water Division, the revenue increase will be recovered via surcharges on the existing quantity rate. San Jose Water Company's request was authorized and became effective July 1, 2015.
On July 30, 2015, San Jose Water Company filed Application No. 15-07-027 with the CPUC seeking the authorization to implement a reincorporation of San Jose Water Company's parent holding company, SJW Corp., from its present form as a California corporation to a Delaware corporation. A prehearing conference was held in this matter on September 30, 2015. A decision in this matter is anticipated in the first quarter of 2016.
On August 21, 2015, San Jose Water Company file Application No. 15-08-016 with the CPUC seeking authority to issue additional debt and equity securities of up to $150,000 in aggregate for general purposes including property acquisition, construction, completion, extension or improvement of facilities. A decision in this matter is anticipated in the first quarter of 2016.
On August 21, 2015, San Jose Water Company filed Advice Letter 476. San Jose Water Company requested authorization to for a rate base offset for improvements to the Montevina Water Treatment Plant. In Decision No. 13-07-028 the CPUC authorized San Jose Water Company to file annual advice letters to include in rate base costs of the Montevina Water Treatment Plant upgrade project. The advice letter filing requested authorization for a revenue increase of approximately $275 or an increase to rates of 0.09%. The advice letter was approved and the increase in rates became effective September 20, 2015. Revenue will be recorded through rates on a prospective basis. This filing was the second such advice letter. San Jose Water Company will continue to file similar annual advice letters until the project has been completed.
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
On September 16, 2015, CLWSC filed an application with the PUCT requesting approval of the reincorporation of SJW Corp., Inc. from a California corporation to a Delaware corporation.  The application is currently being reviewed by PUCT and a decision in this matter is anticipated in the first quarter of 2016.

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
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the MCRAMA, San Jose Water Company follows the requirements of ASC Topic 980 subtopic 605-25 in determining revenue recognition. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in SJW Corp.'s financial statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2015
(in thousands, except share and per share data)

San Jose Water Company has met the recognition requirements for certain of its balancing and memorandum accounts and, as such, amounts subject to balancing and memorandum accounts and revenue, regulatory assets and regulatory liability changed as follows:

	Three months ended September 30, 2015				Three months ended September 30, 2014
	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$(229)	301	150	222	$(1,511)	(154)	23	(1,642)
Balancing accounts, net assets:
Water supply costs	1,070	2,153	(32)	3,191	(1,221)	2,477	(17)	1,239
Pension	140	(231)	(230)	(321)	9,672	(6,625)	(123)	2,924
2012 General Rate Case true-up	40,367	—	(3,813)	36,554	—	46,456	—	46,456
All others	1,453	(88)	(17)	1,348	1,858	(81)	(9)	1,768
Total balancing accounts	$43,030	1,834	(4,092)	40,772	$10,309	42,227	(149)	52,387

Total balancing and memorandum accounts, net assets	$42,801	2,135	(3,942)	40,994	$8,798	42,073	(126)	50,745

Balancing account, liability:
Drought surcharges	80	—	6,333	6,413	—	—	—	—
Total balancing account, liability	$80	—	6,333	6,413	$—	—	—	—

	Nine months ended September 30, 2015				Nine months ended September 30, 2014
	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance	Beginning Balance	Revenue Increase(Reduction)	Refunds (Collections)	Ending Balance

Memorandum accounts	$(1,377)	1,122	477	222	$(1,895)	230	23	(1,642)
Balancing accounts, net assets:
Water supply costs	890	2,445	(144)	3,191	(2,378)	3,634	(17)	1,239
Pension	1,412	(692)	(1,041)	(321)	9,734	(6,687)	(123)	2,924
2012 General Rate Case true-up	44,400	1,937	(9,783)	36,554	—	46,456	—	46,456
All others	1,735	(310)	(77)	1,348	2,229	(452)	(9)	1,768
Total balancing accounts	$48,437	3,380	(11,045)	40,772	$9,585	42,951	(149)	52,387

Total balancing and memorandum accounts, net assets	$47,060	4,502	(10,568)	40,994	$7,690	43,181	(126)	50,745

Balancing account, liability:
Drought surcharges	—	—	6,413	6,413	—	—	—	—
Total balancing account, liability	$—	—	6,413	6,413	$—	—	—	—
San Jose Water Company's request to extend the interim rate period to end on the effective date of 2014 rates from August 15, 2014 to September 28, 2014, and recover the remaining cumulative balance of $1,937 in that period was authorized and became effective May 6, 2015. As such, San Jose Water Company recorded $1,937 of revenue which has been included in the 2012 General Rate Case true-up row in the table above.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
SEPTEMBER 30, 2015
(in thousands, except share and per share data)

As of September 30, 2015, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $22,227, of which the majority relates to the MCRAMA and MCMA. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first. On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC requesting authorization to recover the $9,567 under-collection accumulated in the MCRAMA during the period April 1, 2014 through December 31, 2014. For further discussion, please see Note 8.

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of September 30, 2015 and December 31, 2014:

Description	September 30, 2015	December 31, 2014
Regulatory assets:
Income tax temporary differences, net	$6,731	6,731
Postretirement pensions and other medical benefits	115,494	115,494
Balancing and memorandum accounts, net	40,994	47,061
Other, net	5,745	5,577
Total regulatory assets, net in Consolidated Balance Sheets	$168,964	174,863
Less: current regulatory asset, net	15,035	16,853
Total regulatory assets, net, less current portion	$153,929	158,010

Regulatory liability:
Balancing account	$6,413	—
Total regulatory liability in Consolidated Balance Sheets	$6,413	—

Note 11.	Legal Proceedings
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
San Jose Water Company also has approximately 410 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside areas adjacent to San Jose Water Company's various watershed properties.

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended September 30, 2015:

				% for Nine months ended September 30, 2015 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	10%	10%
Warehouse building	Phoenix, Arizona	11	176,000	12%	9%
Warehouse building	Knoxville, Tennessee	30	361,500	34%	29%
Commercial building	Knoxville, Tennessee	15	135,000	44%	52%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
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
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA obtained groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to the area.
SJW Group, Inc., a Delaware corporation, was formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware (the “Reincorporation”). The Reincorporation requires the approval of the CPUC and will not become effective until after we obtain such approval. In July 2015, we filed an application with the CPUC to seek such approval and a decision is expected in the first quarter of 2016.

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
Real Estate Services:
SJW Corp.'s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land in the states of California and Tennessee and owns and operates a portfolio of commercial buildings in the states of California, Arizona and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company manages its income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company's real estate investments diversify SJW Corp.'s asset base.

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
Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2014. There has been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2014 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. SJW Corp. did not adopt any new accounting policies during the nine months ended September 30, 2015 except as indicated below.

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
In April 2015, the FASB issued Accounting Standards Update 2015-03 regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for SJW Corp. beginning in the first quarter of the fiscal year ending December 31, 2016. Earlier adoption is permitted for financial statements that have not been previously issued. SJW Corp. is required to apply the guidance on a retrospective basis with additional disclosure requirements upon transition. Management does not expect the adoption of this new standard will have a material impact on its consolidated financial statements.

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
Overview
SJW Corp.'s consolidated net income for the three months ended September 30, 2015 was $9,534, a decrease of $28,832 or approximately 75%, from $38,366 for the same period in 2014. SJW Corp.'s consolidated net income for the nine months ended September 30, 2015 was $21,690, a decrease of $24,428, or approximately 53%, from $46,118 for the same period in 2014. The decrease in net income for the three and nine months ended September 30, 2015 was primarily due to a decrease in revenue as a result of the recognition of $46,456 true-up revenue from the 2014 decision of the 2012 General Rate Case. On September 29, 2014, the CPUC approved a surcharge to true-up the difference between interim rates and authorized rates of $46,700 as well as one-time refunds of $200. Collection of the surcharge is authorized to occur over a three-year period which commenced on October 2, 2014.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Water Utility Services	$81,203	123,660	$212,136	245,034
Real Estate Services	1,752	1,770	5,333	5,348
	$82,955	125,430	$217,469	250,382
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2015 vs. 2014		Nine months ended September 30, 2015 vs. 2014
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(15,264)	(12)%	$(28,436)	(11)%
New customers increase	257	—%	933	—%
Rate increases	12,362	10%	33,158	14%
Balancing and memorandum accounts	6,644	5%	5,966	2%
2012 General Rate Case true-up	(46,456)	(37)%	(44,519)	(18)%
Real Estate Services	(18)	—%	(15)	—%
	$(42,475)	(34)%	$(32,913)	(13)%
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Water Utility Services	$63,356	65,026	$165,138	169,219
Real Estate Services	1,050	1,041	3,077	3,118
All Other	289	249	979	756
	$64,695	66,316	$169,194	173,093

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2015 vs. 2014		Nine months ended September 30, 2015 vs. 2014
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$152	—%	$(3,143)	(2)%
Change in usage and new customers	(9,511)	(14)%	(18,438)	(11)%
Purchased water and groundwater extraction charge and energy price increase	5,469	8%	9,261	6%
Total water production expenses	(3,890)	(6)%	(12,320)	(7)%
Administrative and general	1,527	3%	5,327	3%
Maintenance	—	—%	365	—%
Property taxes and other non-income taxes	21	—%	627	1%
Depreciation and amortization	721	1%	2,102	1%
	$(1,621)	(2)%	$(3,899)	(2)%
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2015	2014			2015	2014
Purchased water	7,215	5,870	1,345	10%	16,848	14,707	2,141	6%
Groundwater	3,086	7,709	(4,623)	(33)%	9,508	19,948	(10,440)	(30)%
Surface water	82	138	(56)	(1)%	1,553	230	1,323	4%
Reclaimed water	263	296	(33)	—%	505	578	(73)	—%
	10,646	14,013	(3,367)	(24)%	28,414	35,463	(7,049)	(20)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for September 30, 2015 and 2014 approximated 7.2% and 6.9%, respectively, as a percentage of total production. The increase in the unaccounted-for water estimate is primarily due to the impact of lower flows through the system as a result of conservation activities, partially offset by Water Utility Services' main replacements and lost water reduction programs.
Water production expenses
For the three and nine months ended September 30, 2015 compared to the same period in 2014, the decrease in water production expenses was primarily attributable to a decrease in customer water usage. This decrease was partially offset by higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 2015, SCVWD increased the unit price of purchased water by approximately 17% and the groundwater extraction charge by approximately 20%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $2,269 for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase of $1,527 in administrative and general expenses due to increases in pension expense and legal expenses related SJW Corp.'s proposed reincorporation to the state of Delaware. In addition, depreciation and amortization expense increased $721 and property taxes and non-income taxes increased $21 due to increases in utility plant and annual assessments.
Operating expenses, excluding water production expenses, increased $8,421 for the nine months ended September 30, 2015 compared to the same period in 2014. The increase was primarily attributable to an increase of $5,327 in administrative and general expenses due to increases in pension expense, legal expenses related SJW Corp.'s proposed reincorporation to the state of Delaware, rate case expenses for the General Rate Case, and outside printing and design expenses for customer mailers related to rate increases and conservation notices. In addition, depreciation and amortization expense increased $2,102 and property taxes and non-income taxes increased $627 due to increases in utility plant and annual assessments, and maintenance expenses increased $365.
Other (Expense) Income
For the three months ended September 30, 2015 compared to the same period in 2014, the change in other (expense) income was primarily due to a gain on the sale of a portfolio of San Jose Water Company nonutility properties and an increase in non-tariffed income for contracted services provided to various governmental agencies. For the nine months ended September 30, 2015 compared to the same period in 2014, the change in other (expense) income was primarily due to a partial sale of the Company's investment in California Water Service Group stock in June 2014, and an increase in interest on long-term debt related to the Series L senior note which was funded in August 2014, partially offset by a gain on the sale of a portfolio of San Jose Water Company nonutility properties in August 2015.
Provision for Income Taxes
For the three months ended September 30, 2015 compared to the same period in 2014, income tax expense decreased $10,194 primarily due to lower pre-tax income offset by the impact of a state income tax benefit of $4,799 recognized in 2014 related to the adoption of new Department of Treasury and Internal Revenue Service Tangible Property Regulations for 2013 and prior years. The effective consolidated income tax rates were 37% and 29% for the three months ended September 30, 2015 and 2014, respectively.
For the nine months ended September 30, 2015 compared to the same period in 2014, income tax expense decreased $6,648 as a result of lower pre-tax income offset by the impact of a state income tax benefit of $4,799 recognized in 2014 related to the adoption of new Department of Treasury and Internal Revenue Service Tangible Property Regulations for 2013 and prior years and a benefit of $880 recognized in 2014 related to State of California enterprise zone sales and use tax credits for tax years 2008 through 2012. The effective consolidated income tax rates were 37% and 30% for the nine months ended September 30, 2015, respectively.
SJW Corp. is currently undergoing an income tax examination by the California Franchise Tax Board for refund claims for fiscal years 2008 through 2012.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three and nine months ended September 30, 2015 compared to the same period in 2014 was due to the change in market value and sale of a portion of the Company's investment in California Water Service Group stock in 2014.
Water Supply
On October 1, 2015, SCVWD's 10 reservoirs were approximately 37% full with 61,931 acre-feet of water in storage. As reported by the SCVWD, the rainfall was approximately 24% of the seasonal average for the current rainfall season that commenced on July 1, 2015 and ends on June 30, 2016. The rainfall at San Jose Water Company's Lake Elsman was measured at 0.02 inches for the current rainfall season which is approximately 6% of the five-year average. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD's total annual supply. As of October 1, 2015, the SCVWD reported that allocations from the state and federal water project are approximately 20% and 25%, respectively, of amounts requested in 2015. SCVWD also reported that despite the prolonged drought, the Santa Clara Valley water companies purchased more imported water in 2015, allowing the groundwater levels to continue to recover from where they were a year ago. However, the groundwater level in the Santa Clara Plain was still lower than the five-year average by approximately 7 feet. According to SCVWD, the predicted total groundwater storage at the end of 2015 has been upgraded from critical to severe stage.
On October 1, 2015, San Jose Water Company's Lake Elsman contained 460 acre-feet which represents the operational low point for the facility. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. San Jose Water Company believes that its various potable water sources will be sufficient to meet customer demand through the remainder of 2015.

See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and political and regulatory activities that have occurred in response to ongoing drought conditions.
SJW Corp. and San Jose Water Company provide additional information on their web sites relating to ongoing water conservation measures taken or to be taken in response to the historical drought conditions in California, including information on customer water usage. The web sites are accessible at www.sjwater.com and www.sjwcorp.com. SJW Corp. intends to update the web sites as appropriate during the period in which the water shortage contingency plan of SCVWD remains in effect.
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
See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the regulatory activities that have occurred for the year.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2015, SJW Corp. generated cash flows from operations of approximately $72,300, compared to $45,900 for the same period in 2014. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $26,400. This increase was caused by a combination of the following factors: (1) recognition in 2014 and collection in 2015 of balancing and memorandum accounts drove an increase of $55,400 between the two periods primarily due to the 2012 General Rate Case true-up revenue recorded in the prior year and collection of $6,400 in drought surcharges, (2) net collection of taxes receivable was $4,900 more than prior period, (3) amounts previously invoiced and accrued offset by payments related to groundwater extraction charges, purchased water and purchased power caused a $2,000 increase, (4) change in general working capital caused a $300 increase, (5) offset by, net income adjusted for non-cash items and gains from asset activity decreased $35,000 primarily due to the 2012 General Rate Case true-up revenue, and (6) collections of previously billed and accrued receivables decreased by $1,200.
As of September 30, 2015, Water Utility Services' write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2014. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the nine months ended September 30, 2015, SJW Corp. used cash flows in investing activities of approximately $74,300, compared to $72,400 for the same period in 2014. Cash flows used in investing activities increased by approximately $1,900 primarily due to less cash received from the sale of real estate investments and stock and more cash used to retire utility plant, partially offset by less cash used for utility plant additions.
Water Utility Services' budgeted capital expenditures for 2015, exclusive of capital expenditures financed by customer contributions and advances, are $108,000. As of September 30, 2015, approximately $63,100 or 58% of the $108,000 has been spent.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2015 decreased by approximately $24,000 from the same period in the prior year, primarily as a result of a decrease in long-term borrowings, partially offset by an increase in net borrowings on the line of credit.

Sources of Capital:
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of September 30, 2015, San Jose Water Company's funded debt and equity were approximately 46% and 54%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt and the issuance of equity, all of which will be consistent with the regulator's guidelines.
SJW Corp.'s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As a result, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2015.
San Jose Water Company's unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of September 30, 2015, San Jose Water Company's funded debt was 46% of total capitalization and the net income available for interest charges was 347% of interest charges. As a result, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2015.
San Jose Water Company's loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2015, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.'s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2015, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of September 30, 2015, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $85,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At September 30, 2015, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $75,800. These lines of credit bear interest at variable rates. They will expire on September 1, 2016. The cost of borrowing on SJW Corp.'s short-term credit facilities has averaged 1.3% as of September 30, 2015. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2015, SJW Corp.'s funded debt was 51% of total capitalization and the net income available for interest charges was 304% of interest charges. As of September 30, 2015, SJW Corp. was in compliance with all covenants.

San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2015, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Corp.'s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 259,151 shares of common stock of California Water Service Group as of September 30, 2015, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
The implementation of mandatory conservation measures has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation. If the current drought and the related conservation measures continue, we may experience fluctuations in the timing of or a reduction in customer revenue. Furthermore, while the CPUC approved MCRAMA and MCMA memorandum accounts would allow us to recover revenue reductions due to water conservation activities and certain conservation related costs, such memorandum accounts are subject to a review and approval process by the CPUC, which can be lengthy, and there is no assurance that we will be able to recover all of the revenue and costs recorded in the memorandum accounts.

ITEM 5.	OTHER INFORMATION
On October 28, 2015, the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.195 per share of common stock. The dividend will be paid on December 1, 2015 to shareholders of record as of the close of business on November 9, 2015.
SJW Corp. intends to post information about the operating and financial performance of SJW Corp. and its subsidiaries on its web sites at www.sjwater.com and www.sjwcorp.com from time to time.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	November 2, 2015	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	SJW Corp. Long-Term Incentive Plan, as amended and restated July 29, 2015. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.