Form 10-K
period 2015-12-31
SJW CORP
filed 2016-02-26
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $487 million based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of registrant's common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2016
Common Stock, $0.521 par value per share	20,418,127
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to the registrant's Annual Meeting of Shareholders, to be held on April 27, 2016, are incorporated by reference into Part III of this Form 10-K where indicated.

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
General Development of Business
SJW Corp. was incorporated in California on February 8, 1985. SJW Corp. is a holding company with five subsidiaries:

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

•
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 12,500 connections that serve approximately 37,000 people. CLWSC's service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 810—“Consolidation” with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

•
SJW Land Company, a wholly owned subsidiary of SJW Corp., was incorporated in 1985. SJW Land Company owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California, Arizona and Tennessee, and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

•
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. On February 22, 2016, SJW Corp. entered into an agreement with the Guadalupe-Blanco River Authority (“GBRA”), pursuant to which SJW Corp. agreed to sell all of its equity interest in TWA to GBRA for $31.0 million in cash (the “TWA Agreement”). The TWA Agreement is subject to specified closing conditions, including the completion of a financing by GBRA to fund the purchase price.

•
SJW Group, Inc., a Delaware corporation, was formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware (the “Reincorporation”). The Reincorporation requires the approval of the California Public Utilities Commission (“CPUC”) and Public Utilities Commission of Texas (“PUCT”) and will not become effective until after we obtain such approvals. In July and September 2015, applications were filed with the CPUC and PUCT, respectively, to seek such approvals and decisions are expected in the first quarter of 2016.

Together, San Jose Water Company, CLWSC and TWA are referred to as “Water Utility Services.”

SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operates commercial building rentals, are collectively referred to as “Real Estate Services.”
Regulation and Rates
San Jose Water Company's rates, service and other matters affecting its business are subject to regulation by the CPUC.
Generally, there are three types of rate adjustments that affect San Jose Water Company's revenue collection: general rate adjustments, cost of capital adjustments, and offset rate adjustments. General rate adjustments are authorized in general rate case decisions, which usually authorize an initial rate adjustment followed by two annual escalation adjustments. General rate applications are normally filed and processed during the last year covered by the most recent general rate case as required by the CPUC in order to avoid any gaps in regulatory decisions on general rate adjustments.
Cost of capital adjustments are rate adjustments resulting from the CPUC's usual tri-annual establishment of a reasonable rate of return for San Jose Water Company's capital investments.
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction charges and purchased power. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with such expense changes.
On September 15, 2014, San Jose Water Company filed an application for rehearing of 2012 General Rate Case Decision No. 14-08-006 to address a limited set of issues from San Jose Water Company's General Rate Case Decision No. 14-08-006. Specifically, San Jose Water Company sought rehearing on the duration of the interim rate period used to determine the General Rate Case true-up recovery and rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On March 27, 2015, the CPUC issued Decision No. 15-03-048 granting a limited rehearing and modifying Decision No. 14-08-006 to recover over 12 months lost revenue in the amount of $1.9 million related to the extension of interim rates from the date of the 2012 General Rate Case Decision (August 14, 2014) to the date 2014 rates became effective (September 29, 2014). Decision No. 15-03-048 also provided for a limited rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On August 13, 2015, San Jose Water Company and the CPUC's Office of Ratepayer Advocates (“ORA”) submitted a settlement that resolved all outstanding issues related to the rehearing. On October 1, 2015, the CPUC issued Decision No. 15-10-005 adopting the submitted settlement and closed the proceeding. The settlement agreement did not affect authorized revenues or rates.
On January 5, 2015, San Jose Water Company filed General Rate Case Application No. 15-01-002 requesting authority for an increase of revenue of $34.9 million, or 12.22%, in 2016, $10.0 million, or 3.11%, in 2017 and $17.6 million, or 5.36%, in 2018. This General Rate Case filing also includes several requests, including but not limited to: (1) recovery of the under-collected balance of $4.8 million in balancing accounts, (2) disbursement of the over-collected balance of $976 thousand accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. The ORA submitted testimony on April 23, 2015, recommending increases of $23.5 million, or 8.54%, in 2016, $13.8 million, or 4.42%, in 2017 and $16.3 million, or 4.95% in 2018. San Jose Water Company and the ORA reached a settlement agreement on a range of issues, including full settlement on all contested utility plant in-service items. Evidentiary hearings to address all remaining unsettled items took place in June 2015 and briefs were submitted in July 2015. Since a decision was not reached by the end of 2015, the CPUC has authorized San Jose Water Company to implement interim rates, effective January 1, 2016, until such time as decision is adopted. Interim rates have been set equal to calendar year-end 2015 rates and will remain in effect until a decision is adopted. Any difference between interim rates and the rates ultimately approved will be tracked in a memorandum account and will be submitted to the CPUC for recovery or refund. A final General Rate Case is expected in the first half of 2016.
On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC. With this advice letter San Jose Water Company requested authorization to recover an under-collection balance of $9.6 million in the Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”), using a Water Revenue Adjustment Mechanism (“WRAM”) methodology, that accumulated during the period April 1, 2014 through December 31, 2014. On December 3, 2015, the CPUC adopted Resolution W-5071. The resolution authorized recovery of $4.3 million in lost revenues based on the use of a Water Conservation Memorandum Account (“WCMA”) calculation methodology. The WCMA calculation methodology allows San Jose Water Company to track lost revenue associated with reduced sales due to the ongoing drought and the associated calls for water use reduction from the Santa Clara Valley Water District (“SCVWD”). The lost revenues are to be recovered over a 12-month period via a surcharge of $0.08 per hundred cubic feet (“CCF”) beginning December 9, 2015. The MCRAMA was subsequently renamed the WCMA in Advice Letter No. 479. See “Balancing and Memorandum Accounts” under Note 1 of Notes to Consolidated Financial Statements for further discussion on recognition of the approved recovery amount.

On May 1, 2015, San Jose Water Company filed Advice Letter No. 471 with the CPUC requesting to recover the cumulative balance of $1.9 million in the 2013 General Rate Case Interim Rates Memorandum Account for the period of August 15, 2014 through September 28, 2014. The recovery of the balance for this 45-day period was authorized in the GRC rehearing Decision No. 15-03-048. San Jose Water Company's request was authorized effective May 6, 2015.
On May 11, 2015, San Jose Water Company filed Advice Letters No. 472 and No. 473 with the CPUC. With Advice Letter No. 472, San Jose Water Company sought to modify the existing Water Shortage Contingency Plan in Tariff Rule 14.1, so that the plan reflects examples put forward by the CPUC and so that the restrictions provided within the plan more closely matched the restrictions adopted by local government agencies. Advice Letter No. 473 was filed pursuant to Executive Order B-29-15 by the Governor of the State of California, and by orders of the State Water Resources Control Board (“State Water Board”) and the CPUC.  With Advice Letter No. 473, San Jose Water Company requested authority from the CPUC to activate Stage 3 of Tariff Rule 14.1 and activate the Water Shortage Contingency Plan in Schedule No. 14.1 with staged mandatory reductions in water usage and drought surcharges. Both Advice Letters No. 472 and No. 473 became effective on June 15, 2015. The drought surcharges will be recorded in a drought account authorized by the CPUC to track lost revenues from conservation. The amount collected will offset future rate increases that would be necessary to recover lost revenue due to drought conservation efforts.
On May 29, 2015, San Jose Water Company filed Advice Letter No. 474 with the CPUC requesting authorization to increase revenues by $18.4 million, or approximately 6.44%.  This filing covered increased costs that went into effect on July 1, 2015 for purchased water and groundwater production charged to San Jose Water Company by the SCVWD.  As directed by the CPUC's Water Division, the revenue increase is recovered via surcharges on the existing quantity rate. San Jose Water Company's request was authorized and became effective July 1, 2015.
On July 30, 2015, San Jose Water Company filed Application No. 15-07-027 with the CPUC seeking the authorization to change the state of incorporation of SJW Corp., the parent holding company of San Jose Water Company, from California to Delaware. A decision in this matter is anticipated in the first quarter of 2016.
On August 21, 2015, San Jose Water Company filed Application No. 15-08-016 with the CPUC seeking authority to issue additional debt and equity securities of up to $150 million in aggregate for general purposes including property acquisition, construction, completion, extension or improvement of facilities. On December 18, 2015, the CPUC issued Decision No. 15-12-018 authorizing San Jose Water Company to issue the requested debt and equity securities.
On August 21, 2015, San Jose Water Company filed Advice Letter 476 with the CPUC. San Jose Water Company requested authorization for a rate base offset for improvements to the Montevina Water Treatment Plant. In Decision No. 13-07-028 the CPUC authorized San Jose Water Company to file annual advice letters to include in rate base costs of the Montevina Water Treatment Plant upgrade project. The advice letter filing requested authorization for a revenue increase of approximately $275 thousand or about 0.09%. The advice letter was approved and the increase in rates became effective September 20, 2015. Revenue will be recorded through rates on a prospective basis. This filing was the second such advice letter related to the Montevina Water Treatment Plant. San Jose Water Company intends to continue to file similar annual advice letters until the project has been completed.
On December 11, 2015, San Jose Water Company along with three other California water utilities (the “Joint Parties”), filed a request for a one year postponement of their 2016 Cost of Capital (“COC”) filings scheduled for March 31, 2016. Pursuant to the CPUC's rate case plan, the Joint Parties are required to file their COC applications on a triennial basis with the next scheduled filing due on March 31, 2016. Postponing the filing for one year would alleviate administrative processing costs on the Joint Parties as well as the CPUC staff. On February 1, 2016, the CPUC's executive director approved the Joint Parties request for a one year postponement. Joint Parties are now required to file their next COC applications on March 31, 2017.
On December 15, 2015, San Jose Water Company filed Advice Letter No. 481 with the CPUC requesting authorization to re-implement a previously existing surcharge of $0.0492 per CCF to amortize the remaining uncollected balancing account recovery authorized in General Rate Case Decision 14-08-006. In Decision No. 14-08-006 the CPUC authorized San Jose Water Company to recover the $2.6 million under-collection in various balancing accounts over a 12-month period beginning in August of 2014. However, at the end of the 12-month period $590 thousand of the originally authorized $2.6 million remained uncollected. This under-collection is due primarily to actual sales being substantially lower than the commission authorized sales estimate which was used to calculate the surcharge level. The advice letter was approved and effective on January 15, 2016.
On February 5, 2016, San Jose Water Company filed Advice Letter No. 482 with the CPUC. With this advice letter San Jose Water Company requested authorization to recover the $7.7 million balance accumulated in the WCMA during the period January 1, 2015 through December 31, 2015.  The WCMA is used to track the revenue impact of mandatory conservation upon

San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the State of California and the SCVWD.  The requested $7.7 million recovery is the net amount of the total drought related revenue reduction calculated in the WCMA offset by the drought surcharges collected during 2015.  If approved, the under-collection will be recovered via a surcharge of $0.1441 per CCF on the existing quantity rate for a period of 12 months from the date of CPUC approval. San Jose Water Company has requested the recovery begin on or about April 7, 2016.
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
Financial Information about Industry Segments
See Note 12 of Notes to Consolidated Financial Statements for information regarding SJW Corp.'s business segments.
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water service to approximately 229,000 connections that serve customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 12,500 connections that serve approximately 37,000 people in a service area comprising more than 243 square miles in the growing region between San Antonio and Austin, Texas. TWA has entered into arrangements with certain landowners in Gonzales County, Texas that provide for the development of a water supply project. In connection with the project, TWA applied for groundwater production and transportation permits to meet the future water needs in CLWSC's service area and to the central Texas hill country communities and utilities adjacent to this area. In January of 2013, TWA's permits were approved by the groundwater district in Gonzales County. The permits were subsequently received in March 2013.
San Jose Water Company also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna leases.
In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under the terms of a 25-year lease. The system is adjacent to the San Jose Water Company service area and has approximately 4,600 service connections. Under the terms of the lease, San Jose Water Company paid an up-front $6.8 million concession fee to the City of Cupertino that is amortized over the contract term. San Jose Water Company assumed responsibility for all maintenance and operating costs, while receiving all payments for water service.
Among other things, operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as summer temperatures or the amount and timing of precipitation in Water Utility Services' service areas. Revenue, production expenses and income are affected by changes in water sales and the availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher demand, warm summer months and lowest in the lower demand, cool winter months.

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
The pumps and motors at San Jose Water Company's groundwater production facilities are propelled by electric power. Over the last few years, San Jose Water Company has installed standby power generators at 33 of its strategic water production sites. In addition, the commercial office and operations control centers are outfitted with standby power equipment that allow critical distribution and customer service operations to continue during a power outage. SCVWD has informed San Jose Water Company that its filter plants, which deliver purchased water to San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period by pumping water with its standby generators and by using purchased water from SCVWD.
In 2015, the level of water in the Santa Clara Valley groundwater basin, which is managed by the SCVWD, experienced a slight recovery due to: (1) a reduction in groundwater pumping by various water retailers in the region, and (2) a modest increase in groundwater recharge efforts on the part of the SCVWD. As reported by the SCVWD at the end of 2015, groundwater level in the Santa Clara Plain was slightly higher compared to the same time in 2014, but lower than the five-year average and the total groundwater storage at the end of 2015 was within Stage 3 (Severe) of the SCVWD's Water Shortage Contingency Plan. On January 8, 2016, SCVWD's 10 reservoirs were 31.3% full with 52,862 acre-feet of water in storage. As of December 31, 2015, San Jose Water Company's Lake Elsman contained 571 acre-feet or approximately 36% of the five-year seasonal average. In addition, the rainfall at San Jose Water Company's Lake Elsman was measured at 9.35 inches for the period from July 1, 2015 through December 31, 2015, which is 55% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company's results of operations. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2016 after consideration of implemented water restrictions and conservation activities in response to the continuing drought.
In response to the ongoing drought in California, on March 17, 2015, the State Water Board adopted an expanded emergency conservation regulation that became effective on March 27, 2015. The regulation prohibits certain outdoor water uses for all Californians and also places water usage restrictions on businesses in the restaurant and hospitality sectors. On March 25, 2015, SCVWD increased their conservation target from 20% to 30% through the end of 2015. On April 1, 2015, Governor Edmund G. Brown Jr. issued an executive order imposing restrictions to achieve a statewide 25% reduction in potable urban water usage through February 28, 2016 based on 2013 usage. On November 13, 2015, Governor Edmund G. Brown issued Executive Order B-36-15 that calls for an extension of restrictions on urban potable water usage until October 31, 2016, should drought conditions persist through January of 2016.  On February 2, 2016, the State Water Board approved a resolution to extend the existing emergency conservation regulation as directed in the November 2015 executive order.
On April 9, 2015, CPUC issued a resolution ordering its regulated water utilities to comply with the State Water Board's emergency conservation regulation, conduct additional customer outreach and implement restrictions on outdoor water use. Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer's water usage. The drought surcharges are recorded in a drought account authorized by the CPUC. The amount collected will offset future surcharges that would be necessary to recover lost revenue due to drought conservation efforts. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and other matters related to the ongoing drought.
California also faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning.
CLWSC's water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA.
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
CLWSC holds the franchise for water and wastewater service to the City of Bulverde, which terminates in 2029. The unincorporated areas that CLWSC serves in Comal and Blanco Counties do not require water service providers to obtain franchises.
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
Water Utility Services is currently in compliance with all of the United States Environmental Protection Agency's (the “EPA”) surface water treatment performance standards, drinking water standards for disinfection by-products and primary maximum contaminant levels. These standards have been adopted and are enforced by the California State Water Board, Division of Drinking Water and the TCEQ for San Jose Water Company and CLWSC, respectively.
Other state and local environmental regulations apply to our Water Utility Services' operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment. In 2008, as part of routine replacement of infrastructure, San Jose Water Company identified legacy equipment containing elemental mercury which was released into the surrounding soil. San Jose Water Company has determined the release posed no risk of contamination to the water supply, notified the appropriate authorities and remediated the affected area. San Jose Water Company also identified 10 other potentially affected sites. Six of these sites have been remediated and San Jose Water Company is continuing its assessment of the remaining sites in conjunction with its infrastructure replacement program. SJW Corp. believes there will be no material financial impact related to this matter. In 2013, as part of routine maintenance and replacement of infrastructure, San Jose Water Company identified certain non-soluble contaminants that could become a hazard if released into the environment. As a precautionary measure, San Jose Water Company developed and implemented a plan to remove the source of the contaminants and expects to complete the plan in 2018. SJW Corp. believes there will be no material financial impact related to this matter.

San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2015, SJW Corp. had 399 full-time employees, of whom 357 were San Jose Water Company employees and 42 were CLWSC employees. At San Jose Water Company, 122 were executive, administrative or supervisory personnel, and 235 were members of unions. In November 2013, San Jose Water Company reached three-year collective bargaining agreements with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2014 through December 31, 2016. The agreements include a 2% wage increase in 2014, 2% in 2015 and 3% in 2016 for union workers as well as increases in medical co-pays and employee cost-sharing. As of December 31, 2015, CLWSC had 42 employees, of whom 9 were exempt and 33 were non-exempt employees. Non-exempt employees are subject to overtime but are not represented by a union.

Officers of the Registrant

Name	Age	Offices and Experience
D.R. Drysdale	60
San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.

A.R. Gere	49
San Jose Water Company—Chief Operating Officer. Mr. Gere has served as Chief Operating Officer since April 2015. From 2013 to April 2015, Mr. Gere was Vice President of Operations. From 2008 to 2013, Mr. Gere was Chief of Operations. From 2006 to 2008, Mr. Gere was Director of Maintenance. From 2005 to 2006, Mr. Gere was Director of Operations and Water Quality. From 2003 to 2005, Mr. Gere was Manager of Operations and Water Quality. Mr. Gere has been with San Jose Water Company since 1995.

C.S. Giordano	59
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

P. L. Jensen	56
San Jose Water Company—Senior Vice President, Regulatory Affairs. Mr. Jensen has served as Senior Vice President of Regulatory Affairs since October 2011. From July 2007 to October 2011, Mr. Jensen was Vice President of Regulatory Affairs. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.

D.M. Leal	51
San Jose Water Company—Vice President, Human Resources. Ms. Leal has served as Vice President of Human Resources since 2013. From 2001 to 2013, Ms. Leal was Director of Human Resources. From 2000 to 2001, Ms. Leal was employed as a Human Resources Manager at Micrel Semiconductor, Inc. From 1989 to 2000, Ms. Leal worked in various capacities for San Jose Water Company.

J.P. Lynch	56
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

S. Papazian	40
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

W.R. Roth	63
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

J.B. Tang	45
San Jose Water Company—Vice President, Government Relations and Corporate Communications. Mr. Tang has served as Vice President of Government Relations and Corporate Communications since October 2014. From 2012 to October 2014, Mr. Tang was Director of Government Relations and Corporate Communications. From 2009 to 2011, Mr. Tang was Manager of Government Relations and Corporate Communications.

W.L. Avila-Walker	52
SJW Corp.—Controller. Ms. Avila-Walker has served as Controller of San Jose Water Company since September 2009. Ms. Avila-Walker is also Controller of SJW Corp. since October 2014. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance.

A.F. Walters	45
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
SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from SCVWD due to availability, environmental, legal or other restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company's Santa Cruz Mountains watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, such as the record drought conditions in 2014 and 2015, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production expenses. If the drought condition continues throughout 2016, we may be required to rely more heavily on purchased water than surface water, which would increase our costs and adversely affect our results of operations.
In addition, San Jose Water Company's ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing overall water production expenses and adversely affecting our operating results.
Because the extraction of water from the groundwater basin and the operation of the water distribution system require a significant amount of energy, increases in energy prices could increase operating expenses of San Jose Water Company. The cost of energy is beyond our control and can change unpredictably and substantially based on load supply and demand. Therefore, San Jose Water Company cannot be certain that it will be able to contain energy costs into the future.
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
CLWSC's primary water supply is 6,900 acre-feet of water which is pumped from Canyon Lake at three lake intakes or delivered as treated water from GBRA's Western Canyon Pipeline, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. While the contract provides a committed long-term water supply for future demand, CLWSC customers currently do not use the volume of water allowed under the contracts which increases the cost of water for existing customers, and there is no assurance that future demands up to the committed supply volume will occur. Texas faces operating challenges and long-term water supply constraints similar to California as described above. (See also Part I, Item 1, “Water Supply”).

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
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. For example, in response to the ongoing drought in California, on March 17, 2015, the State Water Board adopted an expanded emergency conservation regulation that became effective on March 27, 2015. The regulation prohibits certain outdoor water uses for all Californians and also places water usage restrictions on businesses in the restaurant and hospitality sectors. On March 25, 2015, the SCVWD increased their conservation target from 20% to 30% through the end of 2015. On April 1, 2015, Governor Edmund G. Brown Jr. issued an executive order imposing restrictions to achieve a statewide 25% reduction in potable urban water usage through February 28, 2016 based on 2013 usage. On November 13, 2015, Governor Edmund G. Brown issued Executive Order B-36-15 that calls for an extension of restrictions on urban potable water usage until October 31, 2016, should drought conditions persist through January of 2016.  On February 2, 2016, the State Water Board approved a resolution to extend the existing emergency conservation regulation as directed in the November 2015 executive order. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages on the drought to the public. (See also Part I, Item 1, “Water Supply”.)
The implementation of mandatory conservation measures has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation. If the current drought and the related conservation measures continue, we may experience fluctuations in the timing of or a reduction in customer revenue. Furthermore, while the CPUC approved WCMA and MCMA memorandum accounts would allow us to recover revenue reductions due to water conservation activities and certain conservation related costs, such memorandum accounts are subject to a review and approval process by the CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all of the revenue and costs recorded in the memorandum accounts.
A contamination event or other decline in source water quality could affect the water supply of Water Utility Services and therefore adversely affect our business and operating results.
Water Utility Services is required under environmental regulations to comply with water quality requirements. Through water quality compliance programs, Water Utility Services continually monitors for contamination and pollution of its sources of water. In addition, a watershed management program provides a proactive approach to minimize potential contamination activities. There can be no assurance that Water Utility Services will continue to comply with all applicable water quality requirements. In the event a contamination is detected, Water Utility Services must either commence treatment to remove the contaminant or procure water from an alternative source. Either of these results may be costly, may increase future capital expenditures and there can be no assurance that the regulators would approve a rate increase to enable us to recover the costs arising from such remedies. In addition, we could be held liable for consequences arising from hazardous substances in our water supplies or other environmental damages. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
Water Utility Services is subject to litigation risks concerning water quality and contamination.
Although Water Utility Services has not been and is not a party to any environmental and product-related lawsuits, such lawsuits against other water utilities have increased in frequency in recent years. If Water Utility Services is subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage.  A pollution liability policy is in place, but is subject to exclusions and limitations. Costs for defense are included within the limit of insurance on the pollution liability policy. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.

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
The water utility business is capital-intensive. Expenditure levels for renewal and modernization of the system will grow at an increasing rate as components reach the end of their useful lives. SJW Corp. funds capital expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances, borrowings through the lines of credit, and equity or debt financing. We cannot provide any assurance that the historical sources of funds for capital expenditures will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. A significant change in any of the funding sources could impair the ability of Water Utility Services to fund its capital expenditures, which could impact our ability to grow our utility asset base and earnings. Any increase in the cost of capital through higher interest rates or otherwise could adversely affect our results of operations.
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
The price of our common stock may be volatile and may be affected by market conditions beyond our control.
The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include volatility of the stock market, regulatory developments, general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors' businesses or the competitive landscape generally, litigation involving us or our industry, and major catastrophic events or sales of large blocks of our stock.
Equity markets in general can experience extreme price and volume fluctuations which may continue to adversely affect the market price of our common stock for reasons unrelated to our business or operating results.
Our business strategy, which includes acquiring water systems and expanding non-tariffed services, will expose us to new risks which could have a material adverse effect on our business.
Our business strategy focuses on the following:
(1)Regional regulated water utility operations;

(2)	Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California and the PUCT in Texas; and
(3)Out-of-region water and utility related services.
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
As of December 31, 2015, 235 of our 399 total employees were union employees. Most of our unionized employees are represented by the Utility Workers of America, except certain employees in the engineering department are represented by the International Union of Operating Engineers.
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
The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, 2,470 miles of transmission and distribution mains, distribution storage of approximately 239 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to supply its customers.
San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company's groundwater pumping stations have a production capacity of approximately 208 million gallons per day and the present capacity for taking purchased water is approximately 90 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2015, a maximum and average of 121 million gallons and 92 million gallons of water per day, respectively, were delivered to the system.
CLWSC maintains a service area that covers approximately 243 square miles located in the southern region of the Texas hill country in Comal and Blanco counties. Our service area surrounds an 8,200 surface acre reservoir (Canyon Lake). Production wells are located in a Comal Trinity Groundwater Conservation District regulated portion of the Trinity aquifer and have the ability to pump a combined 2.9 billion gallons annually. CLWSC has contracts for 2 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates three surface water treatment plants with a combined production capacity of 7 million gallons per day. CLWSC has 561 miles of transmission and distribution mains and maintains 65 storage tanks with a total storage capacity of 7.4 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 60,000 gallons per day.
Water Utility Services hold all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.

As of December 31, 2015, SJW Land Company owns approximately 66 acres of property in the states of Arizona and Tennessee and approximately five undeveloped acres of land and two acres of land with commercial properties primarily in the San Jose metropolitan area. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. One of our California properties is owned by such partnership. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. The following table is a summary of SJW Land Company properties described above:

				% for Year Ended December 31, 2015 of SJW Land Company
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
Market Information
SJW Corp.'s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Corp.'s common stock for each quarter in the 2015 and 2014 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 15 of “Notes to Consolidated Financial Statements” in Part II, Item 8.
As of December 31, 2015, there were 400 record holders of SJW Corp.'s common stock.
Dividends
Dividends have been paid on SJW Corp.'s and its predecessor's common stock for 289 consecutive quarters and the annual dividend amount has increased in each of the last 48 years. Additional information as to the cash dividends paid on common stock in 2015 and 2014 is contained in the section captioned “Dividend per share” in the tables set forth in Note 15 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on SJW Corp.'s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor's 500 Index during the last five years ended December 31, 2015. The comparison assumes $100 was invested on December 31, 2010 in SJW Corp.'s common stock and in each of the foregoing indices and assumes reinvestment of dividends.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Corp., a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2010	2011	2012	2013	2014	2015
SJW Corp.	100	92	107	123	136	129
Water Utility Index	100	114	138	166	204	230
S&P 500 Index	100	102	118	157	178	181

The Water Utility Index is the 9 water company Water Utility Index prepared by Wells Fargo Securities, LLC.

Item 6.	Selected Financial Data
FIVE YEAR FINANCIAL AND STATISTICAL REVIEW
SJW Corp. and Subsidiaries

	2015	2014	2013	2012	2011
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$305,082	319,668	276,869	261,547	238,955
Operating expense:
Purchased water	61,089	47,280	63,225	66,106	54,317
Power	6,121	9,865	7,619	5,796	5,394
Groundwater extraction charges	31,240	53,678	37,927	23,940	20,997
Other production expenses	12,178	11,929	12,073	11,445	11,345
Administrative and general	47,131	40,573	43,714	42,812	39,136
Maintenance	14,956	14,474	13,548	13,350	13,261
Property taxes and other non-income taxes	11,667	11,086	10,317	9,703	8,921
Depreciation and amortization	40,740	37,905	35,039	33,098	31,193
Total operating expense	225,122	226,790	223,462	206,250	184,564
Operating income	79,960	92,878	53,407	55,297	54,391
Interest expense, other income and expense	(18,806)	(16,101)	(16,888)	(17,437)	(18,947)
Income before income taxes	61,154	76,777	36,519	37,860	35,444
Provision for income taxes	23,272	24,971	14,135	15,542	14,566
Net income	37,882	51,806	22,384	22,318	20,878
Dividends paid	15,885	15,177	14,443	13,231	12,823
CONSOLIDATED PER SHARE DATA
Earnings per share - diluted	1.85	2.54	1.12	1.18	1.11
Dividends paid	0.78	0.75	0.73	0.71	0.69
Book value per common share	18.83	17.75	14.71	14.71	14.20
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$1,524,422	1,413,151	1,314,191	1,216,235	1,112,127
Less accumulated depreciation and amortization	487,659	450,137	415,453	384,675	355,914
Net utility plant	1,036,763	963,014	898,738	831,560	756,213
Net real estate investment	61,484	62,201	67,819	65,187	78,542
Total assets	1,340,963	1,269,304	1,109,986	1,087,499	1,038,810
Capitalization:
Shareholders' equity	383,783	360,155	321,175	274,604	264,004
Long-term debt, less current portion	380,825	384,365	334,997	335,598	343,848
Total capitalization	$764,608	744,520	656,172	610,202	607,852
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection	$1,263	1,328	1,159	1,101	1,101
Investment in gross utility plant per connection	$6,311	5,869	5,499	5,119	4,702
Connections at year-end	241,555	240,773	238,977	237,600	236,500
Miles of main at year-end	3,031	2,939	2,920	2,893	2,915
Water production (million gallons)	36,535	44,649	49,638	47,655	46,033
Maximum daily production (million gallons)	130	173	187	190	181
Population served (estimate)	1,089,000	1,085,000	1,077,000	1,071,000	1,066,000

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except where otherwise noted)
Description of Business
SJW Corp. is a publicly traded company and is a holding company with five subsidiaries:
San Jose Water Company, a wholly owned subsidiary, is a public utility in the business of providing water service to approximately 229,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company, is a public utility in the business of providing water service to approximately 12,500 connections that serve approximately 37,000 people. CLWSC's service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
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
Texas Water Alliance Limited, a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA obtained groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to the area. On February 22, 2016, SJW Corp. entered into an agreement with the GBRA, pursuant to which SJW Corp. agreed to sell all of its equity interest in TWA to GBRA for $31.0 million in cash (the “TWA Agreement”). The TWA Agreement is subject to specified closing conditions, including the completion of a financing by GBRA to fund the purchase price.
SJW Group, Inc., a Delaware corporation, was formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware (the “Reincorporation”). The Reincorporation requires the approval of the California Public Utilities Commission (“CPUC”) and Public Utilities Commission of Texas (“PUCT”) and will not become effective until after we obtain such approvals. In July and September 2015, applications were filed with the CPUC and PUCT, respectively, to seek such approvals and decisions are expected in the first quarter of 2016.
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
The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, WCMA, drought surcharges, Monterey Water Revenue Adjustment Mechanism, and other approved activities or as directed by the CPUC. The drought surcharge memorandum account tracks monies received from drought surcharges. The amount collected will offset future surcharges that would be necessary to recover lost revenue due to drought conservation efforts. The Monterey Water Revenue Adjustment Mechanism tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve will be recorded for amounts we estimate will not be collected within the 24-month period. This reserve will be based on the difference between authorized usage in the last general rate case decision and an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in SJW Corp.'s financial statements.
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

Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management's judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the years ending December 31, 2015, 2014 or 2013.
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
Factors Affecting Our Results of Operations
SJW Corp.'s financial condition and results of operations are influenced by a variety of factors including the following:

•	economic utility regulation;

•	infrastructure investment;

•	compliance with environmental, health and safety standards;

•	production expenses;

•	customer growth;

•	water usage per customer; and

•	weather conditions, seasonality and sources of water supply.
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
San Jose Water Company employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, WCMA, drought surcharges, Monterey Water Revenue Adjustment Mechanism, and other approved activities or as directed by the CPUC. Rate recovery for the balances in these memorandum accounts is generally allowed in a subsequent general rate case. San Jose Water Company also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges and pension costs for later rate recovery.
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
Infrastructure Investment
The water utility business is capital-intensive. In 2015 and 2014, Company-funded capital improvements were $96,012 and $91,846, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $141,298 in 2016 and $614,520 over the next five years for capital improvements, subject to CPUC and PUCT approval. Included in this amount is approximately $46,900 remaining to be spent on upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. SJW Corp. funds these expenditures through a variety of sources, including cash received from operations, equity issuances and borrowings. SJW Corp. relies upon a line of credit, which will expire on September 1, 2016, to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2015 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
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
Production Expenses
Water Utility Services' operations require significant production inputs which result in significant production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2015, production expenses accounted for approximately 49% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2015, 2014 and 2013, we had cash outflows of $991, $1,768 and $3,349, respectively, for acquisitions and water rights which we believe will allow us to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.

Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services' results of operations. San Jose Water Company residential usage decreased 22.6% and 14.9% from 2014 to 2015 and 2013 to 2014, respectively. San Jose Water Company business usage decreased 14.1% and 5.9% from 2014 to 2015 and 2013 to 2014, respectively. In addition, 2015 residential and business usage was 30.3% and 5.7%, respectively, lower than the amount authorized in our 2013-2015 general rate case. Residential usage in 2014 was 9.9% lower and business usage was 9.8% higher than the amount authorized in our 2013-2015 general rate case. CLWSC residential and business usage decreased 9.8% from 2014 to 2015 and increased 1% from 2013 to 2014.
Weather Conditions, Seasonality and Sources of Water Supply
Our ability to meet the existing and future water demands of our customers depends on an adequate supply of water. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats or other factors may limit the availability of ground and surface water. Also, customer usage of water is affected by weather conditions, in particular during the warmer months. Our water systems experience higher demand in the summer due to the warmer temperatures and increased usage by customers for outside irrigation of lawns and landscaping. In periods of drought, if customers are encouraged or required to conserve water due to a shortage of supply or restriction of use, revenue tends to be lower. Water use restrictions may be imposed at a regional or state level and may affect our service areas regardless of our readiness to meet unrestricted customer demands. Similarly, in unusually wet periods, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues.
In response to the ongoing drought in California, on March 17, 2015, the State Water Board adopted an expanded emergency conservation regulation that became effective on March 27, 2015. The regulation prohibits certain outdoor water uses for all Californians and also places water usage restrictions on businesses in the restaurant and hospitality sectors. On March 25, 2015, the SCVWD increased their conservation target from 20% to 30% through the end of 2015. On April 1, 2015, Governor Edmund G. Brown Jr. issued an executive order imposing restrictions to achieve a statewide 25% reduction in potable urban water usage through February 28, 2016 based on 2013 usage. On November 13, 2015, Governor Edmund G. Brown issued Executive Order B-36-15 that calls for an extension of restrictions on urban potable water usage until October 31, 2016, should drought conditions persist through January of 2016.  On February 2, 2016, the State Water Board approved a resolution to extend the existing emergency conservation regulation as directed in the November 2015 executive order.
On April 9, 2015, the CPUC issued a resolution ordering its regulated water utilities to comply with the State Water Board's emergency conservation regulation, conduct additional customer outreach and implement restrictions on outdoor water use. Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer's water usage. The drought surcharges are recorded in a regulatory liability account which has been authorized by the CPUC to track monies received from drought surcharges and will be used to reduce future customer surcharges that result from drought conservation activities. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters because of the ongoing drought.
San Jose Water Company believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD, will be sufficient to meet customer demand for 2016 after consideration of implemented water restrictions and drought conservation activities. However, additional conservation measures which may include water rationing may be necessary if the drought continues. In addition, San Jose Water Company actively works with the SCVWD to address California's long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CLWSC believes that they will be able to meet customer demand for 2016 with their water supply which consists of groundwater from wells and purchased treated and raw water from the GBRA.

Results of Operations
Among other things, water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater and lower in the winter months when cooler temperatures and increased rainfall curtail water usage and sales.
See Item 1, “Business” for a discussion of the California drought and political and regulatory activities that have occurred in response to ongoing drought conditions.

Overview
SJW Corp.'s consolidated net income for the year ended December 31, 2015 was $37,882, compared to $51,806 for the same period in 2014. This represents an decrease of $13,924 or 27%, from 2014. The decrease in net income was primarily due to the recognition in 2014 of $46,456 in true-up revenue resulting from the general rate case decision. On September 29, 2014, the CPUC approved a surcharge to true-up the difference between interim rates and authorized rates of $46,700 as well as one-time refunds of $200 that were recognized in 2014. Collection of the surcharge was authorized to occur over a three-year period which commenced on October 2, 2014. This decrease in revenue was partially offset by the recognition of $20,492 in revenue related to the WCMA. On December 3, 2015, the CPUC approved a surcharge to recover lost revenues for the period of April 1, 2014 through December 31, 2014 related to the ongoing drought and the associated calls for water use reduction from the SCVWD. The resolution authorized San Jose Water Company to recover $4,259 of lost revenues tracked through the WCMA account over a 12-month period via a surcharge of $0.08 per CCF beginning December 9, 2015. A reserve was recorded of $1,278 for the estimated amount that may not be collected within 24 months of year-end based upon guidance in ASC Topic 980 subtopic 605-25. The net amount of $2,981 has been recorded in revenue for the year ended December 31, 2015. In addition, San Jose Water Company recognized $19,854 of lost revenues accumulated in the WCMA account during the year ended December 31, 2015, less a $2,343 reserve for the estimated amount that may not be collected timely based upon the same guidance.
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2015	2014	2013
Water Utility Services	$298,094	312,649	270,664
Real Estate Services	6,988	7,019	6,205
	$305,082	319,668	276,869

The change in consolidated operating revenues was due to the following factors:

	2015 vs. 2014 Increase/(decrease)		2014 vs. 2013 Increase/(decrease)
Water Utility Services:
Consumption changes	$(36,332)	(11)%	$(17,987)	(6)%
Increase in customers	1,226	—%	1,816	—%
Rate increases	37,818	12%	20,224	7%
Balancing and memorandum accounts:
2012 general rate case true-up	(44,519)	(14)%	46,456	17%
Water Conservation Memorandum Account	20,492	6%	—	—%
All other	6,760	2%	(9,476)	(3)%
Texas general rate case refund	—	—%	952	—%
Real Estate Services	(31)	—%	814	—%
	$(14,586)	(5)%	$42,799	15%

2015 vs. 2014
The revenue decrease consists of $14,555 from Water Utility Services and $31 from Real Estate Services.
The revenue decrease for Water Utility Services is primarily the result of the recognition of $46,456 true-up revenue approved by the CPUC in September 2014 and a decrease in consumption primarily due to the record drought in California and associated conservation measures. These decreases were partially offset by an increase in rates as approved in the 2012 general rate case decision, an increase in the revenue recognized related to certain balancing and memorandum accounts, and an increase in customers. The Company also recognized lost 2014 and 2015 revenue that was being tracked in the Water Conservation Memorandum Account until the criteria of ASC Topic 980 subtopic 605-25 was met.

The revenue decrease for Real Estate Services was primarily the result of decreased rental income from our Tennessee property due to lower common area maintenance expense reimbursements.

2014 vs. 2013
The revenue increase consists of $41,985 from Water Utility Services and $814 from Real Estate Services.
The revenue increase for Water Utility Services primarily consists of the recognition of $46,456 true-up revenue approved by the CPUC in September 2014 and increases in rates as approved in the 2012 general rate case decision. These increases were partially offset by a decrease in customer consumption primarily due to the record drought in California and associated conservation and a decrease in revenue recognized related to certain balancing and memorandum accounts.

The revenue increase for Real Estate Services was primarily the result of increased rental income from our Tennessee property. The Tennessee commercial building and warehouse building had a new tenant whose lease term commenced in July 2013. A full year of lease income was recognized in 2014, compared to only six months in 2013.
Water Utility Services' Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:

Operating Revenue by Customer Group

	2015	2014	2013
Residential and business	$251,617	249,302	245,601
Industrial	1,446	1,492	1,209
Public authorities	11,764	11,766	12,104
Others	8,536	8,091	7,683
Balancing and memorandum accounts	24,731	41,998	4,067
	$298,094	312,649	270,664

Number of Customers

	2015	2014	2013
Residential and business	235,883	235,179	233,452
Industrial	76	76	77
Public authorities	1,368	1,374	1,401
Others	4,228	4,144	4,047
	241,555	240,773	238,977

Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2015	2014	2013
Water Utility Services	$218,687	221,600	218,444
Real Estate Services	4,079	4,193	4,000
All Other	2,356	997	1,018
	$225,122	226,790	223,462

The change in consolidated operating expenses was due to the following factors:

	2015 vs. 2014 Increase/(decrease)		2014 vs. 2013 Increase/(decrease)
Water production expenses:
Change in surface water supply	$(2,630)	(1)%	$4,880	2%
Change in usage and new customers	(21,468)	(9)%	(11,449)	(5)%
Purchased water and groundwater extraction charge and energy price increase	11,974	5%	8,477	4%
Total water production expenses	(12,124)	(5)%	1,908	1%
Administrative and general	6,558	3%	(3,141)	(1)%
Maintenance	482	—%	926	—%
Property taxes and other non-income taxes	581	—%	769	—%
Depreciation and amortization	2,835	1%	2,866	1%
	$(1,668)	(1)%	$3,328	1%
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
CLWSC's water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA.
The following table presents the sources of water supply for Water Utility Services:

	Source of Water Supply
	2015	2014	2013
	(million gallons) (MG)
Purchased water	21,338	18,491	27,119
Groundwater	13,005	25,052	19,300
Surface water	1,553	421	2,537
Reclaimed water	639	685	682
	36,535	44,649	49,638
Average water production expense per MG	$3,028	2,749	2,435

Water production in 2015 for Water Utility Services decreased 8,114 million gallons from 2014. Water production in 2014 decreased 4,989 million gallons from 2013. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD's fiscal year, which ends on June 30. The contract water rate for SCVWD's fiscal years 2016, 2015 and 2014 was $3.1, $2.6 and $2.4 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $2.7, $2.3 and $2.1 per million gallons for SCVWD's fiscal years 2016, 2015, and 2014, respectively.
Unaccounted-for water for 2015 and 2014 approximated 8.1% and 7.1%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of lower flows through the system as a result of conservation activities, partially offset by Water Utility Services' main replacements and lost water reduction programs.

The various components of operating expenses are discussed below.
Water production expenses
2015 vs. 2014
Water production expenses decreased $21,468 due to a decrease in customer usage and $2,630 due to an increase in the use of available surface water in 2015 compared to 2014. These decreases were offset by a $11,974 increase due to higher per unit costs paid for purchased water, groundwater extraction and energy charges. Effective July 2015, SCVWD increased the unit price of purchased water by approximately 17% and the groundwater extraction charge by approximately 20%.
2014 vs. 2013
Water production expenses increased $8,477 due to higher per unit costs paid for purchased water, groundwater extraction and energy charges and $4,880 due to a decrease in the use of available surface water in 2014 compared to 2013. The decrease in the use of available surface water was due to the record drought in California. Effective July 2014, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%. The increases were offset by a $11,449 decrease in customer usage.
Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions' expenses, expenses associated with being a public company, and general corporate expenses.
2015 vs. 2014
Administrative and general expense increased $6,558 in 2015, or 16%, in comparison to 2014. The increase consisted primarily of: (1) $3,368 due to a increase in pension expense as a result of a decreasing discount rate and updated mortality data to reflect increasing life expectancies in the United States, (2) $1,219 increase in legal fees primarily relating to lease amendments for our Texas water supply project, (3) $1,158 increase in salaries, (4) $419 increases in regulatory surcharges due to higher rates, and (5) $394 increase in miscellaneous expenses.
2014 vs. 2013
Administrative and general expense decreased $3,141 in 2014, or 7%, in comparison to 2013. The decrease consisted primarily of: (1) $3,614 due to a decrease in pension expense as a result of an increasing discount rate coupled with an increase in return on pension plan assets, and (2) $1,088 decrease due to nonrecurring settlement payments and bonus payments incurred in 2013 in connection with securing permits for our Texas water supply project recorded in prior year, offset by (3) a $1,098 increase in salaries and (4) $463 increase in miscellaneous expenses.
Maintenance Expense
Maintenance expense increased $482 in 2015, or 3%, in comparison to 2014, and increased $926 in 2014, or 7%, in comparison to 2013. The increase in 2015 consisted primarily of a $298 increase in paving expense due to a change in paving specifications required by City of San Jose. The increase in 2014 consisted primarily of: (1) $421 increase in transportation and fuel expense, and (2) $305 increase in contracted work, paving, and materials and supplies as a result of an increase in main and service leaks.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2015 and 2014 increased $581 and $769 from prior years, respectively. The increases were primarily a result of increased utility plant. SJW Corp. anticipates increases in 2016 for property taxes and other non-income taxes due to increases in utility plant.
Depreciation and Amortization
Depreciation and amortization expense increased $2,835 in 2015, or 7%, in comparison to 2014, and increased $2,866 in 2014, or 8%, in comparison to 2013. The increase in both years was due to increases in utility plant. SJW Corp. anticipates increases in 2016 for depreciation expense due to increases in utility plant.
Other Income and Expense
The change in other (expense) income in 2015 compared to 2014 was primarily due to a $2,017 gain from the sale of 125,969 shares of California Water Service Group stock in 2014 and an increase in interest on long-term debt due to the issuance of Series L senior note in 2014. This decrease was partially offset by an increase in the gain from the sale of a portfolio of San Jose Water Company non-utility properties in 2015 compared to the sale of our SJW Land Company Texas property and a California non-utility property recorded in prior year.
The change in other (expense) income in 2014 compared to 2013 was primarily due to a $2,017 pre-tax gain from the sale of 125,969 shares of California Water Service Group stock. No similar sale occurred in 2013. This increase was partially offset by a decrease in the pre-tax gain from the sale of our Texas property and California nonutility property compared to the pre-tax gain recorded in prior year on the sale of our SJW Land Company Connecticut property.
SJW Corp.'s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 6.2% for the years ended December 31, 2015 and 2014, and 6.3% for the year ended December 31, 2013.
Provision for Income Taxes
Income tax expense for 2015 was $23,272, compared to $24,971 in 2014. The effective consolidated income tax rate was 38% for 2015, 33% for 2014 and 39% for 2013. The change in the effective consolidated income tax rate between 2014 and 2015 was primarily due to a state income tax benefit of $4,482 recognized in 2014 related to the adoption of new Department of Treasury and Internal Revenue Service Tangible Property Regulations for 2013 and prior years. SJW Corp. is currently undergoing an income tax examination by The California Franchise Tax Board for refund claims for fiscal years 2008 through 2012. Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of actual to expected income tax expense.
Other Comprehensive (Loss) Income
Other comprehensive loss in 2015 was $206, net of tax, due to a change in the market value of our investment in California Water Service Group stock. Other comprehensive loss in 2014 was $870, net of tax, due to a change in the market value of the investment in California Water Service Group stock of $301 and the recognition of unrealized holding gains of $1,171 that was reclassified out of accumulated other comprehensive income due to the sale of California Water Service Group stock during the year.

Liquidity and Capital Resources
Water Utility Services' business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers' on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Corp. operates. Payment delinquencies are mitigated by service interruptions due to non-payment. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost-of-living. As of December 31, 2015, the change in the number of customers has been minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Funds collected from Water Utility Services' customers are used to pay for water production expenses, in addition to all costs associated with general operations. Funds were also generated from borrowings on the line of credit and sale of non-utility properties owned by San Jose Water Company. From these amounts, SJW Corp. paid cash dividends of approximately $15,885 and funded its 2015 working capital and capital expenditure program.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Corp.'s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Corp.'s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2015 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
In 2015, the common dividends declared and paid on SJW Corp.'s common stock represented 42% of net income for 2015. Dividends have been paid on SJW Corp.'s and its predecessor's common stock for 289 consecutive quarters and the annual dividend amount has increased in each of the last 48 years. While historically SJW Corp. has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Corp. cannot guarantee that this trend will continue in the future.
On February 22, 2016, SJW Corp. entered into a Purchase and Sale Agreement with the GBRA pursuant to which SJW Corp. agreed to sell all of its equity interest in TWA to GBRA for $31,000 in cash (the “TWA Agreement”). Pursuant to the TWA Agreement, (i) upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Corp. four years following the closing. The TWA Agreement is subject to specified closing conditions, including without limitation, the completion of a financing by GBRA to fund the purchase price. There is no guarantee that all of the closing conditions will be satisfied, and the failure to complete the sale of TWA may adversely affect the financial conditions and results of operations of SJW Corp.
Cash Flow from Operations
In 2015, SJW Corp. generated cash flow from operations of approximately $97,200 compared to $65,900 in 2014 and $63,400 in 2013. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased in 2015 by approximately $31,300. This increase was caused primarily by a combination of the following factors: (1) recognition in the prior year of true-up revenue resulting from the general rate case decision added $41,200 in the balancing and memorandum accounts, (2) net income adjusted for non-cash items and gains from asset activity decreased $19,400, and (3) all other items caused a $9,500 increase. The increase in 2014 by approximately $2,500 was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains from asset activity increased $43,700, (2) general working capital and postretirement changes caused a $2,400 increase, (3) collections of previously billed and accrued receivables increased by $1,800, (4) recognition and collection of the balancing and memorandum accounts drove a decrease of $36,500, (5) payments of amounts previously invoiced and accruals related to groundwater extraction charges and purchased water decreased by $4,500, and (6) net collection of taxes receivable was $4,400 less than the prior year.
Cash Flow from Investing Activities
In 2015, SJW Corp. used approximately $96,000 of cash for Company funded capital expenditures, $10,800 for developer funded capital expenditures, $3,700 in utility plant retirement costs, $1,100 for real estate investments related to the leasehold improvement additions for the properties located in Knoxville, Tennessee, and $1,000 for acquisitions and rights to provide water service. These uses were offset by cash proceeds of $2,000 from the sale of non-utility properties owned by San Jose Water Company. In 2014, SJW Corp. used approximately $91,800 of cash for Company funded capital expenditures, $10,100 for developer funded capital expenditures, $1,800 for acquisitions and rights to provide water service, and $1,600 in utility plant retirement costs. These uses were offset by cash proceeds of $4,600 from the sales of SJW Land Company's real estate investment in Texas and a non-utility property owned by San Jose Water Company, and $3,100 from the sale of California Water Service Group stock.
Water Utility Services budgeted capital expenditures for 2016, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2016
Water treatment	$1,784	1%
Source of supply	10,443	7%
Reservoirs and tanks	10,842	8%
Pump stations and equipment	8,978	6%
Equipment and other	13,890	10%
Montevina Water Treatment Plant	24,500	18%
Recycled water, green and alternative energy projects	5,505	4%
Distribution system	65,356	46%
	$141,298	100%

The 2016 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $65,356 is approximately $43,000 that is planned to be spent to replace Water Utility Services' pipes and mains.
Water Utility Services' capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $614,520 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and PUCT approval. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2015 decreased by approximately $15,600 from the same period in the prior year, primarily as a result of a decrease in the amount of new long-term borrowing, partially offset by an increase in net borrowings on the line of credit and receipts of advances and contributions in aid of construction. SJW Corp.'s cash management policy includes the issuance of long-term debt to pay down borrowings on the lines of credit. As such, when long-term borrowings are high, borrowings on the line of credit tend to be low and when long-term borrowings are low, borrowings on the line of credit tend to be high.
SJW Corp., SJW Land Company and San Jose Water Company have unsecured bank lines of credit totaling $100,000, of which $3,000 under the San Jose Water Company line of credit has been set aside in the form of letters of credit for its California Department of Water Resources' Safe Drinking Water State Revolving Fund (“SDWSRF”) loans as of December 31, 2015. Our drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Corp. expects to periodically draw down on the lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital—Water Utility Services” below.
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
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of December 31, 2015, San Jose Water Company's funded debt and equity were approximately 45% and 55%, respectively. The average borrowing rate of San Jose Water Company's long-term debt was 6.5% as of December 31, 2015.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt and the issuance of equity, all of which will be consistent with the regulator's guidelines.
SJW Corp. has outstanding a $50,000 unsecured senior note as of December 31, 2015. The senior note has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2015, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $250,000 of unsecured senior notes as of December 31, 2015. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2015, San Jose Water Company's funded debt was 45% of total capitalization and the net income available for interest charges was 439% of interest charges. As of December 31, 2015, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2015. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2015, San Jose Water Company was in compliance with all such covenants.

San Jose Water Company has received two loans in the aggregate principal amount of $3,076 from the California Department of Water Resources' SDWSRF for the retrofit of San Jose Water Company's water treatment plants. Terms of these loans require semi-annual payments over 20 years of principal and interest at an annual rate of 2.39% and 2.60%. The outstanding balance as of December 31, 2015 is $1,849.
SJWTX, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000 of senior notes as of December 31, 2015. The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2015, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
Real Estate Services
As of December 31, 2015, SJW Land Company's outstanding balance of mortgages related to acquiring properties in various states totaled $14,631. The mortgages have various payments, interest and amortization terms and all are secured by the respective properties.
As of December 31, 2015, SJW Land Company also had an outstanding mortgage loan in the amount of $2,836 borrowed by its variable interest entity, 444 West Santa Clara Street, L.P. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company.
The average borrowing rate of SJW Land Company mortgages is 5.71%.
SJW Corp. and its Subsidiaries
SJW Corp. and its subsidiaries consolidated long-term debt was 50% of total capitalization as of December 31, 2015. Management believes that SJW Corp. is capable of obtaining future long-term capital to fund regulated and non-tariffed growth opportunities and capital expenditure requirements.
As of December 31, 2015, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $85,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its SDWSRF loans. At December 31, 2015, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $62,400. These lines of credit bear interest at variable rates. They will expire on September 1, 2016. The cost of borrowing on SJW Corp.'s short-term credit facilities averaged 1.31% for 2015. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2015, SJW Corp.'s funded debt was 50% of total capitalization and the net income available for interest charges was 376% of interest charges. As of December 31, 2015, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2015, San Jose Water Company was in compliance with all covenants.

Off-Balance Sheet Arrangement/Contractual Obligations
SJW Corp. has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.
SJW Corp.'s contractual obligations and commitments as of December 31, 2015 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$265,000	—	—	—	265,000
SJW Land Company mortgages	14,631	3,272	11,359	—	—
Advances for construction, San Jose Water Company*	63,159	2,549	5,098	5,098	50,414
SDWSRF loans, San Jose Water Company	1,849	101	312	328	1,108
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	2,836	119	259	290	2,168
California Pollution Control Financing Authority Revenue Bonds, San Jose Water Company	50,000	—	—	—	50,000
Senior note, SJW Corp.	50,000	—	—	—	50,000
Total contractual cash obligation	$447,475	6,041	17,028	5,716	418,690
Total interest on contractual obligations	$358,386	23,123	44,803	44,489	245,971

* As of December 31, 2015, advances for construction was $76,572 of which $13,413 was related to non-refundable advances for construction.

In addition to the obligations listed above, San Jose Water Company issued two standby letters of credit with a commercial bank in the amounts of $2,000 and $1,000 in support of its $1,122 and $727 SDWSRF loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December and the amount of coverage can be reduced as the loan principal balance decreases.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2015, 2014 and 2013, San Jose Water Company purchased from SCVWD 18,482 million gallons ($52,553), 17,782 million gallons ($44,444) and 22,700 million gallons ($52,500), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on November 25, 2015, the delivery schedule was reduced by 20% through June 30, 2016. Based on current prices and estimated deliveries, San Jose Water Company committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 19,360 million gallons ($59,060) of water at the current contract water rate of $3.1 per million gallons in the year ending December 31, 2016. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available. The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD's fiscal year, which ends on June 30. The contract water rate for SCVWD's fiscal years 2016, 2015 and 2014 was $3.1, $2.6 and $2.4 per million gallons, respectively.
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
San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2015, San Jose Water Company contributed $9,374 and $468 to the pension plan and other postretirement benefit plan, respectively. In 2016, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,200 to the pension plan and other postretirement benefit plan. The amount of required contributions for years thereafter is not actuarially determinable.

San Jose Water Company's other benefit obligations include employees' and directors' postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, San Jose Water Company is committed to pay approximately $793 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
San Jose Water Company has remaining commitments of $46,900 with one vendor related to Phase 2 upgrades to the Montevina Water Treatment Plant. This amount is expected to be spent during 2016 and 2017.
CLWSC purchases water from GBRA under terms of agreements expiring in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment.
TWA has entered into approximately 180 water leases with property owners for certain real property rights for the development, production, transportation and use of groundwater in and under their property. In accordance with the water leases, TWA is committed to pay between $1,000 and $1,300 per year from 2016 to 2020. TWA may terminate the water leases at any time during the pre-production phase, upon two years prior written notice.
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
Impact of Recent Accounting Pronouncements
In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-05 - “Service Concession Arrangements” which became effective for SJW Corp. during the first quarter of 2015. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement as a lease in accordance with FASB ASC Topic 840 - “Leases.” An operating entity should refer to other accounting guidance topics as applicable to account for various aspects of a service concession arrangement. ASU 2014-05 also specifies that infrastructure constructed by an operator in a service concession arrangement should not be recognized as property, plant, and equipment of the operator. ASU 2014-05 required application on a modified retrospective basis to service concession arrangements that existed at January 1, 2015. San Jose Water Company operates the City of Cupertino's municipal water system under a service concession arrangement. Upon adoption of this standard, SJW Corp. reclassified $1,859 of Depreciable Plant and Equipment for infrastructure related to the Cupertino service concession arrangement to intangible assets and the related accumulated depreciation of $377 to accumulated amortization. In addition, SJW Corp. recognized a cumulative effect adjustment of $436, net of tax, to the opening balance of retained earnings.
In May 2014, the FASB issued ASU 2014-09 which supersedes most of the current revenue recognition requirements, including most industry-specific guidance. On July 9, 2015, the FASB agreed to defer by one year the mandatory effective date but will also provide entities the option to adopt it as of the original effective date. The updated standard will become mandatory for SJW Corp. in the first quarter of 2018 and permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU 2015-02 which modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that operate as registered money market funds. ASU 2015-02 is effective for us in the first quarter of 2016, and adoption does not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 regarding simplification of the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for SJW Corp. beginning in the first quarter of the fiscal year ending December 31, 2016. Earlier adoption is permitted for financial statements that have not been previously issued. SJW Corp. is required to apply the guidance on a retrospective basis with additional disclosure requirements upon transition. The adoption of the ASU does not have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17 which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods beginning after December 31, 2016. Early adoption is permitted. The Company early adopted this ASU during the quarter ended December 31, 2015. The adoption of the ASU did not have an impact on prior periods.
In January 2016, the FASB issued ASU 2016-01 which will significantly change the recognition of changes in fair value of financial liabilities when the fair value option is elected and require equity investments to be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive income. The update is effective for SJW Corp. beginning in the first quarter of the fiscal year ending December 31, 2018. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company's variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 259,151 shares of common stock of California Water Service Group as of December 31, 2015, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
SJW Corp. has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SJW Corp.:
We have audited the accompanying consolidated balance sheets of SJW Corp. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. We also have audited SJW Corp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SJW Corp’s management is responsible for these consolidated financial statements, for the financial statement schedule and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SJW Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Santa Clara, CA
February 25, 2016

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Utility plant:
Land	$17,853	16,838
Depreciable plant and equipment	1,438,321	1,353,772
Construction in progress	45,573	23,208
Intangible assets	22,675	19,333
	1,524,422	1,413,151
Less accumulated depreciation and amortization	487,659	450,137
	1,036,763	963,014
Real estate investments	74,641	73,794
Less accumulated depreciation and amortization	13,157	11,593
	61,484	62,201
Current assets:
Cash and cash equivalents	5,239	2,399
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $200 and $150 in 2015 and 2014, respectively	16,390	14,997
Income tax	10,852	8,871
Other	2,192	3,385
Accrued unbilled utility revenue	17,417	18,074
Current regulatory assets, net	16,542	16,853
Other current assets	4,744	3,514
	73,376	68,093
Other assets:
Investment in California Water Service Group	6,030	6,378
Unamortized debt issuance, broker and reacquisition costs	4,721	5,218
Net regulatory assets, less current portion	152,021	158,010
Other	6,568	6,390
	169,340	175,996
	$1,340,963	1,269,304

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2015	2014
Capitalization and Liabilities
Capitalization:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,381,949 shares in 2015 and 20,286,840 shares in 2014	$10,616	10,567
Additional paid-in capital	68,636	66,298
Retained earnings	302,220	280,773
Accumulated other comprehensive income	2,311	2,517
Total shareholders' equity	383,783	360,155
Long-term debt, less current portion	380,825	384,365
	764,608	744,520
Current liabilities:
Line of credit	34,600	13,200
Current portion of long-term debt	3,491	584
Accrued groundwater extraction charges, purchased water and power	7,163	6,030
Accounts payable	16,196	7,001
Accrued interest	6,193	6,361
Accrued property taxes and other non-income taxes	1,622	1,607
Accrued payroll	4,203	3,755
Other current liabilities	6,155	6,156
	79,623	44,694
Deferred income taxes	198,775	185,506
Advances for construction	76,572	73,303
Contributions in aid of construction	141,194	138,502
Postretirement benefit plans	70,230	74,187
Other noncurrent liabilities	9,961	8,592
Commitments and contingencies	—	—
	$1,340,963	1,269,304

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2015	2014	2013
Operating revenue	$305,082	319,668	276,869
Operating expense:
Production Expenses:
Purchased water	61,089	47,280	63,225
Power	6,121	9,865	7,619
Groundwater extraction charges	31,240	53,678	37,927
Other production expenses	12,178	11,929	12,073
Total production expenses	110,628	122,752	120,844
Administrative and general	47,131	40,573	43,714
Maintenance	14,956	14,474	13,548
Property taxes and other non-income taxes	11,667	11,086	10,317
Depreciation and amortization	40,740	37,905	35,039
Total operating expense	225,122	226,790	223,462
Operating income	79,960	92,878	53,407
Other (expense) income:
Interest on long-term debt	(20,925)	(19,423)	(18,667)
Mortgage and other interest expense	(1,261)	(1,365)	(1,255)
Gain on sale of California Water Service Group stock	—	2,017	—
Gain on sale of real estate investment	1,886	554	1,063
Dividend income	174	189	246
Other, net	1,320	1,927	1,725
Income before income taxes	61,154	76,777	36,519
Provision for income taxes	23,272	24,971	14,135
Net income	$37,882	51,806	22,384
Other comprehensive (loss) income:
Unrealized (loss) income on investment, net of taxes of ($141) in 2015, $208 in 2014 and $741 in 2013	(206)	301	1,077
Reclassification adjustment for gain realized on investment, net of taxes of $805 in 2014	—	(1,171)	—
Comprehensive income	$37,676	50,936	23,461
Earnings per share
—Basic	$1.86	2.56	1.13
—Diluted	$1.85	2.54	1.12
Weighted average shares outstanding
—Basic	20,360,663	20,227,297	19,774,589
—Diluted	20,515,643	20,416,734	19,971,236

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Number of Shares	Amount
Balances, December 31, 2012	18,670,566	9,724	26,117	236,453	2,310	274,604
Net income	—	—	—	22,384	—	22,384
Unrealized income (loss) on investment, net of tax effect of $741	—	—	—	—	1,077	1,077
Share-based compensation	—	—	912	(128)	—	784
Exercise of stock options and similar instruments	43,665	23	46	—	—	69
Employee stock purchase plan	30,869	16	706	—	—	722
Dividend reinvestment and stock purchase plan	3,111	2	82	—	—	84
Common stock issued	1,421,000	740	35,154	—	—	35,894
Dividends paid ($0.73 per share)	—	—	—	(14,443)	—	(14,443)
Balances, December 31, 2013	20,169,211	10,505	63,017	244,266	3,387	321,175
Net income	—	—	—	51,806	—	51,806
Unrealized income (loss) on investment, net of tax effect of $208	—	—	—	—	301	301
Reclassification adjustment for gain realized on investment, net of tax effect of $805	—	—	—	—	(1,171)	(1,171)
Share-based compensation	—	—	1,031	(122)	—	909
Exercise of stock options and similar instruments	80,796	42	1,397	—	—	1,439
Employee stock purchase plan	35,682	19	820	—	—	839
Dividend reinvestment and stock purchase plan	1,151	1	33	—	—	34
Dividends paid ($0.75 per share)	—	—	—	(15,177)	—	(15,177)
Balances, December 31, 2014	20,286,840	10,567	66,298	280,773	2,517	360,155
Net income	—	—	—	37,882	—	37,882
Cumulative effect of change in accounting principle, net of tax effect of $300	—	—	—	(436)	—	(436)
Unrealized income (loss) on investment, net of tax effect of $141	—	—	—	—	(206)	(206)
Share-based compensation	—	—	1,603	(114)	—	1,489
Exercise of stock options and similar instruments	61,791	32	(143)	—	—	(111)
Employee stock purchase plan	33,318	17	878	—	—	895
Dividends paid ($0.78 per share)	—	—	—	(15,885)	—	(15,885)
Balances, December 31, 2015	20,381,949	10,616	68,636	302,220	2,311	383,783

See Accompanying Notes to Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2015	2014	2013
Operating activities:
Net income	$37,882	51,806	22,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,330	39,491	36,595
Deferred income taxes	15,925	26,067	11,567
Share-based compensation	1,603	1,031	912
Gain on sale of real estate investment	(1,886)	(554)	(1,063)
Gain on sale of California Water Service Group stock	—	(2,017)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	735	(1,276)	(3,073)
Accounts payable and other current liabilities	1,550	(403)	(369)
Accrued groundwater extraction charges, purchased water and power	1,133	(1,751)	2,709
Tax receivable and accrued taxes	(3,297)	(5,546)	(1,112)
Postretirement benefits	(117)	(325)	127
Regulatory asset related to balancing and memorandum accounts	1,429	(39,727)	(3,257)
Other noncurrent assets and noncurrent liabilities	1,950	(2,001)	(884)
Other changes, net	(1,980)	1,116	(1,111)
Net cash provided by operating activities	97,257	65,911	63,425
Investing activities:
Additions to utility plant:
Company-funded	(96,012)	(91,846)	(82,720)
Contributions in aid of construction	(10,762)	(10,090)	(11,605)
Additions to real estate investment	(1,097)	(13)	(4,232)
Payments for business/asset acquisition and water rights	(991)	(1,768)	(3,349)
Cost to retire utility plant, net of salvage	(3,673)	(1,551)	(2,695)
Proceeds from sale of real estate investment	1,925	4,572	8,831
Proceeds from sale of California Water Service Group stock	—	3,056	—
Net cash used in investing activities	(110,610)	(97,640)	(95,770)
Financing activities:
Borrowings from line of credit	97,000	57,200	48,600
Repayments of line of credit	(75,600)	(66,400)	(41,500)
Long-term borrowings	—	50,000	—
Repayments of long-term borrowings	(633)	(602)	(5,439)
Debt issuance costs	—	(528)	(19)
Dividends paid	(15,885)	(15,177)	(14,443)
Issuance of common stock, net of issuance costs	—	—	35,894
Exercise of stock options and similar instruments	895	1,917	1,004
Tax benefits realized from share options exercised	634	462	28
Receipts of advances and contributions in aid of construction	12,266	7,569	10,293
Refunds of advances for construction	(2,484)	(2,612)	(2,296)
Net cash provided by financing activities	16,193	31,829	32,122
Net change in cash and cash equivalents	2,840	100	(223)
Cash and cash equivalents, beginning of year	2,399	2,299	2,522
Cash and cash equivalents, end of year	$5,239	2,399	2,299
Cash paid during the year for:
Interest	$23,634	21,046	20,886
Income taxes	$9,723	6,324	4,186
Supplemental disclosure of non-cash activities:
Increase (Decrease) in accrued payables for construction costs capitalized	$7,540	(4,981)	4,588
Utility property installed by developers	$1,011	6,549	2,162

See Accompanying Notes to Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2015, 2014 and 2013
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., is incorporated in the State of Texas and is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 37,000 people. CLWSC's service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
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
SJW Group, Inc., a Delaware corporation, was formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware (the “Reincorporation”). The Reincorporation requires the approval of the California Public Utilities Commission (“CPUC”) and Public Utilities Commission of Texas (“PUCT”) and will not become effective until after we obtain such approvals. In July and September 2015, applications were filed with the CPUC and PUCT, respectively, to seek such approvals and decisions are expected in the first quarter of 2016.
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
Utility Plant
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2015, 2014 and 2013 was $1,188, $1,112 and $905, respectively. Construction in progress was $45,573 and $23,208 at December 31, 2015 and 2014, respectively.

The major components of depreciable plant and equipment as of December 31, 2015 and 2014 are as follows:

	2015	2014
Equipment	$254,940	242,383
Transmission and distribution	1,108,659	1,042,794
Office buildings and other structures	74,722	68,595
Total depreciable plant and equipment	$1,438,321	1,353,772

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2015, 2014 and 2013, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.4%, 3.4% and 3.4%, respectively. A portion of depreciation expense is allocated to administrative and general expense. For the years 2015, 2014 and 2013, the amounts allocated to administrative and general expense were $1,590, $1,586 and $1,556, respectively. Depreciation expense for utility plant for the years ended December 31, 2015, 2014 and 2013 was $38,233, $35,424 and $32,616, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Utility Plant Intangible Assets
All intangible assets are recorded at cost and are amortized using the straight-line method over the legal or estimated economic life of the asset, ranging from 5 to 70 years (see Note 6).
In January 2014, the FASB issued ASU 2014-05 - “Service Concession Arrangements” which became effective for the Company during the first quarter of 2015. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement as a lease in accordance with FASB ASC Topic 840 - “Leases.” An operating entity should refer to other accounting guidance topics as applicable to account for various aspects of a service concession arrangement. ASU 2014-05 also specifies that infrastructure constructed by an operator in a service concession arrangement should not be recognized as property, plant, and equipment of the operator. ASU 2014-05 required application on a modified retrospective basis to service concession arrangements that existed at January 1, 2015. San Jose Water Company operates the City of Cupertino's municipal water system under a service concession arrangement. Upon adoption of this standard, SJW Corp. reclassified $1,859 of Depreciable Plant and Equipment for infrastructure related to the Cupertino service concession arrangement to intangible assets and the related accumulated depreciation of $377 to accumulated amortization. In addition, the Company recognized a cumulative effect adjustment of $436, net of tax, to the opening balance of retained earnings.
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. There is no depreciation associated with nonutility property as it is all land. The major components of real estate investments as of December 31, 2015 and 2014 are as follows:

	2015	2014
Land	$17,297	17,297
Buildings and improvements	57,015	56,168
Intangibles	329	329
Total real estate investment	$74,641	73,794

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
Real estate investments include $73,658 and $72,402 as of December 31, 2015 and 2014, respectively, of assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2015:

Year ending December 31:	Rental Revenue
2016	$5,514
2017	5,612
2018	4,789
2019	3,753
2020	3,302
Thereafter	10,389

Impairment of Long-Lived Assets
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Corp. are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. In addition, the Company tests unamortized intangible assets, which primarily relate to water rights, at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, the Company considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If the Company determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. No impairments occurred during 2015 or 2014.
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

Regulatory Rate Filings
On September 15, 2014, San Jose Water Company filed an application for rehearing of 2012 General Rate Case Decision No. 14-08-006 to address a limited set of issues from San Jose Water Company's General Rate Case Decision No. 14-08-006. Specifically, San Jose Water Company sought rehearing on the duration of the interim rate period used to determine the General Rate Case true-up recovery and rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On March 27, 2015, the CPUC issued Decision No. 15-03-048 granting a limited rehearing and modifying Decision No. 14-08-006 to recover lost revenue in the amount of $1,937 related to the extension of interim rates from the date of the 2012 General Rate Case Decision (August 14, 2014) to the date 2014 rates became effective (September 29, 2014). Decision No. 15-03-048 also provided for a limited rehearing on the treatment of excess capacity labor in the provision of non-tariffed products and services. On August 13, 2015, San Jose Water Company and the CPUC's Office of Ratepayer Advocates (“ORA”) submitted a settlement that resolved all outstanding issues related to the rehearing. On October 1, 2015, the CPUC issued Decision No. 15-10-005 adopting the submitted settlement and closed the proceeding. The settlement agreement did not affect authorized revenues or rates.
On January 5, 2015, San Jose Water Company filed General Rate Case Application No. 15-01-002 requesting authority for an increase of revenue of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017 and $17,567, or 5.36%, in 2018. This General Rate Case filing also includes several requests, including but not limited to: (1) recovery of the under-collected balance of $4,752 in balancing accounts, (2) disbursement of the over-collected balance of $976 accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. The ORA submitted testimony on April 23 2015, recommending increases of $23,468, or 8.54%, in 2016, $13,803, or 4.42%, in 2017 and $16,261, or 4.95% in 2018. San Jose Water Company and the CPUC's ORA reached a settlement agreement on a range of issues, including full settlement on all contested utility plant in-service items. Evidentiary hearings to address all remaining unsettled items took place in June 2015 and briefs were submitted in July 2015. Since a decision was not reached by the end of 2015, the CPUC has authorized San Jose Water Company to implement interim rates, effective January 1, 2016, until such time as decision is adopted. Interim rates have been set equal to calendar year-end 2015 rates and will remain in effect until a decision is adopted. Any difference between interim rates and the rates ultimately approved will be tracked in a memorandum account and will be submitted for recovery or refund. A final General Rate Case is expected in the first half of 2016.
On March 26, 2015, San Jose Water Company filed Advice Letter No. 468 with the CPUC. With this advice letter San Jose Water Company requested authorization to recover an under-collection balance of $9,567 in the Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”), using a Water Revenue Adjustment Mechanism (“WRAM”) methodology, that accumulated during the period April 1, 2014 through December 31, 2014. On December 3, 2015, the CPUC adopted Resolution W-5071. The resolution authorized recovery of $4,259 in lost revenues based on the use of a Water Conservation Memorandum Account (“WCMA”) calculation methodology. The WCMA calculation methodology allows San Jose Water Company to track lost revenue associated with reduced sales due to the ongoing drought and the associated calls for water use reduction from the SCVWD. Lost revenues authorized for collection are to be recovered over a 12-month period via a surcharge of $0.08 per CCF beginning December 9, 2015. The MCRAMA was subsequently renamed the WCMA in Advice Letter No. 479. See “Balancing and Memorandum Accounts” under Note 1 of Notes to Consolidated Financial Statements for further discussion on recognition of the approved recovery amount.
On May 1, 2015, San Jose Water Company filed Advice Letter No. 471 with the CPUC requesting to recover the cumulative balance of $1,937 in the 2013 General Rate Case Interim Rates Memorandum Account for the period of August 15, 2014 through September 28, 2014. Recovery of the balance for this 45-day period was authorized in the GRC rehearing Decision No. 15-03-048. San Jose Water Company's request was authorized effective May 6, 2015.
On May 11, 2015, San Jose Water Company filed Advice Letters No. 472 and No. 473 with the CPUC. With Advice Letter No. 472, San Jose Water Company sought to modify the existing Water Shortage Contingency Plan in Tariff Rule 14.1, so that the plan reflects examples put forward by the CPUC and so that the restrictions provided within the plan more closely matched the restrictions adopted by local government agencies. Advice Letter No. 473 was filed pursuant to Executive Order B-29-15 by the Governor of the State of California, and by orders of the State Water Board and the CPUC.  With Advice Letter No. 473, San Jose Water Company requested authority from the CPUC to activate Stage 3 of Tariff Rule 14.1 and activate the Water Shortage Contingency Plan in Schedule No. 14.1 with staged mandatory reductions in water usage and drought surcharges. Both Advice Letters No. 472 and No. 473 became effective on June 15, 2015. The drought surcharges will be recorded in a drought account authorized by the CPUC to track lost revenues from conservation. The amount collected will offset future rate increases that would be necessary to recover lost revenue due to drought conservation efforts, such as the WCMA.
On May 29, 2015, San Jose Water Company filed Advice Letter No. 474 with the CPUC requesting authorization to increase revenues by $18,357, or approximately 6.44%.  This filing covered increased costs that went into effect on July 1,

2015 for purchased water and groundwater production charged to San Jose Water Company by the SCVWD.  As directed by the CPUC's Water Division, the revenue increase is recovered via surcharges on the existing quantity rate. San Jose Water Company's request was authorized and became effective July 1, 2015.
On July 30, 2015, San Jose Water Company filed Application No. 15-07-027 with the CPUC seeking the authorization to change the state of incorporation of SJW Corp., the parent holding company of San Jose Water Company, from California to Delaware. A decision in this matter is anticipated in the first quarter of 2016.
On August 21, 2015, San Jose Water Company filed Application No. 15-08-016 with the CPUC seeking authority to issue additional debt and equity securities of up to $150,000 in aggregate for general purposes including property acquisition, construction, completion, extension or improvement of facilities. On December 18, 2015, the CPUC adopted Decision No. 15-12-018 authorizing San Jose Water Company to issue the requested debt and equity securities.
On August 21, 2015, San Jose Water Company filed Advice Letter 476 with the CPUC. San Jose Water Company requested authorization for a rate base offset for improvements to the Montevina Water Treatment Plant. In Decision No. 13-07-028 the CPUC authorized San Jose Water Company to file annual advice letters to include in rate base costs of the Montevina Water Treatment Plant upgrade project. The advice letter filing requested authorization for a revenue increase of approximately $275 or about 0.09%. The advice letter was approved and the increase in rates became effective September 20, 2015. Revenue will be recorded through rates on a prospective basis. This filing was the second such advice letter related to the Montevina Water Treatment Plant. San Jose Water Company will continue to file similar annual advice letters until the project has been completed.
On December 11, 2015, San Jose Water Company along with three other California water utilities (the “Joint Parties”), filed a request for a one year postponement of their 2016 Cost of Capital (“COC”) filings scheduled for March 31, 2016. Pursuant to the CPUC's rate case plan, the Joint Parties are required to file their COC applications on a triennial basis with the next scheduled filing due on March 31, 2016. Postponing the filing for one year would alleviate administrative processing costs on the Joint Parties as well as the CPUC staff. On February 1, 2016, the CPUC's executive director approved the Joint Parties request for a one year postponement. Joint Parties are now required to file their next COC applications on March 31, 2017.
On December 15, 2015, San Jose Water Company filed Advice Letter No. 481 with the CPUC requesting authorization to re-implement a previously existing surcharge of $0.0492 per CCF to amortize the remaining uncollected balancing account recovery authorized in General Rate Case Decision 14-08-006. In Decision No. 14-08-006 the CPUC authorized San Jose Water Company to recover the $2,599 under-collection in various balancing accounts over a 12-month period beginning in August of 2014. However, at the end of the 12-month period $590 of the originally authorized $2,599 remained uncollected. This under-collection is due primarily to actual sales being substantially lower than the commission authorized sales estimate which was used to calculate the surcharge level. The advice letter was approved and effective on January 15, 2016.
On February 5, 2016, San Jose Water Company filed Advice Letter No. 482 with the CPUC. With this advice letter San Jose Water Company requested authorization to recover the $7,668 balance accumulated in the WCMA during the period January 1, 2015 through December 31, 2015.  The WCMA is used to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the State of California and the SCVWD.  The requested $7,668 recovery is the net amount of the total drought related revenue reduction calculated in the WCMA offset by the drought surcharges collected during 2015.  If approved, the under-collection will be recovered via a surcharge of $0.1441 per CCF on the existing quantity rate for a period of 12 months from the date of CPUC approval. San Jose Water Company has requested the recovery begin on or about April 7, 2016.
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
Balancing and Memorandum Accounts
For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. The Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, WCMA, drought surcharges, Monterey Water Revenue Adjustment Mechanism, and other approved activities or as directed by the CPUC.
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve will be recorded for amounts we estimate will not be collected within the 24-month period. This reserve will be based on the difference between authorized usage in the last general rate case decision and an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in SJW Corp.'s financial statements.
On December 3, 2015, the CPUC approved a surcharge to recover lost revenues for the period of April 1, 2014 through December 31, 2014 related to the ongoing drought and the associated calls for water use reduction from the SCVWD. The resolution authorized San Jose Water Company to recover $4,259 of lost revenues tracked through the WCMA account over a twelve month period via a surcharge of $0.08 per CCF beginning December 9, 2015. A reserve was recorded of $1,278 for the estimated amount that may not be collected within 24 months of December 31, 2015, the year-end of the period in which the revenue is being recorded, in accordance with FASB ASC Topic 980-605-25—“Alternative Revenue Programs”. The reserve was determined based on the difference between authorized usage in the last general rate case decision and an estimate of actual usage over the recovery period, offset by applicable drought surcharges. The net amount of $2,981 has been recorded into the 2014 WCMA row in the table below.
Based on FASB ASC Topic 980-605-25—“Alternative Revenue Programs,” San Jose Water Company also recognized in revenue $19,854 of lost revenues accumulated in the WCMA account for the year ended December 31, 2015 less a $2,343 reserve for the estimated amount that may not be collected within the 24 month period defined in the guidance. The regulatory asset was offset with the regulatory liability amount of $12,139 representing Tariff Rule 14.1 drought surcharges collected for the same period as allowed for in Advice Letter 473A which was approved by the CPUC and became effective June 15, 2015. The net amount of $5,372 has been recorded as a revenue addition in the 2015 WCMA row in the table below.
San Jose Water Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded revenue and regulatory assets as follows:

	For the year ended December 31, 2015
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA	$—	2,981	(37)	—	2,944
2015 WCMA	—	17,511	—	(12,139)	5,372
All others	(1,377)	1,494	477	—	594
Total memorandum accounts	$(1,377)	21,986	440	(12,139)	8,910

Balancing accounts:
Water supply costs	890	2,025	(144)	—	2,771
Drought surcharges	—	—	(12,498)	12,139	(359)
Pension	1,412	(924)	(1,040)	—	(552)
2012 General Rate Case true-up	44,400	1,937	(13,267)	—	33,070
All others	1,736	(293)	(77)	—	1,366
Total balancing accounts	$48,438	2,745	(27,026)	12,139	36,296

Total	$47,061	24,731	(26,586)	—	45,206

	For the year ended December 31, 2014
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
All others	$(1,896)	341	178	—	(1,377)
Total memorandum accounts	$(1,896)	341	178	—	(1,377)

Balancing accounts:
Water supply costs	(2,378)	3,353	(85)	—	890
Pension	9,734	(7,705)	(617)	—	1,412
2012 General Rate Case true-up	—	46,456	(2,056)	—	44,400
All others	2,229	(447)	(46)	—	1,736
Total balancing accounts	$9,585	41,657	(2,804)	—	48,438

Total	$7,689	41,998	(2,626)	—	47,061

	For the year ended December 31, 2013
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
All others	$(1,887)	869	(878)	—	(1,896)
Total memorandum accounts	$(1,887)	869	(878)	—	(1,896)

Balancing accounts:
Water supply costs	(1,590)	(788)	—	—	(2,378)
Pension	6,657	3,077	—	—	9,734
All others	369	1,860	—	—	2,229
Total balancing accounts	$5,436	4,149	—	—	9,585

Total	$3,549	5,018	(878)	—	7,689
As of December 31, 2015, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,081. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.
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
Regulatory assets and liabilities are comprised of the following as of December 31:

	2015	2014
Regulatory assets:
Income tax temporary differences, net	$8,184	6,731
Postretirement pensions and other medical benefits	109,168	115,494
Balancing and memorandum accounts, net	45,206	47,061
Other, net	6,005	5,577
Total regulatory assets, net in Consolidated Balance Sheets	$168,563	174,863
Less: current regulatory asset, net	16,542	16,853
Total regulatory assets, net, less current portion	$152,021	158,010

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

Estimated Refunds
2016	$2,549
2017	2,549
2018	2,549
2019	2,549
2020	2,549
Thereafter	50,414
As of December 31, 2015, advances for construction was $76,572 of which $13,413 was related to non-refundable advances for construction.
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

Asset Retirement Obligation
SJW Corp.'s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells and other anticipated clean-up costs, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2015 and 2014, the asset retirement obligation is as follows:

	2015	2014
Retirement obligation	$4,249	4,355
Discount rate	6%	6%
Present value, recorded as a liability	1,961	1,994
Deferred tax	1,348	1,371
Regulatory asset	$3,309	3,365

Revenue
SJW Corp. recognizes its regulated and non-tariffed revenue when services have been rendered, in accordance with ASC Topic 605.
Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers' meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services' estimates is determined. San Jose Water Company also recognizes balancing and memorandum accounts in its revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in SJW Corp.'s financial statements. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25 in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end the revenue is recorded. A reserve will be recorded for amounts which we estimate will not be collected within the 24 month criteria. This reserve will be based on the difference between authorized usage in the last general rate case decision and an estimate of actual usage over the recovery period, offset by applicable drought surcharges.
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2015, 2014 and 2013, the surcharge was $4,605, $3,872 and $3,741, respectively.
Revenue from San Jose Water Company's non-tariffed utility operations, maintenance agreements or antenna leases are recognized when services have been rendered. Non-tariffed operating revenue in 2015, 2014 and 2013 includes $6,145, $6,175 and $5,882, respectively, from the operation of the City of Cupertino municipal water system. Revenue from SJW Land Company properties is recognized ratably over the term of the related leases.
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
SJW Corp. utilizes the Monte Carlo valuation model, which requires the use of subjective assumptions, to compute the fair value of market-vesting restricted stock units.
The compensation cost charged to income is recognized on a straight-line basis over the requisite service period, which is the vesting period.
Maintenance Expense
Planned major maintenance projects are charged to expense as incurred.

Earnings per Share
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plans. Restricted common stock units and stock options of 1,978, 2,791 and 3,071 as of December 31, 2015, 2014 and 2013, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 2.	Capitalization
SJW Corp. is authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2015 and 2014, 20,381,949 and 20,286,840, respectively, shares of common stock were issued and outstanding.
At December 31, 2015 and 2014, 176,407 shares of preferred stock of $25 par value per share were authorized; no shares of preferred stock were issued or outstanding.

Note 3.	Lines of Credit
As of December 31, 2015, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under one line of credit and $85,000 was available to San Jose Water Company under another line of credit. San Jose Water Company has issued two standby letters of credit with a commercial bank in the amount of $3,000 in support of its California Department of Water Resources' Safe Drinking Water State Revolving Fund (“SDWSRF”) loans which were funded in 2005 and 2008. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it, and the amount of coverage can be reduced as the loan principal balance decreases. As of December 31, 2015, $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its SDWSRF loans. The lines of credit bear interest at variable rates, and will expire on September 1, 2016. As of December 31, 2015 and 2014, SJW Corp. has an outstanding balance on the lines of credit of $34,600 and $13,200, respectively. Cost of borrowing on the lines of credit averaged 1.31% and 1.15% as of December 31, 2015 and 2014, respectively.
SJW Corp., on a consolidated basis, and San Jose Water Company have the following affirmative covenants on their unsecured bank lines of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2015, SJW Corp. and San Jose Water Company, respectively, were in compliance with the unsecured bank line of credit affirmative covenants. In addition, the Company shall maintain a zero balance on each line of credit for a period of at least thirty consecutive days during: (1) the period commencing November 1, 2014 and ending August 31, 2015, and (2) each 12-month period thereafter commencing September 1, 2015.

Note 4.	Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Due Date	2015	2014
Senior notes, San Jose Water Company:
Series A 8.58%	2022	$20,000	20,000
Series B 7.37%	2024	30,000	30,000
Series C 9.45%	2020	10,000	10,000
Series D 7.15%	2026	15,000	15,000
Series E 6.81%	2028	15,000	15,000
Series F 7.20%	2031	20,000	20,000
Series G 5.93%	2033	20,000	20,000
Series H 5.71%	2037	20,000	20,000
Series I 5.93%	2037	20,000	20,000
Series J 6.54%	2024	10,000	10,000
Series K 6.75%	2039	20,000	20,000
Series L 5.14%	2044	50,000	50,000
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000
SJW Corp. Series A 4.35%	2021	50,000	50,000
Total senior notes		$315,000	315,000
Mortgage loans 5.61% - 6.09%	2016	2,997	3,109
	2017	11,634	11,896
444 West Santa Clara Street, L.P. 5.68% (non-recourse to SJW Land Company)	2021	2,836	2,947
California Pollution Control Financing Authority Revenue Bonds 5.10%, San Jose Water Company	2040	50,000	50,000
SDWSRF loans 2.39% and 2.60%, San Jose Water Company	2027	1,849	1,997
Total debt		$384,316	384,949
Less: current portion		3,491	584
Total long-term debt, less current portion		$380,825	384,365

Senior notes held by institutional investors are unsecured obligations of SJW Corp., San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, all of the companies' debt has historically been placed privately.
The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2015, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2015, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJW Corp. has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2015, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions.
The mortgage loans, which are the obligations of SJW Land Company, are due in 2016 and 2017. These loans amortize over 10 years, are secured by two leased properties and carry a fixed interest rate with 120 monthly principal and interest payments. The loan agreements generally restrict the Company from prepayment in the first three years and require submission of periodic financial reports as part of the loan covenants. An amortization schedule of the mortgage loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2016	4,034	762	3,272
2017	11,469	110	11,359
444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $2,836 as of December 31, 2015. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership's real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan with 444 West Santa Clara Street, L.P. is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2016	276	157	119
2017	276	150	126
2018	276	143	133
2019	276	135	141
2020	276	127	149
Thereafter	2,210	42	2,168
San Jose Water Company has outstanding $50,000 in California Pollution Control Financing Authority revenue bonds as of December 31, 2015. The loan agreement for the revenue bonds contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of December 31, 2015, San Jose Water Company was in compliance with all such covenants.
San Jose Water Company has two loans from the SDWSRF at a rate of 2.39% and 2.60%. The outstanding loan balances as of December 31, 2015 is $1,849. San Jose Water Company issued standby letters of credit with a commercial bank in the amount of $3,000 in support of these loans. The letters of credit automatically renew for one year each December unless the issuing bank elects not to renew it. The amount of coverage can be reduced as the principal balances decrease. An amortization schedule of the SDWSRF loans is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2016	132	31	101
2017	196	42	154
2018	196	38	158
2019	196	34	162
2020	196	30	166
Thereafter	1,200	92	1,108

The fair value of long-term debt as of December 31, 2015 and 2014 was approximately $500,035 and $460,171, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

Note 5.	Income Taxes
The components of income tax expense were:

	2015	2014	2013
Current:
Federal	$3,723	50	(525)
State	3,924	(1,146)	3,093
Deferred:
Federal	16,109	28,493	11,743
State	(484)	(2,426)	(176)
	$23,272	24,971	14,135

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $61,154, $76,777 and $36,519 in 2015, 2014 and 2013:

	2015	2014	2013
“Expected” federal income tax	$21,404	26,872	12,782
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	3,332	4,155	1,836
Dividend received deduction	(43)	(46)	(60)
Uncertain tax positions	3	—	(650)
Sales & Use Enterprise Zone Credit	—	(880)	—
Tangible Property Regulations	(1,081)	(5,127)	—
Other items, net	(343)	(3)	227
	$23,272	24,971	14,135

The components of the net deferred tax liability as of December 31 was as follows:

	2015	2014
Deferred tax assets:
Advances and contributions	$16,612	16,212
Unamortized investment tax credit	676	709
Pensions and postretirement benefits	4,094	4,216
California franchise tax	1,322	—
Net operating loss	—	5,065
Other	3,410	1,697
Total deferred tax assets	$26,114	27,899
Deferred tax liabilities:
Utility plant	$165,293	150,662
Pension and postretirement benefits	44,482	47,059
Investment in stock	2,193	2,335
Deferred gain and other-property related	11,686	11,695
Debt reacquisition costs	397	443
Other	838	1,211
Total deferred tax liabilities	$224,889	213,405
Net deferred tax liabilities	$198,775	185,506

Management evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that SJW Corp. will realize the benefits of these deferred tax assets.
As of December 31, 2015, the Company has estimated that it will utilize the entire federal net operating loss carry forward of $15,854 and state net operating loss carryforward of $1,525 to offset taxable income generated in 2015.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $795 and $684 as of December 31, 2015 and 2014, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $17 and $14 as of December 31, 2015 and 2014, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2014	$649
Increase related to tax positions taken during a prior year, including interest	106
Reductions related to tax positions taken in a prior year, including interest	—
Balance at December 31, 2015	$755

SJW Corp.'s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $17 as of December 31, 2015. SJW Corp. has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2015 was an expense of $3.
SJW Corp. does not foresee material changes to its gross uncertain tax liability due to the lapse of the statute of limitations within the next 12 months following December 31, 2015.
In the second quarter of 2014, SJW Corp. recorded $880 in State of California enterprise zone sales and use tax credits related to tax years 2008 through 2012. SJW Corp. is currently undergoing an income tax examination by The California Franchise Tax Board for refund claims for fiscal years 2008 through 2012.
SJW Corp. applied for the accounting method changes required to comply with the Tangible Property Regulations with its 2014 tax returns. As of December 31, 2015, the 2015 federal and state repairs and maintenance deduction under the new methodology was $18,820, resulting in an estimated $6,587 federal deferred tax liability and a state income tax benefit of $1,081.
On September 13, 2013, the Department of Treasury and the Internal Revenue Service issued final tangible property regulations under provisions that generally are intended to simplify, clarify and make more administrable the 2011 temporary and proposed tangible property regulations. These regulations broadly apply to amounts to acquire, produce or improve tangible property, as well as dispositions of such property and provide criteria for determining whether such amounts can be deducted or should be capitalized as part of the asset. The final regulations generally are effective for tax years beginning on or after January 1, 2014. During the third quarter of 2014, management completed its evaluation of the capitalization elections under the new regulations in order to establish their method of complying with the new regulations and record the impact in the consolidated financial statements. To comply with the new regulations, SJW Corp. applied the accounting method change in the 2014 tax returns for the expensing of certain utility asset improvement costs for tax purposes as of December 31, 2013 that were previously being capitalized for book and tax purposes. As of December 31, 2014, the 2014 federal and state repairs and maintenance deduction under the new methodology was $11,221, resulting in an estimated $3,927 federal deferred tax liability and a state income tax benefit of $645. During the year ended December 31, 2014, SJW Corp. also completed a detailed analysis of the repairs and maintenance deduction related to 2013 and prior years, and recorded the estimated federal and state impact in the consolidated financial statements as of December 31, 2014. SJW Corp.'s Internal Revenue Code (“IRC”) §481(a) adjustment for Federal purposes was $35,912 and resulted in a $12,569 deferred tax liability as of December 31, 2014. SJW Corp.'s IRC §481(a) adjustment for state purposes was $77,999 and resulted in a $4,482 reduction to state income tax expense for the year ended December 31, 2014.

SJW Corp. files U.S. federal income tax returns and income tax returns in various states. The Company is no longer subject to tax examination for fiscal years prior to 2012 for federal purposes and 2010 for state purposes. The open tax years for the jurisdictions in which SJW Corp. files are as follows:

Jurisdiction	Years Open
Federal	2012 - 2014
California	2010 - 2014
Arizona	2011 - 2014
Connecticut	2012 - 2014
Florida	2012
Tennessee	2012 - 2014
Texas	2011 - 2014

Note 6.	Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system and other intangibles of $15,875. Other intangibles consists of $12,059 which was paid for service area and water rights related to our subsidiaries in Texas, $2,352 of Depreciable Plant and Equipment for infrastructure related to the Cupertino service concession arrangement (See Note 1 of Notes to Consolidated Financial Statements), $1,040 incurred in conjunction with SCVWD water contracts related to the operation of San Jose Water Company and $424 in other miscellaneous intangibles. All intangible assets are recorded at cost and all, except for TWA water rights, are being amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years. TWA water rights are not being amortized as they have been determined to have an indefinite useful life.
Amortization expense for the intangible assets was $453, $364 and $354 for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for 2016, 2017, 2018, 2019 and 2020 is anticipated to be $453 per year.
The costs of intangible assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Concession fees	$6,800	6,800
Other intangibles	15,875	12,533
Intangible assets	22,675	19,333
Less: Accumulated amortization
Concession fees	4,964	4,692
Other intangibles	2,153	860
Net intangible assets	$15,558	13,781

Note 7.	Commitments
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2015, 2014 and 2013, San Jose Water Company purchased from SCVWD 18,482 million gallons ($52,553), 17,782 million gallons ($44,444) and 22,700 million gallons ($52,500), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on November 25, 2015, the contractual delivery schedule was reduced by 20% through June 30, 2016. Based on current prices and estimated deliveries, San Jose Water Company is committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 19,360 million gallons ($59,060) of water at the current contract water rate of $3.1 per million gallons in the year ending December 31, 2016. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available.
In 1997, San Jose Water Company entered into a 25-year contract agreement with the City of Cupertino to operate the City's municipal water system. San Jose Water Company paid a one-time, up-front concession fee of $6,800 to the City of Cupertino which is amortized over the contract term. Under the terms of the contract agreement, San Jose Water Company assumed responsibility for all maintenance and operating costs, while receiving all payments for water service. Water service rates are generally subject to approval by the Cupertino City Council.

San Jose Water Company has remaining commitments of $46,900 with one vendor related to Phase 2 upgrades to the Montevina Water Treatment Plant. This amount is expected to be spent during 2016 and 2017.
CLWSC has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment.
TWA has entered into approximately 180 water leases with property owners for certain real property rights for the development, production, transportation and use of groundwater in and under their property. In accordance with the water leases, TWA is committed to pay between $1,000 and $1,300 per year from 2016 to 2020. TWA may terminate the water leases at any time during the pre-production phase, upon two years prior written notice.
As of December 31, 2015, San Jose Water Company had 357 employees, of whom 122 were executive, administrative or supervisory personnel, and of whom 235 were members of unions. In November 2013, San Jose Water Company reached a three-year collective bargaining agreement with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2014 through December 31, 2016. The agreements include a 2% wage increase in 2014, 2% in 2015 and 3% in 2016 for union workers as well as increases in medical co-pays and employee cost-sharing.

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
The consolidated financial statements of SJW Corp. at December 31, 2015 and 2014 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances and transactions have been eliminated. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements.

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
The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives (the “Committee”). The Committee has retained an investment consultant, Wells Fargo Advisors Financial Network, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the Committee to the investment managers who are monitored by the investment consultant. Investment guidelines provided in the Investment Policy Statement require that at least 25% of plan assets be invested in fixed income securities. As of December 31, 2015, the plan assets consist of approximately 35% bonds, 9% cash equivalents, and 56% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody's or Standard & Poor's as defined by the Investment Policy Statement. The investment managers performance is reviewed regularly by the investment consultant who provides semi-annual reports to the Committee for review.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants of 12.36 years for actuarial expense calculation purposes. Market losses in 2014 increased pension expense by approximately $3,473 in 2015 and market gains in 2013 decreased pension expense by approximately $790 in 2014.
For the past 10 years, the plan has achieved a 5.91% return on its investments while the applicable benchmark was 5.95% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the past five years, the investment managers, following the required investment guidelines, achieved a 7.41% return on their investments, while the applicable benchmark was 7.13% for the same period.
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
Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company's Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company's Cash Balance Executive Supplemental Retirement Plan. Both of the plans are non-qualified plans in which only officers and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The plans, which are unfunded, had a projected benefit obligation of $16,566 and $15,806 as of December 31, 2015 and 2014, respectively, and net periodic pension cost of $1,542, $1,300 and $1,248 for 2015, 2014 and 2013, respectively.
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
Deferral Plan
San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by San Jose Water Company. San Jose Water Company contributions were $1,149, $1,101 and $1,087 in 2015, 2014 and 2013, respectively.
Special Deferral Election Plan and Deferral Election Program
SJW Corp. maintains a Special Deferral Election Plan allowing certain executives and a Deferral Election Program allowing non-employee directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. Executives and non-employee directors had deferred $4,073, $3,463 and $3,203 under the plans as of December 31, 2015, 2014 and 2013, respectively.

Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
	%	%	%	%	%	%
Discount rate	3.88	4.82	3.92	3.80	4.70	3.80
Expected return on plan assets	7.00	7.00	7.00	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
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
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	%	%	%	%
Discount rate	4.24	3.88	4.10	3.80
Rate of compensation increase	4.00	4.00	N/A	N/A

San Jose Water Company utilized each plan's projected benefit stream in conjunction with the Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

In 2014, San Jose Water Company adopted the Society of Actuaries newly issued RP-2014 Mortality Tables and Mortality Improvement Scale MP-2014 to determine mortality assumptions. The newly issued tables and scales reflect increasing life expectancies of participants in the United States. See also “Reconciliation of Funded Status” below.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost
Service cost	$5,072	3,938	4,594	$379	284	361
Interest cost	6,342	6,098	5,393	504	508	508
Expected return on assets	(6,984)	(6,414)	(5,289)	(283)	(268)	(230)
Amortization of prior service cost	376	376	394	197	197	197
Recognized actuarial loss	4,005	1,879	4,052	188	59	189
Net periodic benefit cost	$8,811	5,877	9,144	$985	780	1,025

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of San Jose Water Company's defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$165,304	128,699	$13,714	10,976
Service cost	5,072	3,938	379	284
Interest cost	6,342	6,098	504	508
Actuarial (gain)/loss	(7,436)	31,161	2,231	2,322
Benefits paid	(5,014)	(4,592)	(408)	(376)
Benefit obligation at end of year	$164,268	165,304	$16,420	13,714
Change in plan assets
Fair value of assets at beginning of year	$99,628	91,358	$4,251	3,995
Actual return on plan assets	965	6,392	79	119
Employer contributions	9,374	6,470	468	434
Benefits paid	(5,014)	(4,592)	(336)	(297)
Fair value of plan assets at end of year	104,953	99,628	4,462	4,251
Funded status at end of year	$(59,315)	(65,676)	$(11,958)	(9,463)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Current liabilities	$957	883	$86	69
Noncurrent liabilities	58,358	64,793	11,872	9,394
	$59,315	65,676	$11,958	9,463

San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans as follows:

	2015	2014
Funded status of obligation	$71,273	75,139
Accrued benefit cost	(6,587)	(6,704)
Amount to be recovered in future rates	64,686	68,435
Tax gross-up	44,482	47,059
Regulatory asset	$109,168	115,494

The estimated amortization for the year ended December 31, 2016 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$3,440	197
Amortization of loss	376	188
Total	$3,816	385

Plan Assets
Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Fair value of assets at end of year:
Debt securities	$37,088	35,034	$1,527	1,401
	35%	35%	34%	33%
Equity securities	58,958	58,286	2,343	2,347
	56%	59%	53%	55%
Cash and equivalents	8,907	6,308	592	503
	9%	6%	13%	12%
Total	$104,953	99,628	$4,462	4,251

The following tables summarize the fair values of plan assets by major categories as of December 31, 2015 and 2014:

			Fair Value Measurements at December 31, 2015
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$9,500	$9,500	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	4,067	4,041	26	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	36,010	36,010	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,886	5,886	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value, Russell 2500	5,188	5,188	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,804	4,804	—	—
REIT	NAREIT—Equity REIT's	5,346	—	5,346	—
Fixed Income (b)	(b)	38,614	—	38,614	—
Total		$109,415	$65,429	$43,986	$—
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

In 2016, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,200 to the pension plan and other postretirement benefit plan.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2016	$5,879	$660
2017	6,169	697
2018	6,546	734
2019	6,743	767
2020	7,191	795
2021 - 2025	42,464	3,705

Note 11.	Equity Plans
Common Stock
SJW Corp. has a Long-Term Stock Incentive Plan (the “Plan”), which has 1,800,000 shares of common stock reserved for issuance. The Plan was initially adopted by the Board of Directors on March 6, 2002. On January 30, 2013, the amended and restated Plan was adopted by the Board and became effective on April 24, 2013. The Plan was subsequently amended and the amended and restated Plan was adopted by the Board on July 29, 2015.
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
As of December 31, 2015, 2014 and 2013, 516,956, 429,352 and 341,914 shares have been issued pursuant to the Plan, and 245,976, 296,831 and 307,919 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2015, 2014 and 2013, respectively. The remaining shares available for issuance under the Plan are 1,037,068 as of December 31, 2015. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2015	2014	2013
Compensation costs charged to income:
ESPP	$158	148	128
Restricted stock and deferred restricted stock	1,445	883	784
Total compensation costs charged to income	$1,603	1,031	912
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	1,044	198
ESPP	895	839	722
DRSPP	—	34	84
Total proceeds from the exercise of stock options and similar instruments	$895	1,917	1,004
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	213	(69)
Restricted stock and deferred restricted stock	634	249	97
Total excess tax benefits realized from share options exercised and stock issuance	$634	462	28

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
As of December 31, 2015, there are no outstanding options and no option award activity during the year ended December 31, 2015.
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013, was $0, $581, and $179, respectively.
As of December 31, 2015, there are no unrecognized compensation costs related to stock options.

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
On January 27, 2015, certain officers of SJW Corp. were granted performance-based restricted stock units covering an aggregate target number of SJW Corp.'s shares of common stock equal to 3,252 that will vest based on the actual attainment of specified performance goals measured for the 2015 calendar year and continued service through December 31, 2015. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $34.36 per unit which is based on the award grant date fair value is being recognized. As of December 31, 2015, the specified performance goals and service requirement were met and 150% of the target number of shares is expected to vest February 29, 2016 upon approval of the Executive Compensation Committee of the Board on February 22, 2016.
On January 27, 2015, a key employee of SJW Corp. was granted performance-based restricted stock units covering a number of SJW Corp.'s shares of common stock equal to 6,639 that will vest based on the actual attainment of a specified performance goal measured over the 2015 calendar year and continued service through December 31, 2015. The units do not include dividend equivalent rights. The award has no market conditions and the share-based compensation expense of $34.36 per unit which is based on the award grant date fair value is being recognized. As of December 31, 2015, the specified performance goal and service requirement were met and the award is expected to vest February 29, 2016 upon approval of the Executive Compensation Committee of the Board on February 22, 2016.
On April 29, 2015, an officer of SJW Corp. was granted performance-based restricted stock units covering a target number of SJW Corp.'s shares of common stock equal to 501 that will vest based on the actual attainment of specified performance goals measured for the 2015 calendar year and continued service through December 31, 2015. The number of shares issuable under the award, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The award has no market conditions and the share-based compensation expense of $29.37 per unit which is based on the award grant date fair value is being recognized assuming the performance goal will be attained. As of December 31, 2015, the specified performance goals and service requirement were met and 150% of the target number of shares is expected to vest February 29, 2016 upon approval of the Executive Compensation Committee of the Board on February 22, 2016.
A summary of SJW Corp.'s restricted and deferred restricted stock awards as of December 31, 2015, and changes during the year ended December 31, 2015, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2015	259,807	$18.56
Issued	32,516	$30.98
Vested	(83,086)	$32.79
Forfeited or expired	—	$—
Outstanding as of December 31, 2015	209,237	$21.49
Shares vested as of December 31, 2015	115,693	$16.52

A summary of the status of SJW Corp.'s nonvested restricted and deferred restricted stock awards as of December 31, 2015, and changes during the year ended December 31, 2015, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2015	130,467	$20.75
Granted	32,516	$30.98
Vested	(69,439)	$16.28
Forfeited	—	$—
Nonvested as of December 31, 2015	93,544	$27.63

As of December 31, 2015, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,231. This cost is expected to be recognized over a weighted-average period of 0.83 years.
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
As of December 31, 2015, 2014 and 2013, a cumulative of 70,691, 66,458 and 61,733 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2015, 2014 and 2013, $114, $122 and $128, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.
Employee Stock Purchase Plan
The 2014 ESPP allows eligible employees to purchase shares of SJW Corp.'s common stock at 85% of the fair value of shares on the purchase date. Under the 2014 ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 400,000 shares of SJW Corp.'s common stock have been reserved for issuance under the 2014 ESPP.
As of December 31, 2015, the 2014 ESPP had two purchase intervals since its inception. As of December 31, 2015, a total of 33,318 shares were issued under the 2014 ESPP. Prior to the inception of the 2014 ESPP plan, the ESPP had nineteen purchase intervals. As of December 31, 2014 and 2013, a total of 35,682 and 30,869 shares, respectively, were issued under the prior ESPP. Both plans have no look-back provisions. For the years ended December 31, 2015, 2014 and 2013, cash received from employees towards the 2014 ESPP and ESPP amounted to $916, $854 and $796, respectively.
After considering estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2015, 2014 and 2013, SJW Corp.'s recorded expenses were $162, $151 and $140 related to the 2014 ESPP and the prior ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ended January 29, 2016 for the 2014 ESPP is approximately $64. This cost is expected to be recognized during the first quarter of 2016.
Dividend Reinvestment and Stock Purchase Plan
SJW Corp. adopted the DRSPP effective April 19, 2011. The DRSPP offered shareholders the ability to reinvest cash dividends in SJW Corp. common stock and also purchase additional shares of SJW Corp. common stock. A total of 3,000,000 shares of common stock were reserved for issuance under the DRSPP. SJW Corp. terminated the DRSPP effective as of April 14, 2014. For the years ended December 31 2014 and 2013, 829 and 3,487 shares, respectively, were issued under the DRSPP.

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

SJW Corp.'s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.'s chief operating decision maker is its senior staff which includes the Chairman, President and Chief Executive Officer, Chief Financial Officer and Treasurer, Chief Operating Officer, Chief Administrative Officer, and Senior Vice President of Regulatory Affairs. The senior staff reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiaries.
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

	For year ended December 31, 2015
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	291,949	6,145	6,988	—	291,949	13,133	305,082
Operating expense	214,538	4,149	4,079	2,356	214,538	10,584	225,122
Operating income (loss)	77,411	1,996	2,909	(2,356)	77,411	2,549	79,960
Net income (loss)	38,402	882	953	(2,355)	38,402	(520)	37,882
Depreciation and amortization	38,742	434	1,564	—	38,742	1,998	40,740
Senior note, mortgage and other interest expense	18,935	—	1,019	2,232	18,935	3,251	22,186
Income tax expense (benefit) in net income	23,802	730	513	(1,773)	23,802	(530)	23,272
Assets	1,253,785	18,106	65,622	3,450	1,253,785	87,178	1,340,963

	For year ended December 31, 2014
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	306,474	6,175	7,019	—	306,474	13,194	319,668
Operating expense	216,914	4,686	4,193	997	216,914	9,876	226,790
Operating income (loss)	89,560	1,489	2,826	(997)	89,560	3,318	92,878
Net income (loss)	50,612	668	1,050	(524)	50,612	1,194	51,806
Depreciation and amortization	35,926	359	1,620	—	35,926	1,979	37,905
Senior note, mortgage and other interest expense	17,555	—	1,022	2,211	17,555	3,233	20,788
Income tax expense (benefit) in net income	24,210	471	542	(252)	24,210	761	24,971
Assets	1,180,583	18,071	65,847	4,803	1,180,583	88,721	1,269,304

	For year ended December 31, 2013
	Water Utility Services		Real Estate Services	All Other (1)	SJW Corp.
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	264,782	5,882	6,205	—	264,782	12,087	276,869
Operating expense	212,761	5,683	4,000	1,018	212,761	10,701	223,462
Operating income (loss)	52,021	199	2,205	(1,018)	52,021	1,386	53,407
Net income (loss)	23,273	(208)	920	(1,601)	23,273	(889)	22,384
Depreciation and amortization	33,067	360	1,612	—	33,067	1,972	35,039
Senior note, mortgage and other interest expense	16,616	—	1,120	2,186	16,616	3,306	19,922
Income tax expense (benefit) in net income	14,446	124	768	(1,203)	14,446	(311)	14,135
Assets	1,013,229	16,163	71,779	8,815	1,013,229	96,757	1,109,986
____________________
(1)    For the year ended December 31, 2015, the “All Other” category includes the accounts of SJW Corp. on a stand-alone basis and SJW Group, Inc. As of December 31, 2015, SJW Group, Inc. had no revenue or expenses recorded and as of December 31, 2015 held no assets. For the years ended December 31, 2014 and 2013, the “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 13.	California Water Service Group Stock
SJW Corp. classifies its investment in California Water Service Group as available-for-sale. On June 30, 2014, SJW Corp. sold 125,969 shares of California Water Service Group for $3,056, before fees of $10. SJW Corp. recognized a gain on the sale of the stock of approximately $2,017, tax expense of approximately $822, for a net gain of $1,195. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $1,171 and was based on the fair value of the stock as of March 31, 2014. As of December 31, 2015, SJW Corp. held 259,151 shares of California Water Service Group. The stock is carried at quoted market price with changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.
As of December 31, 2015 and 2014, fair value of the Company's investment in California Water Service Group was $6,030 and $6,378, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 14.	Subsequent Event
On February 22, 2016, SJW Corp. entered into a purchase and sale agreement with the GBRA, pursuant to which the Company agreed to sell all of its equity interests in its wholly-owned subsidiary Texas Water Alliance Limited to GBRA for $31,000 in cash. Pursuant to the purchase and sale agreement, (i) upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Corp. four years following the closing. The purchase and sale agreement is subject to specified closing conditions, including without limitation the completion of a financing by GBRA to fund the purchase price.

Note 15.	Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2015 Quarter Ended
	March	June	September	December
Operating revenue	$62,112	72,402	82,955	87,613
Operating income	12,805	17,210	18,260	31,685
Net income	4,695	7,461	9,534	16,192
Comprehensive income	4,680	7,206	9,422	16,368
Earnings per share:
—Basic	0.23	0.37	0.47	0.79
—Diluted	0.23	0.36	0.46	0.79
Market price range of stock:
—High	35.60	31.68	31.36	33.68
—Low	30.09	28.68	27.73	27.64
Dividend per share	0.20	0.19	0.20	0.19

	2014 Quarter Ended
	March	June	September	December
Operating revenue	$54,596	70,356	125,430	69,286
Operating income	6,054	12,121	59,114	15,589
Net income	906	6,846	38,366	5,688
Comprehensive income	1,104	5,716	38,095	6,021
Earnings per share:
—Basic	0.04	0.34	1.90	0.28
—Diluted	0.04	0.34	1.88	0.28
Market price range of stock:
—High	30.40	29.51	28.25	32.87
—Low	27.84	25.87	25.64	26.77
Dividend per share	0.19	0.19	0.19	0.19

SJW CORP.
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2015, 2014 and 2013
(in thousands)

Description	2015	2014	2013
Allowance for doubtful accounts:
Balance, beginning of period	$150	170	225
Charged to expense	392	321	442
Accounts written off	(528)	(489)	(620)
Recoveries of accounts written off	186	148	123
Balance, end of period	$200	150	170
Reserve for litigation and claims:
Balance, beginning of period	$133	136	281
Charged to expense	213	71	220
Revision to accrual, due to settlements	(16)	(5)	(105)
Payments	(67)	(69)	(260)
Balance, end of period	$263	133	136

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management has utilized the criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of internal control over financial reporting.
SJW Corp.'s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Based on this assessment, management has concluded SJW Corp.'s internal control over financial reporting as of December 31, 2015 is effective.

KPMG LLP has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Its report is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

Item 9B.	Other Information
SJW Corp. intends to post information about the operating and financial performance of SJW Corp. and its subsidiaries on its web sites at www.sjwater.com and www.sjwcorp.com from time to time.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Corp.'s Proxy Statement for its 2016 Annual Meeting of Shareholders to be held on April 27, 2016 (the “2016 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
Code of Ethics
SJW Corp. has adopted a code of ethics that applies to SJW Corp.'s Chief Executive Officer, Chief Financial Officer, Controller and all other officers. The text of the code of ethics is available, free of charge, at the Company's website at http://www.sjwcorp.com. SJW Corp. intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.
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
The information required by this item is contained in the 2016 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2016 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2016 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the 2016 Proxy Statement under the caption “Principal Independent Accountants' Fees and Services” and is incorporated herein by reference.

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

10.22	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.23	Chief Executive Officer Employment Agreement amended and restated, effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008. (2)

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

10.27	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.28	Offer Letter to Andrew F. Walters. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 30, 2014. (2)

10.29	Offer Letter to Mr. Andrew Gere. Incorporated by reference as Exhibit 10.1 to the Form 10-Q filed for the quarter ended June 30, 2015. (2)

10.30	Standard Form of Stock Option Agreement, as adopted by SJW Corp. Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

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

10.36	Form of Restricted Stock Unit Award Agreement for non-employee Board Members. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.37	Formulaic Equity Award Program for Non-Employee Board Members. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2013. (2)

10.38
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

10.42	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.30 to Form 10-K for the year ended December 31, 2009. (2)

10.43	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.31 to Form 10-K for the year ended December 31, 2009. (2)

10.44	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.49 to Form 10-K for the year ended December 31, 2011. (2)

10.45	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2009. (2)

10.46	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.53 to Form 10-K for the year ended December 31, 2011. (2)

10.47	Form of Restricted Stock Unit Issuance Agreement (ROE Goal). Incorporated by reference as Exhibit 10.52 to Form 10-K filed for the year ended December 31, 2014. (2)

10.48	Performance Goals for the Chief Executive Officer 2013 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.61 to Form 10-K for the year ended December 31, 2012. (2)

10.49	Performance Goals for the Chief Executive Officer 2014 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.58 to Form 10-K for the year ended December 31, 2013. (2)

10.50	Performance Goals for the Chief Executive Officer 2015 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2014. (2)

10.51	Performance Goals for the Chief Executive Officer 2016 Fiscal Year Bonus. (1)(2)

10.52	Form of Indemnification Agreement between SJW Corp. and officers. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2009. (2)

10.53	Form of Indemnification Agreement between SJW Corp. and Board members. Incorporated by reference as Exhibit 10.38 to Form 10-K for the year ended December 31, 2009. (2)

21.1	Subsidiaries of SJW Corp. filed as Exhibit 21.1 to Form 10-K for the year ended December 31, 2009.

23	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed currently herewith. (2) Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJW CORP.

Date:	February 25, 2016	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2016	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Date:	February 25, 2016	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 25, 2016	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Controller (Principal accounting officer)

Date:	February 25, 2016	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	February 25, 2016	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	February 25, 2016	By	/s/ Mark L. Cali
MARK L. CALI, Member, Board of Directors

Date:	February 25, 2016	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date:	February 25, 2016	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	February 25, 2016	By	/s/ Ronald B. Moskovitz
RONALD B. MOSKOVITZ, Member, Board of Directors

Date:	February 25, 2016	By	/s/ George E. Moss
GEORGE E. MOSS, Member, Board of Directors

Date:	February 25, 2016	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors