Form 10-Q
period 2016-03-31
SJW CORP
filed 2016-05-02
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 20, 2016, there were 20,425,794 shares of the registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
OPERATING REVENUE	$61,112	62,112
OPERATING EXPENSE:
Production Expenses:
Purchased water	9,697	9,284
Power	1,237	1,172
Groundwater extraction charges	6,448	7,936
Other production expenses	3,232	2,997
Total production expenses	20,614	21,389
Administrative and general	11,705	11,296
Maintenance	3,811	3,368
Property taxes and other non-income taxes	3,218	3,095
Depreciation and amortization	11,183	10,159
Total operating expense	50,531	49,307
OPERATING INCOME	10,581	12,805
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(5,039)	(5,339)
Mortgage and other interest expense	(396)	(313)
Dividend income	45	43
Other, net	309	293
Income before income taxes	5,500	7,489
Provision for income taxes	2,122	2,794
NET INCOME	3,378	4,695
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment	530	(15)
COMPREHENSIVE INCOME	$3,908	4,680
EARNINGS PER SHARE
Basic	$0.17	0.23
Diluted	$0.16	0.23
DIVIDENDS PER SHARE	$0.20	0.20
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,413,745	20,326,897
Diluted	20,560,995	20,480,276

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Utility plant:
Land	$17,861	17,853
Depreciable plant and equipment	1,464,809	1,438,321
Construction in progress	58,643	45,573
Intangible assets	23,904	22,675
	1,565,217	1,524,422
Less accumulated depreciation and amortization	498,798	487,659
	1,066,419	1,036,763
Real estate investments	74,888	74,641
Less accumulated depreciation and amortization	13,599	13,207
	61,289	61,434
CURRENT ASSETS:
Cash and cash equivalents	8,692	5,239
Accounts receivable:
Customers, net of allowances for uncollectible accounts	13,799	16,390
Income tax	2,351	10,852
Other	1,731	2,192
Accrued unbilled utility revenue	16,745	17,417
Current regulatory assets, net	14,977	16,542
Other current assets	4,331	4,744
	62,626	73,376
OTHER ASSETS:
Investment in California Water Service Group	6,925	6,030
Net regulatory assets, less current portion	150,563	152,021
Other	7,754	7,701
	165,242	165,752
	$1,355,576	1,337,325

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,425,794 shares on March 31, 2016 and 20,381,949 on December 31, 2015	$10,639	10,616
Additional paid-in capital	69,286	68,636
Retained earnings	301,433	302,220
Accumulated other comprehensive income	2,841	2,311
Total shareholders' equity	384,199	383,783
Long-term debt, less current portion	365,823	377,187
	750,022	760,970
CURRENT LIABILITIES:
Line of credit	39,500	34,600
Current portion of long-term debt	14,781	3,491
Accrued groundwater extraction charges, purchased water and power	5,771	7,163
Accounts payable	19,116	16,196
Accrued interest	5,773	6,193
Accrued property taxes and other non-income taxes	2,730	1,622
Accrued payroll	4,351	4,203
Other current liabilities	5,793	6,155
	97,815	79,623
DEFERRED INCOME TAXES	200,317	198,775
ADVANCES FOR CONSTRUCTION	79,142	76,572
CONTRIBUTIONS IN AID OF CONSTRUCTION	145,701	141,194
POSTRETIREMENT BENEFIT PLANS	72,399	70,230
OTHER NONCURRENT LIABILITIES	10,180	9,961
COMMITMENTS AND CONTINGENCIES	—	—
	$1,355,576	1,337,325

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$3,378	4,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,597	10,558
Deferred income taxes	999	460
Share-based compensation	473	399
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	3,724	(410)
Accounts payable and other current liabilities	(1,704)	167
Accrued groundwater extraction charges, purchased water and power	(1,392)	697
Tax receivable and accrued taxes	10,049	9,011
Postretirement benefits	2,169	2,289
Regulatory assets and liability related to balancing and memorandum accounts	3,021	1,418
Other changes, net	(227)	(2,117)
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,087	27,167
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(31,560)	(16,253)
Contributions in aid of construction	(1,470)	(1,847)
Additions to real estate investments	—	(59)
Payments for business/asset acquisition and water rights	(1,061)	(991)
Payments to retire utility plant, net of salvage	(395)	(2,318)
NET CASH USED IN INVESTING ACTIVITIES	(34,486)	(21,468)
FINANCING ACTIVITIES:
Borrowings from line of credit	14,950	16,700
Repayments of line of credit	(10,050)	(18,200)
Repayments of long-term borrowings	(152)	(147)
Dividends paid	(4,135)	(3,966)
Employee stock purchase plan proceeds	451	433
Tax benefits realized from restricted and deferred stock units	108	526
Receipts of advances and contributions in aid of construction	5,155	2,416
Refunds of advances for construction	(475)	(443)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	5,852	(2,681)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,453	3,018
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,239	2,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,692	5,417
Cash paid (received) during the period for:
Interest	$6,370	6,474
Income taxes	(7,950)	(6,000)
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	3,975	4,408
Utility property installed by developers	3,797	(35)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(in thousands, except share and per share data)

Note 1.	General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Corp.'s 2015 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation” which modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that operate as registered money market funds. ASU 2015-02 was effective for SJW Corp. in the first quarter of 2016. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.
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
In response to the ongoing drought in California, on March 17, 2015, the State Water Resources Control Board (“State Water Board”) adopted an expanded emergency conservation regulation that became effective on March 27, 2015. The regulation prohibits certain outdoor water uses for all Californians and also places water usage restrictions on businesses in the restaurant and hospitality sectors. On March 25, 2015, the Santa Clara Valley Water District (“SCVWD”) increased their conservation target from 20% to 30% through the end of 2015. On April 1, 2015, Governor Edmund G. Brown Jr. issued an executive order imposing restrictions to achieve a statewide 25% reduction in potable urban water usage through February 28, 2016 based on 2013 usage. On November 13, 2015, Governor Brown issued Executive Order B-36-15 that calls for an extension of restrictions on urban potable water usage until October 31, 2016, should drought conditions persist through January of 2016.  On February 2, 2016, the State Water Board approved a resolution to extend the existing emergency conservation regulation as directed in the November 2015 executive order.
On April 9, 2015, the California Public Utilities Commission (“CPUC”) issued a resolution ordering its regulated water utilities to comply with the State Water Board's emergency conservation regulation, conduct additional customer outreach and implement restrictions on outdoor water use. Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer's water usage. The drought surcharges are not recorded in revenue. Rather, they are recorded in a regulatory liability account which has been authorized by the CPUC to track lost revenues from conservation. As of March 31, 2016, San Jose Water Company had accumulated a balance of approximately $512 in the drought surcharge account. This amount will be used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts as described below. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters because of the ongoing drought.
Effective March 31, 2014, San Jose Water Company received approval from the CPUC to institute a Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”), using a Water Revenue Adjustment Mechanism (“WRAM”). The account was subsequently renamed the Water Conservation Memorandum Account (“WCMA”). The WCMA calculation methodology allows San Jose Water Company to track lost revenue associated with reduced sales due to the ongoing drought and the associated calls for water use reduction from the SCVWD. San Jose Water Company records the lost revenue captured in the WCMA regulatory accounts once the revenue recognition requirements of FASB ASU Topic 980 - “Regulated Operations,” subtopic 605-25 are met. For further discussion, please see Note 8 and Note 9.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2016
(in thousands, except share and per share data)

Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2016 and 2015, 1,617 and 118 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended March 31, 2016 and 2015, the amounts allocated to administrative and general expense were $414 and $399, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2016, the remaining number of shares available for issuance under the Incentive Plan was 1,000,614, and 239,918 shares were issuable under outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company's ESPP.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$79	76
Restricted stock and deferred restricted stock	394	323
Total compensation costs charged to income	$473	399
Excess tax benefits realized from stock issuance:
Restricted stock and deferred restricted stock	$108	526
Total excess tax benefits realized from stock issuance	$108	526
Proceeds from ESPP and similar instruments:
ESPP	$451	433
Total proceeds from the ESPP and similar instruments	$451	433
Stock, Restricted Stock and Deferred Restricted Stock
On January 4, 2016, restricted stock units covering an aggregate of 17,835 shares of common stock of SJW Corp. were granted to certain officers of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense of $27.02 per unit which is based on the award grant date fair value is being recognized over the service period beginning in 2016.
On January 26, 2016, certain officers of SJW Corp. were granted performance-based restricted stock units covering an aggregate target number of SJW Corp.'s shares of common stock equal to 12,473 that will vest based on the actual attainment of specified performance goals measured for the 2016 calendar year and continued service through December 31, 2016. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2016
(in thousands, except share and per share data)

of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $29.46 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of March 31, 2016, management believes that the performance goals will be met.
As of March 31, 2016, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $1,705. This cost is expected to be recognized over a remaining weighted average period of 1.19 years.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.'s recorded expenses were $40 and $39 for the three months ended March 31, 2016 and 2015, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 29, 2016 for the ESPP is approximately $55. This cost is expected to be recognized during the second and third quarters of 2016.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Land	$17,297	17,297
Buildings and improvements	57,262	57,015
Intangibles	329	329
Subtotal	74,888	74,641
Less: accumulated depreciation and amortization	13,599	13,207
Total	$61,289	61,434
Depreciation and amortization is computed using the straight-line method over the estimated life of the respective assets, ranging from 5 to 39 years.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2016
(in thousands, except share and per share data)

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company's pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Service cost	$1,240	1,363
Interest cost	1,878	1,711
Other cost	1,111	1,192
Expected return on assets	(1,895)	(1,817)
	$2,334	2,449

The following tables summarize the fair values of plan assets by major categories as of March 31, 2016 and December 31, 2015:

		Fair Value Measurements at March 31, 2016
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$8,494	$8,494	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	4,282	4,260	22	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	35,123	35,123	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,937	5,937	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	5,288	5,288	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,806	4,806	—	—
REIT	NAREIT - Equity REIT'S	5,616	—	5,616	—
Fixed Income (b)	(b)	39,235	—	39,235	—
Total		$108,781	$63,908	$44,873	$—
The Plan has a current target allocation of 55% invested in a diversified array of equity securities to provide long-term capital appreciation and 45% invested in a diversified array of fixed income securities and cash to provide preservation of capital plus generation of income.

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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2016
(in thousands, except share and per share data)

		Fair Value Measurements at December 31, 2015
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$9,500	$9,500	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Vaue	4,067	4,041	26	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	36,010	36,010	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,886	5,886	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	5,188	5,188	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,804	4,804	—	—
REIT	NAREIT - Equity REIT'S	5,346	—	5,346	—
Fixed Income (b)	(b)	38,614	—	38,614	—
Total		$109,415	$65,429	$43,986	$—
The Plan has a current target allocation of 55% invested in a diversified array of equity securities to provide long-term capital appreciation and 45% invested in a diversified array of fixed income securities and cash to provide preservation of capital plus generation of income.

(a)	Actively managed portfolio of securities with the goal to exceed the stated benchmark performance.

(b)
Actively managed portfolio of fixed income securities with the goal to exceed the Barclays 1-5 Year Government/Credit, Barclays Intermediate Government/Credit, and Merrill Lynch Preferred Stock Fixed Rate.

In 2016, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,652 to the pension plans and Social Welfare Plan. There have been no contributions to the pension plans and Social Welfare Plan for the three months ended March 31, 2016.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Corp. is a holding company with five subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas, and (v) SJW Group, Inc., a Delaware corporation formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware. On March 24, 2016, the PUCT issued a decision of approval for the reincorporation. A decision from the CPUC is expected in the second quarter of 2016.
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
SJW Corp.'s reportable segments have been determined based on information used by the chief operating decision maker. SJW Corp.'s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his senior staff. The senior staff reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiaries.
The tables below set forth information relating to SJW Corp.'s reportable segments and distribution of regulated and non-tariffed business activities within the reportable segments. Certain allocated assets, revenue and expenses have been included

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2016
(in thousands, except share and per share data)

in the reportable segment amounts. Other business activity of SJW Corp. not included in the reportable segments is included in the “All Other” category.

	For Three Months Ended March 31, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$58,141	1,204	1,767	—	58,141	2,971	61,112
Operating expense	48,121	882	1,032	496	48,121	2,410	50,531
Operating income (loss)	10,020	322	735	(496)	10,020	561	10,581
Net income (loss)	3,571	105	253	(551)	3,571	(193)	3,378
Depreciation and amortization	10,673	116	394	—	10,673	510	11,183
Senior note, mortgage and other interest expense	4,626	—	250	559	4,626	809	5,435
Income tax expense (benefit) in net income	2,272	106	141	(397)	2,272	(150)	2,122
Assets	$1,265,848	18,566	65,536	5,626	1,265,848	89,728	1,355,576

	For Three Months Ended March 31, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$58,887	1,447	1,778	—	58,887	3,225	62,112
Operating expense	46,922	962	1,024	399	46,922	2,385	49,307
Operating income (loss)	11,965	485	754	(399)	11,965	840	12,805
Net income (loss)	4,701	218	260	(484)	4,701	(6)	4,695
Depreciation and amortization	9,679	90	390	—	9,679	480	10,159
Senior note, mortgage and other interest expense	4,830	—	255	567	4,830	822	5,652
Income tax expense (benefit) in net income	2,818	182	145	(351)	2,818	(24)	2,794
Assets	$1,184,973	18,668	65,995	4,314	1,184,973	88,977	1,273,950
 *    For the three months ended March 31, 2016, the “All Other” category includes the accounts of SJW Corp. on a stand-alone basis and SJW Group, Inc. For the three months ended March 31, 2016, SJW Group, Inc. had no revenue or expenses recorded and as of March 31, 2016 held no assets. For the three months ended March 31, 2015, the “All Other” category includes the accounts of SJW Corp. on a stand-alone basis.

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Corp.'s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Corp., has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.
In April 2015, the FASB issued Accounting Standards Update ASU 2015-03, “Interest — Simplifying the Presentation of Debt Issuance Costs” which became effective for SJW Corp. during the first quarter of 2016. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” was issued to provide clarification to ASU 2015-03. The standard specifies that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This standard

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2016
(in thousands, except share and per share data)

required application on a retrospective basis. Upon adoption of the standard, SJW Corp. reclassified the presentation of debt issuance costs totaling $3,561 and $3,638 which was originally included in unamortized debt issuance, broker and reacquisition costs against its long-term debt on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. There was no impact from adopting the standard on SJW Corp.'s Consolidated Statements of Comprehensive Income, Changes in Shareholders' Equity, and Cash Flows for the three months ended March 31, 2016 and year ended December 31, 2015.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on the SJW Corp.'s condensed consolidated balance sheets as of March 31, 2016, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2016 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation technique during the three months ended March 31, 2016. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.'s long-term debt was approximately $498,618 and $500,035 as of March 31, 2016 and December 31, 2015, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $380,604 and $380,678 as of March 31, 2016 and December 31, 2015, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of March 31, 2016 and December 31, 2015, the fair value of the Company's investment in California Water Service Group was $6,925 and $6,030, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 8.	Regulatory Rate Filings
On January 5, 2015, San Jose Water Company filed General Rate Case Application No. 15-01-002 requesting authority for an increase of revenue of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017 and $17,567, or 5.36%, in 2018. This General Rate Case filing also includes several “special requests”, including but not limited to: (1) recovery of the under-collected balance of $4,752 in balancing accounts, (2) disbursement of the over-collected balance of $976 accrued in various memorandum accounts, and (3) implementation of a full revenue decoupling Water Revenue Adjustment Mechanism and associated Modified Cost Balancing Account. The ORA submitted testimony on April 23 2015, recommending increases of $23,468, or 8.54%, in 2016, $13,803, or 4.42%, in 2017 and $16,261, or 4.95% in 2018. San Jose Water Company and the CPUC's Office of Ratepayer Advocates (“ORA”) reached a settlement agreement on a range of issues, including full settlement on all contested utility plant in-service items. Evidentiary hearings to address all remaining unsettled items took place in June 2015 and briefs were submitted in July 2015. Since a decision was not reached by the end of 2015, the CPUC authorized San Jose Water Company to implement interim rates, effective January 1, 2016, until such time as a decision is adopted. Interim rates have been set equal to calendar year-end 2015 rates and will remain in effect until a decision is adopted. Any difference between interim rates and the rates ultimately approved will be tracked in a memorandum account and will submitted to the CPUC for recovery or refund. On April 22, 2016 the CPUC issued a proposed decision that is scheduled to be voted on at the May 26, 2016 CPUC business meeting.
On July 30, 2015, San Jose Water Company filed Application No. 15-07-027 with the CPUC seeking the authorization to implement a reincorporation of San Jose Water Company's parent holding company, SJW Corp., from its present form as a California corporation to a Delaware corporation. A prehearing conference was held in this matter on September 30, 2015. A decision in this matter is anticipated in the second quarter of 2016.
On December 11, 2015, San Jose Water Company along with three other California water utilities (the “Joint Parties”), filed a request for a one year postponement of their 2016 Cost of Capital (“COC”) filings scheduled for March 31, 2016. Pursuant to the CPUC's rate case plan, the Joint Parties were required to file their COC applications on a triennial basis with the next scheduled filing due on March 31, 2016. Postponing the filing for one year would alleviate administrative processing costs on the Joint Parties as well as the CPUC staff. On February 1, 2016, the CPUC's executive director approved the Joint Parties request for a one year postponement. Joint Parties are now required to file their next COC applications by March 31, 2017.
On December 15, 2015, San Jose Water Company filed Advice Letter No. 481 with the CPUC requesting authorization to re-implement a previously existing surcharge of $0.0492 per CCF to amortize the remaining uncollected balancing account

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2016
(in thousands, except share and per share data)

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
On February 5, 2016, San Jose Water Company filed Advice Letter No. 482 with the CPUC. With this advice letter San Jose Water Company requested authorization to recover the $7,668 balance accumulated in the WCMA during the period January 1, 2015 through December 31, 2015.  The WCMA is used to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the State of California and the SCVWD.  The requested $7,668 recovery is the net amount of the total drought related revenue reduction calculated in the WCMA offset by the drought surcharges collected during 2015.  As directed by the CPUC, the under-collection will be recovered via a surcharge of $0.1441 per CCF on the existing quantity rate for a period of 12 months from the date of CPUC approval. On April 21, 2016, the CPUC passed Resolution W-5095 approving San Jose Water Company's requested recovery.
On February 25, 2016, the CPUC passed Resolution W-5074 which affirmed San Jose Water Company's Water Shortage Contingency Plan in Schedule 14.1 with staged mandatory reductions and drought surcharges. Schedule 14.1 is the tariff that includes the drought allocations and drought surcharges currently in effect for residential customers and for dedicated landscape services. San Jose Water Company originally implemented Schedule 14.1 in June 2015 in response to the Governor’s Executive Order B-29-15, and by orders of the State Water Board and the CPUC. San Jose Water Company received protests from some customers and from ORA when Schedule 14.1 was implemented. The resolution in effect denies these protests and affirms San Jose Water Company’s Schedule 14.1.
On February 29, 2016, San Jose Water Company filed Advice Letter No. 483 with the CPUC. This advice letter requested authorization to increase revenue requirement by $1,659 via a rate base offset for 2015 calendar year plant additions related to the Montevina Water Treatment Plant Upgrade Project. With this increase, the bill for a residential customer using 15 CCF per month will increase by $0.46, or 0.55% per month. This requested increase was approved and became effective March 30, 2016.
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
On September 16, 2015, CLWSC filed an application with the PUCT requesting approval of the reincorporation of SJW Corp. from a California corporation to a Delaware corporation. A decision was issued on March 24, 2016 approving the reincorporation.

Note 9.	Balancing and Memorandum Account Recovery Procedures
In California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, cost of capital, WCMA, drought surcharges, Monterey Water Revenue Adjustment Mechanism, and other approved activities or as directed by the CPUC.
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve will be recorded for amounts SJW Corp. estimates will not be collected within the 24-month period. This reserve is based on the difference between authorized usage in the last general rate case decision and an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices,

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2016
(in thousands, except share and per share data)

and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in SJW Corp.'s financial statements.
Based on FASB ASC Topic 980-605-25—“Alternative Revenue Programs,” San Jose Water Company recognized $3,014 of lost revenues accumulated in the WCMA account for three months ended March 31, 2016. The regulatory asset this created was offset by a regulatory liability in the amount of $3,014 created by Tariff Rule 14.1 drought surcharges collected during the same period as allowed for in Advice Letter 473A which was approved by the CPUC and became effective June 15, 2015. These amounts have been recorded in the 2016 WCMA row shown in the table below.

	Three months ended March 31, 2016					Three months ended March 31, 2015
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$2,944	—	(517)	—	2,427	$—	—	—	—	—
2015 WCMA*	5,372	(20)	—	—	5,352	—	—	—	—	—
2016 WCMA	—	3,014	—	(3,014)	—	—	—	—	—	—
All others	594	517	(1)	—	1,110	(1,377)	423	165	—	(789)
Total memorandum accounts	8,910	3,511	(518)	(3,014)	8,889	(1,377)	423	165	—	(789)

Balancing accounts, net assets:
Water supply costs	2,771	(313)	(22)	—	2,436	890	(12)	(53)	—	825
Drought surcharges	(359)	—	(3,167)	3,014	(512)	—	—	—	—	—
Pension	(552)	280	(155)	—	(427)	1,412	(606)	(383)	—	423
2012 General Rate Case true-up	33,070	—	(2,498)	—	30,572	44,400	1,876	(2,759)	—	43,517
All others	1,366	(130)	(11)	—	1,225	1,736	(114)	(29)	—	1,593
Total balancing accounts	$36,296	(163)	(5,853)	3,014	33,294	$48,438	1,144	(3,224)	—	46,358

Total	$45,206	3,348	(6,371)	—	42,183	$47,061	1,567	(3,059)	—	45,569
* As of March 31, 2016, the reserve balance for the 2014 WCMA and 2015 WCMA was $1,278 and $2,343, respectively, which has been netted from the balances above. There was no reserve recorded for the 2014 WCMA and 2015 WCMA at March 31, 2015.
As of March 31, 2016, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,288. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2016
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of March 31, 2016 and December 31, 2015:

Description	March 31, 2016	December 31, 2015
Regulatory assets:
Income tax temporary differences, net	$8,184	8,184
Postretirement pensions and other medical benefits	109,168	109,168
Balancing and memorandum accounts, net	42,183	45,206
Other, net	6,005	6,005
Total regulatory assets, net in Consolidated Balance Sheets	$165,540	168,563
Less: current regulatory asset, net	14,977	16,542
Total regulatory assets, net, less current portion	$150,563	152,021

Note 11.	Texas Water Alliance Limited
On February 22, 2016, SJW Corp. entered into a purchase and sale agreement with the Guadalupe-Blanco River Authority (“GBRA”), pursuant to which SJW Corp. agreed to sell all of its equity interests in its wholly-owned subsidiary Texas Water Alliance Limited to GBRA for $31,000 in cash. Pursuant to the purchase and sale agreement, (i) upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Corp. four years following the closing. The purchase and sale agreement is subject to specified closing conditions, including without limitation the completion of a financing by GBRA to fund the purchase price.

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
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Corp.'s Annual Report on Form 10-K for the year ended December 31, 2015.
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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended March 31, 2016:

				% for Three months ended March 31, 2016 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	11%	10%
Warehouse building	Phoenix, Arizona	11	176,000	12%	9%
Warehouse building	Knoxville, Tennessee	30	361,500	32%	29%
Commercial building	Knoxville, Tennessee	15	135,000	45%	52%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 12,000 connections that serve approximately 37,000 people. CLWSC's service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA obtained groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to the area. In February 2016, we entered into an agreement with Guadalupe Blanco River Authority (“GBRA”), pursuant to which SJW Corp. agreed to sell all of its equity interest in TWA to GBRA for $31,000. The agreement is subject to specified closing conditions, including completion of a financing by GBRA to fund the purchase price.
SJW Group, Inc., a Delaware corporation, was formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware (the “Reincorporation”). The Reincorporation requires the approval of the CPUC and Public Utilities Commission of Texas (“PUCT”) and will not become effective until after we obtain such approvals. In July and September 2015, applications were filed with the CPUC and PUCT, respectively, to seek such approvals. On March 24, 2016, the PUCT issued a decision approving the Reincorporation. A decision from the CPUC is expected in the second quarter of 2016.

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

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2015 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2015.
Our critical accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2015. There has been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2015 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015.

Impact of Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which supersedes most of the current revenue recognition requirements, including most industry-specific guidance. On July 9, 2015, the FASB agreed to defer by one year the mandatory effective date but will also provide entities the option to adopt it as of the original effective date. The updated standard will become mandatory for SJW Corp. in the first quarter of 2018 and permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures and anticipates that the new standard will not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall" which will significantly change the recognition of changes in fair value of financial liabilities when the fair value option is elected and require equity investments to be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive income. The update is effective for SJW Corp. beginning in the first quarter of the fiscal year ending December 31, 2018. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The update will become effective for SJW Corp. in the first quarter of fiscal 2017. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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
Overview
SJW Corp.'s consolidated net income for the three months ended March 31, 2016 was $3,378, a decrease of $1,317, or approximately 28%, from $4,695 for the same period in 2015. The decrease in net income was primarily due to a decrease in operating revenue as a result of decreased water usage from conservation efforts during the recent drought, partially offset by an increase in rates and recognition of $2,994 in revenue from the WCMA. In addition, revenue for the three months ended March 31, 2015 included $1,876 related to the 2012 General Rate Case decision rehearing. No similar amount was recorded in the first quarter of 2016.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2016	2015
Water Utility Services	$59,345	60,334
Real Estate Services	1,767	1,778
	$61,112	62,112
The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2016 vs. 2015
	Increase/(decrease)
Water Utility Services:
Consumption changes	$(6,456)	(11)%
Increase in customers	121	—%
Rate increases	3,565	6%
Balancing and memorandum accounts:
2012 General Rate Case true-up	(1,876)	(3)%
Water Conservation Memorandum Account	2,994	5%
All other	662	1%
Real Estate Services	(10)	—%
	$(1,000)	(2)%
Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2016	2015
Water Utility Services	$49,003	47,884
Real Estate Services	1,032	1,024
All Other	496	399
	$50,531	49,307

The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2016 vs. 2015
	Increase/(decrease)
Water production expenses:
Change in surface water use	$62	—%
Change in usage and new customers	(3,964)	(8)%
Purchased water and groundwater extraction charge and energy price increase	3,127	6%
Total water production expenses	(775)	(2)%
Administrative and general	409	1%
Maintenance	443	1%
Property taxes and other non-income taxes	123	—%
Depreciation and amortization	1,024	2%
	$1,224	2%
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
CLWSC's water supply consists of groundwater from wells and purchased treated and untreated raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. Effective January 1, 2016, production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are required to submit groundwater pump tax based upon usage.
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2016	2015
Purchased water	3,179	3,543	(364)	(5)%
Groundwater	2,498	3,590	(1,092)	(14)%
Surface water	887	922	(35)	—%
Reclaimed water	46	73	(27)	—%
	6,610	8,128	(1,518)	(19)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for March 31, 2016 and 2015 approximated 7.6% and 8.0%, respectively, as a percentage of total production. The estimated unaccounted-for water is primarily due to a higher loss percentage due to the impact of lower flows through the system as a result of conservation activities, partially offset by Water Utility Services' main replacements and lost water reduction programs.
Water production expenses
For the three months ended March 31, 2016 compared to the same period in 2015, the decrease in water production expenses was primarily attributable to a decrease in customer water usage. This decrease was partially offset by higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 2015, SCVWD increased the unit price of purchased water by approximately 17% and the groundwater extraction charge by approximately 20%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $1,999 for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $1,024 in depreciation and amortization expense due to increases in utility plant, an increase of $443 in maintenance expenses due to annual wage increases and station repairs and maintenance, and an increase of $409 in administrative and general expenses due to an increase in salaries, partially offset by a decrease in pension expense, and a decrease in regulatory surcharges as a result of lower usage.
Other (Expense) Income
For the three months ended March 31, 2016 compared to the same period in 2015, the change in other (expense) income was primarily due to a decrease in interest on long-term debt as result of increased capitalized interest on utility plant.
Provision for Income Taxes
For the three months ended March 31, 2016 compared to the same period in 2015, income tax expense decreased $673 primarily as a result of lower pre-tax income. The effective consolidated income tax rates were 39% and 37% for the three months ended March 31, 2016 and March 31, 2015, respectively.
SJW Corp. is currently undergoing an income tax examination by the California Franchise Tax Board for refund claims for fiscal years 2008 through 2012.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three months ended March 31, 2016 compared to the same period in 2015 was due to the change in market value of the Company's investment in California Water Service Group.
Water Supply
On April 4, 2016, SCVWD's 10 reservoirs were approximately 66% full with 111,206 acre-feet of water in storage. As reported by the SCVWD, the rainfall was approximately 107% of the seasonal average for the current rainfall season that commenced on July 1, 2015 and ends on June 30, 2016. The rainfall at San Jose Water Company's Lake Elsman was measured at 42.88 inches for the current rainfall season which is approximately 132.6% of the five-year average. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD's total annual supply. As of April 1, 2016, the SCVWD reported that allocations from the state and federal water project are approximately 45% and 55%, respectively, of amounts requested in 2016. SCVWD also reported that they are taking advantage of recently improved water supply conditions by increasing groundwater recharge operations. The groundwater level in the Santa Clara Plain was higher than the five-year average by approximately 3 feet. According to SCVWD, the predicted total groundwater storage at the end of 2016 will remain in the severe stage if the remainder of 2016 is dry and no water use reduction measures are implemented.
On April 1, 2016, San Jose Water Company's Lake Elsman was at overflow and contained 6,153 acre-feet of water, of which approximately 5,693 acre-feet can be utilized. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company's results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. San Jose Water Company believes that its various potable water sources will be sufficient to meet customer demand through the remainder of 2016.
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and political and regulatory activities that have occurred in response to ongoing drought conditions.
SJW Corp. and San Jose Water Company provide additional information on their web sites relating to ongoing water conservation measures taken or to be taken in response to the historical drought conditions in California, including information on customer water usage. The web sites are accessible at www.sjwater.com and www.sjwcorp.com. SJW Corp. intends to update the web sites as appropriate during the period in which the water shortage contingency plan of SCVWD remains in effect. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.
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

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2016, SJW Corp. generated cash flows from operations of approximately $32,100, compared to $27,200 for the same period in 2015. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $4,900. This increase was caused by a combination of the following factors: (1) collections of previously billed and accrued receivables increased by $4,100, (2) change in general working capital caused a $2,100 increase, (3) recognition and collection of the balancing and memorandum accounts drove an increase of $1,600, (4) net collection of taxes receivable was $1,000 more than prior period, (5) offset by, a decrease of $3,900 in amounts previously invoiced and accruals related to groundwater extraction charges, purchased water and purchased power.
As of March 31, 2016, Water Utility Services' write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2015. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the three months ended March 31, 2016, SJW Corp. used cash flows in investing activities of approximately $34,500, compared to $21,500 for the same period in 2015. SJW Corp. used approximately $31,600 of cash for company-funded capital expenditures, $1,500 for developer-funded capital expenditures, $1,000 for asset acquisitions and rights to provide water service, and $400 in utility plant retirement costs.
Water Utility Services' budgeted capital expenditures for 2016, exclusive of capital expenditures financed by customer contributions and advances, are $144,951. As of March 31, 2016, approximately $31,600 or 22% of the $144,951 has been spent.
Water Utility Services' capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $618,173 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and PUCT approval. Included in this amount is $46,900 relating to upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2016 increased by approximately $8,500 from the same period in the prior year, primarily as a result of an increase in net borrowings on the line of credit and an increase in receipts of advances and contributions in aid of construction.

Sources of Capital:
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of March 31, 2016, San Jose Water Company's funded debt and equity were approximately 45% and 55%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt and the issuance of equity, all of which will be consistent with the regulator's guidelines.

SJW Corp.'s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As a result, SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2016.
San Jose Water Company's unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2016, San Jose Water Company's funded debt was 45% of total capitalization and the net income available for interest charges was 433% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2016.
San Jose Water Company's loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2016, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.'s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2016, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of March 31, 2016, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit and $85,000 was available to San Jose Water Company under another line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At March 31, 2016, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $57,500. These lines of credit bear interest at variable rates. They will expire on September 1, 2016. The cost of borrowing on SJW Corp.'s short-term credit facilities has averaged 1.4% as of March 31, 2016. SJW Corp., on a consolidated basis, has the following affirmative covenants on its unsecured bank line of credit: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2016, SJW Corp.'s funded debt was 50% of total capitalization and the net income available for interest charges was 369% of interest charges. As of March 31, 2016, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2016, San Jose Water Company was in compliance with all covenants.
On February 22, 2016, SJW Corp. entered into a purchase and sale Agreement with the GBRA pursuant to which SJW Corp. agreed to sell all of its equity interest in TWA to GBRA for $31,000 in cash. Pursuant to the purchase and sale agreement, (i) upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Corp. four years following the closing. The TWA Agreement is subject to specified closing conditions, including without limitation, the completion of a financing by GBRA to fund the purchase price. There is no guarantee that all of the closing conditions will be satisfied, and the failure to complete the sale of TWA may adversely affect the financial conditions and results of operations of SJW Corp.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Corp.'s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 259,151 shares of common stock of California Water Service Group as of March 31, 2016, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.

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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Corp.'s Form 10-K for the year ended December 31, 2015, and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factor listed below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Corp.'s Form 10-K for the year ended December 31, 2015.

We recently entered into an agreement to sell all of our equity interests in TWA, and there is no guarantee that we will be able to close the sale in a timely manner or at all.

On February 22, 2016, SJW Corp. entered into a purchase and sale agreement with the GBRA, a conservation and reclamation district and political subdivision of the State of Texas, pursuant to which SJW Corp. agreed to sell all of its equity interests in TWA to GBRA for $31 million in cash.  Pursuant to the purchase and sale agreement, (i) upon closing of the transaction, GBRA will hold back $3 million in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Corp. four years following the closing. The purchase and sale agreement is subject to specified closing conditions, including without limitation, the completion of a financing by GBRA to fund the purchase price. There is no guarantee that all of the closing conditions will be satisfied in a timely manner, or at all. If we are not able to close the sale of TWA timely, or at all, it may adversely affect our business and financial condition.

ITEM 5.	OTHER INFORMATION
On April 27, 2016 the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.2025 per share of common stock. The dividend will be paid on June 1, 2016 to shareholders of record as of the close of business on May 9, 2016.
SJW Corp. post information about the operating and financial performance of SJW Corp. and its subsidiaries on its web sites at www.sjwater.com and www.sjwcorp.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	May 2, 2016	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Performance Goals for the Chief Executive Officer 2016 Fiscal Year Bonus. Incorporated by reference to Exhibit 10.51 to Form 10-K filed for the year ended December 31, 2015.

10.2	Offer Letter to Mr. Andrew Gere dated March 14, 2016. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.