Form 10-Q
period 2016-06-30
SJW CORP
filed 2016-08-01
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 22, 2016, there were 20,442,128 shares of the registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
OPERATING REVENUE	$86,944	72,402	$148,056	134,514
OPERATING EXPENSE:
Production Expenses:
Purchased water	14,485	16,002	24,182	25,286
Power	1,614	1,528	2,851	2,700
Groundwater extraction charges	8,312	6,197	14,760	14,133
Other production expenses	3,272	3,065	6,504	6,062
Total production expenses	27,683	26,792	48,297	48,181
Administrative and general	11,536	11,464	23,241	22,760
Maintenance	4,054	3,844	7,865	7,212
Property taxes and other non-income taxes	2,684	2,890	5,902	5,985
Depreciation and amortization	11,187	10,202	22,370	20,361
Total operating expense	57,144	55,192	107,675	104,499
OPERATING INCOME	29,800	17,210	40,381	30,015
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(5,007)	(5,299)	(10,046)	(10,638)
Mortgage and other interest expense	(462)	(319)	(858)	(632)
Gain on sale of California Water Service Group stock	3,197	—	3,197	—
Dividend income	8	44	53	87
Other, net	150	230	459	523
Income before income taxes	27,686	11,866	33,186	19,355
Provision for income taxes	10,911	4,405	13,033	7,199
NET INCOME	16,775	7,461	20,153	12,156
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investment	487	(255)	1,017	(270)
Reclassification adjustment for gain realized on sale of investments	(1,742)	—	(1,742)	—
COMPREHENSIVE INCOME	$15,520	7,206	$19,428	11,886
EARNINGS PER SHARE
Basic	$0.82	0.37	$0.99	0.60
Diluted	$0.82	0.36	$0.98	0.59
DIVIDENDS PER SHARE	$0.20	0.20	$0.41	0.39
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,437,612	20,357,068	20,425,678	20,342,064
Diluted	20,578,585	20,501,437	20,569,790	20,490,938

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Utility plant:
Land	$17,930	17,853
Depreciable plant and equipment	1,495,627	1,438,321
Construction in progress	64,373	45,573
Intangible assets	23,906	22,675
	1,601,836	1,524,422
Less accumulated depreciation and amortization	509,244	487,659
	1,092,592	1,036,763
Real estate investments	62,082	74,641
Less accumulated depreciation and amortization	11,090	13,207
	50,992	61,434
CURRENT ASSETS:
Cash and cash equivalents	12,518	5,239
Accounts receivable:
Customers, net of allowances for uncollectible accounts	17,262	16,390
Income tax	4,505	10,852
Other	1,699	2,192
Accrued unbilled utility revenue	24,575	17,417
Long-lived assets held-for-sale	9,907	—
Current regulatory assets, net	17,722	16,542
Other current assets	4,526	4,744
	92,714	73,376
OTHER ASSETS:
Investment in California Water Service Group	3,493	6,030
Net regulatory assets, less current portion	151,619	152,021
Other	7,927	7,701
	163,039	165,752
	$1,399,337	1,337,325

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,442,128 shares on June 30, 2016 and 20,381,949 on December 31, 2015	$10,648	10,616
Additional paid-in capital	69,748	68,636
Retained earnings	314,040	302,220
Accumulated other comprehensive income	1,586	2,311
Total shareholders' equity	396,022	383,783
Long-term debt, less current portion	364,172	377,187
	760,194	760,970
CURRENT LIABILITIES:
Line of credit	55,925	34,600
Current portion of long-term debt	11,621	3,491
Accrued groundwater extraction charges, purchased water and power	10,716	7,163
Accounts payable	23,768	16,196
Accrued interest	6,200	6,193
Accrued property taxes and other non-income taxes	827	1,622
Accrued payroll	4,440	4,203
Other current liabilities	6,585	6,155
	120,082	79,623
DEFERRED INCOME TAXES	208,407	198,775
ADVANCES FOR CONSTRUCTION	80,048	76,572
CONTRIBUTIONS IN AID OF CONSTRUCTION	146,526	141,194
POSTRETIREMENT BENEFIT PLANS	73,078	70,230
OTHER NONCURRENT LIABILITIES	11,002	9,961
COMMITMENTS AND CONTINGENCIES	—	—
	$1,399,337	1,337,325

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$20,153	12,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,204	21,152
Deferred income taxes	10,049	2,170
Share-based compensation	852	761
Gain on sale of California Water Service Group stock	(3,197)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(7,489)	(3,340)
Accounts payable and other current liabilities	(1,012)	92
Accrued groundwater extraction charges, purchased water and power	3,553	2,569
Tax receivable and accrued taxes	6,141	4,741
Postretirement benefits	2,848	2,641
Regulatory assets and liability related to balancing and memorandum accounts	(780)	4,190
Other changes, net	552	(2,114)
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,874	45,018
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(62,859)	(37,897)
Contributions in aid of construction	(3,286)	(6,151)
Additions to real estate investments	(248)	(99)
Payments for business/asset acquisition and water rights	(1,060)	(991)
Payments to retire utility plant, net of salvage	(808)	(2,532)
Proceeds from sale of California Water Service Group stock	4,510	—
NET CASH USED IN INVESTING ACTIVITIES	(63,751)	(47,670)
FINANCING ACTIVITIES:
Borrowings from line of credit	33,875	41,900
Repayments of line of credit	(12,550)	(34,900)
Repayments of long-term borrowings	(4,885)	(314)
Debt issuance costs	(249)	—
Dividends paid	(8,274)	(7,936)
Employee stock purchase plan proceeds	451	433
Tax benefits realized from restricted and deferred stock units	202	634
Receipts of advances and contributions in aid of construction	8,750	6,797
Refunds of advances for construction	(1,164)	(1,123)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,156	5,491
NET CHANGE IN CASH AND CASH EQUIVALENTS	7,279	2,839
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,239	2,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,518	5,238
Cash paid (received) during the period for:
Interest	$11,943	11,905
Income taxes	(3,783)	(448)
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	9,061	5,842
Utility property installed by developers	3,907	460

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation” which modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that operate as registered money market funds. ASU 2015-02 became effective for SJW Corp. in the first quarter of 2016. The adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.
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
In response to the ongoing drought in California, on November 13, 2015, Governor Edmund Brown Jr. issued Executive Order B-36-15 to bolster the state's drought response.  On November 24, 2015, the Santa Clara Valley Water District (“SCVWD”) extended their call for 30% conservation and restriction on outdoor watering of ornamental landscapes two days a week through June 30, 2016. On February 2, 2016, the State Water Board adopted an extended and revised emergency regulation to ensure that urban water conservation continues through October 2016. On May 9, 2016 Governor Brown issued an executive order to build on temporary statewide emergency water restrictions and to establish longer term water conservation measures, including permanent monthly water use reporting, new permanent water use standards in California communities and bans on clearly wasteful practices. On May 18, 2016, the State Water Board adopted a new approach to the water conservation regulation and replaced the prior percentage reduction-based water conservation standard with the new approach for ensuring at least a three year supply of water based on local conditions. On June 14, 2016, the SCVWD reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two to three effective July 1, 2016 through January 31, 2017.
Effective June 15, 2015, San Jose Water Company was authorized by the California Public Utilities Commission (“CPUC”) to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer's water usage. On June 24, 2016, San Jose Water Company filed with the CPUC to amend its water shortage contingency plan with mandatory water usage reductions and drought surcharges to reflect the SCVWD's changes. This request was approved by the CPUC with an effective date of July 1. The drought surcharges are not recorded in revenue. Rather, they are recorded in a regulatory liability account which has been authorized by the CPUC to track lost revenues from conservation. The amount recorded in this surcharge account is being used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts. As of June 30, 2016, San Jose Water Company had accumulated a balance of approximately $1,716 in the drought surcharge account. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters because of the ongoing drought.
Effective March 31, 2014, San Jose Water Company received approval from the CPUC to institute a Mandatory Conservation Revenue Adjustment Memorandum Account. This account was subsequently replaced with a Water Conservation Memorandum Account (“WCMA”). The WCMA allows San Jose Water Company to track lost revenue associated with reduced sales due to the ongoing drought and the associated calls for water use reduction from the SCVWD. San Jose Water

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
(in thousands, except share and per share data)

Company records the lost revenue captured in the WCMA regulatory accounts once the revenue recognition requirements of FASB ASU Topic 980 - “Regulated Operations,” subtopic 605-25 are met. For further discussion, please see Note 8 and Note 9.
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2016 and 2015, 2,470 and 1,321 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2016 and 2015, 4,087 and 1,439 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended June 30, 2016 and 2015, the amounts allocated to administrative and general expense were $422 and $392, respectively. For the six months ended June 30, 2016 and 2015, the amounts allocated to administrative and general expense were $834 and $791, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of June 30, 2016, the remaining number of shares available under the Incentive Plan was 993,954, and an additional 230,182 shares were issuable under outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company's ESPP.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$—	—	$79	76
Restricted stock and deferred restricted stock	379	362	773	685
Total compensation costs charged to income	$379	362	$852	761
Excess tax benefits realized from stock issuance:
Restricted stock and deferred restricted stock	$94	108	$202	634
Total excess tax benefits realized from stock issuance	$94	108	$202	634
Proceeds from ESPP and similar instruments:
ESPP	$—	—	$451	433
Total proceeds from the ESPP and similar instruments	$—	—	$451	433

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
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
On January 26, 2016, certain officers of SJW Corp. were granted performance-based restricted stock units covering an aggregate target number of SJW Corp.'s shares of common stock equal to 12,473 that will vest based on the actual attainment of specified performance goals measured for the 2016 calendar year and continued service through December 31, 2016. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $29.46 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of June 30, 2016, management believes that the performance goals will be met.
On April 27, 2016, restricted stock units covering an aggregate of 7,656 shares of common stock of SJW Corp. were granted to the non-employee board members of SJW Corp. The units vest upon continuous board service through the day immediately preceding the date of the next annual shareholder meeting with no dividend equivalent rights. Share-based compensation expense of $35.79 per unit which is based on the award grant date fair value is being recognized over the service period beginning in 2016.
As of June 30, 2016, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $1,653. This cost is expected to be recognized over a remaining weighted average period of 1.10 years.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.'s recorded expenses were $47 and $87 for the three and six months ended June 30, 2016, respectively, and $43 and $82 for the three and six months ended June 30, 2015, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 29, 2016 for the ESPP is approximately $15. This cost is expected to be recognized during the third quarter of 2016.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Land	$15,233	17,297
Buildings and improvements	46,700	57,015
Intangibles	149	329
Subtotal	62,082	74,641
Less: accumulated depreciation and amortization	11,090	13,207
Total	$50,992	61,434
Depreciation and amortization is computed using the straight-line method over the estimated life of the respective assets, ranging from 5 to 39 years.
In 2015, SJW Land Company was notified by the Arizona Department of Transportation (“ADOT”) that in order to achieve their goals of developing a new freeway extension, they, in conjunction with the Federal Highway Commission, would be exercising their powers of eminent domain for SJW Land Company's warehouse building located in Phoenix, Arizona. During the second quarter of 2016, management negotiated a settlement value with ADOT. Final settlement is expected by the end of

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
(in thousands, except share and per share data)

2016. The company has reclassified the Arizona property as held-for-sale in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2016. Reclassification to held-for-sale represents a change in circumstances in the intended use of such facility and as such, the company has reviewed the asset for impairment. SJW Corp. performed a recoverability test of estimated sales proceeds less cost to sell the property in accordance with FASB ASC Topic 360 - “Property, Plant and Equipment.” As a result of this recoverability test, SJW Corp. determined that the carrying value was recoverable and no impairment exists. The mortgage loan for the Arizona warehouse building was due on July 1, 2016. SJW Land Company paid off the remaining loan balance of $2,938 on June 30, 2016.
The Arizona warehouse building is included in SJW Corp.'s “Real Estate Services” reportable segment as disclosed in Note 5. Prior to reclassification of the property as held-for-sale, depreciation expense on the building was $68 and $135 for the three and six months ended June 30, 2016. The following represents the major components of the Arizona warehouse building recorded in long-lived assets held-for-sale on SJW Corp.'s condensed consolidated balance sheets as of June 30, 2016:

June 30, 2016
Land	$2,064
Buildings and improvements	10,563
Subtotal	12,627
Less: accumulated depreciation and amortization	2,720
Total	$9,907

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company's pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$1,249	1,363	$2,490	2,726
Interest cost	1,858	1,711	3,736	3,423
Other cost	1,091	1,192	2,201	2,384
Expected return on assets	(1,893)	(1,817)	(3,788)	(3,633)
	$2,305	2,449	$4,639	4,900

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of June 30, 2016 and December 31, 2015:

		Fair Value Measurements at June 30, 2016
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$5,084	$5,084	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	4,573	4,545	28	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	36,908	36,908	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	6,509	6,509	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	5,629	5,629	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,661	4,661	—	—
REIT	NAREIT - Equity REIT'S	5,989	—	5,989	—
Fixed Income (b)	(b)	42,038	—	42,038	—
Total		$111,391	$63,336	$48,055	$—
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

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
(in thousands, except share and per share data)

In 2016, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,613 to the pension plans and Social Welfare Plan. For the three and six months ended June 30, 2016, $1,380 has been contributed to the pension plans and Social Welfare Plan.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Corp. is a holding company with five subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which has acquired permits and leases necessary to develop a water supply project in Texas, and (v) SJW Group, Inc., a Delaware corporation formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware. The CPUC and Public Utilities Commission of Texas (“PUCT”) issued a decision authorizing the reincorporation on May 26, 2016 and March 24, 2016, respectively. We intend to cause the reincorporation to become effective in the second half of 2016, subject to the completion of certain legal formalities, including obtaining required consents by certain third parties.
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

	For Three Months Ended June 30, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$83,746	1,542	1,656	—	83,746	3,198	86,944
Operating expense	54,667	1,038	1,021	418	54,667	2,477	57,144
Operating income (loss)	29,079	504	635	(418)	29,079	721	29,800
Net income (loss)	15,023	214	178	1,360	15,023	1,752	16,775
Depreciation and amortization	10,676	118	393	—	10,676	511	11,187
Senior note, mortgage and other interest expense	4,655	—	240	574	4,655	814	5,469
Income tax expense (benefit) in net income	9,705	168	107	931	9,705	1,206	10,911
Assets	$1,314,565	18,976	64,867	929	1,314,565	84,772	1,399,337

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
(in thousands, except share and per share data)

	For Three Months Ended June 30, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$69,011	1,588	1,803	—	69,011	3,391	72,402
Operating expense	52,555	1,343	1,003	291	52,555	2,637	55,192
Operating income (loss)	16,456	245	800	(291)	16,456	754	17,210
Net income (loss)	7,556	55	272	(422)	7,556	(95)	7,461
Depreciation and amortization	9,693	121	388	—	9,693	509	10,202
Senior note, mortgage and other interest expense	4,814	—	255	549	4,814	804	5,618
Income tax expense (benefit) in net income	4,457	93	163	(308)	4,457	(52)	4,405
Assets	$1,205,819	18,611	67,066	4,361	1,205,819	90,038	1,295,857

	For Six Months Ended June 30, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$141,887	2,746	3,423	—	141,887	6,169	148,056
Operating expense	102,788	1,920	2,053	914	102,788	4,887	107,675
Operating income (loss)	39,099	826	1,370	(914)	39,099	1,282	40,381
Net income (loss)	18,594	319	431	809	18,594	1,559	20,153
Depreciation and amortization	21,349	234	787	—	21,349	1,021	22,370
Senior note, mortgage and other interest expense	9,281	—	490	1,133	9,281	1,623	10,904
Income tax expense (benefit) in net income	11,977	274	248	534	11,977	1,056	13,033
Assets	$1,314,565	18,976	64,867	929	1,314,565	84,772	1,399,337

	For Six Months Ended June 30, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$127,898	3,035	3,581	—	127,898	6,616	134,514
Operating expense	99,477	2,305	2,027	690	99,477	5,022	104,499
Operating income (loss)	28,421	730	1,554	(690)	28,421	1,594	30,015
Net income (loss)	12,257	273	532	(906)	12,257	(101)	12,156
Depreciation and amortization	19,372	211	778	—	19,372	989	20,361
Senior note, mortgage and other interest expense	9,644	—	510	1,116	9,644	1,626	11,270
Income tax expense (benefit) in net income	7,275	275	308	(659)	7,275	(76)	7,199
Assets	$1,205,819	18,611	67,066	4,361	1,205,819	90,038	1,295,857
 *    The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis and SJW Group, Inc. For the three and six months ended June 30, 2016 and 2015, SJW Group, Inc. had no revenue or expenses recorded and held no assets as of June 30, 2016.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
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
In April 2015, the FASB issued Accounting Standards Update ASU 2015-03, “Interest — Simplifying the Presentation of Debt Issuance Costs” which became effective for SJW Corp. during the first quarter of 2016. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” was issued to provide clarification to ASU 2015-03. The standard specifies that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This standard required application on a retrospective basis. Upon adoption of the standard, SJW Corp. reclassified the presentation of debt issuance costs totaling $3,561 and $3,638 which was originally included in unamortized debt issuance, broker and reacquisition costs against its long-term debt on the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively. There was no impact from adopting the new standard on SJW Corp.'s Consolidated Statements of Comprehensive Income, Changes in Shareholders' Equity, and Cash Flows for the six months ended June 30, 2016 and year ended December 31, 2015.
On June 1, 2016, San Jose Water Company entered into a $125,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the lender (the “Lender”). The Credit Agreement provides an unsecured credit facility with a letter of credit sublimit of $10,000. Proceeds of borrowings under the Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The Credit Agreement has a maturity date of June 1, 2021.
The Credit Agreement contains customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. The Credit Agreement also includes certain financial covenants that require the Company to maintain a maximum funded debt to capitalization ratio and a minimum interest coverage ratio.
On June 1, 2016, the company entered into a fourth amendment to San Jose Water Company’s existing $85,000 credit agreement, dated as of March 1, 2012, as amended from time to time (the “WF Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) thereby reducing the maximum principal amount available under such line of credit to $3,060. Pursuant to such amendment, no further borrowing is permitted under the WF Credit Agreement and the WF Credit Agreement will remain outstanding for the sole purpose of reimbursing Wells Fargo for any draws against outstanding letters of credit totaling $3,000 for the California Department of Water Resources' Safe Drinking Water State Revolving Fund (“SDWSRF”) loans and related fees until such letters of credit are replaced or terminated. All outstanding borrowings under the WF Credit Agreement have been paid off as of June 30, 2016. Under both the Credit Agreement and the WF Credit Agreement total borrowings shall not exceed $125,000. On June 29, 2016, San Jose Water Company paid off the SDWSRF loans' remaining balance of $1,823 which had a maturity date in 2027.
On June 1, 2016, SJW Corp. and SJW Land Company (collectively, the “Borrowers”), entered into a $15,000 credit agreement with the Lender (the “SJW Corp. Credit Agreement”), which provides an unsecured credit facility to the Borrowers with a letter of credit sublimit of $5,000. The SJW Corp. Credit Agreement matures on June 1, 2021. Borrowings under the SJW Corp. Credit Agreement bear interest under the same terms and conditions as those in the Credit Agreement. The SJW Corp. Credit Agreement replaced the then outstanding $15,000 credit agreement, dated March 1, 2012, as amended from time to time, between the Borrowers and Wells Fargo, which was paid off and terminated.
In addition, on June 1, 2016, SJW Corp., as guarantor, and SJWTX, Inc. (the “Borrower”), entered into a $5,000 credit agreement with the Lender (the “SJWTX Credit Agreement”), which provides an unsecured credit facility to the Borrower with a letter of credit sublimit of $1,000. The SJWTX Credit Agreement matures on June 1, 2021.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on the SJW Corp.'s condensed consolidated balance sheets as of June 30, 2016, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2016 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation technique during the three

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
(in thousands, except share and per share data)

months ended June 30, 2016. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.'s long-term debt was approximately $481,687 and $500,035 as of June 30, 2016 and December 31, 2015, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $375,793 and $380,678 as of June 30, 2016 and December 31, 2015, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of June 30, 2016 and December 31, 2015, the fair value of the Company's investment in California Water Service Group was $3,493 and $6,030, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 8.	Regulatory Rate Filings
On January 5, 2015, San Jose Water Company filed General Rate Case Application No. 15-01-002 requesting authority for an increase of revenue of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017 and $17,567, or 5.36%, in 2018. On June 9, 2016 the CPUC issued Decision 16-06-004 approving two partial settlements, resolving disputed issues and adopting revenue requirements for San Jose Water Company. The decision authorizes an increase of 8.60% in authorized revenue requirement effective January 1, 2016. Updated rates were implemented on June 14, 2016. Rates and revenue for 2017 and 2018 will be determined based on the forecasted change in the consumer price index from the preceding year. The decision also approved the requested recovery of the net under-collected balance of $3,776 accumulated in various balancing and memorandum accounts. This balance was previously recorded by the Company as revenue through the balancing and memorandum accounts in prior periods in accordance with San Jose Water Company's revenue recognition policy. Since a decision was not reached by the end of 2015, the CPUC authorized San Jose Water Company to implement a surcharge to true-up the difference between interim rates for the period January 1, 2016 to the implementation date of updated rates on June 14, 2016. On June 28, 2016, San Jose Water Company filed Advice Letter 492 seeking recovery of $8,767 which was not collected over the period January 1, 2016 through June 13, 2016 due to the delayed decision. Subsequently, under the CPUC staff's direction, this filing was amended to include previously uncollected revenue from the prior general rate case in the amount of $524, for a total recovery of $9,291. San Jose Water Company's request was approved and a surcharge of $0.1832 per CCF was implemented effective July 9, 2016 to recover this balance.
On July 30, 2015, San Jose Water Company filed Application No. 15-07-027 with the CPUC seeking the authorization to implement a reincorporation of San Jose Water Company's parent holding company, SJW Corp., from its present form as a California corporation to a Delaware corporation. On May 26, 2016, the CPUC issued Decision 16-05-037 authorizing the reincorporation.
On June 10, 2016, San Jose Water Company filed Advice Letter No. 490 with the CPUC requesting authorization to increase revenues by $21,439, or approximately 6.72%. This increase is intended to recover increased costs for purchased water and ground water production charged by the SCVWD. As directed by the CPUC's Water Division, the revenue increase will be recovered via surcharges on the existing quantity rate. The request was authorized and effective on July 1, 2016.
San Jose Water Company filed Advice Letters 491 and 493 on June 24, 2016 and June 30, 2016, respectively, with the CPUC to revise the existing Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges. The applicable tariffs were revised to reflect the locally-developed conservation standard of a 20% reduction from 2013 usage levels. With these advice letters San Jose Water Company proposed to ease the existing drought allocations and existing drought rules. San Jose Water Company's requested changes were approved by the CPUC with an effective date of July 1, 2016.
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
June 30, 2016
(in thousands, except share and per share data)

Note 9.	Balancing and Memorandum Account Recovery Procedures
In California, San Jose Water Company has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, WCMA, drought surcharges, Monterey Water Revenue Adjustment Mechanism, and other approved activities or as directed by the CPUC.
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve will be recorded for amounts SJW Corp. estimates will not be collected within the 24-month period. This reserve is based on the difference between authorized usage in the last general rate case decision and an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Corp.'s financial statements.
Based on ASC Topic 980-605-25, San Jose Water Company recognized $3,747 and $6,761 of lost revenues accumulated in the 2016 WCMA account for three and six months ended June 30, 2016, respectively. This regulatory asset was offset by a regulatory liability in the amount of $3,747 and $6,761 for three and six months ended June 30, 2016, respectively, created by Tariff Rule 14.1 drought surcharges collected during the same period as allowed for in Advice Letter 473A which was approved by the CPUC and became effective June 15, 2015. These amounts have been recorded in the 2016 WCMA row shown in the tables below.
On June 28, 2016, San Jose Water Company filed Advice Letter 492 for a surcharge of $8,767 to true-up the difference between interim rates and 2015 General Rate Case authorized rates, which is expected to be collected during a 12-month recovery period once approved. The $8,767 of revenue was recorded in the 2015 General Rate Case true-up row in the table below. This amount includes $185 related to water supply accounts that have previously been recorded and have been deducted from the appropriate row in the table below.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
(in thousands, except share and per share data)

	Three months ended June 30, 2016					Three months ended June 30, 2015
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$2,427	(152)	(712)	—	1,563	$—	—	—	—	—
2015 WCMA*	5,352	(77)	(528)	—	4,747	—	—	—	—	—
2016 WCMA	—	3,747	—	(3,747)	—	—	—	—	—	—
All others	1,110	551	—	—	1,661	(789)	397	163	—	(229)
Total memorandum accounts	8,889	4,069	(1,240)	(3,747)	7,971	(789)	397	163	—	(229)

Balancing accounts, net assets:
Water supply costs	2,436	257	(52)	—	2,641	825	304	(59)	—	1,070
Drought surcharges	(512)	—	(4,951)	3,747	(1,716)	—	—	(80)	—	(80)
Pension	(427)	280	(373)	—	(520)	423	143	(427)	—	139
2012 General Rate Case true-up	30,572	—	(2,832)	—	27,740	43,517	61	(3,211)	—	40,367
2015 General Rate Case true-up	—	8,767	—	—	8,767	—	—	—	—	—
All others	1,225	(97)	(27)	—	1,101	1,593	(108)	(32)	—	1,453
Total balancing accounts	$33,294	9,207	(8,235)	3,747	38,013	$46,358	400	(3,809)	—	42,949

Total	$42,183	13,276	(9,475)	—	45,984	$45,569	797	(3,646)	—	42,720

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
(in thousands, except share and per share data)

	Six months ended June 30, 2016					Six months ended June 30, 2015
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$2,944	(152)	(1,229)	—	1,563	$—	—	—	—	—
2015 WCMA*	5,372	(97)	(528)	—	4,747	—	—	—	—	—
2016 WCMA	—	6,761	—	(6,761)	—	—	—	—	—	—
All others	594	1,068	(1)	—	1,661	(1,377)	821	327	—	(229)
Total memorandum accounts	8,910	7,580	(1,758)	(6,761)	7,971	(1,377)	821	327	—	(229)

Balancing accounts, net assets:
Water supply costs	2,771	(56)	(74)	—	2,641	890	292	(112)	—	1,070
Drought surcharges	(359)	—	(8,118)	6,761	(1,716)	—	—	(80)	—	(80)
Pension	(552)	560	(528)	—	(520)	1,412	(463)	(810)	—	139
2012 General Rate Case true-up	33,070	—	(5,330)	—	27,740	44,400	1,937	(5,970)	—	40,367
2015 General Rate Case true-up	—	8,767	—	—	8,767	—	—	—	—	—
All others	1,366	(227)	(38)	—	1,101	1,736	(223)	(60)	—	1,453
Total balancing accounts	$36,296	9,044	(14,088)	6,761	38,013	$48,438	1,543	(7,032)	—	42,949

Total	$45,206	16,624	(15,846)	—	45,984	$47,061	2,364	(6,705)	—	42,720
* As of June 30, 2016, the reserve balance for the 2014 WCMA and 2015 WCMA was $1,431 and $2,420, respectively, which has been netted from the balances above.
As of June 30, 2016, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,074. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of June 30, 2016 and December 31, 2015:

Description	June 30, 2016	December 31, 2015
Regulatory assets:
Income tax temporary differences, net	$8,184	8,184
Postretirement pensions and other medical benefits	109,168	109,168
Balancing and memorandum accounts, net	45,984	45,206
Other, net	6,005	6,005
Total regulatory assets, net in Consolidated Balance Sheets	$169,341	168,563
Less: current regulatory asset, net	17,722	16,542
Total regulatory assets, net, less current portion	$151,619	152,021

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2016
(in thousands, except share and per share data)

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

Note 12.	California Water Service Group Stock
During the quarter ended June 30, 2016, SJW Corp. sold 159,151 shares of California Water Service Group for $4,510, before fees of $20. SJW Corp. recognized a gain on the sale of the stock of approximately $3,197 and tax expense of approximately $1,303, for a net gain of $1,894. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $1,742 and was based on the fair value of the stock as of June 30, 2016. As of June 30, 2016, SJW Corp. held 100,000 shares of California Water Service Group. The company classifies its investment in California Water Service Group as available for sale. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended June 30, 2016:

				% for Six months ended June 30, 2016 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	11%	11%
Warehouse building	Phoenix, Arizona	11	176,000	12%	9%
Warehouse building	Knoxville, Tennessee	30	361,500	31%	28%
Commercial building	Knoxville, Tennessee	15	135,000	46%	52%
Undeveloped land	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 13,000 connections that serve approximately 38,000 people. CLWSC's service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., has acquired permits and leases necessary to develop a water supply project in Texas. TWA obtained groundwater production and transportation permits to meet the future water needs in the Canyon Lake Water Service Company's service area and to the central Texas hill country communities and utilities adjacent to the area. In February 2016, we entered into an agreement with Guadalupe Blanco River Authority (“GBRA”), pursuant to which SJW Corp. agreed to sell all of its equity interest in TWA to GBRA for $31,000. The agreement is subject to specified closing conditions, including completion of a financing by GBRA to fund the purchase price.
SJW Group, Inc., a Delaware corporation, was formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware (the “Reincorporation”). The Reincorporation requires the approval of the CPUC and Public Utilities Commission of Texas (“PUCT”). On March 24, 2016 and May 26, 2016, the PUCT and the CPUC, respectively, issued a decision authorizing the Reincorporation. We intend to cause the reincorporation to become effective in the second half of 2016, subject to the completion of certain legal formalities, including obtaining consents by certain third parties.

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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall” which will significantly change the recognition of changes in fair value of financial liabilities when the fair value option is elected and require equity investments to be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive income. The update is effective for SJW Corp. beginning in the first quarter of the fiscal year ending December 31, 2018. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.
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

Overview
SJW Corp.'s consolidated net income for the three months ended June 30, 2016 was $16,775, an increase of $9,314, or approximately 125%, from $7,461 for the same period in 2015. SJW Corp.'s consolidated net income for the six months ended June 30, 2016 was $20,153, an increase of $7,997, or approximately 66%, from $12,156 for the same period in 2015. The increase in net income for the three months ended June 30, 2016 was primarily due to an increase in operating revenue as a result of an increase in rates, recognition of $3,518 in revenue from the Water Conservation Memorandum Account (“WCMA”), net recognition of $8,706 in true-up revenue resulting from the 2012 and 2015 General Rate Case decisions, offset by a decrease in water usage from conservation efforts. The increase in net income for the six months ended June 30, 2016 was primarily due to an increase in operating revenue as a result of an increase in rates, recognition of $6,512 in revenue from the WCMA, net recognition of $6,830 in true-up revenue resulting from the 2012 and 2015 General Rate Case decisions, offset by a decrease in water usage from conservation efforts. In addition, a gain on the sale of 159,151 shares of California Water Service Group stock generated a pre-tax increase of $3,197 for both the three and six months ended June 30, 2016.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Water Utility Services	$85,288	70,599	$144,633	130,933
Real Estate Services	1,656	1,803	3,423	3,581
	$86,944	72,402	$148,056	134,514
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2016 vs. 2015		Six months ended June 30, 2016 vs. 2015
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(2,516)	(4)%	$(8,972)	(7)%
Increase in customers	158	—%	279	—%
Rate increases	4,568	6%	8,133	6%
Balancing and memorandum accounts:
2012 & 2015 General Rate Case true-up	8,706	12%	6,830	5%
WCMA	3,518	5%	6,512	5%
All other	255	1%	917	1%
Real Estate Services	(147)	—%	(157)	—%
	$14,542	20%	$13,542	10%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Water Utility Services	$55,705	53,898	$104,708	101,782
Real Estate Services	1,021	1,003	2,053	2,027
All Other	418	291	914	690
	$57,144	55,192	$107,675	104,499

The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2016 vs. 2015		Six months ended June 30, 2016 vs. 2015
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(2,807)	(5)%	$(2,745)	(3)%
Change in usage and new customers	121	—%	(3,843)	(3)%
Purchased water and groundwater extraction charge and energy price increase	3,577	7%	6,704	6%
Total water production expenses	891	2%	116	—%
Administrative and general	72	—%	481	—%
Maintenance	210	—%	653	1%
Property taxes and other non-income taxes	(206)	—%	(83)	—%
Depreciation and amortization	985	2%	2,009	2%
	$1,952	4%	$3,176	3%
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2016	2015			2016	2015
Purchased water	4,687	6,090	(1,403)	(15)%	7,866	9,633	(1,767)	(10)%
Groundwater	3,179	2,832	347	4%	5,677	6,422	(745)	(4)%
Surface water	1,557	549	1,008	10%	2,444	1,471	973	5%
Reclaimed water	176	169	7	—%	222	242	(20)	—%
	9,599	9,640	(41)	(1)%	16,209	17,768	(1,559)	(9)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for June 30, 2016 and 2015 approximated 9.0% and 6.1%, respectively, as a percentage of total production. The increase in unaccounted-for water is primarily due to a higher loss percentage due to the impact of lower flows through the system as a result of conservation activities, partially offset by Water Utility Services' main replacements and lost water reduction programs.
Water production expenses
For the three and six months ended June 30, 2016 compared to the same period in 2015, the increase in water production expenses was primarily attributable to higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 2015, SCVWD increased the unit price of purchased water by approximately 17% and the groundwater extraction charge by approximately 20%. This increase was partially offset by a decrease in customer water usage and an increase in surface water supply. San Jose Water Company was notified by the SCVWD that the unit price of purchased water and the groundwater extraction charge was increased 18% and 20%, respectively, effective July 1, 2016.

Other Operating Expenses
Operating expenses, excluding water production expenses, increased $1,061 for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $985 in depreciation and amortization expense due to increases in utility plant, an increase of $210 in maintenance expenses due to annual wage increases and station repairs and maintenance, and an increase of $72 in administrative and general expenses, offset by a decrease in property and other non-income taxes of $206 due to a property tax refund.
Operating expenses, excluding water production expenses, increased $3,060 for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $2,009 in depreciation and amortization expense due to increases in utility plant, an increase of $653 in maintenance expenses due to annual wage increases and station repairs and maintenance, and an increase of $481 in administrative and general expenses due to an increase in salaries, partially offset by a decrease in pension expense and a decrease in regulatory surcharges as a result of lower usage.
Other (Expense) Income
For the three and six months ended June 30, 2016 compared to the same period in 2015, the change in other (expense) income was primarily due a pre-tax gain on the sale of 159,151 shares of California Water Service Group stock for $3,197. No similar sale occurred in 2015.
Provision for Income Taxes
For the three and six months ended June 30, 2016 compared to the same period in 2015, income tax expense increased $6,506 and $5,834, respectively, as a result of higher pre-tax income. The effective consolidated income tax rates were 39% and 37% for both the three and six months ended June 30, 2016 and 2015.
SJW Corp. is currently undergoing an income tax examination by the California Franchise Tax Board for refund claims for fiscal years 2008 through 2012.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three and six months ended June 30, 2016 compared to the same period in 2015 was due to the change in market value and partial sale of the Company's investment in California Water Service Group.
Water Supply
On July 1, 2016, SCVWD's 10 reservoirs were approximately 59% full with 99,785 acre-feet of water in storage. As reported by the SCVWD, the rainfall was approximately 105% of the seasonal average for the current rainfall season that commenced on July 1, 2015 and ended on June 30, 2016. The rainfall at San Jose Water Company's Lake Elsman was measured at 45.58 inches for the current rainfall season which is approximately 126.1% of the five-year average. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD's total annual supply. As of July 1, 2016, the SCVWD reported that allocations from the state and federal water project are approximately 60% and 55%, respectively, of amounts requested in 2016. SCVWD also reported that they are taking advantage of recently improved water supply conditions by increasing groundwater recharge operations. The groundwater level in the Santa Clara Plain is approximately 32 feet higher than a year ago in June and 9 feet higher than the five-year average. According to SCVWD, the predicted total groundwater storage at the end of 2016 will fall within the alert stage if the remainder of 2016 is dry and the SCVWD's target of 20% reduction in water use compared to 2013 water usage is met.
On July 1, 2016, San Jose Water Company's Lake Elsman contained 4,220 acre-feet of water, of which approximately 3,760 acre-feet can be utilized. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company's results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2016.
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
See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the regulatory activities that have occurred during the year, including a summary of the decision we received on our most recent general rate case.

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2016, SJW Corp. generated cash flows from operations of approximately $54,900, compared to $45,000 for the same period in 2015. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $9,900. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains from asset activity increased $14,800, (2) change in general working capital caused a $2,800 increase, (3) net collection of taxes receivable was $1,400 more than prior period, offset by (4) recognition and collection of the balancing and memorandum accounts, including the regulatory asset recorded in other current assets, which drove a decrease of $5,000, and (5) collections of previously billed and accrued receivables which decreased by $4,100.
As of June 30, 2016, Water Utility Services' write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2015. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the six months ended June 30, 2016, SJW Corp. used cash flows in investing activities of approximately $63,800, compared to $47,700 for the same period in 2015. SJW Corp. used approximately $62,900 of cash for company-funded capital expenditures, $3,300 for developer-funded capital expenditures, $1,100 for asset acquisitions and rights to provide water service, $800 in utility plant retirement costs, and $200 for additions to nonutility property which was offset by $4,500 of proceeds from the sale of California Water Service Group stock.
Water Utility Services' budgeted capital expenditures for 2016, exclusive of capital expenditures financed by customer contributions and advances, are approximately $145,000. As of June 30, 2016, approximately $62,900 or 43% of the $145,000 has been spent.
Water Utility Services' capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $618,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and PUCT approval. Included in this amount is $46,900 relating to upgrades to San Jose Water Company's 40-year old Montevina Water Treatment Plant. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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

Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2016 increased by approximately $10,600 from the same period in the prior year, primarily as a result of an increase in net borrowings on the line of credit offset by an increase in repayments of long-term borrowings which included the payoff of the Arizona warehouse mortgage and the Safe Drinking Water State Revolving Fund loans.

Sources of Capital:
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of June 30, 2016, San Jose Water Company's funded debt and equity were approximately 44% and 56%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator's guidelines.
SJW Corp.'s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2016.
San Jose Water Company's unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of June 30, 2016, San Jose Water Company's funded debt was 44% of total capitalization and the net income available for interest charges was 510% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2016.
San Jose Water Company's loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2016, San Jose Water was in compliance with all such covenants.
SJWTX, Inc.'s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2016, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of June 30, 2016, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. $3,000 under the San Jose Water Company line of credit is set aside in the form of letters of credit for its Safe Drinking Water State Revolving Fund loans. At June 30, 2016, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $86,075. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Corp.'s short-term credit facilities has averaged 1.6% as of June 30, 2016. The SJW Corp. and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Corp., on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2016, SJW Corp.'s funded debt was 52% of total capitalization and the net income available for interest charges was 444% of interest charges. As of June 30, 2016, SJW Corp. was in compliance with all covenants. San Jose Water Company's unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2016, San Jose Water Company was in compliance with all covenants.
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
During the second quarter of 2016, SJW Land Company negotiated a settlement value of $20,000 with the Arizona Department of Transportation for SJW Land Company's warehouse building located in Phoenix, Arizona. Final settlement is expected by the end of 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Corp.'s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 100,000 shares of common stock of California Water Service Group as of June 30, 2016, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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

We entered into an agreement to sell all of our equity interests in TWA, and there is no guarantee that we will be able to close the sale in a timely manner or at all.

On February 22, 2016, SJW Corp. entered into a purchase and sale agreement with the GBRA, a conservation and reclamation district and political subdivision of the State of Texas, pursuant to which SJW Corp. agreed to sell all of its equity interests in TWA to GBRA for $31,000 in cash.  Pursuant to the purchase and sale agreement, (i) upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Corp. four years following the closing. The purchase and sale agreement is subject to specified closing conditions, including without limitation, the completion of a financing by GBRA to fund the purchase price. There is no guarantee that all of the closing conditions will be satisfied in a timely manner, or at all. If we are not able to close the sale of TWA timely, or at all, it may adversely affect our business and financial condition.

ITEM 5.	OTHER INFORMATION
On July 27, 2016 the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.2025 per share of common stock. The dividend will be paid on September 1, 2016 to shareholders of record as of the close of business on August 8, 2016.
SJW Corp. post information about the operating and financial performance of SJW Corp. and its subsidiaries on its web sites at www.sjwater.com and www.sjwcorp.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	August 1, 2016	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit Agreement, dated June 1, 2016, between San Jose Water Company and JPMorgan Chase Bank, N.A. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on June 3, 2016.

10.2
Fourth Amendment to Credit Agreement, dated June 1, 2016, between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on June 3, 2016.

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