Form 10-Q
period 2016-09-30
SJW CORP
filed 2016-10-31
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
As of October 21, 2016, there were 20,456,225 shares of the registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
OPERATING REVENUE	$112,344	82,955	$260,400	217,469
OPERATING EXPENSE:
Production Expenses:
Purchased water	28,681	22,085	52,863	47,371
Power	2,141	2,500	4,992	5,200
Groundwater extraction charges	10,867	7,920	25,627	22,053
Other production expenses	3,311	3,033	9,815	9,095
Total production expenses	45,000	35,538	93,297	83,719
Administrative and general	12,449	12,101	35,690	34,861
Maintenance	4,217	3,975	12,082	11,187
Property taxes and other non-income taxes	3,213	2,893	9,115	8,878
Depreciation and amortization	11,119	10,188	33,489	30,549
Total operating expense	75,998	64,695	183,673	169,194
OPERATING INCOME	36,346	18,260	76,727	48,275
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(4,993)	(5,200)	(15,039)	(15,838)
Mortgage and other interest expense	(433)	(316)	(1,291)	(948)
Gain on sale of California Water Service Group stock	—	—	3,197	—
Gain on sale of real estate investments	124	1,886	124	1,886
Dividend income	17	43	70	130
Other, net	410	398	869	921
Income before income taxes	31,471	15,071	64,657	34,426
Provision for income taxes	12,512	5,537	25,545	12,736
NET INCOME	18,959	9,534	39,112	21,690
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investment	(169)	(112)	848	(382)
Reclassification adjustment for gain realized on sale of investments	—	—	(1,742)	—
COMPREHENSIVE INCOME	$18,790	9,422	$38,218	21,308
EARNINGS PER SHARE
Basic	$0.93	0.47	$1.91	1.07
Diluted	$0.92	0.46	$1.90	1.06
DIVIDENDS PER SHARE	$0.20	0.20	$0.61	0.59
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,451,930	20,375,960	20,434,494	20,353,487
Diluted	20,602,410	20,531,855	20,580,728	20,504,701
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Utility plant:
Land	$17,885	17,853
Depreciable plant and equipment	1,535,986	1,438,321
Construction in progress	65,101	45,573
Intangible assets	23,811	22,675
	1,642,783	1,524,422
Less accumulated depreciation and amortization	517,314	487,659
	1,125,469	1,036,763
Real estate investments	62,127	74,641
Less accumulated depreciation and amortization	11,412	13,207
	50,715	61,434
CURRENT ASSETS:
Cash and cash equivalents	17,663	5,239
Accounts receivable:
Customers, net of allowances for uncollectible accounts	21,429	16,390
Income tax	20,015	10,852
Other	950	2,192
Accrued unbilled utility revenue	32,669	17,417
Long-lived asset held-for-sale	9,907	—
Current regulatory assets, net	25,661	16,542
Other current assets	5,045	4,744
	133,339	73,376
OTHER ASSETS:
Investment in California Water Service Group	3,209	6,030
Net regulatory assets, less current portion	133,663	152,021
Other	7,946	7,701
	144,818	165,752
	$1,454,341	1,337,325

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Shareholders' equity:
Common stock, $0.521 par value; authorized 36,000,000 shares; issued and outstanding 20,456,225 shares on September 30, 2016 and 20,381,949 on December 31, 2015	$10,655	10,616
Additional paid-in capital	70,706	68,636
Retained earnings	328,829	302,220
Accumulated other comprehensive income	1,418	2,311
Total shareholders' equity	411,608	383,783
Long-term debt, less current portion	364,229	377,187
	775,837	760,970
CURRENT LIABILITIES:
Line of credit	63,900	34,600
Current portion of long-term debt	11,554	3,491
Accrued groundwater extraction charges, purchased water and power	13,697	7,163
Accounts payable	21,673	16,196
Accrued interest	5,775	6,193
Accrued property taxes and other non-income taxes	3,222	1,622
Accrued payroll	3,889	4,203
Deposit, long-lived asset held-for-sale	20,000	—
Other current liabilities	7,417	6,155
	151,127	79,623
DEFERRED INCOME TAXES	214,633	198,775
ADVANCES FOR CONSTRUCTION	81,027	76,572
CONTRIBUTIONS IN AID OF CONSTRUCTION	147,576	141,194
POSTRETIREMENT BENEFIT PLANS	73,068	70,230
OTHER NONCURRENT LIABILITIES	11,073	9,961
COMMITMENTS AND CONTINGENCIES	—	—
	$1,454,341	1,337,325

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Corp. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$39,112	21,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,740	31,740
Deferred income taxes	16,755	4,705
Share-based compensation	1,316	1,208
Gain on sale of real estate investments	(124)	(1,886)
Gain on sale of California Water Service Group stock	(3,197)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(19,298)	(9,870)
Accounts payable and other current liabilities	(3,496)	1,046
Accrued groundwater extraction charges, purchased water and power	6,534	5,260
Tax receivable and accrued taxes	(6,972)	6,311
Postretirement benefits	2,838	2,526
Regulatory assets and liability related to balancing and memorandum accounts	9,239	12,068
Other changes, net	(1,018)	(2,454)
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,429	72,344
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(102,813)	(63,126)
Contributions in aid of construction	(5,759)	(8,400)
Additions to real estate investments	(254)	(570)
Payments for business/asset acquisition and water rights	(1,063)	(991)
Payments to retire utility plant, net of salvage	(1,418)	(3,146)
Proceeds from sale of real estate investments	124	1,925
Proceeds from sale of California Water Service Group stock	4,510	—
Deposit for long-lived asset held-for-sale	20,000	—
NET CASH USED IN INVESTING ACTIVITIES	(86,673)	(74,308)
FINANCING ACTIVITIES:
Borrowings on line of credit	53,875	49,400
Repayments of line of credit	(24,575)	(41,400)
Repayments of long-term borrowings	(5,143)	(435)
Debt issuance costs	(335)	—
Dividends paid	(12,419)	(11,910)
Employee stock purchase plan proceeds	954	895
Tax benefits realized from restricted and deferred stock units	203	634
Receipts of advances and contributions in aid of construction	12,032	10,516
Refunds of advances for construction	(1,924)	(1,864)
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,668	5,836
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,424	3,872
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,239	2,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,663	6,271
Cash paid during the period for:
Interest	$18,324	18,218
Income taxes	18,072	3,721
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	10,349	9,225
Utility property installed by developers	5,063	499

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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
In response to the ongoing drought in California, on November 13, 2015, Governor Edmund Brown Jr. issued Executive Order B-36-15 to bolster the state's drought response.  On November 24, 2015, the Santa Clara Valley Water District (“SCVWD”) extended their call for 30% conservation and restrictions on outdoor watering of ornamental landscapes two days a week through June 30, 2016. On February 2, 2016, the State Water Board adopted an extended and revised emergency regulation to ensure that urban water conservation continues through October 2016. On May 9, 2016, Governor Brown issued an executive order to build on temporary statewide emergency water restrictions and to establish longer term water conservation measures, including permanent monthly water use reporting, new permanent water use standards in California communities and bans on clearly wasteful practices. On May 18, 2016, the State Water Board adopted a new approach to water conservation regulation and replaced its prior percentage reduction-based water conservation standard with a new approach designed to ensure at least a three year supply of available water based on local conditions. On June 14, 2016, the SCVWD reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two to three effective July 1, 2016 through January 31, 2017.
Effective June 15, 2015, San Jose Water Company was authorized by the California Public Utilities Commission (“CPUC”) to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges resulting from usage above customer allocations. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer's water usage. On June 24, 2016, San Jose Water Company filed with the CPUC to amend its water shortage contingency plan with mandatory water usage reductions and drought surcharges to reflect the SCVWD's changes. This request was approved by the CPUC with an effective date of July 1, 2016. The drought surcharges are not recorded as revenue. Rather, they are recorded in a regulatory liability account which has been authorized by the CPUC to track lost revenues from conservation. The amount recorded in the surcharge account is being used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts. As of September 30, 2016, San Jose Water Company has a remaining balance of approximately $6,320 in the drought surcharge account to offset future rate increases related to drought conservation efforts. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters associated with the ongoing drought.
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
September 30, 2016
(in thousands, except share and per share data)

reduced sales due to the ongoing drought and the associated calls for water use reduction from the SCVWD. San Jose Water Company records the lost revenue captured in the WCMA regulatory accounts once the revenue recognition requirements of FASB ASU Topic 980 - “Regulated Operations,” subtopic 605-25 are met. For further discussion, please see Note 8 and Note 9.
Basic earnings per share is calculated using income available to common shareholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common shareholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Corp.'s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2016 and 2015, 714 and 380 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2016 and 2015, 4,801 and 1,819 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended September 30, 2016 and 2015, the amounts allocated to administrative and general expense were $416 and $400, respectively. For the nine months ended September 30, 2016 and 2015, the amounts allocated to administrative and general expense were $1,251 and $1,191, respectively.

Note 2.	Equity Plans
SJW Corp. accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards.
The Incentive Plan allows SJW Corp. to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Corp. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of September 30, 2016, the remaining number of shares available under the Incentive Plan was 993,954, and an additional 229,972 shares were issuable under outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company's ESPP.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$89	82	$168	158
Restricted stock and deferred restricted stock	375	365	1,148	1,050
Total compensation costs charged to income	$464	447	$1,316	1,208
Excess tax benefits realized from stock issuance:
Restricted stock and deferred restricted stock	$1	—	$203	634
Total excess tax benefits realized from stock issuance	$1	—	$203	634
Proceeds from ESPP and similar instruments:
ESPP	$503	462	$954	895
Total proceeds from the ESPP and similar instruments	$503	462	$954	895

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016
(in thousands, except share and per share data)

Stock, Restricted Stock and Deferred Restricted Stock
On January 4, 2016, service based restricted stock units covering an aggregate of 17,835 shares of common stock of SJW Corp. were granted to certain officers of SJW Corp. and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense of $27.02 per unit which is based on the award grant date fair value is being recognized over the service period beginning in 2016.
On January 26, 2016, certain officers of SJW Corp. were granted performance-based restricted stock units covering an aggregate target number of SJW Corp.'s shares of common stock equal to 12,473 that will vest based on the actual attainment of specified performance goals measured for the 2016 calendar year and continued service through December 31, 2016. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $29.46 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of September 30, 2016, management believes that the performance goals will be met.
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
As of September 30, 2016, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $1,277. This cost is expected to be recognized over a remaining weighted average period of 0.85 years.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Corp.'s recorded expenses were $51 and $139 for the three and nine months ended September 30, 2016, respectively, and $38 and $120 for the three and nine months ended September 30, 2015, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2017 for the ESPP is approximately $74. This cost is expected to be recognized during the fourth quarter of 2016 and first quarter of 2017.

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Land	$17,297	17,297
Buildings and improvements	44,681	57,015
Intangibles	149	329
Subtotal	62,127	74,641
Less: accumulated depreciation and amortization	11,412	13,207
Total	$50,715	61,434
Depreciation and amortization is computed using the straight-line method over the estimated life of the respective assets, ranging from 5 to 39 years.
In 2015, SJW Land Company was notified by the Arizona Department of Transportation (“ADOT”) that in order to achieve their goals of developing a new freeway extension, they, in conjunction with the Federal Highway Commission, would be exercising their powers of eminent domain for SJW Land Company's warehouse building located in Phoenix, Arizona. SJW Land Company reached a settlement with ADOT of $20,000 on the property value and received the payment in September

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016
(in thousands, except share and per share data)

2016 which was recorded in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016 as a deposit, long-lived asset held-for-sale. Title to the property transferred to ADOT on October 13, 2016 upon the recording of the court's Final Order of Condemnation. SJW Corp. expects to record a gain, net of tax and expenses, on the property condemnation of approximately $5,800 in the fourth quarter 2016. The company has reclassified the Arizona property as held-for-sale in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2016. The mortgage loan for the Arizona warehouse building was due on July 1, 2016. SJW Land Company paid off the remaining loan balance of $2,938 on June 30, 2016.
The Arizona warehouse building is included in SJW Corp.'s “Real Estate Services” reportable segment as disclosed in Note 5. Prior to reclassification of the property as held-for-sale, depreciation expense on the building was $0 and $135 for the three and nine months ended September 30, 2016. The following represents the major components of the Arizona warehouse building recorded in long-lived assets held-for-sale on SJW Corp.'s condensed consolidated balance sheets as of September 30, 2016:

September 30, 2016
Land	$2,064
Buildings and improvements	10,563
Subtotal	12,627
Less: accumulated depreciation and amortization	2,720
Total	$9,907
On August 14, 2015, San Jose Water Company sold five nonutility properties located in San Jose, California for $2,015. SJW Corp. recognized a pre-tax gain on the sale of real estate investments of $1,886, after selling expenses of $91.

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee's three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company's pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$1,244	1,363	$3,731	4,089
Interest cost	1,871	1,711	5,613	5,134
Other cost	1,104	1,192	3,313	3,575
Expected return on assets	(1,894)	(1,817)	(5,683)	(5,450)
	$2,325	2,449	$6,974	7,348

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of September 30, 2016 and December 31, 2015:

		Fair Value Measurements at September 30, 2016
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$5,530	$5,530	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	4,883	4,859	24	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	38,987	38,987	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	6,765	6,765	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	5,881	5,881	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,939	4,939	—	—
REIT	NAREIT - Equity REIT'S	5,853	—	5,853	—
Fixed Income (b)	(b)	42,087	—	42,087	—
Total		$114,925	$66,961	$47,964	$—
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
September 30, 2016
(in thousands, except share and per share data)

In 2016, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,613 to the pension plans and Social Welfare Plan. For the three and nine months ended September 30, 2016, $2,173 and $3,553, respectively, has been contributed to the pension plans and Social Welfare Plan.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Corp. is a holding company with five subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which has acquired permits and leases necessary to develop a water supply project in Texas, and (v) SJW Group, Inc., a Delaware corporation formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware. The CPUC and Public Utilities Commission of Texas (“PUCT”) issued a decision authorizing the reincorporation on May 26, 2016 and March 24, 2016, respectively. The reincorporation is expected to become effective in the fourth quarter of 2016, subject to the completion of certain legal formalities.
In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Corp. has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Corp.'s subsidiaries, San Jose Water Company, CLWSC, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

	For Three Months Ended September 30, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$108,502	2,056	1,786	—	108,502	3,842	112,344
Operating expense	73,179	1,355	1,108	356	73,179	2,819	75,998
Operating income (loss)	35,323	701	678	(356)	35,323	1,023	36,346
Net income (loss)	19,216	330	239	(826)	19,216	(257)	18,959
Depreciation and amortization	10,678	116	325	—	10,678	441	11,119
Senior note, mortgage and other interest expense	4,648	—	216	562	4,648	778	5,426
Income tax expense (benefit) in net income	12,145	247	106	14	12,145	367	12,512
Assets	$1,359,419	18,092	75,909	921	1,359,419	94,922	1,454,341

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016
(in thousands, except share and per share data)

	For Three Months Ended September 30, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$79,437	1,766	1,752	—	79,437	3,518	82,955
Operating expense	61,714	1,642	1,050	289	61,714	2,981	64,695
Operating income (loss)	17,723	124	702	(289)	17,723	537	18,260
Net income (loss)	9,698	(29)	236	(371)	9,698	(164)	9,534
Depreciation and amortization	9,684	112	392	—	9,684	504	10,188
Senior note, mortgage and other interest expense	4,707	—	255	554	4,707	809	5,516
Income tax expense (benefit) in net income	5,742	54	97	(356)	5,742	(205)	5,537
Assets	$1,233,450	18,094	66,727	5,104	1,233,450	89,925	1,323,375

	For Nine Months Ended September 30, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$250,389	4,802	5,209	—	250,389	10,011	260,400
Operating expense	175,967	3,275	3,161	1,270	175,967	7,706	183,673
Operating income (loss)	74,422	1,527	2,048	(1,270)	74,422	2,305	76,727
Net income (loss)	37,810	649	670	(17)	37,810	1,302	39,112
Depreciation and amortization	32,027	350	1,112	—	32,027	1,462	33,489
Senior note, mortgage and other interest expense	13,929	—	706	1,695	13,929	2,401	16,330
Income tax expense (benefit) in net income	24,122	521	354	548	24,122	1,423	25,545
Assets	$1,359,419	18,092	75,909	921	1,359,419	94,922	1,454,341

	For Nine Months Ended September 30, 2015
	Water Utility Services		Real Estate Services	All Other*	SJW Corp.
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$207,335	4,801	5,333	—	207,335	10,134	217,469
Operating expense	161,191	3,947	3,077	979	161,191	8,003	169,194
Operating income (loss)	46,144	854	2,256	(979)	46,144	2,131	48,275
Net income (loss)	21,955	244	768	(1,277)	21,955	(265)	21,690
Depreciation and amortization	29,056	323	1,170	—	29,056	1,493	30,549
Senior note, mortgage and other interest expense	14,351	—	765	1,670	14,351	2,435	16,786
Income tax expense (benefit) in net income	13,017	329	405	(1,015)	13,017	(281)	12,736
Assets	$1,233,450	18,094	66,727	5,104	1,233,450	89,925	1,323,375
 *    The “All Other” category includes the accounts of SJW Corp. on a stand-alone basis and SJW Group, Inc. For the three and nine months ended September 30, 2016 and 2015, SJW Group, Inc. had no revenue or expenses and held no assets as of September 30, 2016.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016
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
In April 2015, the FASB issued Accounting Standards Update ASU 2015-03, “Interest — Simplifying the Presentation of Debt Issuance Costs” which became effective for SJW Corp. during the first quarter of 2016. ASU 2015-03 changes the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” was issued to provide clarification to ASU 2015-03. The standard specifies that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This standard required application on a retrospective basis. Upon adoption of the standard, SJW Corp. reclassified its debt issuance costs totaling $3,561 and $3,638 which was originally included in unamortized debt issuance, broker and reacquisition costs against its long-term debt on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively. There was no impact from adopting the new standard on SJW Corp.'s Consolidated Statements of Comprehensive Income, Changes in Shareholders' Equity, and Cash Flows for the three and nine months ended September 30, 2016 and year ended December 31, 2015.
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
On June 1, 2016, the company entered into a fourth amendment to San Jose Water Company’s existing $85,000 credit agreement, dated as of March 1, 2012, as amended from time to time (the “WF Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) thereby reducing the maximum principal amount available under such line of credit to $3,060. Pursuant to such amendment, no further borrowing was permitted under the WF Credit Agreement and the WF Credit Agreement remained outstanding for the sole purpose of reimbursing Wells Fargo for any draws against outstanding letters of credit for the California Department of Water Resources' Safe Drinking Water State Revolving Fund (“SDWSRF”) loans and related fees until such letters of credit were replaced or terminated. All outstanding borrowings under the WF Credit Agreement were paid off as of September 30, 2016. Under both the Credit Agreement and the WF Credit Agreement total borrowings could not exceed $125,000. On June 29, 2016, San Jose Water Company paid off the SDWSRF loans' remaining balance of $1,823 which had a maturity date in 2027 and the WF Credit Agreement and letters of credit were terminated on September 27, 2016.
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
The following instruments are not measured at fair value on the SJW Corp.'s condensed consolidated balance sheets as of September 30, 2016, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2016 approximates their carrying value as reported

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016
(in thousands, except share and per share data)

on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation technique during the three and nine months ended September 30, 2016. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Corp.'s long-term debt was approximately $479,521 and $500,035 as of September 30, 2016 and December 31, 2015, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $375,783 and $380,678 as of September 30, 2016 and December 31, 2015, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of September 30, 2016 and December 31, 2015, the fair value of the Company's investment in California Water Service Group was $3,209 and $6,030, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 8.	Regulatory Rate Filings
Effective September 15, 2016, the Cupertino City Council authorized San Jose Water Company to implement a 8.6% general rate increase and a 2016 Interim Rate True-Up Surcharge of $0.1832 per CCF to be collected over a 12-month period from customers in the Cupertino leased water system San Jose Water Company operates. The new rates match those previously approved by the CPUC in San Jose Water Company's most recent General Rate Case Decision effective January 1, 2016.

Note 9.	Balancing and Memorandum Account Recovery Procedures
San Jose Water Company established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, WCMA, drought surcharges, Monterey Water Revenue Adjustment Mechanism, and other approved activities or as directed by the CPUC. Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Corp. estimates will not be collected within the 24-month period. This reserve is based on the difference between authorized usage in the last general rate case decision and an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Corp.'s financial statements.
Based on ASC Topic 980-605-25, San Jose Water Company recognized regulatory assets of $5,863 and $12,624 due to lost revenues accumulated in the 2016 WCMA account for three and nine months ended September 30, 2016, respectively. These regulatory assets were offset by a regulatory liability in the amount of $5,863 and $12,624 for three and nine months ended September 30, 2016, respectively, created by Tariff Rule 14.1 drought surcharges collected during the same period as allowed for in Advice Letter 473A which was approved by the CPUC and became effective June 15, 2015. These amounts have been recorded in the 2016 WCMA row shown in the tables below.
On June 28, 2016, San Jose Water Company filed Advice Letter 492 for a surcharge of $8,767 to true-up the difference between interim rates and 2015 General Rate Case authorized rates, which is expected to be collected during a 12-month recovery period once approved. The $8,767 of revenue was recorded in the 2015 General Rate Case true-up row for the nine months ended September 30, 2016 table below. This amount includes $185 related to water supply accounts that have previously been recorded and have been deducted from the appropriate row in the nine months ended September 30, 2016 table below.

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016
(in thousands, except share and per share data)

	Three months ended September 30, 2016					Three months ended September 30, 2015
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$1,563	164	(1,044)	—	683	$—	—	—	—	—
2015 WCMA*	4,747	528	(1,883)	—	3,392	—	—	—	—	—
2016 WCMA	—	5,863	—	(5,863)	—	—	—	—	—	—
All others	1,661	232	176	—	2,069	(229)	301	150	—	222
Total memorandum accounts	7,971	6,787	(2,751)	(5,863)	6,144	(229)	301	150	—	222

Balancing accounts, net assets:
Water supply costs	2,641	2,420	452	—	5,513	1,070	2,153	(32)	—	3,191
Drought surcharges	(1,716)	—	(10,467)	5,863	(6,320)	(80)	—	(6,333)	—	(6,413)
Pension	(520)	280	(1,055)	—	(1,295)	140	(231)	(230)	—	(321)
2012 General Rate Case true-up	27,740	—	(3,850)	—	23,890	40,367	—	(3,813)	—	36,554
2015 General Rate Case true-up	8,767	—	(1,204)	—	7,563	—	—	—	—	—
All others	1,101	(106)	(523)	—	472	1,453	(88)	(17)	—	1,348
Total balancing accounts	$38,013	2,594	(16,647)	5,863	29,823	$42,950	1,834	(10,425)	—	34,359

Total	$45,984	9,381	(19,398)	—	35,967	$42,721	2,135	(10,275)	—	34,581

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016
(in thousands, except share and per share data)

	Nine months ended September 30, 2016					Nine months ended September 30, 2015
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$2,944	11	(2,272)	—	683	$—	—	—	—	—
2015 WCMA*	5,372	431	(2,411)	—	3,392	—	—	—	—	—
2016 WCMA	—	12,624	—	(12,624)	—	—	—	—	—	—
All others	594	1,298	177	—	2,069	(1,377)	1,122	477	—	222
Total memorandum accounts	8,910	14,364	(4,506)	(12,624)	6,144	(1,377)	1,122	477	—	222

Balancing accounts, net assets:
Water supply costs	2,771	2,364	378	—	5,513	890	2,445	(144)	—	3,191
Drought surcharges	(359)	—	(18,585)	12,624	(6,320)	—	—	(6,413)	—	(6,413)
Pension	(552)	840	(1,583)	—	(1,295)	1,412	(692)	(1,041)	—	(321)
2012 General Rate Case true-up	33,070	—	(9,180)	—	23,890	44,400	1,937	(9,783)	—	36,554
2015 General Rate Case true-up	—	8,767	(1,204)	—	7,563	—	—	—	—	—
All others	1,366	(332)	(562)	—	472	1,735	(310)	(77)	—	1,348
Total balancing accounts	$36,296	11,639	(30,736)	12,624	29,823	$48,437	3,380	(17,458)	—	34,359

Total	$45,206	26,003	(35,242)	—	35,967	$47,060	4,502	(16,981)	—	34,581
* As of September 30, 2016, the reserve balance for the 2014 WCMA and 2015 WCMA was $1,267 and $1,892, respectively, which has been netted from the balances above.
As of September 30, 2016, the total balance in San Jose Water Company's balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $2,949. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company's next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of September 30, 2016 and December 31, 2015:

Description	September 30, 2016	December 31, 2015
Regulatory assets:
Income tax temporary differences, net	$8,184	8,184
Postretirement pensions and other medical benefits	109,168	109,168
Balancing and memorandum accounts, net	35,967	45,206
Other, net	6,005	6,005
Total regulatory assets, net in Consolidated Balance Sheets	$159,324	168,563
Less: current regulatory asset, net	25,661	16,542
Total regulatory assets, net, less current portion	$133,663	152,021

SJW CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2016
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
During the quarter ended June 30, 2016, SJW Corp. sold 159,151 shares of California Water Service Group for $4,510, before fees of $20. SJW Corp. recognized a gain on the sale of the stock of approximately $3,197 and tax expense of approximately $1,303, for a net gain of $1,894. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $1,742 and was based on the fair value of the stock as of June 30, 2016. As of September 30, 2016, SJW Corp. held 100,000 shares of California Water Service Group. The company classifies its investment in California Water Service Group as available for sale. The stock is carried at the quoted market price with the changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.

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

SJW Land Company, a wholly owned subsidiary of SJW Corp., owned the following real properties during the year-to-date period ended September 30, 2016:

				% for Nine months ended September 30, 2016 of SJW Land Company
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
SJWTX, Inc., a wholly owned subsidiary of SJW Corp., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 13,000 connections that serve approximately 39,000 people. CLWSC's service area comprises more than 243 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Corp., has acquired permits and leases necessary to develop a water supply project in Texas. TWA obtained groundwater production and transportation permits to meet the future water needs in the CLWSC's service area and to the central Texas hill country communities and utilities adjacent to the area. In February 2016, we entered into an agreement with Guadalupe Blanco River Authority (“GBRA”), pursuant to which SJW Corp. agreed to sell all of its equity interest in TWA to GBRA for $31,000. The agreement is subject to specified closing conditions, including completion of a financing by GBRA to fund the purchase price. There is no guarantee that all of the closing conditions will be satisfied in a timely manner, or at all. If we are not able to close the sale of TWA timely, or at all, it may adversely affect our business and financial condition.
SJW Group, Inc., a Delaware corporation, was formed in March 2015 for the sole purpose of effectuating a change in the state of incorporation of SJW Corp. from California to Delaware (the “Reincorporation”). The Reincorporation requires the approval of the CPUC and Public Utilities Commission of Texas (“PUCT”). On March 24, 2016 and May 26, 2016, the PUCT and the CPUC, respectively, issued a decision authorizing the Reincorporation. We intend to cause the reincorporation to become effective in the fourth quarter of 2016, subject to the completion of certain legal formalities.

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
Real Estate Services:
SJW Corp.'s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land in the states of California and Tennessee and owns and operates a portfolio of commercial buildings in the states of California, Arizona and Tennessee. On October 13, 2016, title to the Arizona property transferred from SJW Land Company as a result of the Arizona Department of Transportation exercising their powers of eminent domain. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on the Arizona property. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. SJW Land Company manages its income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company's real estate investments diversify SJW Corp.'s asset base.

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

Impact of Recent Accounting Pronouncements:
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” which supersedes most of the current revenue recognition requirements, including most industry-specific guidance. On July 9, 2015, the FASB agreed to defer by one year the mandatory effective date, but will also provide entities the option to adopt it as of the original effective date. The updated standard will become mandatory for SJW Corp. in the first quarter of 2018 and permits the use of either the retrospective or cumulative effect transition method. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures and anticipates that the new standard will not have a material impact on our consolidated financial statements.
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
Overview
SJW Corp.'s consolidated net income for the three months ended September 30, 2016 was $18,959, an increase of $9,425, or approximately 99%, from $9,534 for the same period in 2015. SJW Corp.'s consolidated net income for the nine months ended September 30, 2016 was $39,112, an increase of $17,422, or approximately 80%, from $21,690 for the same period in 2015. The increase in net income for the three months ended September 30, 2016 was primarily due to an increase in operating revenue as a result of an increase in rates, recognition of $6,555 in revenue from the Water Conservation Memorandum Account (“WCMA”) and an increase in customer usage. The increase in net income for the nine months ended September 30, 2016 was primarily due to an increase in operating revenue as a result of an increase in rates, recognition of $13,067 in revenue from the WCMA, net recognition of $6,830 in true-up revenue resulting from the 2012 and 2015 General Rate Case decisions. In addition, a gain on the sale of 159,151 shares of California Water Service Group generated a pre-tax increase of $3,197 for the nine months ended September 30, 2016.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Water Utility Services	$110,558	81,203	$255,191	212,136
Real Estate Services	1,786	1,752	5,209	5,333
	$112,344	82,955	$260,400	217,469
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2016 vs. 2015		Nine months ended September 30, 2016 vs. 2015
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$9,517	11%	$545	—%
Increase in customers	225	—%	504	—%
Rate increases	12,368	15%	20,501	10%
Balancing and memorandum accounts:
2012 & 2015 General Rate Case true-up	—	—%	6,830	3%
WCMA	6,555	8%	13,067	6%
All other	690	1%	1,607	1%
Real Estate Services	34	—%	(123)	—%
	$29,389	35%	$42,931	20%
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Water Utility Services	$74,534	63,356	$179,242	165,138
Real Estate Services	1,108	1,050	3,161	3,077
All Other	356	289	1,270	979
	$75,998	64,695	$183,673	169,194

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2016 vs. 2015		Nine months ended September 30, 2016 vs. 2015
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$291	—%	$(2,454)	(2)%
Change in usage and new customers	3,532	5%	(311)	—%
Purchased water and groundwater extraction charge and energy price increase	5,639	9%	12,343	8%
Total water production expenses	9,462	14%	9,578	6%
Administrative and general	348	1%	829	—%
Maintenance	242	—%	895	1%
Property taxes and other non-income taxes	320	1%	237	—%
Depreciation and amortization	931	1%	2,940	2%
	$11,303	17%	$14,479	9%
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2016	2015			2016	2015
Purchased water	7,978	7,215	763	7%	15,844	16,848	(1,004)	(3)%
Groundwater	3,506	3,086	420	4%	9,183	9,508	(325)	(1)%
Surface water	1	82	(81)	(1)%	2,445	1,553	892	3%
Reclaimed water	253	263	(10)	—%	475	505	(30)	—%
	11,738	10,646	1,092	10%	27,947	28,414	(467)	(1)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for September 30, 2016 and 2015 approximated 8.2% and 7.2%, respectively, as a percentage of total production. The increase in unaccounted-for water is primarily due to a higher loss percentage due to the impact of lower flows through the system as a result of conservation activities for the eight months of period, partially offset by Water Utility Services' main replacements and lost water reduction programs.
Water Production Expenses
For the three and nine months ended September 30, 2016 compared to the same period in 2015, the increase in water production expenses was primarily attributable to higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 1, 2016, SCVWD increased the unit price of purchased water by approximately 18% and the groundwater extraction charge by approximately 20%.

Other Operating Expenses
Operating expenses, excluding water production expenses, increased $1,841 for the three months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $931 in depreciation and amortization expense due to increases in utility plant, an increase of $348 in administrative and general expenses due to annual wage increases, an increase in property and other non-income taxes of $320 as a result of increased utility plant additions and annual assessments, and an increase of $242 in maintenance expenses.
Operating expenses, excluding water production expenses, increased $4,901 for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributable to an increase of $2,940 in depreciation and amortization expense due to increases in utility plant, an increase of $895 in maintenance expenses due to annual wage increases and station repairs and maintenance, an increase of $829 in administrative and general expenses primarily due to an increase in salaries, partially offset by a decrease in pension expense, and an increase of $237 in property and other non-income taxes as a result of increased additions and annual assessments.
Other (Expense) Income
For the three months ended September 30, 2016 compared to the same period in 2015, the change in other income was primarily due to a gain on the sale of San Jose Water Company nonutility properties that occurred in August 2015.
For the nine months ended September 30, 2016 compared to the same period in 2015, the change in other (expense) income was primarily due a pre-tax gain on the sale of 159,151 shares of California Water Service Group stock for $3,197.
Provision for Income Taxes
For the three and nine months ended September 30, 2016 compared to the same period in 2015, income tax expense increased $6,975 and $12,809, respectively, as a result of higher pre-tax income. The effective consolidated income tax rate was 40% and 37%, respectively, for both the three and nine months ended September 30, 2016 and 2015. The lower rate in 2015 was due to additional state depreciation deductions.
SJW Corp. is currently undergoing an income tax examination by the California Franchise Tax Board for refund claims for fiscal years 2008 through 2012.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three and nine months ended September 30, 2016 compared to the same period in 2015 was due to the change in market value and partial sale of the Company's investment in California Water Service Group.
Water Supply
On October 3, 2016, SCVWD's 10 reservoirs were approximately 41% full with 68,600 acre-feet of water in storage. As reported by the SCVWD, there was no recorded rainfall in San Jose for the current rainfall season that commenced on July 1, 2016. There was no recorded rainfall at San Jose Water Company's Lake Elsman for the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD's total annual supply. As of October 1, 2016, the SCVWD reported that allocations from the state and federal water project are approximately 60% and 55%, respectively, of amounts requested in 2016. SCVWD also reported that they are taking advantage of recently improved water supply conditions by increasing groundwater recharge operations. The groundwater level in the Santa Clara Plain is approximately 26 feet higher than a year ago in September and 23 feet higher than the five-year average. According to SCVWD, the predicted total groundwater storage at the end of 2016 will fall within the alert stage if the remainder of 2016 is dry and the SCVWD's target of 20% reduction in water use compared to 2013 water usage is met.
On October 1, 2016, San Jose Water Company's Lake Elsman contained 4,244 acre-feet of water, of which approximately 3,784 acre-feet can be utilized. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company's results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2016.
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
See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the regulatory activities that have occurred during the year.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2016, SJW Corp. generated cash flows from operations of approximately $76,400, compared to $72,300 for the same period in 2015. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $4,100. This increase was caused by a combination of the following factors: (1) net income adjusted for non-cash items and gains from asset activity increased $31,100, offset by (2) net collection of taxes receivable that was $13,300 less than prior period, (3) collections of previously billed and accrued receivables which decreased by $9,400, (4) recognition and collection of the balancing and memorandum accounts, including the regulatory asset recorded in other current assets, which drove a net decrease of $2,800, and (5) changes in general working capital caused a $1,500 decrease.
As of September 30, 2016, Water Utility Services' write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2015. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the nine months ended September 30, 2016, SJW Corp. used cash flows in investing activities of approximately $86,700, compared to $74,300 for the same period in 2015. SJW Corp. used approximately $102,800 of cash for company-funded capital expenditures, $5,700 for developer-funded capital expenditures, $1,400 for asset acquisitions and rights to provide water service, $1,100 in utility plant retirement costs, and $300 for additions to nonutility property which was offset by a $20,000 deposit for the final settlement of the Arizona property classified as long-lived asset held-for-sale, $4,500 of proceeds from the sale of California Water Service Group stock, and $100 of proceeds from the sale of real estate investments.
Water Utility Services' budgeted capital expenditures for 2016, exclusive of capital expenditures financed by customer contributions and advances, are approximately $145,000. As of September 30, 2016, approximately $102,800 or 71% of the $145,000 has been spent.
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

Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2016 increased by approximately $16,800 from the same period in the prior year, primarily as a result of an increase in net borrowings on the line of credit offset by an increase in repayments of long-term borrowings which included the payoff of the Arizona warehouse mortgage and the Safe Drinking Water State Revolving Fund loans.

Sources of Capital:
San Jose Water Company's ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company's financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of September 30, 2016, San Jose Water Company's funded debt and equity were approximately 43% and 57%, respectively.
Funding for San Jose Water Company's future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator's guidelines.
SJW Corp.'s unsecured senior note agreement has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Corp. was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2016.
San Jose Water Company's unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of September 30, 2016, San Jose Water Company's funded debt was 43% of total capitalization and the net income available for interest charges was 608% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2016.
San Jose Water Company's loan agreement with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2016, San Jose Water was in compliance with all such covenants.
SJWTX, Inc.'s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Corp. is a guarantor of SJWTX, Inc.'s senior note which has terms and conditions that restrict SJW Corp. from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Corp. becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2016, SJWTX, Inc. and SJW Corp. were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of September 30, 2016, SJW Corp. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Corp. and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At September 30, 2016, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $81,100. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Corp.'s short-term credit facilities has averaged 1.5% as of September 30, 2016. The SJW Corp. and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Corp., on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2016, SJW Corp.'s funded debt was 52% of total capitalization and the net income available for interest charges was 521% of interest charges. As of September 30, 2016, SJW Corp. and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company's unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2016, San Jose Water Company was in compliance with all covenants.

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
SJW Land Company negotiated a settlement value of $20,000 with the Arizona Department of Transportation for SJW Land Company's warehouse building located in Phoenix, Arizona. Title to the property transferred to Arizona Department of Transportation on October 13, 2016 upon the recording of the court's Final Order of Condemnation. SJW Land Company will record a gain, net of taxes and expenses, of approximately $5,800 during the fourth fiscal quarter of 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Corp. is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Corp.'s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Corp. also owned 100,000 shares of common stock of California Water Service Group as of September 30, 2016, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Corp.

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
On October 26, 2016 the Board of Directors of SJW Corp. declared the regular quarterly dividend of $0.2025 per share of common stock. The dividend will be paid on December 1, 2016 to shareholders of record as of the close of business on November 7, 2016.
SJW Corp. post information about the operating and financial performance of SJW Corp. and its subsidiaries on its web sites at www.sjwater.com and www.sjwcorp.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended September 30, 2016.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW CORP.

DATE:	October 31, 2016	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.