Form 10-K
period 2016-12-31
SJW GROUP
filed 2017-02-28
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-8966
SJW GROUP
(Exact name of registrant as specified in its charter)

Delaware	77-0066628
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 West Taylor Street, San Jose, California	95110
(Address of principal executive offices)	(Zip Code)
408-279-7800
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange
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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $624 million based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2017
Common Stock, $0.001 par value per share	20,488,997
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Stockholders, to be held on April 26, 2017, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Such forward-looking statements are identified by words including “expect”, “estimate”, “anticipate”, “intends”, “seeks”, “plans”, “projects”, “may”, “should”, “will”, and variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, and in other reports SJW Group files with the Securities and Exchange Commission (the “SEC”), specifically the most recent report on Form 10-Q and reports on Form 8-K filed with the SEC, each as it may be amended from time to time.
SJW Group undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

Item 1.	Business
General Development of Business
SJW Corp. was incorporated in California on February 8, 1985. On November 15, 2016, SJW Corp. changed its state of incorporation from the state of California to the state of Delaware and changed its name to SJW Group. The reincorporation was effected by means of a merger pursuant to the terms of the agreement and plan of merger, dated November 14, 2016, between SJW Corp. and SJW Group, Inc., a Delaware corporation and a wholly owned subsidiary of SJW Corp., which was formed solely for the purpose of effecting the reincorporation. Under the Merger Agreement, SJW Corp. merged with and into SJW Group, Inc., and SJW Corp. ceased to exist and SJW Group, Inc. became the surviving entity following the effectiveness of the merger. Concurrently with the consummation of the merger, SJW Group, Inc. changed its name to SJW Group. SJW Group is a holding company with five subsidiaries:

•
San Jose Water Company, a wholly owned subsidiary of SJW Group, with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, San Jose Water Company became a wholly owned subsidiary of SJW Corp. and subsequently SJW Group on November 15, 2016. San Jose Water Company is a public utility in the business of providing water service to approximately 229,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.

•
SJWTX, Inc., a wholly owned subsidiary of SJW Group, was incorporated in the State of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 13,000 connections that serve approximately 39,000 people. CLWSC’s service area comprises more than 244 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation” with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

•
SJW Land Company, a wholly owned subsidiary of SJW Group, was incorporated in 1985. SJW Land Company owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California and Tennessee, and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P.

•
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Group, is undertaking activities that are necessary to develop a water supply project in Texas. On February 22, 2016, SJW Group entered into an agreement with the Guadalupe-Blanco River Authority (“GBRA”), pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA for $31.0 million in cash (the “TWA Agreement”). The TWA Agreement is subject to specified closing conditions, including the completion of a financing by GBRA to fund the purchase price. Please also see Item 1A, “Risk Factors,” and Note 1 of “Notes to Consolidated Financial Statements.”

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
Cost of capital adjustments are rate adjustments resulting from the CPUC’s usual tri-annual establishment of a reasonable rate of return for San Jose Water Company’s capital investments.
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction charges, purchased power and pension. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. The purpose of a balancing account is to track the under-collection or over-collection associated with such expense changes.
On January 5, 2015, San Jose Water Company filed General Rate Case Application No. 15-01-002 requesting authority for an increase of revenue of $34.9 million, or 12.22%, in 2016, $10 million, or 3.11%, in 2017 and $17.6 million, or 5.36%, in 2018. On June 9, 2016, the CPUC issued Decision 16-06-004 approving two partial settlements, resolving disputed issues and adopting revenue requirements for San Jose Water Company. The decision authorizes an increase of 8.6% in authorized revenue requirement effective January 1, 2016. Updated rates were implemented on June 14, 2016. Rates and revenue for 2017 and 2018 are determined based on the forecasted change in the consumer price index from the preceding year. The decision also approved the requested recovery of the net under-collected balance of $3.8 million accumulated in various balancing and memorandum accounts. This balance was previously recorded by the Company as revenue through the balancing and memorandum accounts in prior periods in accordance with San Jose Water Company’s revenue recognition policy. Since a decision was not reached by the end of 2015, the CPUC authorized San Jose Water Company to implement a surcharge to true-up the difference between interim rates for the period January 1, 2016 to the implementation date of updated rates on June 14, 2016. On June 28, 2016, San Jose Water Company filed Advice Letter 492 seeking recovery of $8.8 million which was not collected over the period January 1, 2016 through June 13, 2016 due to the delayed decision. Subsequently, under the CPUC staff’s direction, this filing was amended to include previously uncollected revenue from the prior general rate case in the amount of $524 thousand, for a total recovery of $9.291 million. San Jose Water Company’s request was approved and a surcharge of $0.1832 per centum cubic-feet (“CCF”) was implemented effective July 9, 2016 to recover this balance.
On July 30, 2015, San Jose Water Company filed Application No. 15-07-027 with the CPUC seeking the authorization to change the state of incorporation of SJW Group, the parent holding company of San Jose Water Company, from California to Delaware. On May 26, 2016, the CPUC issued Decision 16-05-037 authorizing the reincorporation.
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
On February 5, 2016, San Jose Water Company filed Advice Letter No. 482 with the CPUC. With this advice letter, San Jose Water Company requested authorization to recover the $7.7 million balance accumulated in the Water Conservation Memorandum Account (“WCMA”) during the period January 1, 2015 through December 31, 2015.  The WCMA is used to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the State of California and the SCVWD.  The requested $7.7 million recovery is the net amount of the total drought related revenue reduction calculated in the WCMA offset by the drought surcharges collected during 2015. On April 21, 2016, the CPUC passed Resolution W-5095 approving San Jose Water Company’s requested recovery. The under-collection is being recovered via a surcharge of $0.1441 per CCF on the existing quantity rate for a period of 12 months from the date of CPUC approval.
On February 25, 2016, the CPUC passed Resolution W-5074 which affirmed San Jose Water Company’s Water Shortage Contingency Plan in Schedule 14.1 with water allocations and drought surcharges. Schedule 14.1 is the tariff that includes the drought allocations and drought surcharges for residential customers and for dedicated landscape services. San Jose Water Company originally implemented Schedule 14.1 in June 2015 in response to the Governor’s Executive Order B-29-15, and by orders of the State Water Board and the CPUC. Subsequently, with the current improved water supply outlook, the allocation and drought surcharge program was suspended effective February 1, 2017.
On February 29, 2016, San Jose Water Company filed Advice Letter No. 483 with the CPUC. This advice letter requested authorization to increase the revenue requirement by $1.7 million via a rate base offset for 2015 calendar year plant additions related to the Montevina Water Treatment Plant Upgrade Project. With this increase, the bill for a residential customer using 15 CCF per month increased by $0.46, or 0.55% per month. This requested increase was approved and became effective March 30, 2016.
On June 10, 2016, San Jose Water Company filed Advice Letter No. 490 with the CPUC requesting authorization to increase revenues by $21.4 million, or approximately 6.72%. This increase is intended to recover increased costs for purchased water and ground water production charged by the SCVWD. As directed by the CPUC’s Water Division, the revenue increase recovered via surcharges on the existing quantity rate. The request was authorized and effective on July 1, 2016.
San Jose Water Company filed Advice Letters 491 and 493 on June 24, 2016 and June 30, 2016, respectively, with the CPUC to revise the existing Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges. The applicable tariffs were revised to reflect SCVWD conservation standard of a 20% reduction from 2013 usage levels. With these advice letters, San Jose Water Company proposed to ease the existing drought allocations and existing drought rules. San Jose Water Company’s requested changes were approved by the CPUC with an effective date of July 1, 2016. Subsequently, with the current improved water supply outlook, the allocation and drought surcharge program was suspended effective February 1, 2017.
Effective September 15, 2016, the Cupertino City Council authorized San Jose Water Company to implement a 8.6% general rate increase and a 2016 Interim Rate True-Up Surcharge of $0.1832 per CCF to be collected over a 12-month period from customers in the Cupertino leased water system San Jose Water Company operates. The new rates match those previously approved by the CPUC in San Jose Water Company’s most recent General Rate Case Decision effective January 1, 2016.
On November 15, 2016, San Jose Water Company filed Advice Letter No. 498 with the CPUC requesting a revenue increase of $13.2 million, or 3.8%, for the 2017 escalation year.  This request was approved and the new rates became effective on January 1, 2017.
On January 6, 2017, San Jose Water Company filed Advice Letter No. 501 with the CPUC requesting authorization to implement a sales reconciliation mechanism to conform water forecasts authorized in the last general rate case to recorded consumption for the period of October 2015 through September 2016. The CPUC has ordered all Class A and B water utilities that have a five percent or greater divergence between authorized and actual sale during declared drought years to request a sales reconciliation mechanism to conform water forecasts authorized in the last general rate case to recorded consumption. If the CPUC authorizes this request, the resulting monthly bill for a typical residential customer using 15 CCF per month will increase by $3.66, or 3.65%. If approved, the requested rate increase would be effective around March 15, 2017.
San Jose Water Company filed Advice Letter No. 505 on January 27, 2017 with the CPUC to suspend its allocation program and all drought surcharges in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges.  However, Schedule 14.1, and all of the water use restrictions defined therein, will remain in effect in light of the call for continued conservation by the SCVWD and the State Water Resources Control Board.  The allocations and drought surcharges were suspended effective February 1, 2017.
On February 17, 2017, San Jose Water Company filed Advice Letter No. 506 with the CPUC requesting authorization to increase its revenue requirement by $5.3 million via a rate base offset for calendar year 2016 plant additions related to the Montevina Water Treatment Plant upgrade project. If approved, the bill for a residential customer using 15 CCF per month will increase by $1.52, or 1.5% per month. San Jose Water Company has requested that the rate increase become effective on or about March 18, 2017.
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
On September 16, 2015, CLWSC filed an application with the PUCT requesting approval of the reincorporation of SJW Group from a California corporation to a Delaware corporation. A decision was issued on March 24, 2016 approving the reincorporation.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of “Notes to Consolidated Financial Statements.”
Financial Information about Industry Segments
See Note 12 of “Notes to Consolidated Financial Statements” for information regarding SJW Group’s business segments.
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water services to approximately 229,000 connections that serve customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 13,000 connections that serve approximately 39,000 people in a service area comprising more than 244 square miles in the growing region between San Antonio and Austin, Texas. TWA has water lease arrangements with certain landowners in Gonzales County, Texas. In January of 2013, TWA’s groundwater production and transportation permits were approved by the groundwater district in Gonzales County. On February 22, 2016, SJW Group entered into an agreement with GBRA, pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA. The agreement is subject to specified closing conditions, including the completion of a financing by GBRA to fund the purchase price. SJW Land Company owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of California and Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P.
San Jose Water Company also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna site leases.
In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under the terms of a 25-year lease. The system is adjacent to the San Jose Water Company service area and has approximately 4,600 service connections. Under the terms of the lease, San Jose Water Company paid an upfront $6.8 million concession fee to the City of Cupertino that is amortized over the contract term. San Jose Water Company assumed responsibility for all maintenance and operating costs, while receiving all payments for water service.
Among other things, operating results from the water business fluctuate according to the demand for water, which is often influenced by seasonal conditions, such as impact of drought, summer temperatures or the amount and timing of precipitation in Water Utility Services’ service areas. Revenue, production expenses and income are affected by changes in water sales and the availability of surface water supply. Overhead costs, such as payroll and benefits, depreciation, interest on long-term debt, and property taxes, remain fairly constant despite variations in the amount of water sold. As a result, earnings are highest in the higher demand, warm summer months and lowest in the lower demand, cool winter months.
Water Supply
San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Purchased water provides approximately 40% to 50% of San Jose Water Company’s annual production. San Jose Water Company pumps approximately 40% to 50% of its water supply from the underground basin and pays a groundwater extraction charge to SCVWD. Surface supply, which during a year of normal rainfall satisfies about 6% to 8% of San Jose Water Company’s annual needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion and the corresponding increase in purchased and pumped water, increases production expenses substantially.
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
In 2016, the level of water in the Santa Clara Valley groundwater basin, which is managed by the SCVWD, experienced an increase due to: (1) a reduction in groundwater pumping by various water retailers in the region, and (2) a substantial increase in groundwater recharge efforts on the part of the SCVWD. As reported by the SCVWD at the end of 2016, groundwater level in the Santa Clara Plain was 19 feet higher compared to the same time in 2015, and 19 feet higher than the five-year average. The total groundwater storage at the end of 2016 was within the lower range of Stage 1 (Normal) of the SCVWD’s Water Shortage Contingency Plan. On January 19, 2017, SCVWD’s 10 reservoirs were 71.2% full with 120,269 acre-feet of water in storage. As of December 31, 2016, San Jose Water Company’s Lake Elsman contained 6,153 acre-feet or approximately 485.7% of the five-year seasonal average. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 23.55 inches for the period from July 1, 2016 through December 31, 2016, which is 171.3% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. The Montevina Water Treatment Plant is undergoing a large scale retrofit project. The resulting shutdown impacts the use of local run-off and surface water storage at Lake Elsman, thereby significantly restricting our use of Lake Elsman water. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2017 after consideration of the retrofit project and implemented water restrictions and conservation activities in response to the recent drought.
In response to recent drought conditions in California, on November 13, 2015, Governor Edmund Brown Jr. issued Executive Order B-36-15 to bolster the state’s drought response.  On November 24, 2015, the SCVWD extended their call for 30% conservation and restrictions on outdoor watering of ornamental landscapes two days a week through June 30, 2016. On February 2, 2016, the State Water Board adopted an extended and revised emergency regulation to ensure that urban water conservation continues through October 2016. On May 9, 2016, Governor Brown issued Executive Order B-37-16 to build on temporary statewide emergency water restrictions and to establish longer term water conservation measures, including permanent monthly water use reporting, new permanent water use standards in California communities and bans on clearly wasteful practices. On May 18, 2016, the State Water Board adopted a new approach to water conservation regulation and replaced its prior percentage reduction-based water conservation standard with a new approach designed to ensure at least a three year supply of available water based on local conditions. On June 14, 2016, the SCVWD reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, the SCVWD maintained their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week effective February 1, 2017.
Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges resulting from usage above customer allocations. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer’s water usage. On June 24, 2016, San Jose Water Company filed with the CPUC to amend its water shortage contingency plan with mandatory water usage reductions and drought surcharges to reflect the SCVWD’s changes. This request was approved by the CPUC with an effective date of July 1, 2016. The drought surcharges are not recorded as revenue. Rather, they are recorded in a regulatory liability account which has been authorized by the CPUC to track lost revenues from conservation. The amount recorded in the surcharge account is being used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts. As of December 31, 2016, San Jose Water Company has a remaining balance of approximately $7.7 million in the drought surcharge account to offset future rate increases related to drought conservation efforts. In light of the improved water supply outlook, San Jose Water Company filed Advice Letter 505 with the CPUC to suspend its allocation program and all drought surcharges in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges.  However, Schedule 14.1, and all of the water use restrictions defined therein, will remain in effect in light of the call for continued conservation by the SCVWD and the State Water Resources Control Board.  The allocations and drought surcharges were suspended effective February 1, 2017. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters associated with the recent drought.
California also faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning.
CLWSC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA.

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
CLWSC holds the franchises for water and wastewater services to the City of Bulverde and the City of Spring Branch, which terminates in 2029 and 2036, respectively. The unincorporated areas that CLWSC serves in Comal and Blanco Counties do not require water service providers to obtain franchises.
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
Environmental Matters
Water Utility Services’ produces potable water in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, public utilities are subject to environmental regulation by various other state and local governmental authorities.
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
Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment. In 2008, as part of routine replacement of infrastructure, San Jose Water Company identified legacy equipment containing elemental mercury which was released into the surrounding soil. San Jose Water Company has determined the release posed no risk of contamination to the water supply, notified the appropriate authorities and remediated the affected area. San Jose Water Company also identified 10 other potentially affected sites. Seven of these sites have been remediated and San Jose Water Company is continuing its assessment of the remaining sites in conjunction with its infrastructure replacement program. SJW Group believes there will be no material financial impact related to this matter. In 2016, San Jose Water Company has begun performing hazardous materials site assessments and remediation prior to the construction phase of capital projects. The site assessments are performed to remove any legacy materials and to obtain site closures from the Santa Clara County Department of Environmental Health under its Voluntary Cleanup Program.
San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic

Enforcement Act of 1986. Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2016, SJW Group had 406 full-time employees, of whom 362 were San Jose Water Company employees and 44 were CLWSC employees. At San Jose Water Company, 133 were executive, administrative or supervisory personnel, and 229 were members of unions. On December 1, 2016 and November 8, 2016, San Jose Water Company reached three-year collective bargaining agreements with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, respectively, covering the period from January 1, 2017 through December 31, 2019. The agreements include a 3.5% wage increase in 2017, 3% in 2018 and 4% in 2019 for union workers. As of December 31, 2016, CLWSC had 44 employees, of whom 8 were exempt and 36 were non-exempt employees. Non-exempt employees are subject to overtime but are not represented by a union.

Officers of the Registrant

Name	Age	Offices and Experience
D.R. Drysdale	61
San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.

A.R. Gere	50
San Jose Water Company—President and Chief Operating Officer. Mr. Gere has served as President and Chief Operating Officer since March 2016 and as Chief Operating Officer since April 2015. From 2013 to April 2015, Mr. Gere was Vice President of Operations. From 2008 to 2013, Mr. Gere was Chief of Operations. From 2006 to 2008, Mr. Gere was Director of Maintenance. From 2005 to 2006, Mr. Gere was Director of Operations and Water Quality. From 2003 to 2005, Mr. Gere was Manager of Operations and Water Quality. Mr. Gere has been with San Jose Water Company since 1995.

C.S. Giordano	60
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

P. L. Jensen	57
San Jose Water Company—Senior Vice President, Regulatory Affairs. Mr. Jensen has served as Senior Vice President of Regulatory Affairs of San Jose Water Company since October 2011 and as Senior Vice President of Regulatory Affairs for SJWTX, Inc. since September 2015. From July 2007 to October 2011, Mr. Jensen was Vice President of Regulatory Affairs. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.

D.M. Leal	52
San Jose Water Company—Vice President, Human Resources. Ms. Leal has served as Vice President of Human Resources since 2013. From 2001 to 2013, Ms. Leal was Director of Human Resources. From 2000 to 2001, Ms. Leal was employed as a Human Resources Manager at Micrel Semiconductor, Inc. From 1989 to 2000, Ms. Leal worked in various capacities for San Jose Water Company.

J.P. Lynch	57
SJW Group—Chief Financial Officer and Treasurer. Mr. Lynch has served as Chief Financial Officer and Treasurer since October 2010. He is also Chief Financial Officer and Treasurer of San Jose Water Company, SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. Prior to joining the Corporation, Mr. Lynch was an Audit Partner with KPMG LLP. Mr. Lynch was with KPMG LLP for 26 years. Mr. Lynch is a certified public accountant.

S. Papazian	41
SJW Group—General Counsel and Corporate Secretary. Ms. Papazian has served as General Counsel and Corporate Secretary for SJW Group and San Jose Water Company since April 2014. From February 2005 to April 2014, Ms. Papazian was Corporate Secretary and Attorney. She is also Corporate Secretary of SJW Land Company, SJWTX, Inc. and Texas Water Alliance Limited. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.

C.A. Rayer	47
San Jose Water Company—Vice President, Operations. Mr. Rayer has served as Vice President of Operations since March 2016 and as Director of Operations from 2014 until March 2016. From 2006 to 2014, Mr. Rayer was the Manager of Operations and from 2001 to 2006 he served as the Operations Superintendent. From 1993 to 2001, Mr. Rayer worked in various capacities for San Jose Water Company.

W.R. Roth	64
SJW Group—President, Chief Executive Officer and Chairman of the Board of Directors of SJW Group, SJW Land Company and Texas Water Alliance Limited. Mr. Roth is also Chief Executive Officer and Chairman of the Board of Directors of San Jose Water Company and SJWTX, Inc. Mr. Roth was appointed Chief Executive Officer of SJW Group in 1999 and President in 1996. Mr. Roth has been with San Jose Water Company since 1990.

J.B. Tang	46
San Jose Water Company—Vice President, Government Relations and Corporate Communications. Mr. Tang has served as Vice President of Government Relations and Corporate Communications since October 2014. From 2012 to October 2014, Mr. Tang was Director of Government Relations and Corporate Communications. From 2009 to 2011, Mr. Tang was Manager of Government Relations and Corporate Communications.

W.L. Avila-Walker	53
SJW Group—Controller. Ms. Avila-Walker has served as Controller of San Jose Water Company since September 2009. Ms. Avila-Walker is also Controller of SJW Group since October 2014. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance.

Officers of the Registrant (Continued)

Name	Age	Offices and Experience
A.F. Walters	46
San Jose Water Company—Chief Administrative Officer. Mr. Walters has served as Chief Administrative Officer since January 31, 2014. Prior to joining San Jose Water Company, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013.

Mr. Gere, Mr. Jensen, Mr. Lynch, Ms. Papazian, Mr. Roth, and Mr. Walters are considered “Executive Officers” as defined under the Securities Exchange Act of 1934, as amended.

Financial Information about Foreign and Domestic Operations and Export Sales
SJW Group’s revenue and expense are derived substantially from Water Utility Services’ operations located in the County of Santa Clara in the State of California and Comal and Blanco Counties in the State of Texas.
Available Information
SJW Group’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Group’s website at http://www.sjwgroup.com, as soon as reasonably practicable, after SJW Group electronically files such material with, or furnish such material to, the SEC. The content of SJW Group’s website is not incorporated by reference to or part of this report.
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
Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing SJW Group. Additional risks that SJW Group does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, SJW Group’s business, operating results or financial condition could be materially harmed. In such case, the trading price of SJW Group’s common stock could decline and you may lose part or all of your investment. Investors should also refer to the other information set forth in this Form 10-K, including the consolidated financial statements and the notes thereto.
Our business is regulated and may be adversely affected by changes to the regulatory environment.
San Jose Water Company and CLWSC are regulated public utilities. The operating revenue of San Jose Water Company and CLWSC is generated primarily from the sale of water at rates authorized by the CPUC and the PUCT, respectively. The CPUC and PUCT set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of San Jose Water Company and CLWSC. Consequently, our revenue and operating results depend upon the rates which the CPUC and PUCT authorize.
In our applications for rate approvals, we rely upon estimates and forecasts to propose rates for approval by the CPUC or PUCT. No assurance can be given that our estimates and forecasts will be accurate or that the CPUC or PUCT will agree with our estimates and forecasts and approve our proposed rates. To the extent our authorized rates may be too low, revenues may be insufficient to cover Water Utility Services’ operating expenses, capital requirements and SJW Group’s historical dividend rate. In addition, delays in approving rate increases may negatively affect our operating results and our operating cash flows.
In addition, policies and regulations promulgated by the regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real utility property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow San Jose Water Company and CLWSC to accomplish some or all of the items listed above, Water Utility Services’ future operating results may be adversely affected. Further, from time to time, the commissioners at the CPUC and the PUCT may change. Such changes could lead to changes in policies and regulations and there can be no assurance that the resulting changes in policies and regulation, if any, will not adversely affect our operating results or financial condition.

Recovery of regulatory assets is subject to adjustment by the regulatory agency and could impact the operating results of Water Utility Services.
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Please refer to Note 1 of the “Notes to Consolidated Financial Statements” for a summary of net regulatory assets. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets or liabilities would need to be adjusted, which could have an adverse effect on our results of operations and financial condition.
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
SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from SCVWD due to availability, environmental, legal or other restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company’s Santa Cruz Mountains watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, such as the record drought conditions in 2014, 2015 and most of 2016, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production expenses. When drought conditions occur, we may be required to rely more heavily on purchased water than surface water, which would increase our costs and adversely affect our results of operations.
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
San Jose Water Company continues to utilize Pacific Gas & Electric’s time of use rate schedules to minimize its overall energy costs primarily for groundwater pumping. Optimization and energy management efficiency is achieved through the implementation of software applications that control pumps based on demand and cost of energy. An increase in demand or a reduction in the availability of surface water or import water could result in the need to pump more water during peak hours which may adversely affect the operating results of San Jose Water Company.
San Jose Water Company has been granted certain balancing accounts by the CPUC to track various water supply expenses and revenues. There is no assurance that the CPUC will allow recovery or refund of these balances when submitted by San Jose Water Company.
CLWSC’s primary water supply is 6,900 acre-feet of water which is pumped from Canyon Lake at three lake intakes or delivered as treated water from GBRA’s Western Canyon Pipeline, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. While the contract provides a committed long-term water supply for future demand, CLWSC customers currently do not use the volume of water allowed under the contracts which increases the cost of water for existing customers, and there is no assurance that future demands up to the committed supply volume will occur. Texas faces long-term water supply constraints similar to California as described above. (See also Part I, Item 1, “Water Supply”).

Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.
Water Utility Services’ operations are seasonal, thus quarterly fluctuation in results of operations may be significant. Rainfall and other weather conditions also affect the operations of Water Utility Services. Water consumption typically increases during the third quarter of each year when weather tends to be warm and dry. In periods of drought, if customers are encouraged or required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet periods, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes or restrictions are placed on outside irrigation, residential water demand would decrease, which would result in lower revenues.
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. For example, in response to the recent severe drought in California, on November 13, 2015, Governor Edmund Brown Jr. issued Executive Order B-36-15 to bolster the state’s drought response. On November 24, 2015, the SCVWD extended their call for 30% conservation and restrictions on outdoor watering of ornamental landscapes two days a week through June 30, 2016. On February 2, 2016, the State Water Board adopted an extended and revised emergency regulation to ensure that urban water conservation continues through October 2016. On May 9, 2016, Governor Brown issued an executive order to build on temporary statewide emergency water restrictions and to establish longer term water conservation measures, including permanent monthly water use reporting, new permanent water use standards in California communities and bans on clearly wasteful practices. On May 18, 2016, the State Water Board adopted a new approach to water conservation regulation and replaced its prior percentage reduction-based water conservation standard with a new approach designed to ensure at least a three year supply of available water based on local conditions. On June 14, 2016, the SCVWD reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, the SCVWD maintained their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week, effective February 1, 2017. (See also Part I, Item 1, “Water Supply”).
The implementation of mandatory conservation measures has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation. If the drought and the related conservation measures continue, we may experience fluctuations in the timing of or a reduction in customer revenue. Furthermore, while the CPUC approved WCMA memorandum accounts which would allow us to recover revenue reductions due to water conservation activities and certain conservation related costs, such memorandum accounts are subject to a review and approval process by the CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all or some of the revenue and costs recorded in the memorandum accounts. If drought conditions ease and the State Water Resources Control Board and the SCVWD no longer mandate water conservation, the Company may no longer be allowed to recover revenue lost due to continued conservation activities under the WCMA account and would therefore be exposed to differences between actual and authorized usage. This could result in lower revenues.
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
Under the federal Safe Drinking Water Act, Water Utility Services is subject to regulation by the EPA relating to the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. Water Utility Services is currently in compliance with all of the primary maximum contaminant levels promulgated to date. Additional or more stringent requirements may be adopted by each state. There can be no assurance that Water Utility Services will be able to continue to comply with all water quality requirements.
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
Water Utility Services rely on information technology and systems that are key to business operations. A system malfunction, security breach, cyber attacks or other disruptions could compromise our information and expose us to liability, which could adversely affect business operations.
Information technology is key to the operation of Water Utility Services, including but not limited to payroll, general ledger activities, outsourced bill preparation and remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate our distribution system. Among other things, system malfunctions and security breaches could prevent us from operating or monitoring our facilities, billing and collecting cash accurately and timely analysis of financial results. In addition, we collect, process, and store sensitive data from our customers and employees, including personally identifiable information, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen which could result in legal claims or proceedings, violation of privacy laws or damage to our reputation and customer relationships. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are breached.
The water utility business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. If SJW Group is unable to generate sufficient operating cash flows and obtain sufficient capital or if the rates at which we borrow increase, there would be a negative impact on our results of operations.
The water utility business is capital-intensive. Expenditure levels for renewal and modernization of the system will grow at an increasing rate as components reach the end of their useful lives. SJW Group funds capital expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances, borrowings through the lines of credit, and equity or debt financing. We cannot provide any assurance that the historical sources of funds for capital expenditures will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. A significant change in any of the funding sources could impair the ability of Water Utility Services to fund its capital expenditures, which could impact our ability to grow our utility asset base and earnings. Any increase in the cost of capital through higher interest rates or otherwise could adversely affect our results of operations.
Our ability to raise capital through equity or debt may be affected by the economy and condition of the debt and equity markets. Disruptions in the capital and credit markets or deteriorations in the strength of financial institutions could adversely affect SJW Group’s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. Furthermore, equity financings may result in dilution to our existing stockholders and debt financings may contain covenants that restrict the actions of SJW Group and its subsidiaries. The Company’s senior note borrowings include certain affirmative covenants regarding a maximum debt to equity ratio and an interest coverage requirement. In the event the Company exceeds the maximum debt to equity ratio or interest coverage requirement, we may be restricted from issuing future debt. In addition, the pollution control revenue bonds issued on behalf of the Company contain affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds, and limitations and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreement. In the event the Company violates any of these covenants, an event of default may occur and all amounts due under such bonds may be called by the Trustee, which would have an adverse effect on our business operations and financial conditions.
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
In light of the potential threats to the nation’s health and security due to terrorist attacks, we have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply. We have also tightened our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations and supplies. These costs may be significant. While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the CPUC and PUCT will approve a rate increase to recover all or part of such costs and, as a result, the Company’s operating results and business may be adversely affected. Further, despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.
A failure of our reservoirs, storage tanks, mains or distribution networks could result in losses and damages that may adversely affect our financial condition and reputation.
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
SJW Land Company has real estate holdings that are subject to various business and investment risks.
SJW Land Company owns real estate in two states. The risks in investing directly in real estate vary depending on the investment strategy and investment objective and include the following:

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
The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control. Factors that could cause fluctuations in the trading price of our common stock include volatility of the stock market, regulatory developments, general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors’ businesses or the competitive landscape generally, litigation involving us or our industry, and major catastrophic events or sales of large blocks of our stock.
Equity markets in general can experience extreme price and volume fluctuations which may adversely affect the market price of our common stock for reasons unrelated to our business or operating results.
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
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.
We entered into an agreement to sell all of our equity interests in TWA, and there is no guarantee that we will be able to close the sale in a timely manner or at all.
On February 22, 2016, SJW Group entered into a purchase and sale agreement with the GBRA, a conservation and reclamation district and political subdivision of the State of Texas, pursuant to which SJW Group agreed to sell all of its equity interests in TWA to GBRA for $31 million in cash.  Pursuant to the purchase and sale agreement, (i) upon closing of the transaction, GBRA will hold back $3 million in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Group four years following the closing. The purchase and sale agreement is subject to specified closing conditions, including without limitation, the completion of a financing by GBRA to fund the purchase price. There is no guarantee that all of the closing conditions will be satisfied in a timely manner, or at all. If we are not able to close the sale of TWA timely, or at all, it may adversely affect our business and financial condition.
Adverse investment returns and other factors may increase our pension costs and pension plan funding requirements.
A substantial number of our employees are covered by a defined benefit pension plan. Our pension costs and the funded status of the plan are affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation. Any change in such factors could result in an increase in future pension costs and an increase in our pension liability, requiring an increase in plan contributions which may adversely affect our financial conditions and results of operations.
Work stoppages and other labor relations matters could adversely affect our business and operating results.
As of December 31, 2016, 229 of our 406 total employees were union employees. Most of our unionized employees are represented by the Utility Workers of America, except certain employees in the engineering department who are represented by the International Union of Operating Engineers.
We may experience difficulties and delays in the collective bargaining process to reach suitable agreements with union employees, particularly in light of increasing healthcare and pension costs. In addition, changes in applicable law and regulations could have an adverse effect on management’s negotiating position with the unions. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during future negotiations may adversely affect our business, financial condition, results of operations, cash flows and liquidity.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also make it more difficult for stockholders to influence our policies or may reduce the rights of stockholders.
In November 2016, SJW Group changed its state of incorporation from California and Delaware. SJW Group’s Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of SJW Group. These provisions could also make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions include but are not limited to the following:

•	Authorizing Board of Directors to issue “blank check” preferred stock;

•	Prohibiting cumulative voting in the election of directors;

•	Limiting the ability of stockholders to call special meeting of stockholders to only stockholders holding not less than 20% of outstanding voting power; and

•	Requiring advance notification of stockholder nominations and proposals.
These provisions may frustrate or prevent any attempts by stockholders of SJW Group to replace or remove its current management by making it more difficult for stockholders to replace members of the Board of Directors, which is responsible for appointing the members of management. In addition, the provisions of Section 203 of the Delaware General Corporate Law (“DGCL”) govern SJW Group. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time without the consent of the Board of Directors.

Furthermore, SJW Group’s Certificate of Incorporation provides that a state or federal court located within Delaware is the sole and exclusive forum (unless the company consents in writing to the selection of an alternate forum) for (i) any derivative action or proceeding brought on behalf of SJW Group, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of SJW Group to the company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, or (iv) any action asserting a claim governed by the internal affairs doctrine. Such “exclusive forum” provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with SJW Group or its directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, 2,470 miles of transmission and distribution mains, distribution storage of approximately 247 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to supply its customers.
San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s groundwater pumping stations have a production capacity of approximately 194 million gallons per day and the present capacity for taking purchased water is approximately 90 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2016, a maximum and average of 136 million gallons and 90 million gallons of water per day, respectively, were delivered to the system.
CLWSC maintains a service area that covers approximately 244 square miles located in the southern region of the Texas hill country in Comal and Blanco counties. Our service area surrounds an 8,200 surface acre reservoir (Canyon Lake). Production wells are located in a Comal Trinity Groundwater Conservation District regulated portion of the Trinity aquifer and have the ability to pump a combined 3.55 billion gallons annually. CLWSC has contracts for 2 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. CLWSC has 599 miles of transmission and distribution mains and maintains 61 storage tanks with a total storage capacity of 7.4 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 60,000 gallons per day.
Water Utility Services hold all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.
As of December 31, 2016, SJW Land Company owns approximately 55 acres of property in the state of Tennessee and approximately five undeveloped acres of land and two acres of land with two commercial properties primarily in the San Jose metropolitan area. SJW Land Company also had owned 11 acres of property in the state of Arizona. On October 13, 2016, title to the Arizona property transferred from SJW Land Company to the Arizona Department of Transportation as a result of the Arizona Department of Transportation exercising their powers of eminent domain. See also Note 1 of “Notes to Consolidated Financial Statements”. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P, which owns one of the two commercial properties located in California. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. On January 10, 2017, 444 West Santa Clara Street, L.P. entered a purchase and sale agreement for the sale of all of its interests in the commercial building and land the partnership owns and operates for a purchase price of $11 million. The Company anticipates the sale to close in the first quarter of 2017.

The following table is a summary of SJW Land Company properties described previously:

				% for Year Ended December 31, 2016 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
2 Commercial buildings	San Jose, California	2	28,000	11%	11%
Warehouse building *	Phoenix, Arizona	11	176,000	10%	6%
Warehouse building	Knoxville, Tennessee	30	361,500	33%	29%
Commercial building	Knoxville, Tennessee	15	135,000	46%	54%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A

*
On September 8, 2016, SJW Land Company sold the Arizona warehouse building. Revenue and expense amounts are through the sale closing date of October 13, 2016. Amounts presented for Arizona exclude the gain on sale of the property. See Note 1, “Real Estate Investments,” of Notes to the Consolidated Financial Statements for further information regarding the sales transaction.

Item 3.	Legal Proceedings
SJW Group and its subsidiaries is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
SJW Group’s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Group’s common stock for each quarter in the 2016 and 2015 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 15 of “Notes to Consolidated Financial Statements” in Part II, Item 8.
As of December 31, 2016, there were 383 record holders of SJW Group’s common stock.
Dividends
Dividends have been paid on SJW Group’s and its predecessor’s common stock for 293 consecutive quarters and the annual dividend amount has increased in each of the last 49 years. Additional information as to the cash dividends paid on common stock in 2016 and 2015 is contained in the section captioned “Dividend per share” in the tables set forth in Note 15 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on SJW Group’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2016. The comparison assumes $100 was invested on December 31, 2011 in SJW Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Group, a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2011	2012	2013	2014	2015	2016
SJW Group	100	116	133	148	140	270
Water Utility Index	100	121	145	179	201	247
S&P 500 Index	100	116	154	175	177	198

The Water Utility Index is the 9 water company Water Utility Index prepared by Wells Fargo Securities, LLC. The above performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data
FIVE YEAR FINANCIAL AND STATISTICAL REVIEW
SJW Group and Subsidiaries

	2016	2015	2014	2013	2012
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$339,706	305,082	319,668	276,869	261,547
Operating expense:
Purchased water	72,971	61,089	47,280	63,225	66,106
Power	6,102	6,121	9,865	7,619	5,796
Groundwater extraction charges	32,088	31,240	53,678	37,927	23,940
Other production expenses	13,167	12,178	11,929	12,073	11,445
Administrative and general	48,038	47,131	40,573	43,714	42,812
Maintenance	17,476	14,956	14,474	13,548	13,350
Property taxes and other non-income taxes	12,123	11,667	11,086	10,317	9,703
Depreciation and amortization	44,625	40,740	37,905	35,039	33,098
Total operating expense	246,590	225,122	226,790	223,462	206,250
Operating income	93,116	79,960	92,878	53,407	55,297
Interest expense, other income and expense	(6,735)	(18,806)	(16,101)	(16,888)	(17,437)
Income before income taxes	86,381	61,154	76,777	36,519	37,860
Provision for income taxes	33,542	23,272	24,971	14,135	15,542
Net income	52,839	37,882	51,806	22,384	22,318
Dividends paid	16,559	15,885	15,177	14,443	13,231
CONSOLIDATED PER SHARE DATA
Earnings per share - diluted	2.57	1.85	2.54	1.12	1.18
Dividends paid	0.81	0.78	0.75	0.73	0.71
Book value per common share	20.61	18.83	17.75	14.71	14.71
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$1,666,381	1,524,422	1,413,151	1,314,191	1,216,235
Less accumulated depreciation and amortization	520,018	487,659	450,137	415,453	384,675
Net utility plant	1,146,363	1,036,763	963,014	898,738	831,560
Net real estate investment	50,459	61,434	62,201	67,819	65,187
Total assets	1,443,376	1,337,325	1,269,304	1,109,986	1,087,499
Capitalization:
Stockholders’ equity	421,646	383,783	360,155	321,175	274,604
Long-term debt, less current portion	433,335	377,187	384,365	334,997	335,598
Total capitalization	$854,981	760,970	744,520	656,172	610,202
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection	$1,402	1,263	1,328	1,159	1,101
Investment in gross utility plant per connection	$6,874	6,311	5,869	5,499	5,119
Connections at year-end	242,421	241,555	240,773	238,977	237,600
Miles of main at year-end	3,069	3,031	2,939	2,920	2,893
Water production (million gallons)	35,847	36,535	44,649	49,638	47,655
Maximum daily production (million gallons)	136	130	173	187	190
Population served (estimate)	1,092,600	1,089,000	1,085,000	1,077,000	1,071,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except where otherwise noted)
Description of Business
SJW Group is a publicly traded company and is a holding company with four subsidiaries:
San Jose Water Company, a wholly owned subsidiary, is a public utility in the business of providing water service to approximately 229,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
SJWTX, Inc., a wholly owned subsidiary of SJW Group, doing business as Canyon Lake Water Service Company, is a public utility in the business of providing water service to approximately 13,000 connections that serve approximately 39,000 people. CLWSC’s service area comprises more than 244 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company, a wholly owned subsidiary of SJW Group, owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in the states of California and Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. SJW Land Company also had owned a rental property in the state of Arizona. On October 13, 2016, title to the Arizona property transferred from SJW Land Company to the Arizona Department of Transportation as a result of the Arizona Department of Transportation exercising their powers of eminent domain. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company. On January 10, 2017, 444 West Santa Clara Street, L.P. entered a purchase and sale agreement for the sale of all of its interests in the commercial building and land the partnership owns and operates for a purchase price of $11,000. The Company anticipates the sale to close in the first quarter of 2017.
Texas Water Alliance Limited, a wholly owned subsidiary of SJW Group, is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA has water lease arrangements with certain landowners in Gonzales County, Texas and has obtained groundwater production and transportation permits from the groundwater district in Gonzales County. On February 22, 2016, SJW Group entered into an agreement with the GBRA, pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA for $31,000 in cash (the “TWA Agreement”). The TWA Agreement is subject to specified closing conditions, including the completion of a financing by GBRA to fund the purchase price. There is no guarantee that all of the closing conditions will be satisfied in a timely manner, or at all. If we are not able to close the sale of TWA timely, or at all, it may adversely affect our business and financial condition.
Business Strategy for Water Utility Services
SJW Group focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)	Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California and the PUCT in Texas; and

(3)	Out-of-region water and utility related services.
Regional Regulated Activities
SJW Group’s regulated utility operation is conducted through San Jose Water Company and CLWSC. SJW Group plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructures. It also seeks to acquire regulated water systems adjacent to or near its existing service territory.
The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than non-tariffed industries.
Regional Non-tariffed Activities
Operating in accordance with guidelines established by the CPUC, San Jose Water Company provides non-tariffed services, such as water system operations, maintenance agreements and antenna site leases under agreements with municipalities and other utilities. CLWSC provides non-tariffed wholesale water service to adjacent utilities.

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
Out-of-Region Opportunities
SJW Group also from time to time pursues opportunities to participate in out-of-region water and utility related services, particularly regulated water businesses. SJW Group evaluates out-of-region and out-of-state opportunities that meet SJW Group’s risk and return profile.
The factors SJW Group considers in evaluating such opportunities include:

•	potential profitability;

•	regulatory environment;

•	additional growth opportunities within the region;

•	water supply, water quality and environmental issues;

•	capital requirements;

•	general economic conditions; and

•	synergy potential.
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.
Real Estate Services
SJW Group’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land in the states of California and Tennessee and owns and operates a portfolio of commercial buildings in the states of California and Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owns a commercial building in San Jose, California. On January 10, 2017, 444 West Santa Clara Street, L.P. entered a purchase and sale agreement for the sale of all of its interests in the commercial building and land the partnership owns and operates for a purchase price of $11,000. The Company anticipates the sale to close in the first quarter of 2017. SJW Land Company manages its acquired income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company’s real estate investments diversify SJW Group’s asset base.
Critical Accounting Policies
SJW Group has identified accounting policies delineated below as the policies critical to its business operations and the understanding of the results of operations. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. SJW Group bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. For a detailed discussion on the application of these and other accounting policies, see Note 1 of “Notes to Consolidated Financial Statements.” SJW Group’s critical accounting policies are as follows:
Revenue Recognition
SJW Group recognizes its regulated and non-tariffed revenue when services have been rendered, in accordance with FASB ASC Topic 605—“Revenue Recognition.”

Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to operating revenue in the period which the revision to Water Utility Services’ estimates is determined. San Jose Water Company also recognizes balancing and memorandum accounts in its revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process as described below.
Revenues also include a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses.
SJW Group recognizes its non-tariffed revenue based on the nature of the non-tariffed business activities. Revenue from San Jose Water Company’s non-tariffed utility operations, maintenance agreements or antenna site leases are recognized when services have been rendered. Revenue from SJW Land Company properties is generally recognized ratably over the term of the leases.
Balancing and Memorandum Accounts
The purpose of a balancing account is to track the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for expense items for which revenue offsets have been authorized.
Balancing accounts are currently being maintained for the following items: purchased water, purchased power, groundwater extraction charges, pensions, and general rate case true-up’s. The amount in the water production balancing accounts varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. The pension balancing account is intended to capture the difference between actual pension expense and the amount approved in rates by the CPUC. The general rate case true-up accounts are a result of revenue shortfalls authorized for collection by the CPUC due to delayed rate case decisions.
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
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
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

Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the years ending December 31, 2016, 2015 or 2014.
Pension Plan Accounting
San Jose Water Company offers a Pension Plan, Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and certain postretirement benefits other than pensions to its employees. Accounting for pensions and other postretirement benefits requires assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases expected to be received by the employees, mortality, turnover and medical costs. Plan assets are marked to market at each reporting date. See assumptions and disclosures detailed in Note 10 of “Notes to Consolidated Financial Statements.”
Income Taxes
SJW Group estimates its federal and state income taxes as part of the process of preparing consolidated financial statements. The process involves estimating the actual current tax exposure together with assessing temporary differences resulting from different treatment of items for tax and accounting purposes, including the evaluation of the treatment acceptable in the water utility industry and regulatory environment. These differences result in deferred tax assets and liabilities, which are included on the balance sheet. If actual results, due to changes in the regulatory treatment, or significant changes in tax-related estimates or assumptions or changes in law, differ materially from these estimates, the provision for income taxes will be materially impacted.
Factors Affecting Our Results of Operations
SJW Group’s financial condition and results of operations are influenced by a variety of factors including the following:

•	economic utility regulation;

•	infrastructure investment;

•	compliance with environmental, health and safety standards;

•	production expenses;

•	customer growth;

•	water usage per customer; and

•	weather conditions, seasonality and sources of water supply.
Economic Utility Regulation
Water Utility Services is generally subject to economic regulation by CPUC and PUCT overseeing public utilities. Regulatory policies vary from state to state and may change over time. In addition, there may be regulatory lag between the time a capital investment is made, a consumption decrease occurs, or an operating expense increase and when those items are adjusted in utility rates.
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
Infrastructure Investment
The water utility business is capital-intensive. In 2016 and 2015, Company-funded capital improvements were $129,134 and $96,012, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $136,186 in 2017 and $662,962 over the next five years for capital improvements, subject to CPUC and PUCT approval. Included in this amount is approximately $20,900 remaining to be spent on upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant. SJW Group funds these expenditures through a variety of sources, including cash received from operations, debt and equity issuances and borrowings. SJW Group relies upon a line of credit, which will expire on June 1, 2021, to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2016 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
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
Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2016, production expenses accounted for approximately 50% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2016, 2015 and 2014, we had cash outflows of $1,070, $991 and $1,768, respectively, for acquisitions and water rights which we believe will allow us to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.

Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations. San Jose Water Company residential usage decreased 3.2% and 22.6% from 2015 to 2016 and 2014 to 2015, respectively. San Jose Water Company business usage increased 3.1% and decreased 14.1% from 2015 to 2016 and 2014 to 2015, respectively. In addition, 2016 residential and business usage was 21.9% and 7.5%, respectively, lower than the amount authorized in our 2016-2018 general rate case. Residential usage and business usage in 2015 was 30.3% and 5.7%, respectively, lower than the amount authorized in our 2013-2015 general rate case. CLWSC residential and business usage increased 1.8% from 2015 to 2016 and decreased 9.8% from 2014 to 2015.
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
In response to the recent severe drought in California, on November 13, 2015, Governor Edmund Brown Jr. issued Executive Order B-36-15 to bolster the state’s drought response.  On November 24, 2015, the SCVWD extended their call for 30% conservation and restrictions on outdoor watering of ornamental landscapes two days a week through June 30, 2016. On February 2, 2016, the State Water Board adopted an extended and revised emergency regulation to ensure that urban water conservation continues through October 2016. On May 9, 2016, Governor Brown issued an executive order to build on temporary statewide emergency water restrictions and to establish longer term water conservation measures, including permanent monthly water use reporting, new permanent water use standards in California communities and bans on clearly wasteful practices. On May 18, 2016, the State Water Board adopted a new approach to water conservation regulation and replaced its prior percentage reduction-based water conservation standard with a new approach designed to ensure at least a three year supply of available water based on local conditions. On June 14, 2016, the SCVWD reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, the SCVWD maintained their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week effective February 1, 2017.
Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges resulting from usage above customer allocations. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer’s water usage. On June 24, 2016, San Jose Water Company filed with the CPUC to amend its water shortage contingency plan with mandatory water usage reductions and drought surcharges to reflect the SCVWD’s changes. This request was approved by the CPUC with an effective date of July 1, 2016. The drought surcharges are not recorded as revenue. Rather, they are recorded in a regulatory liability account which has been authorized by the CPUC to track lost revenues from conservation. The amount recorded in the surcharge account is being used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts. As of December 31, 2016, San Jose Water Company has a remaining balance of approximately $7.7 million in the drought surcharge account to offset future rate increases related to drought conservation efforts. In light of improved water supply outlook, San Jose Water Company filed Advice Letter 505 with the CPUC to suspend its allocation program and all drought surcharges in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges.  However, Schedule 14.1, and all of the water use restrictions defined therein, will remain in effect in light of the continued calls for conservation by the SCVWD and the State Water Resources Control Board.  The allocations and drought surcharges were suspended effective February 1, 2017.San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters associated with the recent drought.
San Jose Water Company believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD, will be sufficient to meet customer demand for 2017 after consideration of implemented water restrictions and drought conservation activities. In addition, San Jose Water Company actively works with the SCVWD to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CLWSC believes that they will be able to meet customer demand for 2017 with their water supply which consists of groundwater from wells and purchased treated and raw water from the GBRA.

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
Overview
SJW Group’s consolidated net income for the year ended December 31, 2016 was $52,839, compared to $37,882 for the same period in 2015. This represents an increase of $14,957 or 39%, from 2015. The increase in net income was primarily due to an increase in operating revenue as a result of higher rates from the 2015 general rate case approval, partially offset by an increase in higher water production expenses due to price increases and depreciation expense due to increased depreciable assets. The increase in net income also includes an increase of $8,533 in the pre-tax gain on sale of nonutility property, primarily due to the sale of SJW Land Company’s Arizona property. In addition, the sale of 159,151 shares of California Water Service Group generated a $3,197 pre-tax gain. In addition to the higher rates from the 2015 general rate case approval, revenue increased during the year ended December 31, 2016 due to the net recognition of $6,830 in true-up revenue resulting from the 2012 & 2015 general rate case decisions, offset by a decrease in WCMA revenue recognition of $3,384.
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2016	2015	2014
Water Utility Services	$332,989	298,094	312,649
Real Estate Services	6,717	6,988	7,019
	$339,706	305,082	319,668

The change in consolidated operating revenues was due to the following factors:

	2016 vs. 2015 Increase/(decrease)		2015 vs. 2014 Increase/(decrease)
Water Utility Services:
Consumption changes	$(184)	—%	$(36,983)	(11)%
Increase in customers	628	—%	1,226	—%
Rate increases	28,561	10%	37,818	12%
Recycled	731	—%	651	—%
Balancing and memorandum accounts:
2012 & 2015 general rate case true-up	6,830	2%	(44,519)	(14)%
Water Conservation Memorandum Account	(3,384)	(1)%	20,492	6%
All other	1,713	1%	6,760	2%
Real Estate Services	(271)	—%	(31)	—%
	$34,624	12%	$(14,586)	(5)%

2016 vs. 2015
The revenue increase consists of $34,895 from Water Utility Services offset by a decrease of $271 from Real Estate Services.

The revenue increase for Water Utility Services is primarily due to an increase in rates as approved in the 2015 general rate case decision which resulted in $28,561 of additional revenue. The Company also recognized a net increase of $6,830 in true-up revenue resulting from the 2012 general rate case decision recognized in 2015 offset by true-up revenue recorded in 2016 related to the 2015 general rate case decision. In addition, new customers, recycled water revenue and certain balancing and memorandum accounts also contributed to the increase. These increases were partially offset by a decrease in revenue recognized related to the WCMA and a decrease in usage.

The revenue decrease for Real Estate Services was primarily the result of lower rental income due to the sale of SJW Land Company’s Arizona property.

2015 vs. 2014
The revenue decrease consists of $14,555 from Water Utility Services and $31 from Real Estate Services.
The revenue decrease for Water Utility Services is primarily the result of the recognition of true-up revenue approved by the CPUC in September 2014 and a decrease in consumption primarily due to the record drought in California and associated conservation measures. These decreases were partially offset by an increase in rates as approved in the 2012 general rate case decision, an increase in the revenue recognized related to certain balancing and memorandum accounts, and an increase in customers. The Company also recognized 2014 and 2015 revenue shortfalls that were being tracked in the WCMA until the criteria of ASC Topic 980 subtopic 605-25 was met.

The revenue decrease for Real Estate Services was primarily the result of decreased rental income from our Tennessee property due to lower common area maintenance expense reimbursements.

Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:

Operating Revenue by Customer Group

	2016	2015	2014
Residential and business	$278,941	251,617	249,302
Industrial	1,519	1,446	1,492
Public authorities	13,422	11,764	11,766
Others	9,218	8,536	8,091
Balancing and memorandum accounts	29,889	24,731	41,998
	$332,989	298,094	312,649

Number of Customers

	2016	2015	2014
Residential and business	236,689	235,883	235,179
Industrial	76	76	76
Public authorities	1,360	1,368	1,374
Others	4,296	4,228	4,144
	242,421	241,555	240,773

Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2016	2015	2014
Water Utility Services	$240,716	218,687	221,600
Real Estate Services	4,074	4,079	4,193
All Other	1,800	2,356	997
	$246,590	225,122	226,790

The change in consolidated operating expenses was due to the following factors:

	2016 vs. 2015 Increase/(decrease)		2015 vs. 2014 Increase/(decrease)
Water production expenses:
Change in surface water supply	$(2,512)	(1)%	$(2,630)	(1)%
Change in usage and new customers	(830)	—%	(21,468)	(9)%
Purchased water and groundwater extraction charge and energy price increase	17,042	7%	11,974	5%
Total water production expenses	13,700	6%	(12,124)	(5)%
Administrative and general	907	—%	6,558	3%
Maintenance	2,520	1%	482	—%
Property taxes and other non-income taxes	456	—%	581	—%
Depreciation and amortization	3,885	3%	2,835	1%
	$21,468	10%	$(1,668)	(1)%
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
CLWSC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA.

The following table presents the sources of water supply for Water Utility Services:

	Source of Water Supply
	2016	2015	2014
	(million gallons) (MG)
Purchased water	21,474	21,338	18,491
Groundwater	11,271	13,005	25,052
Surface water	2,465	1,553	421
Reclaimed water	637	639	685
	35,847	36,535	44,649
Average water production expense per MG	$3,468	3,028	2,749

Water production in 2016 for Water Utility Services decreased 688 million gallons from 2015. Water production in 2015 for Water Utility Services decreased 8,114 million gallons from 2014. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends on June 30. The contract water rate for SCVWD’s fiscal years 2017, 2016 and 2015 was $3.6, $3.1 and $2.6 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $3.3, $2.7 and $2.3 per million gallons for SCVWD’s fiscal years 2017, 2016, and 2015, respectively.
Unaccounted-for water for 2016 and 2015 approximated 7.8% and 8.1%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of lower flows through the system as a result of conservation activities, partially offset by Water Utility Services’ main replacements and lost water reduction programs.

The various components of operating expenses are discussed below.
Water production expenses
2016 vs. 2015
Water production expenses increased $17,042 due to higher per unit costs paid for purchased water, groundwater extraction and energy charges. These increases were offset by $2,512 due to an increase in the use of available surface water in 2016 compared to 2015 and $830 due to a decrease in customer usage. Effective July 2016, SCVWD increased the unit price of purchased water by approximately 18% and the groundwater extraction charge by approximately 20%.
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
2016 vs. 2015
Administrative and general expense increased $907 in 2016, or 2%, in comparison to 2015. The increase consisted primarily of: (1) $517 due to an increase in contracted work primarily related to the recycled water retrofit program and information governance initiative, (2) $463 increase in software maintenance contracts, (3) $438 increase in salaries, and (4) $184 increase in miscellaneous expenses, offset by (5) $695 decrease in pension expense as a result of an increasing discount rate coupled with an increase in return on pension plan assets.

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
Maintenance Expense
Maintenance expense increased $2,520 in 2016, or 17%, in comparison to 2015, and increased $482 in 2015, or 3%, in comparison to 2014. The increase in 2016 consisted primarily of: (1) $1,515 increase in uninsured losses primarily related to a reserve for an obsolete workorder, (2) $562 increase in salaries and (3) $332 increase in contract work and paving costs for asphalt repair. The increase in 2015 consisted primarily of a $298 increase in paving expense due to a change in paving specifications required by City of San Jose.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2016 and 2015 increased $456 and $581 from prior years, respectively. The increases were primarily a result of increased utility plant. SJW Group anticipates increases in 2017 for property taxes and other non-income taxes due to increases in utility plant.
Depreciation and Amortization
Depreciation and amortization expense increased $3,885 in 2016, or 10%, in comparison to 2015, and increased $2,835 in 2015, or 7%, in comparison to 2014. The increase in both years was due to increases in utility plant. SJW Group anticipates increases in 2017 for depreciation expense due to increases in utility plant.
Other Income and Expense
The change in other (expense) income in 2016 compared to 2015 was primarily due to a $9,981 gain on the sale of our SJW Land Company Arizona property compared to the gain on sale recorded in prior year of a portfolio of San Jose Water Company non-utility properties. In addition, the sale of 159,151 shares of common stock of California Water Service Group in 2016 also contributed $3,197 to the increase.
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
SJW Group’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 6.0% for the year ended December 31, 2016 and 6.2% for the years ended December 31, 2015 and 2014.
Provision for Income Taxes
Income tax expense for 2016 was $33,542, compared to $23,272 in 2015. The effective consolidated income tax rate was 39% for 2016, 38% for 2015 and 33% for 2014. The effective consolidated income tax rate for 2014 was low primarily due to a state income tax benefit of $4,482 recognized in 2014 related to the adoption of new Department of Treasury and Internal Revenue Service Tangible Property Regulations for 2013 and prior years. A similar event did not occur in 2015 or 2016. SJW Group is currently undergoing an income tax examination by The California Franchise Tax Board for refund claims for fiscal years 2008 through 2012. Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of actual to expected income tax expense.
Other Comprehensive (Loss) Income
Other comprehensive loss in 2016 was $787, net of tax, due to a change in the market value of our investment in California Water Service Group stock of $955 and the recognition of unrealized holding gains of $1,742 that was reclassified out of accumulated other comprehensive income due to the sale of California Water Service Group stock during the year. Other comprehensive loss in 2015 was $206, net of tax, due to a change in the market value of the investment in California Water Service Group.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers’ on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Group operates. Payment delinquencies are mitigated by service interruptions due to non-payment. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost-of-living. As of December 31, 2016, the change in the number of customers has been minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to all costs associated with general operations. Funds were also generated from borrowings on the line of credit and sale of non-utility properties owned by San Jose Water Company. From these amounts, SJW Group paid cash dividends of approximately $16,559 and funded its 2016 working capital and capital expenditure program.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2016 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
In 2016, the common dividends declared and paid on SJW Group’s common stock represented 31% of net income for 2016. Dividends have been paid on SJW Group’s and its predecessor’s common stock for 293 consecutive quarters and the annual dividend amount has increased in each of the last 49 years. While historically SJW Group has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Group cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2016, SJW Group generated cash flow from operations of approximately $114,100 compared to $97,200 in 2015 and $65,900 in 2014. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased in 2016 by approximately $16,900. This increase was caused primarily by a combination of the following factors: (1) recognition and collection of the balancing and memorandum accounts of $17,900, (2) net collection of taxes receivable was $2,600 more than prior year, (3) general working capital and net income adjusted for non-cash items increased by $2,400, offset by (4) collections of previously billed and accrued receivables decreased by $6,100. In 2015, SJW Corp. generated cash flow from operations of approximately $97,200 compared to $65,900 in 2014. Cash flow from operations increased in 2015 by approximately $31,300. This increase was caused primarily by a combination of the following factors: (1) recognition in the prior year of true-up revenue resulting from the general rate case decision added $41,200 in the balancing and memorandum accounts, (2) net income adjusted for non-cash items and gains from asset activity decreased $19,400, and (3) all other items caused a $9,500 increase.
Cash Flow from Investing Activities
In 2016, SJW Group used approximately $129,100 of cash for Company funded capital expenditures, $13,100 for developer funded capital expenditures, $3,400 in utility plant retirement costs, $1,000 for acquisitions and rights to provide water service, and $300 for real estate investments related to the leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $20,300 from the sale of real estate investments owned by SJW Land Company and San Jose Water Company, and $4,500 of cash proceeds from the sale of California Water Service Group stock. In 2015, SJW Group used approximately $96,000 of cash for Company funded capital expenditures, $10,800 for developer funded capital expenditures, $3,700 in utility plant retirement costs, $1,100 for real estate investments related to the leasehold improvement additions for the properties located in Knoxville, Tennessee, and $1,000 for acquisitions and rights to provide water service. These uses were offset by cash proceeds of $2,000 from the sale of non-utility properties owned by San Jose Water Company.

Water Utility Services budgeted capital expenditures for 2016, exclusive of capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2017
Water treatment	$2,738	2%
Source of supply	14,028	10%
Reservoirs and tanks	10,226	8%
Pump stations and equipment	15,054	11%
Equipment and other	8,084	6%
Montevina Water Treatment Plant	20,900	15%
Recycled water, green and alternative energy projects	10,982	8%
Distribution system	54,174	40%
	$136,186	100%

The 2017 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $54,174 is approximately $36,200 that is planned to be spent to replace Water Utility Services’ pipes and mains.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $662,962 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. A significant portion of this amount is subject to future CPUC and PUCT approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2016 increased by approximately $12,000 from the same period in the prior year, primarily as a result of an increase in long-term debt net borrowings from the 2016 California Pollution Control Financing Authority Revenue Bonds agreement and an increase in contributions in aid of construction in the current year partially offset by a decrease in the amount of net borrowings on our lines of credit, payments for debt issuance costs for new lines of credit, and long-term debt agreements, Safe Drinking Water State Revolving Fund (“SDWSRF”) loans, the Tennessee and Arizona mortgages. SJW Group’s cash management policy includes the issuance of long-term debt to pay down borrowings on the lines of credit. As such, when long-term borrowings are high, borrowings on the line of credit tend to be low and when long-term borrowings are low, borrowings on the line of credit tend to be high.
SJW Group, SJW Land Company, SJWTX, Inc. and San Jose Water Company have unsecured bank lines of credit totaling $145,000 as of December 31, 2016. Our drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Group expects to periodically draw down on the lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital—Water Utility Services” below.
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

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of December 31, 2016, San Jose Water Company’s long-term debt and equity were approximately 48% and 52%, respectively. The average borrowing rate of San Jose Water Company’s long-term debt was 6.2% as of December 31, 2016.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.
SJW Group has outstanding a $50,000 unsecured senior note as of December 31, 2016. The senior note has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization; and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2016, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $250,000 of unsecured senior notes as of December 31, 2016. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2016, San Jose Water Company’s funded debt was 48% of total capitalization and the net income available for interest charges was 435% of interest charges. As of December 31, 2016, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
On December 15, 2016, San Jose Water Company entered into a loan agreement with the California Pollution Control Financing Authority (“CPCFA”). The CPCFA simultaneously entered into an indenture with The Bank of New York Mellon Trust Company, N.A. as trustee pursuant to which the CPCFA issued $70,000 in aggregate principal amount of its 4.75% fixed rate revenue bonds. The CPCFA loaned the proceeds of the bond issuance to San Jose Water Company pursuant to the loan agreement. The terms of the revenue bonds provide for interest only payments until maturity, which is November 1, 2046. As of December 31, 2016, $19,001 in loan proceeds were being held as restricted cash by the trustee of the revenue bonds until certain conditions were met. On January 10, 2017, the conditions were met and trustee released the remaining loan proceeds to San Jose Water Company.
San Jose Water Company has obligations pursuant to loan agreements with the CPCFA supporting $120,000 in aggregate principal amount of CPCFA revenue bonds outstanding as of December 31, 2016. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2016, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc., doing business as Canyon Lake Water Service Company, has outstanding $15,000 of a senior note as of December 31, 2016. The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2016, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
Real Estate Services
As of December 31, 2016, SJW Land Company’s variable interest entity, 444 West Santa Clara Street, L.P., had an outstanding mortgage loan in the amount of $2,717. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company.
As of December 31, 2016, SJW Land Company no longer had outstanding balance of mortgages on its portfolio of properties.

SJW Group and its Subsidiaries
SJW Group and its subsidiaries consolidated long-term debt was 52% of total capitalization as of December 31, 2016. Management believes that SJW Group is capable of obtaining future long-term capital to fund regulated and non-tariffed growth opportunities and capital expenditure requirements.
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
On June 1, 2016, the company entered into a fourth amendment to San Jose Water Company’s existing $85,000 credit agreement, dated as of March 1, 2012, as amended from time to time (the “WF Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) thereby reducing the maximum principal amount available under such line of credit to $3,060. Pursuant to such amendment, no further borrowing was permitted under the WF Credit Agreement and the WF Credit Agreement remained outstanding for the sole purpose of reimbursing Wells Fargo for any draws against outstanding letters of credit for the California Department of Water Resources’ SDWSRF loans and related fees until such letters of credit were replaced or terminated. Under both the Credit Agreement and the WF Credit Agreement total borrowings could not exceed $125,000. On June 29, 2016, San Jose Water Company paid off the SDWSRF loans’ remaining balance of $1,823 which had a maturity date in 2027 and the WF Credit Agreement and letters of credit were terminated on September 27, 2016.
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
As of December 31, 2016, SJW Group. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At December 31, 2016, SJW Corp. and its subsidiaries had available unused short-term bank lines of credit of $130,800. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 1.5% as of December 31, 2016. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2016, SJW Group’s long-term debt was 52% of total capitalization and the net income available for interest charges was 496% of interest charges. As of December 31, 2016, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2016, San Jose Water Company was in compliance with all covenants.
On February 22, 2016, SJW Group entered into a Purchase and Sale Agreement with the GBRA pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA for $31,000 in cash (the “TWA Agreement”). Pursuant to the TWA Agreement, (i) upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Group four years following the closing. The TWA Agreement is subject to specified closing conditions, including without limitation, the completion of a financing by GBRA to fund the purchase price. There is no guarantee that all of the closing conditions will be satisfied, and the failure to complete the sale of TWA may adversely affect the financial conditions and results of operations of SJW Group.

Off-Balance Sheet Arrangement/Contractual Obligations
SJW Group has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.
SJW Group’s contractual obligations and commitments as of December 31, 2016 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$265,000	—	—	—	265,000
Advances for construction, San Jose Water Company*	67,881	2,726	5,452	5,452	54,251
444 West Santa Clara Street, L.P. long-term debt (non-recourse to SJW Land Company)	2,717	126	274	2,317	—
California Pollution Control Financing Authority Revenue Bonds, San Jose Water Company	120,000	—	—	—	120,000
Senior note, SJW Group	50,000	—	—	—	50,000
Total contractual cash obligation	$505,598	2,852	5,726	7,769	489,251
Total interest on contractual obligations	$434,113	25,635	51,248	48,947	308,283

* As of December 31, 2016, advances for construction was $84,815 of which $16,934 was related to non-refundable advances for construction.

In addition to the obligations listed above, San Jose Water Company had issued two standby letters of credit with a commercial bank in the amounts of $3,000 in support of its SDWSRF loans which were funded in 2005 and 2008. The letters of credit had automatically renewed annually. As of June 29, 2016, the SDWSRF loans were paid off and on September 23, 2016 the letters of credit were terminated.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2016, 2015 and 2014, San Jose Water Company purchased from SCVWD 18,241 million gallons ($61,645), 18,482 million gallons ($52,553) and 17,782 million gallons ($44,444), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on June 14, 2016, the contractual delivery schedule was reduced by 20% through January 31, 2017. On January 31, 2017, SCVWD Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2017. Based on current prices and estimated deliveries, San Jose Water Company committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 19,404 million gallons ($69,790) of water at the current contract water rate of $3.6 per million gallons during the year ending December 31, 2016. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available. The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends on June 30. The contract water rate for SCVWD’s fiscal years 2017, 2016 and 2015 was $3.6, $3.1 and $2.6 per million gallons, respectively.
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
San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2016, San Jose Water Company contributed $8,421 and $793 to the pension plan and other postretirement benefit plan, respectively. In 2017, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,500 to the pension plan and other postretirement benefit plan. The amount of required contributions for years thereafter is not actuarially determinable.
San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election

Plan and Deferral Election Program for non-employee directors. Under these benefit plans, San Jose Water Company is committed to pay approximately $808 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
San Jose Water Company has remaining commitments of $20,900 with one vendor related to Phase 2 upgrades to the Montevina Water Treatment Plant. This amount is expected to be spent during 2017.
CLWSC purchases water from GBRA under terms of agreements expiring in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment.
TWA has entered into approximately 180 water leases with property owners for certain real property rights for the development, production, transportation and use of groundwater in and under their property. In accordance with the water leases, TWA is committed to pay between $1,100 and $1,300 per year from 2016 to 2020. TWA may terminate the water leases at any time during the pre-production phase, upon two years prior written notice.
444 West Santa Clara Street, L.P.
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm owns the remaining 30% limited partnership interest. A commercial building was constructed on the property of 444 West Santa Clara Street, L.P. and is leased to an international real estate firm. The lease expires in August 2019. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. On January 10, 2017, 444 West Santa Clara Street, L.P. entered a purchase and sale agreement for the sale of all of its interests in the commercial building and land the partnership owns and operates for a purchase price of $11,000. The Company anticipates the sale to close in the first quarter of 2017.
Impact of Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When it becomes effective, the new standard will replace most existing revenue recognition guidance in generally accepted accounting principles. Since the issuance of ASU 2014-09, the FASB also has issued additional ASUs that clarify implementation guidance regarding principal versus agent considerations, licensing, and identifying performance obligations, as well as adding certain additional practical expedients. The new standard can be applied retrospectively to each prior period presented or on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption. SJW Group has not made a final decision on the transition method, but currently anticipates using the modified retrospective method. The Company does not anticipate the ASU will significantly impact the recognition of metered revenue, however consistent with others in the industry the Company is still evaluating the impact the ASU will have on its revenue classification and disclosures related to its alternative revenue programs and treatment of contributions in aid of construction. SJW Group will adopt the standard on January 1, 2018, its required effective date.
In February 2015, the FASB issued ASU 2015-02 which modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved in variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that operate as registered money market funds. ASU 2015-02 became effective for us in the first quarter of 2016 and the adoption did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update ASU 2015-03, “Interest — Simplifying the Presentation of Debt Issuance Costs” which became effective for SJW Corp. during the first quarter of 2016. ASU 2015-03 changes the presentation of debt issuance costs for term debt on the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” was issued to provide clarification to ASU 2015-03. The standard specifies that the SEC would not object to an entity deferring and presenting line-of-credit issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. This standard required application on a retrospective basis. Upon adoption of the standard on March 31, 2016, SJW Group reclassified its long-term debt issuance costs totaling $3,561 and $3,638 from other assets to long-term debt on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. There was no material impact from adopting the new standard on SJW Group’s Consolidated Statements of Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the lease requirements in “Leases (Topic 840).” This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the Consolidated Statement of Financial Position. ASU 2016-02 also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. This ASU will be effective for us in the first quarter of 2019 and earlier adoption is permitted. Management is currently evaluating the effect that the new standard will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The update will become effective for SJW Group in the first quarter of fiscal 2017, and adoption is not expected to have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. The update will become effective for SJW Group on January 1, 2018, with early adoption permitted as of January 1, 2017. The standard requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force,” which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. SJW Group early adopted this ASU during the quarter ended December 31, 2016. The adoption of the ASU did not have an impact on the consolidated financial statements in prior periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation. SJW Group also owned 100,000 shares of common stock of California Water Service Group as of December 31, 2016, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
SJW Group has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SJW Group:
We have audited the accompanying consolidated balance sheets of SJW Group and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule listed in Item 15. We also have audited SJW Group’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SJW Group’s management is responsible for these consolidated financial statements, for the financial statement schedule and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SJW Group and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, SJW Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Santa Clara, California
February 28, 2017

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Utility plant:
Land	$17,923	17,853
Depreciable plant and equipment	1,554,016	1,438,321
Construction in progress	70,453	45,573
Intangible assets	23,989	22,675
	1,666,381	1,524,422
Less accumulated depreciation and amortization	520,018	487,659
	1,146,363	1,036,763
Real estate investments	62,193	74,461
Less accumulated depreciation and amortization	11,734	13,027
	50,459	61,434
Current assets:
Cash and cash equivalents	6,349	5,239
Restricted cash	19,001	—
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $200 in 2016 and 2015	16,361	16,390
Income tax	9,796	10,852
Other	3,383	2,192
Accrued unbilled utility revenue	24,255	17,417
Current regulatory assets, net	16,064	16,542
Other current assets	4,402	4,744
	99,611	73,376
Other assets:
Investment in California Water Service Group	3,390	6,030
Net regulatory assets, less current portion	135,709	152,021
Other	7,844	7,701
	146,943	165,752
	$1,443,376	1,337,325

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2016	2015
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding 20,456,225 shares in 2016 and 20,381,949 shares in 2015	$21	21
Additional paid-in capital	81,715	79,231
Retained earnings	338,386	302,220
Accumulated other comprehensive income	1,524	2,311
Total stockholders’ equity	421,646	383,783
Long-term debt, less current portion	433,335	377,187
	854,981	760,970
Current liabilities:
Lines of credit	14,200	34,600
Current portion of long-term debt	125	3,491
Accrued groundwater extraction charges, purchased water and power	10,846	7,163
Accounts payable	18,739	16,196
Accrued interest	6,309	6,193
Accrued property taxes and other non-income taxes	1,681	1,622
Accrued payroll	4,696	4,203
Other current liabilities	6,977	6,155
	63,573	79,623
Deferred income taxes	205,203	198,775
Advances for construction	84,815	76,572
Contributions in aid of construction	151,576	141,194
Postretirement benefit plans	70,177	70,230
Other noncurrent liabilities	13,051	9,961
Commitments and contingencies	—	—
	$1,443,376	1,337,325

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2016	2015	2014
Operating revenue	$339,706	305,082	319,668
Operating expense:
Production Expenses:
Purchased water	72,971	61,089	47,280
Power	6,102	6,121	9,865
Groundwater extraction charges	32,088	31,240	53,678
Other production expenses	13,167	12,178	11,929
Total production expenses	124,328	110,628	122,752
Administrative and general	48,038	47,131	40,573
Maintenance	17,476	14,956	14,474
Property taxes and other non-income taxes	12,123	11,667	11,086
Depreciation and amortization	44,625	40,740	37,905
Total operating expense	246,590	225,122	226,790
Operating income	93,116	79,960	92,878
Other (expense) income:
Interest on long-term debt	(20,205)	(20,925)	(19,423)
Mortgage and other interest expense	(1,633)	(1,261)	(1,365)
Gain on sale of California Water Service Group stock	3,197	—	2,017
Gain on sale of real estate investment	10,419	1,886	554
Dividend income	87	174	189
Other, net	1,400	1,320	1,927
Income before income taxes	86,381	61,154	76,777
Provision for income taxes	33,542	23,272	24,971
Net income	$52,839	37,882	51,806
Other comprehensive (loss) income:
Unrealized (loss) income on investment, net of taxes of $657 in 2016, ($141) in 2015 and $208 in 2014	955	(206)	301
Reclassification adjustment for gain realized on investment, net of taxes of $1,198 in 2016 and $805 in 2014	(1,742)	—	(1,171)
Comprehensive income	$52,052	37,676	50,936
Earnings per share
—Basic	$2.59	1.86	2.56
—Diluted	$2.57	1.85	2.54
Weighted average shares outstanding
—Basic	20,439,957	20,360,663	20,227,297
—Diluted	20,588,973	20,515,643	20,416,734

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2013	20,169,211	21	73,501	244,266	3,387	321,175
Net income	—	—	—	51,806	—	51,806
Unrealized income (loss) on investment, net of tax effect of $208	—	—	—	—	301	301
Reclassification adjustment for gain realized on investment, net of tax effect of $805	—	—	—	—	(1,171)	(1,171)
Share-based compensation	—	—	1,031	(122)	—	909
Exercise of stock options and similar instruments	80,796	—	1,439	—	—	1,439
Employee stock purchase plan	35,682	—	839	—	—	839
Dividend reinvestment and stock purchase plan	1,151	—	34	—	—	34
Dividends paid ($0.75 per share)	—	—	—	(15,177)	—	(15,177)
Balances, December 31, 2014	20,286,840	21	76,844	280,773	2,517	360,155
Net income	—	—	—	37,882	—	37,882
Cumulative effect of change in accounting principle, net of tax effect of $300	—	—	—	(436)	—	(436)
Unrealized income (loss) on investment, net of tax effect of ($141)	—	—	—	—	(206)	(206)
Share-based compensation	—	—	1,603	(114)	—	1,489
Issuance of restricted and deferred stock units	61,791	—	(111)	—	—	(111)
Employee stock purchase plan	33,318	—	895	—	—	895
Dividends paid ($0.78 per share)	—	—	—	(15,885)	—	(15,885)
Balances, December 31, 2015	20,381,949	21	79,231	302,220	2,311	383,783
Net income	—	—	—	52,839	—	52,839
Unrealized income (loss) on investment, net of tax effect of $657	—	—	—	—	955	955
Reclassification adjustment for gain realized on investment, net of tax effect of $1,198	—	—	—	—	(1,742)	(1,742)
Share-based compensation	—	—	1,691	(114)	—	1,577
Issuance of restricted and deferred stock units	44,062	—	(161)	—	—	(161)
Employee stock purchase plan	30,214	—	954	—	—	954
Dividends paid ($0.81 per share)	—	—	—	(16,559)	—	(16,559)
Balances, December 31, 2016	20,456,225	21	81,715	338,386	1,524	421,646

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2016	2015	2014
Operating activities:
Net income	$52,839	37,882	51,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,295	42,330	39,491
Deferred income taxes	4,803	15,625	26,067
Share-based compensation	1,691	1,603	1,031
Gain on sale of real estate investment	(10,419)	(1,886)	(554)
Gain on sale of California Water Service Group stock	(3,197)	—	(2,017)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(5,377)	735	(1,276)
Accounts payable and other current liabilities	(337)	1,550	(403)
Accrued groundwater extraction charges, purchased water and power	3,683	1,133	(1,751)
Tax receivable and accrued taxes	(680)	(3,297)	(5,546)
Postretirement benefits	(349)	(117)	(325)
Regulatory asset related to balancing and memorandum accounts	19,297	1,429	(39,727)
Other noncurrent assets and noncurrent liabilities	5,468	1,950	(2,001)
Other changes, net	355	(1,680)	1,116
Net cash provided by operating activities	114,072	97,257	65,911
Investing activities:
Additions to utility plant:
Company-funded	(129,134)	(96,012)	(91,846)
Contributions in aid of construction	(13,086)	(10,762)	(10,090)
Additions to real estate investment	(328)	(1,097)	(13)
Payments for business/asset acquisition and water rights	(1,070)	(991)	(1,768)
Cost to retire utility plant, net of salvage	(3,361)	(3,673)	(1,551)
Proceeds from sale of real estate investment	20,341	1,925	4,572
Proceeds from sale of California Water Service Group stock	4,509	—	3,056
Net cash used in investing activities	(122,129)	(110,610)	(97,640)
Financing activities:
Borrowings from lines of credit	62,075	97,000	57,200
Repayments of lines of credit	(82,475)	(75,600)	(66,400)
Long-term borrowings	50,999	—	50,000
Long-term borrowings held as restricted cash	19,001	—	—
Repayments of long-term borrowings	(16,599)	(633)	(602)
Debt issuance costs	(1,275)	—	(528)
Dividends paid	(16,559)	(15,885)	(15,177)
Exercise of stock options and similar instruments	954	895	1,917
Tax benefits realized from share options exercised	203	634	462
Receipts of advances and contributions in aid of construction	14,366	12,266	7,569
Refunds of advances for construction	(2,522)	(2,484)	(2,612)
Net cash provided by financing activities	28,168	16,193	31,829
Net change in cash, cash equivalents and restricted cash	20,111	2,840	100
Cash and cash equivalents, beginning of year	5,239	2,399	2,299
Cash, cash equivalents and restricted cash, end of year	$25,350	5,239	2,399
Cash paid during the year for:
Interest	$23,962	23,634	21,046
Income taxes	$27,517	9,723	6,324
Supplemental disclosure of non-cash activities:
(Decrease) increase in accrued payables for construction costs capitalized	$(3,696)	7,540	(4,981)
Utility property installed by developers	$9,614	1,011	6,549

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$6,349	5,239	2,399
Restricted cash	$19,001	—	—
Cash, cash equivalents and restricted cash, end of year	$25,350	5,239	2,399
See Accompanying Notes to Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except share and per share data)

Note 1.	Summary of Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of SJW Group, its wholly owned subsidiaries, and two variable interest entities in which two SJW Group subsidiaries are the primary beneficiaries. All intercompany transactions and balances have been eliminated in consolidation.
On November 15, 2016, SJW Corp. changed its state of incorporation from the state of California to the state of Delaware and changed its name to SJW Group. The reincorporation was effected by means of a merger pursuant to the terms of the agreement and plan of merger, dated November 14, 2016, between SJW Corp. and SJW Group, Inc., a Delaware corporation and a wholly owned subsidiary of SJW Corp., which was formed solely for the purpose of effecting the reincorporation. Under the Merger Agreement, SJW Corp. merged with and into SJW Group, Inc., and SJW Corp. ceased to exist and SJW Group, Inc. became the surviving entity following the effectiveness of the merger. Concurrently with the consummation of the merger, SJW Group, Inc. changed its name to SJW Group. As part of the reincorporation, SJW Group changed its par value for common stock and preferred stock, SJW Group recast stockholder’s equity in the Consolidated Balance Sheet as of December 31, 2015 and Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014 to reflect the reincorporation. There were no changes to the historical number of shares issued and outstanding or earnings per share as a result of the reincorporation. See also Note 2, “Capitalization.”
SJW Group’s principal subsidiary, San Jose Water Company, is a regulated California water utility providing water service to approximately one million people in the greater metropolitan San Jose area. San Jose Water Company’s accounting policies comply with the applicable uniform system of accounts prescribed by the California Public Utilities Commission (“CPUC”) and conform to generally accepted accounting principles for rate-regulated public utilities. Approximately 92% of San Jose Water Company’s revenues are derived from the sale of water to residential and business customers.
SJWTX, Inc., a wholly owned subsidiary of SJW Group, is incorporated in the State of Texas and is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 39,000 people. CLWSC’s service area comprises more than 244 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company owns commercial properties, several undeveloped real estate properties, and warehouse properties in the states of California and Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company (see Note 9, “Partnership Interest”).
Texas Water Alliance Limited, a wholly owned subsidiary of SJW Group, is undertaking activities that are necessary to develop a water supply project in Texas. In connection with the project, TWA has water lease arrangements with certain landowners in Gonzales County, Texas and has obtained groundwater production and transportation permits from the groundwater district in Gonzales County. On February 22, 2016, SJW Group entered into an agreement with the GBRA, pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA for $31,000 in cash (the “TWA Agreement”). The TWA Agreement is subject to specified closing conditions, including the completion of a financing by GBRA to fund the purchase price. See Note 13, “Texas Water Alliance Limited.”
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force,” which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. SJW Group early adopted this ASU during the quarter ended December 31, 2016. The adoption of the ASU did not have an impact on the consolidated financial statements in prior periods.
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
Utility Plant
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2016, 2015 and 2014 was $2,188, $1,188 and $1,112, respectively. Construction in progress was $70,453 and $45,573 at December 31, 2016 and 2015, respectively.

The major components of depreciable plant and equipment as of December 31, 2016 and 2015 are as follows:

	2016	2015
Equipment	$269,734	254,940
Transmission and distribution	1,204,520	1,108,659
Office buildings and other structures	79,762	74,722
Total depreciable plant and equipment	$1,554,016	1,438,321

Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2016, 2015 and 2014, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.5%, 3.4% and 3.4%, respectively. A portion of depreciation expense was allocated to administrative and general expense. For the years 2016, 2015 and 2014, the amounts allocated to administrative and general expense were $1,670, $1,590 and $1,586, respectively. Depreciation expense for utility plant for the years ended December 31, 2016, 2015 and 2014 was $42,659, $38,722 and $35,918, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Utility Plant Intangible Assets
All intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful life of the asset, ranging from 5 to 70 years (see Note 6, “Intangible Assets”).
In January 2014, the FASB issued ASU 2014-05 - “Service Concession Arrangements” which became effective for the Company during the first quarter of 2015. ASU 2014-05 specifies that an operating entity should not account for a service concession arrangement as a lease in accordance with FASB ASC Topic 840 - “Leases.” An operating entity should refer to other accounting guidance topics as applicable to account for various aspects of a service concession arrangement. ASU 2014-05 also specifies that infrastructure constructed by an operator in a service concession arrangement should not be recognized as property, plant, and equipment of the operator. ASU 2014-05 required application on a modified retrospective basis to service concession arrangements that existed at January 1, 2015. San Jose Water Company operates the City of Cupertino’s municipal water system under a service concession arrangement. Upon adoption of this standard, SJW Group reclassified $1,859 of Depreciable Plant and Equipment for infrastructure related to the Cupertino service concession arrangement to intangible assets and the related accumulated depreciation of $377 to accumulated amortization. In addition, the Company recognized a cumulative effect adjustment of $436, net of tax, to the opening balance of retained earnings.
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. There is no depreciation associated with nonutility property as it is all land. The major components of real estate investments as of December 31, 2016 and 2015 are as follows:

	2016	2015
Land	$15,218	17,297
Buildings and improvements	46,826	57,015
Intangibles	149	149
Total real estate investment	$62,193	74,461

Depreciation on real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years. The estimated service lives of depreciable real estate investments are as follows:

Useful Lives
Buildings and improvements	7 to 39 years
Intangibles	7 to 12 years
In 2015, SJW Land Company was notified by the Arizona Department of Transportation that in order to achieve their goals of developing a new freeway extension, they, in conjunction with the Federal Highway Commission, would be exercising their powers of eminent domain for SJW Land Company’s warehouse building located in Phoenix, Arizona. On September 8, 2016, SJW Land Company sold the Arizona warehouse building and received a settlement value of $20,000. Title to the property transferred on October 13, 2016 upon the recording of the court’s Final Order of Condemnation. SJW Group recognized a pre-tax gain on sale of real estate investments of $9,981, after selling expenses of $112.
On January 10, 2017, 444 West Santa Clara Street, L.P. entered a purchase and sale agreement for the sale of all of its interests in the commercial building and land the partnership owns and operates for a purchase price of $11,000. The Company anticipates the sale to close in the first quarter of 2017.
On August 14, 2015, San Jose Water Company sold five nonutility properties located in San Jose, California for $2,015. SJW Group recognized a pre-tax gain on the sale of real estate investments of $1,886, after selling expenses of $91.
On June 30, 2014, SJW Land Company sold its retail building located in El Paso, Texas for $4,450. The Company recognized a pre-tax gain on the sale of real estate investment of $273, after selling expenses of $169.
Real estate investments include $61,179 and $73,658 as of December 31, 2016 and 2015, respectively, of assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2016:

Year ending December 31:	Rental Revenue
2017	$4,753
2018	3,924
2019	3,609
2020	3,302
2021	2,441
Thereafter	7,947

Impairment of Long-Lived Assets
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Group are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. In addition, the Company tests unamortized intangible assets, which primarily relate to water rights, at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, the Company considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If the Company determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. No impairments occurred during 2016, 2015 or 2014.

Financial Instruments
The following instruments are not measured at fair value on the Company’s consolidated balance sheets but require disclosure of fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of long-term debt is discussed in Note 4, pension plan assets in Note 10 and investment in California Water Service Group Stock in Note 14.
Investment in California Water Service Group
SJW Group’s investment in California Water Service Group is accounted for under FASB ASC Topic 320—“Investments—Debt and Equity Securities,” as an available-for-sale marketable security. The investment is recorded on the Consolidated Balance Sheet at its quoted market price with the change in unrealized gain or loss reported, net of tax, as a component of other comprehensive income (loss) (see Note 14).
Regulatory Rate Filings
On January 5, 2015, San Jose Water Company filed General Rate Case Application No. 15-01-002 requesting authority for an increase of revenue of $34,928, or 12.22%, in 2016, $9,954, or 3.11%, in 2017 and $17,567, or 5.36%, in 2018. On June 9, 2016, the CPUC issued Decision 16-06-004 approving two partial settlements, resolving disputed issues and adopting revenue requirements for San Jose Water Company. The decision authorizes an increase of 8.6% in authorized revenue requirement effective January 1, 2016. Updated rates were implemented on June 14, 2016. Rates and revenue for 2017 and 2018 are determined based on the forecasted change in the consumer price index from the preceding year. The decision also approved the requested recovery of the net under-collected balance of $3,776 accumulated in various balancing and memorandum accounts. This balance was previously recorded by the Company as revenue through the balancing and memorandum accounts in prior periods in accordance with San Jose Water Company’s revenue recognition policy. Since a decision was not reached by the end of 2015, the CPUC authorized San Jose Water Company to implement a surcharge to true-up the difference between interim rates for the period January 1, 2016 to the implementation date of updated rates on June 14, 2016. On June 28, 2016, San Jose Water Company filed Advice Letter 492 seeking recovery of $8,767 which was not collected over the period January 1, 2016 through June 13, 2016 due to the delayed decision. Subsequently, under the CPUC staff’s direction, this filing was amended to include previously uncollected revenue from the prior general rate case in the amount of $524, for a total recovery of $9,291. San Jose Water Company’s request was approved and a surcharge of $0.1832 per CCF was implemented effective July 9, 2016 to recover this balance.
On July 30, 2015, San Jose Water Company filed Application No. 15-07-027 with the CPUC seeking the authorization to implement a reincorporation of San Jose Water Company’s parent holding company, SJW Corp., from its present form as a California corporation to a Delaware corporation. On May 26, 2016, the CPUC issued Decision 16-05-037 authorizing the reincorporation.
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
On February 5, 2016, San Jose Water Company filed Advice Letter No. 482 with the CPUC. With this advice letter, San Jose Water Company requested authorization to recover the $7,668 balance accumulated in the Water Conservation Memorandum Account (“WCMA”) during the period January 1, 2015 through December 31, 2015.  The WCMA is used to track the revenue impact of mandatory conservation upon San Jose Water Company’s quantity revenue resulting from mandatory conservation instituted by the State of California and the SCVWD.  The requested $7,668 recovery is the net amount of the total drought related revenue reduction calculated in the WCMA offset by the drought surcharges collected during 2015.  On April 21, 2016, the CPUC passed Resolution W-5095 approving San Jose Water Company’s requested recovery. The under-collection will be recovered via a surcharge of $0.1441 per CCF on the existing quantity rate for a period of 12 months from the date of CPUC approval.
On February 25, 2016, the CPUC passed Resolution W-5074 which affirmed San Jose Water Company’s Water Shortage Contingency Plan in Schedule 14.1 with water allocations and drought surcharges. Schedule 14.1 is the tariff that includes the drought allocations and drought surcharges in effect for residential customers and for dedicated landscape services. San Jose Water Company originally implemented Schedule 14.1 in June 2015 in response to the Governor’s Executive Order

B-29-15, and by orders of the State Water Board and the CPUC. Subsequently, with the current improved water supply outlook, the allocation and drought surcharge program was suspended effective February 1, 2017.
On February 29, 2016, San Jose Water Company filed Advice Letter No. 483 with the CPUC. This advice letter requested authorization to increase revenue requirement by $1,659 via a rate base offset for 2015 calendar year plant additions related to the Montevina Water Treatment Plant Upgrade Project. With this increase, the bill for a residential customer using 15 CCF per month increased by $0.46, or 0.55% per month. This requested increase was approved and became effective March 30, 2016.
On June 10, 2016, San Jose Water Company filed Advice Letter No. 490 with the CPUC requesting authorization to increase revenues by $21,439, or approximately 6.72%. This increase is intended to recover increased costs for purchased water and ground water production charged by the SCVWD. As directed by the CPUC’s Water Division, the revenue increase is recovered via surcharges on the existing quantity rate. The request was authorized and effective on July 1, 2016.
San Jose Water Company filed Advice Letters 491 and 493 on June 24, 2016 and June 30, 2016, respectively, with the CPUC to revise the existing Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges. The applicable tariffs were revised to reflect SCVWD conservation standard of a 20% reduction from 2013 usage levels. With these advice letters, San Jose Water Company proposed to ease the existing drought allocations and existing drought rules. San Jose Water Company’s requested changes were approved by the CPUC with an effective date of July 1, 2016. Subsequently, with the current improved water supply outlook, the allocation and drought surcharge program was suspended effective February 1, 2017.
Effective September 15, 2016, the Cupertino City Council authorized San Jose Water Company to implement a 8.6% general rate increase and a 2016 Interim Rate True-Up Surcharge of $0.1832 per CCF to be collected over a 12-month period from customers in the Cupertino leased water system San Jose Water Company operates. The new rates match those previously approved by the CPUC in San Jose Water Company’s most recent general rate case decision effective January 1, 2016.
On November 15, 2016, San Jose Water Company filed Advice Letter No. 498 with the CPUC requesting a revenue increase of $13,205, or 3.8%, for the 2017 escalation year.  This request was approved and the new rates became effective on January 1, 2017.
On January 6, 2017, San Jose Water Company filed Advice Letter No. 501 with the CPUC requesting authorization to implement a sales reconciliation mechanism to conform water forecasts authorized in the last general rate case to recorded consumption for the period of October 2015 through September 2016. The CPUC has ordered all Class A and B water utilities that have a five percent or greater divergence between authorized and actual sales during declared drought years to request a sales reconciliation mechanism to conform water forecasts authorized in the last general rate case to recorded consumption. If the CPUC authorizes this request, the resulting monthly bill for a typical residential customer using 15 CCF per month will increase by $3.66, or 3.65%. If approved, the requested rate increase would be effective around March 15, 2017.
San Jose Water Company filed Advice Letter No. 505 on January 27, 2017 with the CPUC to suspend its allocation program and all drought surcharges in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges.  However, Schedule 14.1, and all of the water use restrictions defined therein, will remain in effect in light of the call for continued conservation by the SCVWD and the State Water Resources Control Board.  The allocations and drought surcharges were suspended effective February 1, 2017.
On February 17, 2017, San Jose Water Company filed Advice Letter No. 506 with the CPUC requesting authorization to increase its revenue requirement by $5,339 via a rate base offset for calendar year 2016 plant additions related to the Montevina Water Treatment Plant upgrade project. If approved, the bill for a residential customer using 15 CCF per month will increase by $1.52, or 1.5% per month. San Jose Water Company has requested that the rate increase become effective on or about March 18, 2017.
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
On September 16, 2015, CLWSC filed an application with the PUCT requesting approval of the reincorporation of SJW Group from a California corporation to a Delaware corporation. A decision was issued on March 24, 2016 approving the reincorporation.

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
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
On June 28, 2016, San Jose Water Company filed Advice Letter 492 for a surcharge of $8,767 to true-up the difference between interim rates and 2015 General Rate Case authorized rates, which is expected to be collected during a 12-month recovery period once approved. The $8,767 of revenue was recorded in the 2015 General Rate Case true-up row for the year ended December 31, 2016 in the table below. This amount includes $185 related to water supply accounts that have previously been recorded and have been deducted from the appropriate row in the year ended December 31, 2016 in the table below.
Based on ASC Topic 980-605-25, San Jose Water Company recognized regulatory assets of $16,708 due to lost revenues accumulated in the 2016 WCMA account for year ended December 31, 2016. These regulatory assets were offset by a regulatory liability in the amount of $16,708 for year ended December 31, 2016 created by Tariff Rule 14.1 drought surcharges collected during the same period as allowed for in Advice Letter 473A which was approved by the CPUC and became effective June 15, 2015. These amounts have been recorded in the 2016 WCMA row shown in the tables below.
On December 3, 2015, the CPUC approved a surcharge to recover lost revenues for the period of April 1, 2014 through December 31, 2014 related to the ongoing drought and the associated calls for water use reduction from the SCVWD. The resolution authorized San Jose Water Company to recover $4,259 of lost revenues tracked through the WCMA account over a twelve month period via a surcharge of $0.08 per CCF beginning December 9, 2015. A reserve was recorded of $1,278 for the estimated amount that may not be collected within 24 months of December 31, 2015, the year-end of the period in which the revenue is being recorded, in accordance with FASB ASC Topic 980-605-25—“Alternative Revenue Programs”. The reserve was determined based on the difference between authorized usage in the last general rate case decision and an estimate of actual usage over the recovery period, offset by applicable drought surcharges. The net amount of $2,981 had been recorded into the 2014 WCMA row in the table below for the year ended December 31, 2015. As of December 31, 2016, the reserve balance for the 2014 WCMA was $1,089 which has been netted from the balances below.
Based on FASB ASC Topic 980-605-25—“Alternative Revenue Programs,” San Jose Water Company also recognized in revenue $19,854 of lost revenues accumulated in the WCMA account for the year ended December 31, 2015 less a $2,343 reserve for the estimated amount that may not be collected within the 24 month period defined in the guidance. The regulatory asset was offset with the regulatory liability amount of $12,139 representing Tariff Rule 14.1 drought surcharges collected for the same period as allowed for in Advice Letter 473A which was approved by the CPUC and became effective June 15, 2015. The net amount of $5,372 had been recorded as a revenue addition in the 2015 WCMA row in the table below. As of December 31, 2016, the reserve balance for the 2015 WCMA was $2,112 which has been netted from the balances below.

San Jose Water Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded revenue and regulatory assets as follows:

	For the year ended December 31, 2016
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA	$2,944	188	(3,132)	—	—
2015 WCMA	5,372	211	(3,994)	—	1,589
2016 WCMA	—	16,708	—	(16,708)	—
All others	594	1,756	418	—	2,768
Total memorandum accounts	$8,910	18,863	(6,708)	(16,708)	4,357

Balancing accounts:
Water supply costs	2,771	1,620	799	—	5,190
Drought surcharges	(359)	—	(24,037)	16,708	(7,688)
Pension	(552)	1,120	(2,577)	—	(2,009)
2012 General Rate Case true-up	33,070	—	(12,388)	—	20,682
2015 General Rate Case true-up	—	8,767	(3,239)	—	5,528
All others	1,366	(483)	(1,034)	—	(151)
Total balancing accounts	$36,296	11,024	(42,476)	16,708	21,552

Total	$45,206	29,887	(49,184)	—	25,909

	For the year ended December 31, 2015
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA	$—	2,981	(37)	—	2,944
2015 WCMA	—	17,511	—	(12,139)	5,372
All others	(1,377)	1,494	477	—	594
Total memorandum accounts	$(1,377)	21,986	440	(12,139)	8,910

Balancing accounts:
Water supply costs	890	2,025	(144)	—	2,771
Drought surcharges	—	—	(12,498)	12,139	(359)
Pension	1,412	(924)	(1,040)	—	(552)
2012 General Rate Case true-up	44,400	1,937	(13,267)	—	33,070
All others	1,736	(293)	(77)	—	1,366
Total balancing accounts	$48,438	2,745	(27,026)	12,139	36,296

Total	$47,061	24,731	(26,586)	—	45,206

	For the year ended December 31, 2014
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
All others	$(1,896)	341	178	—	(1,377)
Total memorandum accounts	$(1,896)	341	178	—	(1,377)

Balancing accounts:
Water supply costs	(2,378)	3,353	(85)	—	890
Pension	9,734	(7,705)	(617)	—	1,412
2012 General Rate Case true-up	—	46,456	(2,056)	—	44,400
All others	2,229	(447)	(46)	—	1,736
Total balancing accounts	$9,585	41,657	(2,804)	—	48,438

Total	$7,689	41,998	(2,626)	—	47,061
As of December 31, 2016, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,173. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.
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
Regulatory assets and liabilities are comprised of the following as of December 31:

	2016	2015
Regulatory assets:
Income tax temporary differences, net	$10,139	8,184
Postretirement pensions and other medical benefits	109,795	109,168
Balancing and memorandum accounts, net	25,909	45,206
Other, net	5,930	6,005
Total regulatory assets, net in Consolidated Balance Sheets	$151,773	168,563
Less: current regulatory asset, net	16,064	16,542
Total regulatory assets, net, less current portion	$135,709	152,021

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

Estimated Refunds
2017	$2,726
2018	2,726
2019	2,726
2020	2,726
2021	2,726
Thereafter	54,251
As of December 31, 2016, advances for construction was $84,815 of which $16,934 was related to non-refundable advances for construction.
Contributions in aid of construction represent funds received from developers that are not refundable under applicable regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.
Customer advances and contributions in aid of construction received subsequent to 1986 and prior to June 12, 1996 generally must be included in federal taxable income. Taxes paid relating to advances and contributions are recorded as deferred tax assets for financial reporting purposes and are amortized over 40 years for advances and over the tax depreciable life of the related asset for contributions. Receipts subsequent to June 12, 1996 are generally exempt from federal taxable income, unless specifically prescribed under treasury regulations.
Advances and contributions received subsequent to 1991 and prior to 1997 are included in California state taxable income.
Asset Retirement Obligation
SJW Group’s asset retirement obligation is recorded as a liability included in other non-current liabilities. It reflects principally the retirement costs of wells and other anticipated clean-up costs, which by law, must be remediated upon retirement. Retirement costs have historically been recovered through rates at the time of retirement. As a result, the liability is offset by a regulatory asset. For the years ended December 31, 2016 and 2015, the asset retirement obligation is as follows:

	2016	2015
Retirement obligation	$4,835	4,249
Discount rate	6%	6%
Present value, recorded as a liability	1,966	1,961
Deferred tax	1,352	1,348
Regulatory asset	$3,318	3,309

Revenue
SJW Group recognizes its regulated and non-tariffed revenue when services have been rendered, in accordance with ASC Topic 605.
Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services’ estimates is determined. San Jose Water Company also recognizes balancing and memorandum accounts in its revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in SJW Group’s financial statements. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25 in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end the revenue is recorded. A reserve will be recorded for amounts which we estimate will not be collected within the 24 month criteria. This reserve will be based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges.
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2016, 2015 and 2014, the surcharge was $3,807, $4,605 and $3,872, respectively.
Revenue from San Jose Water Company’s non-tariffed utility operations, maintenance agreements or antenna site leases are recognized when services have been rendered. Non-tariffed operating revenue in 2016, 2015 and 2014 includes $6,451, $6,145 and $6,175, respectively, from the operation of the City of Cupertino municipal water system. Revenue from SJW Land Company properties is recognized ratably over the term of the related leases.
Share-Based Payment
SJW Group calculates the fair value of restricted stock awards based on the grant date fair market value of the company’s stock price reduced by the present value of the dividends expected to be declared on outstanding shares. In addition, SJW Group estimates forfeitures for share-based awards that are not expected to vest.
SJW Group utilizes the Monte Carlo valuation model, which requires the use of subjective assumptions, to compute the fair value of market-vesting restricted stock units.
The compensation cost charged to income is recognized on a straight-line basis over the requisite service period, which is the vesting period.
Maintenance Expense
Planned major maintenance projects are charged to expense as incurred.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with stock options, deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plans. Restricted common stock units and stock options of 6,689, 1,978 and 2,791 as of December 31, 2016, 2015 and 2014, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 2.	Capitalization
SJW Group is authorized to issue 36,000,000 shares of common stock of $0.001 par value per share. Prior to the reincorporation on November 15, 2016, discussed in Note 1, “Summary of Significant Accounting Policies,” SJW Corp. was authorized to issue 36,000,000 shares of common stock of $0.521 par value per share. At December 31, 2016 and 2015, 20,456,225 and 20,381,949, respectively, shares of common stock were issued and outstanding. In connection with the change of SJW Group’s common stock par value, SJW Group has recast stockholder’s equity in the Consolidated Balance Sheet as of December 31, 2015 and Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014 to reflect the reincorporation. There were no changes to the historical number of shares issued and outstanding or earnings per share as a result of the reincorporation.

At December 31, 2016, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for SJW Group. Prior to reincorporation and merger on November 15, 2016, SJW Group had 176,407 authorized shares of preferred stock of $25 par value per share. At December 31, 2016 and 2015, no shares of preferred stock were issued or outstanding.

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
On June 1, 2016, the company entered into a fourth amendment to San Jose Water Company’s existing $85,000 credit agreement, dated as of March 1, 2012, as amended from time to time (the “WF Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) thereby reducing the maximum principal amount available under such line of credit to $3,060. Pursuant to such amendment, no further borrowing was permitted under the WF Credit Agreement and the WF Credit Agreement remained outstanding for the sole purpose of reimbursing Wells Fargo for any draws against outstanding letters of credit for the California Department of Water Resources’ Safe Drinking Water State Revolving Fund (“SDWSRF”) loans and related fees until such letters of credit were replaced or terminated. Under both the Credit Agreement and the WF Credit Agreement total borrowings could not exceed $125,000. On June 29, 2016, San Jose Water Company paid off the SDWSRF loans’ remaining balance of $1,823, which had a maturity date in 2027, and the WF Credit Agreement and letters of credit were terminated on September 27, 2016.
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
As of December 31, 2015, SJW Group and its subsidiaries had unsecured bank lines of credit with Wells Fargo, allowing aggregate short-term borrowings of up to $100,000, of which $15,000 was available to SJW Group and SJW Land Company under one line of credit and $85,000 was available to San Jose Water Company under another line of credit. San Jose Water Company issued two standby letters of credit with a commercial bank in the amount of $3,000 in support of its SDWSRF loans which were funded in 2005 and 2008. As of December 31, 2015, $3,000 under the San Jose Water Company line of credit was set aside in the form of letters of credit for its SDWSRF loans.
As of December 31, 2016 and 2015, SJW Group had outstanding balances on the lines of credit of $14,200 and $34,600, respectively.
Cost of borrowing on the lines of credit averaged 1.48% and 1.31% as of December 31, 2016 and 2015, respectively.
The SJW Corp. and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2016, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2016, San Jose Water Company was in compliance with all covenants.

Note 4.	Long-Term Debt
In April 2015, the FASB issued Accounting Standards Update ASU 2015-03, “Interest — Simplifying the Presentation of Debt Issuance Costs” which became effective for SJW Group during the first quarter of 2016. ASU 2015-03 changed the presentation of debt issuance costs for term debt in the balance sheet by requiring the debt issuance costs to be presented as a direct deduction from the related debt liability, rather than recorded as an asset. In August 2015, ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” was issued to provide clarification to ASU 2015-03. The standard specified that the SEC would not object to an entity deferring and presenting debt issuance costs related to lines-of-credit as an asset and subsequently amortizing the costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings. This standard required application on a retrospective basis. Upon adoption of the standard, SJW Group reclassified its long-term debt issuance costs totaling $3,561 and $3,638 from other assets to long-term debt on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. There was no material impact from adopting the new standard on SJW Group’s Consolidated Statements of Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows.
Long-term debt as of December 31 was as follows:

Description	Due Date	2016	2015
Senior notes, San Jose Water Company:
Series A 8.58%	2022	$20,000	20,000
Series B 7.37%	2024	30,000	30,000
Series C 9.45%	2020	10,000	10,000
Series D 7.15%	2026	15,000	15,000
Series E 6.81%	2028	15,000	15,000
Series F 7.20%	2031	20,000	20,000
Series G 5.93%	2033	20,000	20,000
Series H 5.71%	2037	20,000	20,000
Series I 5.93%	2037	20,000	20,000
Series J 6.54%	2024	10,000	10,000
Series K 6.75%	2039	20,000	20,000
Series L 5.14%	2044	50,000	50,000
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000
SJW Corp. Series A 4.35%	2021	50,000	50,000
Total senior notes		$315,000	315,000
Mortgage loans 5.61% - 6.09%	2016	—	2,997
	2017	—	11,634
444 West Santa Clara Street, L.P. 5.68% (non-recourse to SJW Land Company)	2021	2,717	2,836
California Pollution Control Financing Authority Revenue Bonds 5.10%, San Jose Water Company	2040	50,000	50,000
California Pollution Control Financing Authority Revenue Bonds 4.75%, San Jose Water Company	2046	70,000	—
SDWSRF loans 2.39% and 2.60%, San Jose Water Company	2027	—	1,849
Total debt		$437,717	384,316
Less:
Unamortized debt issuance costs related to debt above		4,257	3,638
Current portion		125	3,491
Total long-term debt, less current portion		$433,335	377,187
Senior notes held by institutional investors are unsecured obligations of SJW Group, San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.

The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2016, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2016, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJW Group has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2016, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.
SJW Land Company had two mortgage loans, one for its Arizona property and one for its Tennessee property, that were due in 2016 and 2017. These loans amortized over 10 years, were secured by two properties and carried a fixed interest rate with 120 monthly principal and interest payments. The loan agreements had restricted the Company from prepayment in the first three years and had required submission of periodic financial reports as part of the loan covenants. During the year ended December 31, 2016, the two mortgage loans were paid off.
444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, has a mortgage loan in the outstanding amount of $2,717 as of December 31, 2016. The mortgage loan is due in 2021 and is amortized over 20 years with an interest rate of 5.68%. The mortgage loan is secured by the partnership’s real property and is non-recourse to SJW Land Company. An amortization schedule of the mortgage loan with 444 West Santa Clara Street, L.P. is as follows:

	Amortization Schedule
Year	Total Payment	Interest	Principal
2017	276	150	126
2018	276	143	133
2019	276	135	141
2020	276	127	149
2021	2,208	40	2,168
On December 15, 2016, San Jose Water Company entered into a loan agreement with the California Pollution Control Financing Authority (“CPCFA”). The CPCFA had simultaneously entered into an indenture with The Bank of New York Mellon Trust Company, N.A. as trustee pursuant to which the CPCFA issued $70,000 in aggregate principal of its 4.75% fixed rate revenue bonds. The CPCFA loaned the proceeds of the bond issuance to San Jose Water Company pursuant to the loan agreement. The terms of the revenue bonds provide for interest only payments until maturity, which is November 1, 2046. As of December 31, 2016, $19,001in loan proceeds were being held as restricted cash by the trustee for the revenue bonds until certain conditions were met. On January 10, 2017, the conditions were met and the trustee released the remaining loan proceeds to San Jose Water Company.
San Jose Water Company has obligations pursuant to loan agreements with the CPCFA totaling $120,000 in aggregate principal amounts of CPCFA revenue bonds outstanding as of December 31, 2016. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2016, San Jose Water Company was in compliance with all such covenants.

San Jose Water Company had two loans from the SDWSRF at a rate of 2.39% and 2.60%. The two loans were paid off in June 2016. There were no outstanding balances on the loans as of December 31, 2016. San Jose Water Company had issued standby letters of credit with a commercial bank in the amount of $3,000 in support of these loans. The letters of credit were automatically renewed for one year each December unless the issuing bank elected not to renew it. The letters of credit were terminated in conjunction with the payoff of the SDWSRF loans.

The fair value of long-term debt as of December 31, 2016 and 2015 was approximately $502,446 and $500,035, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

Note 5.	Income Taxes
The components of income tax expense were:

	2016	2015	2014
Current:
Federal	$21,651	3,723	50
State	7,088	3,924	(1,146)
Deferred:
Federal	6,119	16,109	28,493
State	(1,316)	(484)	(2,426)
	$33,542	23,272	24,971

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $86,381, $61,154 and $76,777 in 2016, 2015 and 2014:

	2016	2015	2014
“Expected” federal income tax	$30,233	21,404	26,872
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	4,874	3,332	4,155
Dividend received deduction	(21)	(43)	(46)
Uncertain tax positions	16	3	—
Sales & Use Enterprise Zone Credit	(117)	—	(880)
Tangible Property Regulations	(1,184)	(1,081)	(5,127)
Other items, net	(259)	(343)	(3)
	$33,542	23,272	24,971

The components of the net deferred tax liability as of December 31 was as follows:

	2016	2015
Deferred tax assets:
Advances and contributions	$17,196	16,612
Unamortized investment tax credit	644	676
Pensions and postretirement benefits	3,927	4,094
California franchise tax	2,331	1,322
Other	4,802	3,410
Total deferred tax assets	$28,900	26,114
Deferred tax liabilities:
Utility plant	$177,338	165,293
Pension and postretirement benefits	44,737	44,482
Investment in stock	1,280	2,193
Deferred gain and other-property related	9,769	11,686
Debt reacquisition costs	347	397
Other	632	838
Total deferred tax liabilities	$234,103	224,889
Net deferred tax liabilities	$205,203	198,775

Management evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that SJW Group will realize the benefits of these deferred tax assets.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,184 and $795 as of December 31, 2016 and 2015, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $33 and $17 as of December 31, 2016 and 2015, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2015	$755
Increase related to tax positions taken during a prior year, including interest	397
Reductions related to tax positions taken in a prior year, including interest	(20)
Balance at December 31, 2016	$1,132

SJW Group’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $33 as of December 31, 2016. SJW Group has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2016 was an expense of $16.
SJW Group does not foresee material changes to its gross uncertain tax liability due to the lapse of the statute of limitations within the next 12 months following December 31, 2016.
In the fourth quarter of 2016, SJW Group recorded $117 in State of California enterprise zone sales and use tax credits related to tax years 2013 and 2014. In the second quarter of 2014, SJW Group had recorded $880 in State of California enterprise zone sales and use tax credits related to tax years 2008 through 2012. SJW Group is currently undergoing an income tax examination by The California Franchise Tax Board for refund claims for fiscal years 2008 through 2012.
SJW Group applied for the accounting method changes required to comply with the Tangible Property Regulations with the 2014 tax returns. As of December 31, 2016, the 2016 federal and state repairs and maintenance deduction under the new methodology was $20,611, resulting in an estimated $7,214 federal deferred tax liability and a state income tax benefit of $1,184.

As of December 31, 2015, the 2015 federal and state repairs and maintenance deduction under the new methodology was $18,820, resulting in an estimated $6,587 federal deferred tax liability and a state income tax benefit of $1,081.
On September 13, 2013, the Department of Treasury and the Internal Revenue Service issued final tangible property regulations. These regulations broadly apply to amounts to acquire, produce or improve tangible property, as well as dispositions of such property and provide criteria for determining whether such amounts can be deducted or should be capitalized as part of the asset. The final regulations generally are effective for tax years beginning on or after January 1, 2014. To comply with the new regulations, SJW Group applied the accounting method change in the 2014 tax returns for the expensing of certain utility asset improvement costs for tax purposes as of December 31, 2013 that were previously being capitalized for book and tax purposes. As of December 31, 2014, the 2014 federal and state repairs and maintenance deduction under the new methodology was $11,221, resulting in an estimated $3,927 federal deferred tax liability and a state income tax benefit of $645. During the year ended December 31, 2014, SJW Group also completed a detailed analysis of the repairs and maintenance deduction related to 2013 and prior years, and recorded the estimated federal and state impact in the consolidated financial statements as of December 31, 2014. SJW Group’s Internal Revenue Code (“IRC”) §481(a) adjustment for Federal purposes was $35,912 and resulted in a $12,569 deferred tax liability as of December 31, 2014. SJW Group’s IRC §481(a) adjustment for state purposes was $77,999 and resulted in a $4,482 reduction to state income tax expense for the year ended December 31, 2014.
SJW Group files U.S. federal income tax returns and income tax returns in various states. The Company is no longer subject to tax examination for fiscal years prior to 2013 for federal purposes and 2010 for state purposes. The open tax years for the jurisdictions in which SJW Group files are as follows:

Jurisdiction	Years Open
Federal	2013 - 2015
California	2010 - 2015
Arizona	2012 - 2015
Connecticut	2013 - 2014
Tennessee	2013 - 2015
Texas	2012 - 2015

Note 6.	Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system and other intangibles of $17,189. Other intangibles consists of $13,360 which was paid for service area and water rights related to our subsidiaries in Texas, $2,524 of Depreciable Plant and Equipment for infrastructure related to the Cupertino service concession arrangement (See Note 1 of “Notes to Consolidated Financial Statements”), $1,040 incurred in conjunction with SCVWD water contracts related to the operation of San Jose Water Company and $265 in other miscellaneous intangibles. All intangible assets are recorded at cost and all, except for TWA water rights, are being amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years. TWA water rights are not being amortized as they have been determined to have an indefinite useful life.
Amortization expense for the intangible assets was $530, $453 and $364 for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense for 2017 through 2021 is anticipated to be $530 per year.
The costs of intangible assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
Concession fees	$6,800	6,800
Other intangibles	17,189	15,875
Intangible assets	23,989	22,675
Less: Accumulated amortization
Concession fees	5,236	4,964
Other intangibles	2,412	2,153
Net intangible assets	$16,341	15,558

Note 7.	Commitments
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2016, 2015 and 2014, San Jose Water Company purchased from SCVWD 18,241 million gallons ($61,645), 18,482 million gallons ($52,553) and 17,782 million gallons ($44,444), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on June 14, 2016, the contractual delivery schedule was reduced by 20% through January 31, 2017. On January 31, 2017, SCVWD Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2017. Based on current prices and estimated deliveries, San Jose Water Company is committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 19,404 million gallons ($69,790) of water at the current contract water rate of $3.6 per million gallons in the year ending December 31, 2016. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available.
In 1997, San Jose Water Company entered into a 25-year contract agreement with the City of Cupertino to operate the City’s municipal water system. San Jose Water Company paid a one-time, upfront concession fee of $6,800 to the City of Cupertino which is amortized over the contract term. Under the terms of the contract agreement, San Jose Water Company assumed responsibility for all maintenance and operating costs, while receiving all payments for water service. Water service rates are generally subject to approval by the Cupertino City Council.
San Jose Water Company has remaining commitments of $20,900 with one vendor related to Phase 2 upgrades to the Montevina Water Treatment Plant. This amount is expected to be spent during 2017.
CLWSC has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment.
TWA has entered into approximately 180 water leases with property owners for certain real property rights for the development, production, transportation and use of groundwater in and under their property. In accordance with the water leases, TWA is committed to pay between $1,100 and $1,300 per year from 2017 to 2019. TWA may terminate the water leases at any time during the pre-production phase, upon two years prior written notice.
As of December 31, 2016, San Jose Water Company had 362 employees, of whom 133 were executive, administrative or supervisory personnel, and of whom 229 were members of unions. In November 2016, San Jose Water Company reached three-year collective bargaining agreements with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2017 through December 31, 2019. The agreements include a 3.5% wage increase in 2017, 3% in 2018 and 4% in 2019 for union workers as well as increases in medical co-pays and employee cost-sharing.

Note 8.	Contingencies
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 9.	Partnership Interest
In September 1999, SJW Land Company formed 444 West Santa Clara Street, L.P., a limited partnership, with a real estate development firm whereby SJW Land Company contributed real property in exchange for a 70% limited partnership interest. A commercial building was constructed on the partnership property and is leased to an unrelated international real estate firm under a long-term lease expiring in August 2019. On January 10, 2017, 444 West Santa Clara Street, L.P. entered a purchase and sale agreement for the sale of all of its interests in the commercial building and land the partnership owns and operates for a purchase price of $11,000. The Company anticipates the sale to close in the first quarter of 2017.
The consolidated financial statements of SJW Group at December 31, 2016 and 2015 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances and transactions have been eliminated. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements.

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
The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives (the “Committee”). The Committee has retained an investment consultant, Wells Fargo Advisors Financial Network, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the Committee to the investment managers who are monitored by the investment consultant. Investment guidelines provided in the Investment Policy Statement require that at least 25% of plan assets be invested in fixed income securities. As of December 31, 2016, the plan assets consist of approximately 34% bonds, 8% cash equivalents, and 58% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s as defined by the Investment Policy Statement. The investment managers’ performance is reviewed regularly by the investment consultant who provides semi-annual reports to the Committee for review.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants of 12.62 years for actuarial expense calculation purposes. Market losses in 2015 increased pension expense by approximately $898 in 2016 and market losses in 2014 increased pension expense by approximately $3 in 2015.
For the past 10 years, the plan has achieved a 5.41% return on its investments while the applicable benchmark was 5.47% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the past five years, the investment managers, following the required investment guidelines, achieved a 8.37% return on their investments, while the applicable benchmark was 8.48% for the same period.
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
San Jose Water Company calculates the market-related value of the defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits” as a balance used to calculate the expected return on plan assets, using fair value. The fair value is based on quoted prices in active markets for identical assets and significant observable inputs.
Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company’s Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan. Both of the plans are non-qualified plans in which only officers and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The plans, which are unfunded, had a projected benefit obligation of $19,051 and $16,566 as of December 31, 2016 and 2015, respectively, and net periodic pension cost of $1,729, $1,542 and $1,300 for 2016, 2015 and 2014, respectively.
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
Deferral Plan
San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by San Jose Water Company. San Jose Water Company contributions were $1,242, $1,149 and $1,101 in 2016, 2015 and 2014, respectively.
Special Deferral Election Plan and Deferral Election Program
SJW Group maintains a Special Deferral Election Plan allowing certain executives and a Deferral Election Program allowing non-employee directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. Executives and non-employee directors had deferred $4,250, $4,073 and $3,463 under the plans as of December 31, 2016, 2015 and 2014, respectively.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
	%	%	%	%	%	%
Discount rate	4.24	3.88	4.82	4.10	3.80	4.70
Expected return on plan assets	7.00	7.00	7.00	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
The expected rate of return on plan assets was determined based on a review of historical returns, both for the Pension Plan and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class. These expected future returns were then blended based on the Pension Plan’s target asset allocation.
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
	%	%	%	%
Discount rate	4.04	4.24	3.93	4.10
Rate of compensation increase	4.00	4.00	N/A	N/A

San Jose Water Company utilized each plan’s projected benefit stream in conjunction with the Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

In 2014, San Jose Water Company adopted the Society of Actuaries RP-2014 Total Dataset Mortality Table and MP-2014 Mortality Improvement Scale to determine mortality assumptions. The tables and scales reflected increasing life expectancies of participants in the United States. In 2016, San Jose Water Company adopted the newly issued MP-2016 Mortality Improvement Scale, which further refined future mortality assumptions. See also “Reconciliation of Funded Status” below.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost
Service cost	$4,447	5,072	3,938	$527	379	284
Interest cost	6,830	6,342	6,098	655	504	508
Expected return on assets	(7,288)	(6,984)	(6,414)	(292)	(283)	(268)
Amortization of prior service cost	376	376	376	197	197	197
Recognized actuarial loss	3,527	4,005	1,879	316	188	59
Net periodic benefit cost	$7,892	8,811	5,877	$1,403	985	780

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$164,268	165,304	$16,420	13,714
Service cost	4,447	5,072	527	379
Interest cost	6,830	6,342	655	504
Actuarial (gain)/loss	3,967	(7,436)	(528)	2,231
Implicit rate subsidy	—	—	(179)	—
Benefits paid	(5,415)	(5,014)	(434)	(408)
Benefit obligation at end of year	$174,097	164,268	$16,461	16,420
Change in plan assets
Fair value of assets at beginning of year	$104,953	99,628	$4,462	4,251
Actual return on plan assets	5,936	965	295	79
Employer contributions	8,421	9,374	793	468
Benefits paid	(5,415)	(5,014)	(184)	(336)
Fair value of plan assets at end of year	113,895	104,953	5,366	4,462
Funded status at end of year	$(60,202)	(59,315)	$(11,095)	(11,958)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Current liabilities	$1,032	957	$87	86
Noncurrent liabilities	59,170	58,358	11,008	11,872
	$60,202	59,315	$11,095	11,958

San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans as follows:

	2016	2015
Funded status of obligation	$71,297	71,273
Accrued benefit cost	(6,239)	(6,587)
Amount to be recovered in future rates	65,058	64,686
Tax gross-up	44,737	44,482
Regulatory asset	$109,795	109,168

The estimated amortization for the year ended December 31, 2017 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$3,504	197
Amortization of loss	79	316
Total	$3,583	513

Plan Assets
Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Fair value of assets at end of year:
Debt securities	$38,887	37,088	$1,627	1,527
	34%	35%	30%	34%
Equity securities	66,022	58,958	2,675	2,343
	58%	56%	50%	53%
Cash and equivalents	8,986	8,907	1,064	592
	8%	8%	20%	13%
Total	$113,895	104,953	$5,366	4,462

The following tables summarize the fair values of plan assets by major categories as of December 31, 2016 and 2015:

			Fair Value Measurements at December 31, 2016
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$10,050	$10,050	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	5,290	5,266	24	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	39,534	39,534	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	7,021	7,021	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value, Russell 2500	6,357	6,357	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,832	4,832	—	—
REIT	NAREIT—Equity REIT’s	5,663	—	5,663	—
Fixed Income (b)	(b)	40,514	—	40,514	—
Total		$119,261	$73,060	$46,201	$—
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

			Fair Value Measurements at December 31, 2015
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$9,500	$9,500	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	4,067	4,041	26	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	36,010	36,010	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	5,886	5,886	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	5,188	5,188	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,804	4,804	—	—
REIT	NAREIT—Equity REIT’s	5,346	—	5,346	—
Fixed Income (b)	(b)	38,614	—	38,614	—
Total		$109,415	$65,429	$43,986	$—
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

In 2017, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,500 to the pension plan and other postretirement benefit plan.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2017	$6,356	$721
2018	6,667	752
2019	6,799	777
2020	7,201	795
2021	7,556	842
2022 - 2026	41,653	4,818

Note 11.	Equity Plans
Common Stock
SJW Group has a Long-Term Stock Incentive Plan (the “Plan”), which has 1,800,000 shares of common stock reserved for issuance. The Plan was initially adopted by the Board of Directors on March 6, 2002. On January 30, 2013, the amended and restated Plan was adopted by the Board and became effective on April 24, 2013. The Plan was subsequently amended and the amended and restated Plan was adopted by the Board on July 29, 2015.
The Plan allows SJW Group to provide employees, non-employee Board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the Company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group.
A participant in the Plan generally may not receive Plan awards covering an aggregate of more than 600,000 shares of common stock in any calendar year. Additionally, awards granted under the Plan may be conditioned upon the attainment of specified Company performance goals. The types of awards included in the Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued to employees under the Employee Stock Purchase Plan (“ESPP”). The last offering period under the ESPP ended on July 31, 2014. A 2014 Employee Stock Purchase Plan (“2014 ESPP”) was approved by Company stockholders in April 2014. The initial offering period under the 2014 ESPP commenced on August 1, 2014 with a January 30, 2015 purchase date. SJW Group also had a Dividend Reinvestment and Stock Purchase Plan (“DRSPP”) which allowed eligible participants to buy shares and reinvest cash dividends in SJW Group common stock. The DRSPP was terminated effective as of April 14, 2014.
As of December 31, 2016, 2015 and 2014, 576,074, 516,956 and 429,352 shares have been issued pursuant to the Plan, and 229,972, 245,976 and 296,831 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2016, 2015 and 2014, respectively. The remaining shares available for issuance under the Plan are 993,954 as of December 31, 2016. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.

A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2016	2015	2014
Compensation costs charged to income:
ESPP	$168	158	148
Restricted stock and deferred restricted stock	1,523	1,445	883
Total compensation costs charged to income	$1,691	1,603	1,031
Proceeds from the exercise of stock options and similar instruments:
Stock options	$—	—	1,044
ESPP	954	895	839
DRSPP	—	—	34
Total proceeds from the exercise of stock options and similar instruments	$954	895	1,917
Excess tax benefits realized from share options exercised and stock issuance:
Stock options	$—	—	213
Restricted stock and deferred restricted stock	203	634	249
Total excess tax benefits realized from share options exercised and stock issuance	$203	634	462

Stock Options
SJW Group applies FASB ASC Topic 718—“Compensation—Stock Compensation,” for all existing and new share-based compensation plans. To estimate the fair value of options at grant date as the basis for the share-based compensation awards, SJW Group utilizes the Black-Scholes option-pricing model, which requires the use of subjective assumptions. Further, as required under ASC Topic 718, SJW Group estimates forfeitures for the share-based awards that are not expected to vest. Changes in these inputs and assumptions can affect the measure of estimated fair value of our share-based compensation and the amount and timing of expense recognition.
Awards in the form of stock options under the Plan allowed executives to purchase common shares at a specified price. Options were granted at an exercise price that is not less than the per share market price on the date of the grant. Options vested at a 25% rate on each annual date over four years and had a contractual term of 10 years.
As of December 31, 2016 and 2015, there were no outstanding options and no option award activity during the years ended December 31, 2016 and 2015.
The total intrinsic value of options exercised during the year ended December 31, 2014 was $581.
As of December 31, 2016 and 2015, there are no unrecognized compensation costs related to stock options.
Restricted Stock and Deferred Restricted Stock
Under SJW Group’s Amended and Restated Deferred Restricted Stock Program (the “Deferred Restricted Stock Program”), SJW Group granted deferred restricted stock units to non-employee Board members. This program was amended effective January 1, 2008. As a result of that amendment, no new awards of deferred restricted stock units will be made under the Deferred Restricted Stock Program with respect to Board service after December 31, 2007.
On January 26, 2016, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 12,473 that will vest based on the actual attainment of specified performance goals measured for the 2016 calendar year and continued service through December 31, 2016. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $29.46 per unit, which is based on the award grant date fair value, is being recognized. As of December 31, 2016, the specified performance goals and service requirement were met and 150% of the target number of shares is expected to vest February 28, 2017 upon approval of the Executive Compensation Committee of the Board on February 27, 2017.

On April 27, 2016, restricted stock units covering an aggregate of 7,656 shares of common stock of SJW Corp. were granted to the non-employee board members of SJW Corp. The units vest upon continuous board service through the day immediately preceding the date of the next annual shareholder meeting with no dividend equivalent rights. Share-based compensation expense of $35.79 per unit, which is based on the award grant date fair value, is being recognized over the service period beginning in 2016.
A summary of SJW Group’s restricted and deferred restricted stock awards as of December 31, 2016, and changes during the year ended December 31, 2016, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2016	209,237	$21.49
Issued	40,398	$29.83
Vested	(55,919)	$26.92
Forfeited or expired	(996)	$27.86
Outstanding as of December 31, 2016	192,720	$21.69
Shares vested as of December 31, 2016	106,817	$16.62

A summary of the status of SJW Group’s nonvested restricted and deferred restricted stock awards as of December 31, 2016, and changes during the year ended December 31, 2016, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2016	93,544	$27.63
Granted	40,398	$29.65
Vested	(47,043)	$28.71
Forfeited	(996)	$27.86
Nonvested as of December 31, 2016	85,903	$28.00

As of December 31, 2016, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $902. This cost is expected to be recognized over a weighted-average period of 0.60 years.
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
As of December 31, 2016, 2015 and 2014, a cumulative of 74,403, 70,691 and 66,458 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2016, 2015 and 2014, $114, $114 and $122, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.
Employee Stock Purchase Plan
The 2014 ESPP allows eligible employees to purchase shares of SJW Group’s common stock at 85% of the fair value of shares on the purchase date. Under the 2014 ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 400,000 shares of SJW Group’s common stock have been reserved for issuance under the 2014 ESPP.

As of December 31, 2016, the 2014 ESPP had four purchase intervals since its inception. As of December 31, 2016 and 2015, a total of 30,214 and 33,318 shares were issued under the 2014 ESPP, respectively. Prior to the inception of the 2014 ESPP plan, the ESPP had seventeen purchase intervals. As of December 31, 2014, a total of 35,682 shares were issued under the prior ESPP. Both plans have no look-back provisions. For the years ended December 31, 2016, 2015 and 2014, cash received from employees towards the 2014 ESPP and ESPP amounted to $1,060, $916 and $854, respectively.
After considering estimated employee terminations or withdrawals from the plan before the purchase date, for the years ended December 31, 2016, 2015 and 2014, SJW Group’s recorded expenses were $185, $162 and $151 related to the 2014 ESPP and the prior ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ended January 31, 2017 for the 2014 ESPP is approximately $94. This cost is expected to be recognized during the first quarter of 2017.
Dividend Reinvestment and Stock Purchase Plan
SJW Group adopted the DRSPP effective April 19, 2011. The DRSPP offered stockholders the ability to reinvest cash dividends in SJW Group common stock and also purchase additional shares of SJW Group common stock. A total of 3,000,000 shares of common stock were reserved for issuance under the DRSPP. SJW Group terminated the DRSPP effective as of April 14, 2014. For the year ended December 31, 2014, 829 shares were issued under the DRSPP.

Note 12.	Segment and Non-Tariffed Businesses Reporting
SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and non-tariffed businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., operate commercial building rentals, (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, and (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which is undertaking activities that are necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company and Texas Water Alliance, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his senior staff. The senior staff reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiaries.
The following tables set forth information relating to SJW Group’s reportable segments and distribution of regulated and non-tariffed business activities within the reportable segments. Certain allocated assets, revenue and expenses have been included in the reportable segment amounts. Other business activity of SJW Group not included in the reportable segments is included in the “All Other” category.

	For year ended December 31, 2016
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	326,547	6,442	6,717	—	326,547	13,159	339,706
Operating expense	236,459	4,257	4,074	1,800	236,459	10,131	246,590
Operating income (loss)	90,088	2,185	2,643	(1,800)	90,088	3,028	93,116
Net income (loss)	45,594	954	7,406	(1,115)	45,594	7,245	52,839
Depreciation and amortization	42,709	480	1,436	—	42,709	1,916	44,625
Senior note, mortgage and other interest expense	18,667	—	912	2,259	18,667	3,171	21,838
Income tax expense (benefit) in net income	27,902	750	4,235	655	27,902	5,640	33,542
Assets	1,368,886	17,794	54,818	1,878	1,368,886	74,490	1,443,376

	For year ended December 31, 2015
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	291,949	6,145	6,988	—	291,949	13,133	305,082
Operating expense	214,538	4,149	4,079	2,356	214,538	10,584	225,122
Operating income (loss)	77,411	1,996	2,909	(2,356)	77,411	2,549	79,960
Net income (loss)	38,402	882	953	(2,355)	38,402	(520)	37,882
Depreciation and amortization	38,742	434	1,564	—	38,742	1,998	40,740
Senior note, mortgage and other interest expense	18,935	—	1,019	2,232	18,935	3,251	22,186
Income tax expense (benefit) in net income	23,802	730	513	(1,773)	23,802	(530)	23,272
Assets	1,250,552	18,106	65,571	3,096	1,250,552	86,773	1,337,325

	For year ended December 31, 2014
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	306,474	6,175	7,019	—	306,474	13,194	319,668
Operating expense	216,914	4,686	4,193	997	216,914	9,876	226,790
Operating income (loss)	89,560	1,489	2,826	(997)	89,560	3,318	92,878
Net income (loss)	50,612	668	1,050	(524)	50,612	1,194	51,806
Depreciation and amortization	35,926	359	1,620	—	35,926	1,979	37,905
Senior note, mortgage and other interest expense	17,555	—	1,022	2,211	17,555	3,233	20,788
Income tax expense (benefit) in net income	24,210	471	542	(252)	24,210	761	24,971
Assets	1,177,106	18,071	65,787	4,392	1,177,106	88,250	1,265,356
____________________
(1)    The “All Other” category includes the accounts of SJW Group on a stand-alone basis.

Note 13.	Texas Water Alliance Limited
On February 22, 2016, SJW Group entered into a purchase and sale agreement with the GBRA, pursuant to which the Company agreed to sell all of its equity interests in its wholly-owned subsidiary Texas Water Alliance Limited to GBRA for $31,000 in cash. Pursuant to the purchase and sale agreement, (i) upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Group four years following the closing. The purchase and sale agreement is subject to specified closing conditions, including without limitation the completion of a financing by GBRA to fund the purchase price.

Note 14.	California Water Service Group Stock
SJW Group classifies its investment in California Water Service Group as available-for-sale.
During the quarter ended June 30, 2016, SJW Group sold 159,151 shares of California Water Service Group for $4,510, before fees of $20. SJW Group recognized a gain on the sale of the stock of approximately $3,197 and tax expense of approximately $1,303, for a net gain of $1,894. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $1,742 and was based on the fair value of the stock as of June 30, 2016. As of December 31, 2016, SJW Group held 100,000 shares of California Water Service Group. The stock is carried at quoted market price with changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.
On June 30, 2014, SJW Group sold $125.969 shares of California Water Service Group for $3,056, before fees of $10. SJW Group recognized a gain on the sale of the stock of approximately $2,017, tax expense of approximately $822, for a net gain of $1,195. The unrealized holding gain associated with the shares sold, that was reclassified out of accumulated other comprehensive income was $1,171 and was based on the fair value of the stock as of March 31, 2014.
As of December 31, 2016 and 2015, fair value of the Company’s investment in California Water Service Group was $3,390 and $6,030, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 15.	Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2016 Quarter Ended
	March	June	September	December
Operating revenue	$61,112	86,944	112,344	79,306
Operating income	10,581	29,800	36,346	16,389
Net income	3,378	16,775	18,959	13,727
Comprehensive income	3,908	15,520	18,790	13,834
Earnings per share:
—Basic	0.17	0.82	0.93	0.67
—Diluted	0.16	0.82	0.92	0.67
Market price range of stock:
—High	37.50	39.38	46.66	56.69
—Low	29.35	32.66	38.13	42.19
Dividend per share	0.20	0.20	0.20	0.20

	2015 Quarter Ended
	March	June	September	December
Operating revenue	$62,112	72,402	82,955	87,613
Operating income	12,805	17,210	18,260	31,685
Net income	4,695	7,461	9,534	16,192
Comprehensive income	4,680	7,206	9,422	16,368
Earnings per share:
—Basic	0.23	0.37	0.47	0.79
—Diluted	0.23	0.36	0.46	0.79
Market price range of stock:
—High	35.60	31.68	31.36	33.68
—Low	30.09	28.68	27.73	27.64
Dividend per share	0.20	0.19	0.20	0.19

SJW Group
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2016, 2015 and 2014
(in thousands)

Description	2016	2015	2014
Allowance for doubtful accounts:
Balance, beginning of period	$200	150	170
Charged to expense	504	392	321
Accounts written off	(681)	(528)	(489)
Recoveries of accounts written off	177	186	148
Balance, end of period	$200	200	150
Reserve for litigation and claims:
Balance, beginning of period	$263	133	136
Charged to expense	357	213	71
Revision to accrual, due to settlements	(19)	(16)	(5)
Payments	(325)	(67)	(69)
Balance, end of period	$276	263	133

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Control and Procedures
SJW Group’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SJW Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that SJW Group’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by SJW Group in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. SJW Group believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Management’s Report on Internal Control over Financial Reporting
SJW Group’s management is responsible for establishing and maintaining an adequate internal control structure over financial reporting and for an assessment of the effectiveness of internal control over financial reporting, as such items are defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Management has utilized the criteria established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of internal control over financial reporting.
SJW Group’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Based on this assessment, management has concluded SJW Group’s internal control over financial reporting as of December 31, 2016 was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

Item 9B.	Other Information
SJW Group intends to post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The content of SJW Group’s website is not incorporated by reference to or part of this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Group’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be held on April 26, 2017 (the “2017 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
Code of Ethics
SJW Group has adopted a code of ethics that applies to SJW Group’s Chief Executive Officer, Chief Financial Officer, Controller and all other officers. The text of the code of ethics is available, free of charge, at the Company’s website at http://www.sjwgroup.com. SJW Group intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by posting such information on its website.
Corporate Governance Policies and Board Committee Charters
The Corporate Governance Policies and the charters for the board committees—the Audit Committee, Executive Compensation Committee, Real Estate Committee, and Nominating & Governance Committee—are available at the Company’s website at http://www.sjwgroup.com. Stockholders may also request a free hard copy of the Corporate Governance Policies and the charters from the following address and phone number:
SJW Group
110 West Taylor Street
San Jose, CA 95110
Attn: Corporate Secretary
Phone: 800-250-5147

Item 11.	Executive Compensation
The information required by this item is contained in the 2017 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2017 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2017 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the 2017 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(a)(3)    Exhibits required to be filed by Item 601 of Regulation S-K.
See Exhibit Index located immediately following this Item 15.
The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index, which are not filed herewith, were previously filed with the Securities and Exchange Commission as indicated.

EXHIBIT INDEX

Exhibit No.	Description

2	Agreement and Plan of Merger of SJW Group, Inc. and SJW Corp. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 15, 2016.

3.1	Certificate of Incorporation of SJW Group. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 15, 2016.

3.2	Certificate of Amendment of the Certificate of Incorporation of SJW Group. Incorporated by reference to Exhibit 3.3 to Form 8-K filed on November 15, 2016.

3.3	Bylaws of SJW Group. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 15, 2016.

3.4	Amended and Restated Bylaws of SJW Group effective as of January 25, 2017. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 26, 2017.

4.1
Instruments Defining the Rights of Security Holders, including Indentures: No current issue of the registrant’s long-term debt exceeds 10 percent of its total assets. SJW Group hereby agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of unregistered senior and subordinated debt of the Company.

4.2	Form of Common Stock Certificate of SJW Group. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2016.

4.3	Indenture dated as of June 1, 2010 between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2010.

4.4
Indenture dated as of December 1, 2016, by and between California Pollution Control Financing Authority and The Bank of New York Mellon Trust Company, N.A. relating to the Bond. SJW Group agrees to furnish to the Commission upon request a copy of such agreement which it has elected not to file under the provisions of Regulation S-K 601(b)(4)(iii).

4.5	4.35% Senior Notes due June 30, 2021. SJW Group agrees to furnish a copy of such Senior Notes to the Commission upon request.

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

10.4
Fourth Amendment to Credit Agreement, dated June 1, 2016, between San Jose Water Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 3, 2016.

10.5	Credit Agreement, dated June 1, 2016, between San Jose Water Company and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2016.

10.6
Loan Agreement dated as of June 1, 2010 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2010.

10.7	Loan Agreement dated as of December 1, 2016 between the California Pollution Control Financing Authority and San Jose Water Company. (1)

10.8
Bond Purchase agreement dated June 9, 2010 among Goldman, Sachs & Co., the Treasurer of the State of California and the California Pollution Control Financing Authority and approved by San Jose Water Company. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010.

10.9
Bond Purchase Contract dated December 15, 2016 among Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, the Treasurer of the State of California and the California Pollution Control Financing Authority and approved by San Jose Water Company. (1)

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

10.14	The First Amendment to the Executive Supplemental Retirement Plan effective November 15, 2016. (1)(2)

10.15
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.16
First Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective as of October 30, 2013. Incorporated by reference as Exhibit 10.15 to Form 10-K for the year ended December 31, 2013. (2)

10.17
Second Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective as of January 31, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 30, 2014. (2)

10.18	Third Amendment to the Cash Balance Executive Supplemental Retirement Plan effective November 15, 2016. (1)(2)

10.19
SJW Corp. Long-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.20	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.21	First Amendment to the Long-Term Incentive Plan dated November 15, 2016. (1)(2)

10.22	Chief Executive Officer Employment Agreement amended and restated, effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008. (2)

10.23
First Amendment, effective as of January 1, 2010, to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2009. (2)

10.24
Second Amendment dated January 26, 2010 to the Chief Executive Officer Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2009. (2)

10.25
Amendment, effective as of July 30, 2014, to the Amended and Restated Employment Agreement of Mr. W. Richard Roth, together with Exhibit A (Form of Restricted Stock Unit Issuance Agreement - Service Award), Exhibit B (Form of Restricted Stock Unit Issuance Agreement - TSR Award), and Exhibit C (Form of Restricted Stock Unit Issuance Agreement - ROE Award). Incorporated by reference as Exhibit 10.1 to Form 8-K filed on August 1, 2014. (2)

10.26	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.27	Offer Letter to Mr. Andrew F. Walters. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 30, 2014. (2)

10.28	Offer Letter to Mr. Andrew R. Gere dated April 30, 2015. Incorporated by reference as Exhibit 10.1 to the Form 10-Q filed for the quarter ended June 30, 2015. (2)

10.29	Offer Letter to Mr. Andrew R. Gere dated March 14, 2016. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ending March 31, 2016. (2)

10.30	Standard Form of Stock Option Agreement, as adopted by the Board of Directors on April 29, 2003. Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2003. (2)

10.31	Standard Form of SJW Group Stock Option Agreement (1)(2)

10.32
SJW Corp. Executive Officer Short-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.33	First Amendment to the Executive Officer Short-Term Incentive Plan dated November 15, 2016. (1)(2)

10.34
SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2010 and amended effective October 26, 2010. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2010. (2)

10.35	First Amendment to the Executive Severance Plan dated November 15, 2016. (1)(2)

10.36
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.37	First Amendment to the Special Deferral Election Plan effective November 15, 2016. (1)(2)

10.38	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.39	First Amendment to the Amended and Restated Deferred Restricted Stock Program dated November 15, 2016. (1)(2)

10.40
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated effective October 30, 2013. Incorporated by reference as Exhibit 10.32 to Form 10-K for the year ended December 31, 2013. (2)

10.41	First Amendment to the Deferral Election Program for Non-Employee Board Members dated November 15, 2016. (1)(2)

10.42	Form of Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.43	Formulaic Equity Award Program for Non-Employee Board Members. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2013. (2)

10.44	First Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated October 26, 2016. (1)(2)

10.45	Second Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated November 15, 2016. (1)(2)

10.46
SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated effective January 1, 2014. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2013. (2)

10.47	First Amendment to the Amended and Restated Director Compensation and Expense Reimbursement Policies dated November 15, 2016. (1)(2)

10.48
Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008 for Non-Employee Board Members. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2008. (2)

10.49
Chief Executive Officer January 25, 2007 Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008. (2)

10.50	Form of Chief Executive Officer Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.49 to Form 10-K for the year ended December 31, 2011. (2)

10.51	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.53 to Form 10-K for the year ended December 31, 2011. (2)

10.52	Form of SJW Group Restricted Stock Unit Issuance Agreement. (1)(2)

10.53	Form of Restricted Stock Unit Issuance Agreement (ROE Goal). Incorporated by reference as Exhibit 10.52 to Form 10-K filed for the year ended December 31, 2014. (2)

10.54	Form of SJW Group Restricted Stock Unit Issuance Agreement (ROE Goal). (1)(2)

10.55	Form of SJW Group Restricted Stock Unit Issuance Agreement (EPS Goal). (1)(2)

10.56	Performance Goals for the Chief Executive Officer 2014 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.58 to Form 10-K for the year ended December 31, 2013. (2)

10.57	Performance Goals for the Chief Executive Officer 2015 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2014. (2)

10.58	Performance Goals for the Chief Executive Officer 2016 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.51 to Form 10-K for the fiscal year ended December 31, 2015. (2)

10.59	Performance Goals for the Chief Executive Officer 2017 Fiscal Year Bonus. (1)(2)

10.60	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

21.1	Subsidiaries of SJW Group (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed currently herewith.

(2) Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJW Group

Date:	February 28, 2017	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2017	By	/s/ W. Richard Roth
W. RICHARD ROTH, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Date:	February 28, 2017	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 28, 2017	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Controller (Principal accounting officer)

Date:	February 28, 2017	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	February 28, 2017	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	February 28, 2017	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date:	February 28, 2017	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	February 28, 2017	By	/s/ Debra Man
DEBRA MAN, Member, Board of Directors

Date:	February 28, 2017	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	February 28, 2017	By	/s/ Ronald B. Moskovitz
RONALD B. MOSKOVITZ, Member, Board of Directors

Date:	February 28, 2017	By	/s/ George E. Moss
GEORGE E. MOSS, Member, Board of Directors

Date:	February 28, 2017	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors