Form 10-Q
period 2017-03-31
SJW GROUP
filed 2017-05-01
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission file number 1-8966
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of April 24, 2017, there were 20,498,733 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
OPERATING REVENUE	$69,045	61,112
OPERATING EXPENSE:
Production Expenses:
Purchased water	13,924	9,697
Power	1,287	1,237
Groundwater extraction charges	7,410	6,448
Other production expenses	3,511	3,232
Total production expenses	26,132	20,614
Administrative and general	12,605	11,705
Maintenance	3,661	3,811
Property taxes and other non-income taxes	3,695	3,218
Depreciation and amortization	12,119	11,183
Total operating expense	58,212	50,531
OPERATING INCOME	10,833	10,581
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(5,963)	(5,039)
Mortgage and other interest expense	(94)	(396)
Dividend income	18	45
Other, net	445	309
Income before income taxes	5,239	5,500
Provision for income taxes	1,568	2,122
NET INCOME	3,671	3,378
Other comprehensive income, net of tax:
Unrealized gain on investment	116	530
COMPREHENSIVE INCOME	$3,787	3,908
EARNINGS PER SHARE
Basic	$0.18	0.17
Diluted	$0.18	0.16
DIVIDENDS PER SHARE	$0.22	0.20
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,485,968	20,413,745
Diluted	20,655,239	20,560,995

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Utility plant:
Land	$18,078	17,923
Depreciable plant and equipment	1,566,643	1,554,016
Construction in progress	88,369	70,453
Intangible assets	25,090	23,989
	1,698,180	1,666,381
Less accumulated depreciation and amortization	532,841	520,018
	1,165,339	1,146,363
Real estate investments	56,170	62,193
Less accumulated depreciation and amortization	10,246	11,734
	45,924	50,459
CURRENT ASSETS:
Cash and cash equivalents	7,092	6,349
Restricted cash	8	19,001
Accounts receivable:
Customers, net of allowances for uncollectible accounts	15,288	16,361
Income tax	10,032	9,796
Other	3,170	3,383
Accrued unbilled utility revenue	19,526	24,255
Long-lived asset held-for-sale	4,276	—
Current regulatory assets, net	10,469	16,064
Other current assets	3,875	4,402
	73,736	99,611
OTHER ASSETS:
Investment in California Water Service Group	3,585	3,390
Net regulatory assets, less current portion	139,387	135,709
Other	7,806	7,844
	150,778	146,943
	$1,435,777	1,443,376

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding 20,498,733 shares on March 31, 2017 and 20,456,225 on December 31, 2016	$21	21
Additional paid-in capital	82,167	81,715
Retained earnings	337,572	338,386
Accumulated other comprehensive income	1,640	1,524
Total stockholders’ equity	421,400	421,646
Long-term debt, less current portion	433,388	433,335
	854,788	854,981
CURRENT LIABILITIES:
Line of credit	—	14,200
Current portion of long-term debt	127	125
Accrued groundwater extraction charges, purchased water and power	10,392	10,846
Accounts payable	20,723	18,739
Accrued interest	6,729	6,309
Accrued property taxes and other non-income taxes	2,559	1,681
Accrued payroll	3,047	4,696
Other current liabilities	7,203	6,977
	50,780	63,573
DEFERRED INCOME TAXES	207,016	205,203
ADVANCES FOR CONSTRUCTION	85,328	84,815
CONTRIBUTIONS IN AID OF CONSTRUCTION	153,233	151,576
POSTRETIREMENT BENEFIT PLANS	72,092	70,177
OTHER NONCURRENT LIABILITIES	12,540	13,051
COMMITMENTS AND CONTINGENCIES	—	—
	$1,435,777	1,443,376

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$3,671	3,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,646	11,597
Deferred income taxes	1,595	999
Share-based compensation	586	473
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	6,015	3,724
Accounts payable and other current liabilities	557	(1,704)
Accrued groundwater extraction charges, purchased water and power	(454)	(1,392)
Tax receivable and accrued taxes	1,090	10,049
Postretirement benefits	1,915	2,169
Regulatory assets and liability related to balancing and memorandum accounts	1,917	3,021
Other changes, net	(1,296)	259
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,242	32,573
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(27,745)	(31,560)
Contributions in aid of construction	(1,646)	(1,470)
Additions to real estate investments	(62)	—
Payments for business/asset acquisition and water rights	(1,101)	(1,061)
Payments to retire utility plant, net of salvage	(397)	(395)
NET CASH USED IN INVESTING ACTIVITIES	(30,951)	(34,486)
FINANCING ACTIVITIES:
Borrowings on line of credit	—	14,950
Repayments of line of credit	(14,200)	(10,050)
Repayments of long-term borrowings	(32)	(152)
Dividends paid	(4,456)	(4,135)
Employee stock purchase plan proceeds	570	451
Taxes paid related to net share settlement of restricted and deferred stock units	(815)	(486)
Tax benefits realized from restricted and deferred stock units	—	108
Receipts of advances and contributions in aid of construction	3,924	5,155
Refunds of advances for construction	(532)	(475)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(15,541)	5,366
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,250)	3,453
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	25,350	5,239
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$7,100	8,692
Cash paid (received) during the period for:
Interest	$6,044	6,370
Income taxes	—	(7,950)
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	1,634	3,975
Utility property installed by developers	243	3,797

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	7,092	8,692
Restricted cash	8	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$7,100	8,692

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(in thousands, except share and per share data)

Note 1.	General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Group’s 2016 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classifications on the statement of cash flows and forfeiture rate calculations. SJW Group adopted this standard as of the first quarter of 2017. ASU 2016-09 requires recognition of excess tax benefits and deficiencies in the income statement, which resulted in the recognition of $500 in income tax benefit for the three months ended March 31, 2017. Prior to adoption, these amounts were recognized as additional paid-in capital. SJW Group did not have any unrecognized excess tax benefits to reclassify upon adoption of this standard. The ASU also requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares when calculating diluted earnings per shares using the treasury stock method. The effect of this change on diluted earnings per share was immaterial. In addition, excess income tax benefits from share-based compensation are now classified as cash flows from operating activities on the consolidated statements of cash flows, prospectively. Further, ASU 2016-09 requires, on a retrospective basis, that employee taxes paid for withheld shares be classified as cash flows from financing activities rather than cash flows from operating activities. As such, the consolidated statements of cash flows for SJW Group for the periods presented have been reclassified to reflect this change. This change resulted in an increase to cash flows from operating activities and a decrease to cash flows from financing activities of $815 and $486 for the three months ended March 31, 2017 and 2016, respectively. SJW Group has elected to account for actual forfeitures as they occur upon adoption of the new guidance. Management determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore SJW Group did not record an adjustment.
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
In response to drought conditions in California, on November 13, 2015, Governor Edmund Brown, Jr. issued Executive Order B-36-15 to bolster the state’s drought response. On May 9, 2016, Governor Brown issued Executive Order B-37-16 to build on temporary statewide emergency water restrictions and to establish longer term water conservation measures, including permanent monthly water use reporting, new permanent water use standards in California communities and bans on clearly wasteful practices. On May 18, 2016, the State Water Board adopted a new approach to water conservation regulation and replaced its prior percentage reduction-based water conservation standard with a new approach designed to ensure at least a three year supply of available water based on local conditions. On June 14, 2016, the Santa Clara Valley Water District (“SCVWD”) reduced its conservation target from 30% to 20% and also increased the number of allowable outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, the SCVWD reaffirmed their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week effective February 1, 2017. On April 7, 2017, Governor Brown issued Executive Order B-40-17 which lifted the drought emergency in all California counties except Fresno, Kings, Tulare, and Tuolumne while maintaining water reporting requirements and prohibitions on wasteful practices.  Executive Order B-40-17 also rescinded two emergency proclamations from January and April 2014 and four drought-related executive orders issued in 2014 and 2015. Restrictions imposed by SCVWD remain in effect.
Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges resulting from usage above customer allocations. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2017
(in thousands, except share and per share data)

typical customer’s water usage. On June 24, 2016, San Jose Water Company filed with the CPUC to amend its water shortage contingency plan with mandatory water usage reductions and drought surcharges to reflect the SCVWD’s call for 30% conservation. This request was approved by the CPUC with an effective date of July 1, 2016. The drought surcharges are not recorded as revenue. Rather, they are recorded in a regulatory liability account which has been authorized by the CPUC to track lost revenues from conservation. The amount recorded in the surcharge account is being used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts. As of March 31, 2017, San Jose Water Company has a balance of approximately $5,054 in the drought surcharge account to offset future rate increases related to drought conservation efforts. In light of the improved water supply outlook, San Jose Water Company filed Advice Letter 505 with the CPUC to suspend its allocation program and all drought surcharges provided for in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges.  However, all of the water use restrictions provided for in the schedule remain in effect in light of the call for continued restrictions by the SCVWD. San Jose Water Company is continually working to remain in compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters associated with the recent drought.
Effective March 31, 2014, San Jose Water Company received approval from the CPUC to institute a Mandatory Conservation Revenue Adjustment Memorandum Account. This account was subsequently replaced with a Water Conservation Memorandum Account (“WCMA”). The WCMA allows San Jose Water Company to track lost revenue associated with reduced sales due to drought related water conservation and the associated calls for water use reduction from the SCVWD. San Jose Water Company records the lost revenue captured in the WCMA regulatory accounts once the revenue recognition requirements of FASB ASU Topic 980 - “Regulated Operations,” subtopic 605-25 are met. For further discussion, please see Note 8 and Note 9.
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2017 and 2016, 2,006 and 1,617 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended March 31, 2017 and 2016, the amounts allocated to administrative and general expense were $527 and $414, respectively.

Note 2.	Equity Plans
SJW Group accounts for share-based compensation based on the grant date fair value of the awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value for all share-based payment awards. See Note 1 for the effect of the SJW Group’s adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2017, the remaining number of shares available under the Incentive Plan was 966,361, and an additional 212,916 shares were issuable under outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company’s ESPP.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2017
(in thousands, except share and per share data)

Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$100	79
Restricted stock and deferred restricted stock	486	394
Total compensation costs charged to income	$586	473
Excess tax benefits realized from stock issuance:
Restricted stock and deferred restricted stock	$—	108
Total excess tax benefits realized from stock issuance	$—	108
Proceeds from ESPP and similar instruments:
ESPP	$570	451
Total proceeds from the ESPP and similar instruments	$570	451
Stock, Restricted Stock and Deferred Restricted Stock
On January 3, 2017, service based restricted stock units covering an aggregate of 8,564 shares of common stock of SJW Group were granted to certain officers of SJW Group and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense of $52.59 per unit which was based on the award grant date fair value is being recognized over the service period beginning in 2017.
On January 24, 2017, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 10,744 that will vest based on the actual attainment of specified performance goals measured for the 2017 calendar year and continued service through December 31, 2017. Of such performance-based restricted stock units, units covering 6,639 shares of common stock were granted to a key officer which will only vest on the actual attainment of a specified performance goal, the number of shares issuable under this award is either 0% or 100%. The number of shares issuable under the remaining units, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $50.24 per unit which was based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of March 31, 2017, management believes that the performance goals will be met.
On January 24, 2017, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 2,737 that will vest based on the actual attainment of specified performance goals for the 2019 calendar year and continued service through December 31, 2019. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $48.53 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of March 31, 2017, management believes that the performance goals will be met.
As of March 31, 2017, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $1,642. This cost is expected to be recognized over a remaining weighted average period of 0.97 years.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Group’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 400,000 shares of common stock have been reserved for issuance under the ESPP.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2017
(in thousands, except share and per share data)

After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Group’s recorded expenses were $63 for the three months ended March 31, 2017 and $40 for the three months ended March 31, 2016 related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2017 for the ESPP is approximately $93. This cost is expected to be recognized during the second and third quarters of 2017.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Land	$13,262	15,218
Buildings and improvements	42,908	46,826
Intangibles	—	149
Subtotal	56,170	62,193
Less: accumulated depreciation and amortization	10,246	11,734
Total	$45,924	50,459
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.
On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owns and operates for $11,000. 444 West Santa Clara Street, L.P. will record a gain, net of tax and expenses, on the sale of real estate investments of approximately $6,200, including a hold back of $750 for remediation of a creek bank adjacent to the property, in the second quarter 2017. SJW Land Company holds a 70% limited interest in 444 West Santa Clara Street, L.P. In addition to the partnership property, SJW Land Company sold undeveloped land located in San Jose, California for $1,350. SJW Group will record a gain, net of tax and expenses, on the sale of real estate investments of approximately $586 in the second quarter 2017. The company has reclassified the partnership property and the undeveloped land property as long-lived assets held-for-sale in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017.
The partnership property and the undeveloped land property is included in SJW Group’s “Real Estate Services” reportable segment as disclosed in Note 5. Prior to the reclassification of the properties as held-for-sale, depreciation expense on the properties was $26 for the three months ended March 31, 2017. The following represents the major components of the 444 West Santa Clara Street, L.P. property and the undeveloped land property recorded in long-lived assets held-for-sale on SJW Group’s condensed consolidated balance sheets as of March 31, 2017:

March 31, 2017
Land	$1,956
Buildings and improvements	3,980
Intangibles	149
Subtotal	6,085
Less: accumulated depreciation and amortization	1,809
Total	$4,276

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2017
(in thousands, except share and per share data)

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
Service cost	$1,326	1,240
Interest cost	1,903	1,878
Other cost	1,038	1,111
Expected return on assets	(2,066)	(1,895)
	$2,201	2,334
The following tables summarize the fair values of plan assets by major categories as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements at March 31, 2017
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$5,725	$5,725	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	5,955	5,926	29	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	43,579	43,579	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	8,634	8,634	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	7,256	7,256	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,113	5,113
REIT	NAREIT - Equity REIT’S	5,702	—	5,702	—
Fixed Income (b)	(b)	41,002	—	41,002	—
Total		$122,966	$76,233	$46,733	$—
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2017
(in thousands, except share and per share data)

		Fair Value Measurements at December 31, 2016
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$10,050	$10,050	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	5,290	5,266	24	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	39,534	39,534	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	7,021	7,021	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	6,357	6,357	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,832	4,832	—	—
REIT	NAREIT - Equity REIT’S	5,663	—	5,663	—
Fixed Income (b)	(b)	40,514	—	40,514	—
Total		$119,261	$73,060	$46,201	$—
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

In 2017, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,500 to the pension plans and Social Welfare Plan. There have been no contributions to the pension plans and Social Welfare Plan for the three months ended March 31, 2017.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated a commercial building rental (See Note 3), (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which has acquired permits and leases necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company, CLWSC, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2017
(in thousands, except share and per share data)

	For Three Months Ended March 31, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$66,218	1,264	1,563	—	66,218	2,827	69,045
Operating expense	55,621	831	948	812	55,621	2,591	58,212
Operating income (loss)	10,597	433	615	(812)	10,597	236	10,833
Net income (loss)	3,949	172	360	(810)	3,949	(278)	3,671
Depreciation and amortization	11,660	136	323	—	11,660	459	12,119
Senior note, mortgage and other interest expense	5,425	—	65	567	5,425	632	6,057
Income tax expense (benefit) in net income	1,793	137	128	(490)	1,793	(225)	1,568
Assets	$1,360,599	18,247	54,269	2,662	1,360,599	75,178	1,435,777

	For Three Months Ended March 31, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$58,141	1,204	1,767	—	58,141	2,971	61,112
Operating expense	48,121	882	1,032	496	48,121	2,410	50,531
Operating income (loss)	10,020	322	735	(496)	10,020	561	10,581
Net income (loss)	3,571	105	253	(551)	3,571	(193)	3,378
Depreciation and amortization	10,673	116	394	—	10,673	510	11,183
Senior note, mortgage and other interest expense	4,626	—	250	559	4,626	809	5,435
Income tax expense (benefit) in net income	2,272	106	141	(397)	2,272	(150)	2,122
Assets	$1,265,848	18,566	65,536	5,626	1,265,848	89,728	1,355,576
 *    The “All Other” category includes the accounts of SJW Group on a stand-alone basis.

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Group’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Group, has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on the SJW Group’s condensed consolidated balance sheets as of March 31, 2017, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2017 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation technique during the three months ended March 31, 2017. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Group’s long-term debt was approximately $506,455 and $502,446 as of March 31, 2017 and December 31, 2016, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2017
(in thousands, except share and per share data)

was $433,515 and $433,460 as of March 31, 2017 and December 31, 2016, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of March 31, 2017 and December 31, 2016, the fair value of the company’s investment in California Water Service Group was $3,585 and $3,390, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 8.	Regulatory Rate Filings
On November 15, 2016, San Jose Water Company filed Advice Letter No. 498 with the CPUC requesting a revenue increase of $13,205, or 3.8%, for the 2017 escalation year.  This request was approved and the new rates became effective on January 1, 2017.
On January 6, 2017, San Jose Water Company filed Advice Letter No. 501 with the CPUC requesting authorization to implement a sales reconciliation mechanism to better conform with water forecasts authorized in the last general rate case to recorded consumption for the period of October 2015 through September 2016. The CPUC has ordered all Class A and B water utilities that have a five percent or greater divergence between authorized and actual sales during declared drought years to request a sales reconciliation mechanism to better conform with water forecasts authorized in the last general rate case to recorded consumption. The Company expects to receive a decision on the filing in the second quarter of 2017.
San Jose Water Company filed Advice Letter No. 505 on January 27, 2017 with the CPUC to suspend its allocation program and all drought surcharges previously authorized in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges.  The allocations and drought surcharges were suspended effective February 1, 2017. However, Schedule 14.1, and all of the water use restrictions defined therein, will remain in effect in light of the call for continued conservation by the SCVWD.  The allocations and drought surcharges were suspended effective February 1, 2017.
On February 17, 2017, San Jose Water Company filed Advice Letter No. 506 with the CPUC requesting authorization to increase its revenue requirement by $5,339 or 1.5% via a rate base offset for calendar year 2016 plant additions related to the Montevina Water Treatment Plant upgrade project. This request was approved and the new rates became effective on March 20, 2017.
As required by the CPUC, on April 3, 2017 San Jose Water Company filed an application with the CPUC requesting authority to increase its authorized Cost of Capital for the period from January 1, 2018 through December 31, 2020. If approved by the CPUC, San Jose Water Company’s annual revenues would increase by approximately $7,550 or about 2.1% in 2018.
In compliance with the most recent order in Public Utilities Commission of Texas (“PUCT”) Docket No. 42858 effective January 1, 2017, CLWSC was authorized a rate increase of 2.3%. Subsequently, the annual adjustment of the water cost pass-through gallonage charge resulted in a decrease in the gallonage charge from $1.34 to $1.15 effective on February 1, 2017.

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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2017
(in thousands, except share and per share data)

Based on ASC Topic 980-605-25, San Jose Water Company recognized regulatory assets of $2,060 due to lost revenues accumulated in the 2017 WCMA account for three months ended March 31, 2017. These regulatory assets were offset by a regulatory liability in the amount of $2,060 for three months ended March 31, 2017 created by Tariff Rule 14.1 drought surcharges collected as allowed for in Advice Letter 473A which was approved by the CPUC and became effective June 15, 2015. These amounts have been recorded in the 2017 WCMA row shown in the table below.
In the first quarter of 2017, San Jose Water Company updated the allocation of new customer accounts between residential and business customers to align closer to the current residential and business statistics for the year ended December 31, 2016. The reallocation resulted in a recalculation of the 2016 WCMA account and a recognition of additional regulatory assets of $1,371 for the three months ended March 31, 2017. Based on quantitative as well as qualitative factors, the Company determined that this amount was not material to quarterly or annual net income and earnings per share in 2016, quarterly net income and earnings per share in the first fiscal quarter of 2017, and is not expected to be material to 2017 annual financial results. As such, the Company corrected the error in the current period. In addition, recorded interest related to the 2016 WCMA balance as of March 31, 2017 was $36. The amount recorded as a regulatory asset was offset by a regulatory liability in the amount of $1,407 for three months ended March 31, 2017 created by Tariff Rule 14.1 drought surcharges. These amounts have been recorded in the 2016 WCMA row shown in the table below.

	Three months ended March 31, 2017					Three months ended March 31, 2016
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$—	112	(112)	—	—	$2,944	—	(517)	—	2,427
2015 WCMA*	1,589	(71)	(1,120)	—	398	5,372	(20)	—	—	5,352
2016 WCMA	—	1,407	—	(1,407)	—	—	3,014	—	(3,014)	—
2017 WCMA	—	2,060	—	(2,060)	—	—	—	—	—	—
All others	2,768	671	241	—	3,680	594	517	(1)	—	1,110
Total memorandum accounts	4,357	4,179	(991)	(3,467)	4,078	8,910	3,511	(518)	(3,014)	8,889

Balancing accounts, net assets:
Water supply costs	5,190	197	297	—	5,684	2,771	(313)	(22)	—	2,436
Drought surcharges	(7,688)	—	(833)	3,467	(5,054)	(359)	—	(3,167)	3,014	(512)
Pension	(2,009)	173	(703)	—	(2,539)	(552)	280	(155)	—	(427)
2012 General Rate Case true-up	20,682	—	(2,258)	—	18,424	33,070	—	(2,498)	—	30,572
2015 General Rate Case true-up	5,528	—	(1,431)	—	4,097	—	—	—	—	—
All others	(151)	(214)	(334)	76	(623)	1,366	(130)	(11)	—	1,225
Total balancing accounts	$21,552	156	(5,262)	3,543	19,989	$36,296	(163)	(5,853)	3,014	33,294

Total	$25,909	4,335	(6,253)	76	24,067	$45,206	3,348	(6,371)	—	42,183
* As of March 31, 2017, the reserve balance for the 2014 WCMA and 2015 WCMA was $978 and $2,183, respectively, which has been netted from the balances above. As of March 31, 2016, the reserve balance for the 2014 WCMA and 2015 WCMA was $1,278 and $2,343, respectively, which has been netted from the balances above.
As of March 31, 2017, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,361. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2017
(in thousands, except share and per share data)

by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of March 31, 2017 and December 31, 2016:

Description	March 31, 2017	December 31, 2016
Regulatory assets:
Income tax temporary differences, net	$10,139	10,139
Postretirement pensions and other medical benefits	109,795	109,795
Balancing and memorandum accounts, net	24,067	25,909
Other, net	5,855	5,930
Total regulatory assets, net in Consolidated Balance Sheets	$149,856	151,773
Less: current regulatory asset, net	10,469	16,064
Total regulatory assets, net, less current portion	$139,387	135,709

Note 11.	Texas Water Alliance Limited
On February 22, 2016, SJW Group entered into a purchase and sale agreement with the Guadalupe-Blanco River Authority (“GBRA”), pursuant to which SJW Group agreed to sell all of its equity interests in its wholly owned subsidiary Texas Water Alliance Limited to GBRA for $31,000 in cash. Pursuant to the purchase and sale agreement, (i) upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Group four years following the closing. The purchase and sale agreement is subject to specified closing conditions, including without limitation the completion of a financing by GBRA to fund the purchase price. There is no assurance that all of the closing conditions will be satisfied in a timely manner, or at all.

Note 12.	Legal Proceedings
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
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2016.
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “seeks,” “plans,” “projects,” “may,” “should,” “will,” and variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and our most recent Form 10-K filed with the Securities and Exchange Commission (the “SEC”) under the item entitled “Risk Factors,” and in other reports SJW Group files with the SEC, specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Group undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

General:
SJW Group is a holding company with four subsidiaries: San Jose Water Company, SJW Land Company, SJWTX, Inc., and Texas Water Alliance Limited.
San Jose Water Company, a wholly owned subsidiary of SJW Group, is a public utility in the business of providing water service to approximately 229,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
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
San Jose Water Company also has approximately 410 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside areas adjacent to San Jose Water Company’s various watershed properties.
SJWTX, Inc., a wholly owned subsidiary of SJW Group, doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 13,000 connections that serve approximately 40,000 people. CLWSC’s service area comprises more than 244 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

SJW Land Company, a wholly owned subsidiary of SJW Group, owned the following real properties during the year-to-date period ended March 31, 2017:

				% for Three months ended March 31, 2017 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Commercial building	San Jose, California	2	28,000	12%	11%
Warehouse building	Knoxville, Tennessee	30	361,500	39%	35%
Commercial building	Knoxville, Tennessee	15	135,000	49%	54%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. One of the California properties was owned by such partnership. The limited partnership has been determined to be a variable interest entity within the scope of FASB ASC Topic 810 – “Consolidation” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the subsequent sale of 444 West Santa Clara’s, L.P.’s property as well as a San Jose, California undeveloped land property on April 6, 2017.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Group, has acquired permits and leases necessary to develop a water supply project in Texas. TWA obtained groundwater production and transportation permits to meet the future water needs in the CLWSC’s service area and to the central Texas hill country communities and utilities adjacent to the area. In February 2016, we entered into an agreement with Guadalupe Blanco River Authority (“GBRA”), pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA for $31,000. The agreement is subject to specified closing conditions, including completion of a financing by GBRA to fund the purchase price. There is no assurance that all of the closing conditions will be satisfied in a timely manner, or at all.

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)	Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California and the PUCT in Texas; and

(3)	Out-of-region water and utility related services.
As part of our pursuit of the above three strategic areas, the company considers from time to time opportunities to acquire businesses and assets. However, SJW Group cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land in the states of California and Tennessee and owns and operates a portfolio of commercial buildings in those respective states. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in San Jose, California. On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owns and operates. In addition to the partnership property,

SJW Land Company sold undeveloped land located in San Jose, California. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for the discussion of the sale transactions.
SJW Land Company manages its income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company’s real estate investments diversify SJW Group’s asset base.

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2016 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on February 28, 2017.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2016. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2016 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2016.

Impact of Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When it becomes effective, the new standard will replace most existing revenue recognition guidance in generally accepted accounting principles. Since the issuance of ASU 2014-09, the FASB also has issued additional ASUs that clarify implementation guidance regarding principal versus agent considerations, licensing, and identifying performance obligations, as well as adding certain additional practical expedients. The new standard can be applied retrospectively to each prior period presented or on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption. SJW Group has not made a final decision on the transition method, but currently anticipates using the modified retrospective method. The company does not anticipate the ASU will significantly impact the recognition of metered revenue, however consistent with others in the industry the company is still evaluating the impact the ASU will have on its revenue classification and disclosures related to its alternative revenue programs and treatment of contributions in aid of construction. SJW Group will adopt the standard on January 1, 2018, its required effective date.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall” which will significantly change the recognition of changes in fair value of financial liabilities when the fair value option is elected. In addition, the standard requires equity investments to be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive income. The update is effective for SJW Group beginning in the first quarter of the fiscal year ending December 31, 2018. Management is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the lease requirements in “Leases (Topic 840).” This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the Consolidated Statement of Financial Position. ASU 2016-02 also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. This ASU will be effective for the company in the first quarter of 2019 and earlier adoption is permitted. Management is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classifications on the statement of cash flows and forfeiture rate calculations. SJW Group adopted this standard as of the first quarter of 2017. ASU 2016-09 requires recognition of excess tax benefits and deficiencies in the income statement, which resulted in the recognition of $500 in income tax benefit for the three months ended March 31, 2017. Prior to adoption, these amounts were recognized as additional paid-in capital. SJW Group did not have any unrecognized excess tax benefits to reclassify upon adoption of this standard. The ASU also requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares when calculating diluted earnings per shares using the treasury stock method. The effect of this change on diluted earnings per share was immaterial. In addition, excess income tax benefits from share-based compensation are now classified as cash flows from operating activities on the consolidated statements of cash flows, prospectively. Further, ASU 2016-09 requires, on a retrospective basis, that employee taxes paid for withheld shares be classified as cash flows from financing activities rather than cash flows from operating activities. As such, the consolidated statements of cash flows for SJW Group for the periods presented have been reclassified to reflect this change. This change resulted in an increase to cash flows from operating activities and a decrease to cash flows from financing activities of $815 and $486 for the three months ended March 31, 2017 and 2016, respectively. SJW Group has elected to account for actual forfeitures as they occur upon adoption of the new guidance. Management determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore SJW Group did not record an adjustment.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which modifies existing guidance and is intended to reduce diversity in practice with respect to accounting for the income tax consequences of intra-entity transfers of assets. The ASU requires that the current and deferred income tax consequences of intra-entity transfers of assets be immediately recognized. Prior guidance allowed the entities to defer the consolidated tax consequences of an intercompany transfer of an asset other than inventory to a future period and amortize those tax consequences over time. The update will become effective for SJW Group on January 1, 2018, with early adoption permitted as of January 1, 2017. The standard requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Management is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosures.

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
Overview
SJW Group’s consolidated net income for the three months ended March 31, 2017 was $3,671, an increase of $293, or approximately 9%, from $3,378 for the same period in 2016. The increase in net income was primarily due to an increase in operating revenue as a result of higher rates and recognition of $1,371 in the 2016 Water Conservation Memorandum Account (“WCMA”) for the revision to new customer classifications, partially offset by decreased water usage and higher water production expenses. The revision to new customer classifications was due to the Company updating its allocation method of new customer accounts between residential and business customers to align closer to the current residential and business statistics for the year ended December 31, 2016. The amount was not material to quarterly or annual income and earnings per share in 2016, quarterly net income and earnings per share in the first fiscal quarter of 2017, and is not expected to be material to 2017 annual financial results. As such, the Company corrected the error in the current period.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2017	2016
Water Utility Services	$67,482	59,345
Real Estate Services	1,563	1,767
	$69,045	61,112

The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2017 vs. 2016
	Increase/(decrease)
Water Utility Services:
Consumption changes	$(1,589)	(3)%
Increase in customers	119	—%
Rate increases	8,619	14%
Balancing and memorandum accounts:
2016 WCMA revision to new customer classification	1,371	2%
WCMA	(857)	(1)%
All other	475	1%
Real Estate Services	(205)	—%
	$7,933	13%
Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2017	2016
Water Utility Services	$56,452	49,003
Real Estate Services	948	1,032
All Other	812	496
	$58,212	50,531
The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2017 vs. 2016
	Increase/(decrease)
Water production expenses:
Change in surface water use	$2,275	5%
Change in usage and new customers	(361)	(1)%
Purchased water and groundwater extraction charge and energy price increase	3,604	7%
Total water production expenses	5,518	11%
Administrative and general	900	2%
Maintenance	(150)	—%
Property taxes and other non-income taxes	477	—%
Depreciation and amortization	936	2%
	$7,681	15%
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
CLWSC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from the Guadalupe-Blanco River Authority (“GBRA”). CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. Production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are required to submit groundwater pump tax based upon usage.

The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2017	2016
Purchased water	3,909	3,179	730	11%
Groundwater	2,398	2,498	(100)	(1)%
Surface water	181	887	(706)	(11)%
Reclaimed water	47	46	1	—%
	6,535	6,610	(75)	(1)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for March 31, 2017 and 2016 approximated 8.7% and 7.6%, respectively, as a percentage of total production. The increase in unaccounted-for water is primarily due to a higher loss percentage due to the impact of lower flows through the system as a result of conservation activities, partially offset by Water Utility Services’ main replacements and lost water reduction programs.
Water Production Expenses
The increase in water production expenses for the three months ended March 31, 2017 compared to the same period in 2016, was primarily attributable to higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 1, 2016, SCVWD increased the unit price of purchased water by approximately 18% and the groundwater extraction charge by approximately 20%. A decrease in available surface water also contributed to the increase in water production expenses.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $2,163 for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $936 in depreciation and amortization expense due to increases in utility plant, an increase of $900 in administrative and general expenses due to annual wage increases and contracted work, an increase in property and other non-income taxes of $477 due to State of Delaware franchise tax and increased property tax as a result of increased utility plant additions and annual assessments, offset by a decrease of $150 in maintenance expenses.
Other (Expense) Income
For the three months ended March 31, 2017 compared to the same period in 2016, the change in other (expense) income was primarily due to an increase in interest on long-term debt from the issuance of a private activity bond in December 2016.
Provision for Income Taxes
For the three months ended March 31, 2017 compared to the same period in 2016, income tax expense decreased $554. The effective consolidated income tax rate was 30% and 39%, respectively, for the three months ended March 31, 2017 and 2016. The change was primarily due to adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017. Upon adoption, the company recognized excess tax benefits of $500 relating to share-based payment awards through the income statement for the three months ended March 31, 2017. The company does not expect the adoption to have a material impact on the effective consolidated income tax rate for the year.
SJW Group is currently undergoing an income tax examination by the California Franchise Tax Board for refund claims for fiscal years 2008 through 2012.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three months ended March 31, 2017 compared to the same period in 2016 was due to the change in market value and partial sale of the company’s investment in California Water Service Group that occurred in the second quarter of 2016.

Water Supply
On April 1, 2017, SCVWD’s 10 reservoirs were approximately 85% full with 144,086 acre-feet of water in storage, which is 125% of twenty-year average for this date. As reported by the SCVWD, the rainfall in San Jose was approximately 109% of the seasonal average for the current rainfall season that commenced on July 1, 2016. The rainfall at San Jose Water Company’s Lake Elsman was measured at 83.42 inches for the current rainfall season, which is approximately 275.4% of the five-year average. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD’s total annual supply. As of April 1, 2017, the SCVWD reported that allocations from the state and federal water project are approximately 60% and 90%, respectively, of amounts requested in 2017. SCVWD also reported that preliminary water supply analysis shows that 2017 recharge, in addition to natural recharge, will sustain or further improve groundwater storage in 2017. The groundwater level in the Santa Clara Plain is approximately 17 feet higher than a year ago in March and 21 feet higher than the five-year average. According to SCVWD, the predicted total groundwater storage at the end of 2017 will fall within the normal stage of the SCVWD’s Water Shortage Contingency Plan.
On April 1, 2017, San Jose Water Company’s Lake Elsman contained 6,211 acre-feet of water, of which approximately 5,751 acre-feet can be utilized. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. The Montevina Surface Water Treatment Plant retrofit project remains in progress. It is anticipated that construction of the plant will continue through the third quarter of 2017. The resulting shutdown impacts the use of local run-off and surface water storage at Lake Elsman, thereby significantly restricting the overall local surface water supply. The company’s smaller Saratoga Water Treatment Plant is in full operation, treating run-off from Saratoga Creek. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2017.
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and political and regulatory activities that have occurred in response to the recent drought conditions.
SJW Group and San Jose Water Company provide additional information on their web sites relating to ongoing water conservation measures taken or to be taken in response to the historical drought conditions in California, including information on customer water usage. The web sites are accessible at www.sjwater.com and www.sjwgroup.com. SJW Group intends to update the web sites as appropriate during the period in which the water shortage contingency plan of SCVWD remains in effect. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.
CLWSC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA.
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

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2017, SJW Group generated cash flows from operations of approximately $28,200, compared to $32,600 for the same period in 2016. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $4,400. This decrease was caused by a combination of the following factors: (1) net collection of taxes receivable that was less $9,000 than prior period, (2) recognition and collection of the balancing and memorandum accounts, including the regulatory asset recorded in other current assets, which drove a net decrease of $1,100, offset by (3) collections of previously billed and accrued receivables which increased by $2,300, (4) net income adjusted for non-cash items and gains from asset activity increased $2,000, and (5) changes in general working capital caused a $1,400 increase.
As of March 31, 2017, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2016. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the three months ended March 31, 2017, SJW Group used cash flows in investing activities of approximately $31,000, compared to $34,500 for the same period in 2016. SJW Group used approximately: (1) $27,800 of cash for company-funded capital expenditures, (2) $1,600 for developer-funded capital expenditures, (3) $1,100 for asset acquisitions and rights to provide water service, (4) $400 in utility plant retirement costs, and (5) $100 for additions to nonutility property.
Water Utility Services’ budgeted capital expenditures for 2017, exclusive of capital expenditures financed by customer contributions and advances, are approximately $136,000. As of March 31, 2017, approximately $27,800 or 20% of the $136,000 has been spent.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $663,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. This amount is subject to CPUC and PUCT approval. Included in this amount is $20,900 relating to upgrades to San Jose Water Company’s 40-year old Montevina Water Treatment Plant. Capital expenditures have the effect of increasing utility plant on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 decreased by approximately $21,000 from the same period in the prior year, primarily as a result of a decrease in net borrowings on the line of credit and a decrease in receipts of advances and contributions in aid of construction.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of March 31, 2017, San Jose Water Company’s funded debt and equity were approximately 48% and 52%, respectively.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity securities or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.

San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of March 31, 2017, San Jose Water Company’s funded debt was 48% of total capitalization and the net income available for interest charges was 435% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2017.
SJW Group’s unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2017.
San Jose Water Company’s loan agreements with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2017, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2017, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of March 31, 2017, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At March 31, 2017, SJW Group and its subsidiaries had available unused short-term bank lines of credit of $145,000. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 2% as of March 31, 2017. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2017, SJW Group’s funded debt was 51% of total capitalization and the net income available for interest charges was 483% of interest charges. As of March 31, 2017, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2017, San Jose Water Company was in compliance with all covenants.
On February 22, 2016, SJW Group entered into a purchase and sale Agreement with the GBRA pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA for $31,000 in cash. Pursuant to the purchase and sale agreement, (i) upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price and (ii) such holdback amount, subject to reductions under certain circumstances, shall be paid to SJW Group four years following the closing. The agreement is subject to specified closing conditions, including without limitation, the completion of a financing by GBRA to fund the purchase price. There is no assurance that all of the closing conditions will be satisfied in a timely matter, or at all.
On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owns and operates for $11,000. 444 West Santa Clara Street, L.P. will record a gain, net of tax and expenses, on the sale of real estate investments of approximately $6,200, including a hold back of $750 for remediation of a creek bank adjacent to the property, in the second quarter 2017. SJW Land Company holds a 70% limited interest in 444 West Santa Clara Street, L.P. In addition to the partnership property, SJW Land Company sold undeveloped land located in San Jose, California for $1,350. SJW Group will record a gain, net of tax and expenses, on the sale of real estate investments of approximately $586 in the second quarter 2017. The company has reclassified the partnership property and the undeveloped land property as long-lived assets held-for-sale in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Group’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Group also owned 100,000 shares of common stock of California Water Service Group as of March 31, 2017, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2016, and our other public filings, which could materially affect our business, financial condition or future results. There have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2016.

ITEM 5.	OTHER INFORMATION
On April 26, 2017, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.2175 per share of common stock. The dividend will be paid on June 1, 2017 to stockholders of record as of the close of business on May 8, 2017.
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended March 31, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	May 1, 2017	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Bylaws of SJW Group effective as of January 25, 2017. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 26, 2017.

10.1	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to the Form 10-K filed for the year ended December 31, 2016.

10.2	Form of SJW Group Restricted Stock Unit Issuance Agreement (ROE Goal). Incorporated by reference as Exhibit 10.54 to the Form 10-K filed for the year ended December 31, 2016.

10.3	Form of SJW Group Restricted Stock Unit Issuance Agreement (EPS Goal). Incorporated by reference as Exhibit 10.55 to the Form 10-K filed for the year ended December 31, 2016.

10.4	Performance Goals for the Chief Executive Officer 2017 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.59 to the Form 10-K filed for the year ended December 31, 2016.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.