Form 10-Q
period 2017-06-30
SJW GROUP
filed 2017-07-31
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 24, 2017, there were 20,506,494 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
OPERATING REVENUE	$102,073	86,944	$171,118	148,056
OPERATING EXPENSE:
Production Expenses:
Purchased water	22,181	14,485	36,105	24,182
Power	1,704	1,614	2,991	2,851
Groundwater extraction charges	10,932	8,312	18,342	14,760
Other production expenses	3,655	3,272	7,166	6,504
Total production expenses	38,472	27,683	64,604	48,297
Administrative and general	13,412	11,536	26,017	23,241
Maintenance	4,258	4,054	7,919	7,865
Property taxes and other non-income taxes	3,111	2,684	6,806	5,902
Depreciation and amortization	12,033	11,187	24,152	22,370
Total operating expense	71,286	57,144	129,498	107,675
OPERATING INCOME	30,787	29,800	41,620	40,381
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(5,696)	(5,007)	(11,659)	(10,046)
Mortgage and other interest expense	(60)	(462)	(154)	(858)
Gain on sale of California Water Service Group stock	—	3,197	—	3,197
Gain on sale of real estate investments	6,903	—	6,903	—
Dividend income	18	8	36	53
Other, net	596	150	1,041	459
Income before income taxes	32,548	27,686	37,787	33,186
Provision for income taxes	11,964	10,911	13,532	13,033
NET INCOME BEFORE NONCONTROLLING INTEREST	20,584	16,775	24,255	20,153
Less net income attributable to the noncontrolling interest	1,896	—	1,896	—
SJW GROUP NET INCOME	18,688	16,775	22,359	20,153
Other comprehensive income, net of tax:
Unrealized gain on investment	56	487	172	1,017
Reclassification adjustment for gain realized on sale of investments	—	(1,742)	—	(1,742)
SJW GROUP COMPREHENSIVE INCOME	$18,744	15,520	$22,531	19,428
SJW GROUP EARNINGS PER SHARE
Basic	$0.91	0.82	$1.09	0.99
Diluted	$0.90	0.82	$1.08	0.98
DIVIDENDS PER SHARE	$0.22	0.20	$0.44	0.41
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,504,357	20,437,612	20,495,211	20,425,678
Diluted	20,673,775	20,578,585	20,664,556	20,569,790
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Utility plant:
Land	$18,073	17,923
Depreciable plant and equipment	1,575,892	1,554,016
Construction in progress	110,396	70,453
Intangible assets	25,165	23,989
	1,729,526	1,666,381
Less accumulated depreciation and amortization	535,346	520,018
	1,194,180	1,146,363
Real estate investments	56,226	62,193
Less accumulated depreciation and amortization	10,545	11,734
	45,681	50,459
CURRENT ASSETS:
Cash and cash equivalents	9,220	6,349
Restricted cash	8	19,001
Accounts receivable:
Customers, net of allowances for uncollectible accounts	19,643	16,361
Income tax	—	9,796
Other	1,038	3,383
Accrued unbilled utility revenue	31,132	24,255
Current regulatory assets, net	7,672	16,064
Other current assets	4,179	4,402
	72,892	99,611
OTHER ASSETS:
Investment in California Water Service Group	3,680	3,390
Net regulatory assets, less current portion	147,132	135,709
Other	7,621	7,844
	158,433	146,943
	$1,471,186	1,443,376

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding shares 20,506,494 on June 30, 2017 and 20,456,225 on December 31, 2016	$21	21
Additional paid-in capital	82,622	81,715
Retained earnings	351,771	338,386
Accumulated other comprehensive income	1,696	1,524
Total stockholders’ equity	436,110	421,646
Long-term debt, less current portion	430,926	433,335
	867,036	854,981
CURRENT LIABILITIES:
Line of credit	—	14,200
Current portion of long-term debt	—	125
Accrued groundwater extraction charges, purchased water and power	18,222	10,846
Accounts payable	27,060	18,739
Accrued interest	6,823	6,309
Accrued property taxes and other non-income taxes	947	1,681
Accrued payroll	4,540	4,696
Non-refundable deposit	3,000	—
Income tax payable	2,407	—
Other current liabilities	7,397	6,977
	70,396	63,573
DEFERRED INCOME TAXES	206,503	205,203
ADVANCES FOR CONSTRUCTION	87,223	84,815
CONTRIBUTIONS IN AID OF CONSTRUCTION	154,441	151,576
POSTRETIREMENT BENEFIT PLANS	72,828	70,177
OTHER NONCURRENT LIABILITIES	12,759	13,051
COMMITMENTS AND CONTINGENCIES	—	—
	$1,471,186	1,443,376

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income before noncontrolling interest	$24,255	20,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,258	23,204
Deferred income taxes	1,286	10,049
Share-based compensation	1,044	852
Gain on sale of real estate investments	(6,903)	—
Gain on sale of California Water Service Group stock	—	(3,197)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(7,814)	(7,489)
Accounts payable and other current liabilities	725	(1,012)
Accrued groundwater extraction charges, purchased water and power	7,376	3,553
Tax payable and receivable, and other accrued taxes	12,030	6,141
Postretirement benefits	2,651	2,848
Regulatory assets and liability related to balancing and memorandum accounts	(3,031)	(780)
Other changes, net	114	1,049
NET CASH PROVIDED BY OPERATING ACTIVITIES	56,991	55,371
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(62,037)	(62,859)
Contributions in aid of construction	(3,142)	(3,286)
Additions to real estate investments	(119)	(248)
Payments for business/asset acquisition and water rights	(1,150)	(1,060)
Payments to retire utility plant, net of salvage	(718)	(808)
Proceeds from sale of real estate investments	11,180	—
Proceeds from non-refundable deposit	3,000	—
Proceeds from sale of California Water Service Group stock	—	4,510
NET CASH USED IN INVESTING ACTIVITIES	(52,986)	(63,751)
FINANCING ACTIVITIES:
Borrowings on line of credit	2,500	33,875
Repayments of line of credit	(16,700)	(12,550)
Repayments of long-term borrowings	(2,717)	(4,885)
Payment to noncontrolling interest	(1,896)	—
Dividends paid	(8,916)	(8,274)
Receipts of advances and contributions in aid of construction	9,052	8,750
Refunds of advances for construction	(1,202)	(1,164)
Other changes, net	(248)	(93)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(20,127)	15,659
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,122)	7,279
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	25,350	5,239
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,228	12,518
Cash paid (received) during the period for:
Interest	$12,382	11,943
Income taxes	237	(3,783)
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	7,985	9,061
Utility property installed by developers	381	3,907
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	9,220	12,518
Restricted cash	8	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$9,228	12,518

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classifications on the statement of cash flows and forfeiture rate calculations. SJW Group adopted this standard as of the first quarter of 2017. ASU 2016-09 requires recognition of excess tax benefits and deficiencies in the income statement, which resulted in the recognition of $500 in income tax benefit for the three months ended March 31, 2017. Prior to adoption, these amounts were recognized as additional paid-in capital. SJW Group did not have any unrecognized excess tax benefits to reclassify upon adoption of this standard. The ASU also requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares when calculating diluted earnings per shares using the treasury stock method. The effect of this change on diluted earnings per share was immaterial. In addition, excess income tax benefits from share-based compensation are now classified as cash flows from operating activities on the consolidated statements of cash flows, prospectively. Further, ASU 2016-09 requires, on a retrospective basis, that employee taxes paid for withheld shares be classified as cash flows from financing activities rather than cash flows from operating activities. As such, the consolidated statements of cash flows for SJW Group for the periods presented have been reclassified to reflect this change. This change resulted in an increase to cash flows from operating activities and a decrease to cash flows from financing activities of $815 and $486 for the three months ended March 31, 2017 and 2016, respectively. SJW Group has elected to account for actual forfeitures as they occur upon adoption of the new guidance. Management determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore SJW Group did not record an adjustment.
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
On May 9, 2016, Governor Brown issued Executive Order B-37-16 to build on existing temporary statewide emergency water restrictions and to establish longer term water conservation measures, including permanent monthly water use reporting, new permanent water use standards in California communities and bans on clearly wasteful practices. On May 18, 2016, the State Water Board adopted a new approach to water conservation regulation and replaced its prior percentage reduction-based water conservation standard with a new approach designed to ensure at least a three year supply of available water based on local conditions. On June 14, 2016, the Santa Clara Valley Water District (“SCVWD”) reduced its conservation target from 30% to 20% and also increased the number of allowable outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, and again on June 13, 2017, the SCVWD reaffirmed their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week. On April 7, 2017, Governor Brown issued Executive Order B-40-17 which lifted the drought emergency in all California counties except Fresno, Kings, Tulare, and Tuolumne while maintaining water reporting requirements and prohibitions on wasteful practices.  Executive Order B-40-17 also rescinded two emergency proclamations from January and April 2014 and four drought-related executive orders issued in 2014 and 2015. Restrictions imposed by SCVWD remain in effect.
Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges resulting from usage above customer allocations. Tariff Rule 14.1 focuses primarily on restrictions of outdoor water use which accounts for 50% of a typical customer’s water usage. On June 24, 2016, San Jose Water Company filed with the CPUC to amend its water shortage contingency plan with mandatory water usage reductions and drought surcharges to reflect the SCVWD’s call for 30%

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
(in thousands, except share and per share data)

conservation. This request was approved by the CPUC with an effective date of July 1, 2016. The drought surcharges were not recorded as revenue. Rather, they were recorded in a regulatory liability account which has been authorized by the CPUC to track lost revenues resulting from conservation. The amount recorded in the surcharge account is being used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts. San Jose Water Company suspended its allocation and drought surcharge program provided for in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges on February 1, 2017. As of June 30, 2017, San Jose Water Company has no balance remaining in the drought surcharge account to offset future rate increases related to drought conservation efforts. The remaining balance at June 30, 2017 related to drought surcharges collected outside of the California regulated entity. On June 13, 2017, the SCVWD adopted Resolution 17-43 to encourage making conservation a way of life in California through recommendations on watering schedules and a call for customers to achieve a 20% reduction in water use as compared to 2013. In addition to the SCVWD’s resolution, the mandatory water use restrictions set forth by the State Water Resources Control Board’s Emergency Regulations remain in effect. San Jose Water Company is continually working to maintain compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters associated with the recent drought.
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
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2017 and 2016, 981 and 2,470 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2017 and 2016, 2,987 and 4,087 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended June 30, 2017 and 2016, the amounts allocated to administrative and general expense were $579 and $422, respectively. For the six months ended June 30, 2017 and 2016, the amounts allocated to administrative and general expense were $1,106 and $834, respectively.

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
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of June 30, 2017, the remaining number of shares available under the Incentive Plan was 957,121, and an additional 214,333 shares were issuable under outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company’s ESPP.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
(in thousands, except share and per share data)

Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$—	—	$100	79
Restricted stock and deferred restricted stock	458	379	944	773
Total compensation costs charged to income	$458	379	$1,044	852
Excess tax benefits realized from stock issuance:
Restricted stock and deferred restricted stock	$—	94	$—	202
Total excess tax benefits realized from stock issuance	$—	94	$—	202
Proceeds from ESPP and similar instruments:
ESPP	$—	—	$570	451
Total proceeds from the ESPP and similar instruments	$—	—	$570	451
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
On January 24, 2017, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 10,744 that will vest based on the actual attainment of specified performance goals measured for the 2017 calendar year and continued service through December 31, 2017. Of such performance-based restricted stock units, units covering 6,639 shares of common stock were granted to a key officer which will only vest on the actual attainment of a specified performance goal, the number of shares issuable under this award is either 0% or 100%. The number of shares issuable under the remaining units, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $50.24 per unit which was based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of June 30, 2017, management believes that the performance goals will be met.
On January 24, 2017, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 2,737 that will vest based on the actual attainment of specified performance goals for the 2019 calendar year and continued service through December 31, 2019. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $48.56 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of June 30, 2017, management believes that the performance goals will be met.
On April 26, 2017, restricted stock units covering an aggregate of 9,240 shares of common stock of SJW Group were granted to the non-employee board members of SJW Group. The units vest upon continuous board service through the day immediately preceding the date of the next annual stockholder meeting with no dividend equivalent rights. Share-based compensation expense of $51.13 per unit, which is based on the award grant date fair value, is being recognized over the service period beginning in 2017.
As of June 30, 2017, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $1,658. This cost is expected to be recognized over a remaining weighted average period of 0.88 years.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Group’s recorded expenses were $54 and $117 for the three and six months ended June 30, 2017, respectively, and $47 and $87 for the three and six months ended June 30, 2016, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2017 for the ESPP is approximately $20. This cost is expected to be recognized during the third quarter of 2017.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Land	$13,262	15,218
Buildings and improvements	42,964	46,826
Intangibles	—	149
Subtotal	56,226	62,193
Less: accumulated depreciation and amortization	10,545	11,734
Total	$45,681	50,459
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.
On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated for $11,000. 444 West Santa Clara Street, L.P. recognized a pre-tax gain on sale of real estate investments of $6,323, after selling expenses of $1,156. SJW Land Company holds a 70% limited interest in 444 West Santa Clara Street, L.P. SJW Land Company and the noncontrolling interest recognized a pre-tax gain on sale of real estate investments of $4,427 and $1,896, respectively, on the transaction. In addition, SJW Land Company sold undeveloped land located in San Jose, California for $1,350 on April 6, 2017. SJW Land Company recognized a pre-tax gain on sale of real estate investments of $580 on the transaction, after selling expenses of $14.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
(in thousands, except share and per share data)

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$1,288	1,249	$2,614	2,490
Interest cost	1,920	1,858	3,823	3,736
Other cost	1,165	1,091	2,203	2,201
Expected return on assets	(2,053)	(1,893)	(4,119)	(3,788)
	$2,320	2,305	$4,521	4,639
The following tables summarize the fair values of plan assets by major categories as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements at June 30, 2017
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$5,812	$5,812	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,001	5,965	36	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	45,599	45,599	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	8,748	8,748	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	7,697	7,697	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,503	5,503	—	—
REIT	NAREIT - Equity REIT’S	5,859	—	5,859	—
Fixed Income (b)	(b)	41,692	—	41,692	—
Total		$126,911	$79,324	$47,587	$—
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
June 30, 2017
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

In 2017, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,500 to the pension plans and Social Welfare Plan. For the three and six months ended June 30, 2017, $1,280 has been contributed to the pension plans and Social Welfare Plan.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated a commercial building rental (See Note 3), and (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which has acquired permits and leases necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company, CLWSC, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
(in thousands, except share and per share data)

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

	For Three Months Ended June 30, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$98,836	1,910	1,327	—	98,836	3,237	102,073
Operating expense	68,317	1,223	942	804	68,317	2,969	71,286
Operating income (loss)	30,519	687	385	(804)	30,519	268	30,787
Net income (loss) before noncontrolling interest	16,080	320	5,321	(1,137)	16,080	4,504	20,584
Depreciation and amortization	11,592	142	299	—	11,592	441	12,033
Senior note, mortgage and other interest expense	5,215	—	(3)	544	5,215	541	5,756
Income tax expense (benefit) in net income	9,908	236	1,988	(168)	9,908	2,056	11,964
Assets	$1,398,567	19,358	49,337	3,924	1,398,567	72,619	1,471,186

	For Three Months Ended June 30, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$83,746	1,542	1,656	—	83,746	3,198	86,944
Operating expense	54,667	1,038	1,021	418	54,667	2,477	57,144
Operating income (loss)	29,079	504	635	(418)	29,079	721	29,800
Net income (loss) before noncontrolling interest	15,023	214	178	1,360	15,023	1,752	16,775
Depreciation and amortization	10,676	118	393	—	10,676	511	11,187
Senior note, mortgage and other interest expense	4,655	—	240	574	4,655	814	5,469
Income tax expense (benefit) in net income	9,705	168	107	931	9,705	1,206	10,911
Assets	$1,314,565	18,976	64,867	929	1,314,565	84,772	1,399,337

	For Six Months Ended June 30, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$165,054	3,174	2,890	—	165,054	6,064	171,118
Operating expense	123,938	2,054	1,890	1,616	123,938	5,560	129,498
Operating income (loss)	41,116	1,120	1,000	(1,616)	41,116	504	41,620
Net income (loss) before noncontrolling interest	20,029	492	5,681	(1,947)	20,029	4,226	24,255
Depreciation and amortization	23,252	278	622	—	23,252	900	24,152
Senior note, mortgage and other interest expense	10,640	—	62	1,111	10,640	1,173	11,813
Income tax expense (benefit) in net income	11,701	373	2,116	(658)	11,701	1,831	13,532
Assets	$1,398,567	19,358	49,337	3,924	1,398,567	72,619	1,471,186

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
(in thousands, except share and per share data)

	For Six Months Ended June 30, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$141,887	2,746	3,423	—	141,887	6,169	148,056
Operating expense	102,788	1,920	2,053	914	102,788	4,887	107,675
Operating income (loss)	39,099	826	1,370	(914)	39,099	1,282	40,381
Net income (loss) before noncontrolling interest	18,594	319	431	809	18,594	1,559	20,153
Depreciation and amortization	21,349	234	787	—	21,349	1,021	22,370
Senior note, mortgage and other interest expense	9,281	—	490	1,133	9,281	1,623	10,904
Income tax expense (benefit) in net income	11,977	274	248	534	11,977	1,056	13,033
Assets	$1,314,565	18,976	64,867	929	1,314,565	84,772	1,399,337
 *    The “All Other” category includes the accounts of SJW Group on a stand-alone basis.

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Group’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Group, has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of June 30, 2017, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2017 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation technique during the three and six months ended June 30, 2017. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Group’s long-term debt was approximately $525,609 and $502,446 as of June 30, 2017 and December 31, 2016, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $430,926 and $433,460 as of June 30, 2017 and December 31, 2016, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of June 30, 2017 and December 31, 2016, the fair value of the company’s investment in California Water Service Group was $3,680 and $3,390, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 8.	Regulatory Rate Filings
On January 6, 2017, San Jose Water Company filed Advice Letter No. 501 with the CPUC requesting authorization to implement a sales reconciliation mechanism to better conform to water forecasts authorized in the last general rate case to recorded consumption for the period of October 2015 through September 2016. The CPUC has ordered all Class A and B water utilities that have a five percent or greater divergence between authorized and actual sales during declared drought years to request a sales reconciliation mechanism to better conform to water forecasts authorized in the last general rate case to recorded consumption. On May 3, 2017, the CPUC rejected the filing citing the end of a drought and the improved California water supply conditions. On May 10, 2017, San Jose Water Company formally requested the CPUC’s review of the rejection. The request for review is still pending before the CPUC.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
(in thousands, except share and per share data)

As required by the CPUC, on April 3, 2017 San Jose Water Company filed an application with the CPUC requesting authority to increase its authorized Cost of Capital for the period from January 1, 2018 through December 31, 2020. If approved by the CPUC, San Jose Water Company’s annual revenues would increase by approximately $7,550 or about 2.1% in 2018.
On May 2, 2017, San Jose Water Company filed Advice Letter No. 508 with the CPUC to reinstate surcharges to recover the remaining $996 balance from the 2014 Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) and to recover the remaining $2,233 balance from the 2015 WCMA. The under-collections will be recovered via surcharges of $0.08 per CCF and $0.1441 per CCF on the existing quantity rate for the 2014 MCRAMA and the 2015 WCMA, respectively. This request was approved on June 1, 2017. San Jose Water Company anticipates collection of the remaining amounts in less than 12 months.
On May 26, 2017, San Jose Water Company filed Advice Letter No. 509 with the CPUC requesting authorization to increase revenues by $12,407, or approximately 3.46%. The increase is intended to offset the increases to purchased potable water, ground water production, and purchased recycled water charges that will be implemented by San Jose Water Company’s water wholesaler effective July 1, 2017. This request was approved on June 26, 2017.
On June 6, 2017, San Jose Water Company filed Advice Letter No. 510 with the CPUC requesting authorization to issue a surcredit totaling $1,794 to refund service charge rate changes as a result of a change in billing practice effective January 1, 2017.  The refund period covers prorated service charge rate changes that occurred from January 1, 2014, through December 31, 2016. The request is still pending before the CPUC.

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
Based on ASC Topic 980-605-25, San Jose Water Company recognized regulatory assets of $4,989 and $7,049 due to lost revenues accumulated in the 2017 WCMA account for the three and six months ended June 30, 2017, respectively. These regulatory assets were offset by a regulatory liability in the amount of $3,988 and $6,048 for three and six months ended June 30, 2017, respectively, created by Tariff Rule 14.1 drought surcharges collected as allowed for in Advice Letter 473A. As of June 30, 2017, there was no longer a balance of drought surcharges collected to fully offset the 2017 WCMA account. The remaining balance at June 30, 2017 related to drought surcharges collected outside of the California regulated entity. Of the $4,989 and $7,049 recognized in the 2017 WCMA account for the three and six months ended June 30, 2017, respectively, $1,277 was not covered by drought surcharges and was recognized as revenue for the three and six months ended June 30, 2017 less a $276 reserve for the estimated amount that may not be collected within the 24-month period defined in the guidance. These amounts have been recorded in the 2017 WCMA row shown in the table below.
On June 1, 2017, the CPUC approved Advice Letter No. 508 to reinstate surcharges to recover the remaining balances from the 2014 WCMA and 2015 WCMA accounts which are expected to be recovered in full within a 12-month period. For the three and six months ended June 30, 2017, in accordance with ASC Topic 980-605-25 San Jose Water Company recognized in revenue the reserve balances of $978 and $2,219 for the 2014 WCMA and 2015 WCMA, respectively, which are recorded in their respective rows in the table below.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
(in thousands, except share and per share data)

	Three months ended June 30, 2017					Three months ended June 30, 2016
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$—	978	(70)	—	908	$2,427	(152)	(712)	—	1,563
2015 WCMA*	398	2,183	(486)	—	2,095	5,352	(77)	(528)	—	4,747
2016 WCMA	—	45	—	(45)	—	—	3,747	—	(3,747)	—
2017 WCMA*	—	4,989	—	(3,988)	1,001	—	—	—	—	—
All others	3,680	658	212	—	4,550	1,110	551	—	—	1,661
Total memorandum accounts	4,078	8,853	(344)	(4,033)	8,554	8,889	4,069	(1,240)	(3,747)	7,971

Balancing accounts, net assets:
Water supply costs	5,684	1,358	272	—	7,314	2,436	257	(52)	—	2,641
Drought surcharges	(5,054)	—	60	4,033	(961)	(512)	—	(4,951)	3,747	(1,716)
Pension	(2,539)	273	(641)	—	(2,907)	(427)	280	(373)	—	(520)
2012 General Rate Case true-up	18,424	—	(2,659)	—	15,765	30,572	—	(2,832)	—	27,740
2015 General Rate Case true-up	4,097	—	(1,686)	—	2,411	—	8,767	—	—	8,767
All others	(623)	(232)	(305)	—	(1,160)	1,225	(97)	(27)	—	1,101
Total balancing accounts	$19,989	1,399	(4,959)	4,033	20,462	$33,294	9,207	(8,235)	3,747	38,013

Total	$24,067	10,252	(5,303)	—	29,016	$42,183	13,276	(9,475)	—	45,984

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
(in thousands, except share and per share data)

	Six months ended June 30, 2017					Six months ended June 30, 2016
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$—	1,089	(181)	—	908	$2,944	(152)	(1,229)	—	1,563
2015 WCMA*	1,589	2,113	(1,607)	—	2,095	5,372	(97)	(528)	—	4,747
2016 WCMA	—	1,452	—	(1,452)	—	—	6,761	—	(6,761)	—
2017 WCMA*	—	7,049	—	(6,048)	1,001	—	—	—	—	—
All others	2,768	1,329	453	—	4,550	594	1,068	(1)	—	1,661
Total memorandum accounts	4,357	13,032	(1,335)	(7,500)	8,554	8,910	7,580	(1,758)	(6,761)	7,971

Balancing accounts, net assets:
Water supply costs	5,190	1,555	569	—	7,314	2,771	(56)	(74)	—	2,641
Drought surcharges	(7,688)	—	(773)	7,500	(961)	(359)	—	(8,118)	6,761	(1,716)
Pension	(2,009)	446	(1,344)	—	(2,907)	(552)	560	(528)	—	(520)
2012 General Rate Case true-up	20,682	—	(4,917)	—	15,765	33,070	—	(5,330)	—	27,740
2015 General Rate Case true-up	5,528	—	(3,117)	—	2,411	—	8,767	—	—	8,767
All others	(151)	(446)	(639)	76	(1,160)	1,366	(227)	(38)	—	1,101
Total balancing accounts	$21,552	1,555	(10,221)	7,576	20,462	$36,296	9,044	(14,088)	6,761	38,013

Total	$25,909	14,587	(11,556)	76	29,016	$45,206	16,624	(15,846)	—	45,984
* As of June 30, 2017, the reserve balance for the 2017 WCMA was $276 which has been netted from the three and six months ended June 30, 2017 balance above. As of June 30, 2016, the reserve balance for the 2014 WCMA and 2015 WCMA was $1,431 and $2,420, respectively, which has been netted from the three and six months ended June 30, 2016 balances above.
As of June 30, 2017, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,635. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2017
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of June 30, 2017 and December 31, 2016:

Description	June 30, 2017	December 31, 2016
Regulatory assets:
Income tax temporary differences, net	$10,139	10,139
Postretirement pensions and other medical benefits	109,795	109,795
Balancing and memorandum accounts, net	29,016	25,909
Other, net	5,854	5,930
Total regulatory assets, net in Consolidated Balance Sheets	$154,804	151,773
Less: current regulatory asset, net	7,672	16,064
Total regulatory assets, net, less current portion	$147,132	135,709

Note 11.	Texas Water Alliance Limited
On February 22, 2016, SJW Group entered into a purchase and sale agreement (“PSA”) with the Guadalupe-Blanco River Authority (“GBRA”), pursuant to which SJW Group agreed to sell all of its equity interests in its wholly owned subsidiary Texas Water Alliance Limited to GBRA for $31,000 in cash. Pursuant to the PSA, upon closing of the transaction, GBRA will hold back $3,000 (the “Holdback Amount”) in the payment of the total purchase price. Pursuant to an amendment agreement entered into by SJW Group and GBRA on June 22, 2017, (i) if closing occurs, GBRA will pay the Holdback Amount to SJW Group on June 30, 2021 subject to reductions under certain circumstances, and (ii) the $3,000 previously deposited in escrow by GBRA was distributed to SJW Group on June 23, 2017 and is classified as a non-refundable deposit on the consolidated balance sheets as of June 30, 2017 (the “Deposit Amount”). If closing occurs, the Deposit Amount will be credited against the $31,000 purchase price. The PSA is subject to the completion of financing by GBRA to fund the purchase price and other customary closing conditions. There is no assurance that the closing conditions will be satisfied in a timely manner, or at all.

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

General:
SJW Group is a holding company with four subsidiaries: San Jose Water Company, SJW Land Company, SJWTX, Inc., and Texas Water Alliance Limited.
San Jose Water Company, a wholly owned subsidiary of SJW Group, is a public utility in the business of providing water service to approximately 230,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
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
San Jose Water Company also has approximately 411 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside areas adjacent to San Jose Water Company’s various watershed properties.
SJWTX, Inc., a wholly owned subsidiary of SJW Group, doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 13,000 connections that serve approximately 41,000 people. CLWSC’s service area comprises more than 244 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

SJW Land Company, a wholly owned subsidiary of SJW Group, owned the following real properties during the year-to-date period ended June 30, 2017:

				% for Six months ended June 30, 2017 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Commercial building	San Jose, California	2	28,000	6%	9%
Warehouse building	Knoxville, Tennessee	30	361,500	40%	36%
Commercial building	Knoxville, Tennessee	15	135,000	54%	55%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	5	N/A	N/A	N/A
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. One of the California properties was owned by such partnership. The limited partnership has been determined to be a variable interest entity within the scope of FASB ASC Topic 810 – “Consolidation” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the sale of 444 West Santa Clara’s, L.P.’s property as well as a San Jose, California undeveloped land property on April 6, 2017.
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Group, has acquired permits and leases necessary to develop a water supply project in Texas. TWA obtained groundwater production and transportation permits to meet the future water needs in the CLWSC’s service area and to the central Texas hill country communities and utilities adjacent to the area. On February 22, 2016, we entered into an agreement with Guadalupe Blanco River Authority (“GBRA”), pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA for $31,000. The agreement is subject to the completion of financing by GBRA to fund the purchase price and other customary closing conditions. On June 22, 2017, SJW Group and GBRA entered into an amendment and SJW Group received $3,000 previously deposited in escrow by GBRA as a non-refundable deposit. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on the pending sale of SJW Group’s equity interest in TWA. There is no assurance that all of the closing conditions will be satisfied in a timely manner, or at all.

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
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company. As noted above, SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in San Jose, California. On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owns and operates. In addition, SJW Land Company sold the undeveloped land located in San Jose, California on April 6, 2017. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for the discussion of the sale transactions.
SJW Land Company manages its income producing and other properties until such time a determination is made to reinvest proceeds from the sale of such properties. SJW Land Company’s real estate investments diversify SJW Group’s asset base.

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

Impact of Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When it becomes effective, the new standard will replace most existing revenue recognition guidance in generally accepted accounting principles. Since the issuance of ASU 2014-09, the FASB also has issued additional ASUs that clarify implementation guidance regarding principal versus agent considerations, licensing, and identifying performance obligations, as well as adding certain additional practical expedients. The new standard can be applied retrospectively to each prior period presented or on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption. SJW Group has not made a final decision on the transition method, but currently anticipates using the modified retrospective method. The company does not anticipate the ASU will significantly impact the recognition of metered revenue, however consistent with others in the industry the company is still evaluating the impact the ASU will have on its revenue classification and disclosures related to its alternative revenue programs and treatment of contributions in aid of construction. Concurrently, the company will implement ASU 2017-10, “Identifying the Customer in a Service Concession Arrangement.” SJW Group will adopt these standards on January 1, 2018, their required effective date.
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
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The standard only allows the service cost component to be eligible for asset capitalization. Employers will present the other components of net periodic benefit costs separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This ASU will be effective for the company in the first quarter of 2018 and earlier adoption is permitted. Management is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosures.

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
Overview
SJW Group’s consolidated net income for the three months ended June 30, 2017 was $18,688, an increase of $1,913, or approximately 11%, from $16,775 for the same period in 2016. SJW Group’s consolidated net income for the six months ended June 30, 2017 was $22,359, an increase of $2,206, or approximately 11%, from $20,153 for the same period in 2016. The increase in net income for the three months ended June 30, 2017 was primarily due to an increase in operating revenue as a result of higher rates, recognition of $4,677 in revenue from the Water Conservation Memorandum Account (“WCMA”), and an increase in usage, offset by a decrease of $8,767 in true-up revenue from the 2015 General Rate Case decision recorded in prior year and higher water production expenses. The increase in net income for the six months ended June 30, 2017 was primarily due to an increase in operating revenue as a result of higher rates, recognition of $5,191 in revenue from the WCMA which includes $1,371 from 2016 for the revision to new customer classifications and an increase in usage, offset by a decrease of $8,767 in true-up revenue from the 2015 General Rate Case decision recorded in the prior year and higher water production expenses. In addition, for both the three and six months ended June 30, 2017 a gain on the sale of the limited partnership properties and undeveloped land in San Jose, California generated a pre-tax increase of $6,903, net of the noncontrolling interest’s gain of $1,896, which was offset by the pre-tax gain on sale of California Water Service Group stock of $3,197 recorded in the same periods during the prior year.

Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Water Utility Services	$100,746	85,288	$168,228	144,633
Real Estate Services	1,327	1,656	2,890	3,423
	$102,073	86,944	$171,118	148,056
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2017 vs. 2016		Six months ended June 30, 2017 vs. 2016
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$3,182	4%	$1,593	1%
Increase in customers	344	—%	463	—%
Rate increases	14,955	17%	23,574	16%
Balancing and memorandum accounts:
WCMA	4,677	5%	5,191	4%
2015 General Rate Case true-up	(8,767)	(10)%	(8,767)	(6)%
All other	1,066	1%	1,541	1%
Real Estate Services	(328)	—%	(533)	—%
	$15,129	17%	$23,062	16%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Water Utility Services	$69,540	55,705	$125,992	104,708
Real Estate Services	942	1,021	1,890	2,053
All Other	804	418	1,616	914
	$71,286	57,144	$129,498	107,675
The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2017 vs. 2016		Six months ended June 30, 2017 vs. 2016
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$4,087	7%	$6,362	6%
Change in usage and new customers	1,163	2%	802	1%
Purchased water and groundwater extraction charge and energy price increase	5,539	10%	9,143	8%
Total water production expenses	10,789	19%	16,307	15%
Administrative and general	1,876	3%	2,776	2%
Maintenance	204	—%	54	—%
Property taxes and other non-income taxes	427	1%	904	1%
Depreciation and amortization	846	2%	1,782	2%
	$14,142	25%	$21,823	20%

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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2017	2016			2017	2016
Purchased water	6,121	4,687	1,434	15%	10,030	7,866	2,164	13%
Groundwater	3,499	3,179	320	3%	5,897	5,677	220	1%
Surface water	295	1,557	(1,262)	(13)%	476	2,444	(1,968)	(12)%
Reclaimed water	174	176	(2)	—%	221	222	(1)	—%
	10,089	9,599	490	5%	16,624	16,209	415	2%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for June 30, 2017 and 2016 approximated 8.7% and 9.0%, respectively, as a percentage of total production. The decrease in unaccounted-for water is primarily due to lower water loss as a result of higher flows through the system as a result of reduced conservation activities, partially offset by Water Utility Services’ main replacements and lost water reduction programs.
Water Production Expenses
The increase in water production expenses for the three and six months ended June 30, 2017 compared to the same periods in 2016, was primarily attributable to higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 1, 2016, SCVWD increased the unit price of purchased water by approximately 18% and the groundwater extraction charge by approximately 20%. A decrease in available surface water also contributed to the increase in water production expenses. San Jose Water Company was notified by the SCVWD that the unit price of purchased water and the groundwater extraction charge was increased 9% and 10%, respectively, effective July 1, 2017.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $3,353 for the three months ended June 30, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $1,876 in administrative and general expenses due to annual wage increases, CPUC fees, and contracted work, an increase of $846 in depreciation and amortization expense due to increases in utility plant, an increase in property and other non-income taxes of $427 due to a State of Delaware franchise tax as a result of the reincorporation to Deleware that was completed in November 2016 and an increase in property taxes as a result of increased utility plant additions and annual assessments, and an increase of $204 in maintenance expenses.
Operating expenses, excluding water production expenses, increased $5,516 for the six months ended June 30, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $2,776 in administrative and general expenses due to annual wage increases, CPUC fees, and contracted work, an increase of $1,782 in depreciation and amortization expense due to increases in utility plant, an increase in property and other non-income taxes of $904 due to a State of Delaware franchise tax as a result of the reincorporation to Deleware that was completed in November 2016 and an increase in property taxes as a result of increased utility plant additions and annual assessments, and an increase of $54 in maintenance expenses.

Other (Expense) Income
For the three and six months ended June 30, 2017 compared to the same periods in 2016, the change in other (expense) income was primarily due to the $6,903 pre-tax gain on sale of the limited partnership properties and undeveloped land compared to the $3,197 pre-tax gain on sale recorded in the prior year for the sale of 159,151 shares of California Water Service Group stock. Additionally, issuance of the California Pollution Control Financing Authority Revenue Bonds in December 2016 resulted in an increase in interest on long-term debt.
Provision for Income Taxes
For the three and six months ended June 30, 2017 compared to the same period in 2016, income tax expense increased $1,053 and $499, respectively, as a result of higher pre-tax income. The effective consolidated income tax rate was 37% and 39% for the three months ended June 30, 2017 and 2016, respectively, and 36% and 39% for the six months ended June 30, 2017 and 2016, respectively. The change in rate was due to inclusion of noncontrolling interest gain of sale on 444 West Santa Clara Street Limited Partnership property in net income before income taxes for the three and six months ended June 30, 2017 with no associated income taxes on the noncontrolling interest. The Company recognized excess tax benefits of $52 and $552 relating to share-based payment awards through the income statement for the three and six months ended June 30, 2017.
On July 24, 2017, the Company received notification that the California Franchise Tax Board completed its audit of the Company’s refund claims for fiscal years 2008 through 2012 after which such refund claims were approved.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three and six months ended June 30, 2017 compared to the same period in 2016 was due to the change in market value and partial sale of the company’s investment in California Water Service Group that occurred in the prior year.
Water Supply
On July 1, 2017, SCVWD’s 10 reservoirs were approximately 61% full with 103,565 acre-feet of water in storage, which is 97% of twenty-year average for this date. As reported by the SCVWD, the rainfall in San Jose, California was approximately 120% of the seasonal average for the current rainfall season that commenced on July 1, 2016. Rainfall at San Jose Water Company’s Lake Elsman was measured at 89.26 inches for the current rainfall season, which is approximately 274% of the five-year average. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD’s total annual supply. As of July 1, 2017, the SCVWD reported that allocations from the state and federal water project are approximately 85% and 100%, respectively, of amounts requested in 2017. SCVWD also reported that the managed groundwater recharge from January to May in the Santa Clara Plain was 72% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 9 feet higher than a year ago in June and 21 feet higher than the five-year average. According to SCVWD, the predicted total groundwater storage at the end of 2017 will fall within the normal stage of the SCVWD’s Water Shortage Contingency Plan.
On July 1, 2017, San Jose Water Company’s Lake Elsman contained 6,184 acre-feet of water, of which approximately 5,724 acre-feet can be utilized. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. The Montevina Surface Water Treatment Plant retrofit project remains in progress. It is anticipated that construction of the plant will continue through the third quarter of 2017. The resulting shutdown impacts the use of local run-off and surface water storage at Lake Elsman, thereby significantly restricting use of our local surface water supply during the first three quarters of the year. The company’s smaller Saratoga Water Treatment Plant remains in operation, treating run-off from Saratoga Creek. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2017.
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and political and regulatory activities that have occurred in response to the recent drought conditions.
SJW Group and San Jose Water Company provide additional information on their web sites relating to ongoing water conservation measures taken or to be taken in response to drought conditions in California, including information on customer water usage. The web sites are accessible at www.sjwater.com and www.sjwgroup.com. SJW Group intends to update the web sites as appropriate during the period in which the water shortage contingency plan of SCVWD remains in effect. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.
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

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2017, SJW Group generated cash flows from operations of approximately $57,000, compared to $55,400 for the same period in 2016. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $1,600. This increase was caused by a combination of the following factors: (1) the change of net income taxes which was $5,800 less than the prior period, (2) accrued groundwater extraction charges, purchased water and power increased by $3,800 from higher production costs, and (3) general working capital increased by $300, offset by (4) net income before noncontrolling interest adjusted for non-cash items decreased by $6,100, and (5) recognition and collection of the balancing and memorandum accounts, including the regulatory asset recorded in other current assets, drove a net decrease of $2,200.
As of June 30, 2017, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2016. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the six months ended June 30, 2017, SJW Group used cash flows in investing activities of approximately $53,000, compared to $63,800 for the same period in 2016. SJW Group used approximately: (1) $62,000 of cash for company-funded capital expenditures, (2) $3,100 for developer-funded capital expenditures, (3) $1,200 for asset acquisitions and rights to provide water service, (4) $700 in utility plant retirement costs, and (5) $100 for additions to nonutility property, offset by (6) $11,100 in proceeds from the sales of our limited partnership property and undeveloped land in San Jose, California, and (7) $3,000 proceeds from the non-refundable deposit resulting from the pending sale of SJW Group’s equity interest in TWA.
Water Utility Services’ budgeted capital expenditures for 2017, exclusive of capital expenditures financed by customer contributions and advances, are approximately $136,000. As of June 30, 2017, approximately $62,000 or 46% of the $136,000 has been spent.
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
Cash Flow from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 decreased by approximately $35,800 from the same period in the prior year, primarily as a result of (1) a decrease in net borrowings on our lines of credit and payments for long-term debt of $33,400, (2) a payment to noncontrolling interest for $1,900, and (3) a $800 increase in payments for dividends and equity plans, offset by (4) net receipts and refunds from advances and contributions in aid of construction of $300.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of June 30, 2017, San Jose Water Company’s funded debt and equity were in approximately 47% and 53%, respectively.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity securities or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2017.
SJW Group’s unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2017.
San Jose Water Company’s loan agreements with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2017, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2017, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of June 30, 2017, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At June 30, 2017, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $145,000. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 2% as of June 30, 2017. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2017, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of June 30, 2017, San Jose Water Company was in compliance with all covenants.
On February 22, 2016, SJW Group entered into a purchase and sale agreement (“PSA”) with the Guadalupe-Blanco River Authority (“GBRA”), pursuant to which SJW Group agreed to sell all of its equity interests in its wholly owned subsidiary Texas Water Alliance Limited to GBRA. Pursuant to an amendment agreement entered into by SJW Group and GBRA on June 22, 2017, the $3,000 previously deposited in escrow by GBRA was distributed to SJW Group on June 23, 2017 and is classified as a non-refundable deposit on the consolidated balance sheets as of June 30, 2017.
On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated for $11,000. 444 West Santa Clara Street, L.P. recognized a pre-tax gain on sale of real estate investments of $6,323, after selling expenses of $1,156. SJW Land Company holds a 70% limited interest in 444 West Santa Clara Street,

L.P. SJW Land Company and the noncontrolling interest recognized a pre-tax gain on sale of real estate investments of $4,427 and $1,896, respectively, on the transaction. In addition, SJW Land Company sold undeveloped land located in San Jose, California for $1,350 on April 6, 2017. SJW Land Company recognized a pre-tax gain on sale of real estate investments of $580 on the transaction, after selling expenses of $14.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Group’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Group also owned 100,000 shares of common stock of California Water Service Group as of June 30, 2017, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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
On July 26, 2017, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.2175 per share of common stock. The dividend will be paid on September 1, 2017 to stockholders of record as of the close of business on August 7, 2017.
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS
See Exhibit Index located immediately following the Signatures of this document, which is incorporated herein by reference as required to be filed by Item 601 of Regulation S-K for the quarter ended June 30, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	July 31, 2017	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of SJW Group Restricted Stock Unit Award Agreement for Non-Employee Board Members. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.