Form 10-Q
period 2017-09-30
SJW GROUP
filed 2017-10-30
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of October 23, 2017, there were 20,520,856 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
OPERATING REVENUE	$124,578	112,344	$295,696	260,400
OPERATING EXPENSE:
Production Expenses:
Purchased water	30,833	28,681	66,938	52,863
Power	2,500	2,141	5,491	4,992
Groundwater extraction charges	15,756	10,867	34,098	25,627
Other production expenses	3,874	3,311	11,040	9,815
Total production expenses	52,963	45,000	117,567	93,297
Administrative and general	13,477	12,449	39,494	35,690
Maintenance	4,374	4,217	12,293	12,082
Property taxes and other non-income taxes	3,454	3,213	10,260	9,115
Depreciation and amortization	12,065	11,119	36,217	33,489
Total operating expense	86,333	75,998	215,831	183,673
OPERATING INCOME	38,245	36,346	79,865	76,727
OTHER (EXPENSE) INCOME:
Interest on long-term debt	(5,487)	(4,993)	(17,146)	(15,039)
Mortgage and other interest expense	(54)	(433)	(208)	(1,291)
Gain on sale of California Water Service Group stock	—	—	—	3,197
Gain on sale of real estate investments	—	124	6,903	124
Dividend income	18	17	54	70
Other, net	341	410	1,382	869
Income before income taxes	33,063	31,471	70,850	64,657
Provision for income taxes	13,523	12,512	27,055	25,545
NET INCOME BEFORE NONCONTROLLING INTEREST	19,540	18,959	43,795	39,112
Less net income attributable to the noncontrolling interest	—	—	1,896	—
SJW GROUP NET INCOME	19,540	18,959	41,899	39,112
Other comprehensive income, net of tax:
Unrealized gain on investment	80	(169)	252	848
Reclassification adjustment for gain realized on sale of investments	—	—	—	(1,742)
SJW GROUP COMPREHENSIVE INCOME	$19,620	18,790	$42,151	38,218
SJW GROUP EARNINGS PER SHARE
Basic	$0.95	0.93	$2.04	1.91
Diluted	$0.94	0.92	$2.03	1.90
DIVIDENDS PER SHARE	$0.22	0.20	$0.65	0.61
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,516,172	20,451,930	20,502,274	20,434,494
Diluted	20,697,097	20,602,410	20,675,479	20,580,728

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Utility plant:
Land	$18,237	17,923
Depreciable plant and equipment	1,614,139	1,554,016
Construction in progress	111,935	70,453
Intangible assets	25,164	23,989
	1,769,475	1,666,381
Less accumulated depreciation and amortization	542,890	520,018
	1,226,585	1,146,363
Real estate investments	56,224	62,193
Less accumulated depreciation and amortization	10,844	11,734
	45,380	50,459
CURRENT ASSETS:
Cash and cash equivalents	7,569	6,349
Restricted cash	—	19,001
Accounts receivable:
Customers, net of allowances for uncollectible accounts	23,297	16,361
Income tax	—	9,796
Other	1,609	3,383
Accrued unbilled utility revenue	38,055	24,255
Current regulatory assets, net	11,368	16,064
Other current assets	5,223	4,402
	87,121	99,611
OTHER ASSETS:
Investment in California Water Service Group	3,815	3,390
Net regulatory assets, less current portion	140,911	135,709
Other	7,758	7,844
	152,484	146,943
	$1,511,570	1,443,376

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding shares 20,520,856 on September 30, 2017 and 20,456,225 on December 31, 2016	$21	21
Additional paid-in capital	83,856	81,715
Retained earnings	366,818	338,386
Accumulated other comprehensive income	1,776	1,524
Total stockholders’ equity	452,471	421,646
Long-term debt, less current portion	431,009	433,335
	883,480	854,981
CURRENT LIABILITIES:
Line of credit	13,000	14,200
Current portion of long-term debt	—	125
Accrued groundwater extraction charges, purchased water and power	21,696	10,846
Accounts payable	30,658	18,739
Accrued interest	7,247	6,309
Accrued property taxes and other non-income taxes	3,635	1,681
Accrued payroll	3,695	4,696
Non-refundable deposit	3,000	—
Income tax payable	1,917	—
Other current liabilities	8,570	6,977
	93,418	63,573
DEFERRED INCOME TAXES	206,343	205,203
ADVANCES FOR CONSTRUCTION	84,496	84,815
CONTRIBUTIONS IN AID OF CONSTRUCTION	157,448	151,576
POSTRETIREMENT BENEFIT PLANS	73,532	70,177
OTHER NONCURRENT LIABILITIES	12,853	13,051
COMMITMENTS AND CONTINGENCIES	—	—
	$1,511,570	1,443,376

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income before noncontrolling interest	$43,795	39,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,877	34,740
Deferred income taxes	1,283	16,755
Share-based compensation	1,633	1,316
Gain on sale of real estate investments	(6,903)	(124)
Gain on sale of California Water Service Group stock	—	(3,197)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(18,335)	(19,298)
Accounts payable and other current liabilities	2,215	(3,496)
Accrued groundwater extraction charges, purchased water and power	10,850	6,534
Tax payable and receivable, and other accrued taxes	14,228	(6,972)
Postretirement benefits	3,355	2,838
Regulatory assets and liability related to balancing and memorandum accounts	(503)	9,239
Other changes, net	(1,528)	(518)
NET CASH PROVIDED BY OPERATING ACTIVITIES	87,967	76,929
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(103,417)	(102,813)
Contributions in aid of construction	(2,631)	(5,759)
Additions to real estate investments	(116)	(254)
Payments for business/asset acquisition and water rights	(1,149)	(1,063)
Payments to retire utility plant, net of salvage	(2,323)	(1,418)
Proceeds from sale of real estate investments	11,180	124
Proceeds from non-refundable deposit	3,000	—
Proceeds from sale of California Water Service Group stock	—	4,510
Deposit for long-lived asset held-for-sale	—	20,000
NET CASH USED IN INVESTING ACTIVITIES	(95,456)	(86,673)
FINANCING ACTIVITIES:
Borrowings on line of credit	28,500	53,875
Repayments of line of credit	(29,700)	(24,575)
Repayments of long-term borrowings	(2,717)	(5,143)
Payment to noncontrolling interest	(1,896)	—
Dividends paid	(13,380)	(12,419)
Receipts of advances and contributions in aid of construction	10,486	12,032
Refunds of advances for construction	(1,982)	(1,924)
Other changes, net	397	322
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,292)	22,168
NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,781)	12,424
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	25,350	5,239
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,569	17,663
Cash paid during the period for:
Interest	$18,383	18,324
Income taxes	14,552	18,072
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	11,241	10,349
Utility property installed by developers	874	5,063

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classifications on the statement of cash flows and forfeiture rate calculations. SJW Group adopted this standard as of the first quarter of 2017. ASU 2016-09 requires recognition of excess tax benefits and deficiencies in the income statement, which resulted in the recognition of $500 in income tax benefit for the three months ended March 31, 2017. Prior to adoption, these amounts were recognized as additional paid-in capital. SJW Group did not have any unrecognized excess tax benefits to reclassify upon adoption of this standard. The ASU also requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares when calculating diluted earnings per shares using the treasury stock method. The effect of this change on diluted earnings per share was immaterial. In addition, excess income tax benefits from share-based compensation are now classified as cash flows from operating activities on the consolidated statements of cash flows, prospectively. Further, ASU 2016-09 requires, on a retrospective basis, that employee taxes paid for withheld shares be classified as cash flows from financing activities rather than cash flows from operating activities. As such, the consolidated statements of cash flows for SJW Group for the periods presented have been reclassified to reflect this change. This change resulted in an increase to cash flows from operating activities and a decrease to cash flows from financing activities of $818 and $500 for the nine months ended September 30, 2017 and 2016, respectively. SJW Group has elected to account for actual forfeitures as they occur upon adoption of the new guidance. Management determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore SJW Group did not record an adjustment.
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
On May 9, 2016, Governor Brown issued Executive Order B-37-16 to build on existing temporary statewide emergency water restrictions and to establish longer term water conservation measures, including permanent monthly water use reporting, new permanent water use standards in California communities and bans on wasteful water use practices. On May 18, 2016, the State Water Board adopted a new approach to water conservation regulation and replaced its prior percentage reduction-based water conservation standard with a new approach designed to ensure at least a three year supply of available water based on local conditions. On June 14, 2016, the Santa Clara Valley Water District (“SCVWD”) reduced its conservation target from 30% to 20% and also increased the number of allowable outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, and again on June 13, 2017, the SCVWD reaffirmed its call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week. On April 7, 2017, Governor Brown issued Executive Order B-40-17 which lifted the drought emergency in all California counties except Fresno, Kings, Tulare, and Tuolumne while maintaining water reporting requirements and prohibitions on wasteful practices.  Executive Order B-40-17 also rescinded two emergency proclamations from January and April 2014 and four drought-related executive orders issued in 2014 and 2015. Conservation and restrictions imposed by SCVWD on June 13, 2017 still remain in effect.
Effective June 15, 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges resulting from usage above customer allocations. Tariff Rule 14.1 focuses primarily on restrictions of outdoor watering which accounts for 50% of a typical customer’s water usage. On June 24, 2016, San Jose Water Company filed with the CPUC to amend its water shortage contingency plan with mandatory water usage reductions and drought surcharges to reflect the SCVWD’s call for 20%

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017
(in thousands, except share and per share data)

conservation. This request was approved by the CPUC with an effective date of July 1, 2016. The drought surcharges were not recorded as revenue. Rather, they were recorded in a regulatory liability account authorized by the CPUC to track lost revenues resulting from conservation. The amount recorded in the surcharge account was being used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts. San Jose Water Company suspended its allocation and drought surcharge program provided for in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges on February 1, 2017. At the end of the second quarter of 2017, San Jose Water Company had no balance remaining in the drought surcharge account to offset future rate increases related to drought conservation efforts. The remaining balance as of September 30, 2017 in San Jose Water Company’s balancing and memorandum accounts are related to drought surcharges collected outside of the California regulated entity. On June 13, 2017, the SCVWD adopted Resolution 17-43 to encourage making conservation a way of life in California through recommendations on watering schedules and a call for customers to achieve a 20% reduction in water use as compared to 2013. In addition to the SCVWD’s resolution, the mandatory water use restrictions set forth by the State Water Resources Control Board’s Emergency Regulations remain in effect. San Jose Water Company is continually working to maintain compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters associated with the recent drought.
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
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the 2014 Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2017 and 2016, 683 and 714 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2017 and 2016, 3,670 and 4,801 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended September 30, 2017 and 2016, the amounts allocated to administrative and general expense were $551 and $416, respectively. For the nine months ended September 30, 2017 and 2016, the amounts allocated to administrative and general expense were $1,660 and $1,251, respectively.
On September 28, 2017, SJW Group announced that its Board of Directors appointed Eric W. Thornburg to serve as President and Chief Executive Officer of SJW Group, effective as of November 6, 2017 (the “Effective Date”). Also on September 28, 2017, SJW Group announced that W. Richard Roth will retire as President and Chief Executive Officer of SJW Group effective as of November 5, 2017. Mr. Roth will continue to serve as Chairman of the Board until the next annual meeting of stockholders. From the Effective Date to December 31, 2017, Mr. Roth will serve as Chief Executive Emeritus of SJW Group and San Jose Water Company. Mr. Thornburg will also serve as the Chief Executive Officer of San Jose Water Company effective as of the Effective Date. For a more detailed discussion of the CEO transition, see SJW Group’s Current Report on Form 8-K filed on September 29, 2017.

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair value for share-based payment awards. See Note 1 for the effect of the SJW Group’s adoption of ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” in the first quarter of 2017.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017
(in thousands, except share and per share data)

The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of September 30, 2017, the remaining number of shares available under the Incentive Plan was 957,121, and an additional 214,333 shares were issuable under outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company’s ESPP.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$114	89	$214	168
Restricted stock and deferred restricted stock	475	375	1,419	1,148
Total compensation costs charged to income	$589	464	$1,633	1,316
Excess tax benefits realized from stock issuance:
Restricted stock and deferred restricted stock	$—	1	$—	203
Total excess tax benefits realized from stock issuance	$—	1	$—	203
Proceeds from ESPP and similar instruments:
ESPP	$645	503	$1,215	954
Total proceeds from the ESPP and similar instruments	$645	503	$1,215	954
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
On January 24, 2017, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 10,744 that will vest based on the actual attainment of specified performance goals measured for the 2017 calendar year and continued service through December 31, 2017. Of such performance-based restricted stock units, units covering 6,639 shares of common stock were granted to a key officer which will only vest on the actual attainment of a specified performance goal and the number of shares issuable under this award is either 0% or 100%. The number of shares issuable under the remaining units, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $50.24 per unit which was based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of September 30, 2017, management believes that the performance goals will be met.
On January 24, 2017, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 2,737 that will vest based on the actual attainment of specified performance goals for the 2019 calendar year and continued service through December 31, 2019. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $48.56 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of September 30, 2017, management believes that the performance goals will be met.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017
(in thousands, except share and per share data)

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
As of September 30, 2017, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $1,182. This cost is expected to be recognized over a remaining weighted average period of 0.63 years.
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
After considering estimated employee terminations or withdrawals from the plan before the purchase date, SJW Group’s recorded expenses were $60 and $177 for the three and nine months ended September 30, 2017, respectively, and $51 and $139 for the three and nine months ended September 30, 2016, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2018 for the ESPP is approximately $92. This cost is expected to be recognized during the fourth quarter of 2017 and first quarter of 2018.

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Land	$13,262	15,218
Buildings and improvements	42,962	46,826
Intangibles	—	149
Subtotal	56,224	62,193
Less: accumulated depreciation and amortization	10,844	11,734
Total	$45,380	50,459
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
In 2015, SJW Land Company was notified by the Arizona Department of Transportation that in order to achieve their goals of developing a new freeway extension, they, in conjunction with the Federal Highway Commission, would be exercising their powers of eminent domain for SJW Land Company’s warehouse building located in Phoenix, Arizona. On September 8, 2016, SJW Land Company sold the Arizona warehouse building and received a settlement payment of $20,000. Title to the property transferred on October 13, 2016 upon the recording of the court’s Final Order of Condemnation. SJW Group recognized a pre-tax gain on sale of real estate investments in the fourth quarter of 2016 of $9,981, after selling expenses of $112.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017
(in thousands, except share and per share data)

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008 are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$1,307	1,244	$3,922	3,731
Interest cost	1,912	1,871	5,735	5,613
Other cost	1,101	1,104	3,304	3,313
Expected return on assets	(2,060)	(1,894)	(6,179)	(5,683)
	$2,260	2,325	$6,782	6,974
The following tables summarize the fair values of plan assets by major categories as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements at September 30, 2017
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$5,573	$5,573	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,189	6,151	38	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	48,102	48,102	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	8,893	8,893	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	8,403	8,403	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,764	5,764	—	—
REIT	NAREIT - Equity REIT’S	5,953	—	5,953	—
Fixed Income (b)	(b)	41,953	—	41,953	—
Total		$130,830	$82,886	$47,944	$—
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
September 30, 2017
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

In 2017, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,500 to the pension plans and Social Welfare Plan. For the three and nine months ended September 30, 2017, $1,280 and $2,560, respectively, has been contributed to the pension plans and Social Welfare Plan.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated a commercial building rental (See Note 3), and (iv) Texas Water Alliance Limited, a non-tariffed water utility operation which has acquired permits and leases necessary to develop a water supply project in Texas (See Note 11). In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company, CLWSC, and Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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
September 30, 2017
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

	For Three Months Ended September 30, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$120,727	2,460	1,391	—	120,727	3,851	124,578
Operating expense	83,088	1,511	875	859	83,088	3,245	86,333
Operating income (loss)	37,639	949	516	(859)	37,639	606	38,245
Net income (loss) before noncontrolling interest	19,866	473	305	(1,104)	19,866	(326)	19,540
Depreciation and amortization	11,623	143	299	—	11,623	442	12,065
Senior note, mortgage and other interest expense	4,999	—	(2)	544	4,999	542	5,541
Income tax expense (benefit) in net income	13,242	340	178	(237)	13,242	281	13,523
Assets	$1,438,433	20,239	48,917	3,981	1,438,433	73,137	1,511,570

	For Three Months Ended September 30, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$108,502	2,056	1,786	—	108,502	3,842	112,344
Operating expense	73,179	1,355	1,108	356	73,179	2,819	75,998
Operating income (loss)	35,323	701	678	(356)	35,323	1,023	36,346
Net income (loss) before noncontrolling interest	19,216	330	239	(826)	19,216	(257)	18,959
Depreciation and amortization	10,678	116	325	—	10,678	441	11,119
Senior note, mortgage and other interest expense	4,648	—	216	562	4,648	778	5,426
Income tax expense (benefit) in net income	12,145	247	106	14	12,145	367	12,512
Assets	$1,359,419	18,092	75,909	921	1,359,419	94,922	1,454,341

	For Nine Months Ended September 30, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$285,781	5,634	4,281	—	285,781	9,915	295,696
Operating expense	207,026	3,565	2,765	2,475	207,026	8,805	215,831
Operating income (loss)	78,755	2,069	1,516	(2,475)	78,755	1,110	79,865
Net income (loss) before noncontrolling interest	39,895	965	5,986	(3,051)	39,895	3,900	43,795
Depreciation and amortization	34,875	421	921	—	34,875	1,342	36,217
Senior note, mortgage and other interest expense	15,639	—	60	1,655	15,639	1,715	17,354
Income tax expense (benefit) in net income	24,943	713	2,294	(895)	24,943	2,112	27,055
Assets	$1,438,433	20,239	48,917	3,981	1,438,433	73,137	1,511,570

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017
(in thousands, except share and per share data)

	For Nine Months Ended September 30, 2016
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$250,389	4,802	5,209	—	250,389	10,011	260,400
Operating expense	175,967	3,275	3,161	1,270	175,967	7,706	183,673
Operating income (loss)	74,422	1,527	2,048	(1,270)	74,422	2,305	76,727
Net income (loss) before noncontrolling interest	37,810	649	670	(17)	37,810	1,302	39,112
Depreciation and amortization	32,027	350	1,112	—	32,027	1,462	33,489
Senior note, mortgage and other interest expense	13,929	—	706	1,695	13,929	2,401	16,330
Income tax expense (benefit) in net income	24,122	521	354	548	24,122	1,423	25,545
Assets	$1,359,419	18,092	75,909	921	1,359,419	94,922	1,454,341
 *    The “All Other” category includes the accounts of SJW Group on a stand-alone basis.

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Group’s contractual obligations and commitments include senior notes, mortgages and other obligations. San Jose Water Company, a subsidiary of SJW Group, has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of September 30, 2017, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2017 approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation technique during the three and nine months ended September 30, 2017. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Group’s long-term debt was approximately $534,075 and $502,446 as of September 30, 2017 and December 31, 2016, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $431,009 and $433,460 as of September 30, 2017 and December 31, 2016, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of September 30, 2017 and December 31, 2016, the fair value of the company’s investment in California Water Service Group was $3,815 and $3,390, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 8.	Regulatory Rate Filings
On January 6, 2017, San Jose Water Company filed Advice Letter No. 501 with the CPUC requesting authorization to implement a sales reconciliation mechanism to better conform to water forecasts authorized in the last general rate case to recorded consumption for the period of October 2015 through September 2016. The CPUC has ordered all Class A and B water utilities that have a five percent or greater divergence between authorized and actual sales during declared drought years to consider requesting a sales reconciliation mechanism to better conform to sale forecasts authorized in the last general rate case to recorded consumption. On May 3, 2017, the CPUC rejected the filing citing the end of a drought and the improved California water supply conditions. On May 10, 2017, San Jose Water Company formally requested the CPUC’s review of the rejection. The request for review is still pending before the CPUC.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017
(in thousands, except share and per share data)

As required by the CPUC, on April 3, 2017 San Jose Water Company filed an application requesting authority to increase its authorized Cost of Capital for the period from January 1, 2018 through December 31, 2020. If approved by the CPUC, San Jose Water Company’s annual revenues would increase by approximately $7,550 or about 2.1% in 2018. This request is still pending before the CPUC.
On June 6, 2017, San Jose Water Company filed Advice Letter No. 510 with the CPUC requesting authorization to issue a surcredit totaling $1,794 to refund service charge rate changes as a result of a change in billing practice effective January 1, 2017.  The refund period covers prorated service charge rate changes that occurred from January 1, 2014, through December 31, 2016. On August 11, 2017, the CPUC rejected Advice Letter No. 510 citing the formal complaint filed by some customers and served to San Jose Water Company by the CPUC over the same issue. A pre-hearing conference was held on the formal complaint on September 12, 2017, where the parties agreed to suspend the proceeding.
On September 29, 2017, San Jose Water Company filed Advice Letter No. 512 with the CPUC requesting authorization to re-implement a surcharge to recover the under-collected balance of $11,474 remaining from the 2012 General Rate Case true-up due to the delayed 2012 General Rate Case Application decision. Actual sales were substantially lower than the CPUC authorized sales estimate used to calculate the surcharge amount over the three-year recovery period. San Jose water Company is seeking to recover the remaining under-collected balance. This request is still pending before the CPUC.

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
Based on ASC Topic 980-605-25, San Jose Water Company recognized regulatory assets of $3,954 and $11,003 due to lost revenues accumulated in the 2017 WCMA account for the three and nine months ended September 30, 2017, respectively. These regulatory assets were partially offset by a regulatory liability in the amount of $(6) and $6,042 for three and nine months ended September 30, 2017, respectively, created by Tariff Rule 14.1 drought surcharges collected as allowed for in Advice Letter 473A. At the end of the second quarter of 2017, there was no longer a balance of drought surcharges collected to fully offset the 2017 WCMA account. The remaining balance in the drought surcharge account at September 30, 2017 related to amounts collected outside of the California regulated entity. Of the $3,954 and $11,003 recognized in the 2017 WCMA account for the three and nine months ended September 30, 2017, respectively, $4,826 and $6,103 was not covered by drought surcharges and was recognized as revenue for the three and nine months ended September 30, 2017, respectively, less $866 and $1,142, respectively, recorded for reserve which is the estimated amount that may not be collected within the 24-month period defined in the guidance. These amounts have been recorded in the 2017 WCMA row shown in the table below.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017
(in thousands, except share and per share data)

	Three months ended September 30, 2017					Three months ended September 30, 2016
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$908	—	(866)	—	42	$1,563	164	(1,044)	—	683
2015 WCMA*	2,095	(11)	(1,799)	—	285	4,747	528	(1,883)	—	3,392
2016 WCMA	—	55	—	—	55	—	5,863	—	(5,863)	—
2017 WCMA*	1,001	3,954	—	6	4,961	—	—	—	—	—
All others	4,550	144	—	—	4,694	1,661	232	176	—	2,069
Total memorandum accounts	8,554	4,142	(2,665)	6	10,037	7,971	6,787	(2,751)	(5,863)	6,144

Balancing accounts, net assets:
Water supply costs	7,314	2,278	—	—	9,592	2,641	2,420	452	—	5,513
Drought surcharges	(961)	—	—	—	(961)	(1,716)	—	(10,467)	5,863	(6,320)
Pension	(2,907)	224	—	—	(2,683)	(520)	280	(1,055)	—	(1,295)
2012 General Rate Case true-up	15,765	—	(4,123)	—	11,642	27,740	—	(3,850)	—	23,890
2015 General Rate Case true-up	2,411	—	(2,297)	—	114	8,767	—	(1,204)	—	7,563
All others	(1,160)	(94)	—	—	(1,254)	1,101	(106)	(523)	—	472
Total balancing accounts	$20,462	2,408	(6,420)	—	16,450	$38,013	2,594	(16,647)	5,863	29,823

Total	$29,016	6,550	(9,085)	6	26,487	$45,984	9,381	(19,398)	—	35,967

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017
(in thousands, except share and per share data)

	Nine months ended September 30, 2017					Nine months ended September 30, 2016
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA*	$—	1,089	(1,047)	—	42	$2,944	11	(2,272)	—	683
2015 WCMA*	1,589	2,101	(3,405)	—	285	5,372	431	(2,411)	—	3,392
2016 WCMA	—	1,507	—	(1,452)	55	—	12,624	—	(12,624)	—
2017 WCMA*	—	11,003	—	(6,042)	4,961	—	—	—	—	—
All others	2,768	1,473	453	—	4,694	594	1,298	177	—	2,069
Total memorandum accounts	4,357	17,173	(3,999)	(7,494)	10,037	8,910	14,364	(4,506)	(12,624)	6,144

Balancing accounts, net assets:
Water supply costs	5,190	3,833	569	—	9,592	2,771	2,364	378	—	5,513
Drought surcharges	(7,688)	—	(767)	7,494	(961)	(359)	—	(18,585)	12,624	(6,320)
Pension	(2,009)	670	(1,344)	—	(2,683)	(552)	840	(1,583)	—	(1,295)
2012 General Rate Case true-up	20,682	—	(9,040)	—	11,642	33,070	—	(9,180)	—	23,890
2015 General Rate Case true-up	5,528	—	(5,414)	—	114	—	8,767	(1,204)	—	7,563
All others	(151)	(540)	(639)	76	(1,254)	1,366	(332)	(562)	—	472
Total balancing accounts	$21,552	3,963	(16,635)	7,570	16,450	$36,296	11,639	(30,736)	12,624	29,823

Total	$25,909	21,136	(20,634)	76	26,487	$45,206	26,003	(35,242)	—	35,967
* As of September 30, 2017, the reserve balance for the 2017 WCMA was $1,142 which has been netted from the balance above. As of September 30, 2016, the reserve balance for the 2014 WCMA and 2015 WCMA was $1,267 and $1,892, respectively, which has been netted from the balances above.
As of September 30, 2017, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,810. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2017
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Regulatory assets:
Income tax temporary differences, net	$10,139	10,139
Postretirement pensions and other medical benefits	109,795	109,795
Balancing and memorandum accounts, net	26,487	25,909
Other, net	5,858	5,930
Total regulatory assets, net in Consolidated Balance Sheets	$152,279	151,773
Less: current regulatory asset, net	11,368	16,064
Total regulatory assets, net, less current portion	$140,911	135,709

Note 11.	Texas Water Alliance Limited
On February 22, 2016, SJW Group entered into a purchase and sale agreement (“PSA”) with the Guadalupe-Blanco River Authority (“GBRA”), pursuant to which SJW Group agreed to sell all of its equity interests in its wholly owned subsidiary Texas Water Alliance Limited to GBRA for $31,000 in cash. Pursuant to the PSA, upon closing of the transaction, GBRA will hold back $3,000 (the “Holdback Amount”) in the payment of the total purchase price. Pursuant to an amendment agreement entered into by SJW Group and GBRA on June 22, 2017, (i) if closing occurs, GBRA will pay the Holdback Amount to SJW Group on June 30, 2021 subject to reductions under certain circumstances, and (ii) the $3,000 previously deposited in escrow by GBRA was distributed to SJW Group on June 23, 2017 and was classified as a non-refundable deposit on the consolidated balance sheets as of September 30, 2017 (the “Deposit Amount”). If closing occurs, the Deposit Amount will be credited against the $31,000 purchase price. The PSA is subject to the completion of financing by GBRA to fund the purchase price and other customary closing conditions. While there is no assurance that the closing conditions will be satisfied in a timely manner, or at all, we currently expect to close the transaction during the fourth quarter of 2017.

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
SJWTX, Inc., a wholly owned subsidiary of SJW Group, doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 14,000 connections that serve approximately 42,000 people. CLWSC’s service area comprises more than 244 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

SJW Land Company, a wholly owned subsidiary of SJW Group, owned the following real properties during the nine months ended September 30, 2017:

				% for Nine months ended September 30, 2017 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Commercial building*	San Jose, California	2	28,000	4%	6%
Warehouse building	Knoxville, Tennessee	30	361,500	41%	38%
Commercial building	Knoxville, Tennessee	15	135,000	55%	56%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land*	San Jose, California	5	N/A	N/A	N/A

*
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
Texas Water Alliance Limited (“TWA”), a wholly owned subsidiary of SJW Group, has acquired permits and leases necessary to develop a water supply project in Texas. On February 22, 2016, we entered into an agreement with Guadalupe Blanco River Authority (“GBRA”), pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA for $31,000. The agreement is subject to the completion of financing by GBRA to fund the purchase price and other customary closing conditions. On June 22, 2017, SJW Group and GBRA entered into an amendment to the agreement and SJW Group received $3,000 previously deposited in escrow by GBRA as a non-refundable deposit. See Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion on the pending sale of SJW Group’s equity interest in TWA. While there is no assurance that the closing conditions will be satisfied in a timely manner, or at all, we currently expect to close the transaction during the fourth quarter of 2017.

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
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company. As noted above, SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in San Jose, California. On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated. In addition, SJW Land Company sold the undeveloped land located in San Jose, California on April 6, 2017. See Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements for the discussion of the sale transactions.
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

Impact of Recent Accounting Pronouncements:
In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. When it becomes effective, the new standard will replace most existing revenue recognition guidance in generally accepted accounting principles. Since the issuance of ASU 2014-09, the FASB also has issued additional ASUs that clarify implementation guidance regarding principal versus agent considerations, licensing, and identifying performance obligations, as well as adding certain additional practical expedients. The new standard can be applied retrospectively to each prior period presented or on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption. SJW Group expects to adopt the new revenue standard using the modified retrospective method. The company does not anticipate the ASU will significantly impact the recognition of metered revenue, however consistent with others in the industry the company is still evaluating the impact the ASU will have on its revenue classification and disclosures related to its alternative revenue programs and treatment of contributions in aid of construction. Concurrently, the company will implement ASU 2017-10, “Identifying the Customer in a Service Concession Arrangement.” SJW Group will adopt these standards on January 1, 2018, their required effective date.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classifications on the statement of cash flows and forfeiture rate calculations. SJW Group adopted this standard as of the first quarter of 2017. ASU 2016-09 requires recognition of excess tax benefits and deficiencies in the income statement, which resulted in the recognition of $500 in income tax benefit for the three months ended March 31, 2017. Prior to adoption, these amounts were recognized as additional paid-in capital. SJW Group did not have any unrecognized excess tax benefits to reclassify upon adoption of this standard. The ASU also requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares when calculating diluted earnings per shares using the treasury stock method. The effect of this change on diluted earnings per share was immaterial. In addition, excess income tax benefits from share-based compensation are now classified as cash flows from operating activities on the consolidated statements of cash flows, prospectively. Further, ASU 2016-09 requires, on a retrospective basis, that employee taxes paid for withheld shares be classified as cash flows from financing activities rather than cash flows from operating activities. As such, the consolidated statements of cash flows for SJW Group for the periods presented have been reclassified to reflect this change. This change resulted in an increase to cash flows from operating activities and a decrease to cash flows from financing activities of $818 and $500 for the nine months ended September 30, 2017 and 2016, respectively. SJW Group has elected to account for actual forfeitures as they occur upon adoption of the new guidance. Management determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore SJW Group did not record an adjustment.
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
Overview
SJW Group’s consolidated net income for the three months ended September 30, 2017 was $19,540, an increase of $581, or approximately 3%, from $18,959 for the same period in 2016. SJW Group’s consolidated net income for the nine months ended September 30, 2017 was $41,899, an increase of $2,787, or approximately 7%, from $39,112 for the same period in 2016. The increase in net income for the three months ended September 30, 2017 was primarily due to an increase in operating revenue as a result of higher rates and an increase in usage by customers, offset by a decrease in revenue from the Water Conservation Memorandum Account (“WCMA”) and higher water production expenses. The increase in net income for the nine months ended September 30, 2017 was primarily due to an increase in operating revenue as a result of higher rates, an increase in usage by customers, and recognition of $2,634 in revenue from the WCMA which includes $1,371 from 2016 for a revision to new customer classifications, offset by a decrease of $8,767 in true-up revenue from the decision on the 2015 General Rate Case recorded in the prior year and higher water production expenses. In addition, for the nine months ended September 30, 2017 a gain on the sale of the limited partnership properties and undeveloped land in San Jose, California generated a pre-tax increase of $6,903, reduced by noncontrolling interest’s gain of $1,896, which was offset by the pre-tax gain on sale of California Water Service Group stock of $3,197 recorded in the prior year.

Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Water Utility Services	$123,187	110,558	$291,415	255,191
Real Estate Services	1,391	1,786	4,281	5,209
	$124,578	112,344	$295,696	260,400
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2017 vs. 2016		Nine months ended September 30, 2017 vs. 2016
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$4,543	4%	$6,136	2%
Increase in customers	329	—%	792	—%
Rate increases	10,588	9%	34,162	13%
Balancing and memorandum accounts:
WCMA	(2,557)	(2)%	2,634	2%
2015 General Rate Case true-up	—	—%	(8,767)	(4)%
All other	(274)	—%	1,267	1%
Real Estate Services	(395)	—%	(928)	—%
	$12,234	11%	$35,296	14%
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Water Utility Services	$84,599	74,534	$210,591	179,242
Real Estate Services	875	1,108	2,765	3,161
All Other	859	356	2,475	1,270
	$86,333	75,998	$215,831	183,673
The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2017 vs. 2016		Nine months ended September 30, 2017 vs. 2016
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(339)	—%	$6,023	3%
Change in usage and new customers	4,030	5%	4,833	2%
Purchased water and groundwater extraction charge and energy price increase	4,272	6%	13,414	8%
Total water production expenses	7,963	11%	24,270	13%
Administrative and general	1,028	2%	3,804	2%
Maintenance	157	—%	211	—%
Property taxes and other non-income taxes	241	—%	1,145	1%
Depreciation and amortization	946	1%	2,728	2%
	$10,335	14%	$32,158	18%

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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2017	2016			2017	2016
Purchased water	7,911	7,978	(67)	—%	17,941	15,844	2,097	7%
Groundwater	4,582	3,495	1,087	9%	10,479	9,172	1,307	5%
Surface water	87	1	86	—%	563	2,445	(1,882)	(7)%
Reclaimed water	233	253	(20)	—%	454	475	(21)	—%
	12,813	11,727	1,086	9%	29,437	27,936	1,501	5%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for September 30, 2017 and 2016 approximated 8.7% and 8.2%, respectively, as a percentage of total production. The increase in unaccounted-for water is primarily due to increased water loss as a result of higher flows through the system from reduced conservation activities, partially offset by Water Utility Services’ main replacements and lost water reduction programs.
Water Production Expenses
The increase in water production expenses for the three and nine months ended September 30, 2017 compared to the same periods in 2016, was primarily attributable to higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 1, 2017, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%. An increase in usage also contributed to an increase in water production expenses for the three and nine months ended September 30, 2017, and for the nine months ended September 30, 2017, water production expenses were further increased by a decrease in use of available surface water supply.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $2,372 for the three months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $1,028 in administrative and general expenses due to annual wage increases, CPUC fees, and executive search fees, an increase of $946 in depreciation and amortization expense due to increases in utility plant, an increase in property and other non-income taxes of $241 due to a State of Delaware franchise tax as a result of the reincorporation to Delaware that was completed in November 2016, an increase in property taxes as a result of increased utility plant additions and annual assessments, and an increase of $157 in maintenance expenses.
Operating expenses, excluding water production expenses, increased $7,888 for the nine months ended September 30, 2017 compared to the same period in 2016. The increase was primarily attributable to an increase of $3,804 in administrative and general expenses due to annual wage increases, CPUC fees, and executive search fees, an increase of $2,728 in depreciation and amortization expense due to increases in utility plant, an increase in property and other non-income taxes of $1,145 due to a State of Delaware franchise tax as a result of the reincorporation to Delaware that was completed in November 2016 and an increase in property taxes as a result of increased utility plant additions and annual assessments, and an increase of $211 in maintenance expenses.

Other (Expense) Income
For the three months ended September 30, 2017 compared to the same period in 2016, the change in other (expense) income was primarily due to an increase in interest on long-term debt from the issuance of the California Pollution Control Financing Authority Revenue Bonds in December 2016.
For the nine months ended September 30, 2017 compared to the same periods in 2016, the change in other (expense) income was primarily due to the $6,903 pre-tax gain on sale of the limited partnership properties and undeveloped land compared to the $3,197 pre-tax gain on sale recorded in the prior year for the sale of 159,151 shares of California Water Service Group stock. Additionally, issuance of the California Pollution Control Financing Authority Revenue Bonds in December 2016 resulted in an increase in interest on long-term debt.
Provision for Income Taxes
For the three and nine months ended September 30, 2017 compared to the same period in 2016, income tax expense increased $1,011 and $1,510, respectively, as a result of higher pre-tax income. The effective consolidated income tax rate was 41% and 40% for the three months ended September 30, 2017 and 2016, respectively, and 38% and 40% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the change in rate was due to inclusion of noncontrolling interest gain of sale on 444 West Santa Clara Street L.P. property in income before income taxes with no associated income taxes on the noncontrolling interest. In addition, SJW Group recognized excess tax benefits of $552 relating to share-based payment awards through the income statement for the nine months ended September 30, 2017.
On July 24, 2017, SJW Group received notification that the California Franchise Tax Board completed its audit of SJW Group’s refund claims for fiscal years 2008 through 2012. SJW Group received a refund of $1,294 from the California Franchise Tax Board in third quarter of 2017.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three months ended September 30, 2017 compared to the same period in 2016 was due to the change in market value of the company’s investment in California Water Service Group.
The change in other comprehensive income (loss) for the nine months ended September 30, 2017 compared to the same period in 2016 was due to the change in market value and partial sale of the company’s investment in California Water Service Group that occurred in the prior year.
Water Supply
On October 1, 2017, SCVWD’s 10 reservoirs were approximately 46% full with 77,025 acre-feet of water in storage, which is 91% of twenty-year average for this date. As reported by the SCVWD, there was no recorded rainfall in San Jose for the current rainfall season that commenced on July 1, 2017. Rainfall at San Jose Water Company’s Lake Elsman was measured at 0.05 inches for the current rainfall season, which is approximately 16% of the five-year average. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD’s total annual supply. As of October 1, 2017, the SCVWD reported that allocations from the state and federal water project are approximately 85% and 100%, respectively, of amounts requested in 2017. SCVWD also reported that the managed groundwater recharge from January to September in the Santa Clara Plain was 112% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 4 feet higher than a year ago in September and 26 feet higher than the five-year average. According to SCVWD, the projected total groundwater storage at the end of 2017 is expected to fall within the normal stage of the SCVWD’s Water Shortage Contingency Plan.
On October 1, 2017, San Jose Water Company’s Lake Elsman contained 6,064 acre-feet of water, of which approximately 5,604 acre-feet can be utilized. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. The Montevina Surface Water Treatment Plant retrofit project remains in progress. It is anticipated that construction of the plant will be completed in the fourth quarter of 2017. The resulting shutdown impacts the use of local run-off and surface water storage at Lake Elsman, as a result, it significantly restricted use of our local surface water supply during the first three quarters of the year. San Jose Water Company’s smaller Saratoga Water Treatment Plant will be taken out of operation early in the fourth quarter due to a lack of run-off from Saratoga Creek. Plant maintenance will be performed when it is taken offline to ensure operational readiness for the upcoming rain season. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2017.
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and political and regulatory activities that have occurred in response to the recent drought conditions.

SJW Group and San Jose Water Company provide additional information on their web sites relating to ongoing water conservation measures taken or to be taken in response to the recent drought conditions in California, including information on customer water usage. The web sites are accessible at www.sjwater.com and www.sjwgroup.com. SJW Group intends to update the web sites as appropriate during the period in which the water shortage contingency plan of SCVWD remains in effect. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.
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

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2017, SJW Group generated cash flows from operations of approximately $88,000, compared to $76,900 for the same period in 2016. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $11,000. This increase was the result of a combination of the following factors: (1) the change of net income taxes which was $21,200 less than the prior period, (2) an increase of $5,700 in amounts previously invoiced and accrued payables, (3) accrued groundwater extraction charges, purchased water and power increased by $4,300 from higher production costs, and (4) general working capital increased by $500, offset by (5) net income before noncontrolling interest adjusted for non-cash items decreased by $10,900, and (6) recognition and collection of the balancing and memorandum accounts, including the regulatory asset recorded in other current assets, drove a net decrease of $9,800.
As of September 30, 2017, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2016. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
Cash Flow from Investing Activities
During the nine months ended September 30, 2017, SJW Group used cash flows in investing activities of approximately $95,500, compared to $86,700 for the same period in 2016. SJW Group used approximately: (1) $103,000 of cash for company-funded capital expenditures, (2) $2,600 for developer-funded capital expenditures, (3) $1,100 for asset acquisitions and rights to provide water service, (4) $2,300 in utility plant retirement costs, and (5) $100 for additions to nonutility property, offset by (6) $11,100 in proceeds from the sales of our limited partnership property and undeveloped land in San Jose, California, and (7) $3,000 proceeds from the non-refundable deposit resulting from the pending sale of SJW Group’s equity interest in TWA.
Water Utility Services’ budgeted capital expenditures for 2017, exclusive of capital expenditures financed by customer contributions and advances, are approximately $136,000. As of September 30, 2017, approximately $103,000 or 76% of the $136,000 has been spent.
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
Cash Flow from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2017 decreased by approximately $32,400 from the same period in the prior year, primarily as a result of (1) a decrease in net borrowings on our lines of credit and payments for long-term debt of $28,000, (2) a payment to noncontrolling interest of $1,900, (3) net receipts and refunds from advances and contributions in aid of construction of $1,600, and (4) a $900 increase in payments for dividends and equity plans.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of September 30, 2017, San Jose Water Company’s funded debt and equity were approximately 46% and 54%, respectively.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity securities or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2017.
SJW Group’s unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2017.
San Jose Water Company’s loan agreements with the California Pollution Control Financing Authority contains affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2017, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2017, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of September 30, 2017, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At September 30, 2017, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $132,000. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 2% as of September 30, 2017. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2017, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of September 30, 2017, San Jose Water Company was in compliance with all covenants.
On February 22, 2016, we entered into an agreement with GBRA, pursuant to which SJW Group agreed to sell all of its equity interest in TWA to GBRA for $31,000. Pursuant to the agreement, upon closing of the transaction, GBRA will hold back $3,000 in the payment of the total purchase price. Pursuant to an amendment agreement entered into by SJW Group and GBRA on June 22, 2017, (i) if closing occurs, GBRA will pay the hold back amount of $3,000 to SJW Group on June 30, 2021 subject to reductions under certain conditions, and (ii) the $3,000 previously deposited in escrow by GBRA was distributed to SJW Group on June 23, 2017 and was classified as a non-refundable deposit and such deposit amount will be credited against the $31,000 purchase price if closing occurs. The agreement is subject to the completion of financing by GBRA to fund the purchase price and other customary closing conditions. While there is no assurance that the closing conditions will be satisfied in a timely manner, or at all, we currently expect to close the transaction during the fourth quarter of 2017.
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
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Group’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Group also owned 100,000 shares of common stock of California Water Service Group as of September 30, 2017, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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
On October 25, 2017, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.2175 per share of common stock. The dividend will be paid on December 1, 2017 to stockholders of record as of the close of business on November 6, 2017.
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Second Amendment to the Executive Severance Plan dated July 26, 2017. (1)

10.2	Third Amendment to the Executive Severance Plan effective November 6, 2017. (1)

10.3
Employment Agreement of Mr. Eric W. Thornburg dated September 26, 2017, together with Exhibit A (Form of Restricted Stock Unit Issuance Agreement - Initial Time-Based Grant), Exhibit B (Form of Restricted Stock Unit Issuance Agreement - Special Time-Based Grant), and Exhibit C (Form of Confidential Settlement Agreement and Release). (1)

10.4	CEO Transition Agreement of Mr. W. Richard Roth dated September 26, 2017. (1)

10.5	Fourth Amendment to San Jose Water Company's Cash Balance Executive Supplemental Retirement Plan effective as of November 6, 2017. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	October 30, 2017	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)