Form 10-K
period 2017-12-31
SJW GROUP
filed 2018-02-27
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $796 million based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2018
Common Stock, $0.001 par value per share	20,557,554
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Stockholders, to be held on April 25, 2018, are incorporated by reference into Part III of this Form 10-K where indicated.

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
General Development of Business
SJW Corp. was incorporated in California on February 8, 1985. On November 15, 2016, SJW Corp. changed its state of incorporation from the state of California to the state of Delaware and changed its name to SJW Group. SJW Group is a holding company with three subsidiaries:

•
San Jose Water Company, a wholly owned subsidiary of SJW Group, with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, San Jose Water Company became a wholly owned subsidiary of SJW Corp. and subsequently SJW Group on November 15, 2016. San Jose Water Company is a public utility in the business of providing water service to approximately 230,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area.

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

•
SJW Land Company, a wholly owned subsidiary of SJW Group, was incorporated in 1985. SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. SJW Land also has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in California which was sold by the partnership on April 6, 2017. See Note 1 of “Notes to Consolidated Financial Statements” for discussion of the sales transaction.

Texas Water Alliance Limited (“TWA”), was previously a wholly owned subsidiary of SJW Group undertaking activities necessary to develop a water supply project in Texas. On February 22, 2016, SJW Group entered into an agreement with the Guadalupe-Blanco River Authority (“GBRA”), pursuant to which SJW Group agreed to sell all of its equity interests in TWA for $31.0 million in cash (the “TWA Agreement”). The transaction closed with GBRA on November 16, 2017. See Note 13 of “Notes to Consolidated Financial Statements” for discussion of the sales transaction.
Together, San Jose Water Company, CLWSC and TWA, up to the date of sale, are referred to as “Water Utility Services.”
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
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power and pensions. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs and other approved activities or as directed by the CPUC such as the memorandum account for the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). The purpose of a balancing and memorandum account is to track the under-collection or over-collection associated with such expense changes.
On February 25, 2016, the CPUC passed Resolution W-5074 which affirmed San Jose Water Company’s Water Shortage Contingency Plan in Schedule 14.1 with water allocations and drought surcharges. Schedule 14.1 is the tariff that includes the drought allocations and drought surcharges in effect for residential customers and for dedicated landscape services. San Jose Water Company originally implemented Schedule 14.1 in June 2015 in response to the Governor’s Executive Order B-29-15, and orders by the State Water Board and the CPUC. San Jose Water Company filed Advice Letters 491 and 493 on June 24, 2016 and June 30, 2016, respectively, with the CPUC to revise the Tariff Rule 14.1. The applicable tariffs were revised to reflect Santa Clara Valley Water District (“SCVWD”) conservation standard of a 20% reduction from 2013 usage levels. With these advice letters, San Jose Water Company proposed to ease the existing drought allocations and existing drought rules. San Jose Water Company’s requested changes were approved by the CPUC with an effective date of July 1, 2016. Subsequently, with the improved water supply outlook, the allocation and drought surcharge program was suspended effective February 1, 2017.
On November 15, 2016, San Jose Water Company filed Advice Letter No. 498 with the CPUC requesting a revenue increase of $13.2 million, or 3.8%, for the 2017 escalation year included in the 2015 General Rate Case.  This request was approved and the new rates became effective on January 1, 2017.
On January 6, 2017, San Jose Water Company filed Advice Letter No. 501 with the CPUC requesting authorization to implement a sales reconciliation mechanism to better conform to water forecasts authorized in the last general rate case to recorded consumption for the period of October 2015 through September 2016. The CPUC has ordered all Class A and B water utilities that have a five percent or greater divergence between authorized and actual sales during declared drought years to consider requesting a sales reconciliation mechanism to better conform to sale forecasts authorized in the last general rate case to recorded consumption. On May 3, 2017, the CPUC rejected the filing citing the end of the drought and the improved California water supply conditions. On May 10, 2017, San Jose Water Company formally requested the CPUC’s review of the rejection. The request was rejected by the CPUC on January 11, 2018, due to the improved water supply conditions.
San Jose Water Company filed Advice Letter No. 505 on January 27, 2017 with the CPUC to suspend its allocation program and all drought surcharges in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges.  However, Schedule 14.1, and all of the water use restrictions defined therein, remain in effect in light of the call for continued conservation by the SCVWD and the State Water Resources Control Board.  The allocations and drought surcharges were suspended effective February 1, 2017.
On February 17, 2017, San Jose Water Company filed Advice Letter No. 506 with the CPUC requesting authorization to increase its revenue requirement by $5.3 million via a rate base offset for calendar year 2016 plant additions related to the Montevina Water Treatment Plant upgrade project. The bill for a residential customer using 15 CCF per month will increase by $1.52, or 1.5% per month. The advice letter was approved and new rates became effective March 20, 2017.
As required by the CPUC, on April 3, 2017 San Jose Water Company filed an application requesting authority to increase its authorized Cost of Capital for the period from January 1, 2018 through December 31, 2020. The cost of capital determination is a triannual regulatory process in which the CPUC determines a regulated water utility's cost of long-term debt and common stock and the components of its authorized capital structure. If approved by the CPUC as originally filed, San Jose Water Company’s annual revenues would have increased by approximately $7.6 million or about 2.1% in 2018. On February 6, 2018, the CPUC issued a proposed decision in the proceeding. The proposed decision provides for a reduction to San Jose Water Company’s authorized return on equity from 9.43% to 8.30% and its overall return on rate base from 8.09% to

7.19%. The proposal is subject to change until a final CPUC decision is determined at the full CPUC meeting currently scheduled for March 22, 2018. If the proposal is approved without change, the reduction in authorized revenue requirement would be approximately $10 million for 2018 which could have a material adverse impact on SJW Group’s net income.
On May 2, 2017, San Jose Water Company filed Advice Letter No. 508 with the CPUC to reinstate surcharges to recover the remaining $1.0 million balance from the 2014 Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) and to recover the remaining $2.2 million balance from the 2015 WCMA. The under-collections will be recovered via surcharges of $0.08 per CCF and $0.1441 per CCF on the existing quantity rate for the 2014 MCRAMA and the 2015 WCMA, respectively. This request was approved on June 1, 2017. San Jose Water Company anticipates collection of the remaining amounts in less than 12 months.
On May 26, 2017, San Jose Water Company filed Advice Letter No. 509 with the CPUC requesting authorization to increase revenues by $12.4 million, or approximately 3.46%. The increase is intended to offset the increases to purchased potable water, purchased ground water, and purchased recycled water charges implemented by San Jose Water Company’s water wholesaler effective July 1, 2017. This request was approved on June 26, 2017.
On June 6, 2017, San Jose Water Company filed Advice Letter No. 510 with the CPUC requesting authorization to issue a surcredit totaling $1.8 million to refund service charge rate changes as a result of a change in billing practice effective January 1, 2017.  The refund period covers prorated service charge rate changes that occurred from January 1, 2014, through December 31, 2016. On August 11, 2017, the CPUC rejected Advice Letter No. 510 citing the formal complaint filed by some customers and served to San Jose Water Company by the CPUC over the same issue. A pre-hearing conference was held on the formal complaint on September 12, 2017, where the parties agreed to suspend the proceeding.
On September 29, 2017, San Jose Water Company filed Advice Letter No. 512 with the CPUC requesting authorization to re-implement a surcharge to recover the under-collected balance of $11.5 million remaining from the 2012 General Rate Case true-up due to the delayed 2012 General Rate Case Application decision. Actual sales were substantially lower than the CPUC authorized sales estimate used to calculate the surcharge amount over the three-year recovery period. San Jose Water Company is seeking to recover the remaining under-collected balance. This request was withdrawn on January 5, 2018, and the recovery of the remaining under-collected balance was requested as part of our 2018 General Rate Case Application.
On November 15, 2017, San Jose Water Company filed Advice Letter No. 513/513A with the CPUC requesting a revenue increase of $15.7 million, or 4.22%, for the 2018 escalation year included in the 2015 General Rate Case. This request was approved and the new rates became effective on January 1, 2018.
On November 29, 2017, San Jose Water Company filed Advice Letter No. 514 with the CPUC requesting to adjust the Utilities Reimbursement Account User Fees as directed by CPUC Resolution M-4832. The reimbursement fee was reduced from 1.44% to 1.40%. This request was approved and the new fee became effective on January 1, 2018.
San Jose Water Company filed Advice Letter No. 515 on December 28, 2017 with the CPUC requesting authorization to establish the 2018 Tax Accounting Memorandum Account. This memorandum account will capture any changes to revenue requirement resulting from the impact of the Tax Act bill signed into law December 22, 2017. This request became effective on January 1, 2018.
On January 4, 2018, San Jose Water Company filed General Rate Case Application No. 18-01-004 requesting authority for an increase of revenue of $34.3 million, or 9.76%, in 2019, $14.2 million, or 3.70%, in 2020 and $20.6 million, or 5.17%, in 2021. The application also includes requests to recover $20.7 million from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism, and a shift to greater revenue collection in the service charge. The application is a year-long review process and the new rates, if approved, are expected to be effective January 1, 2019.
CLWSC is subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of “Notes to Consolidated Financial Statements.”
Financial Information about Industry Segments
See Note 12 of “Notes to Consolidated Financial Statements” for information regarding SJW Group’s business segments.
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water services to approximately 230,000 connections that serve approximately one million people residing in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods. CLWSC provides water service to approximately 14,000 connections that serve approximately 42,000 people in a service area comprising more than 244 square miles in the growing region between San Antonio and Austin, Texas. TWA had water lease arrangements with certain landowners in Gonzales County, Texas. TWA’s groundwater production and transportation permits were approved by the groundwater district in Gonzales County in January of 2013. On February 22, 2016, SJW Group entered into an agreement with GBRA, pursuant to which SJW Group agreed to sell all of its equity interests in TWA to GBRA. On November 16, 2017, the transaction closed and TWA is no longer part of the Water Utility Services following the closing. SJW Land Company owns an undeveloped real estate property, commercial and warehouse properties in Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P.
San Jose Water Company also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna site leases.
In October 1997, San Jose Water Company commenced operation of the City of Cupertino municipal water system under the terms of a 25-year lease. The system is adjacent to the San Jose Water Company service area and has approximately 4,600 service connections. Under the terms of the lease, San Jose Water Company paid an upfront $6.8 million concession fee to the City of Cupertino that is being amortized over the contract term. San Jose Water Company assumed responsibility for all maintenance and operating costs of the system, while receiving all payments for water service.
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
Water Supply
San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Purchased water provides approximately 40% to 50% of San Jose Water Company’s annual production. San Jose Water Company pumps approximately 40% to 50% of its water supply from the underground basin and pays a groundwater extraction charge to SCVWD. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of San Jose Water Company’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion and the corresponding increase in purchased and pumped water, increases production expenses substantially.
The pumps and motors at San Jose Water Company’s groundwater production facilities are propelled by electric power. San Jose Water Company has installed standby power generators at 33 of its strategic water production sites and manages a fleet of 21 portable generators deployed throughout the distribution system for power outages at remaining pumping facilities. In addition, the commercial office and operations control centers are outfitted with standby power equipment that allow critical distribution and customer service operations to continue during a power outage. SCVWD has informed San Jose Water Company that its filter plants, which deliver purchased water to San Jose Water Company, are also equipped with standby generators. In the event of a power outage, San Jose Water Company believes it will be able to prevent an interruption of service to customers for a limited period by pumping water using generator power and by using purchased water from SCVWD.
In 2017, the level of water in the Santa Clara Valley groundwater basin, which is managed by the SCVWD, experienced an increase due to: (1) a reduction in groundwater pumping by various water retailers in the region, and (2) a substantial increase in groundwater recharge efforts on the part of the SCVWD. As reported by the SCVWD at the end of 2017, the groundwater level in the Santa Clara Plain was 7 feet higher compared to the same time in 2016, and 27 feet higher than the five-year average. The total groundwater storage at the end of 2017 was within the lower range of Stage 1 (Normal) of the SCVWD’s Water Shortage Contingency Plan. On January 1, 2018, SCVWD’s 10 reservoirs were 27% full with 45,478 acre-feet of water in storage. As of December 31, 2017, San Jose Water Company’s Lake Elsman were 89.9% full with 5,533 acre-feet of water, approximately 227.8% of the five-year seasonal average. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 8.64 inches for the period from July 1, 2017 through December 31, 2017, which is 49.5% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. A retrofit project at San Jose Water Company’s Montevina Water Treatment Plant is expected to be completed during the first quarter of 2018 and will begin full operations of treating local surface water. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2018.

In response to the severe drought in California in 2015 and 2016, SCVWD announced a call for 30% conservation and restrictions on outdoor watering of ornamental landscapes two days a week through June 30, 2016. While the drought condition improved in late 2016 and 2017, the SCVWD reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, the SCVWD announced that they were maintaining their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week effective February 1, 2017.
In 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges resulting from usage above customer allocations. Tariff Rule 14.1 focuses primarily on restrictions of outdoor watering which accounts for 50% of a typical customer’s water usage. Effective July 1, 2016, San Jose Water Company implemented its CPUC approved water shortage contingency plan with mandatory water usage reductions and drought surcharges to reflect the SCVWD’s call for 20% conservation. The drought surcharges were not recorded as revenue. Rather, they were recorded in a regulatory liability account authorized by the CPUC to track lost revenues resulting from conservation. The amount recorded in the surcharge account was being used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts. San Jose Water Company suspended its allocation and drought surcharge program provided for in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges on February 1, 2017. On June 13, 2017, the SCVWD adopted Resolution 17-43 to encourage making water conservation a way of life in California through recommendations on watering schedules and a call for customers to achieve a 20% reduction in water use as compared to 2013. In addition to the SCVWD’s resolution, the mandatory water use restrictions set forth by the State Water Resources Control Board’s Emergency Regulations remain in effect. San Jose Water Company is continually working to maintain compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters associated with the recent drought.
California also faces long-term water supply challenges. San Jose Water Company actively works with SCVWD to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning.
SJW Group and San Jose Water Company provide additional information on their websites relating to customer water usage. The websites are accessible at www.sjwater.com and www.sjwgroup.com. SJW Group intends to update the websites as appropriate during the period in which the water shortage contingency plan of SCVWD remains in effect. The information on our websites is not incorporated by reference to or part of this report.
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
Franchises
Franchises granted by local jurisdictions permit Water Utility Services to construct, maintain, and operate water distribution systems within the streets and other public properties of a given jurisdiction. San Jose Water Company holds the necessary franchises to provide water in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno and Saratoga, the Town of Los Gatos and the unincorporated areas of Santa Clara County. None of the franchises have a termination date, other than the franchise for the unincorporated areas of Santa Clara County, which terminates in 2020.
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
Water Utility Services is currently in compliance with all of the United States Environmental Protection Agency’s (the “EPA”) surface water treatment performance standards, drinking water standards for disinfection by-products and primary maximum contaminant levels. These standards have been adopted and are enforced by the California State Water Board, Division of Drinking Water and the Texas Commission on Environmental Quality for San Jose Water Company and CLWSC, respectively.
Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment. In 2008, as part of routine replacement of infrastructure, San Jose Water Company identified legacy equipment containing elemental mercury which was released into the surrounding soil. San Jose Water Company has determined the release posed no risk of contamination to the water supply, notified the appropriate authorities and remediated the affected area. San Jose Water Company also identified 10 other potentially affected sites. Eight of these sites have been remediated and San Jose Water Company is continuing its assessment of the remaining sites in conjunction with its infrastructure replacement program. SJW Group believes there will be no material financial impact related to this matter. In 2016, San Jose Water Company began performing hazardous materials site assessments and remediation prior to the construction phase of capital projects. The site assessments are performed to remove any legacy materials and to obtain site closures from the Santa Clara County Department of Environmental Health under its Voluntary Cleanup Program.
San Jose Water Company is a permittee under the National Pollutant Discharge Elimination System Permit (“NPDES”) for drinking water system discharges to Waters of the United States (“WOTUS”). An unplanned non-compliant discharge under the NPDES permit took place on September 10, 2017. The event has been reported to the San Francisco Bay Regional Water Control Board and San Jose Water Company has been notified that enforcement action has been pursued by the agency. Although this matter has not been resolved, San Jose Water Company believes that that there will be no material financial impact related to this matter.
San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2017, SJW Group had 411 full-time employees, of whom 368 were San Jose Water Company employees and 43 were CLWSC employees. At San Jose Water Company, 134 were executive, administrative or supervisory personnel, and 234 were members of unions. On December 1, 2016 and November 8, 2016, San Jose Water Company reached three-year collective bargaining agreements with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, respectively, covering the period from January 1, 2017 through December 31, 2019. The agreements include a 3.5% wage increase in 2017, 3% in 2018 and 4% in 2019 for union workers. As of December 31, 2017, CLWSC had 43 employees, of whom 9 were exempt and 34 were non-exempt employees. Non-exempt employees are subject to overtime but are not represented by a union.

Officers of the Registrant

Name	Age	Offices and Experience
D.R. Drysdale	62
San Jose Water Company—Vice President, Information Systems. Mr. Drysdale has served as Vice President of Information Systems since 2000. From 1998 to 1999, Mr. Drysdale was Director of Information Systems. From 1994 to 1998, Mr. Drysdale was Data Processing Manager. Mr. Drysdale joined San Jose Water Company in 1992.

A.R. Gere	51
San Jose Water Company—President and Chief Operating Officer. Mr. Gere has served as President since April 2016 and as Chief Operating Officer since April 2015. From 2013 to April 2015, Mr. Gere was Vice President of Operations. From 2008 to 2013, Mr. Gere was Chief of Operations. From 2006 to 2008, Mr. Gere was Director of Maintenance. From 2005 to 2006, Mr. Gere was Director of Operations and Water Quality. From 2003 to 2005, Mr. Gere was Manager of Operations and Water Quality.  Mr. Gere has been with San Jose Water Company since 1995.

C.S. Giordano	61
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

P. L. Jensen	58
San Jose Water Company—Executive Vice President. Mr. Jensen has served as Executive Vice President for San Jose Water Company since April 2017 and as Senior Vice President of Regulatory Affairs for SJWTX, Inc. since September 2015. Mr. Jensen served as Senior Vice President of Regulatory Affairs of San Jose Water Company from October 2011 to April 2017. From July 2007 to October 2011, Mr. Jensen was Vice President of Regulatory Affairs. From 1995 to July 2007, Mr. Jensen was Director of Regulatory Affairs. Mr. Jensen has been with San Jose Water Company since 1995.

J.P. Lynch	58
SJW Group—Chief Financial Officer and Treasurer. Mr. Lynch has served as Chief Financial Officer and Treasurer since October 2010. He is also Chief Financial Officer and Treasurer of San Jose Water Company, SJW Land Company, and SJWTX, Inc. Mr. Lynch served as Chief Financial Officer and Treasurer of Texas Water Alliance Limited from October 2010 until November 16, 2017. Prior to joining the Corporation, Mr. Lynch was an Audit Partner with KPMG LLP. Mr. Lynch was with KPMG LLP for 26 years. Mr. Lynch is a certified public accountant.

S. Papazian	42
SJW Group—General Counsel and Corporate Secretary. Ms. Papazian has served as General Counsel and Corporate Secretary for SJW Group and San Jose Water Company since April 2014. From February 2005 to April 2014, Ms. Papazian was Corporate Secretary and Attorney. She is also Corporate Secretary of SJW Land Company and SJWTX, Inc. From 2009 until 2017, Ms. Papazian served as Secretary of Texas Water Alliance Limited. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.

C.A. Rayer	48
San Jose Water Company—Vice President, Operations. Mr. Rayer has served as Vice President of Operations since March 2016 and as Director of Operations from 2014 until March 2016. From 2006 to 2014, Mr. Rayer was the Manager of Operations and from 2001 to 2006, he served as the Operations Superintendent. From 1993 to 2001, Mr. Rayer worked in various capacities for San Jose Water Company.

J.B. Tang	47
San Jose Water Company—Vice President, Government Relations and Regulatory Affairs. Mr. Tang has served as Vice President, Government Relations and Regulatory Affairs since April 2017. Prior to that, Mr. Tang served as Vice President of Corporate Communications from October 2014 to April 2017. From 2012 to October 2014, Mr. Tang was Director of Government Relations and Corporate Communications. From 2009 to 2011, Mr. Tang was Manager of Government Relations and Corporate Communications.

E.W. Thornburg	57
SJW Group—President and Chief Executive Officer. Mr. Thornburg has served as President and Chief Executive Officer of SJW Group and SJW Land Company and Chief Executive Officer of San Jose Water Company and SJWTX, Inc. since November 6, 2017. He has served on the Board of Directors of SJW Group, San Jose Water Company, SJW Land Company and SJWTX, Inc. since November 6, 2017. Prior to joining the Corporation, Mr. Thornburg served as President and Chief Executive Officer of Connecticut Water Service, Inc. (“CTWS”) since 2006, and Chairman of the Board of CTWS since 2007.  Mr. Thornburg served as President of Missouri-American Water, a subsidiary of American Water Works Corporation from 2000 to 2004.  From July 2004 to January 2006, he served as Central Region Vice President-External Affairs for American Water Works Corporation.

W.L. Avila-Walker	54
SJW Group—Controller. Ms. Avila-Walker has served as Controller of San Jose Water Company since September 2009. Ms. Avila-Walker is also Controller of SJW Group since October 2014. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance of San Jose Water Company. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance of San Jose Water Company.

A.F. Walters	47
San Jose Water Company—Chief Administrative Officer. Mr. Walters has served as Chief Administrative Officer since January 31, 2014. Prior to joining San Jose Water Company, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013.

Mr. Gere, Mr. Jensen, Mr. Lynch, Ms. Papazian, Mr. Thornburg and Mr. Walters are considered “Executive Officers” as defined under the Securities Exchange Act of 1934, as amended.

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
Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing SJW Group and its subsidiaries. Additional risks that SJW Group and its subsidiaries does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, SJW Group and its subsidiaries’ business, operating results or financial condition could be materially harmed. In such case, the trading price of SJW Group and its subsidiaries’ common stock could decline and you may lose part or all of your investment. Investors should also refer to the other information set forth in this Form 10-K, including the consolidated financial statements and the notes thereto.
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
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes significant reform of the current income tax code including lowering the corporate tax rate from 35% to 21%.
The SEC issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which provides for up to a one year period in which to complete the required analysis and income tax accounting for the Tax Act. SAB 118 describes three scenarios associated with a company’s status of accounting for income tax reform (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being effective.
In accordance with Generally Accepted Accounting Principles (“GAAP”), SJW Group has recorded the revaluation of deferred taxes and related impacts using the new corporate tax rate in its December 31, 2017 consolidated financial statements. The amounts recorded are based on information known and reasonable estimates used as of December 31, 2017, but are subject to change based on a number of factors, including further actions of regulators, SJW Group filing its tax returns for the year ended December 31, 2017, and completion of SJW Group’s interim and annual consolidated financial statements for the year ending December 31, 2018.
Furthermore, the CPUC has directed us to establish a memorandum account to capture all the impacts of the Tax Act, including the benefit of the reduction in the federal statutory income tax rate on regulated revenue requirement. The CPUC has also indicated that the net benefit of Tax Act should be passed on to the ratepayers. San Jose Water Company has established a memorandum account to capture the tax benefit and expenses related to the Tax Act. The memorandum account is subject to review and approval by the CPUC. The PUCT has directed water utilities, including CLWSC, to report the difference between revenues collected under existing rates and revenues that would have been collected had existing rates been set using the new federal statutory income tax rate. The PUCT has indicated they may require regulated entities to file a new rate case if it is determined that they are earning more than their authorized revenue requirement.
If the CPUC disagrees with our calculation of the memorandum account or the CPUC or PUCT disagrees with our implementation of the rules and regulation under the Tax Act, we may be required to make adjustments that could adversely affect our results of operations.
Recovery of regulatory assets is subject to adjustment by the regulatory agency and could impact the operating results of Water Utility Services.
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by FASB ASC Topic 980—“Regulated Operations.” In accordance with ASC Topic 980, Water Utility Services record deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recovered in the ratemaking process in a period different from when the costs and credits were incurred. Please refer to Note 1 of the “Notes to Consolidated Financial Statements” for a summary of net regulatory assets. If the assessment of the probability of recovery in the ratemaking process is incorrect and the applicable ratemaking body determines that a deferred cost is not recoverable through future rate increases, the regulatory assets or liabilities would need to be adjusted, which could have an adverse effect on our results of operations and financial condition. In addition, as a result the enactment of the Tax Act, the Water Utility Services are required to re-evaluate and re-assess their deferred tax assets and liabilities in future periods. Please refer to Note 5 of the “Notes to Consolidated Financial Statements” for a discussion on the effect of the Tax Act on net regulatory assets. Such re-evaluation may reduce our ability to realize deferred tax balances, which may adversely affect our cash flow or increase our tax liabilities.
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
SCVWD receives an allotment of water from state and federal water projects. If San Jose Water Company has difficulties obtaining a high quality water supply from SCVWD due to availability, environmental, legal or other restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from San Jose Water Company’s Santa Cruz Mountains watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, such as the record drought conditions in 2015 and most of 2016, water supply from surface water sources may be low, thereby causing San Jose Water Company to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production expenses. When drought conditions occur, we may be required to rely more heavily on purchased water than surface water, which would increase our costs and adversely affect our results of operations.
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
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. For example, in response to the severe drought in California in 2015 and 2016, the SCVWD extended their call for 30% conservation and restrictions on outdoor watering of ornamental landscapes two days a week through June 30, 2016. While the drought condition improved in late 2016 and 2017, the SCVWD reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, the SCVWD maintained their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week, effective February 1, 2017. On June 13, 2017, the SCVWD adopted Resolution 17-43 to encourage making water conservation a way of life in California through recommendations on watering schedules and a call for customers to achieve a 20% reduction in water use as compared to 2013. (See also Part I, Item 1, “Water Supply”).
The implementation of mandatory conservation measures has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation. If the current conservation measures continue, or if new measures are imposed in response to drought conditions in the future, we may experience fluctuations in the timing of or a reduction in customer revenue. Furthermore, while the CPUC approved WCMA memorandum accounts which would allow us to recover revenue reductions due to water conservation activities and certain conservation related costs, such memorandum accounts are subject to a review and approval process by the CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all or some of the revenue and costs recorded in the memorandum accounts. If drought conditions ease and the State Water Resources Control Board and the SCVWD no longer mandate water conservation, the Company may no longer be allowed to recover revenue lost due to continued conservation activities under the WCMA account and would therefore be exposed to differences between actual and authorized usage. This could result in lower revenues.
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
Although Water Utility Services has not been and is not a party to any environmental and product-related lawsuits, there is no guarantee that such lawsuits will not occur in the future. If Water Utility Services is subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage.  A pollution liability policy is in place, but is subject to exclusions and limitations. Costs for defense are included within the limit of insurance on the pollution liability policy. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.
Water Utility Services is subject to possible litigation or regulatory enforcement action concerning water discharges to WOTUS.
Regulatory actions and fines related to discharges of water to WOTUS against other water utilities have increased in frequency in recent years. If Water Utility Services is subject to a litigation or regulatory enforcement action, it might incur significant costs in fines and restoration efforts, and it is uncertain whether Water Utility Services would be able to recover some or all of such costs from ratepayers or other third parties. In addition, any litigation or regulatory action against us regarding a water discharge and/or resulting environmental impact may receive negative publicity that can damage our reputation and adversely affect our business and the trading price of our common stock.
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
Information technology is key to the operation of Water Utility Services, including but not limited to payroll, general ledger activities, outsourced bill preparation and remittance processing, providing customer service and the use of Supervisory Control and Data Acquisition systems to operate our distribution system. Among other things, system malfunctions, computer viruses and security breaches could prevent us from operating or monitoring our facilities, billing and collecting cash accurately and timely analysis of financial results. In addition, we collect, process, and store sensitive data from our customers and employees, including personally identifiable information, on our networks. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed without our authorization, publicly disclosed, lost or stolen which could result in legal claims or proceedings, violation of privacy laws or damage to our reputation and customer relationships. Our profitability and cash flow could be affected negatively in the event these systems do not operate effectively or are breached. In addition, we may not be able to develop or acquire information technology that is competitive and responsive to the needs of our business, and we may lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency.
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
The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control and unrelated to our financial results. Factors that could cause fluctuations in the trading price of our common stock include volatility of the general stock market or the utility index, regulatory developments, general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors’ businesses or the competitive landscape generally, litigation involving us or our industry, and major catastrophic events or sales of large blocks of our stock. Furthermore, we believe that stockholders invest in public stocks in part because they seek reliable dividend payments. If there is an over supply of stock of public utilities in the market relative to demand by such investors, the trading price of our common stock may decrease. Additionally, if interest rates rise above the dividend yield offered by our common stock, demand for our stock and its trading price may also decrease.
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
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
We must continue to attract and retain qualified technical and managerial personnel in order to succeed.
Our future success depends largely upon our ability to attract and retain highly skilled technical, operational and financial managers. There is a significant competition for such personnel in our industry. The loss of the services of any member of our management team or the inability to hire and retain experienced management personnel could have an adverse effect on our business, as our management team has knowledge of our industry and customers and would be difficult to replace. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. There can be no assurance, however, that we will continue to be successful in attracting and retaining the personnel we require to grow and operate profitably.
Adverse investment returns and other factors may increase our pension costs and pension plan funding requirements.
A substantial number of our employees are covered by a defined benefit pension plan. Our pension costs and the funded status of the plan are affected by a number of factors including the discount rate, applicable mortality tables, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation. Any change in such factors could result in an increase in future pension costs and an increase in our pension liability, requiring an increase in plan contributions which may adversely affect our financial conditions and results of operations.
Work stoppages and other labor relations matters could adversely affect our business and operating results.
As of December 31, 2017, 234 of our 411 total employees were union employees. Most of our unionized employees are represented by the Utility Workers of America, except certain employees in the engineering department who are represented by the International Union of Operating Engineers.

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
In November 2016, SJW Group changed its state of incorporation from California to Delaware. SJW Group’s Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of SJW Group. These provisions could also make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions include but are not limited to the following:

•	Authorizing Board of Directors to issue “blank check” preferred stock;

•	Prohibiting cumulative voting in the election of directors;

•	Limiting the ability of stockholders to call a special meeting of stockholders to only stockholders holding not less than 20% of outstanding voting power; and

•	Requiring advance notification of stockholder nominations and proposals.
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
The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, 2,470 miles of transmission and distribution mains, distribution storage of approximately 248 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to provide water service to its customers.
San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s groundwater pumping stations have a production capacity of approximately 186 million gallons per day and the present capacity for taking purchased water is approximately 90 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 36 million gallons per day. During 2017, a maximum and average of 139 million gallons and 97 million gallons of water per day, respectively, were delivered to the system.
CLWSC maintains a service area that covers approximately 244 square miles located in the southern region of the Texas hill country in Comal and Blanco counties. Our service area surrounds an 8,200 surface acre reservoir (Canyon Lake). Production wells are located in a Comal Trinity Groundwater Conservation District regulated portion of the Trinity aquifer and have the ability to pump a combined 3.55 billion gallons annually. CLWSC has contracts for 2 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. CLWSC has 614 miles of transmission and distribution mains and maintains 61 storage tanks with a total storage capacity of 7.4 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 95,000 gallons per day.

Water Utility Services hold all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.
As of December 31, 2017, SJW Land Company owns approximately 55 acres of property in the state of Tennessee. SJW Land Company also had owned approximately five undeveloped acres of land and two acres of land with a commercial property primarily in the San Jose metropolitan area. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P, which owned one of the two commercial properties located in California. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated. In addition, SJW Land Company sold the undeveloped land located in San Jose, California on April 6, 2017. See also Note 1 of “Notes to Consolidated Financial Statements”.
The following table is a summary of SJW Land Company properties described previously:

				% for Year Ended December 31, 2017 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Commercial building*	San Jose, California	2	28,000	3%	4%
Warehouse building	Knoxville, Tennessee	30	361,500	40%	40%
Commercial building	Knoxville, Tennessee	15	135,000	57%	56%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land*	San Jose, California	5	N/A	N/A	N/A
* On April 6, 2017, SJW Land Company sold the California properties. Revenue and expense amounts are through the sale closing date. Amounts presented for the California properties exclude the gain on sales of the properties. See Note 1, “Real Estate Investments,” of Notes to the Consolidated Financial Statements for further information regarding the sales transaction.

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
Market Information
SJW Group’s common stock is traded on the New York Stock Exchange under the symbol SJW. Information as to the high and low sales prices for SJW Group’s common stock for each quarter in the 2017 and 2016 fiscal years is contained in the section captioned “Market price range of stock” in the tables set forth in Note 15 of “Notes to Consolidated Financial Statements” in Part II, Item 8.
As of December 31, 2017, there were 363 record holders of SJW Group’s common stock.
Dividends
Dividends have been paid on SJW Group’s and its predecessor’s common stock for 297 consecutive quarters and the annual dividend amount has increased in each of the last 50 years. Additional information as to the cash dividends paid on common stock in 2017 and 2016 is contained in the section captioned “Dividend per share” in the tables set forth in Note 15 of “Notes to Consolidated Financial Statements” in Part II, Item 8. Future dividends will be determined by the Board of Directors after consideration of various financial, economic and business factors.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on SJW Group’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2017. The comparison assumes $100 was invested on December 31, 2012 in SJW Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Group, a Water Utility Index and the S&P 500 Index

The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2012	2013	2014	2015	2016	2017
SJW Group	100	115	127	121	233	270
Water Utility Index	100	120	148	167	204	262
S&P 500 Index	100	132	151	153	171	208

The Water Utility Index is the 9 water company Water Utility Index prepared by Wells Fargo Securities, LLC. The above performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data
FIVE YEAR FINANCIAL AND STATISTICAL REVIEW
SJW Group and Subsidiaries

	2017	2016	2015	2014	2013
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$389,225	339,706	305,082	319,668	276,869
Operating expense:
Purchased water	86,456	72,971	61,089	47,280	63,225
Power	7,295	6,102	6,121	9,865	7,619
Groundwater extraction charges	47,817	32,088	31,240	53,678	37,927
Other production expenses	15,203	13,167	12,178	11,929	12,073
Administrative and general	55,011	48,038	47,131	40,573	43,714
Maintenance	17,430	17,476	14,956	14,474	13,548
Property taxes and other non-income taxes	13,642	12,123	11,667	11,086	10,317
Depreciation and amortization	48,292	44,625	40,740	37,905	35,039
Total operating expense	291,146	246,590	225,122	226,790	223,462
Operating income	98,079	93,116	79,960	92,878	53,407
Interest expense, other income and expense	(1,586)	(6,735)	(18,806)	(16,101)	(16,888)
Income before income taxes	96,493	86,381	61,154	76,777	36,519
Provision for income taxes	35,393	33,542	23,272	24,971	14,135
Net income before noncontrolling interest	61,100	52,839	37,882	51,806	22,384
Less net income attributable to the noncontrolling interest	1,896	—	—	—	—
SJW Group net income	$59,204	52,839	37,882	51,806	22,384
Dividends paid	$21,332	16,559	15,885	15,177	14,443
CONSOLIDATED PER SHARE DATA
Earnings per share - diluted	2.86	2.57	1.85	2.54	1.12
Dividends paid	1.04	0.81	0.78	0.75	0.73
Book value per common share	22.57	20.61	18.83	17.75	14.71
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$1,792,323	1,666,381	1,524,422	1,413,151	1,314,191
Less accumulated depreciation and amortization	553,059	520,018	487,659	450,137	415,453
Net utility plant	1,239,264	1,146,363	1,036,763	963,014	898,738
Net real estate investment	45,081	50,459	61,434	62,201	67,819
Total assets	1,458,001	1,443,376	1,337,325	1,269,304	1,109,986
Capitalization:
Stockholders’ equity	463,209	421,646	383,783	360,155	321,175
Long-term debt, less current portion	431,092	433,335	377,187	384,365	334,997
Total capitalization	$894,301	854,981	760,970	744,520	656,172
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection	$1,594	1,402	1,263	1,328	1,159
Investment in gross utility plant per connection	$7,340	6,874	6,311	5,869	5,499
Connections at year-end	244,133	242,421	241,555	240,773	238,977
Miles of main at year-end	3,082	3,069	3,031	2,939	2,920
Water production (million gallons)	38,584	35,847	36,535	44,649	49,638
Maximum daily production (million gallons)	148	136	130	173	187
Population served (estimate)	1,100,200	1,092,600	1,089,000	1,085,000	1,077,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except where otherwise noted)
Description of Business
SJW Group is a publicly traded company and is a holding company with three subsidiaries:
San Jose Water Company, a wholly owned subsidiary, is a public utility in the business of providing water service to approximately 230,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area.
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
SJW Land Company, a wholly owned subsidiary of SJW Group, owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. SJW Land Company also had owned land and a commercial property in California. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company. On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated. In addition, SJW Land Company sold the undeveloped land located in San Jose, California on April 6, 2017.
Texas Water Alliance Limited, formerly a wholly owned subsidiary of SJW Group, was undertaking activities that were necessary to develop a water supply project in Texas. In connection with the project, TWA had water lease arrangements with certain landowners in Gonzales County, Texas and had obtained groundwater production and transportation permits from the groundwater district in Gonzales County. On February 22, 2016, SJW Group entered into an agreement with the GBRA, pursuant to which SJW Group agreed to sell all of its equity interests in TWA to GBRA for $31,000 in cash (the “TWA Agreement”). On November 16, 2017, the transaction closed.
Business Strategy for Water Utility Services
SJW Group focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)	Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California and the PUCT in Texas; and

(3)	Out-of-region water and utility related services.
Regional Regulated Activities
SJW Group’s regulated utility operation is conducted through San Jose Water Company and CLWSC. SJW Group plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructures and also seeks to acquire regulated water systems adjacent to or near its existing service territory.
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
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
Real Estate Services
SJW Group’s real estate investment activity is conducted through SJW Land Company. SJW Land Company owns undeveloped land in Tennessee and owns and operates commercial buildings in Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in San Jose, California. On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated. In addition, SJW Land Company sold the undeveloped land located in San Jose, California on April 6, 2017. SJW Land Company manages its remaining acquired income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company’s real estate investments diversify SJW Group’s asset base.
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
Balancing accounts are currently being maintained for the following items: purchased water, purchased power, groundwater extraction charges, pensions, and general rate case true-ups. The amount in the water production balancing accounts varies with the seasonality of the water utility business such that, during the summer months when the demand for water is at its peak, the account tends to reflect an under-collection, while during the winter months when demand for water is relatively lower, the account tends to reflect an over-collection. The pension balancing account is intended to capture the difference between actual pension expense and the amount approved in rates by the CPUC. The general rate case true-up accounts are a result of revenue shortfalls authorized for collection by the CPUC due to delayed rate case decisions.
San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC such as the memorandum account for the Tax Act. The drought surcharge memorandum account tracks monies received from drought surcharges. The amount collected will offset future surcharges that would be necessary to recover lost revenue due to drought conservation efforts. The Monterey Water Revenue Adjustment Mechanism tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
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
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the years ending December 31, 2017, 2016 or 2015.
Pension Plan Accounting
San Jose Water Company offers a Retirement Plan, Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and certain postretirement benefits other than pension to its employees. Accounting for pensions and other postretirement benefits requires assumptions about the discount rate applied to expected benefit obligations, expected return on plan assets, the rate of future compensation increases expected to be received by the employees, mortality, turnover and medical costs. Plan assets are marked to market at each reporting date. See assumptions and disclosures detailed in Note 10 of “Notes to Consolidated Financial Statements.”
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
San Jose Water Company employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC such as the memorandum account for the Tax Act. Rate recovery for the balances in these memorandum accounts is generally allowed in a subsequent general rate case. San Jose Water Company also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges and pension costs for later rate recovery.
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

Infrastructure Investment
The water utility business is capital-intensive. In 2017 and 2016, Company-funded capital improvements were $141,213 and $129,134, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $119,690 in 2018 and $760,820 over the next five years for capital improvements, subject to CPUC and PUCT approval. SJW Group funds these expenditures through a variety of sources, including cash received from operations, debt and equity issuances and borrowings. SJW Group relies upon a line of credit, which will expire on June 1, 2021, to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2017 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
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
Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2017, production expenses accounted for approximately 54% of our total operating expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2017, 2016 and 2015, we had cash outflows of $1,149, $1,070 and $991, respectively, for acquisitions and water rights which we believe will allow us to expand our regulated customer base. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations. San Jose Water Company residential usage increased 8.1% from 2016 to 2017 and decreased 3.2% from 2015 to 2016. San Jose Water Company business usage increased 2.7% and 3.1% from 2016 to 2017 and from 2015 to 2016, respectively. In addition, 2017 residential and business usage was 15.2% and 9.4%, respectively, lower than the amount authorized in our 2016-2018 general rate case. Residential usage and business usage in 2016 was 21.9% and 7.5%, respectively, lower than the amount authorized in our 2016-2018 general rate case. CLWSC residential and business usage increased 8% from 2016 to 2017 and 1.8% from 2015 to 2016.
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
In response to the severe drought in California in 2015 and 2016, SCVWD announced a call for 30% conservation and restrictions on outdoor watering of ornamental landscapes two days a week through June 30, 2016. While the drought condition improved in late 2016 and 2017, the SCVWD reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, the SCVWD maintained their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week effective February 1, 2017.
In 2015, San Jose Water Company was authorized by the CPUC to activate Stage 3 of Tariff Rule 14.1 which is a water shortage contingency plan with mandatory water usage reductions and drought surcharges resulting from usage above customer allocations. Tariff Rule 14.1 focuses primarily on restrictions of outdoor watering which accounts for 50% of a typical customer’s water usage. Effective July 1, 2016, San Jose Water Company implemented its CPUC approved water shortage contingency plan with mandatory water usage reductions and drought surcharges to reflect the SCVWD’s call for 20% conservation. The drought surcharges were not recorded as revenue. Rather, they were recorded in a regulatory liability account authorized by the CPUC to track lost revenues resulting from conservation. The amount recorded in the surcharge account was being used to offset future rate increases that would otherwise be necessary to recover lost revenue due to drought conservation efforts. San Jose Water Company suspended its allocation and drought surcharge program provided for in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges on February 1, 2017. At the end of the second quarter of 2017, San Jose Water Company had no balance remaining in the drought surcharge account to offset future rate increases related to drought conservation efforts. On June 13, 2017, the SCVWD adopted Resolution 17-43 to encourage making conservation a way of life in California through recommendations on watering schedules and a call for customers to achieve a 20% reduction in water use as compared to 2013. In addition to the SCVWD’s resolution, the mandatory water use restrictions set forth by the State Water Resources Control Board’s Emergency Regulations remain in effect. San Jose Water Company is continually working to maintain compliance with the various drought rules and regulations and is also working with local governments as well as the SCVWD to communicate consistent messages to the public about use restrictions and related matters associated with the recent drought.
San Jose Water Company believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD, will be sufficient to meet customer demand for 2018. In addition, San Jose Water Company actively works with the SCVWD to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CLWSC believes that they will be able to meet customer demand for 2018 with their water supply which consists of groundwater from wells and purchased treated and raw water from the GBRA.

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
Overview
SJW Group’s consolidated net income for the year ended December 31, 2017 was $59,204, compared to $52,839 for the same period in 2016. This represents an increase of $6,365 or 12%, from 2016. The increase in net income was primarily due to an increase in operating revenue as a result of higher rates and increased usage, partially offset by a decrease of $8,767 in true-up revenue from the decision on the 2015 General Rate Case recorded in the prior year and an increase in higher water production expenses due to price increases. The increase in net income also includes an increase of $12,499 in the pre-tax gain on sale of equity interests in TWA and a pre-tax gain of $6,903, reduced by noncontrolling interest’s gain of $1,896, on the sale of the limited partnership properties and undeveloped land in San Jose, California, which were offset by the $3,197 pre-tax gain on the sale of 159,151 shares of California Water Service Group and the $9,981 pre-tax gain on the sale of SJW Land Company’s Arizona property recorded in the prior year.

Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2017	2016	2015
Water Utility Services	$383,523	332,989	298,094
Real Estate Services	5,702	6,717	6,988
	$389,225	339,706	305,082

The change in consolidated operating revenues was due to the following factors:

	2017 vs. 2016 Increase/(decrease)		2016 vs. 2015 Increase/(decrease)
Water Utility Services:
Consumption changes	$15,416	5%	$(184)	—%
Increase in customers	1,169	—%	628	—%
Rate increases	41,137	13%	28,561	10%
Recycled	515	—%	731	—%
Balancing and memorandum accounts:
2015 General Rate Case true-up	(8,767)	(3)%	6,830	2%
Water Conservation Memorandum Account	179	—%	(3,384)	(1)%
All other	885	—%	1,713	1%
Real Estate Services	(1,015)	—%	(271)	—%
	$49,519	15%	$34,624	12%
2017 vs. 2016
The revenue increase consists of $50,534 from Water Utility Services offset by a decrease of $1,015 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase in rates as approved in 2017 which resulted in $41,137 of additional revenue. The Company also recognized a net increase of $15,416 due to increased water usage. These increases were partially offset by a decrease of $8,767 in true-up revenue resulting from the decision on the 2015 General Rate Case recognized in 2016. In addition, new customers, and certain balancing and memorandum accounts also contributed to the increase.
The revenue decrease for Real Estate Services was primarily the result of lower rental income due to the sale of SJW Land Company’s Arizona property and the sale of the limited partnership properties in San Jose.
2016 vs. 2015
The revenue increase consists of $34,895 from Water Utility Services offset by a decrease of $271 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase in rates as approved in 2016 which resulted in $28,561 of additional revenue. The Company also recognized a net increase of $6,830 in true-up revenue resulting from the 2012 general rate case decision recognized in 2015 offset by true-up revenue recorded in 2016 related to the 2015 general rate case decision. In addition, new customers, recycled water revenue and certain balancing and memorandum accounts also contributed to the increase. These increases were partially offset by a decrease in revenue recognized related to the WCMA and a decrease in usage.
The revenue decrease for Real Estate Services was primarily the result of lower rental income due to the sale of SJW Land Company’s Arizona property.

Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:
Operating Revenue by Customer Group

	2017	2016	2015
Residential and business	$331,837	278,941	251,617
Industrial	1,987	1,519	1,446
Public authorities	16,448	13,422	11,764
Others	11,066	9,218	8,536
Balancing and memorandum accounts	22,185	29,889	24,731
	$383,523	332,989	298,094
Number of Customers

	2017	2016	2015
Residential and business	238,231	236,689	235,883
Industrial	75	76	76
Public authorities	1,349	1,360	1,368
Others	4,478	4,296	4,228
	244,133	242,421	241,555
Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2017	2016	2015
Water Utility Services	$284,688	240,716	218,687
Real Estate Services	3,688	4,074	4,079
All Other	2,770	1,800	2,356
	$291,146	246,590	225,122

The change in consolidated operating expenses was due to the following factors:

	2017 vs. 2016 Increase/(decrease)		2016 vs. 2015 Increase/(decrease)
Water production expenses:
Change in surface water supply	$5,880	2%	$(2,512)	(1)%
Change in usage and new customers	9,618	4%	(830)	—%
Purchased water and groundwater extraction charge and energy price increase	16,945	7%	17,042	7%
Total water production expenses	32,443	13%	13,700	6%
Administrative and general	6,973	3%	907	—%
Maintenance	(46)	—%	2,520	1%
Property taxes and other non-income taxes	1,519	1%	456	—%
Depreciation and amortization	3,667	1%	3,885	3%
	$44,556	18%	$21,468	10%

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
The following table presents the sources of water supply for Water Utility Services:

	Source of Water Supply
	2017	2016	2015
	(million gallons) (MG)
Purchased water	22,913	21,474	21,338
Groundwater	14,444	11,271	13,005
Surface water	620	2,465	1,553
Reclaimed water	607	637	639
	38,584	35,847	36,535
Average water production expense per MG	$4,063	3,468	3,028
Water production in 2017 for Water Utility Services increased 2,737 million gallons from 2016. Water production in 2016 for Water Utility Services decreased 688 million gallons from 2015. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends on June 30. The contract water rate for SCVWD’s fiscal years 2018, 2017 and 2016 was $3.9, $3.6 and $3.1 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $3.6, $3.3, and $2.7 per million gallons for SCVWD’s fiscal years 2018, 2017, and 2016, respectively.
Unaccounted-for water for 2017 and 2016 approximated 8.5% and 7.8%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by Water Utility Services’ main replacements and lost water reduction programs.
The various components of operating expenses are discussed below.
Water production expenses
2017 vs. 2016
Water production expenses increased $16,945 due to higher per unit costs paid for purchased water, groundwater extraction and energy charges, $9,618 due to an increase in customer usage and $5,880 due to an decrease in the use of available surface water in 2017 compared to 2016. Effective July 2017, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%.
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

2017 vs. 2016
Administrative and general expense increased $6,973 in 2017, or 15%, in comparison to 2016. The increase consisted primarily of: (1) $3,290 increase in salaries and wages, (2) $1,427 increase in regulatory fees as a result of increased revenue, (3) $1,433 due to an increase in contracted work primarily related to the recycled water retrofit program and executive recruitment, (4) $359 increase in salary deferral contribution, (5) $304 increase in software maintenance contracts, and (6) $160 increase in miscellaneous expenses.
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
Maintenance Expense
Maintenance expense decreased $46 in 2017, or less than 1%, in comparison to 2016, and increased $2,520 in 2016, or 17%, in comparison to 2015. The decrease in 2017 consisted primarily of: (1) a $1,346 decrease in uninsured losses due to the reserve recorded in 2016 for an obsolete work order, offset by (2) an increase of $808 in contracted work primarily related to station clean-up and disposal services, (3) $328 increase in fleet repairs and maintenance expenses and (4) $189 increase in salaries and wages. The increase in 2016 consisted primarily of: (1) $1,515 increase in uninsured losses primarily related to a reserve for an obsolete work order, (2) $562 increase in salaries and (3) $332 increase in contract work and paving costs for asphalt repair.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2017 and 2016 increased $1,519 and $456 from prior years, respectively. The increases were primarily a result of increased utility plant. The increase in 2017 also included $427 in Delaware franchise tax as a result of reincorporation that occurred in November 2016. SJW Group anticipates increases in 2018 for property taxes and other non-income taxes due to increases in utility plant.
Depreciation and Amortization
Depreciation and amortization expense increased $3,667 in 2017, or 8%, in comparison to 2016, and increased $3,885 in 2016, or 10%, in comparison to 2015. The increase in both years was due to increases in utility plant. SJW Group anticipates increases in 2018 for depreciation expense due to increases in utility plant.
Other Income and Expense
The change in other (expense) income in 2017 compared to 2016 was primarily due to a $12,501 pre-tax gain on sale of the equity interests in TWA and a pre-tax gain of $6,903, reduced by the noncontrolling interest’s gain of $1,896, on the sale of limited partnership properties and undeveloped land in San Jose, California, compared to the $3,197 pre-tax gain on the sale of 159,151 shares of California Water Service Group and the $9,981 pre-tax gain on the sale of SJW Land Company’s Arizona property recorded in the prior year.
The change in other (expense) income in 2016 compared to 2015 was primarily due to a $9,981 gain on the sale of our SJW Land Company Arizona property compared to the gain on sale recorded in prior year of a portfolio of San Jose Water Company non-utility properties. In addition, the sale of 159,151 shares of common stock of California Water Service Group in 2016 contributed $3,197 to the increase.
SJW Group’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 6.0% for the years ended December 31, 2017 and 2016 and 6.2% for the year ended December 31, 2015.
Provision for Income Taxes
Income tax expense for 2017 was $35,393, compared to $33,542 in 2016. The effective consolidated income tax rate was 37% for 2017, 39% for 2016 and 38% for 2015. The effective consolidated income tax rate for 2017 is lower primarily due to a tax benefit of $2,357 related to revaluation of deferred taxes on non-regulated activities as a result of the reduction in federal statutory income tax rate in the Tax Act from 35% to 21%. A similar event did not occur in 2016 or 2015.
On July 24, 2017, SJW Group received notification that the California Franchise Tax Board completed its audit of SJW Group’s refund claims for fiscal years 2008 through 2012. SJW Group received a refund of $1,294 from the California Franchise Tax Board in the third quarter of 2017 which includes a net operating loss carryback refund of $404.

On February 5, 2018, SJW Group received notification from the Texas Comptroller of Public Accounts regarding an audit of the Texas Franchise Tax Report for the tax year 2015. SJW Group is in the process of providing a response to the audit questionnaire.
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes significant reform of the current income tax code including lowering the corporate tax rate from 35% to 21%.
The SEC issued guidance in SAB 118 which provides for up to a one year period in which to complete the required analysis and income tax accounting for the Tax Act. SAB 118 describes three scenarios associated with a company’s status of accounting for income tax reform (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being effective.
In accordance with GAAP, SJW Group has recorded the revaluation of deferred taxes and related impacts using the new corporate tax rate in its December 31, 2017 consolidated financial statements. The amounts recorded are based on information known and reasonable estimates used as of December 31, 2017, but are subject to change based on a number of factors, including further actions of regulators, SJW Group filing its tax returns for the year ended December 31, 2017, and completion of SJW Group’s interim and annual consolidated financial statements for the year ending December 31, 2018.
Under GAAP, the net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. Accordingly, the Company revalued its deferred tax assets and liabilities in the fourth quarter of 2017. As stated above, SJW Group recorded a tax benefit of $2,357 related to revaluation of deferred taxes on non-regulated operations due to the tax rate reduction. However, for regulated operations, which are governed by state public utility commissions, the lower tax rate benefits are expected to flow back to customers under current normalization rules and agreed-upon methods with the commissions. The revaluation of deferred tax assets and liabilities of the regulated operations resulted in a decrease in net deferred tax liabilities and an increase in regulatory liabilities of $83,666.
SJW Group anticipates subsequent regulations and interpretations to be released associated with the Tax Act that will provide additional guidance on the application of the law; however, SJW Group currently estimates that the effective income tax rate for 2018 will be in the range of 26% to 28% compared to approximately 37% for 2017. Such estimated range is based on management’s current assumptions with respect to, among other things, SJW Group’s earnings and tax deductions. SJW Group’s actual effective tax rate in 2018 may differ from management’s estimate. The reduced applicable tax rate is expected to result in overall lower tax expense beginning in 2018. However, the benefit associated with regulatory activities are expected to flow back to ratepayers as directed by the CPUC and PUCT, with no impact to net income.
Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of actual to expected income tax expense.
Other Comprehensive (Loss) Income
Other comprehensive income in 2017 was $679, net of tax, due to a change in the market value of our investment in California Water Service Group. Other comprehensive loss in 2016 was $787, net of tax, due to a change in the market value of our investment in California Water Service Group stock of $955 and the recognition of unrealized holding gains of $1,742 that was reclassified out of accumulated other comprehensive income due to the sale of California Water Service Group stock during the year.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers’ on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Group operates. Payment delinquencies are mitigated by service interruptions due to non-payment. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost-of-living. As of December 31, 2017, the change in the number of customers has been minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to all costs associated with general operations. Funds were also generated from borrowings on the line of credit and sale of utility and non-utility properties owned by SJW Group, San Jose Water Company, and SJW Land Company. From these amounts, SJW Group paid cash dividends of approximately $21,332 and funded its 2017 working capital and capital expenditure program.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2017 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
In 2017, the common dividends declared and paid on SJW Group’s common stock represented 36% of net income. Dividends have been paid on SJW Group’s and its predecessor’s common stock for 297 consecutive quarters and the annual dividend amount has increased in each of the last 50 years. While historically SJW Group has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Group cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2017, SJW Group generated cash flow from operations of approximately $101,112 compared to $114,571 in 2016 and $98,154 in 2015. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations decreased in 2017 by approximately $13,500. The decrease was primarily by a combination of the following factors: (1) a decrease in the collection of the balancing and memorandum accounts of $20,300, and (2) other noncurrent assets and noncurrent liabilities from less damage reserves and deferred tax adjustments of $4,700, offset by a decrease of (1) collections of previously billed and accrued receivables by $3,700, (2) payments of amounts previously invoiced and accrued, which increased by $3,200, (3) net collection of taxes receivable by $2,800, and (4) general working capital and net income, adjusted for non-cash items, which increased by $1,800. Cash flow from operations increased in 2016 by approximately $16,900. This increase was caused primarily by a combination of the following factors: (1) recognition and collection of the balancing and memorandum accounts of $17,900, (2) a net increase in the collection of taxes receivable by $2,600, and (3) general working capital and net income adjusted for non-cash items, which increased by $2,400, offset by (1) a decrease in collections of previously billed and accrued receivables by $6,100.
Cash Flow from Investing Activities
In 2017, SJW Group used approximately $141,200 of cash for Company funded capital expenditures, $7,900 for developer funded capital expenditures, $3,400 in utility plant retirement costs, $1,100 for acquisitions and rights to provide water service, and $100 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $28,600 from the sale of our equity interests in TWA, and $11,200 from the sale of real estate investments owned by SJW Land Company and 444 West Santa Clara Street, L.P. In 2016, SJW Group used approximately $129,100 of cash for Company funded capital expenditures, $13,100 for developer funded capital expenditures, $3,400 in utility plant retirement costs, $1,000 for acquisitions and rights to provide water service, and $300 for real estate investments related to the leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $20,300 from the sale of real estate investments owned by SJW Land Company and San Jose Water Company, and $4,500 of cash proceeds from the sale of California Water Service Group stock.
Water Utility Services budgeted capital expenditures for 2018, excluding capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2018
Water treatment	$1,268	1%
Source of supply	7,652	6%
Reservoirs and tanks	11,985	10%
Pump stations and equipment	5,278	4%
Equipment and other	15,037	13%
Recycled water, green and alternative energy projects	9,626	8%
Distribution system	68,844	58%
	$119,690	100%
The 2018 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $68,844 is approximately $48,043 that is planned to be spent to replace Water Utility Services’ pipes and mains.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $760,820 in capital expenditures. A significant portion of this amount is subject to future CPUC and PUCT approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2017 decreased by approximately $32,000 from the same period in the prior year, primarily as a result of a decrease in long-term debt net borrowings and a decrease in contributions in aid of construction in the current year, partially offset by an increase in the amount of net borrowings on our lines of credit and other changes, net. SJW Group’s cash management policy includes the issuance of long-term debt to pay down borrowings on the lines of credit. As such, when long-term borrowings are high, borrowings on our line of credit tend to be low and when long-term borrowings are low, borrowings on the line of credit tend to be high.
SJW Group, SJW Land Company, SJWTX, Inc. and San Jose Water Company have unsecured bank lines of credit totaling $145,000 as of December 31, 2017. Drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Group expects to periodically draw down on the lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital—Water Utility Services and SJW Group and its Subsidiaries” below.
Sources of Capital
Water Utility Services
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, on the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of December 31, 2017, San Jose Water Company’s long-term debt and equity were approximately 46% and 54%, respectively. The average borrowing rate of San Jose Water Company’s long-term debt was 6.2% as of December 31, 2017.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.
SJW Group has outstanding a $50,000 unsecured senior note as of December 31, 2017. The senior note has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization; and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2017, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company has outstanding $250,000 of unsecured senior notes as of December 31, 2017. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2017, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
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
San Jose Water Company also has obligations pursuant to loan agreements with the CPCFA supporting $120,000 in aggregate principal amount of CPCFA revenue bonds outstanding as of December 31, 2017. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2017, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc. has outstanding $15,000 of a senior note as of December 31, 2017. The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2017, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of December 31, 2017, the SJW Group and its subsidiaries are in compliance with all of their debt covenants.
Real Estate Services
On April 6, 2017, SJW Land Company’s variable interest entity, 444 West Santa Clara Street, L.P., paid in full an outstanding mortgage loan as part of the sale of the partnership’s real property. The mortgage loan was due in 2021 and was being amortized over 20 years at an interest rate of 5.68%. The mortgage loan was secured by the partnership’s real property and was non-recourse to SJW Land Company.
SJW Group and its Subsidiaries
SJW Group and its subsidiaries consolidated long-term debt was 50% of total capitalization as of December 31, 2017. Management believes that SJW Group is capable of obtaining future long-term capital to fund regulated and non-tariffed growth opportunities and capital expenditure requirements.
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
On June 1, 2016, SJW Group and SJW Land Company (collectively, the “Borrowers”), entered into a $15,000 credit agreement with the Lender (the “SJW Group Credit Agreement”), which provides an unsecured credit facility to the Borrowers with a letter of credit sublimit of $5,000. The SJW Group Credit Agreement matures on June 1, 2021. Borrowings under the SJW Group Credit Agreement bear interest under the same terms and conditions as those in the Credit Agreement.
In addition, on June 1, 2016, SJW Group, as guarantor, and SJWTX, Inc. (the “Borrower”), entered into a $5,000 credit agreement with the Lender (the “SJWTX Credit Agreement”), which provides an unsecured credit facility to the Borrower with a letter of credit sublimit of $1,000. The SJWTX Credit Agreement matures on June 1, 2021.
As of December 31, 2017, SJW Group. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At December 31, 2017, SJW Group and its subsidiaries had available unused short-term bank lines of credit of $120,000. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 2.3% as of December 31, 2017. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2017, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2017, San Jose Water Company was in compliance with all covenants.
On February 22, 2016, SJW Group entered into a Purchase and Sale Agreement with the GBRA pursuant to which SJW Group agreed to sell all of its equity interests in TWA to GBRA for $31,000 in cash (the “TWA Agreement”). On November 16, 2017, the sales transaction closed. As provided in the Agreement, GBRA held back $3,000 (“Holdback Amount”) from the payment of the purchase price at the closing, which amount will be paid to SJW Group on June 30, 2021, subject to reduction under certain conditions. The transaction resulted in a pre-tax gain on sale of $12,501, excluding the Holdback Amount.

Off-Balance Sheet Arrangement/Contractual Obligations
SJW Group has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.
SJW Group’s contractual obligations and commitments as of December 31, 2017 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$265,000	—	10,000	20,000	235,000
Advances for construction, San Jose Water Company*	66,168	2,766	5,532	5,532	52,338
California Pollution Control Financing Authority Revenue Bonds, San Jose Water Company	120,000	—	—	—	120,000
Senior note, SJW Group	50,000	—	—	—	50,000
Total contractual cash obligation	$501,168	2,766	15,532	25,532	457,338
Total interest on contractual obligations	$408,031	25,485	50,812	44,958	286,776
* As of December 31, 2017, advances for construction was $83,695 of which $17,527 was related to non-refundable advances for construction.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation.
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2017, 2016 and 2015, San Jose Water Company purchased from SCVWD 20,172 million gallons ($76,106), 18,241 million gallons ($61,645) and 18,482 million gallons ($52,553), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on June 14, 2016, the contractual delivery schedule was reduced by 20% through January 31, 2017. On January 31, 2017, SCVWD Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2018. Based on current prices and estimated deliveries, San Jose Water Company is committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 19,748 million gallons ($77,271) of water at the current contract water rate of $3.9 per million gallons in the year ending December 31, 2018. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available. The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends on June 30. The contract water rate for SCVWD’s fiscal years 2018, 2017 and 2016 was $3.9, $3.6 and $3.1 per million gallons, respectively.
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
San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2017, San Jose Water Company contributed $8,301 and $702 to the pension plan and other postretirement benefit plan, respectively. In 2018, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,593 to the pension plan and other postretirement benefit plan. The amount of required contributions for years thereafter is not actuarially determinable.
San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, San Jose Water Company is committed to pay approximately $1,584 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CLWSC purchases water from GBRA under terms of agreements expiring in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment.
444 West Santa Clara Street, L.P.
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm owns the remaining 30% limited partnership interest. A commercial building was constructed on the property of 444 West Santa Clara Street, L.P. and was leased to an international real estate firm. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. On January 10, 2017, 444 West Santa Clara Street, L.P. entered in a purchase and sale agreement for the sale of all of its interests in the commercial building and land the partnership owns and operates for a purchase price of $11,000. The sales transaction closed on April 6, 2017 and SJW Land Company and the noncontrolling interest recognized a pre-tax gain on sale of real estate investments of $4,427 and $1,896, respectively.
Impact of Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will replace most existing revenue recognition guidance in generally accepted accounting principles. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of our revenue transactions. SJW Group will adopt the new revenue standard in the first quarter of 2018 using the modified retrospective method. The adoption of the new standard requires certain changes to the recognition of balancing and memorandum account revenue and related costs. However, these changes are not expected to have a material impact on on our consolidated financial position or results of operations. Concurrently, the company will implement ASU 2017-10, “Identifying the Customer in a Service Concession Arrangement.”
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall” which will significantly change the recognition of changes in fair value of financial liabilities when the fair value option is elected. In addition, the standard requires equity investments to be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive income. The updated guidance affects the accounting for our equity investment in California Water Service Group stock classified as an available-for-sale security (see Note 14 of “Notes to Consolidated Financial Statements”). The update is effective for SJW Group beginning in the first quarter of the fiscal year ending December 31, 2018.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the lease requirements in “Leases (Topic 840).” This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the Consolidated Statement of Financial Position. ASU 2016-02 also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. This ASU will be effective for the company in the first quarter of 2019 and earlier adoption is permitted. The company does not anticipate the adoption of this standard will have a material impact to the consolidated financial position or results of operations.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classifications on the statement of cash flows and forfeiture rate calculations. SJW Group adopted this standard as of the first quarter of 2017. ASU 2016-09 requires recognition of excess tax benefits and deficiencies in the income statement, which resulted in the recognition of $500 in income tax benefit for the three months ended March 31, 2017. Prior to adoption, these amounts were recognized as additional paid-in capital. SJW Group did not have any unrecognized excess tax benefits to reclassify upon adoption of this standard. The ASU also requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares when calculating diluted earnings per shares using the treasury stock method. The effect of this change on diluted earnings per share was immaterial. In addition, excess income tax benefits from share-based compensation are now classified as cash flows from operating activities on the consolidated statements of cash flows, prospectively. Further, ASU 2016-09 requires, on a retrospective basis, that employee taxes paid for withheld shares be classified as cash flows from financing activities rather than cash flows from operating activities. As such, the consolidated statements of cash flows for SJW Group for the periods presented have been reclassified to reflect this change. The change resulted in an increase to cash flows from operating activities and a decrease to cash flows from financing activities of $818, $499, and $897 for the years ended December 31, 2017, 2016 and 2015, respectively. SJW Group has elected to account for actual forfeitures as they occur upon adoption of the new guidance. Management determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore SJW Group did not record an adjustment.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which modifies existing guidance and is intended to reduce diversity in practice with respect to accounting for the income tax consequences of intra-entity transfers of assets. The ASU requires that the current and deferred income tax consequences of intra-entity transfers of assets be immediately recognized. Prior guidance allowed the entities to defer the consolidated tax consequences of an intercompany transfer of an asset other than inventory to a future period and amortize those tax consequences over time. ASU 2016-16 is effective for us in the first quarter of 2018, and adoption does not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The standard only allows the service cost component to be eligible for asset capitalization. Employers will present the other components of net periodic benefit costs separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This ASU became effective for the company in the first quarter of 2018. If we had adopted the updated guidance as of January 1, 2017, the company estimates that approximately $1,000 of pension costs would have been recognized as expense instead of being capitalized.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the Company’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation. SJW Group also owned 100,000 shares of common stock of California Water Service Group as of December 31, 2017, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
SJW Group has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
SJW Group:
Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SJW Group and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, SJW Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements, and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1933.

San Francisco, California
February 27, 2018

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Utility plant:
Land	$17,831	17,923
Depreciable plant and equipment	1,714,228	1,554,016
Construction in progress	45,851	70,453
Intangible assets	14,413	23,989
	1,792,323	1,666,381
Less accumulated depreciation and amortization	553,059	520,018
	1,239,264	1,146,363
Real estate investments	56,213	62,193
Less accumulated depreciation and amortization	11,132	11,734
	45,081	50,459
Current assets:
Cash and cash equivalents	7,799	6,349
Restricted cash	—	19,001
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $190 and $200 in 2017 and 2016, respectively	17,305	16,361
Income tax	7,981	9,796
Other	1,118	3,383
Accrued unbilled utility revenue	27,905	24,255
Current regulatory assets, net	—	16,064
Other current assets	4,750	4,402
	66,858	99,611
Other assets:
Investment in California Water Service Group	4,535	3,390
Net regulatory assets, less current portion	99,554	135,709
Other	2,709	7,844
	106,798	146,943
	$1,458,001	1,443,376

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2017	2016
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding 20,520,856 shares in 2017 and 20,456,225 shares in 2016	$21	21
Additional paid-in capital	84,866	81,715
Retained earnings	376,119	338,386
Accumulated other comprehensive income	2,203	1,524
Total stockholders’ equity	463,209	421,646
Long-term debt, less current portion	431,092	433,335
	894,301	854,981
Current liabilities:
Lines of credit	25,000	14,200
Current portion of long-term debt	—	125
Accrued groundwater extraction charges, purchased water and power	14,382	10,846
Accounts payable	22,960	18,739
Accrued interest	6,869	6,309
Accrued property taxes and other non-income taxes	1,904	1,681
Accrued payroll	6,011	4,696
Other current liabilities	7,926	6,977
	85,052	63,573
Deferred income taxes	85,795	205,203
Advances for construction	83,695	84,815
Contributions in aid of construction	160,830	151,576
Postretirement benefit plans	72,841	70,177
Regulatory liability	62,476	—
Other noncurrent liabilities	13,011	13,051
Commitments and contingencies	—	—
	$1,458,001	1,443,376

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2017	2016	2015
Operating revenue	$389,225	339,706	305,082
Operating expense:
Production Expenses:
Purchased water	86,456	72,971	61,089
Power	7,295	6,102	6,121
Groundwater extraction charges	47,817	32,088	31,240
Other production expenses	15,203	13,167	12,178
Total production expenses	156,771	124,328	110,628
Administrative and general	55,011	48,038	47,131
Maintenance	17,430	17,476	14,956
Property taxes and other non-income taxes	13,642	12,123	11,667
Depreciation and amortization	48,292	44,625	40,740
Total operating expense	291,146	246,590	225,122
Operating income	98,079	93,116	79,960
Other (expense) income:
Interest on long-term debt	(22,610)	(20,205)	(20,925)
Mortgage and other interest expense	(319)	(1,633)	(1,261)
Gain on sale of equity interests in Texas Water Alliance Limited and utility property	12,499	—	—
Gain on sale of real estate investments	6,903	10,419	1,886
Gain on sale of California Water Service Group stock	—	3,197	—
Dividend income	75	87	174
Other, net	1,866	1,400	1,320
Income before income taxes	96,493	86,381	61,154
Provision for income taxes	35,393	33,542	23,272
Net income before noncontrolling interest	61,100	52,839	37,882
Less net income attributable to the noncontrolling interest	1,896	—	—
SJW Group net income	$59,204	52,839	37,882
Other comprehensive income (loss):
Unrealized income (loss) on investment, net of taxes of $466 in 2017, $657 in 2016, and ($141) in 2015	679	955	(206)
Reclassification adjustment for gain realized on investment, net of taxes of $1,198 in 2016	—	(1,742)	—
SJW Group comprehensive income	$59,883	52,052	37,676
SJW Group earnings per share
—Basic	$2.89	2.59	1.86
—Diluted	$2.86	2.57	1.85
Weighted average shares outstanding
—Basic	20,506,960	20,439,957	20,360,663
—Diluted	20,685,118	20,588,973	20,515,643

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2014	20,286,840	21	76,844	280,773	2,517	—	360,155
Net income	—	—	—	37,882	—	—	37,882
Cumulative effect of change in accounting principle, net of tax effect of $300	—	—	—	(436)	—	—	(436)
Unrealized loss on investment, net of tax effect of ($141)	—	—	—	—	(206)	—	(206)
Share-based compensation	—	—	1,603	(114)	—	—	1,489
Issuance of restricted and deferred stock units	61,791	—	(111)	—	—	—	(111)
Employee stock purchase plan	33,318	—	895	—	—	—	895
Dividends paid ($0.78 per share)	—	—	—	(15,885)	—	—	(15,885)
Balances, December 31, 2015	20,381,949	21	79,231	302,220	2,311	—	383,783
Net income	—	—	—	52,839	—	—	52,839
Unrealized income on investment, net of tax effect of $657	—	—	—	—	955	—	955
Reclassification adjustment for gain realized on investment, net of tax effect of $1,198	—	—	—	—	(1,742)	—	(1,742)
Share-based compensation	—	—	1,691	(114)	—	—	1,577
Issuance of restricted and deferred stock units	44,062	—	(161)	—	—	—	(161)
Employee stock purchase plan	30,214	—	954	—	—	—	954
Dividends paid ($0.81 per share)	—	—	—	(16,559)	—	—	(16,559)
Balances, December 31, 2016	20,456,225	21	81,715	338,386	1,524	—	421,646
Net income	—	—	—	59,204	—	1,896	61,100
Distribution to noncontrolling interest	—	—	—	—	—	(1,896)	(1,896)
Unrealized income on investment, net of tax effect of $466	—	—	—	—	679	—	679
Share-based compensation	—	—	2,643	(139)	—	—	2,504
Issuance of restricted and deferred stock units	36,888	—	(707)	—	—	—	(707)
Employee stock purchase plan	27,743	—	1,215	—	—	—	1,215
Dividends paid ($1.04 per share)	—	—	—	(21,332)	—	—	(21,332)
Balances, December 31, 2017	20,520,856	21	84,866	376,119	2,203	—	463,209

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2017	2016	2015
Operating activities:
Net income before noncontrolling interest	$61,100	52,839	37,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,501	46,295	42,330
Deferred income taxes	(436)	4,803	15,625
Share-based compensation	2,643	1,691	1,603
Gain on sale of Texas Water Alliance Limited and utility property	(12,499)	—	—
Gain on sale of real estate investments	(6,903)	(10,419)	(1,886)
Gain on sale of California Water Service Group stock	—	(3,197)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(1,702)	(5,377)	735
Accounts payable and other current liabilities	2,888	(337)	1,550
Accrued groundwater extraction charges, purchased water and power	3,536	3,683	1,133
Tax receivable and accrued taxes	2,164	(680)	(3,297)
Postretirement benefits	(769)	(349)	(117)
Regulatory asset related to balancing and memorandum accounts	(979)	19,297	1,429
Other noncurrent assets and noncurrent liabilities	741	5,468	1,950
Other changes, net	827	854	(783)
Net cash provided by operating activities	101,112	114,571	98,154
Investing activities:
Additions to utility plant:
Company-funded	(141,213)	(129,134)	(96,012)
Contributions in aid of construction	(7,842)	(13,086)	(10,762)
Additions to real estate investment	(116)	(328)	(1,097)
Payments for business/asset acquisition and water rights	(1,149)	(1,070)	(991)
Cost to retire utility plant, net of salvage	(3,356)	(3,361)	(3,673)
Proceeds from sale of Texas Water Alliance Limited and utility property	28,623	—	—
Proceeds from sale of real estate investments	11,179	20,341	1,925
Proceeds from sale of California Water Service Group stock	—	4,509	—
Net cash used in investing activities	(113,874)	(122,129)	(110,610)
Financing activities:
Borrowings from lines of credit	56,500	62,075	97,000
Repayments of lines of credit	(45,700)	(82,475)	(75,600)
Long-term borrowings	—	50,999	—
Long-term borrowings held as restricted cash	—	19,001	—
Repayments of long-term borrowings	(2,717)	(16,599)	(633)
Payment to noncontrolling interest	(1,896)	—	—
Debt issuance costs	—	(1,275)	—
Dividends paid	(21,332)	(16,559)	(15,885)
Receipts of advances and contributions in aid of construction	12,581	14,366	12,266
Refunds of advances for construction	(2,622)	(2,522)	(2,484)
Other changes, net	397	658	632
Net cash (used) provided by financing activities	(4,789)	27,669	15,296
Net change in cash, cash equivalents and restricted cash	(17,551)	20,111	2,840
Cash and cash equivalents, beginning of year	25,350	5,239	2,399
Cash, cash equivalents and restricted cash, end of year	$7,799	25,350	5,239
Cash paid during the year for:
Interest	$25,254	23,962	23,634
Income taxes	$34,052	27,517	9,723
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	$2,273	3,696	7,540
Utility property installed by developers	$3,723	9,614	1,011

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$7,799	6,349	5,239
Restricted cash	$—	19,001	—
Cash, cash equivalents and restricted cash, end of year	$7,799	25,350	5,239
See Accompanying Notes to Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2017, 2016 and 2015
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
SJWTX, Inc., a wholly owned subsidiary of SJW Group, is incorporated in the State of Texas and is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 42,000 people. CLWSC’s service area comprises more than 244 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company owns a commercial property, an undeveloped real estate property, and a warehouse property in the state of Tennessee. SJW Land Company also holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company (see Note 9, “Partnership Interest”).
Texas Water Alliance Limited, formerly a wholly owned subsidiary of SJW Group, was undertaking activities that were necessary to develop a water supply project in Texas. In connection with the project, TWA had water lease arrangements with certain landowners in Gonzales County, Texas and had obtained groundwater production and transportation permits from the groundwater district in Gonzales County. On February 22, 2016, SJW Group entered into an agreement with the GBRA, pursuant to which SJW Group agreed to sell all of its equity interests in TWA to GBRA for $31,000 in cash (the “TWA Agreement”). The TWA Agreement was subject to specified closing conditions, including the completion of a financing by GBRA to fund the purchase price. The transaction closed with GBRA on November 16, 2017. See Note 13, “Texas Water Alliance.”
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. Among other things, the Tax Act permanently lowers the corporate tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate tax rate to 21%, U.S. Generally Accepted Accounting Principles require companies to revalue their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of the enactment. See Note 5, “Income Taxes” for discussion on the effect of the tax reform act on the consolidated balance sheets as of December 31, 2017 and the related consolidated statements of comprehensive income.
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

Utility Plant
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2017, 2016 and 2015 was $2,807, $2,188 and $1,188, respectively. Construction in progress was $45,851 and $70,453 at December 31, 2017 and 2016, respectively.
The major components of depreciable plant and equipment as of December 31, 2017 and 2016 are as follows:

	2017	2016
Equipment	$307,938	269,734
Transmission and distribution	1,295,690	1,204,520
Office buildings and other structures	110,600	79,762
Total depreciable plant and equipment	$1,714,228	1,554,016
Depreciation is computed using the straight-line method over the estimated service lives of the assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years
For the years 2017, 2016 and 2015, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.6%, 3.5% and 3.4%, respectively. A portion of depreciation expense was allocated to administrative and general expense. For the years 2017, 2016 and 2015, the amounts allocated to administrative and general expense were $2,209, $1,670 and $1,590, respectively. Depreciation expense for utility plant for the years ended December 31, 2017, 2016 and 2015 was $46,456, $42,659 and $38,722, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Utility Plant Intangible Assets
All intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful life of the asset, ranging from 5 to 70 years (see Note 6, “Intangible Assets”).
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. There is no depreciation associated with nonutility property as it is all land. The major components of real estate investments as of December 31, 2017 and 2016 are as follows:

	2017	2016
Land	$13,262	15,218
Buildings and improvements	42,951	46,826
Intangibles	—	149
Total real estate investment	$56,213	62,193
Depreciation on real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years. The estimated service lives of depreciable real estate investments are as follows:

Useful Lives
Buildings and improvements	7 to 39 years
Intangibles	7 to 12 years
On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated for $11,000. 444 West Santa Clara Street, L.P. recognized a pre-tax gain on sale of real estate investments of $6,323, after selling expenses of $1,157. SJW Land Company holds a 70% limited interest in 444 West Santa

Clara Street, L.P. SJW Land Company and the noncontrolling interest recognized a pre-tax gain on sale of real estate investments of $4,427 and $1,896, respectively, on the transaction. In addition, SJW Land Company sold undeveloped land located in San Jose, California for $1,350 on April 6, 2017. SJW Land Company recognized a pre-tax gain on sale of real estate investments of $580 on the transaction, after selling expenses of $14.
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
Real estate investments include $55,966 and $61,179 as of December 31, 2017 and 2016, respectively, of assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2017:

Year ending December 31:	Rental Revenue
2018	$4,351
2019	4,432
2020	4,513
2021	2,644
2022	1,184
Thereafter	6,763
Impairment of Long-Lived Assets
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Group are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the Company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. In addition, the Company tests unamortized intangible assets, which primarily relate to water rights, at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, the Company considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If the Company determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. No impairments occurred during 2017, 2016 or 2015.
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

Regulatory Rate Filings
On February 25, 2016, the CPUC passed Resolution W-5074 which affirmed San Jose Water Company’s Water Shortage Contingency Plan in Schedule 14.1 with water allocations and drought surcharges. Schedule 14.1 is the tariff that includes the drought allocations and drought surcharges in effect for residential customers and for dedicated landscape services. San Jose Water Company originally implemented Schedule 14.1 in June 2015 in response to the Governor’s Executive Order B-29-15, and by orders of the State Water Board and the CPUC. San Jose Water Company filed Advice Letters 491 and 493 on June 24, 2016 and June 30, 2016, respectively, with the CPUC to revise the existing Tariff Rule 14.1. The applicable tariffs were revised to reflect SCVWD conservation standard of a 20% reduction from 2013 usage levels. With these advice letters, San Jose Water Company proposed to ease the existing drought allocations and existing drought rules. San Jose Water Company’s requested changes were approved by the CPUC with an effective date of July 1, 2016. Subsequently, with the improved water supply outlook, the allocation and drought surcharge program was suspended effective February 1, 2017.
On November 15, 2016, San Jose Water Company filed Advice Letter No. 498 with the CPUC requesting a revenue increase of $13,205, or 3.8%, for the 2017 escalation year included in the 2015 General Rate Case.  This request was approved and the new rates became effective on January 1, 2017.
On January 6, 2017, San Jose Water Company filed Advice Letter No. 501 with the CPUC requesting authorization to implement a sales reconciliation mechanism to better conform to water forecasts authorized in the last general rate case to recorded consumption for the period of October 2015 through September 2016. The CPUC had ordered all Class A and B water utilities that have a five percent or greater divergence between authorized and actual sales during declared drought years to consider requesting a sales reconciliation mechanism to better conform to sale forecasts authorized in the last general rate case to recorded consumption. On May 3, 2017, the CPUC rejected the filing citing the end of the drought and the improved California water supply conditions. On May 10, 2017, San Jose Water Company formally requested the CPUC’s review of the rejection. The request was rejected by the CPUC on January 11, 2018, due to the improved water supply conditions.
San Jose Water Company filed Advice Letter No. 505 on January 27, 2017 with the CPUC to suspend its allocation program and all drought surcharges in Schedule 14.1, Water Shortage Contingency Plan with Staged Mandatory Reductions and Drought Surcharges.  However, Schedule 14.1, and all of the water use restrictions defined therein, remain in effect in light of the call for continued conservation by the SCVWD and the State Water Resources Control Board.  The allocations and drought surcharges were suspended effective February 1, 2017.
On February 17, 2017, San Jose Water Company filed Advice Letter No. 506 with the CPUC requesting authorization to increase its revenue requirement by $5,339 via a rate base offset for calendar year 2016 plant additions related to the Montevina Water Treatment Plant upgrade project. The bill for a residential customer using 15 CCF per month will increase by $1.52, or 1.5% per month. The advice letter was approved and new rates became effective March 20, 2017.
As required by the CPUC, on April 3, 2017 San Jose Water Company filed an application requesting authority to increase its authorized Cost of Capital for the period from January 1, 2018 through December 31, 2020. The cost of capital determination is a triannual regulatory process in which the CPUC determines a regulated water utility’s cost of long-term debt and common stock and the components of its authorized capital structure. If approved by the CPUC as originally filed, San Jose Water Company’s annual revenues would have increased by approximately $7,550 or about 2.1% in 2018. On February 6, 2018, the CPUC issued a proposed decision. The proposed decision provides for a reduction to San Jose Water Company’s authorized return on equity from 9.43% to 8.30% and its overall return on rate base from 8.09% to 7.19%. The proposal is subject to change until a final CPUC decision is determined at the full CPUC meeting currently scheduled for March 22, 2018. If the proposal is approved without change, the reduction in authorized revenue requirement would be approximately $10,000 for 2018 which could have a material adverse impact on SJW Group’s net income.
On May 2, 2017, San Jose Water Company filed Advice Letter No. 508 with the CPUC to reinstate surcharges to recover the remaining $996 balance from the 2014 Mandatory Conservation Revenue Adjustment Memorandum Account (“MCRAMA”) and to recover the remaining $2,233 balance from the 2015 Water Conservation Memorandum Account (“WCMA”). The under-collections will be recovered via surcharges of $0.08 per CCF and $0.1441 per CCF on the existing quantity rate for the 2014 MCRAMA and the 2015 WCMA, respectively. This request was approved on June 1, 2017. San Jose Water Company anticipates collection of the remaining amounts in less than 12 months.
On May 26, 2017, San Jose Water Company filed Advice Letter No. 509 with the CPUC requesting authorization to increase revenues by $12,407, or approximately 3.46%. The increase is intended to offset the increases to purchased potable water, ground water production, and purchased recycled water charges implemented by San Jose Water Company’s water wholesaler effective July 1, 2017. This request was approved on June 26, 2017.
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
On September 29, 2017, San Jose Water Company filed Advice Letter No. 512 with the CPUC requesting authorization to re-implement a surcharge to recover the under-collected balance of $11,474 remaining from the 2012 General Rate Case true-up due to the delayed 2012 General Rate Case Application decision. Actual sales were substantially lower than the CPUC authorized sales estimate used to calculate the surcharge amount over the three-year recovery period. San Jose water Company is seeking to recover the remaining under-collected balance. This request was withdrawn on January 5, 2018, and the recovery of the remaining under-collected balance was requested as part of our 2018 General Rate Case Application.
On November 15, 2017, San Jose Water Company filed Advice Letter No. 513/513A with the CPUC requesting a revenue increase of $15,670, or 4.22%, for the 2018 escalation year included in the 2015 General Rate Case. This request was approved and the new rates became effective on January 1, 2018.
On November 29, 2017, San Jose Water Company filed Advice Letter No. 514 with the CPUC requesting to adjust the Utilities Reimbursement Account User Fees as directed by CPUC Resolution M-4832. The reimbursement fee was reduced from 1.44% to 1.40%. This request was approved and the new fee became effective on January 1, 2018.
San Jose Water Company filed Advice Letter No. 515 on December 28, 2017 with the CPUC requesting authorization to establish the 2018 Tax Accounting Memorandum Account. This memorandum account will capture any changes to revenue requirement resulting from the impact of the Tax Act signed into law December 22, 2017. This request became effective on January 1, 2018.
On January 4, 2018, San Jose Water Company filed General Rate Case Application No. 18-01-004 requesting authority for an increase of revenue of $34,288, or 9.76%, in 2019, $14,232, or 3.70%, in 2020 and $20,582, or 5.17%, in 2021. The application also includes requests to recover $20,725 from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism, and a shift to greater revenue collection in the service charge. The application is a year-long review process and the new rates, if approved, are expected to be effective January 1, 2019.
CLWSC is subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
Balancing and Memorandum Accounts
For California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC such as the memorandum account for the Tax Act.
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
Based on ASC Topic 980-605-25, San Jose Water Company recognized regulatory assets of $13,699 due to lost revenues accumulated in the 2017 WCMA account for the year ended December 31, 2017. These regulatory assets were partially offset by a regulatory liability in the amount of $6,041 created by Tariff Rule 14.1 drought surcharges collected as allowed for in Advice Letter 473A. At the end of the second quarter of 2017, there was no longer a balance of drought surcharges collected to fully offset the 2017 WCMA account. The remaining balance of $961 in the drought surcharge account at June 30, 2017 is related to amounts collected outside of the California regulated entity. San Jose Water Company reclassified the balance to other noncurrent liabilities on the Consolidated Balance Sheets as of December 31, 2017. Of the $13,699 recognized in the 2017 WCMA account for the year ended December 31, 2017, $7,658 was not covered by drought surcharges and was recognized as revenue for the year ended December 31, 2017, less $1,169 recorded for reserve which is the estimated amount that may not be collected within the 24-month period defined in the guidance. These amounts have been recorded in the 2017 WCMA balance shown in the table below.
In the first quarter of 2017, San Jose Water Company updated the allocation of new customer accounts between residential and business customers to align closer to the current residential and business statistics for the year ended December 31, 2016. The reallocation resulted in a recalculation of the 2016 WCMA account and a recognition of additional regulatory assets of $1,371 for the three months ended March 31, 2017. Based on quantitative as well as qualitative factors, the SJW Group determined that this amount was not material to quarterly or annual net income and earnings per share in 2016, quarterly net income and earnings per share in the first quarter of 2017, and was not material to the 2017 annual financial results. As such, SJW Group corrected the error in the first quarter of 2017. In addition, recorded interest related to the 2016 WCMA balance as of December 31, 2017 was $196. The amount recorded as a regulatory asset was offset by a regulatory liability in the amount of $1,452 during the year ended December 31, 2017 previously created by Tariff Rule 14.1 drought surcharges. These amounts have been recorded in the 2016 WCMA row shown in the table below.
On December 3, 2015, the CPUC approved a surcharge to recover lost revenues for the period of April 1, 2014 through December 31, 2014 related to the ongoing drought and the associated calls for water use reduction from the SCVWD. The resolution authorized San Jose Water Company to recover $4,259 of lost revenues tracked through the WCMA account over a twelve month period via a surcharge of $0.08 per CCF beginning December 9, 2015. A reserve was recorded of $1,278 for the estimated amount that may not be collected within 24 months of December 31, 2015, the year-end of the period in which the revenue is being recorded, in accordance with FASB ASC Topic 980-605-25—“Alternative Revenue Programs”. The reserve was determined based on the difference between authorized usage in the last general rate case decision and an estimate of actual usage over the recovery period, offset by applicable drought surcharges. The net amount of $2,981 had been recorded into the 2014 WCMA in the table below for the year ended December 31, 2015. As of December 31, 2017 and 2016, there was $0 and $1,090 reserve balance, respectively, which has been netted from the balances below.
Based on FASB ASC Topic 980-605-25—“Alternative Revenue Programs,” San Jose Water Company also recognized in revenue $19,854 of lost revenues accumulated in the WCMA account for the year ended December 31, 2015 less a $2,343 reserve for the estimated amount that may not be collected within the 24 month period defined in the guidance. The regulatory asset was offset with the regulatory liability amount of $12,139 representing Tariff Rule 14.1 drought surcharges collected for the same period as allowed for in Advice Letter 473A which was approved by the CPUC and became effective June 15, 2015. The net amount of $5,372 had been recorded as a revenue addition in the 2015 WCMA row in the table below. As of December 31, 2017 and 2016, the reserve balance for the 2015 WCMA was $0 and $2,115, respectively, which has been netted from the balances below.
San Jose Water Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded revenue and regulatory assets as follows:

	For the year ended December 31, 2017
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset and Other	Ending Balance

Memorandum accounts:
2014 WCMA	$—	1,090	(1,047)	—	43
2015 WCMA	1,589	2,101	(3,657)	—	33
2016 WCMA	—	1,567	—	(1,452)	115
2017 WCMA	—	12,530	—	(6,041)	6,489
All others	2,768	1,762	453	—	4,983
Total memorandum accounts	$4,357	19,050	(4,251)	(7,493)	11,663

Balancing accounts:
Water supply costs	5,190	2,921	568	—	8,679
Drought surcharges	(7,688)	—	(765)	8,453	—
Pension	(2,009)	894	(1,344)	—	(2,459)
2012 General Rate Case true-up	20,682	—	(9,363)	—	11,319
2015 General Rate Case true-up	5,528	—	(5,413)	—	115
All others	(151)	(678)	(638)	75	(1,392)
Total balancing accounts	$21,552	3,137	(16,955)	8,528	16,262

Total	$25,909	22,187	(21,206)	1,035	27,925

	For the year ended December 31, 2016
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA	$2,944	188	(3,132)	—	—
2015 WCMA	5,372	211	(3,994)	—	1,589
2016 WCMA	—	16,708	—	(16,708)	—
All others	594	1,756	418	—	2,768
Total memorandum accounts	$8,910	18,863	(6,708)	(16,708)	4,357

Balancing accounts:
Water supply costs	2,771	1,620	799	—	5,190
Drought surcharges	(359)	—	(24,037)	16,708	(7,688)
Pension	(552)	1,120	(2,577)	—	(2,009)
2012 General Rate Case true-up	33,070	—	(12,388)	—	20,682
2015 General Rate Case true-up	—	8,767	(3,239)	—	5,528
All others	1,366	(483)	(1,034)	—	(151)
Total balancing accounts	$36,296	11,024	(42,476)	16,708	21,552

Total	$45,206	29,887	(49,184)	—	25,909

	For the year ended December 31, 2015
	Beginning Balance	Revenue Increase (Reduction)	Refunds (Collections)	Surcharge Offset	Ending Balance

Memorandum accounts:
2014 WCMA	$—	2,981	(37)	—	2,944
2015 WCMA	—	17,511	—	(12,139)	5,372
All others	$(1,377)	1,494	477	—	594
Total memorandum accounts	$(1,377)	21,986	440	(12,139)	8,910

Balancing accounts:
Water supply costs	890	2,025	(144)	—	2,771
Drought surcharges	—	—	(12,498)	12,139	(359)
Pension	1,412	(924)	(1,040)	—	(552)
2012 General Rate Case true-up	44,400	1,937	(13,267)	—	33,070
All others	1,736	(293)	(77)	—	1,366
Total balancing accounts	$48,438	2,745	(27,026)	12,139	36,296

Total	$47,061	24,731	(26,586)	—	45,206
As of December 31, 2017, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,738.
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
For a discussion on the effects of the revaluation of deferred tax assets and liabilities resulting from the Tax Act and the change in the tax gross-up on regulatory assets and liabilities as of December 31, 2017, see Note 5, “Income Taxes.”
Regulatory assets and liabilities are comprised of the following as of December 31:

	2017	2016
Regulatory assets:
Income tax temporary differences, net	$—	10,139
Postretirement pensions and other medical benefits	68,556	109,795
Balancing and memorandum accounts, net	27,925	25,909
Other, net	3,073	5,930
Total regulatory assets, net in Consolidated Balance Sheets	$99,554	151,773
Less: current regulatory asset, net	—	16,064
Total regulatory assets, net, less current portion	$99,554	135,709

Regulatory liability:
Income tax temporary differences, net	$62,476	—
Total regulatory liability in Consolidated Balance Sheets	$62,476	—

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
See Note 5, “Income Taxes” for discussion on the effect of the Tax Act on the consolidated balance sheets as of December 31, 2017 and the related consolidated statements of comprehensive income.
Advances for Construction and Contributions in Aid of Construction
In California, advances for construction received after 1981 are refunded ratably over 40 years. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2018	$2,766
2019	2,766
2020	2,766
2021	2,766
2022	2,766
Thereafter	52,338

As of December 31, 2017, advances for construction was $83,695 of which $17,527 was related to non-refundable advances for construction.
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
For a discussion on the change in the tax gross-up related to the asset retirement obligation as of December 31, 2017, see Note 5, “Income Taxes.”
For the years ended December 31, 2017 and 2016, the asset retirement obligation is as follows:

	2017	2016
Retirement obligation	$5,231	4,835
Discount rate	6%	6%
Present value, recorded as a liability	1,184	1,966
Deferred tax	—	1,352
Regulatory asset	$1,184	3,318
Revenue
SJW Group recognizes its regulated and non-tariffed revenue when services have been rendered, in accordance with ASC Topic 605.
Metered revenue of Water Utility Services includes billing to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. Water Utility Services read the majority of its customers’ meters on a bi-monthly basis and records its revenue based on its meter reading results. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. Actual results could differ from those estimates, which may result in an adjustment to the operating revenue in the period which the revision to Water Utility Services’ estimates is determined. San Jose Water Company also recognizes balancing and memorandum accounts in its revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support for balance recognition, the balances are recorded in SJW Group’s financial statements. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25 in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end the revenue is recorded. A reserve will be recorded for amounts which we estimate will not be collected within the 24 month criteria. This reserve will be based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges, if any.
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2017, 2016 and 2015, the surcharge was $5,235, $3,807 and $4,605, respectively.
Revenue from San Jose Water Company’s non-tariffed utility operations, maintenance agreements or antenna site leases are recognized when services have been rendered. Non-tariffed operating revenue in 2017, 2016 and 2015 includes $7,419,

$6,451 and $6,145, respectively, from the operation of the City of Cupertino municipal water system. Revenue from SJW Land Company properties is recognized ratably over the term of the related leases.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classifications on the statement of cash flows and forfeiture rate calculations. SJW Group adopted this standard as of the first quarter of 2017. ASU 2016-09 requires recognition of excess tax benefits and deficiencies in the income statement, which resulted in the recognition of $500 in income tax benefit for the three months ended March 31, 2017. Prior to adoption, these amounts were recognized as additional paid-in capital. SJW Group did not have any unrecognized excess tax benefits to reclassify upon adoption of this standard. The ASU also requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares when calculating diluted earnings per shares using the treasury stock method. The effect of this change on diluted earnings per share was immaterial. In addition, excess income tax benefits from share-based compensation are now classified as cash flows from operating activities on the consolidated statements of cash flows. Further, ASU 2016-09 requires, on a retrospective basis, that employee taxes paid for withheld shares be classified as cash flows from financing activities rather than cash flows from operating activities. As such, the consolidated statements of cash flows for SJW Group for the periods presented have been reclassified to reflect this change. The change resulted in an increase to cash flows from operating activities and a decrease to cash flows from financing activities of $818, $499, and $897 for the years ended December 31, 2017, 2016 and 2015, respectively. SJW Group has elected to account for actual forfeitures as they occur upon adoption of the new guidance. Management determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore SJW Group did not record an adjustment.
Maintenance Expense
Planned major maintenance projects are charged to expense as incurred.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plans. Restricted common stock units of 4,474, 6,689 and 1,978 as of December 31, 2017, 2016 and 2015, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 2.	Capitalization
SJW Group is authorized to issue 36,000,000 shares of common stock of $0.001 par value per share. At December 31, 2017 and 2016, 20,520,856 and 20,456,225, respectively, shares of common stock were issued and outstanding.
At December 31, 2017 and 2016, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for SJW Group. At December 31, 2017 and 2016, no shares of preferred stock were issued or outstanding.

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
On June 1, 2016, SJW Group and SJW Land Company (collectively, the “Borrowers”), entered into a $15,000 credit agreement with the Lender (the “SJW Group Credit Agreement”), which provides an unsecured credit facility to the Borrowers with a letter of credit sublimit of $5,000. The SJW Group Credit Agreement matures on June 1, 2021. Borrowings under the SJW Group Credit Agreement bear interest under the same terms and conditions as those in the Credit Agreement.
In addition, on June 1, 2016, SJW Group, as guarantor, and SJWTX, Inc. (the “Borrower”), entered into a $5,000 credit agreement with the Lender (the “SJWTX Credit Agreement”), which provides an unsecured credit facility to the Borrower with a letter of credit sublimit of $1,000. The SJWTX Credit Agreement matures on June 1, 2021.
As of December 31, 2017 and 2016, SJW Group had outstanding balances on the lines of credit of $25,000 and $14,200, respectively.
Cost of borrowing on the lines of credit averaged 2.27% and 1.48% as of December 31, 2017 and 2016, respectively.
The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2017, SJW Group and SJWTX, Inc. were in compliance with all covenants.
San Jose Water Company’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2017, San Jose Water Company was in compliance with all covenants.

Note 4.	Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Due Date	2017	2016
Senior notes, San Jose Water Company:
Series A 8.58%	2022	$20,000	20,000
Series B 7.37%	2024	30,000	30,000
Series C 9.45%	2020	10,000	10,000
Series D 7.15%	2026	15,000	15,000
Series E 6.81%	2028	15,000	15,000
Series F 7.20%	2031	20,000	20,000
Series G 5.93%	2033	20,000	20,000
Series H 5.71%	2037	20,000	20,000
Series I 5.93%	2037	20,000	20,000
Series J 6.54%	2024	10,000	10,000
Series K 6.75%	2039	20,000	20,000
Series L 5.14%	2044	50,000	50,000
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000
SJW Group Series A 4.35%	2021	50,000	50,000
Total senior notes		$315,000	315,000
444 West Santa Clara Street, L.P. 5.68% (non-recourse to SJW Land Company)	2021	—	2,717
California Pollution Control Financing Authority Revenue Bonds 5.10%, San Jose Water Company	2040	50,000	50,000
California Pollution Control Financing Authority Revenue Bonds 4.75%, San Jose Water Company	2046	70,000	70,000
Total debt		$435,000	437,717
Less:
Unamortized debt issuance costs related to debt above		3,908	4,257
Current portion		—	125
Total long-term debt, less current portion		$431,092	433,335
Senior notes held by institutional investors are unsecured obligations of SJW Group, San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.
The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2017, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2017, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJW Group has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2017, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.

SJW Land Company had two mortgage loans, one for its Arizona property and one for its Tennessee property, that were due in 2016 and 2017. These loans amortized over 10 years, were secured by two properties and carried a fixed interest rate with 120 monthly principal and interest payments. The loan agreements had restrictions from prepayments in the first three years and had required submission of periodic financial reports as part of the loan covenants. During the year ended December 31, 2016, the two mortgage loans were paid off.
444 West Santa Clara Street, L.P., in which SJW Land Company owns a 70% limited partnership interest, had a mortgage loan that was secured by the partnership’s real property and was non-recourse to SJW Land Company. The mortgage loan was due in 2021 and was being amortized over 20 years with an interest rate of 5.68%. As of December 31, 2017, the loan was paid off as part of the sale of the partnership’s real property.
On December 15, 2016, San Jose Water Company entered into a loan agreement with the California Pollution Control Financing Authority (“CPCFA”). The CPCFA had simultaneously entered into an indenture with The Bank of New York Mellon Trust Company, N.A. as trustee pursuant to which the CPCFA issued $70,000 in aggregate principal of its 4.75% fixed rate revenue bonds. The CPCFA loaned the proceeds of the bond issuance to San Jose Water Company pursuant to the loan agreement. The terms of the revenue bonds provide for interest only payments until maturity, which is November 1, 2046. As of December 31, 2016, $19,001 in loan proceeds were being held as restricted cash by the trustee for the revenue bonds until certain conditions were met. On January 10, 2017, the conditions were met and the trustee released the remaining loan proceeds to San Jose Water Company.
San Jose Water Company has obligations pursuant to loan agreements with the CPCFA totaling $120,000 in aggregate principal amounts of CPCFA revenue bonds outstanding as of December 31, 2017. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2017, San Jose Water Company was in compliance with all such covenants.
The fair value of long-term debt as of December 31, 2017 and 2016 was approximately $537,840 and $502,446, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

Note 5.	Income Taxes
The components of income tax expense were:

	2017	2016	2015
Current:
Federal	$29,377	21,651	3,723
State	6,452	7,088	3,924
Deferred:
Federal	(1,174)	6,119	16,109
State	738	(1,316)	(484)
	$35,393	33,542	23,272

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $96,493, $86,381 and $61,154 in 2017, 2016 and 2015:

	2017	2016	2015
“Expected” federal income tax	$33,773	30,233	21,404
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	4,986	4,874	3,332
Dividend received deduction	(18)	(21)	(43)
Uncertain tax positions	12	16	3
Sales & Use Enterprise Zone Credit	(9)	(117)	—
Tangible Property Regulations	(1,159)	(1,184)	(1,081)
Tax reform - rate change impact on deferred taxes	(2,357)	—	—
Noncontrolling interest income	(664)	—	—
Other items, net	829	(259)	(343)
	$35,393	33,542	23,272

The components of the net deferred tax liability as of December 31 was as follows:

	2017	2016
Deferred tax assets:
Advances and contributions	$9,929	17,196
Unamortized investment tax credit	441	644
Pensions and postretirement benefits	21,349	3,927
California franchise tax	1,058	2,331
Other	3,110	4,802
Total deferred tax assets	$35,887	28,900
Deferred tax liabilities:
Utility plant	$94,414	177,338
Pension and postretirement benefits	19,184	44,737
Investment in stock	1,199	1,280
Deferred gain and other-property related	5,640	9,769
Debt reacquisition costs	204	347
Other	1,041	632
Total deferred tax liabilities	$121,682	234,103
Net deferred tax liabilities	$85,795	205,203
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
The change in the net deferred tax liabilities of $119,408 in 2017 included non-cash items of $118,972 consisting primarily of the revaluation of deferred tax assets and liabilities which was booked as a regulatory liability. In addition, in connection with its review and revaluation of deferred taxes due to passage of the Tax Act in the fourth quarter of 2017, SJW Group determined that it had previously improperly grossed up regulatory assets and related deferred tax balances related to pensions, accrued vacation, and asset retirement obligations. The impact of this error was to overstate regulatory assets and deferred tax liabilities by $27,833 in 2017 and $47,123 in 2016. There was no associated impact on income, equity (including retained earnings), or cash flows in 2017, 2016, or 2015. Based on quantitative and qualitative factors, SJW Group determined that this amount was not material to quarterly or annual Consolidated Balance Sheets in fiscal year 2017 or 2016. As a result, SJW Group corrected the error in the current period.
The change in the net deferred tax liabilities of $6,428 in 2016 included non-cash items of $1,625 for regulatory assets and liabilities primarily relating to income tax temporary differences.

The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,359 and $1,184 as of December 31, 2017 and 2016, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $46 and $33 as of December 31, 2017 and 2016, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2016	$1,132
Increase related to tax positions taken during a prior year, including interest	185
Reductions related to tax positions taken in a prior year, including interest	(10)
Balance at December 31, 2017	$1,307
SJW Group’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $46 as of December 31, 2017. SJW Group has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2017 was an expense of $12.
SJW Group does not foresee material changes to its gross uncertain tax liability due to the lapse of the statute of limitations within the next 12 months following December 31, 2017.
In the fourth quarter of 2016, SJW Group recorded $117 in State of California enterprise zone sales and use tax credits related to tax years 2013 and 2014. In the second quarter of 2014, SJW Group had recorded $880 in State of California enterprise zone sales and use tax credits related to tax years 2008 through 2012. On July 24, 2017, SJW Group received notification that the California Franchise Tax Board completed its audit of SJW Group’s refund claims for fiscal years 2008 through 2012. SJW Group received a refund of $1,294 from the California Franchise Tax Board in the third quarter of 2017 which includes net operating loss carryback refund of $404.
On February 5, 2018, SJW Group received notification from the Texas Comptroller of Public Accounts regarding an audit of the Texas Franchise Tax Report for the tax year 2015. SJW Group is in the process of providing a response to the audit questionnaire.
SJW Group applied the accounting method changes required to comply with the Tangible Property Regulations starting with the 2014 tax returns. As of December 31, 2017, the 2017 federal and state repairs and maintenance deduction under the new methodology was $20,168, resulting in an estimated $7,059 federal deferred tax liability and a state income tax benefit of $1,159.
As of December 31, 2016, the 2016 federal and state repairs and maintenance deduction under the new methodology was $20,611, resulting in an estimated $7,214 federal deferred tax liability and a state income tax benefit of $1,184.
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes a number of changes in existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%. The rate reduction is effective on January 1, 2018.
The SEC issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which provides for up to a one year period in which to complete the required analysis and income tax accounting for the Tax Act. SAB 118 describes three scenarios associated with a company’s status of accounting for income tax reform (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being effective.
In accordance with Generally Accepted Accounting Principles (“GAAP”), SJW Group has recorded the revaluation of deferred taxes and related impacts using the new corporate tax rate in its December 31, 2017 consolidated financial statements. The amounts recorded are based on information known and reasonable estimates used as of December 31, 2017, but are subject to change based on a number of factors, including further actions of regulators, SJW Group filing its tax returns for the year ended December 31, 2017, and completion of SJW Group’s interim and annual consolidated financial statements for the year ending December 31, 2018. As such, SJW Group has recorded this estimate as a provisional amount.
Under GAAP, the net deferred tax liabilities are required to be revalued during the period in which the new tax legislation is enacted. Accordingly, SJW Group revalued its deferred tax assets and liabilities in the fourth quarter of 2017. SJW Group recorded a tax benefit of $2,357 related to the deferred taxes revaluation impacting non-regulated operations due to the tax rate reduction. However, for regulated operations governed by state public utility commissions, the lower tax rate benefits are expected to flow back to customers under current normalization rules and agreed-upon methods with the commissions. The revaluation of deferred tax assets and liabilities of the regulated operations resulted in a decrease in net deferred tax liabilities of $83,666 which was recorded as a regulatory liability.

The reduction in corporate tax rate is expected to result in overall lower tax expense beginning in 2018. The CPUC has directed San Jose Water Company to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The CPUC has indicated that the net benefit from implementing the new law should ultimately be passed on to the ratepayers. The PUCT has directed water utilities to record as a regulatory liability the difference between the revenues collected under existing rates and the revenue that would have been collected had the existing rates been set using the new federal statutory income tax rate. The benefit associated with regulatory activities are expected to flow back to ratepayers as directed by the CPUC and PUCT, with no impact to net income.
SJW Group files U.S. federal income tax returns and income tax returns in various states. SJW Group is no longer subject to tax examination for fiscal years prior to 2014 for federal purposes and 2013 for state purposes. The open tax years for the jurisdictions in which SJW Group files are as follows:

Jurisdiction	Years Open
Federal	2014 - 2016
California	2013 - 2016
Arizona	2013 - 2016
Connecticut	2014
Tennessee	2014 - 2016
Texas	2013 - 2016

Note 6.	Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system and other intangibles of $7,613 as of December 31, 2017. Other intangibles consists of $3,771 which was paid for service area and water rights related to CLWSC, $2,537 for infrastructure related to the Cupertino service concession arrangement, $1,040 incurred in conjunction with SCVWD water contracts related to the operation of San Jose Water Company and $265 in other miscellaneous intangibles. All intangible assets are recorded at cost and all, except for TWA water rights, are being amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years. TWA water rights were not amortized as they were determined to have an indefinite useful life. On November16, 2017, SJW Group sold all of its equity interests in TWA which included all of the TWA water rights at a book value of $10,781. See Note 13, “Texas Water Alliance.”
Amortization expense for the intangible assets was $616, $530 and $453 for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense for 2018 through 2022 is anticipated to be $616 per year.
The costs of intangible assets as of December 31, 2017 and 2016 are as follows:

	2017	2016
Concession fees	$6,800	6,800
Other intangibles	7,613	17,189
Intangible assets	14,413	23,989
Less: Accumulated amortization
Concession fees	5,508	5,236
Other intangibles	2,585	2,412
Net intangible assets	$6,320	16,341

Note 7.	Commitments
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2017, 2016 and 2015, San Jose Water Company purchased from SCVWD 20,172 million gallons ($76,106), 18,241 million gallons ($61,645) and 18,482 million gallons ($52,553), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on June 14, 2016, the contractual delivery schedule was reduced by 20% through January 31, 2017. On January 31, 2017, SCVWD Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2018. Based on current prices and estimated deliveries, San Jose Water Company is committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 19,748 million gallons ($77,271) of water at the current contract water rate of $3.9 per million gallons in the year ending December 31, 2018. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available.
In 1997, San Jose Water Company entered into a 25-year contract agreement with the City of Cupertino to operate the City’s municipal water system. San Jose Water Company paid a one-time, upfront concession fee of $6,800 to the City of Cupertino which is amortized over the contract term. Under the terms of the contract agreement, San Jose Water Company assumed responsibility for maintenance and operating costs, while receiving all payments for water service. Water service rates are generally subject to approval by the Cupertino City Council.
CLWSC has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment.
As of December 31, 2017, San Jose Water Company had 368 employees, of whom 134 were executive, administrative or supervisory personnel, and of whom 234 were members of unions. In November 2016, San Jose Water Company reached three-year collective bargaining agreements with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2017 through December 31, 2019. The agreements include a 3.5% wage increase in 2017, 3% in 2018 and 4% in 2019 for union workers as well as increases in medical co-pays and employee cost-sharing.

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
On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated for $11,000. 444 West Santa Clara Street, L.P. recognized a pre-tax gain on sale of real estate investments of $6,323, after selling expenses of $1,157. SJW Land Company holds a 70% limited interest in 444 West Santa Clara Street, L.P. SJW Land Company and the noncontrolling interest recognized a pre-tax gain on sale of real estate investments of $4,427 and $1,896, respectively, on the transaction.
The consolidated financial statements of SJW Group at December 31, 2017 and 2016 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances and transactions have been eliminated. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements.

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
The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives (the “Committee”). The Committee has retained an investment consultant, Wells Fargo Advisors Financial

Network, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the Committee to the investment managers who are monitored by the investment consultant. Investment guidelines provided in the Investment Policy Statement require that at least 25% of plan assets be invested in fixed income securities. As of December 31, 2017, the plan assets consist of approximately 32% bonds, 6% cash equivalents, and 62% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s as defined by the Investment Policy Statement. The investment managers’ performance is reviewed regularly by the investment consultant who provides semi-annual reports to the Committee for review.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants of 12.82 years for actuarial expense calculation purposes. Market losses in 2016 increased pension expense by approximately $200 in 2017 and market losses in 2015 increased pension expense by approximately $898 in 2016.
For the past 10 years, the plan has achieved a 6.07% return on its investments while the applicable benchmark was 6.34% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the past five years, the investment managers, following the required investment guidelines, achieved a 8.55% return on their investments, while the applicable benchmark was 9.22% for the same period.
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
Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company’s Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan. Both of the plans are non-qualified plans in which only officers and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The plans, which are unfunded, had a projected benefit obligation of $24,832 and $19,051 as of December 31, 2017 and 2016, respectively, and net periodic pension cost of $2,186, $1,729 and $1,542 for 2017, 2016 and 2015, respectively.
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
Deferral Plan
San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by San Jose Water Company. San Jose Water Company contributions were $1,585, $1,242 and $1,149 in 2017, 2016 and 2015, respectively.

Special Deferral Election Plan and Deferral Election Program
SJW Group maintains a Special Deferral Election Plan allowing certain executives and a Deferral Election Program allowing non-employee directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. Executives and non-employee directors had deferred $4,528, $4,250 and $4,073 under the plans as of December 31, 2017, 2016 and 2015, respectively.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
	%	%	%	%	%	%
Discount rate	4.04	4.24	3.88	3.93	4.10	3.80
Expected return on plan assets	7.00	7.00	7.00	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
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
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
	%	%	%	%
Discount rate	3.52	4.04	3.45	3.93
Rate of compensation increase	4.00	4.00	N/A	N/A

San Jose Water Company utilized each plan’s projected benefit stream in conjunction with the Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

In 2017 and 2016, San Jose Water Company adopted the newly issued MP-2017 and MP-2016, respectively, Mortality Improvement Scales to determine mortality assumptions. The tables and scales reflect increasing life expectancies of participants in the United States. See also “Reconciliation of Funded Status” below.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Service cost	$4,699	4,447	5,072	$529	527	379
Interest cost	6,993	6,830	6,342	634	655	504
Expected return on assets	(7,888)	(7,288)	(6,984)	(376)	(292)	(283)
Amortization of prior service cost	94	376	376	198	197	197
Recognized actuarial loss	3,844	3,527	4,005	273	316	188
Net periodic benefit cost	$7,742	7,892	8,811	$1,258	1,403	985

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$174,097	164,268	$16,461	16,420
Service cost	4,699	4,447	529	527
Interest cost	6,993	6,830	634	655
Actuarial (gain)/loss	16,552	3,967	1,124	(528)
Implicit rate subsidy	—	—	(196)	(179)
Benefits paid	(6,134)	(5,415)	(549)	(434)
Benefit obligation at end of year	$196,207	174,097	$18,003	16,461
Change in plan assets
Fair value of assets at beginning of year	$113,895	104,953	$5,366	4,462
Actual return on plan assets	17,298	5,936	736	295
Employer contributions	8,301	8,421	702	793
Benefits paid	(6,134)	(5,415)	—	(184)
Fair value of plan assets at end of year	133,360	113,895	6,804	5,366
Funded status at end of year	$(62,847)	(60,202)	$(11,199)	(11,095)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Current liabilities	$1,099	1,032	$86	87
Noncurrent liabilities	61,748	59,170	11,113	11,008
	$62,847	60,202	$11,199	11,095

San Jose Water Company recorded a regulatory asset, including a gross-up for taxes, on the projected benefit obligation of the postretirement benefit plans as follows:

	2017	2016
Funded status of obligation	$74,046	71,297
Accrued benefit cost	(5,490)	(6,239)
Amount to be recovered in future rates	68,556	65,058
Tax gross-up	—	44,737
Regulatory asset	$68,556	109,795
For a discussion on the change in the tax gross-up for the regulatory assets related to postretirement pensions and other medical benefits as of December 31, 2017, see Note 5, “Income Taxes.”
The estimated amortization for the year ended December 31, 2018 is as follows:

	Pension Benefits	Other Benefits
Amortization of prior service cost	$51	197
Amortization of loss	3,794	296
Total	$3,845	493

Plan Assets
Plan assets for the years ended December 31 were as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Fair value of assets at end of year:
Debt securities	$42,784	38,887	$1,710	1,627
	32%	34%	25%	30%
Equity securities	83,352	66,022	4,111	2,675
	63%	58%	60%	50%
Cash and equivalents	7,224	8,986	983	1,064
	5%	8%	14%	20%
Total	$133,360	113,895	$6,804	5,366

The following tables summarize the fair values of plan assets by major categories as of December 31, 2017 and 2016:

			Fair Value Measurements at December 31, 2017
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$8,207	$8,207	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,413	6,376	37	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	50,351	50,351	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	9,358	9,358	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value, Russell 2500	8,725	8,725	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,973	5,973	—	—
REIT	NAREIT—Equity REIT’s	6,143	—	6,143	—
Fixed Income (b)	(b)	44,994	—	44,994	—
Total		$140,164	$88,990	$51,174	$—
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

In 2018, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,593 to the pension plan and other postretirement benefit plan.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2018	$6,941	$795
2019	7,032	817
2020	7,392	823
2021	7,741	868
2022	8,013	916
2023 - 2027	43,828	5,032

Note 11.	Equity Plans
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
As of December 31, 2017, 2016 and 2015, 628,546, 576,074 and 516,956 shares have been issued pursuant to the Plan, and 228,885, 229,972 and 245,976 shares are issuable upon the exercise of outstanding options, restricted stock units, and deferred restricted stock units for the years ended 2017, 2016 and 2015, respectively. The remaining shares available for issuance under the Plan are 942,569 as of December 31, 2017. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2017	2016	2015
Compensation costs charged to income:
ESPP	$214	168	158
Restricted stock and deferred restricted stock	2,429	1,523	1,445
Total compensation costs charged to income	$2,643	1,691	1,603
Proceeds from the exercise of stock options and similar instruments:
ESPP	1,215	954	895
Total proceeds from the exercise of stock options and similar instruments	$1,215	954	895
Excess tax benefits realized from share options exercised and stock issuance:
Restricted stock and deferred restricted stock	—	203	634
Total excess tax benefits realized from share options exercised and stock issuance	$—	203	634
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
On January 24, 2017, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 10,744 that will vest based on the actual attainment of specified performance goals measured for the 2017 calendar year and continued service through December 31, 2017. Of such performance-based restricted stock units, units covering 6,639 shares of common stock were granted to a key officer which would only vest on the actual attainment of a specified performance goal and the number of shares issuable under this award is either 0% or 100%. The number of shares issuable under the remaining units, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $50.24 per unit which was based on the award grant date fair value is being recognized assuming the performance goals will be attained at 100% of target. As of December 31, 2017, the specified performance goals and service requirement were met of the key officer and certain officers and 100% and 150%, respectively, of the target number of shares is expected to vest on February 26, 2018 and issued on February 28, 2018 upon approval of the Executive Compensation Committee of the Board on February 26, 2018.
On January 24, 2017, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 2,737 that will vest based on the actual attainment of specified performance goals for the 2019 calendar year and continued service through December 31, 2019. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $48.56 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of December 31, 2017, the forecast determines a potential payout of the specified performance goals and service requirement of 100% of the target number of shares to vest in 2020.
On April 26, 2017, restricted stock units covering an aggregate of 9,240 shares of common stock of SJW Group were granted to the non-employee board members of SJW Group. The units vest upon continuous board service through the day immediately preceding the date of the next annual stockholder meeting with no dividend equivalent rights. Share-based compensation expense of $51.13 per unit which is based on the award grant date fair value is being recognized over the service period beginning in 2017.
On November 6, 2017, restricted stock units covering 14,552 shares of common stock of SJW Group were granted to a key executive of SJW Group. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense of $59.31 per unit which is based on the award grant date fair value is being recognized over the service period beginning in 2017.
On August 4, 2014, a key employee of SJW Group was granted performance-based restricted stock units covering a target number of shares of SJW Group’s common stock equal to 19,917 that would convert, if earned, between August 4, 2014 and December 31, 2017, based on the terms of the award. The number of shares issuable under the award, ranged between 0% and 200% of the target number of shares, based on the level of actual attainment of specified performance goals. These units do not include dividend equivalent rights. The fair value of the performance-based restricted awards was estimated utilizing the Monte Carlo valuation model, using the fair value of SJW Group’s common stock with the effect of market condition and no dividend yield on the date of grant, and assumed the performance goals will be attained. Share-based compensation expense is recognized at $26.81 per unit. If such goals were not met and requisite service not rendered, no compensation cost would be recognized and any recognized compensation cost would have been reversed. As of December 31, 2017, the specified performance goals and service requirement were met and 200% of the target number of shares is expected to vest on February 26, 2018 and issued on February 28, 2018 upon approval of the Executive Compensation Committee of the Board on February 26, 2018.
A summary of SJW Group’s restricted and deferred restricted stock awards as of December 31, 2017, and changes during the year ended December 31, 2017, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2017	192,720	$21.69
Issued	48,754	$52.19
Vested	(50,978)	$27.99
Forfeited or expired	—	$—
Outstanding as of December 31, 2017	190,496	$27.81
Shares vested as of December 31, 2017	103,013	$16.71

A summary of the status of SJW Group’s nonvested restricted and deferred restricted stock awards as of December 31, 2017, and changes during the year ended December 31, 2017, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2017	85,903	$28.00
Granted	48,754	$52.19
Vested	(47,174)	$29.10
Forfeited	—	$—
Nonvested as of December 31, 2017	87,483	$40.89

As of December 31, 2017, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,569. This cost is expected to be recognized over a weighted-average period of 1.14 years.
Dividend Equivalent Rights
Under the Plan, certain holders of restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued.
The Deferred Restricted Stock and Deferral Election Programs for non-employee Board members were amended effective January 1, 2008, to allow the DERs’ with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs’ conversion into deferred restricted stock units under such programs will occur on the first business day in January 2018. Previously, no such time limitation was placed in the Deferred Restricted Stock and Deferral Election Program.
As of December 31, 2017, 2016 and 2015, a cumulative of 77,034, 74,403 and 70,691 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2017, 2016 and 2015, $139, $114 and $114, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.
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
As of December 31, 2017, the 2014 ESPP had six purchase intervals since its inception. For the year ended December 31, 2017, 2016 and 2015, a total of 27,743, 30,214 and 33,318 shares, respectively, were issued under the 2014 ESPP and ESPP. Prior to the inception of the 2014 ESPP plan, the ESPP had seventeen purchase intervals. The plan has no look-back provisions. For the years ended December 31, 2017, 2016 and 2015, cash received from employees towards the 2014 ESPP and ESPP amounted to $1,282, $1,060 and $916, respectively.
For the years ended December 31, 2017, 2016 and 2015, SJW Group’s recorded expenses were $229, $185 and $162 related to the 2014 ESPP and the prior ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ended January 31, 2018 for the 2014 ESPP is approximately $99. This cost is expected to be recognized during the first quarter of 2018.

Note 12.	Segment and Non-Tariffed Businesses Reporting
SJW Group is a holding company with three subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and non-tariffed businesses, (ii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., operate commercial building rentals, and (iii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation.  Texas Water Alliance Limited was a non-tariffed water utility operation undertaking activities that are necessary to develop a water supply project in Texas. On November 16, 2017, all equity interest in TWA was sold to GBRA. See Note 13 below. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company and, up to the date of the sale, including Texas Water Alliance, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the President and Chief Executive Officer, and his senior staff. The senior staff reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiaries.

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

	For year ended December 31, 2017
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	376,104	7,419	5,702	—	376,104	13,121	389,225
Operating expense	279,833	4,855	3,688	2,770	279,833	11,313	291,146
Operating income (loss)	96,271	2,564	2,014	(2,770)	96,271	1,808	98,079
Net income before noncontrolling interest	47,736	1,137	8,089	4,138	47,736	13,364	61,100
Depreciation and amortization	46,500	572	1,220	—	46,500	1,792	48,292
Senior note, mortgage and other interest expense	20,670	—	60	2,199	20,670	2,259	22,929
Income tax expense in net income	30,127	993	644	3,629	30,127	5,266	35,393
Assets	1,406,221	4,471	47,668	(359)	1,406,221	51,780	1,458,001

	For year ended December 31, 2016
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	326,547	6,442	6,717	—	326,547	13,159	339,706
Operating expense	236,459	4,257	4,074	1,800	236,459	10,131	246,590
Operating income (loss)	90,088	2,185	2,643	(1,800)	90,088	3,028	93,116
Net income (loss) before noncontrolling interest	45,594	954	7,406	(1,115)	45,594	7,245	52,839
Depreciation and amortization	42,709	480	1,436	—	42,709	1,916	44,625
Senior note, mortgage and other interest expense	18,667	—	912	2,259	18,667	3,171	21,838
Income tax expense in net income	27,902	750	4,235	655	27,902	5,640	33,542
Assets	1,368,886	17,794	54,818	1,878	1,368,886	74,490	1,443,376

	For year ended December 31, 2015
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	291,949	6,145	6,988	—	291,949	13,133	305,082
Operating expense	214,538	4,149	4,079	2,356	214,538	10,584	225,122
Operating income (loss)	77,411	1,996	2,909	(2,356)	77,411	2,549	79,960
Net income (loss) before noncontrolling interest	38,402	882	953	(2,355)	38,402	(520)	37,882
Depreciation and amortization	38,742	434	1,564	—	38,742	1,998	40,740
Senior note, mortgage and other interest expense	18,935	—	1,019	2,232	18,935	3,251	22,186
Income tax expense (benefit) in net income	23,802	730	513	(1,773)	23,802	(530)	23,272
Assets	1,250,552	18,106	65,571	3,096	1,250,552	86,773	1,337,325
____________________
(1)    The “All Other” category includes the accounts of SJW Group on a stand-alone basis.

Note 13.	Texas Water Alliance Limited
On February 22, 2016, SJW Group entered into a Purchase and Sale Agreement with the GBRA pursuant to which SJW Group agreed to sell all of its equity interests in TWA to GBRA for $31,000 in cash (the “TWA Agreement”). On November 16, 2017, the sales transaction closed. As provided in the Agreement, GBRA held back $3,000 (“Holdback Amount“) from the payment of the purchase price at the closing, which amount will be paid to SJW Group on June 30, 2021, subject to reduction under certain conditions. The transaction resulted in a pre-tax gain on sale of utility property of $12,501, excluding the Holdback Amount.

Note 14.	California Water Service Group Stock
SJW Group classifies its investment in California Water Service Group as available-for-sale.
As of December 31, 2017, SJW Group held 100,000 shares of California Water Service Group. The stock is carried at quoted market price with changes in unrealized gain or loss reported, net of tax, as a component of other comprehensive income.
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
As of December 31, 2017 and 2016, fair value of the Company’s investment in California Water Service Group was $4,535 and $3,390, respectively, and would be categorized as Level 1 of the fair value hierarchy.

Note 15.	Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2017 Quarter Ended
	March	June	September	December
Operating revenue	$69,045	102,073	124,578	93,529
Operating income	10,833	30,787	38,245	18,214
SJW Group net income	3,671	18,688	19,540	17,305
Comprehensive income	3,787	18,744	19,620	17,732
Earnings per share:
—Basic	0.18	0.91	0.95	0.84
—Diluted	0.18	0.90	0.94	0.84
Market price range of stock:
—High	55.30	53.00	57.43	68.13
—Low	46.13	45.74	48.46	57.60
Dividend per share	0.22	0.22	0.22	0.38

	2016 Quarter Ended
	March	June	September	December
Operating revenue	$61,112	86,944	112,344	79,306
Operating income	10,581	29,800	36,346	16,389
SJW Group net income	3,378	16,775	18,959	13,727
Comprehensive income	3,908	15,520	18,790	13,834
Earnings per share:
—Basic	0.17	0.82	0.93	0.67
—Diluted	0.16	0.82	0.92	0.67
Market price range of stock:
—High	37.50	39.38	46.66	56.69
—Low	29.35	32.66	38.13	42.19
Dividend per share	0.20	0.20	0.20	0.20

SJW Group
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2017, 2016 and 2015
(in thousands)

Description	2017	2016	2015
Allowance for doubtful accounts:
Balance, beginning of period	$200	200	150
Charged to expense	399	504	392
Accounts written off	(675)	(681)	(528)
Recoveries of accounts written off	266	177	186
Balance, end of period	$190	200	200
Reserve for litigation and claims:
Balance, beginning of period	$2,105	263	133
Charged to expense	528	2,186	213
Revision to accrual, due to settlements	(245)	(19)	(16)
Payments	(496)	(325)	(67)
Balance, end of period	$1,892	2,105	263

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
SJW Group’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Based on this assessment, management has concluded SJW Group’s internal control over financial reporting as of December 31, 2017 was effective.
Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.

Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

Item 9B.	Other Information
SJW Group intends to post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The content of SJW Group’s website is not incorporated by reference to or part of this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Group’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be held on April 25, 2018 (the “2018 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
Corporate Governance Policies and Board Committee Charters
The Corporate Governance Policies and the charters for the board committees—the Audit Committee, Executive Compensation Committee, and Nominating & Governance Committee—are available at the Company’s website at http://www.sjwgroup.com. Stockholders may also request a free hard copy of the Corporate Governance Policies and the charters from the following address and phone number:
SJW Group
110 West Taylor Street
San Jose, CA 95110
Attn: Corporate Secretary
Phone: 800-250-5147

Item 11.	Executive Compensation
The information required by this item is contained in the 2018 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2018 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2018 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the 2018 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger of SJW Group, Inc. and SJW Corp. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 15, 2016.

3.1	Certificate of Incorporation of SJW Group. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 15, 2016.

3.2	Certificate of Amendment of the Certificate of Incorporation of SJW Group. Incorporated by reference to Exhibit 3.3 to Form 8-K filed on November 15, 2016.

3.3	Bylaws of SJW Group. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 15, 2016.

3.4	Amended and Restated Bylaws of SJW Group effective as of January 25, 2017. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 26, 2017.

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

10.7
Loan Agreement dated as of December 1, 2016 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2016.

10.8
Bond Purchase agreement dated June 9, 2010 among Goldman, Sachs & Co., the Treasurer of the State of California and the California Pollution Control Financing Authority and approved by San Jose Water Company. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010.

10.9
Bond Purchase Contract dated December 15, 2016 among Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, the Treasurer of the State of California and the California Pollution Control Financing Authority and approved by San Jose Water Company. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.

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

10.14	The First Amendment to the Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2016. (2)

10.15
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.16
First Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective as of October 30, 2013. Incorporated by reference as Exhibit 10.15 to Form 10-K for the year ended December 31, 2013. (2)

10.17
Second Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective as of January 31, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 30, 2014. (2)

10.18
Third Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2016. (2)

10.19
Fourth Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective November 6, 2017. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2017. (2)

10.20
SJW Corp. Long-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013.  Incorporated by reference as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 2013. (2)

10.21	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.22	First Amendment to the SJW Group Long-Term Incentive Plan dated November 15, 2016. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2016. (2)

10.23	Employment Agreement with Mr. W. Richard Roth amended and restated, effective January 1, 2008. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2008. (2)

10.24
First Amendment, effective as of January 1, 2010, to Mr. Roth’s Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 18, 2009. (2)

10.25
Second Amendment dated January 26, 2010 to Mr. Roth’s Employment Agreement amended and restated effective January 1, 2008. Incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 2009. (2)

10.26
Amendment, effective as of July 30, 2014, to Mr. Roth’s Amended and Restated Employment Agreement, together with Exhibit A (Form of Restricted Stock Unit Issuance Agreement - Service Award), Exhibit B (Form of Restricted Stock Unit Issuance Agreement - TSR Award), and Exhibit C (Form of Restricted Stock Unit Issuance Agreement - ROE Award). Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 1, 2014. (2)

10.27
Employment Agreement of Mr. Eric W. Thornburg dated September 26, 2017, together with Exhibit A (Form of Restricted Stock Unit Issuance Agreement - Initial Time-Based Grant), Exhibit B (Form of Restricted Stock Issuance Agreement - Special Time-Based Grant), and Exhibit C (Form of Confidential Settlement Agreement and Release). Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.28	CEO Transition Agreement of Mr. Roth dated September 26, 2017. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.29	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.30	Offer Letter to Mr. Andrew F. Walters. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 30, 2014. (2)

10.31	Offer Letter to Mr. Andrew R. Gere dated April 30, 2015. Incorporated by reference as Exhibit 10.1 to the Form 10-Q filed for the quarter ended June 30, 2015. (2)

10.32	Offer Letter to Mr. Andrew R. Gere dated March 14, 2016. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ending March 31, 2016. (2)

10.33	Standard Form of SJW Group Stock Option Agreement. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2016. (2)

10.34
SJW Corp. Executive Officer Short-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.35	First Amendment to the Executive Officer Short-Term Incentive Plan dated November 15, 2016. Incorporated by reference as Exhibit 10.33 to Form 10-K for the year ended December 31, 2016. (2)

10.36
SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2010 and amended effective October 26, 2010. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2010. (2)

10.37	First Amendment to the Executive Severance Plan dated November 15, 2016. Incorporated by reference as Exhibit 10.35 to Form 10-K for the year ended December 31, 2016. (2)

10.38	Second Amendment to the Executive Severance Plan dated July 26, 2017. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.39	Third Amendment to the Executive Severance Plan effective November 6, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.40
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.41	First Amendment to the Special Deferral Election Plan effective November 15, 2016. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2016. (2)

10.42	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.43	First Amendment to the Amended and Restated Deferred Restricted Stock Program dated November 15, 2016. Incorporated by reference as Exhibit 10.39 to Form 10-K for the year ended December 31, 2016. (2)

10.44
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated effective October 30, 2013. Incorporated by reference as Exhibit 10.32 to Form 10-K for the year ended December 31, 2013. (2)

10.45
First Amendment to the Deferral Election Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.41 to Form 10-K for the year ended December 31, 2016. (2)

10.46	Form of SJW Corp. Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.47	Form of SJW Group Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017. (2)

10.48	Formulaic Equity Award Program for Non-Employee Board Members. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2013. (2)

10.49
First Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated October 26, 2016. Incorporated by reference as Exhibit 10.44 to Form 10-K for the year ended December 31, 2016. (2)

10.50
Second Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2016. (2)

10.51
SJW Corp. Director Compensation and Expense Reimbursement Policies, amended and restated effective January 1, 2014. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2013. (2)

10.52
First Amendment to the Amended and Restated Director Compensation and Expense Reimbursement Policies dated November 15, 2016. Incorporated by reference as Exhibit 10.47 to Form 10-K for the year ended December 31, 2016. (2)

10.53	SJW Group Director Compensation and Expense Reimbursement Policies effective as of January 31, 2018. (1)(2)

10.54
Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008 for Non-Employee Board Members. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2008. (2)

10.55	Form of Chief Executive Officer SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). (1)(2)

10.56
Mr. Roth’s January 25, 2007 Restricted Stock Unit Issuance Agreement, amended and restated effective October 22, 2008. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2008. (2)

10.57	Form of Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.53 to Form 10-K for the year ended December 31, 2011. (2)

10.58	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to Form 10-K for the year ended December 31, 2016. (2)

10.59	Form of SJW Group Restricted Stock Unit Issuance Agreement (ROE Goal). Incorporated by reference as Exhibit 10.54 to Form 10-K for the year ended December 31, 2016. (2)

10.60	Form of SJW Group Restricted Stock Unit Issuance Agreement (EPS Goal). Incorporated by reference as Exhibit 10.55 to Form 10-K for the year ended December 31, 2016. (2)

10.61	Performance Goals for Mr. Roth’s 2015 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2014. (2)

10.62	Performance Goals for Mr. Roth’s 2016 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.51 to Form 10-K for the fiscal year ended December 31, 2015. (2)

10.63	Performance Goals for Mr. Roth’s 2017 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.59 to Form 10-K for the year ended December 31, 2016. (2)

10.64	Performance Goals for the Chief Executive Officer 2018 Fiscal Year Bonus. (1)(2)

10.65	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

21.1	Subsidiaries of SJW Group. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed currently herewith.

(2) Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJW Group

Date:	February 27, 2018	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Board Member (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2018	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Board Member (Principal executive officer)

Date:	February 27, 2018	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 27, 2018	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Controller (Principal accounting officer)

Date:	February 27, 2018	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	February 27, 2018	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	February 27, 2018	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date:	February 27, 2018	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	February 27, 2018	By	/s/ Debra C. Man
DEBRA C. MAN, Member, Board of Directors

Date:	February 27, 2018	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	February 27, 2018	By	/s/ George E. Moss
GEORGE E. MOSS, Member, Board of Directors

Date:	February 27, 2018	By	/s/ W. Richard Roth
W. RICHARD ROTH, Member, Board of Directors, Chairman

Date:	February 27, 2018	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors