Form 10-Q
period 2018-03-31
SJW GROUP
filed 2018-05-08
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of May 4, 2018, there were 20,594,486 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
REVENUE	$75,042	69,045
OPERATING EXPENSE:
Production Expenses:
Purchased water	15,416	13,924
Power	1,268	1,287
Groundwater extraction charges	9,532	7,410
Other production expenses	4,212	3,859
Total production expenses	30,428	26,480
Administrative and general	11,568	11,149
Maintenance	4,460	3,898
Property taxes and other non-income taxes	3,866	3,695
Depreciation and amortization	13,583	12,119
Merger related expenses	3,806	—
Total operating expense	67,711	57,341
OPERATING INCOME	7,331	11,704
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(6,052)	(6,057)
Pension non-service cost	(583)	(871)
Unrealized loss on California Water Service Group stock	(667)	—
Other, net	676	463
Income before income taxes	705	5,239
Provision for income taxes	(580)	1,568
SJW GROUP NET INCOME	1,285	3,671
Other comprehensive income, net of tax:
Unrealized gain on investment	—	116
SJW GROUP COMPREHENSIVE INCOME	$1,285	3,787
SJW GROUP EARNINGS PER SHARE
Basic	$0.06	0.18
Diluted	$0.06	0.18
DIVIDENDS PER SHARE	$0.28	0.22
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,561,329	20,485,968
Diluted	20,701,031	20,655,239

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Utility plant:
Land	$17,831	17,831
Depreciable plant and equipment	1,733,449	1,714,228
Construction in progress	54,933	45,851
Intangible assets	15,567	14,413
	1,821,780	1,792,323
Less accumulated depreciation and amortization	566,844	553,059
	1,254,936	1,239,264
Real estate investments	56,213	56,213
Less accumulated depreciation and amortization	11,431	11,132
	44,782	45,081
CURRENT ASSETS:
Cash and cash equivalents	6,954	7,799
Accounts receivable:
Customers, net of allowances for uncollectible accounts	18,326	17,305
Income tax	7,072	7,981
Other	1,578	1,118
Accrued unbilled utility revenue	22,608	27,905
Other current assets	4,522	4,750
	61,060	66,858
OTHER ASSETS:
Investment in California Water Service Group	3,067	4,535
Net regulatory assets, less current portion	97,293	99,554
Other	2,736	2,709
	103,096	106,798
	$1,463,874	1,458,001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding shares 20,585,136 on March 31, 2018 and 20,520,856 on December 31, 2017	$21	21
Additional paid-in capital	83,986	84,866
Retained earnings	373,823	376,119
Accumulated other comprehensive income	—	2,203
Total stockholders’ equity	457,830	463,209
Long-term debt, less current portion	431,175	431,092
	889,005	894,301
CURRENT LIABILITIES:
Line of credit	39,000	25,000
Accrued groundwater extraction charges, purchased water and power	11,692	14,382
Accounts payable	22,482	22,960
Accrued interest	7,400	6,869
Accrued property taxes and other non-income taxes	2,780	1,904
Accrued payroll	3,620	6,011
Other current liabilities	8,386	7,926
	95,360	85,052
DEFERRED INCOME TAXES	84,442	85,795
ADVANCES FOR CONSTRUCTION	82,611	83,695
CONTRIBUTIONS IN AID OF CONSTRUCTION	162,443	160,830
POSTRETIREMENT BENEFIT PLANS	74,735	72,841
REGULATORY LIABILITY	62,205	62,476
OTHER NONCURRENT LIABILITIES	13,073	13,011
COMMITMENTS AND CONTINGENCIES	—	—
	$1,463,874	1,458,001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$1,285	3,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,160	12,646
Deferred income taxes	(1,383)	1,595
Share-based compensation	487	586
Unrealized loss on California Water Service Group stock	667	—
Loss on sale of California Water Service Group stock	87	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	4,530	6,015
Accounts payable and other current liabilities	784	557
Accrued groundwater extraction charges, purchased water and power	(2,690)	(454)
Tax payable and receivable, and other accrued taxes	2,465	1,090
Postretirement benefits	1,894	1,915
Regulatory assets and liability related to balancing and memorandum accounts	2,350	1,917
Other changes, net	(2,054)	(1,296)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,582	28,242
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(28,961)	(27,745)
Contributions in aid of construction	(1,468)	(1,646)
Additions to real estate investments	—	(62)
Payments to retire utility plant, net of salvage	(1,134)	(397)
Payments for business/asset acquisition and water rights	—	(1,101)
NET CASH USED IN INVESTING ACTIVITIES	(31,563)	(30,951)
FINANCING ACTIVITIES:
Borrowings on line of credit	14,000	—
Repayments of line of credit	—	(14,200)
Repayments of long-term borrowings	—	(32)
Dividends paid	(5,754)	(4,456)
Receipts of advances and contributions in aid of construction	2,148	3,924
Refunds of advances for construction	(537)	(532)
Other changes, net	(1,721)	(245)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,136	(15,541)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(845)	(18,250)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	7,799	25,350
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,954	7,100
Cash paid during the period for:
Interest	$6,042	6,044
Income taxes	85	—
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	(790)	1,634
Utility property installed by developers	590	243
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	6,954	7,092
Restricted cash	—	8
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$6,954	7,100

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(in thousands, except share and per share data)

Note 1.	General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Group’s 2017 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard replaced most existing revenue recognition guidance in generally accepted accounting principles. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of our revenue transactions. SJW Group adopted the new revenue standard on January 1, 2018, using the modified retrospective method and determined that no adjustment to the opening balance of retained earnings was necessary for contracts with remaining obligations as of the effective date. In addition, SJW Group applied the “right to invoice” practical expedient. The adoption of the new standard requires certain changes to the recognition of balancing and memorandum account revenue and related costs (See Note 9, “Balancing and Memorandum Accounts”). However, the changes did not have a material impact on our consolidated results of operations, financial position, or cash flows. Concurrently, the company implemented ASU 2017-10, “Identifying the Customer in a Service Concession Arrangement.” Upon adoption of ASU 2017-10, amortization of the service concession fee paid to the City of Cupertino was determined to be an up-front payment and accordingly will be amortized as a reduction to future revenue as opposed to an amortization expense on SJW Group’s Consolidated Statements of Comprehensive Income.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall” which changes the recognition of changes in fair value of financial liabilities when the fair value option is elected. In addition, the standard requires equity investments to be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive income. The updated guidance affects the accounting for the company’s equity investment in California Water Service Group stock classified as an available-for-sale security (see Note 7 and 11 of “Notes to Unaudited Consolidated Financial Statements”). The new standard became effective for SJW Group beginning in the first quarter of the fiscal year ending December 31, 2018. Prior to adoption of ASU 2016-01, SJW Group recognized changes in fair value for its equity investment in California Water Service Group stock through other comprehensive income or loss on the statement of comprehensive income. Upon adoption on January 1, 2018, SJW Group began recording the change in fair value of its equity investment in other income and expense. In addition, the ASU stated that entities should apply the new standard by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As such, SJW Group recorded a cumulative-effect adjustment of $2,203 to beginning retained earnings to eliminate the cumulative change in fair value of its equity investment, net of tax from accumulated other comprehensive income.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which modifies existing guidance and is intended to reduce diversity in practice with respect to accounting for the income tax consequences of intra-entity transfers of assets. The ASU requires that the current and deferred income tax consequences of intra-entity transfers of assets be immediately recognized. Prior guidance allowed the entities to defer the consolidated tax consequences of an intercompany transfer of an asset other than inventory to a future period and amortize those tax consequences over time. SJW Group adopted this ASU effective January 1, 2018. As SJW Group did not have any unamortized tax expense, the company did not have any cumulative catch-up adjustments upon adoption of this ASU.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The standard provides that only the service cost component of net periodic pension costs is eligible for asset capitalization. Companies should present the other components of net periodic benefit costs separately from the line items that include the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 requires retrospective

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

presentation in the income statement of the service cost component and the other components of net periodic cost and net periodic postretirement benefit cost and prospective presentation from date of adoption for the capitalization in assets of only the service cost component of net periodic cost and net periodic postretirement benefit cost. SJW Group adopted ASU 2017-07 effective January 1, 2018. As such, the consolidated statements of comprehensive income for the periods presented have been reclassified to reflect the retrospective changes. See Note 4 of “Defined Benefit Plan” for further discussion.
Revenue
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
On January 1, 2018, SJW Group adopted FASB ASC Topic 606 - “Revenue from Contracts with Customers.” In accordance with Topic 606, management has determined that the company has four categories of revenues. The first category, revenue from contracts with customers, represents metered revenue of Water Utility Services which includes billings to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is typically billed on a bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period. The second category, rental income, represents lease rental income from SJW Land Company tenants. The tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset. The third and fourth revenue categories are other balancing and memorandum accounts and alternative revenue programs. Both are scoped out of Topic 606 and are accounted for under FASB ASC Topic 980 - “Regulated Operations.” Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”), San Jose Water Company follows the requirements of ASC Topic 980-605-25, “Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
From 2014 to 2016, California was in a severe drought. In response to the drought, the State Water Resources Control Board (the “State Water Board”) imposed mandatory water use restrictions and conservation targets. The Santa Clara Valley Water District (“SCVWD”), San Jose Water Company’s principal water supplier, also mandated water use restrictions along with conservation targets at levels higher than the State Water Board. While the Governor of California declared the drought over on April 7, 2017, certain water use restrictions remain in place as well a conservation target by SCVWD at 20%.
To encourage conservation, San Jose Water Company received approval from the CPUC to institute a Mandatory Conservation Revenue Adjustment Memorandum Account in 2014. This account was subsequently replaced with a WCMA. The WCMA allows San Jose Water Company to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. San Jose Water Company records the lost revenue captured in the WCMA regulatory accounts once the revenue recognition requirements of FASB ASU Topic 980 - “Regulated Operations,” subtopic 605-25 are met. For further discussion, please see Note 8 and Note 9.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

The major streams of revenue for SJW Group are as follows:

	Three months ended March 31,
	2018	2017
Revenue from contracts with customers	$75,869	68,567
Alternative revenue programs, net - WCMA	(332)	2,276
Other balancing and memorandum accounts revenue, net *	(1,836)	(3,361)
Rental income	1,341	1,563
	$75,042	69,045
*    The amount reflected for three months ended March 31, 2018, excludes a further reduction of $321 to revenue related to cost-recovery balancing accounts which upon adoption of Topic 606 are recorded as capitalized costs until recovery is approved by the CPUC. During 2017, prior to adoption of Topic 606, these amounts were recorded to revenue. For further discussion, please see Note 9.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. Among other things, the Tax Act permanently lowers the corporate statutory tax rate to 21% from the previous maximum rate of 35%, effective for tax years including or commencing January 1, 2018. See Note 8 and 9, for discussion on the effect of the Tax Act on SJW Group’s regulatory activities.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2018, and 2017, 1,162 and 2,006 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended March 31, 2018, and 2017, the amounts allocated to administrative and general expense were $577 and $527, respectively.

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair value for share-based payment awards.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2018, the remaining number of shares available under the Incentive Plan was 890,179, and an additional 191,547 shares were issuable under outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company’s ESPP.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2018, and 2017.

	Three months ended March 31,
	2018	2017
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$115	100
Restricted stock and deferred restricted stock	372	486
Total compensation costs charged to income	$487	586
Proceeds from ESPP	$653	570
Stock, Restricted Stock and Deferred Restricted Stock
On January 2, 2018, service based restricted stock units covering an aggregate of 12,296 shares of common stock of SJW Group were granted to certain officers of SJW Group and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense of $60.22 per unit which was based on the award grant date fair value is being recognized over the service period beginning in 2018.
On January 30, 2018, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 4,081 that will vest based on the actual attainment of specified performance goals measured for the 2018 calendar year and continued service through December 31, 2018. The number of shares issuable under such units, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $58.02 per unit which was based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of March 31, 2018, management believes it is probable that the performance goals will be met.
On January 30, 2018, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 5,259 that will vest based on the actual attainment of specified performance goals for the 2020 calendar year and continued service through December 31, 2020. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the share-based compensation expense of $55.89 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of March 31, 2018, management believes that it is probable performance goals will be met.
On January 30, 2018, performance-based restricted stock units were granted to an officer of SJW Group covering a target number of shares of SJW Group’s common stock equal to 6,342 that will vest based on continued service and attainment of specified performance goals over the period from January 1, 2018, to December 31, 2020. The number of shares issuable under the award, ranging between 0% and 200% of the target number of shares, is based on the level of actual attainment of specified performance goals. These units do not include dividend equivalent rights. The fair value of the performance-based restricted awards was estimated utilizing the Monte Carlo valuation model, using the fair value of SJW Group’s common stock with the effect of market condition and no dividend yield on the date of grant, and assumes the performance goals will be attained. Share-based compensation expense is recognized at $63.85 per unit. If such goals are not met and requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed.
As of March 31, 2018, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $2,394. This cost is expected to be recognized over a remaining weighted average period of 1.50 years.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Group’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

of shares of common stock, subject to certain restrictions. A total of 400,000 shares of common stock were reserved for issuance under the ESPP.
SJW Group’s recorded expenses were $53 and $63 for the three months ended March 31, 2018, and 2017, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2018, for the ESPP is approximately $107. This cost is expected to be recognized during the second and third quarters of 2018.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2018, and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Land	$13,262	13,262
Buildings and improvements	42,951	42,951
Subtotal	56,213	56,213
Less: accumulated depreciation and amortization	11,431	11,132
Total	$44,782	45,081
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit pension plan for its eligible employees. Employees hired before March 31, 2008, are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008, are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008, are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan. The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three months ended March 31, 2018, and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Service cost	$1,596	1,330
Interest cost	1,877	1,903
Other cost	1,133	1,038
Expected return on assets	(2,427)	(2,070)
	$2,179	2,201

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

Effective January 1, 2018, SJW Group adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” The new standard requires retrospective presentation in the income statement of the service cost component and the other components of net periodic cost and net periodic postretirement benefit cost and prospective presentation from date of adoption for the capitalization in assets of only the service cost component of net periodic cost and net periodic postretirement benefit cost. As of March 31, 2017, utility plant included $128 of capitalized pension non-service cost. The components of net periodic benefit cost have been recorded in the consolidated statements of comprehensive income as follows:

	Three months ended March 31,
	2018	2017
Other production expenses	$423	348
Administrative and general expense	895	745
Maintenance expense	278	237
Pension non-service costs	583	871
	$2,179	2,201
The following tables summarize the fair values of plan assets by major categories as of March 31, 2018, and December 31, 2017:

		Fair Value Measurements at March 31, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$5,928	$5,928	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,190	6,151	39	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	50,495	50,495	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	9,376	9,376	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	9,306	9,306	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,949	5,949	—	—
REIT	NAREIT - Equity REIT’S	5,864	—	5,864	—
Fixed Income (b)	(b)	44,873	—	44,873	—
Total		$137,981	$87,205	$50,776	$—
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

		Fair Value Measurements at December 31, 2017
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents		$8,207	$8,207	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,413	6,376	37	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	50,351	50,351	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	9,358	9,358	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	8,725	8,725	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,973	5,973	—	—
REIT	NAREIT - Equity REIT’S	6,143	—	6,143	—
Fixed Income (b)	(b)	44,994	—	44,994	—
Total		$140,164	$88,990	$51,174	$—
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

In 2018, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,450 to the pension plans and Social Welfare Plan. For the three months ended March 31, 2018, there have been no contributions to the pension plans and Social Welfare Plan.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated a commercial building rental that was sold in April 2017, and (iv) Hydro Sub, Inc is a Connecticut corporation that was formed on March 9, 2018 for the sole purpose of effecting the SJW Group and Connecticut Water Service, Inc. (“CTWS”) proposed merger (see discussion on the proposed merger at Note 12). In November 2017, SJW Group sold all its equity interest in Texas Water Alliance Limited, a non-tariffed water utility operation which had acquired permits and leases necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 – “Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company, CLWSC, and up to November 2017 Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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
March 31, 2018
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

	For Three Months Ended March 31, 2018
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$72,353	1,348	1,341	—	72,353	2,689	75,042
Operating expense	61,701	888	849	4,273	61,701	6,010	67,711
Operating income (loss)	10,652	460	492	(4,273)	10,652	(3,321)	7,331
Net income (loss)	4,795	331	356	(4,197)	4,795	(3,510)	1,285
Depreciation and amortization	13,201	83	299	—	13,201	382	13,583
Senior note, mortgage and other interest expense	5,508	—	—	544	5,508	544	6,052
Income tax expense (benefit) in net income	492	129	94	(1,295)	492	(1,072)	(580)
Assets	$1,413,300	3,690	47,380	(496)	1,413,300	50,574	1,463,874

	For Three Months Ended March 31, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$66,218	1,264	1,563	—	66,218	2,827	69,045
Operating expense	54,750	831	948	812	54,750	2,591	57,341
Operating income (loss)	11,468	433	615	(812)	11,468	236	11,704
Net income (loss)	3,949	172	360	(810)	3,949	(278)	3,671
Depreciation and amortization	11,660	136	323	—	11,660	459	12,119
Senior note, mortgage and other interest expense	5,425	—	65	567	5,425	632	6,057
Income tax expense (benefit) in net income	1,793	137	128	(490)	1,793	(225)	1,568
Assets	$1,360,599	18,247	54,269	2,662	1,360,599	75,178	1,435,777
 *    The “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the three months ended March 31, 2018, Hydro Sub, Inc. had recorded no revenue or expenses and as of March 31, 2018, held no assets or incurred no liabilities. For the three months ended March 31, 2017, the “All Other” category includes the accounts of SJW Group on a stand-alone basis.

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
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of March 31, 2018, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2018, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation technique during the three months ended March 31, 2018. The fair value of these instruments would be categorized as Level 2 in the fair value

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Group’s long-term debt was approximately $512,151 and $537,840 as of March 31, 2018, and December 31, 2017, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $431,175 and $431,092 as of March 31, 2018, and December 31, 2017, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of March 31, 2018, and December 31, 2017, the fair value of the company’s investment in California Water Service Group was $3,067 and $4,535, respectively, and would be categorized as Level 1 of the fair value hierarchy. For the three months ended March 31, 2018, SJW Group recognized an unrealized loss of $667 due to the change in fair value of the company’s investment in California Water Service Group.

Note 8.	Regulatory Rate Filings
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
San Jose Water Company filed Advice Letter No. 515 on December 28, 2017, with the CPUC requesting authorization to establish the 2018 Tax Accounting Memorandum Account. This memorandum account will capture any changes to revenue requirement resulting from the impact of the Tax Act signed into law December 22, 2017. This request became effective on January 1, 2018.
On January 6, 2017, San Jose Water Company filed Advice Letter No. 501 with the CPUC requesting authorization to implement a sales reconciliation mechanism to better conform to water forecasts authorized in the last general rate case to recorded consumption for the period of October 2015 through September 2016. The CPUC ordered all Class A and B water utilities that have a five percent or greater divergence between authorized and actual sales during declared drought years to consider requesting a sales reconciliation mechanism to better conform to sale forecasts authorized in the last general rate case to recorded consumption. On May 3, 2017, the CPUC rejected the filing citing the end of a drought and the improved California water supply conditions. On May 10, 2017, San Jose Water Company formally requested the CPUC’s review of the rejection. On August 25, 2017, the CPUC’s Water Division released Proposed Resolution W-5150 affirming its rejection of Advice Letter No. 501. On September 20, 2017, Revision 1 to Proposed Resolution W-5150 was released by the Water Division. A revised resolution, Proposed Resolution W-5153, was circulated on December 8, 2017, for comment and also affirmed the rejection of Advice Letter No. 501. Subsequently, the resolution to reject Advice Letter No. 501 was approved by CPUC on January 11, 2018.
As required by the CPUC, on April 3, 2017, San Jose Water Company filed an application requesting authority to increase its authorized Cost of Capital for the period from January 1, 2018 through December 31, 2020. On March 22, 2018, the CPUC approved a new cost of capital for San Jose Water Company in Decision 18-03-035 that lowers the rate of return from 8.09% to 7.64% thereby reducing the 2018 revenue requirement by $5,843 or 1.57%. On March 22, 2018, San Jose Water Company filed Advice Letter No. 518 with the CPUC requesting authorization to adjust water rates to reflect the decision effective March 22, 2018.
On January 4, 2018, San Jose Water Company filed General Rate Case Application No. 18-01-004 requesting authority for an increase of revenue of $34,288, or 9.76%, in 2019, $14,232, or 3.70%, in 2020 and $20,582, or 5.17%, in 2021. The application also includes requests to recover $20,725 from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism, and a shift to greater revenue collection in the service charge. The application is a year-long review process and new rates, if approved, are expected to be effective January 1, 2019.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

On March 14, 2018, San Jose Water Company filed Advice Letter No. 517 to update its Cost of Capital Memorandum Account, which tracks the difference between current water rates and those adopted in Decision 18-03-035. This was approved on April 4, 2018.
On March 23, 2018, San Jose Water Company filed Advice Letter No. 519 with the CPUC requesting authorization to update the Rule 15 income tax provisions as a result of the recent changes to the federal tax laws.  This advice letter has no impact on water rates and was effective January 1, 2018.
The Public Utilities Commission of Texas (“PUCT”) has directed CLWSC (as well as other Class A water utilities in Texas) to quantify all of the impacts of the Tax Act and make rate adjustments reflecting these impacts on a prospective basis. PUCT Order 47945-36 as amended by 47945-41 orders the water utilities to record a regulatory liability that reflects (1) the difference between the revenues collected under existing rates and the revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates; and (2) the balance of excess accumulated deferred federal income taxes that now exists because of the decrease in the federal income tax rate from 35% to 21%. A rate proposal reflecting these tax changes was submitted for PUCT review on April 19, 2018. If adopted as proposed, the revenue requirement for CLWSC will be reduced by about $745 for 2018, with new rates becoming effective for billings on or about May 1, 2018. As of March 31, 2018, CLWSC has recorded a Tax Act regulatory liability in the amount of $139.
On May 4, 2018, SJW Group and CTWS filed with the Connecticut Public Utilities Regulatory Authority and the Maine Public Utilities Commission applications for the approval of the proposed merger (see discussion on the proposed merger at Note 12).

Note 9.	Balancing and Memorandum Accounts
San Jose Water Company has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC, such as the Tax Act memorandum account.
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25, “Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges, if any. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
Based on ASC Topic 980-605-25, San Jose Water Company recognized a regulatory liability of $708 due to excess revenues accumulated in the 2018 WCMA account for the three months ended March 31, 2018. Since the balance represents an amount due to customers, San Jose Water Company recorded a regulatory liability for the amount with a corresponding reduction to revenues. The amount has been reflected in the 2018 WCMA balance shown in the table below.
Cost of capital memorandum account was approved by the CPUC on March 14, 2018. The account tracks the difference between current water rates and the lower rates adopted in the cost of capital decision on March 22, 2018. San Jose Water Company recorded a regulatory liability of $1,165 in the cost of capital memorandum account for the three months ended March 31, 2018 with a corresponding reduction to revenue. The amount has been reflected in the cost of capital memorandum account balance shown in the table below.
The CPUC has directed San Jose Water Company to establish a memorandum account to capture the impact of the Tax Act on its regulated revenue requirement. The CPUC has indicated that any benefit from implementing the new law should ultimately be passed on to ratepayers. Accordingly, San Jose Water Company recorded a regulatory liability of $933 in the tax

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

memorandum account for the three months ended March 31, 2018, with a corresponding reduction to revenue. The amount has been reflected in the tax memorandum account balance shown in the table below.
San Jose Water Company re-evaluated the accounting for cost-recovery balancing and memorandum accounts under the new revenue recognition guidance, ASU 2014-09, “Revenue from Contracts with Customers.” Prior to adoption, San Jose Water Company recorded cost-recovery accounts as a component of revenue. Upon adoption of ASU 2014-09, San Jose Water Company began recording such balances as capitalized costs until recovery is approved by the CPUC. The change is reflected in the cost-recovery balancing and memorandum accounts as shown in the table below.

	Three months ended March 31, 2018					Three months ended March 31, 2017
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections)	Surcharge Offset	Ending Balance

Revenue accounts:
2014-2016 WCMA	$190	79	1	—	270	$1,589	1,448	(1,232)	(1,407)	398
2017 WCMA*	6,489	296	—	—	6,785	—	2,060	—	(2,060)	—
2018 WCMA	—	(708)	—	—	(708)	—	—	—	—	—
2012 General Rate Case true-up	11,319	—	1	—	11,320	20,682	—	(2,258)	—	18,424
2015 General Rate Case true-up	115	—	—	—	115	5,528	—	(1,431)	—	4,097
Cost of capital memorandum account	(144)	(1,165)	—	—	(1,309)	(817)	—	358	—	(459)
Tax memorandum account	—	(933)	—	—	(933)	—	—	—	—	—
Drought surcharges	—	—	—	—	—	(7,688)	—	(833)	3,467	(5,054)
Water supply costs	—	—	—	—	—	5,190	197	297	—	5,684
Pension	—	—	—	—	—	(2,009)	173	(703)	—	(2,539)
All others	3,736	400	—	—	4,136	3,434	457	(451)	76	3,516
Total revenue accounts:	$21,705	(2,031)	2	—	19,676	$25,909	4,335	(6,253)	76	24,067
Cost-recovery accounts:
Water supply costs	8,679	(482)	—	—	8,197	—	—	—	—	—
Pension	(2,459)	161	—	—	(2,298)	—	—	—	—	—
Total cost-recovery accounts	$6,220	(321)	—	—	5,899	$—	—	—	—	—

Total	$27,925	(2,352)	2	—	25,575	$25,909	4,335	(6,253)	76	24,067
* As of March 31, 2018 and 2017, the reserve balance for the 2017 WCMA was $1,022 and $0, which has been netted from the balance above.
As of March 31, 2018, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,910. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Regulatory assets:
Postretirement pensions and other medical benefits	$68,556	68,556
Balancing and memorandum accounts, net	25,575	27,925
Other, net	3,162	3,073
Total regulatory assets, net in Consolidated Balance Sheets	$97,293	99,554

Regulatory liability:
Income tax temporary differences, net	$62,205	62,476
Total regulatory liability in Consolidated Balance Sheets	$62,205	62,476

Note 11.	California Water Service Group Stock
During the quarter ended March 31, 2018, SJW Group sold 17,660 shares of California Water Service Group for $716, before fees of $2. SJW Group recognized a loss on the sale of the stock of approximately $87 and tax benefit of approximately $24, for a net loss of $63. The proceeds of the sale was recorded as a receivable on SJW Group’s Consolidated Balance Sheets as of March 31, 2018. As of March 31, 2018, SJW Group held 82,340 shares of California Water Service Group. The company classifies its investment in California Water Service Group as available for sale. The stock is carried at the quoted market price with the changes in gain or loss reported as a component of other expense (income) on the Consolidated Statements of Comprehensive Income.

Note 12.	SJW Group and CTWS Merger Agreement
On March 14, 2018, SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group and CTWS entered into an Agreement and Plan of Merger in an all-stock transaction (the “Merger Agreement”). Under the terms of the agreement, Hydro Sub, Inc. will merge with and into CTWS (the “Merger”), with CTWS surviving the Merger as a wholly-owned subsidiary of the company. Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of common stock, without par value, of CTWS (each, a “CTWS Common Share”), other than CTWS Common Shares directly or indirectly owned by the company, Merger Sub, CTWS or any of their respective subsidiaries (in each case, other than any CTWS Common Shares held on behalf of third parties), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 1.1375 shares of common stock of SJW Group, par value $0.001.
The transaction, which is expected to close during the fourth quarter of 2018, has been unanimously approved by the Boards of Directors of both companies. Consummation of the Merger is subject to customary conditions, including, without limitation: approval by SJW Group's stockholders and CTWS stockholders, approval by certain regulators, the listing on the New York Stock Exchange of Company Common Shares to be issued as consideration in the Merger; the absence of any law or judgment prohibiting the consummation of the Merger or the Charter Amendment; the effectiveness of the registration statement on Form S-4; the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers); each party’s performance in all material respects of its obligations contained in the Merger Agreement; the absence of any material adverse effect on the company or CTWS since the date of the Merger Agreement, which has not been ameliorated or cured; and the receipt by each party of customary opinions from counsel to the effect that the Merger will qualify as a reorganization for U.S. federal income tax purposes. There is no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger may adversely affect the financial conditions and results of operations of SJW Group.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2018
(in thousands, except share and per share data)

Note 13.	Legal Proceedings
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
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

General:
SJW Group is a holding company with four wholly-owned subsidiaries: San Jose Water Company, SJWTX, Inc. and SJW Land Company and Hydro Sub, Inc.
San Jose Water Company, a subsidiary of SJW Group, is a public utility in the business of providing water service to approximately 230,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
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
SJWTX, Inc., a wholly owned subsidiary of SJW Group, doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 14,400 connections that serve approximately 43,000 people. CLWSC’s service area comprises more than 246 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

SJW Land Company, a wholly owned subsidiary of SJW Group, owned the following real properties during the three months ended March 31, 2018:

				% for Three months ended March 31, 2018 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	43%	42%
Commercial building	Knoxville, Tennessee	15	135,000	57%	58%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. which operated a California commercial property that was sold in the second quarter of 2017. The limited partnership has been determined to be a variable interest entity within the scope of FASB ASC Topic 810 – “Consolidation” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.
Texas Water Alliance Limited (“TWA”) was previously a wholly owned subsidiary of SJW Group undertaking activities necessary to develop a water supply project in Texas. On November 16, 2017, SJW Group sold all of its equity interests in TWA to Guadalupe-Blanco River Authority.
Hydro Sub, Inc., a wholly-owned subsidiary of SJW Group is a Connecticut corporation that was formed on March 9, 2018, for the sole purpose of effecting the proposed merger of SJW Group and Connecticut Water Service, Inc. (“CTWS”). On March 14, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into a merger agreement in an all-stock transaction. The transaction, which is expected to close during the fourth quarter of 2018, has been unanimously approved by the Boards of Directors of both companies and is subject to the satisfaction of customary closing conditions and approval by certain regulators, SJW Group's stockholders and CTWS stockholders. Under certain circumstances, SJW Group will be obligated to pay a termination fee of $42,500 to CTWS if the merger agreement is terminated, including without limitation in the event that SJW Group materially breaches its non-solicitation obligations, the SJW Group board makes an adverse recommendation change to SJW Group stockholders, SJW Group enters into an alternative acquisition agreement or SJW Group stockholders fail to approve of either the issuance of shares of SJW Group common stock to CTWS shareholders pursuant to the merger or the adoption of the SJW Group certificate of incorporation amendment, in each case subject to the terms of the merger agreement. In addition, pursuant to the terms of the merger agreement, SJW Group may also be required to reimburse CTWS up to $5,000 of certain fees and expenses if either SJW Group or CTWS terminates the merger agreement due to a failure to obtain the necessary SJW Group stockholder approval. On April 4, 2018, SJW Group received an unsolicited proposal from California Water Service Group regarding the acquisition of all of the outstanding shares of SJW Group common stock. On April 5, 2018, CTWS received and unsolicited proposal from Eversource Energy regarding the acquisition of all of the outstanding shares of CTWS common stock. Each of SJW Group and CTWS has determined that the unsolicited proposal that it had received was neither a superior proposal nor reasonably likely to lead to a superior proposal. There is no guarantee that the proposed merger will be completed, and the failure to complete the proposed merger may adversely affect the financial conditions and results of operations of the company. On May 4, 2018, SJW Group and CTWS filed with the Connecticut Public Utilities Regulatory Authority and the Maine Public Utilities Commission applications for the approval of the proposed merger.

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
As part of our pursuit of the above three strategic areas, the company considers from time to time opportunities to acquire businesses and assets. As noted above the company entered into an Agreement and Plan of Merger with Connecticut Water Service, Inc. entered upon on March 14, 2018 (See Note 12, “Notes to Unaudited Consolidated Financial Statements”). However, SJW Group cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company. As noted above, SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in San Jose, California that was sold in the second quarter of 2017.
SJW Land Company manages its income producing and other properties until such time a determination is made to reinvest proceeds from the sale of such properties. SJW Land Company’s real estate investments diversify SJW Group’s asset base.

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2017 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on February 27, 2018.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2017. There have been no changes in our critical accounting policies except as indicated below. Our significant accounting policies are described in our notes to the 2017 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017.
On January 1, 2018, SJW Group adopted FASB ASC Topic 606 - “Revenue from Contracts with Customers.” In accordance with Topic 606, management has determined that the company has four categories of revenues. The first category, revenue from contracts with customers, represents metered revenue of Water Utility Services which includes billings to customers based on meter readings plus an estimate of water used between the customers' last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is typically billed on a bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period. The second category, rental income, represents lease rental income from SJW Land Company tenants. The tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset. The third and fourth revenue categories are other balancing and memorandum accounts and alternative revenue programs. Both are scoped out of Topic 606 and are accounted for under FASB ASC Topic 980 - “Regulated Operations.” Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”), San Jose Water Company follows the requirements of ASC Topic 980-605-25, “Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.

Impact of Recent Accounting Pronouncements:
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
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and political and regulatory activities that have occurred in response to drought conditions.
Overview
SJW Group’s consolidated net income for the three months ended March 31, 2018, was $1,285, a decrease of $2,386, or approximately 65%, from $3,671 recognized for the same period in 2017. The decrease in net income for the three months ended March 31, 2018, was primarily due to an increase in water production expenses and incurred costs related to the proposed merger with CTWS, partially offset by an increase in operating revenue. Net income includes approximately $2,700 of merger related costs. The increase in operating revenue was primarily due to increased customer usage and higher rates partially offset by the net recognition of certain balancing and memorandum accounts. The net decrease in balancing and memorandum accounts revenue was primarily due to $1,165 related to the outcome of our cost of capital proceeding, $933 related to the implementation of the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”), and $2,470 in lower revenue recorded in our WCMA, $1,371 related to a redistribution of certain customer accounts between residential and business customers for the year ended December 31, 2016, recorded in the first quarter of 2017.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2018	2017
Water Utility Services	$73,701	67,482
Real Estate Services	1,341	1,563
	$75,042	69,045
The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2018 vs. 2017
	Increase/(decrease)
Water Utility Services:
Consumption changes	$6,273	9%
Increase in customers	377	1%
Rate increases	6,074	9%
Balancing and memorandum accounts:
WCMA	(2,470)	(4)%
Cost recovery recorded prior year	(41)	—%
2016 WCMA revision to new customer classification	(1,371)	(2)%
All other	(2,624)	(4)%
Real Estate Services	(221)	—%
	$5,997	9%

Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2018	2017
Water Utility Services	$62,589	55,581
Real Estate Services	849	948
All Other	4,273	812
	$67,711	57,341
The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2018 vs. 2017
	Increase/(decrease)
Water production expenses:
Change in surface water use	$(1,355)	(3)%
Change in usage and new customers	2,549	4%
Purchased water and groundwater extraction charge and energy price increase	2,272	4%
Balancing and memorandum accounts cost recovery	482	1%
Total water production expenses	3,948	6%
Administrative and general	580	1%
Balance and memorandum account cost recovery	(161)	—%
Maintenance	562	1%
Property taxes and other non-income taxes	171	—%
Depreciation and amortization	1,464	3%
Merger related expenses	3,806	7%
	$10,370	18%
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2018	2017
Purchased water	3,856	3,909	(53)	—%
Groundwater	2,778	2,398	380	6%
Surface water	537	181	356	5%
Reclaimed water	70	47	23	—%
	7,241	6,535	706	11%
The changes in the source of supply mix were consistent with the changes in the water production expenses.

Unaccounted-for water on a 12-month-to-date basis for March 31, 2018, and 2017 approximated 7.6% and 8.7%, respectively, as a percentage of total production. The decrease in unaccounted-for water is primarily due to decreased water loss as a result of higher flows through the system from reduced conservation activities, combined with Water Utility Services’ main replacements and lost water reduction programs.
Water Production Expenses
The increase in water production expenses for the three months ended March 31, 2018, compared to the same period in 2017, was primarily attributable to an increase in usage and higher per unit costs for purchased water, groundwater extraction and energy charges. Effective July 1, 2017, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%. The increase was offset by a decrease in costs due to an increase in the use of available surface water supply.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $6,422 for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily attributable to an increase of $3,806 in merger related expenses for the company’s proposed merger with CTWS, an increase of $1,464 in depreciation and amortization expense due to increases in utility plant, an increase of $562 in maintenance expenses due to annual wage increases and paving costs as a result of increased leak repairs, an increase of $419 in administrative and general expenses primarily due to increases in contracted work related to the recycled water retrofit program and cost of capital and rate case filing expenses, and an increase in property and other non-income taxes of $171.
Other (Expense) Income
For the three months ended March 31, 2018, compared to the same period in 2017, the change in other (expense) income was primarily due to an unrealized loss of $667 due to the change in fair value of the company’s investment in California Water Service Group in the quarter.
Provision for Income Taxes
For the three months ended March 31, 2018, compared to the same period in 2017, income tax expense decreased $2,148. The decrease in income tax expense is primarily due to a lower pre-tax income. The effective consolidated income tax rates were (82%) and 30% for the three months ended March 31, 2018, and March 31, 2017, respectively. The negative effective tax rate is due to low income before taxes generating a tax expense of $159, offset by recognition of excess tax benefits of $747 relating to share-based payment awards recognized through the income statement for the three months ended March 31, 2018. SJW Group does not reasonably expect that the recognition of excess tax benefits will have a material impact on the anticipated effective consolidated income tax rate for the year ended December 31, 2018.
The CPUC has directed San Jose Water Company to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The CPUC has indicated that the net benefit from implementing the new law should ultimately be passed on to customers. The PUCT has directed water utilities to record as a regulatory liability the difference between the revenues collected under existing rates and the revenue that would have been collected had the existing rates been set using the new federal statutory income tax rate. The benefits associated with regulatory activities is expected to flow back to customers as directed by the CPUC and PUCT, with no impact to net income. Accordingly, San Jose Water Company recorded a $933 liability in the tax memorandum account during the first quarter of 2018. CLWSC recorded $139 as a regulatory liability during the first quarter of 2018.
SJW Group is currently undergoing an audit by the Texas Comptroller of Public Accounts for Texas Franchise Tax Report for the report year 2015.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three months ended March 31, 2018, compared to the same period in 2017 was due to a change of accounting of the fair value for the company’s investment in California Water Service Group as a result of the adoption of ASU 2016-01, “Financial Instruments - Overall” effective January 1, 2018.
Water Supply
On April 1, 2018, SCVWD’s 10 reservoirs were approximately 40% full with 67,627 acre-feet of water in storage, which is 61% of twenty-year average for this date. As reported by the SCVWD, there were 7.36 inches of rainfall in San Jose for the current rainfall season that commenced on July 1, 2017. Rainfall at San Jose Water Company’s Lake Elsman was measured at 28.97 inches for the current rainfall season, which is approximately 69% of the five-year average. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD’s total annual supply. As of April

1, 2018, the SCVWD reported that allocations from the state and federal water project are approximately 20% and 70%, respectively, of amounts requested in 2018. SCVWD also reported that the managed groundwater recharge from January to March in the Santa Clara Plain was 208% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 46 feet higher than a year ago in March and 27 feet higher than the five-year average. According to SCVWD, the projected total groundwater storage at the end of 2018 is expected to fall within the normal stage of the SCVWD’s Water Shortage Contingency Plan.
On April 1, 2018, San Jose Water Company’s Lake Elsman contained 6,193, acre-feet of water, of which approximately 5,733 acre-feet can be utilized. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. The Montevina Surface Water Treatment Plant is currently operational, while final work on the retrofit project continues and is expected to be completed in the second quarter of 2018. San Jose Water Company’s smaller Saratoga Water Treatment Plant was fully operational during the first quarter of 2018. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2018.
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and ongoing political and regulatory activities related to conservation.
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

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2018, SJW Group generated cash flows from operations of approximately $22,600, compared to $28,200 for the same period in 2017. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $5,600. This decrease was the result of a combination of the following factors: (1) net income adjusted for non-cash items decreased by $3,200, (2) a decrease in accrued groundwater extraction charges, purchased water and power of $2,200, (3) collections of previously billed and accrued receivables decreased $1,500, offset by (4) a general working capital increase of $1,300.
As of March 31, 2018, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2017. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
In connection with the proposed merger with CTWS, the company incurred fees during the first quarter of 2018 of approximately $3,806. SJW Group anticipates incurring additional merger related fees through the anticipated close of the transaction in the fourth quarter of 2018 which will negatively impact operating cash flows.

Cash Flow from Investing Activities
During the three months ended March 31, 2018, SJW Group used cash flows in investing activities of approximately $31,600, compared to $31,000 for the same period in 2017. SJW Group used approximately: (1) $29,000 of cash for company-funded capital expenditures, (2) $1,500 for developer-funded capital expenditures, and (3) $1,100 in utility plant retirement costs.
Water Utility Services’ budgeted capital expenditures for 2018, exclusive of capital expenditures financed by customer contributions and advances, are approximately $120,000. As of March 31, 2018, approximately $29,000 or 24% of the $120,000 has been spent.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $760,820 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. A significant portion of this amount is subject to future CPUC and PUCT approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
A substantial portion of San Jose Water Company’s distribution system was constructed during the period from 1945 to 1980. Expenditure levels for renewal and modernization of this part of the system will grow as these components reach the end of their useful lives. In most cases, replacement cost will significantly exceed the original installation cost of the retired assets due to increases in the costs of goods and services and increased regulation.
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2018, increased by approximately $23,700 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings on our lines of credit of $28,200, offset by (2) a $1,300 increase in payments for equity plans.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of March 31, 2018, San Jose Water Company’s funded debt and equity were approximately 46% and 54%, respectively.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity securities or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2018.
SJW Group’s unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2018.
San Jose Water Company’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2018, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2018, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of March 31, 2018, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At March 31, 2018, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $106,000. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 2.66% as of March 31, 2018. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2018, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of March 31, 2018, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Group’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Group also owned 82,340 shares of common stock of California Water Service Group as of March 31, 2018, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2017, and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factor listed and referenced to below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2017.
The following discusses certain risk factors relating to the proposed merger with CTWS and does not include all of the risk factors associated with the proposed merger and the combined company after the proposed merger. For additional and more detailed discussions of risks relating to the proposed merger and the combined company, please see the Registration Statement on Form S-4 filed by SJW Group on April 25, 2018, including but not limited to, the section entitled “Risk Factors” in such Registration Statement.
Our proposed merger with CTWS is subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on SJW Group or, if not obtained, could prevent completion of the proposed merger.
Completion of the proposed merger is contingent upon, among other things, the receipt of all required regulatory approvals, which consist of filings with the SEC, compliance with and filings under the Hart Scott-Rodino Antitrust Improvements Act, filing and acceptance of the certificate of merger with the Secretary of the State of the State of Connecticut and appropriate documents with the states having jurisdictions over SJW Group and CTWS, filings and approvals under the securities or “blue sky” laws of various states, filing and acceptance of the SJW Group certificate of incorporation amendment with the Secretary of State of the State of Delaware, authorization from the New York Stock Exchange for the listing of the shares of SJW common stock to be issued as merger consideration, pre-approvals of license transfers by the Federal Communications Commission compliance with the Delaware General Corporation Law and the Connecticut Business Corporation Act, and consents required by the Connecticut Public Utilities Regulatory Authority and the Maine Public Utilities Commission. Furthermore, before the proposed merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws.
The terms and conditions of the approvals that are granted by such governmental entities and regulatory authorities may impose requirements, limitations, costs, or place restrictions on the conduct of the combined company’s business. The merger agreement may require SJW Group and/or CTWS to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the proposed merger on the basis of regulatory conditions imposed. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the proposed merger or imposing additional material costs on or materially limiting the revenues of the combined company following the proposed merger. Additionally, neither SJW Group nor CTWS can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed merger, or the consummation of the proposed merger on terms different than those contemplated by the merger agreement. In addition the proposed merger requires the approval by the stockholders of SJW Group and CTWS, and there is no guarantee that such approval will be obtained. If the stockholders of either company do not approve the proposed merger, the proposed merger will not be completed, which will have an adverse effect on SJW Group’s stock price and financial conditions.
Any delay in completing the proposed merger may reduce or eliminate the benefits to be achieved thereunder.
In addition to the required regulatory clearances, the proposed merger is subject to a number of other conditions beyond SJW Group’s control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the proposed merger for a significant period of time or prevent it from occurring. Any delay in completing the proposed merger could cause the combined company to not realize, or to be delayed in realizing, some or all of the benefits expected to result from elimination of duplicative public company and other related costs that we expect to achieve if the proposed merger is successfully completed within its expected time frame.
Failure to complete the proposed merger as currently contemplated or at all could negatively impact the stock prices, business operations and financial results of SJW Group.
Completion of the proposed merger is not assured and is subject to risks, including the risks that approval of the transactions by shareholders of SJW Group and CTWS or by governmental entities will not be obtained or that certain other closing conditions will not be satisfied. If the proposed merger is not completed, or is completed on different terms than as contemplated by the merger agreement, the ongoing businesses and financial results of SJW Group may be adversely affected and SJW Group will be subject to several risks, including the following:

•
having to pay certain significant costs relating to the proposed merger without receiving the benefits of the proposed merger, including, in certain circumstances, payment of a termination fee and an expense reimbursement;

•	the potential loss of key personnel during the pendency of the proposed merger as employees may experience uncertainty about their future roles with the combined company;

•	reputational harm due to the adverse public perception of any failure to successfully complete the proposed merger;

•
having been subject to certain restrictions on the conduct of its businesses, in the case of SJW Group, which may have prevented SJW Group from making certain acquisitions or dispositions or pursuing certain business opportunities while the proposed merger was pending; and

•
SJW Group’s management having focused on the proposed merger instead of on conducting its day-to-day business and operational matters and pursuing other opportunities that could have been beneficial to the companies.

Any delay in the completion of the proposed merger, any uncertainty about the completion of the proposed merger on terms other than those contemplated by the merger agreement and any failure to complete the proposed merger could adversely affect the business, financial results and stock price of SJW Group.
If the proposed merger is not consummated by the end date, SJW Group or CTWS may terminate the merger agreement in certain circumstances.
Either SJW Group or CTWS may terminate the merger agreement under certain circumstances, including, if the proposed merger has not been consummated by March 14, 2019 (unless such date is extended automatically to June 14, 2019 pursuant to the terms of the merger agreement). However, this termination right will not be available to a party if such failure of the proposed merger to occur on or before such date is the result of a material breach of any representation, warranty, covenant or agreement of the merger agreement by such party. If we are not able to complete the proposed merger by the end date, even if we decide not to terminate the merger agreement, we may not be able to prevent CTWS from exercising its right to terminate the merger agreement.
The merger agreement contains provisions that could discourage a potential competing acquiror of either SJW Group or CTWS, or could result in any competing proposal being at a lower price than it might otherwise be. However, potential competing acquirors could negatively impact the completion and timing of the proposed transaction and result in disruption and expense for both SJW Group and CTWS.
The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict each of SJW Group’s and CTWS’s ability to solicit, initiate, knowingly encourage or knowing facilitate any takeover proposal. In addition, the other party has an opportunity to offer to modify the terms of the merger in response to any competing acquisition proposals before the board of directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the merger. These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of SJW Group or CTWS from considering or proposing the acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the proposed merger or might result in a potential third-party acquiror proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the $42.5 million or $28.1 million termination fee, as applicable, that may become payable in certain circumstances.
SJW Group and CTWS have each received unsolicited proposals and each of the companies’ board of directors have determined that the respective proposals were neither superior proposals nor reasonably likely to lead to superior proposals. It is unclear what additional actions these third parties may take to further their proposals. Even if ultimately unsuccessful, actions taken by these or other third parties could disrupt the business of each SJW Group and CTWS, could cause SJW and CTWS to incur substantial expense, and could negatively impact the expected timing of the consummation of the merger. In addition, there is a risk that, as a result of actions taken by these or other third parties, shareholders of SJW Group or CTWS may vote against the proposals at their respective special meetings and that, consequently, the required shareholder approvals may not be obtained.

ITEM 5.	OTHER INFORMATION
On April 25, 2018, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.28 per share of common stock. The dividend will be paid on June 1, 2018, to stockholders of record as of the close of business on May 7, 2018.
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of March 14, 2018, by and among SJW Group, Hydro Sub, Inc. and Connecticut Water Service, Inc. Incorporated by reference as Exhibit 2.1 to Form 8-K filed on March 15, 2018.

10.1
Voting and Support Agreement, dated as of March 14, 2018, by and between SJW Group and George Edward Moss Revocable Trust dated August 18, 1982, as amended and restated March 11, 2016. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on March 15, 2018.

10.2
Voting and Support Agreement, dated as of March 14, 2018, by and between SJW Group, Non-Exempt Bypass Trust created under the Roscoe Moss Jr. Revocable Trust dated March 14, 1982 and Exempt Bypass Trust created under the Roscoe Moss Jr. Revocable Trust dated March 14, 1982. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on March 15, 2018.

10.3	Voting and Support Agreement, dated as of March 14, 2018, by and between SJW Group and Robert A. Van Valer. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on March 15, 2018.

10.4	SJW Group Director Compensation and Expense Reimbursement Policies effective as of January 31, 2018. Incorporated by reference as Exhibit 10.53 to Form 10-K for the year ended December 31, 2017.

10.5	Form of Chief Executive Officer SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). Incorporated by reference as Exhibit 10.55 to Form 10-K for the year ended December 31, 2017.

10.6	Performance Goals for the Chief Executive Officer 2018 Fiscal Year Bonus. Incorporated by reference as Exhibit 10.64 to Form 10-K for the year ended December 31, 2017.

10.7	First Amendment to Credit Agreement, dated January 12, 2018, between San Jose Water Company and JP Morgan Chase Bank, N.A. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	May 8, 2018	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)