Form 10-Q
period 2018-06-30
SJW GROUP
filed 2018-07-27
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 23, 2018, there were 20,618,102 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUE	$99,086	102,073	$174,128	171,118
OPERATING EXPENSE:
Production Expenses:
Purchased water	23,712	22,181	39,128	36,105
Power	1,624	1,704	2,892	2,991
Groundwater extraction charges	9,919	10,932	19,451	18,342
Other production expenses	4,626	3,991	8,838	7,851
Total production expenses	39,881	38,808	70,309	65,289
Administrative and general	11,958	11,815	23,526	22,960
Maintenance	4,596	4,487	9,056	8,384
Property taxes and other non-income taxes	3,450	3,111	7,316	6,806
Depreciation and amortization	13,656	12,033	27,239	24,152
Merger related expenses	2,746	—	6,552	—
Total operating expense	76,287	70,254	143,998	127,591
OPERATING INCOME	22,799	31,819	30,130	43,527
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(6,084)	(5,756)	(12,136)	(11,813)
Pension non-service cost	(595)	(1,032)	(1,178)	(1,907)
Unrealized gain (loss) on California Water Service Group stock	140	—	(527)	—
Loss on sale of California Water Service Group stock	—	—	(87)	—
Gain on sale of real estate investments	—	6,903	—	6,903
Other, net	679	614	1,442	1,077
Income before income taxes	16,939	32,548	17,644	37,787
Provision for income taxes	4,068	11,964	3,488	13,532
NET INCOME BEFORE NONCONTROLLING INTEREST	12,871	20,584	14,156	24,255
Less net income attributable to the noncontrolling interest	—	1,896	—	1,896
SJW GROUP NET INCOME	12,871	18,688	14,156	22,359
Other comprehensive income, net of tax:
Unrealized gain on investment	—	56	—	172
SJW GROUP COMPREHENSIVE INCOME	$12,871	18,744	$14,156	22,531
SJW GROUP EARNINGS PER SHARE
Basic	$0.63	0.91	$0.69	1.09
Diluted	$0.62	0.90	$0.68	1.08
DIVIDENDS PER SHARE	$0.28	0.22	$0.56	0.44
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,592,014	20,504,357	20,576,757	20,495,211
Diluted	20,732,127	20,673,775	20,716,665	20,664,556

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Utility plant:
Land	$18,212	17,831
Depreciable plant and equipment	1,755,624	1,714,228
Construction in progress	68,153	45,851
Intangible assets	15,650	14,413
	1,857,639	1,792,323
Less accumulated depreciation and amortization	579,572	553,059
	1,278,067	1,239,264
Real estate investments	56,336	56,213
Less accumulated depreciation and amortization	11,730	11,132
	44,606	45,081
CURRENT ASSETS:
Cash and cash equivalents	8,926	7,799
Accounts receivable:
Customers, net of allowances for uncollectible accounts	21,703	17,305
Income tax	2,252	7,981
Other	1,034	1,118
Accrued unbilled utility revenue	32,950	27,905
Other current assets	6,308	4,750
	73,173	66,858
OTHER ASSETS:
Investment in California Water Service Group	3,207	4,535
Net regulatory assets, less current portion	98,332	99,554
Other	2,736	2,709
	104,275	106,798
	$1,500,121	1,458,001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding shares 20,594,486 on June 30, 2018 and 20,520,856 on December 31, 2017	$21	21
Additional paid-in capital	84,375	84,866
Retained earnings	380,898	376,119
Accumulated other comprehensive income	—	2,203
Total stockholders’ equity	465,294	463,209
Long-term debt, less current portion	431,258	431,092
	896,552	894,301
CURRENT LIABILITIES:
Line of credit	59,000	25,000
Accrued groundwater extraction charges, purchased water and power	18,555	14,382
Accounts payable	26,183	22,960
Accrued interest	6,968	6,869
Accrued property taxes and other non-income taxes	971	1,904
Accrued payroll	4,837	6,011
Other current liabilities	8,037	7,926
	124,551	85,052
DEFERRED INCOME TAXES	84,064	85,795
ADVANCES FOR CONSTRUCTION	80,993	83,695
CONTRIBUTIONS IN AID OF CONSTRUCTION	164,122	160,830
POSTRETIREMENT BENEFIT PLANS	75,229	72,841
REGULATORY LIABILITY	61,639	62,476
OTHER NONCURRENT LIABILITIES	12,971	13,011
COMMITMENTS AND CONTINGENCIES	—	—
	$1,500,121	1,458,001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income before noncontrolling interest	$14,156	24,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,389	25,258
Deferred income taxes	(2,129)	1,286
Stock-based compensation	879	1,044
Unrealized loss on California Water Service Group stock	527	—
Gain on sale of real estate investments	—	(6,903)
Loss on sale of California Water Service Group stock	87	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(9,359)	(7,814)
Accounts payable and other current liabilities	1,414	725
Accrued groundwater extraction charges, purchased water and power	4,173	7,376
Tax payable and receivable, and other accrued taxes	5,607	12,030
Postretirement benefits	2,388	2,651
Regulatory assets and liability related to balancing and memorandum accounts	1,399	(3,031)
Other changes, net	(2,105)	114
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,426	56,991
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(62,091)	(60,921)
Contributions in aid of construction	(3,091)	(4,258)
Additions to real estate investments	(123)	(119)
Payments to retire utility plant, net of salvage	(2,787)	(718)
Proceeds from sale of real estate investments	—	11,180
Proceeds from sale of California Water Service Group stock	714	—
Payments for business/asset acquisition and water rights	—	(1,150)
Deposit for long-lived asset held-for-sale	—	3,000
NET CASH USED IN INVESTING ACTIVITIES	(67,378)	(52,986)
FINANCING ACTIVITIES:
Borrowings on line of credit	34,000	2,500
Repayments of line of credit	—	(16,700)
Repayments of long-term borrowings	—	(2,717)
Payment to noncontrolling interest	—	(1,896)
Dividends paid	(11,520)	(8,916)
Receipts of advances and contributions in aid of construction	4,560	9,052
Refunds of advances for construction	(1,251)	(1,202)
Other changes, net	(2,710)	(248)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,079	(20,127)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,127	(16,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,799	25,350
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,926	9,228
Cash paid during the period for:
Interest	$13,240	12,382
Income taxes	420	237
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	1,657	7,985
Utility property installed by developers	565	381

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard replaced most existing revenue recognition guidance in generally accepted accounting principles. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of revenue transactions. SJW Group adopted the new revenue standard on January 1, 2018, using the modified retrospective method, and determined that no adjustment to the opening balance of retained earnings was necessary for contracts with remaining obligations as of the effective date. In addition, SJW Group applied the “right to invoice” practical expedient. The adoption of the new standard requires certain changes to the recognition of balancing and memorandum account revenue and related costs (See Note 9, “Balancing and Memorandum Accounts”). However, the changes did not have a material impact on our consolidated results of operations, financial position, or cash flows. Concurrently, the company implemented ASU 2017-10, “Identifying the Customer in a Service Concession Arrangement.” Upon adoption of ASU 2017-10, the service concession fee paid to the City of Cupertino was determined to be an up-front payment and accordingly will be amortized as a reduction to future revenue as opposed to amortized as an expense on SJW Group’s Consolidated Statements of Comprehensive Income.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall” which changes the recognition of changes in fair value of financial liabilities when the fair value option is elected. In addition, the standard requires equity investments to be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive income. The updated guidance affects the accounting for the company’s equity investment in California Water Service Group stock classified as an available-for-sale security (see Note 7 and Note 11 of “Notes to Unaudited Consolidated Financial Statements”). The new standard became effective for SJW Group beginning in the first quarter of the fiscal year ending December 31, 2018. Prior to adoption of ASU 2016-01, SJW Group recognized changes in fair value of its equity investment in California Water Service Group stock through other comprehensive income or loss on the statement of comprehensive income. Upon adoption on January 1, 2018, SJW Group began recording the change in fair value of its equity investment in other income and expense. In addition, the ASU stated that entities should apply the new standard by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As such, SJW Group recorded a cumulative-effect adjustment of $2,203 to beginning retained earnings to eliminate the cumulative change in fair value of its equity investment, net of tax from accumulated other comprehensive income.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which modifies existing guidance and is intended to reduce diversity in practice with respect to accounting for the income tax consequences of intra-entity transfers of assets. The ASU requires that the current and deferred income tax consequences of intra-entity transfers of assets be immediately recognized. Prior guidance allowed the entities to defer the consolidated tax consequences of an intercompany transfer of an asset other than inventory to a future period and amortize those tax consequences over time. SJW Group adopted ASU 2016-16 effective January 1, 2018. As SJW Group did not have any unamortized tax expense, the company did not have any cumulative catch-up adjustments upon adoption of this ASU.
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
June 30, 2018
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
On January 1, 2018, SJW Group adopted FASB ASC Topic 606 - “Revenue from Contracts with Customers.” In accordance with Topic 606, management has determined that the company has principally four categories of revenues. The first category, revenue from contracts with customers, represents metered revenue of Water Utility Services which includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is typically billed on a bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period. The second category, rental income, represents lease rental income from SJW Land Company tenants. The tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset. The third and fourth revenue categories are other balancing and memorandum accounts and alternative revenue programs. Both are scoped out of Topic 606 and are accounted for under FASB ASC Topic 980 - “Regulated Operations.” Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”), San Jose Water Company follows the requirements of ASC Topic 980-605-25, “Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to California Public Utilities Commission (“CPUC”) authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
From 2014 to 2016, California was in a severe drought. In response to the drought, the State Water Resources Control Board (the “State Water Board”) imposed mandatory water use restrictions and conservation targets. The Santa Clara Valley Water District (“SCVWD”), San Jose Water Company’s principal water supplier, also mandated water use restrictions along with conservation targets at levels higher than the State Water Board. While the Governor of California declared the drought over on April 7, 2017, the State Water Board made certain water use restrictions permanent while SCVWD maintained a conservation target at 20%.
On May 31, 2018, Governor Edmund G. Brown signed into law Assembly Bill 1668 and Senate Bill 606. Both bills set an initial limit for indoor water use of 55 gallons per person per day by 2022 and reduced the limit further to 50 gallons per person per day by 2030.  Implementation details remain to be developed as to how local water providers will meet this mandate as well as to how the CPUC will direct its regulated utilities to comply.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

To encourage conservation, San Jose Water Company received approval from the CPUC to implement a Mandatory Conservation Revenue Adjustment Memorandum Account in 2014. This account was subsequently replaced with a WCMA. The WCMA allows San Jose Water Company to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. San Jose Water Company records the lost revenue captured in the WCMA regulatory accounts once the revenue recognition requirements of FASB ASC Topic 980 - “Regulated Operations,” subtopic 605-25 are met. For further discussion, please see Note 8 and Note 9.
The major streams of revenue for SJW Group are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue from contracts with customers	$98,443	95,857	$174,312	164,424
Alternative revenue programs, net - WCMA	3,933	7,639	3,601	9,915
Other balancing and memorandum accounts revenue, net *	(4,611)	(2,750)	(6,447)	(6,111)
Rental income	1,321	1,327	2,662	2,890
	$99,086	102,073	$174,128	171,118
*    The amount reflected for three and six months ended June 30, 2018, excludes a further addition of $1,351 and $1,030, respectively, to revenue related to cost-recovery balancing accounts which upon adoption of Topic 606 are recorded as capitalized costs until recovery is approved by the CPUC. During 2017, prior to adoption of Topic 606, these amounts were recorded as revenue. For further discussion, please see Note 9.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law. Among other things, the Tax Act permanently lowers the corporate statutory tax rate to 21% from the previous maximum rate of 35%, effective for tax years including or commencing January 1, 2018. See Note 8 and Note 9, for discussion on the effect of the Tax Act on SJW Group’s regulatory activities.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2018 and 2017, 2,094 and 981 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2018, and 2017, 3,256 and 2,987 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended June 30, 2018 and 2017, the amounts allocated to administrative and general expense were $572 and $579, respectively. For the six months ended June 30, 2018, and 2017, the amounts allocated to administrative and general expense were $1,150 and $1,106, respectively.

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair value for stock-based payment awards.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance stock units, or other stock-based awards. As of June 30, 2018, the remaining number of shares available under the Incentive Plan was 881,914, and an additional 190,405 shares were issuable

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

under outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company’s ESPP.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2018, and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$—	—	$115	100
Restricted stock and deferred restricted stock	392	458	764	944
Total compensation costs charged to income	$392	458	$879	1,044
Proceeds from ESPP	$—	—	$653	570
Stock, Restricted Stock and Deferred Restricted Stock
On January 2, 2018, service-based restricted stock units covering an aggregate of 12,296 shares of common stock of SJW Group were granted to certain officers of SJW Group and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense of $60.22 per unit which was based on the award grant date fair value is being recognized over the service period beginning in 2018.
On January 30, 2018, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 4,081 that will vest based on the actual attainment of specified performance goals measured for the 2018 calendar year and continued service through December 31, 2018. The number of shares issuable under such units, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the stock-based compensation expense of $58.02 per unit which was based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of June 30, 2018, management believes it is probable that the performance goals will be met.
On January 30, 2018, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 5,259 that will vest based on the actual attainment of specified performance goals for the 2020 calendar year and continued service through December 31, 2020. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the stock-based compensation expense of $55.89 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of June 30, 2018, management believes that it is probable that the performance goals will be met.
On January 30, 2018, performance-based restricted stock units were granted to an officer of SJW Group covering a target number of shares of SJW Group’s common stock equal to 6,342 that will vest based on continued service and attainment of specified performance goals over the period from January 1, 2018, to December 31, 2020. The number of shares issuable under the award, ranging between 0% and 200% of the target number of shares, is based on the level of actual attainment of specified performance goals. These units do not include dividend equivalent rights. The fair value of the performance-based restricted stock award was estimated utilizing the Monte Carlo valuation model, using the fair value of SJW Group’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the performance goals will be attained. Stock-based compensation expense is recognized at $63.85 per unit. If such goals are not met and requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed.
On April 25, 2018, restricted stock units covering an aggregate of 7,385 shares of common stock of SJW Group were granted to the non-employee board members of SJW Group. The units vest upon continuous board service through the day immediately preceding the date of the next annual stockholder meeting with no dividend equivalent rights. Stock-based compensation

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

expense of $55.80 per unit, which is based on the award grant date fair value, is being recognized over the service period beginning in 2018.
As of June 30, 2018, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $2,462. This cost is expected to be recognized over a remaining weighted average period of 1.59 years.
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
SJW Group’s recorded expenses were $62 and $132 for the three and six months ended June 30, 2018, respectively, and $54 and $117 for the three and six months ended June 30, 2017, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2018, for the ESPP is approximately $23. This cost is expected to be recognized during the third quarter of 2018.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2018, and December 31, 2017, are as follows:

	June 30, 2018	December 31, 2017
Land	$13,262	13,262
Buildings and improvements	43,074	42,951
Subtotal	56,336	56,213
Less: accumulated depreciation and amortization	11,730	11,132
Total	$44,606	45,081
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and six months ended June 30, 2018, and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$1,607	1,288	$3,203	2,614
Interest cost	1,876	1,920	3,753	3,823
Other cost	1,145	1,165	2,278	2,203
Expected return on assets	(2,426)	(2,053)	(4,853)	(4,119)
	$2,202	2,320	$4,381	4,521
Effective January 1, 2018, SJW Group adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” The new standard requires retrospective presentation in the income statement of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost and prospective presentation from date of adoption for the capitalization in assets of only the service cost component of net periodic pension cost and net periodic postretirement benefit cost. As of June 30, 2017, utility plant included $265 of pension non-service cost in utility plant. The components of net periodic benefit cost have been recorded in the consolidated statements of comprehensive income as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Other production expenses	$426	336	$849	685
Administrative and general expense	902	723	1,797	1,464
Maintenance expense	279	229	557	465
Pension non-service costs	595	1,032	1,178	1,907
	$2,202	2,320	$4,381	4,521

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of June 30, 2018, and December 31, 2017:

		Fair Value Measurements at June 30, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	—	$5,309	$5,309	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,450	6,408	42	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	52,125	52,125	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	9,628	9,628	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	9,805	9,805	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,759	5,759	—	—
REIT	NAREIT - Equity REIT’S	6,276	—	6,276	—
Fixed Income (b)	(b)	45,153	—	45,153	—
Total		$140,505	$89,034	$51,471	$—
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

		Fair Value Measurements at December 31, 2017
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	—	$8,207	$8,207	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,413	6,376	37	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	50,351	50,351	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	9,358	9,358	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	8,725	8,725	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,973	5,973	—	—
REIT	NAREIT - Equity REIT’S	6,143	—	6,143	—
Fixed Income (b)	(b)	44,994	—	44,994	—
Total		$140,164	$88,990	$51,174	$—
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

In 2018, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,450 to the pension plans and Social Welfare Plan. For the three and six months ended June 30, 2018, $1,420 has been contributed to the pension plans and Social Welfare Plan.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated a commercial building rental that was sold in April 2017, and (iv) Hydro Sub, Inc., a Connecticut corporation that was formed on March 9, 2018 for the sole purpose of effecting the SJW Group and Connecticut Water Service, Inc. (“CTWS”) proposed merger (see discussion on the proposed merger at Note 12). In November 2017, SJW Group sold all its equity interest in Texas Water Alliance Limited, a non-tariffed water utility operation which had acquired permits and leases necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 - “Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company, CLWSC, and Texas Water Alliance Limited (up to November 2017), together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

	For Three Months Ended June 30, 2018
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$95,798	1,967	1,321	—	95,798	3,288	99,086
Operating expense	70,642	1,278	891	3,476	70,642	5,645	76,287
Operating income (loss)	25,156	689	430	(3,476)	25,156	(2,357)	22,799
Net income (loss) before noncontrolling interest	15,022	497	296	(2,944)	15,022	(2,151)	12,871
Depreciation and amortization	13,272	85	299	—	13,272	384	13,656
Senior note and other interest expense	5,540	—	—	544	5,540	544	6,084
Income tax expense (benefit) in net income	4,650	193	92	(867)	4,650	(582)	4,068
Assets	$1,449,714	3,768	46,756	(117)	1,449,714	50,407	1,500,121

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

	For Three Months Ended June 30, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$98,836	1,910	1,327	—	98,836	3,237	102,073
Operating expense	67,285	1,223	942	804	67,285	2,969	70,254
Operating income (loss)	31,551	687	385	(804)	31,551	268	31,819
Net income (loss) before noncontrolling interest	16,080	320	5,321	(1,137)	16,080	4,504	20,584
Depreciation and amortization	11,592	142	299	—	11,592	441	12,033
Senior note, mortgage and other interest expense	5,215	—	(3)	544	5,215	541	5,756
Income tax expense (benefit) in net income	9,908	236	1,988	(168)	9,908	2,056	11,964
Assets	$1,398,567	19,358	49,337	3,924	1,398,567	72,619	1,471,186

	For Six Months Ended June 30, 2018
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$168,151	3,315	2,662	—	168,151	5,977	174,128
Operating expense	132,343	2,166	1,740	7,749	132,343	11,655	143,998
Operating income (loss)	35,808	1,149	922	(7,749)	35,808	(5,678)	30,130
Net income (loss)	19,817	828	652	(7,141)	19,817	(5,661)	14,156
Depreciation and amortization	26,473	168	598	—	26,473	766	27,239
Senior note and other interest expense	11,048	—	—	1,088	11,048	1,088	12,136
Income tax expense (benefit) in net income	5,142	322	186	(2,162)	5,142	(1,654)	3,488
Assets	$1,449,714	3,768	46,756	(117)	1,449,714	50,407	1,500,121

	For Six Months Ended June 30, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$165,054	3,174	2,890	—	165,054	6,064	171,118
Operating expense	122,031	2,054	1,890	1,616	122,031	5,560	127,591
Operating income (loss)	43,023	1,120	1,000	(1,616)	43,023	504	43,527
Net income (loss)	20,029	492	5,681	(1,947)	20,029	4,226	24,255
Depreciation and amortization	23,252	278	622	—	23,252	900	24,152
Senior note, mortgage and other interest expense	10,640	—	62	1,111	10,640	1,173	11,813
Income tax expense (benefit) in net income	11,701	373	2,116	(658)	11,701	1,831	13,532
Assets	$1,398,567	19,358	49,337	3,924	1,398,567	72,619	1,471,186
 *    The “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the six months ended June 30, 2018, Hydro Sub, Inc. had no recorded revenue or expenses and as of June 30, 2018, held no assets and had incurred no liabilities. For the six months ended June 30, 2017, the “All Other” category includes the accounts of SJW Group on a stand-alone basis.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
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
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of June 30, 2018, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2018, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and six months ended June 30, 2018. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Group’s long-term debt was approximately $492,886 and $537,840 as of June 30, 2018, and December 31, 2017, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $431,258 and $431,092 as of June 30, 2018, and December 31, 2017, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of June 30, 2018, and December 31, 2017, the fair value of the company’s investment in California Water Service Group was $3,207 and $4,535, respectively, and would be categorized as Level 1 of the fair value hierarchy. For the three and six months ended June 30, 2018, SJW Group recognized an unrealized gain of $140 and an unrealized loss of $527, respectively, due to the change in fair value of the company’s investment in California Water Service Group.

Note 8.	Regulatory Rate Filings
On January 4, 2018, San Jose Water Company filed General Rate Case Application No. 18-01-004 with the CPUC requesting authority for an increase of revenue of $34,288, or 9.76%, in 2019, $14,232, or 3.70%, in 2020 and $20,582, or 5.17%, in 2021. Among other things, the application also includes requests to recover $20,725 from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism, and a shift to greater revenue collection in the service charge. On June 28, 2018, the CPUC issued an order in the case identifying the issues to be considered, including whether the proposed merger between SJW Group and Connecticut Water Service, Inc. will have any ratemaking impact on the customers of San Jose Water Company (see discussion on the proposed merger at Note 12). The application is in a year-long review process and new rates, if approved, are expected to become effective January 1, 2019.
On March 14, 2018, San Jose Water Company filed Advice Letter No. 517 to update its Cost of Capital Memorandum Account, which tracks the difference between current water rates and those adopted in Decision 18-03-035. This was approved on April 4, 2018.
The CPUC directed its Class A water utilities, including San Jose Water Company, to reflect the changes to the Internal Revenue Code resulting from the passage of the Tax Act in customer rates. On May 8, 2018, the CPUC directed San Jose Water Company to file an advice letter to implement a change in water rates to reflect the lower income tax rate provided by the Tax Act, effective July 1, 2018. On May 23, 2018, San Jose Water Company filed Advice Letter No. 522 in compliance with the CPUC’s directive. On June 7, 2018, San Jose Water Company filed Advice Letter No. 522A amending the rate change to reflect a reduction in revenue requirement for 2018 of $14,801 or 3.89%, with no impact on after tax income. This request became effective July 1, 2018.
On June 13, 2018, San Jose Water Company filed Advice Letter No. 523 with the CPUC requesting authorization to implement surcharges to offset the increases to purchased potable water charges, the ground water extraction fee, and purchased recycled water charges implemented by the Santa Clara Valley Water District and South Bay Water Recycling effective July 1, 2018. The increases amount to a revenue increase of $13,732 or 3.75%. This request became effective July 1, 2018.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

San Jose Water Company filed Advice Letter No. 524 with the CPUC on July 26, 2018, requesting authorization to recover the 2017 capital additions related to the Montevina Water Treatment Plant Upgrade Project. The filing requests a revenue increase of $3,155 or 0.83% and is anticipated to become effective on or about August 25, 2018, pending the CPUC’s approval.
The Public Utilities Commission of Texas (“PUCT”) directed CLWSC (as well as other Class A water utilities in Texas) to quantify all of the impacts of the passage of the Tax Act and make rate adjustments reflecting such impacts on a prospective basis. PUCT Order 47945-36 as amended by 47945-41 orders the water utilities to record a regulatory liability that reflects (1) the difference between the revenues collected under existing rates and the revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates; and (2) the balance of excess accumulated deferred federal income taxes that now exists because of the decrease in the federal income tax rate from 35% to 21%. A rate proposal reflecting these tax changes was submitted for PUCT’s review on April 19, 2018.
CLWSC subsequently amended their filing on April 30, 2018 to update the customer notice, and to replace estimates for April with recorded April 2018 information. This filing will return to the ratepayers the difference between the revenues collected under the existing rates and what water rates would have been using the 21% federal income tax rate now effective under the Tax Act. The accrued amounts for the period January 25, 2018 through April 30, 2018 were refunded along with the regular monthly Federal Tax Cut Credit (“FTCC”) on bills prepared during the month of June. The FTCC customer credit will continue to be reflected on customer bills every month until the implementation of new rates resulting from the next rate case. It is projected this credit will reduce water revenue by $1,023 in 2018 with no impact on after tax income.

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
Based on ASC Topic 980-605-25, San Jose Water Company recognized regulatory assets of $4,118 and $3,410 due to lost revenues accumulated in the 2018 WCMA account for the three and six months ended June 30, 2018, respectively. Of the $4,118 and $3,410 recognized in the 2018 WCMA account for the three and six months ended June 30, 2018, respectively, a reserve of $407 was recorded which is the estimated amount that will not be collected within the 24-month period, as required by the guidance. The amounts have been reflected in the 2018 WCMA balance shown in the table below.
Cost of capital memorandum account was approved by the CPUC on March 14, 2018. The account tracks the difference between current water rates and the lower rates adopted in the cost of capital decision on March 22, 2018. San Jose Water Company recorded a regulatory liability of $198 and $1,363 in the cost of capital memorandum account for the three and six months ended June 30, 2018, respectively, with a corresponding reduction to revenue. The amount has been reflected in the cost of capital memorandum account balance shown in the table below.
The CPUC directed San Jose Water Company to establish a memorandum account to capture the impact of the Tax Act on its regulated revenue requirement. The CPUC indicated that any benefit from implementing the new law should ultimately be passed on to ratepayers. Accordingly, San Jose Water Company recorded a regulatory liability of $4,563 and $5,496 in the tax

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

memorandum account for the three and six months ended June 30, 2018, respectively, with a corresponding reduction to revenue. The amount has been reflected in the tax memorandum account balance shown in the table below.
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

	Three months ended June 30, 2018					Three months ended June 30, 2017
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections)	Surcharge Offset	Ending Balance

Revenue accounts:
2014-2016 WCMA	$270	93	2	—	365	$398	3,206	(556)	(45)	3,003
2017 WCMA*	6,785	127	—	—	6,912	—	4,989	—	(3,988)	1,001
2018 WCMA*	(708)	3,711	—	—	3,003	—	—	—	—	—
2012 General Rate Case true-up	11,320	—	4	—	11,324	18,424	—	(2,659)	—	15,765
2015 General Rate Case true-up	115	—	2	—	117	4,097	—	(1,686)	—	2,411
Cost of capital memorandum account	(1,309)	(198)	—	—	(1,507)	(459)	—	315	—	(144)
Tax memorandum account	(933)	(4,563)	—	—	(5,496)	—	—	—	—	—
Drought surcharges	—	—	—	—	—	(5,054)	—	60	4,033	(961)
Cost-recovery accounts	—	—	—	—	—	3,145	1,631	(369)	—	4,407
All others	4,136	422	—	—	4,558	3,516	426	(408)	—	3,534
Total revenue accounts	$19,676	(408)	8	—	19,276	$24,067	10,252	(5,303)	—	29,016
Cost-recovery accounts:
Water supply costs	8,197	1,190	—	—	9,387	—	—	—	—	—
Pension	(2,298)	161	—	—	(2,137)	—	—	—	—	—
Total cost-recovery accounts	$5,899	1,351	—	—	7,250	$—	—	—	—	—

Total	$25,575	943	8	—	26,526	$24,067	10,252	(5,303)	—	29,016

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

	Six months ended June 30, 2018					Six months ended June 30, 2017
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections)	Surcharge Offset	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections)	Surcharge Offset	Ending Balance

Revenue accounts:
2014-2016 WCMA	$190	173	2	—	365	$1,589	4,654	(1,788)	(1,452)	3,003
2017 WCMA*	6,489	423	—	—	6,912	—	7,049	—	(6,048)	1,001
2018 WCMA*	—	3,003	—	—	3,003	—	—	—	—	—
2012 General Rate Case true-up	11,320	—	4	—	11,324	20,682	—	(4,917)	—	15,765
2015 General Rate Case true-up	115	—	2	—	117	5,528	—	(3,117)	—	2,411
Cost of capital memorandum account	(144)	(1,363)	—	—	(1,507)	(817)	—	673	—	(144)
Tax memorandum account	—	(5,496)	—	—	(5,496)	—	—	—	—	—
Drought surcharges	—	—	—	—	—	(7,688)	—	(773)	7,500	(961)
Cost-recovery accounts	—	—	—	—	—	3,181	2,001	(775)	—	4,407
All others	3,736	822	—	—	4,558	3,434	883	(859)	76	3,534
Total revenue accounts	$21,706	(2,438)	8	—	19,276	$25,909	14,587	(11,556)	76	29,016
Cost-recovery accounts:
Water supply costs	8,679	708	—	—	9,387	—	—	—	—	—
Pension	(2,459)	322	—	—	(2,137)	—	—	—	—	—
Total cost-recovery accounts	$6,220	1,030	—	—	7,250	$—	—	—	—	—

Total	$27,926	(1,408)	8	—	26,526	$25,909	14,587	(11,556)	76	29,016
* As of June 30, 2018, the reserve balances for the 2017 and 2018 WCMA were $938 and $407, respectively, which have been netted from the balances above. As of June 30, 2017, the reserve balance for the 2017 WCMA was $276 which has been netted from the balance above.
As of June 30, 2018, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,900. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Regulatory assets:
Postretirement pensions and other medical benefits	$68,556	68,556
Balancing and memorandum accounts, net	26,526	27,925
Other, net	3,250	3,073
Total regulatory assets, net in Consolidated Balance Sheets	$98,332	99,554

Regulatory liability:
Income tax temporary differences, net	$61,639	62,476
Total regulatory liability in Consolidated Balance Sheets	$61,639	62,476

Note 11.	California Water Service Group Stock
During the quarter ended March 31, 2018, SJW Group sold 17,660 shares of California Water Service Group for $716, before fees of $2. SJW Group recognized a loss on the sale of the stock of approximately $87 and tax benefit of approximately $24, for a net loss of $63. As of June 30, 2018, SJW Group held 82,340 shares of California Water Service Group remaining. The company classifies its investment in California Water Service Group as available for sale. The stock is carried at the quoted market price with the changes in gain or loss reported as a component of other expense (income) on the Consolidated Statements of Comprehensive Income.

Note 12.	SJW Group and CTWS Merger Agreement
On March 14, 2018, SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group and CTWS entered into an Agreement and Plan of Merger with regard to an all-stock transaction. On May 30, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into an Amended and Restated Agreement & Plan of Merger (the “Merger Agreement”), which provided, among other things, CTWS the right to solicit alternative proposals from third parties and take certain other actions relating to a “go-shop process” through July 14, 2018. Under the terms of the Merger Agreement, Hydro Sub, Inc. will merge with and into CTWS (the “Merger”), with CTWS surviving the Merger as a wholly-owned subsidiary of SJW Group. Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of common stock, without par value, of CTWS (“CTWS Common Share”), other than CTWS Common Shares directly or indirectly owned by the company, Hydro Sub, Inc., CTWS or any of their respective subsidiaries (in each case, other than any CTWS Common Shares held on behalf of third parties), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 1.1375 shares of common stock of SJW Group, par value $0.001.
The transaction, which is expected to close during the fourth quarter of 2018, has been unanimously approved by the boards of directors of both companies. Consummation of the Merger is subject to customary conditions, including, without limitation: approval by SJW Group's stockholders and CTWS shareholders, approval by certain regulators, the approval by the New York Stock Exchange of the listing of common stock of SJW Group to be issued as consideration in the Merger; the absence of any law or judgment prohibiting the consummation of the Merger or the Charter Amendment; the effectiveness of the registration statement on Form S-4 relating to the shares of common stock to be issued in the Merger; the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers); each party’s performance in all material respects of its obligations contained in the Merger Agreement; the absence of any material adverse effect on the company or CTWS since the date of the Merger Agreement, which has not been ameliorated or cured; and the receipt by each party of customary opinions from counsel to the effect that the Merger will qualify as a reorganization for U.S. federal income tax purposes. There is no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger may adversely affect the financial conditions and results of operations of SJW Group.
In addition, SJW Group and CTWS have each received an unsolicited proposal. While each of the companies’ board of directors has determined that the respective proposals were neither superior proposals nor reasonably likely to lead to superior

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2018
(in thousands, except share and per share data)

proposals, California Water Service Group filed on May 2, 2018 a preliminary proxy statement and on May 31, 2018 a definitive proxy statement to solicit proxies in opposition to the proposed merger, Eversource Energy filed on April 27, 2018 a preliminary proxy statement to solicit proxies in opposition to the proposed merger, and it is unclear what additional actions these third parties may take to further their proposals. In addition, on June 7, 2018, California Water Service Group filed a Schedule TO with the SEC and issued a press release announcing that it had commenced an unsolicited tender offer to acquire all outstanding shares of SJW Group for $68.25 per share in cash, following which, on June 15, 2018, SJW Group filed a Schedule 14D-9 with the SEC and issued a press release announcing the SJW Group board of director’s recommendation that stockholders reject the California Water Service Group tender offer and not tender their shares into the California Water Service Group tender offer and reaffirming SJW Group’s commitment to the proposed merger.

Note 13.	Legal Proceedings
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, and Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, CTWS and the Merger. The complaints allege that the CTWS board breached its fiduciary duties in connection with the Merger and that SJW Group and Mr. Thornburg aided and abetted such breaches. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. At this time, SJW Group cannot determine the likelihood that liability exists on the part of SJW Group or Mr. Thornburg and we are unable to provide a reasonable estimate of potential loss, if any.
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 14.	Subsequent Event
CLWSC completed its acquisition of the Deer Creek Ranch Water Co., LLC’s water system on July 2, 2018 for a purchase price of $2,700. In 2017, CLWSC entered into an agreement to purchase the water system assets. Deer Creek Ranch includes approximately 750 service connections over an area of 1,191 acres in the Texas Hill Country on the rapidly growing western fringe of the Austin metropolitan area, about 40 miles south of CLWSC’s operating area of New Braunfels.

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
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “seeks,” “plans,” “projects,” “may,” “should,” “will,” and variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and our most recent Form 10-K and Form S-4 filed with the Securities and Exchange Commission (the “SEC”) under the items entitled “Risk Factors,” and in other reports SJW Group files with the SEC, specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Group undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

General:
SJW Group is a holding company with four wholly-owned subsidiaries: San Jose Water Company, SJWTX, Inc., SJW Land Company and Hydro Sub, Inc.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 14,700 connections that serve approximately 44,000 people. CLWSC’s service area comprises more than 246 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

SJW Land Company owned the following real properties during the six months ended June 30, 2018:

				% for Six months ended June 30, 2018 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	43%	41%
Commercial building	Knoxville, Tennessee	15	135,000	57%	59%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. which operated a California commercial property that was sold in the second quarter of 2017. The limited partnership has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 - “Consolidation” with SJW Land Company as the primary beneficiary, and as a result, it has been consolidated with SJW Land Company.
Hydro Sub, Inc., a wholly-owned subsidiary of SJW Group, is a Connecticut corporation that was formed on March 9, 2018, for the sole purpose of effecting the proposed merger of SJW Group and Connecticut Water Service, Inc. (“CTWS”). On March 14, 2018, SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group, and CTWS entered into an Agreement and Plan of Merger with regard to the merger, an all-stock transaction. On May 30, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into an Amended and Restated Agreement & Plan of Merger (the “Merger Agreement”), which provided, among other things, CTWS the right to solicit alternative proposals from third parties and take certain other actions relating to a “go-shop process” through July 14, 2018. The transaction, which is expected to close during the fourth quarter of 2018, has been unanimously approved by the boards of directors of both companies and is subject to the satisfaction of customary closing conditions and approval by certain regulators, SJW Group’s stockholders and CTWS shareholders. Under certain circumstances, SJW Group will be obligated to pay a termination fee of $42,500 to CTWS if the Merger Agreement is terminated by SJW Group, including without limitation in the event that SJW Group materially breaches its non-solicitation obligations, the SJW Group board makes an adverse recommendation change to SJW Group stockholders, SJW Group enters into an alternative acquisition agreement or SJW Group stockholders fail to approve of either the issuance of shares of SJW Group common stock to CTWS shareholders pursuant to the proposed merger or the adoption of the SJW Group certificate of incorporation amendment, in each case subject to the terms of the Merger Agreement, as amended. Pursuant to the terms of the Merger Agreement, SJW Group may be required to reimburse CTWS up to $5,000 of certain fees and expenses (any termination fee payable by SJW Group under Merger Agreement would be reduced by such amount) if either SJW Group or CTWS terminates the Merger Agreement due to a failure to obtain the necessary SJW Group stockholder approval. Recent updates related to the proposed merger include the following:

•
On April 4, 2018, SJW Group received an unsolicited proposal from California Water Service Group (“Cal Water”) regarding the acquisition of all of the outstanding shares of SJW Group common stock. SJW Group’s board of directors has determined that the unsolicited proposal was neither a superior proposal nor reasonably likely to lead to a superior proposal. On June 7, 2018, Cal Water filed a Schedule TO with the SEC and issued a press release announcing that it had commenced a tender offer to acquire all outstanding shares of SJW Group for $68.25 per share in cash (the “Cal Water Tender Offer”). On June 15, 2018, SJW Group filed a Schedule 14D-9 with the SEC and issued a press release announcing the SJW Group board of directors’ recommendation that stockholders reject the Cal Water Tender Offer and not tender their shares into the Cal Water Tender Offer and reaffirming SJW Group’s commitment to the proposed merger with CTWS.

•
On April 5, 2018, CTWS received an unsolicited proposal from Eversource Energy regarding the acquisition of all of the outstanding shares of CTWS common stock. CTWS determined that the unsolicited proposal was neither a superior proposal nor reasonable likely to lead to a superior proposal. On July 2, 2018, CTWS received a revised unsolicited proposal from Eversource Energy regarding the acquisition of all of the outstanding shares of CTWS common stock. CTWS again determined that such revised unsolicited proposal was neither a superior proposal nor reasonably likely to lead to a superior proposal.

•
On April 27, 2018, the United States Federal Trade Commission granted SJW Group and CTWS early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

•	On May 4, 2018, CTWS filed with the Maine Public Utilities Commission an application for the approval of the proposed merger.

•
Following an initial application with the Connecticut Public Utilities Regulatory Authority (“PURA”), the PURA issued a draft decision that would have dismissed the application without prejudice due to lack of ripeness for review by the PURA. The applicants subsequently withdrew the application and PURA closed the docket. On July 18, 2018, CTWS and SJW Group filed a new joint application for approval of the proposed merger with the PURA.

•	CTWS and SJW Group will also file the required applications with the Federal Communications Commission.

•
In addition, while SJW Group believes that no prior authorization of the CPUC is required for the proposed merger, the CPUC at its July 12, 2018, meeting approved an order to investigate the proposed merger, such as whether it is subject to CPUC approval and its likely impacts within California. The order states that the CPUC plans to substantially complete the inquiry in a manner sufficiently timely to allow the merger to go forward by the end of 2018, if appropriate.

There is no guarantee that the proposed merger will be completed, and the failure to complete the proposed merger may adversely affect the financial conditions and results of operations of the company. For a description of certain risk factors relating to the proposed merger, please see Item 1A, “Risk Factors” in SJW Group’s Form 10-Q for the quarter ended June 30, 2018.
Texas Water Alliance Limited (“TWA”) was previously a wholly-owned subsidiary of SJW Group undertaking activities necessary to develop a water supply project in Texas. On November 16, 2017, SJW Group sold all of its equity interests in TWA to Guadalupe-Blanco River Authority.

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
As part of our pursuit of the above three strategic areas, the company considers from time to time opportunities to acquire businesses and assets. As noted above, the company entered into a Merger Agreement with Connecticut Water Service, Inc. on March 14, 2018 (See Note 12, “Notes to Unaudited Condensed Consolidated Financial Statements”). However, SJW Group cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition.
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
On January 1, 2018, SJW Group adopted FASB ASC Topic 606 - “Revenue from Contracts with Customers.” In accordance with Topic 606, management has determined that the company has principally four categories of revenues. The first category, revenue from contracts with customers, represents metered revenue of Water Utility Services which includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is typically billed on a bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period. The second category, rental income, represents lease rental income from SJW Land Company tenants. The tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset. The third and fourth revenue categories are other balancing and memorandum accounts and alternative revenue programs. Both are scoped out of Topic 606 and are accounted for under FASB ASC Topic 980 - “Regulated Operations.” Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”), San Jose Water Company follows the requirements of Accounting Standards Codification (“ASC”) Topic 980-605-25, “Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.

New Accounting Pronouncements:
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which supersedes the lease requirements in “Leases (Topic 840).” This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the Consolidated Statement of Financial Position. ASU 2016-02 also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. This ASU will be effective for the company in the first quarter of 2019 and earlier adoption is permitted. Management is currently evaluating the effect that the new standard will have on its consolidated financial statements and related disclosures.

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
Overview
SJW Group’s consolidated net income for the three months ended June 30, 2018 was $12,871, a decrease of $5,817, or approximately 31%, from $18,688 for the same period in 2017. SJW Group’s consolidated net income for the six months ended June 30, 2018, was $14,156, a decrease of $8,203, or approximately 37%, from $22,359 for the same period in 2017. The decrease in net income for the three months ended June 30, 2018, was primarily due to a lower return on rate base due to

San Jose Water Company’s cost of capital decision, implementation of the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) memorandum account and lower revenue recorded in our WCMA, partially offset by an increase in cumulative water rate changes, and higher customer usage. In addition, the company experienced an increase in water production expenses due to higher usage and higher per unit costs for purchased water, groundwater extraction and energy charges, incurred costs during 2018 related to the proposed merger with CTWS, and the sale of real estate properties in 2017 that did not recur in 2018, offset by the lower federal tax rate. The decrease in net income for the six months ended June 30, 2018 was due to an increase in water production expenses, costs incurred related to the proposed merger with CTWS, and sale of real estate properties in 2017 that did not recur in 2018, partially offset by an increase in operating revenue and the lower federal tax rate. The increase in operating revenue was primarily due to an increase in water usage and higher rates, offset by a decrease in recognition of certain balancing and memorandum accounts primarily due to San Jose Water Company’s cost of capital decision, customer surcredits related to the Tax Act, and lower revenue recorded in the WCMA.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Water Utility Services	$97,765	100,746	$171,466	168,228
Real Estate Services	1,321	1,327	2,662	2,890
	$99,086	102,073	$174,128	171,118
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2018 vs. 2017		Six months ended June 30, 2018 vs. 2017
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$1,838	2%	$8,111	5%
Increase in customers	415	—%	792	—%
Rate increases	5,704	6%	11,778	7%
Balancing and memorandum accounts:
WCMA	(4,264)	(4)%	(6,733)	(4)%
Cost recovery recorded prior year	(1,631)	(2)%	(1,675)	(1)%
2016 WCMA revision to new customer classification	—	—%	(1,371)	(1)%
Tax Act	(4,839)	(5)%	(5,911)	(3)%
All other	(202)	—%	(1,752)	(1)%
Real Estate Services	(8)	—%	(229)	—%
	$(2,987)	(3)%	$3,010	2%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Water Utility Services	$71,920	68,508	$134,509	124,085
Real Estate Services	891	942	1,740	1,890
All Other	3,476	804	7,749	1,616
	$76,287	70,254	$143,998	127,591

The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2018 vs. 2017		Six months ended June 30, 2018 vs. 2017
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(3,284)	(5)%	$(4,639)	(4)%
Change in usage and new customers	1,735	3%	4,283	4%
Purchased water and groundwater extraction charge and energy price increase	3,812	6%	6,084	5%
Balancing and memorandum accounts cost recovery	(1,190)	(2)%	(708)	(1)%
Total water production expenses	1,073	2%	5,020	4%
Administrative and general	305	—%	889	1%
Balance and memorandum account cost recovery	(162)	—%	(323)	—%
Maintenance	109	—%	672	1%
Property taxes and other non-income taxes	339	1%	510	—%
Depreciation and amortization	1,623	2%	3,087	2%
Merger related expenses	2,746	4%	6,552	5%
	$6,033	9%	$16,407	13%
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2018	2017			2018	2017
Purchased water	6,402	6,121	281	3%	10,258	10,030	228	1%
Groundwater	2,874	3,499	(625)	(6)%	5,652	5,897	(245)	(1)%
Surface water	1,167	295	872	9%	1,704	476	1,228	7%
Reclaimed water	181	174	7	—%	251	221	30	—%
	10,624	10,089	535	6%	17,865	16,624	1,241	7%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for June 30, 2018, and 2017 approximated 7.8% and 8.7%, respectively, as a percentage of total production. The decrease in unaccounted-for water is primarily due to decreased water loss as a result of higher water flows through the system from reduced conservation activities, combined with Water Utility Services’ main replacements and lost water reduction programs.
Water Production Expenses
The increase in water production expenses for the three and six months ended June 30, 2018, compared to the same periods in 2017, was primarily attributable to an increase in usage and higher per unit costs for purchased water, groundwater extraction and energy charges, partially offset by an increased use of surface water. Effective July 1, 2017, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%. The increase was offset by a decrease in costs due to an increase in the use of available surface water supply. San Jose Water Company was notified by the SCVWD that the unit price of purchased water and the groundwater extraction charge would be increased another 9% and 10%, respectively, effective July 1, 2018.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $4,960 for the three months ended June 30, 2018, compared to the same period in 2017. The increase was primarily attributable to an increase of $2,746 in merger related expenses for the company’s proposed merger with CTWS, an increase of $1,623 in depreciation and amortization expense due to increases in utility plant, an increase in property and other non-income taxes of $339 primarily due to an increase in utility plant additions and annual assessments, an increase of $305 in administrative and general expenses primarily due to increases in cost of capital and rate case filing expenses, and an increase of $109 in maintenance expenses due to annual wage increases. These increases were offset partially by $162 of balancing and memorandum account cost recoveries.
Operating expenses, excluding water production expenses, increased $11,387 for the six months ended June 30, 2018, compared to the same period in 2017. The increase was primarily attributable to an increase of $6,552 in merger related expenses for the company’s proposed merger with CTWS, an increase of $3,087 in depreciation and amortization expense due to increases in utility plant, an increase of $672 in maintenance expenses due to annual wage increases and paving costs as a result of increased leak repairs, an increase of $889 in administrative and general expenses primarily due to increases in cost of capital and rate case filing expenses, and an increase in property and other non-income taxes of $510 primarily due to an increase in utility plant additions and annual assessments. These increases were offset partially by $323 of balancing and memorandum account cost recoveries.
Other (Expense) Income
For the three and six months ended June 30, 2018, compared to the same period in 2017, the change in other (expense) income was primarily due to the $6,903 pre-tax gain on sale of the 444 West Santa Clara Street, L.P.’s properties and undeveloped land in the prior year.
Provision for Income Taxes
For the three months and six months ended June 30, 2018, compared to the same period in 2017, income tax expense decreased $7,896 and $10,044, respectively. The decrease in income tax expense is due to a lower tax rate and lower pre-tax income. The effective consolidated income tax rate was 24% and 37% for the three months ended June 30, 2018, and 2017, respectively, and 20% and 36% for the six months ended June 30, 2018, and 2017, respectively. The federal statutory income tax rate decreased from 35% to 21% effective January 1, 2018 thus reducing the income tax expense and the effective consolidated income tax rate in 2018. The estimated reversal of excess deferred taxes for the regulated entity San Jose Water Company also contributed to the decrease in the effective consolidated income tax rate in 2018. The benefit of the reversal of excess deferred taxes for the year 2018 is expected to flow back to the customers through the tax memorandum account.
The CPUC has directed San Jose Water Company to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The CPUC has indicated that the net benefit from implementing the new law should ultimately be passed on to customers. The PUCT has directed water utilities to record as a regulatory liability the difference between the revenues collected under existing rates and the revenue that would have been collected had the existing rates been set using the new federal statutory income tax rate. The benefits associated with regulatory activities is expected to flow back to customers as directed by the CPUC and PUCT, with no impact to net income. Accordingly, San Jose Water Company recorded a $4,563 and $933 liability in the tax memorandum account during the second and the first quarter of 2018, respectively. CLWSC refunded the accrued amounts for the period January 25, 2018, through April 30, 2018, in the second quarter of 2018. The Federal Tax Cut Credit will continue to be reflected on customer bills every month starting from May 1, 2018 until the implementation of new rates resulting from the next rate case.
SJW Group expects the regulators and the Internal Revenue Service to issue guidance in future periods that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Act. At this time, the Company has applied a reasonable interpretation of the Tax Act and the regulatory resolution. Future clarification of the Tax Act and regulatory decisions may change the amounts estimated.
SJW Group is currently undergoing an audit by the Texas Comptroller of Public Accounts for Texas Franchise Tax Report for the report year 2015.

Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three and six months ended June 30, 2018, compared to the same period in 2017 was due to a change in accounting for the fair value for the company’s investment in California Water Service Group as a result of the adoption of ASU 2016-01, “Financial Instruments - Overall” effective January 1, 2018.
Water Supply
On July 1, 2018, SCVWD’s 10 reservoirs were approximately 44% of total capacity with 74,468 acre-feet of water in storage, which is 73% of twenty-year average for this date. As reported by the SCVWD, there were 8.50 inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2017. Rainfall at San Jose Water Company’s Lake Elsman was measured at 31.60 inches during the current rainfall season, which is approximately 71% of the five-year average. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD’s total annual water supply. As of July 1, 2018, the SCVWD reported that allocations from the state and federal water project are approximately 35% and 75%, respectively, of amounts requested in 2018. SCVWD also reported that the managed groundwater recharge from January to June in the Santa Clara Plain was 182% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 6 feet higher than a year ago in June and 27 feet higher than the five-year average. According to SCVWD, the projected total groundwater storage at the end of 2018 is expected to fall within the normal stage of the SCVWD’s Water Shortage Contingency Plan.
On July 1, 2018, San Jose Water Company’s Lake Elsman contained 4,303 acre-feet of water, of which approximately 3,843 acre-feet can be utilized. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. The Montevina Surface Water Treatment Plant became fully operational during the second quarter and is expected to continue treating surface water from Lake Elsman through the remainder of the calendar year. San Jose Water Company’s smaller Saratoga Water Treatment Plant was taken out of service at the end of the second quarter due to lack of run-off from Saratoga Creek. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2018.
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
CLWSC entered Stage 1 drought restrictions June 1, 2018, due to increasing demands on the system mainly attributable to landscape irrigation. Much of south central Texas including Comal County has seen below normal rainfall for the past few months. Most neighboring utilities including the major utilities of San Antonio Water Systems and New Braunfels had already implemented Stage 1 restrictions in late May of 2018. Dry conditions and higher temperatures are expected to continue. CLWSC fully expects to meet customer demands in 2018 by implementing drought stages as needed and moving forward with system improvements.
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

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2018, SJW Group generated cash flows from operations of approximately $45,400, compared to $57,000 for the same period in 2017. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $11,600. This decrease was the result of a combination of the following factors: (1) decrease in net collection of taxes receivable by $6,400, (2) a decrease in accrued groundwater extraction charges, purchased water and power of $3,200, (3) net income adjusted for non-cash items decreased by $3,000, offset by (4) a general working capital increase of $1,000.
As of June 30, 2018, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2017. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
In connection with the proposed merger with CTWS, the company incurred professional fees of approximately $2,746 and $6,552 for the three and six months ended June 30, 2018. SJW Group anticipates incurring additional merger related fees through the anticipated close of the transaction in the fourth quarter of 2018 which will negatively impact operating cash flows.
Cash Flow from Investing Activities
During the six months ended June 30, 2018, SJW Group used cash flows in investing activities of approximately $67,400, compared to $53,000 for the same period in 2017. SJW Group used approximately: (1) $62,100 of cash for company-funded capital expenditures, (2) $3,100 for developer-funded capital expenditures, (3) $2,800 in utility plant retirement costs, and (4) $100 for additions to nonutility property, offset by (5) $700 proceeds from the sale of California Water Service Group stock.
Water Utility Services’ budgeted capital expenditures for 2018, exclusive of capital expenditures financed by customer contributions and advances, are approximately $120,000. As of June 30, 2018, approximately $62,100 or 52% of the $120,000 has been spent.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2018, increased by approximately $43,200 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings on our lines of credit of $48,200, offset by (2) a decrease of $4,500 in net receipts of advances and contributions in aid of construction, (3) $2,600 increased dividends paid, and (4) an increase of $2,300 in other changes, net for equity plan payments and incurred costs related to future common stock issuance activity.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 49% debt and 51% equity. As of June 30, 2018, San Jose Water Company’s funded debt and equity were approximately 46% and 54%, respectively.

Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity securities or the sale of all or part of our investment in California Water Service Group, all of which will be consistent with the regulator’s guidelines.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2018.
SJW Group’s unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2018.
San Jose Water Company’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2018, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2018, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of June 30, 2018, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At June 30, 2018, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $86,000. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 2.72% as of June 30, 2018. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of June 30, 2018, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of June 30, 2018, San Jose Water Company was in compliance with all covenants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Group’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets. SJW Group also owned 82,340 shares of common stock of California Water Service Group as of June 30, 2018, which is listed on the New York Stock Exchange, and is therefore exposed to the risk of fluctuations and changes in equity prices.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, and Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, CTWS and the Merger. The complaints allege that the CTWS board breached its fiduciary duties in connection with the Merger and that SJW Group and Mr. Thornburg aided and abetted such breaches. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. At this time, SJW Group cannot determine the likelihood that liability exists on the part of SJW Group or Mr. Thornburg and we are unable to provide a reasonable estimate of potential loss, if any.
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2017, SJW Group’s Form 10-Q for the quarter ended March 31, 2018, and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factor listed and referenced to below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2017.
The following discusses certain risk factors relating to the proposed merger with CTWS and does not include all of the risk factors associated with the proposed merger and the combined company after the proposed merger. For additional and more detailed discussions of risks relating to the proposed merger and the combined company, please see the Registration Statement on Amendment No. 2 to Form S-4 filed by SJW Group on June 25, 2018, including but not limited to, the section entitled “Risk Factors” in such Registration Statement.
Our proposed merger with CTWS is subject to the receipt of consents and clearances from regulatory authorities that may impose conditions that could have an adverse effect on SJW Group or, if not obtained, could prevent completion of the proposed merger.
Completion of the proposed merger is contingent upon, among other things, the receipt of all required regulatory approvals, which consist of filings with the SEC, compliance with and filings under the Hart Scott-Rodino Antitrust Improvements Act, filing and acceptance of the certificate of merger with the Secretary of the State of the State of Connecticut and appropriate documents with the states having jurisdictions over SJW Group and CTWS, filings and approvals under the securities or “blue sky” laws of various states, filing and acceptance of the SJW Group certificate of incorporation amendment with the Secretary of State of the State of Delaware, authorization from the New York Stock Exchange for the listing of the shares of SJW Group common stock to be issued as merger consideration, pre-approvals of license transfers by the Federal Communications Commission, compliance with the Delaware General Corporation Law and the Connecticut Business Corporation Act, and consents required by the Connecticut Public Utilities Regulatory Authority and the Maine Public Utilities Commission. Furthermore, before the proposed merger may be completed, applicable waiting periods must expire or terminate under antitrust and competition laws.

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
The CPUC has initiated an investigation into the proposed merger, which may cause delays in the completion of the merger.
The CPUC at its July 12, 2018 meeting approved an Order Instituting Investigation (“OII”) into our proposed merger with CTWS. The order includes investigating the CPUC’s authority over the proposed merger, whether the proposed merger is in the public interest, whether the proposed merger would preserve the CPUC’s jurisdiction over San Jose Water Company and the CPUC’s capacity to effectively regulate utility operations in the State of California, the effect of the proposed merger on SJW Group’s and CTWS’s employees, shareholders, subscribers, communities in which they operate and the State of California, whether the benefits likely exceed any detrimental effects of the proposed merger, and whether the CPUC should consider conditions or mitigation measures to prevent any adverse consequences which may result from the proposed merger, and if so, what should be those conditions or measures. The order states that the CPUC plans to substantially complete the inquiry in a manner sufficiently timely to allow the merger to go forward by the end of 2018, if appropriate. SJW Group is unable to predict what action, if any, the CPUC will take with respect to the proposed merger upon the conclusion of the OII and, therefore, no assurance can be given that such action will not introduce additional costs or cause delays with respect to the proposed merger.
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

The merger agreement with CTWS may be terminated in certain circumstances, which would result in the benefits of the merger not being realized.
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
In addition, if the merger agreement is terminated under certain circumstances, CTWS may be required to pay a termination fee to SJW Group of $28.1 million or reimburse SJW Group’s expenses up to $5 million, CTWS may not be able to obtain the approval of the CTWS shareholders required to consummate the merger, including in particular because some of the CTWS shareholders may be persuaded to vote against approval of the merger agreement as a result of Eversource Energy’s actions to solicit proxies from the CTWS shareholders in opposition to the merger. If the CTWS shareholders fail to approve the merger, then the merger agreement will be terminated and CTWS will be required to reimburse SJW Group’s expenses up to $5 million and may also be required to pay to SJW Group the termination fee of $28.1 million (less the amount of expenses reimbursed) in certain circumstances. Similarly, if the merger agreement is terminated under certain circumstances, SJW Group may not be able to obtain the approval of the SJW Group stockholders required to consummate the merger, including in particular because some of the SJW Group stockholders may be persuaded to vote against the issuance of shares of SJW Group common stock to CTWS shareholders pursuant to the merger or the adoption of the SJW Group certificate of incorporation amendment as a result of California Water Service Group’s actions to solicit proxies from the SJW Group stockholders in opposition to the merger. If the SJW Group stockholders fail to approve the issuance of shares of SJW Group common stock to CTWS shareholders pursuant to the merger or adopt the SJW Group certificate of incorporation amendment, then the merger agreement will be terminated and SJW Group will be required to reimburse CTWS’s expenses up to $5 million and may also be required to pay to CTWS the termination fee of $42.5 million (less the amount of expenses reimbursed) in certain circumstances.
An adverse judgment in any litigation challenging the merger may prevent the merger from becoming effective or from becoming effective within the expected timeframe.
On June 14, 2018, a putative class-action complaint was filed against the members of the CTWS board of directors, SJW Group and Eric W. Thornburg on behalf of CTWS shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Dunn v. Benoit, et al., Case No. MMX-CV18-6021536-S (Conn. Super. Ct.). The complaint alleges that the members of the CTWS board of directors breached their fiduciary duties owed to CTWS shareholders in connection with negotiating the merger. The complaint further alleges that SJW Group and Eric W. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the action seeks to recover rescissory and other damages and attorneys’ fees and costs. The defendants believe this lawsuit is without merit and intend to defend vigorously against these allegations.
Also, on June 14, 2018, a near-identical putative class-action complaint was filed against the members of the CTWS board of directors, SJW Group and Eric W. Thornburg on behalf of CTWS shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Tillotson v. Benoit, et al., Case No. MMX-CV18-6021537-S (Conn. Super. Ct.). The complaint alleges that the members of the CTWS board of directors breached their fiduciary duties owed to CTWS shareholders in connection with negotiating the merger. The complaint further alleges that SJW Group and Eric W. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the action seeks to recover recissory and other damages and attorneys’ fees and costs. The defendants believe this lawsuit is without merit and intend to defend vigorously against these allegations.
It is possible that SJW stockholders or CTWS shareholders may file additional lawsuits challenging the merger or the other transactions contemplated by the merger agreement, which may name SJW Group, the SJW Group board of directors, CTWS and/or the CTWS board of directors as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of SJW Group’s and CTWS’s business.
One of the conditions to the closing of the merger is the absence of any law or order, decree or judgment by a court, arbitrator or other governmental entity that makes illegal or prohibits the consummation of the merger or the other transactions contemplated by the merger agreement. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected time frame or at all.
The merger agreement contains provisions that could discourage a potential competing acquiror of either SJW Group or CTWS, or could result in any competing proposal being at a lower price than it might otherwise be. However, potential competing acquirors could negatively impact the completion and timing of the proposed transaction and result in disruption and expense for both SJW Group and CTWS.
Other than in connection with the 45-day go-shop period, which concluded at 11:59 p.m. Eastern time on July 14, 2018, the merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict each of SJW Group’s and CTWS’s ability to solicit, initiate, knowingly encourage or knowing facilitate any takeover proposal. In addition, the other party has an opportunity to offer to modify the terms of the merger in response to any competing acquisition proposals before the board of directors of the company that has received a third-party proposal may withdraw or qualify its recommendation with respect to the merger. These provisions could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of SJW Group or CTWS from considering or proposing the acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the proposed merger or might result in a potential third-party acquiror proposing to pay a lower price to the stockholders than it might otherwise have proposed to pay because of the added expense of the $42.5 million or $28.1 million termination fee, as applicable, that may become payable in certain circumstances.
SJW Group and CTWS have each received unsolicited proposals. While each of the companies’ board of directors has determined that each of the respective proposals were neither superior proposals nor reasonably likely to lead to superior proposals, Cal Water filed on May 2, 2018, a preliminary proxy statement and on May 31, 2018, a definitive proxy statement to solicit proxies in opposition to the proposed merger. Eversource Energy filed on April 27, 2018, a preliminary proxy statement to solicit proxies in opposition to the proposed merger, and it is unclear what additional actions these third parties may take to further their proposals. In addition, on June 7, 2018, Cal Water filed a Schedule TO with the SEC and issued a press release announcing that it had commenced an unsolicited tender offer to acquire all outstanding shares of SJW Group for $68.25 per share in cash, following which, on June 15, 2018, SJW Group filed a Schedule 14D-9 with the SEC and issued a press release announcing the SJW Group board of directors’ recommendation that stockholders reject the Cal Water tender offer and not tender their shares into the Cal Water tender offer and reaffirming SJW Group’s commitment to the proposed merger. Even if ultimately unsuccessful, actions taken by these or other third parties could disrupt the business of each SJW Group and CTWS, could cause SJW Group and CTWS to incur substantial expense, and could negatively impact the expected timing of the consummation of the proposed merger. In addition, there is a risk that, as a result of actions taken by these or other third parties, shareholders of SJW Group or CTWS may vote against the proposals at their respective special meetings and that, consequently, the required shareholder approvals may not be obtained.

ITEM 5.	OTHER INFORMATION
On July 25, 2018, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.28 per share of common stock. The dividend will be paid on September 4, 2018, to stockholders of record as of the close of business on August 6, 2018.
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Amended and Restated Agreement and Plan of Merger, dated as of May 30, 2018, by and among SJW Group, Hydro Sub, Inc. and Connecticut Water Service, Inc. Incorporated by reference as Exhibit 2.1 to Form 8-K filed on May 30, 2018.

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

SJW GROUP

DATE:	July 27, 2018	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)