Form 10-Q
period 2018-09-30
SJW GROUP
filed 2018-10-26
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one)

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
As of October 22, 2018, there were 20,631,171 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUE	$124,853	124,578	$298,981	295,696
OPERATING EXPENSE:
Production Expenses:
Purchased water	33,545	30,833	72,673	66,938
Power	1,882	2,500	4,774	5,491
Groundwater extraction charges	14,890	15,756	34,341	34,098
Other production expenses	4,836	4,216	13,674	12,067
Total production expenses	55,153	53,305	125,462	118,594
Administrative and general	12,752	11,949	36,278	34,909
Maintenance	4,980	4,607	14,036	12,991
Property taxes and other non-income taxes	4,016	3,454	11,332	10,260
Depreciation and amortization	13,682	12,065	40,921	36,217
Merger related expenses	8,442	—	14,994	—
Total operating expense	99,025	85,380	243,023	212,971
OPERATING INCOME	25,828	39,198	55,958	82,725
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(6,077)	(5,541)	(18,213)	(17,354)
Pension non-service cost	(589)	(953)	(1,767)	(2,860)
Unrealized loss on California Water Service Group stock	—	—	(527)	—
Gain on sale of California Water Service Group stock	191	—	104	—
Gain on sale of real estate investments	—	—	—	6,903
Other, net	538	359	1,980	1,436
Income before income taxes	19,891	33,063	37,535	70,850
Provision for income taxes	4,103	13,523	7,591	27,055
NET INCOME BEFORE NONCONTROLLING INTEREST	15,788	19,540	29,944	43,795
Less net income attributable to the noncontrolling interest	—	—	—	1,896
SJW GROUP NET INCOME	15,788	19,540	29,944	41,899
Other comprehensive income, net of tax:
Unrealized gain on investment	—	80	—	252
SJW GROUP COMPREHENSIVE INCOME	$15,788	19,620	$29,944	42,151
SJW GROUP EARNINGS PER SHARE
Basic	$0.77	0.95	$1.45	2.04
Diluted	$0.76	0.94	$1.45	2.03
DIVIDENDS PER SHARE	$0.28	0.22	$0.84	0.65
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	20,626,654	20,516,172	20,593,570	20,502,274
Diluted	20,732,040	20,697,097	20,721,970	20,675,479

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Utility plant:
Land	$18,300	17,831
Depreciable plant and equipment	1,783,654	1,714,228
Construction in progress	79,475	45,851
Intangible assets	15,748	14,413
	1,897,177	1,792,323
Less accumulated depreciation and amortization	593,916	553,059
	1,303,261	1,239,264
Real estate investments	56,336	56,213
Less accumulated depreciation and amortization	12,029	11,132
	44,307	45,081
CURRENT ASSETS:
Cash and cash equivalents	13,327	7,799
Accounts receivable:
Customers, net of allowances for uncollectible accounts	22,595	17,305
Income tax	—	7,981
Other	826	1,118
Accrued unbilled utility revenue	38,097	27,905
Other current assets	5,522	4,750
	80,367	66,858
OTHER ASSETS:
Investment in California Water Service Group	—	4,535
Net regulatory assets, less current portion	104,670	99,554
Other	4,263	2,709
	108,933	106,798
	$1,536,868	1,458,001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding shares 20,631,171 on September 30, 2018 and 20,520,856 on December 31, 2017	$21	21
Additional paid-in capital	84,045	84,866
Retained earnings	390,891	376,119
Accumulated other comprehensive income	—	2,203
Total stockholders’ equity	474,957	463,209
Long-term debt, less current portion	431,341	431,092
	906,298	894,301
CURRENT LIABILITIES:
Line of credit	76,000	25,000
Accrued groundwater extraction charges, purchased water and power	22,856	14,382
Accounts payable	26,956	22,960
Accrued interest	7,402	6,869
Accrued property taxes and other non-income taxes	4,056	1,904
Accrued payroll	4,568	6,011
Income tax payable	1,340	—
Other current liabilities	8,502	7,926
	151,680	85,052
DEFERRED INCOME TAXES	80,901	85,795
ADVANCES FOR CONSTRUCTION	80,124	83,695
CONTRIBUTIONS IN AID OF CONSTRUCTION	167,769	160,830
POSTRETIREMENT BENEFIT PLANS	75,877	72,841
REGULATORY LIABILITY	60,650	62,476
OTHER NONCURRENT LIABILITIES	13,569	13,011
COMMITMENTS AND CONTINGENCIES	—	—
	$1,536,868	1,458,001

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income before noncontrolling interest	$29,944	43,795
Adjustments to reconcile net income before noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	42,649	37,877
Deferred income taxes	(5,445)	1,283
Stock-based compensation	1,383	1,633
Unrealized loss on California Water Service Group stock	527	—
Gain on sale of real estate investments	—	(6,903)
Gain on sale of California Water Service Group stock	(104)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(15,190)	(18,335)
Accounts payable and other current liabilities	3,493	2,215
Accrued groundwater extraction charges, purchased water and power	8,474	10,850
Tax payable and receivable, and other accrued taxes	12,482	14,228
Postretirement benefits	3,036	3,355
Regulatory assets and liability related to balancing and memorandum accounts	(4,822)	(503)
Other changes, net	(2,716)	(1,528)
NET CASH PROVIDED BY OPERATING ACTIVITIES	73,711	87,967
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(97,753)	(103,417)
Contributions in aid of construction	(5,908)	(2,631)
Additions to real estate investments	(123)	(116)
Payments to retire utility plant, net of salvage	(3,789)	(2,323)
Proceeds from sale of real estate investments	—	11,180
Proceeds from non-refundable deposit	—	3,000
Proceeds from sale of California Water Service Group stock	4,112	—
Payments for business/asset acquisition	(2,496)	(1,149)
NET CASH USED IN INVESTING ACTIVITIES	(105,957)	(95,456)
FINANCING ACTIVITIES:
Borrowings on line of credit	52,000	28,500
Repayments of line of credit	(1,000)	(29,700)
Repayments of long-term borrowings	—	(2,717)
Payment to noncontrolling interest	—	(1,896)
Dividends paid	(17,297)	(13,380)
Receipts of advances and contributions in aid of construction	8,968	10,486
Refunds of advances for construction	(2,075)	(1,982)
Other changes, net	(2,822)	397
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,774	(10,292)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,528	(17,781)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,799	25,350
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,327	7,569
Cash paid during the period for:
Interest	$19,705	18,383
Income taxes	5,145	14,552
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	1,221	11,241
Utility property installed by developers	567	874

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which modifies existing guidance and is intended to reduce diversity in practice with respect to accounting for the income tax consequences of intra-entity transfers of assets. The ASU requires that the current and deferred income tax consequences of intra-entity transfers of assets be immediately recognized. Prior guidance allowed the entities to defer the consolidated tax consequences of an intercompany transfer of an asset other than inventory to a future period and amortize those tax consequences over time. SJW Group adopted ASU 2016-16 effective January 1, 2018. Upon adoption of ASU 2016-16, SJW Group did not record a unamortized tax expense. As a result, the company did not record a cumulative catch-up adjustments upon adoption of this ASU.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The standard provides that only the service cost component of net periodic pension costs is eligible for asset capitalization. Companies should present the other components of net periodic benefit costs separately from the line items that include the

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 requires retrospective presentation in the income statement of the service cost component and the other components of net periodic cost and net periodic postretirement benefit cost and prospective presentation from date of adoption for the capitalization in assets of only the service cost component of net periodic cost and net periodic postretirement benefit cost. SJW Group adopted ASU 2017-07 effective January 1, 2018. As such, the consolidated statements of comprehensive income for the periods presented have been reclassified to reflect the retrospective changes. See Note 4 of “Defined Benefit Plan” for further discussion.
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
On January 1, 2018, SJW Group adopted FASB Accounting Standards Codification (“ASC”) Topic 606 - “Revenue from Contracts with Customers.” In accordance with Topic 606, management has determined that the company has principally four categories of revenues. The first category, revenue from contracts with customers, represents metered revenue of Water Utility Services which includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is typically billed on a bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period. The second category, rental income, represents lease rental income from SJW Land Company tenants. The tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset. The third and fourth revenue categories are other balancing and memorandum accounts and alternative revenue programs. Both are scoped out of Topic 606 and are accounted for under FASB ASC Topic 980 - “Regulated Operations.” Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”), San Jose Water Company follows the requirements of ASC Topic 980-605-25, “Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to California Public Utilities Commission (“CPUC”) authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
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
September 30, 2018
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
The major streams of revenue for SJW Group are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue from contracts with customers	$120,007	125,722	$294,319	290,146
Alternative revenue programs, net - WCMA	4,193	1,333	7,794	11,248
Other balancing and memorandum accounts revenue, net *	(788)	(3,868)	(7,235)	(9,979)
Rental income	1,441	1,391	4,103	4,281
	$124,853	124,578	$298,981	295,696
*    The balances for three and nine months ended September 30, 2018, exclude $2,527 and $3,556, respectively, of amounts related to cost-recovery balancing accounts which upon adoption of Topic 606 are recorded as capitalized costs rather than revenue until recovery is approved by the CPUC. Prior to adoption of Topic 606, these amounts were recorded as revenue. For further discussion, please see Note 9.
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
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2018 and 2017, 306 and 683 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2018, and 2017, 3,562 and 3,670 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended September 30, 2018 and 2017, the amounts allocated to administrative and general expense were $575 and $551, respectively. For the nine months ended September 30, 2018, and 2017, the amounts allocated to administrative and general expense were $1,728 and $1,660, respectively.

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on estimated fair value for stock-based payment awards.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance stock units, or other stock-based awards. As of September 30, 2018, the remaining number of shares available under the Incentive Plan was 881,914, and an additional 143,581 shares were issuable

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

under outstanding restricted stock units and deferred restricted stock units. In addition, shares are issued to employees under the company’s ESPP.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments, and the tax benefit realized from stock options and similar instruments exercised, that were recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2018, and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$127	114	$242	214
Restricted stock and deferred restricted stock	377	475	1,141	1,419
Total compensation costs charged to income	$504	589	$1,383	1,633
Proceeds from ESPP	$718	645	$1,371	1,215
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
On April 25, 2018, restricted stock units covering an aggregate of 7,385 shares of common stock of SJW Group were granted to the non-employee board members of SJW Group. The units vest upon continuous board service through the day immediately preceding the date of the next annual stockholder meeting with no dividend equivalent rights. Stock-based compensation expense of $55.80 per unit, which is based on the award grant date fair value, is being recognized over the service period beginning in 2018.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

As of September 30, 2018, the total unrecognized compensation costs related to restricted and deferred restricted stock plans was $2,180. This cost is expected to be recognized over a remaining weighted average period of 1.45 years.
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
SJW Group’s recorded expenses were $66 and $198 for the three and nine months ended September 30, 2018, respectively, and $60 and $177 for the three and nine months ended September 30, 2017, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2019, for the ESPP is approximately $117. This cost is expected to be recognized during the fourth quarter of 2018 and first quarter of 2019.

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2018, and December 31, 2017, are as follows:

	September 30, 2018	December 31, 2017
Land	$13,262	13,262
Buildings and improvements	43,074	42,951
Subtotal	56,336	56,213
Less: accumulated depreciation and amortization	12,029	11,132
Total	$44,307	45,081
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
September 30, 2018
(in thousands, except share and per share data)

The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and nine months ended September 30, 2018, and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$1,601	1,308	$4,804	3,922
Interest cost	1,876	1,912	5,629	5,735
Other cost	1,139	1,101	3,417	3,304
Expected return on assets	(2,426)	(2,060)	(7,279)	(6,179)
	$2,190	2,261	$6,571	6,782
Effective January 1, 2018, SJW Group adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” The new standard requires retrospective presentation in the income statement of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost and prospective presentation from date of adoption for the capitalization in assets of only the service cost component of net periodic pension cost and net periodic postretirement benefit cost. As of September 30, 2017, utility plant included $420 of capitalized pension non-service cost. The components of net periodic benefit cost have been recorded in the consolidated statements of comprehensive income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Other production expenses	$424	342	$1,273	1,027
Administrative and general expense	898	733	2,695	2,197
Maintenance expense	279	233	836	698
Pension non-service costs	589	953	1,767	2,860
	$2,190	2,261	$6,571	6,782

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of September 30, 2018, and December 31, 2017:

		Fair Value Measurements at September 30, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	—	$4,286	$4,286	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,613	6,572	41	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	55,782	55,782	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	9,747	9,747	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	9,848	9,848	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,881	5,881	—	—
REIT	NAREIT - Equity REIT’S	6,346	—	6,346	—
Fixed Income (b)	(b)	46,528	—	46,528	—
Total		$145,031	$92,116	$52,915	$—
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
September 30, 2018
(in thousands, except share and per share data)

In 2018, San Jose Water Company expects to make required and discretionary cash contributions of up to $7,450 to the pension plans and Social Welfare Plan. For the three and nine months ended September 30, 2018, $2,048 and $3,468, respectively, has been contributed to such plans.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility which operates both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated a commercial building rental that was sold in April 2017, and (iv) Hydro Sub, Inc., a Connecticut corporation that was formed on March 9, 2018 for the sole purpose of effecting the SJW Group and Connecticut Water Service, Inc. (“CTWS”) proposed merger (see discussion on the proposed merger at Note 12). In November 2017, SJW Group sold all its equity interest in its then wholly-owned subsidiary Texas Water Alliance Limited, a non-tariffed water utility operation which had acquired permits and leases necessary to develop a water supply project in Texas. In accordance with FASB ASC Topic 280 - “Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company, CLWSC, and Texas Water Alliance Limited (up to November 2017), together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

	For Three Months Ended September 30, 2018
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$121,009	2,403	1,441	—	121,009	3,844	124,853
Operating expense	87,230	1,623	934	9,238	87,230	11,795	99,025
Operating income (loss)	33,779	780	507	(9,238)	33,779	(7,951)	25,828
Net income (loss) before noncontrolling interest	22,333	561	359	(7,465)	22,333	(6,545)	15,788
Depreciation and amortization	13,298	85	299	—	13,298	384	13,682
Senior note and other interest expense	5,534	—	—	543	5,534	543	6,077
Income tax expense (benefit) in net income	5,910	218	113	(2,138)	5,910	(1,807)	4,103
Assets	$1,480,726	4,577	47,469	4,096	1,480,726	56,142	1,536,868

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

	For Three Months Ended September 30, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$120,727	2,460	1,391	—	120,727	3,851	124,578
Operating expense	82,135	1,511	875	859	82,135	3,245	85,380
Operating income (loss)	38,592	949	516	(859)	38,592	606	39,198
Net income (loss) before noncontrolling interest	19,866	473	305	(1,104)	19,866	(326)	19,540
Depreciation and amortization	11,623	143	299	—	11,623	442	12,065
Senior note, mortgage and other interest expense	4,999	—	(2)	544	4,999	542	5,541
Income tax expense (benefit) in net income	13,242	340	178	(237)	13,242	281	13,523
Assets	$1,438,433	20,239	48,917	3,981	1,438,433	73,137	1,511,570

	For Nine Months Ended September 30, 2018
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$289,160	5,718	4,103	—	289,160	9,821	298,981
Operating expense	219,573	3,789	2,674	16,987	219,573	23,450	243,023
Operating income (loss)	69,587	1,929	1,429	(16,987)	69,587	(13,629)	55,958
Net income (loss)	42,150	1,389	1,011	(14,606)	42,150	(12,206)	29,944
Depreciation and amortization	39,771	253	897	—	39,771	1,150	40,921
Senior note and other interest expense	16,582	—	—	1,631	16,582	1,631	18,213
Income tax expense (benefit) in net income	11,052	540	299	(4,300)	11,052	(3,461)	7,591
Assets	$1,480,726	4,577	47,469	4,096	1,480,726	56,142	1,536,868

	For Nine Months Ended September 30, 2017
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$285,781	5,634	4,281	—	285,781	9,915	295,696
Operating expense	204,166	3,565	2,765	2,475	204,166	8,805	212,971
Operating income (loss)	81,615	2,069	1,516	(2,475)	81,615	1,110	82,725
Net income (loss)	39,895	965	5,986	(3,051)	39,895	3,900	43,795
Depreciation and amortization	34,875	421	921	—	34,875	1,342	36,217
Senior note, mortgage and other interest expense	15,639	—	60	1,655	15,639	1,715	17,354
Income tax expense (benefit) in net income	24,943	713	2,294	(895)	24,943	2,112	27,055
Assets	$1,438,433	20,239	48,917	3,981	1,438,433	73,137	1,511,570
 *    The “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the nine months ended September 30, 2018, Hydro Sub, Inc. had no recorded revenue or expenses and as of September 30, 2018, held no assets and had incurred no liabilities. For the nine months ended September 30, 2017, the “All Other” category includes the accounts of SJW Group on a stand-alone basis.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Group’s contractual obligations and commitments include senior notes, mortgages, and other obligations. San Jose Water Company, a subsidiary of SJW Group, has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of September 30, 2018, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2018, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and nine months ended September 30, 2018. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Group’s long-term debt was approximately $485,344 and $537,840 as of September 30, 2018, and December 31, 2017, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $431,341 and $431,092 as of September 30, 2018, and December 31, 2017, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
As of September 30, 2018, and December 31, 2017, the fair value of the company’s investment in California Water Service Group was $0 and $4,535, respectively, and was categorized as Level 1 of the fair value hierarchy. For the three and nine months ended September 30, 2018, SJW Group recognized an unrealized gain of $0 and an unrealized loss of $527, respectively, due to the change in fair value of the company’s investment in California Water Service Group. During the third quarter of 2018, SJW Group sold all of the company’s remaining investment in California Water Service Group which is discussed in Note 11.

Note 8.	Regulatory Rate Filings
California Regulatory Affairs
On January 4, 2018, San Jose Water Company filed General Rate Case Application No. 18-01-004 (“GRC”) with the CPUC requesting authority for an increase of revenue of $34,288, or 9.76%, in 2019, $14,232, or 3.70%, in 2020 and $20,582, or 5.17%, in 2021. Among other things, the application also includes requests to recover $20,725 from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism (“WRAM/SRM”), and a shift to greater revenue collection in the service charge. On June 28, 2018, the CPUC issued an order in the case identifying the issues to be considered, including whether the proposed merger between SJW Group and Connecticut Water Service, Inc. will have any ratemaking impact on the customers of San Jose Water Company (see discussion on the proposed merger at Note 12). This consideration was subsequently removed from the GRC to be considered in an Order Instituting Investigation (“OII”) on the proposed merger issued on July 20, 2018, see below for further discussion. On August 10, 2018, San Jose Water Company and the Office of Ratepayer Advocates filed a joint motion for partial settlement (“Settlement”) of the GRC with the CPUC, resolving all issues in the GRC with the exception of authorization of a WRAM/SRM and the recovery of the balance in the Hydro Generation Research, Development and Demonstration Memorandum Account, such issues being subsequently contested in legal briefs. On October 16, 2018 the CPUC issued a Proposed Decision adopting the Settlement in part, without any impact on the proposed revenue requirement outlined in the Settlement, and delaying ruling on the contested issues in order to allow the Settlement rates to become effective January 1, 2019. Comments on the Proposed Decision are due on November 5, 2018. New rates resulting from the GRC, if approved, are expected to become effective January 1, 2019.
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
September 30, 2018
(in thousands, except share and per share data)

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
San Jose Water Company filed Advice Letter No. 524 with the CPUC on July 26, 2018, requesting authorization to recover the 2017 capital additions related to the Montevina Water Treatment Plant Upgrade Project. The filing requested a revenue increase of $3,155 or 0.83% and became effective August 25, 2018.
On July 20, 2018 the CPUC issued OII No. 18-07-007 concerning SJW Group’s merger with Connecticut Water Service, Inc. In its filing, the CPUC committed to a schedule that would complete its investigation in a time frame to allow the proposed merger to move forward by the end of 2018, if appropriate. At a required pre-hearing Conference on August 22, 2018, the CPUC confirmed its commitment to the schedule and a Scoping Memorandum was subsequently issued on September 7, 2018, which identified issues to be considered on whether the proposed merger is subject to CPUC approval and its likely impacts within California. On September 14, 2018, SJW Group and San Jose Water Company submitted joint comments in response to the issues identified above in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. OII No. 18-07-007 is on track to meet the schedule for a commission decision in the matter in December of 2018.
In January 2017, a San Jose Water Company customer inquired about the company’s billing practice as it related to the proration of service charges in billing cycles where a rate change occurred. After reviewing its existing practice as well as those of other Class A water utilities, San Jose Water Company determined that it was appropriate to modify its existing practice to prorate service charges similar to the manner in which it prorates quantity charges - that is by applying both the old and new rates to the portion of the billing cycle for which the rates were in effect. This change was implemented on January 30, 2017, and retroactively applied to January 1, 2017. Subsequently, on May 8, 2017, the CPUC’s Water Division notified San Jose Water Company that it had violated Public Utilities Code 532 and other CPUC Orders and directed the company to file an advice letter providing refunds for the period of January 1, 2014, through December 31, 2016. As directed, San Jose Water Company filed Advice Letter 510 on June 6, 2017, to propose customer refunds in the amount of $1,800 for the same period. On June 22, 2017, San Jose Water Company was served with Complaint 17-06-009 regarding its billing practice for service charge rate changes. On August 11, 2017, the Water Division rejected Advice Letter 510 in light of the CPUC’s investigation into San Jose Water Company’s past and present billing practice. The billing issue was made a part of San Jose Water Company’s current GRC proceeding. Testimony was provided by the Office of Ratepayer Advocates (now the Public Advocates Office or “Cal PA”) on May 23, 2018. On June 8, 2018, the company provided its rebuttal testimony. On August 10, 2018, San Jose Water Company and Cal PA submitted a partial settlement agreement on issues presented in the GRC. Both the company and Cal PA settled on the billing issue limiting the duration from which to calculate customer refunds from June 1, 2011 through December 31, 2016. Accordingly, San Jose Water Company has provided an additional reserve to cover the remaining period covered by the settlement.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into San Jose Water Company’s billing practice.  CPED calculated a refund obligation of approximately $2,061 for the years 2014 to 2016 that had been the subject of San Jose Water Company’s Advice Letter 510.  CPED calculated a further refund obligation of approximately $1,990 for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4,935.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on San Jose Water Company in amounts ranging from five hundred dollars to fifty thousand dollars per offense, per day. San Jose Water Company continues to cooperate with the CPUC to resolve these issues. On October 15, 2018, San Jose Water Company filed a response to the OII with the CPUC, in which the company stated that it

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

believes it would not be appropriate for the Commission to require refunds extending prior to June 2011, that no double billing has occurred and that no penalties should be imposed on the company. As a result, the company believes it is only probable that refunds agreed to in the partial settlement with Cal PA will be refunded to customers and has provided for this amount in the accompanying unaudited condensed consolidated financial statements.
Texas Regulatory Affairs
As required, CLWSC submitted on July 31, 2018 its Water Pass-Through Charge (“WPC”) true-up report to the Public Utilities Commission of Texas (“PUCT”) reflecting a change from $1.15 to $1.13 per thousand gallons. The WPC is the annual filing to change that component of CLWSC’s water rates for the changes in purchased water costs since the last annual true-up report. This change for 2018 became effective on water bills being prepared as of February 1, 2018.
The PUCT directed CLWSC (as well as other Class A water utilities in Texas) to quantify all of the impacts of the passage of the Tax Act and make rate adjustments reflecting such impacts on a prospective basis. PUCT Order 47945-36 as amended by 47945-41 orders the water utilities to record a regulatory liability that reflects (1) the difference between the revenues collected under existing rates and the revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates; and (2) the balance of excess accumulated deferred federal income taxes that now exists because of the decrease in the federal income tax rate from 35% to 21%. A rate proposal reflecting these tax changes was submitted for PUCT’s review on April 19, 2018.
CLWSC subsequently amended its filing on April 30, 2018 to update the customer notice, and to replace estimates for April with recorded April 2018 information. This filing will return to the ratepayers the difference between the revenues collected under the existing rates and what water rates would have been using the 21% federal income tax rate now effective under the Tax Act. The accrued amounts for the period January 25, 2018 through April 30, 2018 were refunded along with the regular monthly Federal Tax Cut Credit (“FTCC”) on bills prepared during the month of June. The FTCC customer credit will continue to be reflected on customer bills every month until the implementation of new rates resulting from the next rate case. It is projected this credit will reduce water revenue by $1,023 in 2018 with no impact on after tax income.
CLWSC’s Sale Transfer and Merger application (“STM”) to acquire the Deer Creek Ranch Water Co., LLC’s assets is still pending before PUCT. Notices to customers and surrounding water companies and municipalities were mailed in January 2018 and on April 3, 2018 and the PUCT filed 47888-12, Order No. 4, approving the transaction between CLWSC and the Deer Creek Ranch Water Co., LLC to proceed in closing. The acquisition subsequently closed on July 2, 2018. The required completed transaction report was filed with the PUCT on July 5, 2018, and the Joint Proposed Notice of Approval was filed with the PUCT on September 17, 2018. The final order transferring the Certificate of Convenience and Necessity, or the exclusive right to provide water utility service, from Deer Creek Ranch Water Co., LLC to CLWSC is expected to be received from the PUCT prior to December 31, 2018.

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
September 30, 2018
(in thousands, except share and per share data)

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
Based on ASC Topic 980-605-25, San Jose Water Company recognized regulatory assets of $4,660 and $8,070 due to lost revenues accumulated in the 2018 WCMA account for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2018, the 2018 WCMA account was offset by a reserve in the amount of $596 and $1,003, respectively, which is the estimated amount that will not be collected within the 24-month period, as required by the guidance. The amounts have been reflected in the 2018 WCMA balance shown in the table below.
A cost of capital memorandum account was approved by the CPUC on March 14, 2018. The account tracks the difference between current water rates and the lower rates adopted in the cost of capital decision issued on March 22, 2018. San Jose Water Company recorded a regulatory liability of $8 and $1,371 in the cost of capital memorandum account for the three and nine months ended September 30, 2018, respectively, with a corresponding reduction to revenue. The amount has been reflected in the 2018 cost of capital memorandum account balance shown in the table below.
The CPUC directed San Jose Water Company to establish a memorandum account to capture the impact of the Tax Act on its regulated revenue requirement. The CPUC indicated that any benefit from implementing the new law should ultimately be passed on to ratepayers. Accordingly, San Jose Water Company recorded a regulatory liability of $459 and $5,955 in the tax memorandum account for the three and nine months ended September 30, 2018, respectively, with a corresponding reduction to revenue. The amount has been reflected in the tax memorandum account balance shown in the table below.
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

	Three months ended September 30, 2018					Three months ended September 30, 2017
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset	Ending Balance

Revenue accounts:
2014-2016 WCMA	$365	100	1	—	466	$3,003	44	(2,665)	—	382
2017 WCMA*	6,912	28	—	—	6,940	1,001	3,954	—	6	4,961
2018 WCMA*	3,003	4,064	—	—	7,067	—	—	—	—	—
2012 General Rate Case true-up	11,324	—	2	—	11,326	15,765	—	(4,123)	—	11,642
2015 General Rate Case true-up	117	—	1		118	2,411	—	(2,297)	—	114
Cost of capital memorandum account	(1,507)	(8)	—	—	(1,515)	(144)	—	—	—	(144)
Tax memorandum account	(5,496)	(459)	—	—	(5,955)	—	—	—	—	—
Drought surcharges	—	—	—	—	—	(961)	—	—	—	(961)
Cost-recovery accounts	—	—	—	—	—	4,407	2,502	—	—	6,909
All others	4,558	(34)	—	—	4,524	3,534	50	—	—	3,584
Total revenue accounts	$19,276	3,691	4	—	22,971	$29,016	6,550	(9,085)	6	26,487
Cost-recovery accounts:
Water supply costs	9,387	2,366	—	—	11,753	—	—	—	—	—
Pension	(2,137)	161	—	—	(1,976)	—	—	—	—	—
Total cost-recovery accounts	$7,250	2,527	—	—	9,777	$—	—	—	—	—

Total	$26,526	6,218	4	—	32,748	$29,016	6,550	(9,085)	6	26,487

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

	Nine months ended September 30, 2018					Nine months ended September 30, 2017
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset	Ending Balance

Revenue accounts:
2014-2016 WCMA	$190	272	4	—	466	$1,589	4,697	(4,452)	(1,452)	382
2017 WCMA*	6,489	451	—	—	6,940	—	11,003	—	(6,042)	4,961
2018 WCMA*	—	7,067	—	—	7,067	—	—	—	—	—
2012 General Rate Case true-up	11,320	—	6	—	11,326	20,682	—	(9,040)	—	11,642
2015 General Rate Case true-up	115	—	3	—	118	5,528	—	(5,414)	—	114
Cost of capital memorandum account	(144)	(1,371)	—	—	(1,515)	(817)	—	673	—	(144)
Tax memorandum account	—	(5,955)	—	—	(5,955)	—	—	—	—	—
Drought surcharges	—	—	—	—	—	(7,688)	—	(767)	7,494	(961)
Cost-recovery accounts	—	—	—	—	—	3,181	4,503	(775)	—	6,909
All others	3,736	787	1	—	4,524	3,434	933	(859)	76	3,584
Total revenue accounts	$21,706	1,251	14	—	22,971	$25,909	21,136	(20,634)	76	26,487
Cost-recovery accounts:
Water supply costs	8,679	3,074	—	—	11,753	—	—	—	—	—
Pension	(2,459)	482	1	—	(1,976)	—	—	—	—	—
Total cost-recovery accounts	$6,220	3,556	1	—	9,777	$—	—	—	—	—

Total	$27,926	4,807	15	—	32,748	$25,909	21,136	(20,634)	76	26,487
*    As of September 30, 2018, the reserve balances for the 2017 and 2018 WCMA were $985 and $1,003, respectively, which have been netted from the balances above. As of September 30, 2017, the reserve balance for the 2017 WCMA was $1,142 which has been netted from the balance above.
In connection with the GRC application, the company included various balancing and memorandum accounts with an aggregate balance totaling $20,725 for recovery. For further discussion on the proposed settlement, please see Note 8.
As of September 30, 2018, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $3,904. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Regulatory assets:
Postretirement pensions and other medical benefits	$68,556	68,556
Balancing and memorandum accounts, net	32,748	27,925
Other, net	3,366	3,073
Total regulatory assets, net in Consolidated Balance Sheets	$104,670	99,554

Regulatory liability:
Income tax temporary differences, net	$60,650	62,476
Total regulatory liability in Consolidated Balance Sheets	$60,650	62,476

Note 11.	California Water Service Group Stock
For the three and nine months ended September 30, 2018, SJW Group sold 82,340 and 100,000 shares, respectively, of California Water Service Group for $3,398 and $4,112, respectively, before fees of $7 and $9, respectively. SJW Group recognized a gain on the sale of the stock of approximately $191 and $104, respectively, and a tax expense of approximately $53 and $29, respectively, for a net gain of $138 and $75 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, SJW Group held no remaining shares of California Water Service Group. The company classified its investment in California Water Service Group as available for sale. The stock was carried at the quoted market price with the changes in gain or loss reported as a component of other expense (income) on the Consolidated Statements of Comprehensive Income.

Note 12.	SJW Group and CTWS Merger Agreement
On March 14, 2018, SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group and CTWS entered into an Agreement and Plan of Merger to merge the two companies in an all-stock transaction. On August 5, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into a Second Amended and Restated Agreement & Plan of Merger (the “Merger Agreement”), which among other things, changed the merger to an all-cash transaction. Under the terms of the Merger Agreement, Hydro Sub, Inc. will merge with and into CTWS (the “Merger”), with CTWS surviving the Merger as a wholly-owned subsidiary of SJW Group. Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of common stock, without par value, of CTWS (“CTWS Common Share”), other than CTWS Common Shares directly or indirectly owned by SJW Group, Hydro Sub, Inc., CTWS or any of their respective subsidiaries (in each case, other than any CTWS Common Shares held on behalf of third parties), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $70.00 per share in cash (without interest and less any applicable withholding taxes).
The transaction, which is expected to close during the first quarter of 2019, was approved by the boards of directors of both companies. Consummation of the Merger is subject to customary conditions, including, without limitation: approval by CTWS shareholders; approval by certain regulators; the absence of any law or judgment prohibiting the consummation of the Merger; the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers); each party’s performance in all material respects of its obligations contained in the Merger Agreement; and the absence of any material adverse effect on SJW Group or CTWS since the date of the Merger Agreement, which has not been ameliorated or cured. There is no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger may adversely affect the financial conditions and results of operations of SJW Group.
CTWS previously received an unsolicited proposal from Eversource Energy. The CTWS board of directors has determined that the proposal was neither a superior proposal nor reasonably likely to lead to superior proposal. On April, 27, 2018, Eversource Energy filed a preliminary proxy statement to solicit proxies in opposition to the proposed merger. Eversource Energy has not revised its preliminary proxy statement in connection with the revised all-cash Merger, and it is unclear what additional actions

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2018
(in thousands, except share and per share data)

Eversource Energy may take to further its proposal. In addition, on August 17, 2018, California Water Service Group, which had previously launched an unsolicited tender offer to acquire all outstanding shares of SJW Group, announced that it had abandoned such offer.

Note 13.	Legal Proceedings
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. At this time, SJW Group cannot determine the likelihood that liability exists on the part of SJW Group or Mr. Thornburg and we are unable to provide a reasonable estimate of potential loss, if any.
Additional complaints have been filed in connection with the Merger but neither SJW Group nor any of its officers or directors are named as defendants therein. On October 5, 2018, certain shareholders of CTWS filed two complaints, one individually and the other as a putative class action, in the United States District Court for the District of Connecticut against CTWS, the CTWS board of directors and the Merger. The complaints allege that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the actions seek an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Section 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and accordingly has not accrued any amounts.
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
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Such forward-looking statements are identified by words including “expect,” “estimate,” “anticipate,” “intends,” “seeks,” “plans,” “projects,” “may,” “should,” “will,” and variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report and our most recent Form 10-K filed with the Securities and Exchange Commission (the “SEC”) under the items entitled “Risk Factors,” and in other reports SJW Group files with the SEC, specifically the most recent reports on Form 10-Q and Form 8-K, each as it may be amended from time to time. SJW Group undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

General:
SJW Group is a holding company with four wholly-owned subsidiaries: San Jose Water Company, SJWTX, Inc., SJW Land Company, and Hydro Sub, Inc.
San Jose Water Company is a public utility in the business of providing water service to approximately 231,000 connections that serve a population of approximately one million people in an area comprising approximately 138 square miles in the metropolitan San Jose, California area.
The principal business of San Jose Water Company consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water service to customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. San Jose Water Company distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. San Jose Water Company also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements, and antenna site leases.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 15,800 connections that serve approximately 48,000 people. CLWSC’s service area comprises more than 246 square miles in western Comal County and southern Blanco County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

SJW Land Company owned the following real properties during the nine months ended September 30, 2018:

				% for Nine months ended September 30, 2018 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	44%	41%
Commercial building	Knoxville, Tennessee	15	135,000	56%	59%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
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
Hydro Sub, Inc., a wholly-owned subsidiary of SJW Group, is a Connecticut corporation that was formed on March 9, 2018, for the sole purpose of effecting the proposed merger of SJW Group and Connecticut Water Service, Inc. (“CTWS”). On March 14, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into an Agreement and Plan of Merger with regard to the merger, an all-stock transaction. On August 5, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into a Second Amended and Restated Agreement & Plan of Merger (the “Merger Agreement”), which provided, among other things, that SJW Group will acquire CTWS in an all-cash transaction. The transaction, which is expected to close during the first quarter of 2019, was approved by the boards of directors of both companies and is subject to the satisfaction of customary closing conditions and approval by certain regulators and CTWS shareholders. Under certain circumstances, SJW Group will be obligated to pay a termination fee of $42,500 to CTWS if the Merger Agreement is terminated by SJW Group, including without limitation in the event that SJW Group materially breaches its non-solicitation obligations or SJW Group enters into an alternative acquisition agreement, in each case subject to the terms of the Merger Agreement, as amended. Pursuant to the terms of the Merger Agreement, SJW Group may be required to reimburse CTWS up to $5,000 of certain fees and expenses (any termination fee payable by SJW Group under the Merger Agreement would be reduced by such amount) if the Merger Agreement is terminated under certain circumstances. Recent updates related to the proposed merger include the following:

•
CTWS previously received an unsolicited proposal from Eversource Energy on April 5, 2018, which was revised on July 2, 2018. The CTWS board of directors has determined that the proposal was neither a superior proposal nor reasonably likely to lead to a superior proposal. On April 27, 2018, Eversource Energy filed a preliminary proxy statement to solicit proxies in opposition to the proposed merger. Eversource Energy has not revised its preliminary proxy statement in connection with the revised all-cash Merger, and it is unclear what additional actions Eversource Energy may take to further its proposal.

•
On August 17, 2018, California Water Service Group, which had previously launched an unsolicited tender offer to acquire all outstanding shares of SJW Group, announced that it had abandoned such offer.

•
On August 17 and August 20, 2018, SJW Group and CTWS filed a supplemental application, and updated testimony and exhibits, with the Connecticut Public Utilities Regulatory Authority (“PURA”), to reflect the revised terms of the Merger Agreement. The PURA found that the revised materials warranted the commencement of a new 120-day statutory timeframe and updated the deadline for a final ruling on the merger to December 17, 2018.

•
On September 10, 2018, the Maine Public Utilities Commission (“MPUC”) staff issued a procedural order setting forth a full case schedule and tentatively scheduling the MPUC’s deliberations on the case for January 8, 2019.

•
On October 4, 2018, CTWS and SJW Group filed a joint application to obtain Federal Communications Commission (“FCC”) approval for the transfer of control of FCC licensee Connecticut Water Company from CTWS to SJW Group as a result of the proposed merger. Connecticut Water Company holds seventeen active FCC spectrum licenses for private land mobile licenses and microwave, multiple address system licenses to undertake regulated activities and use regulated equipment in connection with its operation as a state-regulated water company and public service company. The FCC approved the joint application by CTWS and SJW Group to transfer control of Connecticut Water Company on October 15, 2018.

•
In addition, while SJW Group believes that no prior authorization of the CPUC is required for the Merger, the CPUC previously issued an order to investigate the proposed merger, such as whether it is subject to CPUC approval and its likely impacts within California. The assigned commissioner’s Scoping Memo issued September 7, 2018 adopted a schedule providing for the CPUC to vote on a proposed decision in December 2018.

There is no guarantee that the proposed merger will be completed, and the failure to complete the proposed merger may adversely affect the financial conditions and results of operations of the company. For a description of certain risk factors relating to the proposed merger, please see Item 1A, “Risk Factors” in SJW Group’s Form 10-Q for the quarter ended September 30, 2018.
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
As part of our pursuit of the above three strategic areas, the company considers from time to time opportunities to acquire businesses and strategic assets. However, SJW Group cannot be certain it will be successful in identifying and consummating any strategic business acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with our current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any future acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm its operating results or financial condition. As noted above, the company entered into an Agreement and Plan of Merger on March 14, 2018 and on August 5, 2018, a Second Amended and Restated Agreement & Plan of Merger for an all-cash transaction (See Note 12, “Notes to Unaudited Condensed Consolidated Financial Statements”).

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

New Accounting Pronouncements:
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which supersedes the lease requirements in “Leases (Topic 840).” This ASU requires a lessee to recognize a right-of-use asset and a lease payment liability for most leases in the Consolidated Statement of Financial Position. ASU 2016-02 also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. This ASU will be effective for the company in the first quarter of 2019 and earlier adoption is permitted. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements of Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” ASU 2018-11 provides companies another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component. If a lessor makes that accounting policy election, it is required to account for the nonlease components together with the associated lease component as a single lease component and to provide certain disclosures. Lessees were already afforded a similar practical expedient in ASU 2016-02. Management is currently evaluating the effect ASU 2016-02, 2018-10 and 2018-11 will have on its consolidated financial statements and related disclosures.

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
Overview
SJW Group’s consolidated net income for the three months ended September 30, 2018 was $15,788, a decrease of $3,752, or approximately 19%, from $19,540 for the same period in 2017. SJW Group’s consolidated net income for the nine months ended September 30, 2018, was $29,944, a decrease of $11,955, or approximately 29%, from $41,899 for the same period in

2017. The decrease in net income for the three months ended September 30, 2018, was primarily due to costs incurred related to the proposed merger with CTWS, an increase in water production expenses due to higher usage and higher per unit costs for purchased water, groundwater extraction and energy charges, and higher depreciation expenses due to assets placed in service in 2017. The decrease in net income for the nine months ended September 30, 2018 was due to costs incurred related to the proposed merger with CTWS, an increase in water production expenses, sale of real estate properties in 2017 that did not recur in 2018, and higher depreciation expenses, partially offset by an increase in operating revenue. The increase in operating revenue was primarily due to an increase in cumulative water rate changes and higher usage, partially offset by a decrease in net recognition of certain balancing and memorandum accounts.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Water Utility Services	$123,412	123,187	$294,878	291,415
Real Estate Services	1,441	1,391	4,103	4,281
	$124,853	124,578	$298,981	295,696
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2018 vs. 2017		Nine months ended September 30, 2018 vs. 2017
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(752)	(1)%	$7,359	2%
Increase in customers	1,003	1%	1,795	—%
Rate increases	3,123	3%	14,901	5%
Balancing and memorandum accounts:
WCMA	195	—%	(6,538)	(2)%
Cost recovery recorded prior year	(2,504)	(2)%	(4,179)	(1)%
2016 WCMA revision to new customer classification	—	—%	(1,371)	—%
Tax Act	(750)	(1)%	(6,661)	(2)%
All other	(90)	—%	(1,842)	(1)%
Real Estate Services	50	—%	(179)	—%
	$275	—%	$3,285	1%
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Water Utility Services	$88,853	83,646	$223,362	207,731
Real Estate Services	934	875	2,674	2,765
All Other	9,238	859	16,987	2,475
	$99,025	85,380	$243,023	212,971

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2018 vs. 2017		Nine months ended September 30, 2018 vs. 2017
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(1,039)	(1)%	$(5,678)	(3)%
Change in usage and new customers	338	—%	4,621	2%
Purchased water and groundwater extraction charge and energy price increase	4,915	6%	10,999	5%
Balancing and memorandum accounts cost recovery	(2,366)	(3)%	(3,074)	(1)%
Total water production expenses	1,848	2%	6,868	3%
Administrative and general	964	1%	1,853	1%
Balance and memorandum account cost recovery	(161)	—%	(484)	—%
Maintenance	373	—%	1,045	—%
Property taxes and other non-income taxes	562	1%	1,072	1%
Depreciation and amortization	1,617	2%	4,704	2%
Merger related expenses	8,442	10%	14,994	7%
	$13,645	16%	$30,052	14%
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2018	2017			2018	2017
Purchased water	8,334	7,911	423	3%	18,592	17,941	651	2%
Groundwater	3,922	4,582	(660)	(5)%	9,574	10,479	(905)	(3)%
Surface water	339	87	252	2%	2,043	563	1,480	5%
Reclaimed water	325	233	92	1%	576	454	122	—%
	12,920	12,813	107	1%	30,785	29,437	1,348	4%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for September 30, 2018, and 2017 approximated 7.8% and 8.7%, respectively, as a percentage of total production. The decrease in unaccounted-for water is primarily due to higher water flows through the system from reduced conservation activities, combined with Water Utility Services’ main replacements and lost water reduction programs.
Water Production Expenses
The increase in water production expenses for the three and nine months ended September 30, 2018, compared to the same periods in 2017, was primarily attributable to an increase in usage and higher per unit costs for purchased water, groundwater extraction and energy charges, partially offset by an increased use of surface water and cost-recovery balancing and memorandum accounts. Effective both July 1, 2017 and July 1, 2018, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $11,797 for the three months ended September 30, 2018, compared to the same period in 2017. The increase was primarily attributable to an increase of $8,442 in merger related expenses incurred in connection with the company’s proposed merger with CTWS, an increase of $1,617 in depreciation and amortization expense due to increases in utility plant, an increase of $964 in administrative and general expenses primarily due to increases in uninsured losses, annual wage increases, and rate case filing expenses, an increase in property and other non-income taxes of $562 primarily due to an increase in utility plant additions and annual assessments, and an increase of $373 in maintenance expenses due to annual wage increases. These increases were offset partially by $161 of balancing and memorandum account cost recoveries.
Operating expenses, excluding water production expenses, increased $23,184 for the nine months ended September 30, 2018, compared to the same period in 2017. The increase was primarily attributable to an increase of $14,994 in merger related expenses incurred in connection with the company’s proposed merger with CTWS, an increase of $4,704 in depreciation and amortization expense due to increases in utility plant, an increase of $1,853 in administrative and general expenses primarily due to increases in the cost of capital and rate case filing expenses and group insurance costs, an increase in property and other non-income taxes of $1,072 primarily due to an increase in utility plant additions and annual assessments, and an increase of $1,045 in maintenance expenses due to annual wage increases and paving costs as a result of increased leak repairs. These increases were offset partially by $484 of balancing and memorandum account cost recoveries.
Other (Expense) Income
For the three months ended September 30, 2018, compared to the same period in 2017, the change in other (expense) income was primarily due to the $191 pre-tax gain on sale of California Water Service Group stock in the current year.
For the nine months ended September 30, 2018, compared to the same period in 2017, the change in other (expense) income was primarily due to the $6,903 pre-tax gain on sale of the 444 West Santa Clara Street, L.P.’s properties and undeveloped land in the prior year.
Provision for Income Taxes
For the three months and nine months ended September 30, 2018, compared to the same period in 2017, income tax expense decreased $9,420 and $19,464, respectively. The decrease in income tax expense is due to a lower tax rate and lower pre-tax income. The effective consolidated income tax rate was 21% and 41% for the three months ended September 30, 2018, and 2017, respectively, and 20% and 38% for the nine months ended September 30, 2018, and 2017, respectively. The federal statutory income tax rate decreased from 35% to 21% effective January 1, 2018 thus reducing the income tax expense and the effective consolidated income tax rate in 2018. The estimated reversal of excess deferred taxes for the regulated entity San Jose Water Company also contributed to the decrease in the effective consolidated income tax rate in 2018. The benefit of the reversal of excess deferred taxes for the year 2018 is expected to flow back to the customers through the tax memorandum account.
The CPUC has directed San Jose Water Company to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The PUCT has directed water utilities to record as a regulatory liability the difference between the revenue collected under existing rates and the revenue that would have been collected had the existing rates been set using the new federal statutory income tax rate. The benefits associated with regulatory activities is expected to flow back to customers as directed by the CPUC and PUCT, with no impact to net income. With the CPUC approval of Advice Letter No. 522A, the benefit of the reduction in the federal statutory income tax rate from 35% to 21% was reflected in customer bills effective July 1, 2018. The other impacts of the Tax Act will continue to be recorded in the tax memorandum account. Accordingly, San Jose Water Company recorded $459 and $5,955 liability in the tax memorandum account for the three and nine months ended September 30, 2018, respectively. CLWSC refunded the accrued amounts for the period January 25, 2018, through April 30, 2018, in the second quarter of 2018. The Federal Tax Cut Credit will continue to be reflected separately on customer bills each month starting from May 1, 2018 until the implementation of new rates resulting from the next rate case.
SJW Group expects the regulators and the Internal Revenue Service to issue guidance in future periods that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Act. At this time, the Company has applied a reasonable interpretation of the Tax Act, although future clarification of the Tax Act and regulatory decisions may change the amounts estimated.

On August 15, 2018, SJW Group received notification that the Texas Comptroller of Public Accounts completed its audit of Texas Franchise Tax Report for the report year 2015 and has no changes as per the audit.
Other Comprehensive Income (Loss)
The change in other comprehensive income (loss) for the three and nine months ended September 30, 2018, compared to the same period in 2017 was due to a change in accounting for the fair value for the company’s investment in California Water Service Group as a result of the adoption of ASU 2016-01, “Financial Instruments - Overall” effective January 1, 2018.
Water Supply
On October 1, 2018, SCVWD’s 10 reservoirs were approximately 33% of total capacity with 55,399 acre-feet of water in storage, which is 68% of the twenty-year average for this date. As reported by the SCVWD, there was no measurable rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2018. Rainfall at San Jose Water Company’s Lake Elsman measured at zero inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD’s total annual water supply. As of October 1, 2018, the SCVWD reported that allocations from the state and federal water project are approximately 35% and 75%, respectively, of amounts requested in 2018. SCVWD also reported that the managed groundwater recharge from January to September in the Santa Clara Plain was 157% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 2 feet lower than a year ago in September and 22 feet higher than the five-year average. According to SCVWD, the projected total groundwater storage at the end of 2018 is expected to fall within the normal stage of the SCVWD’s Water Shortage Contingency Plan.
On October 1, 2018, San Jose Water Company’s Lake Elsman contained 3,149 acre-feet of water, of which approximately 2,689 acre-feet can be utilized for treatment. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. Production from the Montevina Surface Water Treatment Plant in the third quarter was impacted by the Ostwald Intake pipeline replacement project. The temporary bypass pipeline limited the intake to 3 million gallons per day for the 10 week duration of the project. San Jose Water Company’s smaller Saratoga Water Treatment Plant was taken out of service at the end of the second quarter due to lack of run-off from Saratoga Creek and remains offline. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2018.
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

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2018, SJW Group generated cash flows from operations of approximately $73,700, compared to $88,000 for the same period in 2017. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $14,300. This decrease was the result of a combination of the following factors: (1) a decrease in the collection of the balancing and memorandum accounts of $4,300, (2) a decrease in accrued groundwater extraction charges, purchased water and power of $2,400, (3) decrease in net collection of taxes receivable by $1,800, (3) net income adjusted for non-cash items decreased by $8,700, offset by (4) a general working capital increase of $2,900.
As of September 30, 2018, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2017. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
In connection with the proposed merger with CTWS, the company incurred professional fees of approximately $8,442 and $14,994 for the three and nine months ended September 30, 2018. SJW Group anticipates incurring additional merger related fees through the anticipated close of the transaction in the first quarter of 2019 which will negatively impact operating cash flows.
Cash Flow from Investing Activities
During the nine months ended September 30, 2018, SJW Group used cash flows in investing activities of approximately $106,000, compared to $95,500 for the same period in 2017. SJW Group used approximately: (1) $97,800 of cash for company-funded capital expenditures, (2) $5,900 for developer-funded capital expenditures, (3) $3,800 in utility plant retirement costs, (4) $2,500 in payments for business/asset acquisition, and (5) $100 for additions to nonutility property, offset by (6) $4,100 proceeds from the sale of California Water Service Group stock.
Water Utility Services’ budgeted capital expenditures for 2018, exclusive of capital expenditures financed by customer contributions and advances, are approximately $120,000. As of September 30, 2018, approximately $97,800 or 82% of the $120,000 has been spent.
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
A substantial portion of San Jose Water Company’s distribution system was constructed during the period from 1945 to 1980. Expenditure levels for renewal and modernization of this part of the system will grow as these components reach the end of their useful lives. In most cases, the replacement cost will significantly exceed the original installation cost of the retired assets due to increases in the costs of goods and services and increased regulation.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2018, increased by approximately $48,100 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings on our lines of credit of $52,200, (2) a decrease of $2,700 for payments on long-term borrowings, and (3) a decrease of $1,900 in payments made to noncontrolling interest, offset by (4) a $3,900 increase in dividends paid, (5) an increase of $3,200 in net other changes for equity plan payments, broker fee payments, and incurred costs related to future common stock issuance activity, and (6) decrease of $1,600 in net receipts of advances and contributions in aid of construction.

Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.

San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 47% debt and 53% equity. As of September 30, 2018, San Jose Water Company’s funded debt and equity were approximately 45% and 55%, respectively.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity securities, all of which will be consistent with the regulator’s guidelines.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2018.
SJW Group’s unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2018.
San Jose Water Company’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2018, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2018, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of September 30, 2018, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At September 30, 2018, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $69,000. These lines of credit bear interest at variable rates and expire on June 1, 2021. During 2018, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 2.81%. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of September 30, 2018, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of September 30, 2018, San Jose Water Company was in compliance with all covenants.
Funding for SJW Group’s proposed all-cash merger with CTWS is expected to be provided through equity and/or debt financing, existing cash balances and cash flow from operations. In addition, SJW Group has received a financing commitment letter from lenders, including JPMorgan Chase Bank, N.A., Barclays Bank PLC, Royal Bank of Canada and UBS AG, Stamford Branch to provide a senior unsecured bridge loan facility of up to $975 million in the event that SJW Group is unable to secure other financing for the merger at or prior to the time the merger is completed; however, such commitments include customary conditions to funding. There is no guarantee that all of theses funding conditions will be satisfied for funding to occur.

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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. At this time, SJW Group cannot determine the likelihood that liability exists on the part of SJW Group or Mr. Thornburg and we are unable to provide a reasonable estimate of potential loss, if any.
Additional complaints have been filed in connection with the Merger but neither SJW Group nor any of its officers or directors are named as defendants therein. On October 5, 2018, certain shareholders of CTWS filed two complaints, one individually and the other as a putative class action, in the United States District Court for the District of Connecticut against CTWS, the CTWS board of directors and the Merger. The complaints allege that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the actions seek an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Section 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit.
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
The following discusses certain risk factors relating to the proposed merger with CTWS and does not include all of the risk factors associated with the proposed merger and the combined company after the proposed merger. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2017, SJW Group’s Form 10-Q for the quarter ended June 30, 2018, and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factor listed and referenced below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2017.
Our proposed merger with CTWS is subject to the approval of the shareholders of CTWS, and to the receipt of approvals from regulatory authorities that may impose conditions that could have an adverse effect on SJW Group or, if not obtained, could prevent completion of the proposed merger.
Completion of the proposed merger is contingent upon, among other things, the receipt of all required regulatory approvals, including the approvals of the Connecticut Public Utilities Regulatory Authority and the Maine Public Utilities Commission.
The terms and conditions of such approvals may impose requirements, limitations, costs, or place restrictions on the conduct of the combined company’s business. The merger agreement may require SJW Group and/or CTWS to comply with conditions imposed by regulatory entities and, in certain circumstances, either company may refuse to close the proposed merger on the basis of regulatory conditions imposed. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the proposed merger or imposing additional material costs on or materially limiting the revenues of the combined company following the proposed merger. Additionally, neither SJW Group nor CTWS can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed merger, or the consummation of the proposed merger on terms different than those contemplated by the merger agreement. In addition, the proposed merger requires the approval by the shareholders of CTWS, and there is no guarantee that such approval will be obtained. If the shareholders of CTWS do not approve the proposed merger, the proposed merger will not be completed, which will have an adverse effect on SJW Group’s stock price and financial conditions.
The CPUC has initiated an investigation into the proposed merger, which may cause delays in or otherwise adversely affect completion of the merger.
The CPUC at its July 12, 2018 meeting approved an Order Instituting Investigation (“OII”) into our proposed merger with CTWS. The order includes investigating the CPUC’s authority over the proposed merger, whether the proposed merger is in the public interest, whether the proposed merger would preserve the CPUC’s jurisdiction over San Jose Water Company and the CPUC’s capacity to effectively regulate utility operations in the State of California, the effect of the proposed merger on SJW Group’s and CTWS’s employees, shareholders, subscribers, communities in which they operate and the State of California, whether the benefits likely exceed any detrimental effects of the proposed merger, and whether the CPUC should consider conditions or mitigation measures to prevent any adverse consequences which may result from the proposed merger, and if so, what should be those conditions or measures. The order states that the CPUC plans to substantially complete the inquiry in a manner sufficiently timely to allow the merger to go forward by the end of 2018, if appropriate. SJW Group is unable to predict what action, if any, the CPUC will take with respect to the proposed merger upon the conclusion of the OII and, therefore, no assurance can be given that such action will not introduce additional costs or cause delays with respect to the proposed merger. In the event that merger agreement is terminated by either SJW Group or CTWS on the grounds that the closing condition providing for the absence of a legal restraint is not satisfied and the legal restraint giving rise to such non-satisfaction arises from, is issued by or is in connection with the CPUC or the CPUC restraint closing condition is not satisfied, then SJW Group will be required to reimburse CTWS’s expenses up to $5 million.
If SJW Group is unable to secure financing sufficient to cover the cash consideration for the merger, the merger will not be completed.
SJW Group intends to finance the proposed merger with equity and/or debt financing, existing cash balances and cash flow from operations, and there is no guarantee that SJW Group will be able to secure such financing to complete the merger. In addition, SJW Group has received a financing commitment letter from lenders, including JPMorgan Chase Bank, N.A., Barclays Bank PLC, Royal Bank of Canada and UBS AG, Stamford Branch to provide a senior unsecured bridge loan facility of up to $975 million in the event that SJW Group is unable to secure other financing for the merger at or prior to the time the merger is completed. However, such commitments include customary conditions to funding, including, without limitation:

•	closing of the proposed bridge loan facility on or before a specified expiration date;

•	no fact, circumstance, effect, change, event or development that would reasonably be expected to cause material adverse effect on CTWS;

•	the execution and delivery of definitive documentation and customary closing documents;

•	the completion of the merger in accordance with the terms and conditions of the merger agreement;

•	no amendments to the merger agreements that material adversely affect lenders without consent of the lenders;

•	the payment of required fees and expenses in accordance with the financing commitment letter;

•	the delivery of certain financial statements in accordance with the financing commitment letter; and

•	a fifteen consecutive business day marketing period to secure financing.
There is no guarantee that all of these closing conditions will be satisfied for funding to occur. In the event that the proposed bridge loan facility is not available, the merger agreement requires that SJW Group obtain substitute financing, which may not be available on acceptable terms, in a timely manner or at all. If SJW Group is not able to obtain substitute financing to consummate the merger, SJW Group could be in breach of the merger agreement and may be required to pay significant damages to CTWS or be compelled to specifically perform our obligations to consummate the merger, which will have an adverse effect on our business, financial conditions and stock price.
SJW Group will take on substantial additional indebtedness to finance the merger, which will decrease SJW Group’s business flexibility and increase its borrowing costs.
If SJW Group finances the proposed merger with debt financing, SJW Group will increase its indebtedness substantially as compared to its indebtedness prior to the merger (up to by approximately $975 million if the merger is fully debt financed), and will have indebtedness that will be substantially greater than its indebtedness prior to the merger. Any financial covenants agreed to by SJW Group in connection with such indebtedness and the increased indebtedness and higher debt-to-equity ratio of SJW Group in comparison to that of SJW Group on a recent historical basis will have the effect, among other things, of reducing the flexibility of SJW Group to respond to changing business and economic conditions and increasing borrowing costs. In addition, the actual terms and conditions of such indebtedness may not be favorable to SJW Group, and as such, could further increase the cost of the acquisition of CTWS, as well as the overall burden of such indebtedness upon SJW Group and SJW Group’s business flexibility. Unfavorable debt financing terms may also adversely affect SJW Group’s financial results.
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
Completion of the proposed merger is not assured and is subject to risks, including the risks that approval of the transactions by shareholders of CTWS or by governmental entities will not be obtained or that certain other closing conditions will not be satisfied. If the proposed merger is not completed, or is completed on different terms than as contemplated by the merger agreement, the ongoing businesses and financial results of SJW Group may be adversely affected and SJW Group will be subject to several risks, including the following:

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

•
having been subject to certain restrictions on the conduct of its businesses, in the case of SJW Group, which may have prevented SJW Group from soliciting or making certain dispositions while the proposed merger was pending; and

•
SJW Group’s management having focused on the proposed merger instead of on conducting its day-to-day business and operational matters and pursuing other opportunities that could have been beneficial to the companies.

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
Either SJW Group or CTWS may terminate the merger agreement under certain circumstances, including, if the proposed merger has not been consummated by May 5, 2019 (unless such date is extended automatically to August 5, 2019 pursuant to the terms of the merger agreement). However, this termination right will not be available to a party if such failure of the proposed merger to occur on or before such date is the result of a material breach of any representation, warranty, covenant or agreement of the merger agreement by such party. If we are not able to complete the proposed merger by the end date, even if we decide not to terminate the merger agreement, we may not be able to prevent CTWS from exercising its right to terminate the merger agreement.
In addition, if the merger agreement is terminated under certain circumstances, CTWS may be required to pay a termination fee to SJW Group of $28.1 million or reimburse SJW Group’s expenses up to $5 million. CTWS may not be able to obtain the approval of the CTWS shareholders required to consummate the merger, including in particular because some of the CTWS shareholders may be persuaded to vote against approval of the merger agreement in the case that Eversource Energy continues to take actions to solicit proxies from the CTWS shareholders in opposition to the merger. If the CTWS shareholders fail to approve the merger, then the merger agreement will be terminated and CTWS will be required to reimburse SJW Group’s expenses up to $5 million and may also be required to pay to SJW Group the termination fee of $28.1 million (less the amount of expenses reimbursed) in certain circumstances. Similarly, if the merger agreement is terminated under certain circumstances then SJW Group will be required to reimburse CTWS’s expenses up to $5 million and may also be required to pay to CTWS the termination fee of $42.5 million (less the amount of expenses reimbursed) in certain circumstances. A termination of the merger agreement will adversely affect our business and stock price, and we will not be able to realize the benefits expected from the merger.
An adverse judgment in any litigation challenging the merger may prevent the merger from becoming effective or from becoming effective within the expected timeframe.
On June 14, 2018, a putative class-action complaint was filed against the members of the CTWS board of directors, SJW Group and Eric W. Thornburg on behalf of CTWS shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Dunn v. Benoit, et al., Case No. MMX-CV18-6021536-S (Conn. Super. Ct.). The complaint, as amended on September 18, 2018, alleges that the members of the CTWS board of directors breached their fiduciary duties owed to CTWS shareholders in connection with negotiating the merger and that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information. The complaint further alleges that SJW Group and Eric W. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the action seeks to recover rescissory and other damages and attorneys’ fees and costs. The defendants believe this lawsuit is without merit and intend to defend vigorously against these allegations.
Also, on June 14, 2018, a near-identical putative class-action complaint was filed against the members of the CTWS board of directors, SJW Group and Eric W. Thornburg on behalf of CTWS shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Tillotson v. Benoit, et al., Case No. MMX-CV18-6021537-S (Conn. Super. Ct.). The complaint, as amended on September 20, 2018, alleges that the members of the CTWS board of directors breached their fiduciary duties owed to CTWS shareholders in connection with negotiating the merger and that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information. The complaint further alleges that SJW Group and Eric W. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the action seeks to recover recissory and other damages and attorneys’ fees and costs. The defendants believe this lawsuit is without merit and intend to defend vigorously against these allegations.
Additional complaints have been filed in connection with the Merger but neither SJW Group nor any of its officers or directors are named as defendants therein. On October 5, 2018, a complaint was filed against CTWS and the members of the CTWS board of directors on behalf of a putative CTWS stockholder in the United States District Court for the District of Connecticut under the caption Assad v. Connecticut Water Service, Inc., Case No. 3:18-cv-01664 (D. Conn.). The complaint alleges that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the action seeks an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Sections 14(a) and/or 20(a) of the 1934 Act, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in this complaint are without merit. Also, on October 5, 2018, a near-identical putative class-action complaint was filed against CTWS and the members of the CTWS board of directors on behalf of CTWS stockholders in the United States District Court for the District of Connecticut under the caption Paskowitz v. Connecticut Water Service, Inc., Case No. 3:18-cv-01663 (D. Conn.). The complaint alleges that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the action seeks an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Sections 14(a) and/or 20(a) of the 1934 Act, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in this complaint are without merit.
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
CTWS previously received an unsolicited proposal from Eversource Energy. While the CTWS board of directors has determined that the proposal was neither a superior proposal nor reasonably likely to lead to a superior proposal, Eversource Energy filed on April 27, 2018, a preliminary proxy statement to solicit proxies in opposition to the proposed merger. Eversource Energy has not revised its preliminary proxy statement in connection with the revised all-cash Merger, and it is unclear what additional actions Eversource Energy may take to further its proposal. In addition, on August 17, 2018, California Water Service Group, which had previously launched an unsolicited tender offer to acquire all outstanding shares of SJW Group, announced that it had abandoned such offer. Even if ultimately unsuccessful, actions taken by these or other third parties could disrupt the business of each of SJW Group and CTWS, could cause SJW Group and CTWS to incur substantial expense, and could negatively impact the expected timing of the consummation of the proposed merger. In addition, there is a risk that, as a result of actions taken by these or other third parties, shareholders of CTWS may vote against the proposed merger at their special meeting and that, consequently, the required shareholder approval may not be obtained.

ITEM 5.	OTHER INFORMATION
On October 24, 2018, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.28 per share of common stock. The dividend will be paid on December 3, 2018, to stockholders of record as of the close of business on November 5, 2018.
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Second Amended and Restated Agreement and Plan of Merger, dated as of August 5, 2018, by and among SJW Group, Hydro Sub, Inc. and Connecticut Water Service, Inc. Incorporated by reference as Exhibit 2.1 to Form 8-K filed on August 6, 2018.

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

SJW GROUP

DATE:	October 26, 2018	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)