Form 10-K
period 2018-12-31
SJW GROUP
filed 2019-02-27
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,212 million based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2019
Common Stock, $0.001 par value per share	28,427,145
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Stockholders, to be held on April 24, 2019, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Such forward-looking statements are identified by words including “expect”, “estimate”, “anticipate”, “intends”, “seeks”, “plans”, “projects”, “may”, “should”, “will”, and variation of such words, and similar expressions. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, and in other reports and documents SJW Group files with the Securities and Exchange Commission (the “SEC”), specifically the most recent Form 10-Q and the registration statement on Form S-3, as amended, and reports on Form 8-K filed with the SEC, each as it may be amended from time to time.
SJW Group undertakes no obligation to update or revise the information contained in this report, including the forward-looking statements, to reflect any event or circumstance that may arise after the date of this report.

Item 1.	Business
General Development of Business
SJW Group was initially incorporated as SJW Corp. in the state of California on February 8, 1985. SJW Group is a holding company with four wholly-owned subsidiaries:

•
San Jose Water Company with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, San Jose Water Company became a wholly owned subsidiary of SJW Group. San Jose Water Company is a public utility in the business of providing water service to approximately 231,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area.

•
SJWTX, Inc. was incorporated in the state of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 16,000 connections that serve approximately 49,000 people. CLWSC’s service area comprises more than 246 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation” with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

•
SJW Land Company was incorporated in 1985. SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. SJW Land also has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in California which was sold by the partnership on April 6, 2017. See Note 1 of “Notes to Consolidated Financial Statements” for discussion of the sales transaction.

•
Hydro Sub, Inc., a wholly-owned subsidiary of SJW Group, is a Connecticut corporation that was formed on March 9, 2018, for the sole purpose of effecting the proposed merger of SJW Group and Connecticut Water Service, Inc. (“CTWS”). See below for discussion of the SJW Group and CTWS Merger Agreement.

Texas Water Alliance Limited (“TWA”), was previously a wholly owned subsidiary of SJW Group undertaking activities to develop a water supply project in Texas. On November 16, 2017, SJW Group sold all of its equity interest in TWA to Guadalupe-Blanco River Authority (“GBRA”) for $31.0 million. See Note 1 of “Notes to Consolidated Financial Statements” for a more detailed discussion of the sales transaction.
Together, San Jose Water Company, CLWSC and TWA, up to the date of sale in 2017, are referred to as “Water Utility Services.”

SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P. which operated a commercial building rental, are collectively referred to as “Real Estate Services.”
SJW Group and CTWS Merger (the “Merger”)
On March 14, 2018, SJW Group, Hydro Sub, Inc. entered into an Agreement and Plan of Merger with CTWS to effect a merger with CTWS in an all-stock transaction. On August 5, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into a Second Amended and Restated Agreement & Plan of Merger (the “Merger Agreement”), which provided, among other things, that SJW Group will acquire CTWS in an all-cash transaction. Under the terms of the Merger Agreement, each issued and then outstanding share of common stock of CTWS will be automatically converted into the right to receive an amount in cash equal to $70.00 per share. The transaction was approved by the boards of directors of both companies and on November 16, 2018 by CTWS shareholders and is subject to the satisfaction of customary closing conditions and approval by certain regulators. Under certain circumstances, SJW Group will be obligated to pay a termination fee of $42.5 million to CTWS if the Merger Agreement is terminated by SJW Group, including without limitation in the event that SJW Group materially breaches its non-solicitation obligations or SJW Group enters into an alternative acquisition agreement, in each case subject to the terms of the Merger Agreement, as amended. Pursuant to the terms of the Merger Agreement, SJW Group may be required to reimburse CTWS up to $5 million of certain fees and expenses (any termination fee payable by SJW Group under the Merger Agreement would be reduced by such amount) if the Merger Agreement is terminated under certain circumstances. Recent updates related to the proposed merger include the following:

•
On December 3, 2018, the Connecticut Public Utilities Regulatory Authority (“PURA”) issued a proposed final decision denying the application by SJW Group and CTWS for approval of the proposed merger (“Proposed Final Decision”). On December 5, 2018, PURA conditionally granted SJW Group’s and CTWS’s motion to suspend the schedule permitting SJW Group and CTWS to file new evidence that was unavailable before the close of the record in the proceeding for PURA’s consideration. On December 14, 2018, SJW Group and CTWS filed a motion to reopen the record and extend the procedural schedule to admit new evidence that was submitted concurrent with the motion (“Motion to Reopen”). On January 4, 2019, PURA denied the Motion to Reopen concluding that the concessions and offers of commitments did not constitute new evidence and to the extent that some of the filed material contains “new” evidence, the material was insufficient to warrant reopening. On January 9, 2019, SJW Group and CTWS withdrew their application before PURA and issued a joint press release announcing that they are continuing to evaluate their regulatory approach in connection with the proposed merger, including the possibility of submitting a new application to PURA. PURA closed the docket without issuing a final decision on January 11, 2019. After a thorough review conducted by the management and boards of both companies with the support of their respective local Connecticut regulatory counsel SJW Group and CTWS announced on February 20, 2019 that they intend to file a new merger approval application with PURA. The new application is expected to be filed during the second quarter of 2019.

•
On December 20, 2018, the Maine Public Utilities Commission (“MPUC”) staff issued a stay in the reorganization proceeding pending resolution of the regulatory filing with PURA. On January 10, 2019, following the withdrawal of the PURA application, the Maine Water Company notified the MPUC of such withdrawal in a status report. On January 23, 2019, the Maine Water Company filed notice of its intent to voluntarily withdraw its application without prejudice, reserving the right to refile at a later date. Later that day, the MPUC acknowledged receipt of the Maine Water Company’s notice and issued notice closing the docket. After a thorough review conducted by the management and boards of both companies with the support of their respective local Maine regulatory counsel SJW Group and CTWS announced on February 20, 2019 that they intend to file a new merger approval application with MPUC. The new application is expected to be filed during the second quarter of 2019.

•
While SJW Group believes that no prior authorization of the California Public Utilities Commission (“CPUC”) is required for the Merger, the CPUC previously issued an order to investigate the proposed merger, such as whether it is subject to CPUC approval and its likely impacts within California. The assigned commissioner’s Scoping Memo issued September 7, 2018 adopted a schedule providing for the CPUC to vote on a proposed decision in December 2018. However, as a result of unexpected delays in the CPUC’s scheduling of a planned public participation hearing, which was held January 31, 2019, the CPUC is now expected to complete its investigation in the second quarter of 2019.

There is no guarantee that the proposed merger will be completed, and the failure to complete the proposed merger may adversely affect the financial conditions and results of operations of the company. For a description of certain risk factors relating to the proposed merger, please see Item 1A, “Risk Factors.”
Regulation and Rates
California Regulatory Affairs
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
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power and pensions. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs and other approved activities or as directed by the CPUC such as the memorandum account for the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). The purpose of balancing and memorandum accounts is to track the under-collection or over-collection associated with such expense changes.
On November 15, 2017, San Jose Water Company filed Advice Letter No. 513/513A with the CPUC requesting a revenue increase of $15.7 million, or 4.22%, for the 2018 escalation year included in the 2015 General Rate Case. This request was approved and the new rates became effective on January 1, 2018.
On November 29, 2017, San Jose Water Company filed Advice Letter No. 514 with the CPUC requesting to adjust the Utilities Reimbursement Account User Fees as directed by CPUC Resolution M-4832. The reimbursement fee was reduced from 1.44% to 1.4%. This request was approved and the new fee became effective on January 1, 2018.
San Jose Water Company filed Advice Letter No. 515 on December 28, 2017, with the CPUC requesting authorization to establish the 2018 Tax Accounting Memorandum Account. This memorandum account captured any changes to the revenue requirement resulting from the impact of the Tax Act signed into law December 22, 2017. This request became effective on January 1, 2018.
As required by the CPUC, on April 3, 2017, San Jose Water Company filed an application requesting authority to establish its authorized Cost of Capital for the period from January 1, 2018 through December 31, 2020. On March 22, 2018, the CPUC approved a new cost of capital for San Jose Water Company in Decision 18-03-035 that lowered the rate of return from 8.09% to 7.64% thereby reducing the 2018 revenue requirement by $5.8 million or 1.57% effective January 1, 2018. On March 22, 2018, San Jose Water Company filed Advice Letter No. 518 with the CPUC requesting authorization to adjust water rates to reflect the decision effective March 22, 2018.
On January 4, 2018, San Jose Water Company filed General Rate Case Application No. 18-01-004 (“GRC”) with the CPUC requesting authority for an increase of revenue of $34.3 million, or 9.76%, in 2019, $14.2 million, or 3.70%, in 2020 and $20.6 million, or 5.17%, in 2021. Among other things, the application also included requests to recover $20.7 million from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism (“WRAM/SRM”), and a shift to greater revenue collection in the service charge. On June 28, 2018, the CPUC issued an order in the case identifying the issues to be considered, including whether the proposed merger between SJW Group and CTWS will have any ratemaking impact on the customers of San Jose Water Company (see discussion on the proposed merger at Note 12 of the “Notes to Consolidated Financial Statements” ). This consideration was subsequently removed from the GRC to be considered in an Order Instituting Investigation (“OII”) on the proposed merger issued on July 20, 2018, see below for further discussion. On August 10, 2018, San Jose Water Company and the Office of Ratepayer Advocates filed a joint motion for partial settlement (“Settlement”) of the GRC with the CPUC, resolving all issues in the GRC with the exception of authorization of a WRAM/SRM and the recovery of the balance in the Hydro Generation Research, Development and Demonstration Memorandum Account, such issues being subsequently contested in legal briefs. On October 16, 2018 the CPUC issued a Proposed Decision adopting the Settlement in part, without any impact on the proposed revenue requirement outlined in the Settlement, and delaying ruling on the contested issues in order to allow the Settlement rates to become effective January 1, 2019. On December 4, 2018, the CPUC issued Decision 18-11-025 authorizing new rates for 2019. Accordingly, San Jose Water Company filed Advice Letter No. 528/528A on December 7, 2018 requesting authorization to increase the revenue requirement by $16.4 million or 4.55% in 2019. This was approved on December 28, 2018 and new rates became effective January 1, 2019.
On March 23, 2018, San Jose Water Company filed Advice Letter No. 519 with the CPUC requesting authorization to update the Rule 15 income tax provisions as a result of the recent changes to the federal tax laws.  This advice letter has no impact on water rates and became effective January 1, 2018.

The CPUC directed its Class A water utilities, including San Jose Water Company, to reflect the changes to the Internal Revenue Code resulting from the passage of the Tax Act in customer rates. On May 8, 2018, the CPUC directed San Jose Water Company to file an advice letter to implement a change in water rates to reflect the lower income tax rate provided by the Tax Act, effective July 1, 2018. On May 23, 2018, San Jose Water Company filed Advice Letter No. 522 in compliance with the CPUC’s directive. On June 7, 2018, San Jose Water Company filed Advice Letter No. 522A amending the rate change to reflect a reduction in revenue requirement for 2018 of $14.8 million or 3.89%, with no impact on after tax income. This request became effective July 1, 2018.
On June 13, 2018, San Jose Water Company filed Advice Letter No. 523 with the CPUC requesting authorization to implement surcharges to offset the increases to purchased potable water charges, the ground water extraction fee, and purchased recycled water charges implemented by the Santa Clara Valley Water District (“SCVWD”) and South Bay Water Recycling effective July 1, 2018. This surcharge will result in a revenue increase of $13.7 million or 3.75%. This request became effective July 1, 2018.
San Jose Water Company filed Advice Letter No. 524 with the CPUC on July 26, 2018, requesting authorization to recover the 2017 capital additions related to the Montevina Water Treatment Plant Upgrade Project. The filing requested a revenue increase of $3.2 million or 0.83% and became effective August 25, 2018.
On July 20, 2018 the CPUC issued OII No. 18-07-007 concerning SJW Group’s merger with CTWS. In its filing, the CPUC committed to a schedule that would complete its investigation in a time frame to allow the proposed merger to move forward by the end of 2018, if appropriate. At a required pre-hearing Conference on August 22, 2018, the CPUC confirmed its commitment to the schedule and a Scoping Memorandum was subsequently issued on September 7, 2018, which identified issues to be considered on whether the proposed merger is subject to CPUC approval and its likely impacts within California. On September 14, 2018, SJW Group and San Jose Water Company submitted joint comments in response to the issues identified above in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. A Public Participation Hearing was held on January 31, 2019, with a CPUC decision now expected in the second quarter of 2019.
In January 2017, a San Jose Water Company customer inquired about the company’s billing practice as it related to the proration of service charges in billing cycles where a rate change occurred. After reviewing its existing practice as well as those of other Class A water utilities, San Jose Water Company determined that it was appropriate to modify its existing practice to prorate service charges similar to the manner in which it prorates quantity charges - that is by applying both the old and new rates to the portion of the billing cycle for which the rates were in effect. This change was implemented on January 30, 2017, and retroactively applied to January 1, 2017. Subsequently, on May 8, 2017, the CPUC’s Water Division notified San Jose Water Company that it had violated Public Utilities Code 532 and other CPUC Orders and directed the company to file an advice letter providing refunds for the period of January 1, 2014, through December 31, 2016. As directed, San Jose Water Company filed Advice Letter 510 on June 6, 2017, to propose customer refunds in the amount of $1.8 million for the same period. On June 22, 2017, San Jose Water Company was served with Complaint 17-06-009 regarding its billing practice for service charge rate changes. On August 11, 2017, the Water Division rejected Advice Letter 510 in light of the CPUC’s investigation into San Jose Water Company’s past and present billing practice. The billing issue was made a part of San Jose Water Company’s 2019 GRC proceeding. Testimony was provided by the Office of Ratepayer Advocates (now the Public Advocates Office or “Cal PA”) on May 23, 2018. On June 8, 2018, the company provided its rebuttal testimony. On August 10, 2018, San Jose Water Company and Cal PA submitted a partial settlement agreement on issues presented in the GRC. Both the company and Cal PA settled on the billing issue limiting the duration from which to calculate customer refunds from June 1, 2011 through December 31, 2016. Accordingly, San Jose Water Company has provided an additional reserve to cover the remaining period covered by the settlement. In accordance with Decision 18-11-025 for the GRC, San Jose Water Company filed Advice Letter No. 530 proposing total refunds of $2.02 million for the period from June 1, 2011 through December 31, 2016. This advice letter became effective February 8, 2019.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into San Jose Water Company’s billing practice.  CPED calculated a refund obligation of approximately $2.1 million for the years 2014 to 2016 that had been the subject of San Jose Water Company’s Advice Letter No. 510.  CPED calculated a further refund obligation of approximately $2 million for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4.9 million.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on San Jose Water Company in amounts ranging from $500 to $50,000 per offense, per day. San Jose Water Company continues to cooperate with the CPUC to resolve these issues. On October 15, 2018, San Jose Water Company filed a response to the OII with the CPUC, in which the company stated that it believes it would not be appropriate for the Commission to require refunds extending prior to June 2011, that no double billing has occurred and that no penalties should be imposed on the company. As a result, the company believes it is only probable that refunds agreed to in the partial settlement, $2.02 million, in the GRC will be refunded to customers and has provided for this amount in the accompanying consolidated financial statements. A prehearing conference on the matter was concluded on January 7, 2019, and a scoping memorandum outlining the remaining part of the proceeding scheduled was issued on February 11, 2019. The scoping memorandum outlined the following issues to be determined: (1) Did San Jose Water Company overbill its customers for water service during the period from January 1987 to June 2011, (2) If San Jose Water Company overbilled its customers during the above period, should the Commission fine San Jose Water Company or impose some other form of penalty on it, and (3) Is this action subject to any statute of limitations including, but not limited to, Section 736 of the Public Utilities Code? San Jose Water Company is unable to determine an estimate at this time, if any. The CPUC is expected to issue a final decision in the matter in September of 2019.
Texas Regulatory Affairs
CLWSC is subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
As required, CLWSC submitted on July 31, 2018 its Water Pass-Through Charge (“WPC”) true-up report to the PUCT reflecting a change from $1.15 to $1.13 per thousand gallons. The WPC is the annual filing to change that component of CLWSC’s water rates for the changes in purchased water costs since the last annual true-up report. This change for 2018 became effective on water bills being prepared as of February 1, 2018.
The PUCT directed CLWSC (as well as other Class A water utilities in Texas) to quantify all of the impacts of the passage of the Tax Act and make rate adjustments reflecting such impacts on a prospective basis. PUCT Order 47945-36 as amended by 47945-41 directs the water utilities to record a regulatory liability that reflects (1) the difference between the revenues collected under existing rates and the revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates; and (2) the balance of excess accumulated deferred federal income taxes that now exists because of the decrease in the federal income tax rate from 35% to 21%. A rate proposal reflecting these tax changes was submitted for PUCT’s review on April 19, 2018. CLWSC subsequently amended its filing on April 30, 2018 to update the customer notice, and to replace estimates with actual information. This filing will return to the ratepayers the difference between the revenues collected under the existing rates and what water rates would have been using the 21% federal income tax rate now effective under the Tax Act. The accrued amounts for the period January 25, 2018 through April 30, 2018 were refunded along with the regular monthly Federal Tax Cut Credit (“FTCC”) on bills prepared during the month of June. The FTCC customer credit will continue to be reflected on customer bills every month until the implementation of new rates resulting from the next rate case.
CLWSC’s Sale Transfer and Merger application (“STM”) to acquire the Deer Creek Ranch Water Co., LLC’s assets was filed with the PUCT on December 20, 2017. Notices to customers and surrounding water companies and municipalities were mailed in January 2018 and on April 3, 2018 and the PUCT filed 47888-12, Order No. 4, approving the transaction between CLWSC and the Deer Creek Ranch Water Co., LLC to proceed in closing. The acquisition subsequently closed on July 2, 2018. The required completed transaction report was filed with the PUCT on July 5, 2018, and the Joint Proposed Notice of Approval was filed with the PUCT on September 17, 2018. The final order transferring the Certificate of Convenience and Necessity, or the exclusive right to provide water utility service, from Deer Creek Ranch Water Co., LLC to CLWSC was issued on November 29, 2018.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of “Notes to Consolidated Financial Statements.”
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. San Jose Water Company provides water services to approximately 231,000 connections that serve approximately one million people residing in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. CLWSC provides water service to approximately 16,000 connections that serve approximately 49,000 people in a service area comprising more than 246 square miles in the growing region between San Antonio and Austin, Texas. San Jose Water Company and CLWSC distribute water to customers in accordance with accepted water utility methods. SJW Land Company owns an undeveloped real estate property, commercial and warehouse properties in Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P.
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
Water Supply
San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. During non-drought years, purchased water provides approximately 40% to 50% of San Jose Water Company’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to SCVWD. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of San Jose Water Company’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion and the corresponding increase in purchased and pumped water, increases production expenses substantially.
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
In 2018, the level of water in the Santa Clara Valley groundwater basin, which is managed by the SCVWD, experienced a decrease due to: (1) an increase in groundwater pumping by various water retailers in the region, and (2) below normal local rainfall and natural recharge. As reported by the SCVWD at the end of 2018, the groundwater level in the Santa Clara Plain was 5 feet lower compared to the same time in 2017, and 19 feet higher than the five-year average. The total groundwater storage at the end of 2018 was within Stage 1 (Normal) of the SCVWD’s Water Shortage Contingency Plan. On January 1, 2019, SCVWD’s 10 reservoirs were 26% full with 43,133 acre-feet of water in storage. As of December 31, 2018, San Jose Water Company’s Lake Elsman was 24.8% full with 1,528 acre-feet of water, approximately 55.2% of the five-year seasonal average. In addition, the rainfall at San Jose Water Company’s Lake Elsman was measured at 9.35 inches for the period from July 1, 2018 through December 31, 2018, which is 68.6% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company’s Montevina Water Treatment Plant retrofit project was completed in 2018 and resumed full operations of treating local surface water. San Jose Water Company believes that its various sources of water supply will be sufficient to meet customer demand in 2019.
From 2014 to 2016, California was in a severe drought. In response to the drought, the State Water Resources Control Board (the “State Water Board”) imposed mandatory water use restrictions and conservation targets. SCVWD, San Jose Water Company’s principal water supplier, also mandated water use restrictions along with conservation targets at levels higher than the State Water Board. While the Governor of California declared the drought over on April 7, 2017, the State Water Board made certain water use restrictions permanent while SCVWD maintained a conservation target at 20%.
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
CLWSC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. In 2018, CLWSC acquired raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2053 and 2046, respectively, to provide for 250 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
Please also see further discussion under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Franchises
Franchises granted by local jurisdictions permit Water Utility Services to construct, maintain, and operate water distribution systems within the streets and other public properties of a given jurisdiction. San Jose Water Company holds the necessary franchises to provide water in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno and Saratoga, the Town of Los Gatos and the unincorporated areas of Santa Clara County. None of the franchises have a termination date, other than the franchise for the unincorporated areas of Santa Clara County, which terminates in 2020. The renewal process is expected to begin in 2019.
CLWSC holds the franchises for water and wastewater services to the City of Bulverde and the City of Spring Branch, which terminate in 2029 and 2036, respectively. The unincorporated areas that CLWSC serves in Comal, Blanco, Hays, and Travis Counties do not require water service providers to obtain franchises.
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
Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment. San Jose Water Company began performing hazardous materials site assessments and remediation prior to the construction phase of capital projects in 2006. The site assessments are performed to remove any legacy materials and to obtain site closures from the Santa Clara County Department of Environmental Health under its Voluntary Cleanup Program.
San Jose Water Company is a permittee under the National Pollutant Discharge Elimination System Permit (“NPDES”) for drinking water system discharges to Waters of the United States (“WOTUS”). An unplanned non-compliant discharge under the NPDES permit took place on September 10, 2017. The event was reported to the San Francisco Bay Regional Water Control Board and San Jose Water Company was subsequently notified that an enforcement action would be pursued by the agency. This matter has been resolved by San Jose Water Company agreeing to pay a settlement amount which was immaterial to the consolidated financial statements.
San Jose Water Company is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986. Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2018, SJW Group had 416 full-time employees, of whom 367 were San Jose Water Company employees and 49 were CLWSC employees. At San Jose Water Company, 132 were executive, administrative or supervisory personnel, and 235 were members of unions. On November 8, 2016 and December 1, 2016, San Jose Water Company reached three-year collective bargaining agreements with the International Union of Operating Engineers, representing certain employees in the engineering department, and the Utility Workers of America, representing the majority of all employees, respectively, covering the period from January 1, 2017 through December 31, 2019. The agreements include a 3.5% wage increase in 2017, 3% in 2018 and 4% in 2019 for union workers. Negotiations are expected to begin in the third quarter of 2019 for collective bargaining agreements for the period from January 1, 2020 through December 31, 2022. As of December 31, 2018, CLWSC had 49 employees, of whom 11 were exempt and 38 were non-exempt employees. Non-exempt employees are subject to overtime but are not represented by a union.

Executive Officers of the Registrant
The following table summarizes the name, age, offices held and business experience for each of our executive officers, as of February 27, 2019:

Name	Age	Offices and Experience
Andrew R. Gere	52
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

Palle L. Jensen	59
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

James P. Lynch	59
SJW Group—Chief Financial Officer and Treasurer.  Mr. Lynch has served as Chief Financial Officer and Treasurer since October 2010. He is also Chief Financial Officer and Treasurer of San Jose Water Company, SJW Land Company, and SJWTX, Inc. Mr. Lynch served as Chief Financial Officer and Treasurer of Texas Water Alliance Limited from October 2010 until November 16, 2017. Prior to joining the SJW Group, Mr. Lynch was an Audit Partner with KPMG LLP. Mr. Lynch was with KPMG LLP for 26 years. Mr. Lynch is a certified public accountant.

Suzy Papazian	43
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

Eric W. Thornburg	58
SJW Group—President, Chief Executive Officer and Chairman of the Board.  Mr. Thornburg has served as President and Chief Executive Officer of SJW Group and SJW Land Company and Chief Executive Officer of San Jose Water Company and SJWTX, Inc. since November 6, 2017. He has served as the Chairman of the Board of Directors of SJW Group, San Jose Water Company, SJW Land Company and SJWTX, Inc. since April 25, 2018. Prior to joining SJW Group, Mr. Thornburg served as President and Chief Executive Officer of CTWS since 2006, and Chairman of the Board of CTWS since 2007.  Mr. Thornburg served as President of Missouri-American Water, a subsidiary of American Water Works Corporation from 2000 to 2004.  From July 2004 to January 2006, he served as Central Region Vice President-External Affairs for American Water Works Corporation.

Andrew F. Walters	48
San Jose Water Company—Chief Administrative Officer.  Mr. Walters has served as Chief Administrative Officer since January 31, 2014. Prior to joining San Jose Water Company, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013.

Principal Accounting Officer of the Registrant
The following table summarizes the name, age, offices held and business experience for our principal accounting officer, as of February 27, 2019:

Name	Age	Offices and Experience
Wendy L. Avila-Walker	55
SJW Group—Vice President of Finance, Controller and Assistant Treasurer.  Ms. Avila-Walker has served as Vice President of Finance, Controller and Assistant Treasurer of San Jose Water Company and SJW Group since April 2018. From September 2009 to April 2018, Ms. Avila-Walker served as Controller of San Jose Water Company and from October 2014 to April 2018, Ms. Avila-Walker was Controller of SJW Group. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance of San Jose Water Company. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance of San Jose Water Company.

Available Information
SJW Group’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Group’s website at http://www.sjwgroup.com, as soon as reasonably practicable, after SJW Group electronically files such material with, or furnish such materials to, the SEC. The content of SJW Group’s website is not incorporated by reference to or part of this report.
You may obtain electronic copies of our reports filed with the SEC on the SEC internet website at http://www.sec.gov.

Item 1A.	Risk Factors
Investors should carefully consider the following risk factors and warnings before making an investment decision. The risks described below are not the only ones facing SJW Group and its subsidiaries. Additional risks that SJW Group and its subsidiaries does not yet know of or that it currently thinks are immaterial may also impair its business operations. If any of the following risks actually occur, SJW Group and its subsidiaries’ business, operating results or financial condition could be materially affected. In such case, the trading price of SJW Group’s common stock could decline and you may lose part or all of your investment. Investors should also refer to the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto.
Risks Related to Our Business
Our business is regulated and may be adversely affected by changes to the regulatory environment.
Our Water Utility Services are regulated public utilities. The operating revenue of San Jose Water Company and CLWSC is generated primarily from the sale of water at rates authorized by the CPUC and the PUCT, respectively. The CPUC and PUCT set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of San Jose Water Company and CLWSC. Consequently, our revenue and operating results depend substantially upon the rates which the CPUC and PUCT authorize.
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
If the CPUC disagrees with our calculation of memorandum and balancing accounts, we may be required to make adjustments that could adversely affect our results of operations.
Recovery of regulatory assets is subject to adjustment by the regulatory agencies and could impact the operating results of Water Utility Services.
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
San Jose Water Company continues to utilize Pacific Gas & Electric’s time of use rate schedules to minimize its overall energy costs primarily for groundwater pumping. Optimization and energy management efficiency are achieved through the implementation of software applications that control pumps based on demand and cost of energy. An increase in demand or a reduction in the availability of surface water or import water could result in the need to pump more water during peak hours which may adversely affect the operating results of San Jose Water Company.
San Jose Water Company has been granted permission by the CPUC to employ certain balancing accounts to track various water supply expenses and revenues. There is no assurance that the CPUC will allow recovery or refund of these balances when submitted by San Jose Water Company.
CLWSC’s primary water supply is 6,900 acre-feet of water which is pumped from Canyon Lake at three lake intakes or delivered as treated water from GBRA’s Western Canyon Pipeline, in accordance with the terms of its contracts with the GBRA, which are long-term take-or-pay contracts. This supply is supplemented by groundwater pumped from wells. While the contract provides a committed long-term water supply for future demand, CLWSC customers currently do not use the volume of water allowed under the contracts which increases the cost of water for existing customers, and there is no assurance that future demands up to the committed supply volume will occur. Texas faces long-term water supply constraints similar to California as described above and while current water supply exceeds demand, CLWSC may not be able to obtain adequate water supply to meet customer demand or may be required to procure more costly water from other sources. (See also Part I, Item 1, “Water Supply”).
Climate change may also impact water supply. For example, severity of drought conditions may impact the availability of water to all Water Utility Services and rising sea levels may impact the availability of groundwater available to San Jose Water Company and CLWSC.
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
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. For example, in response to the severe drought in California in 2015 and 2016, the SCVWD extended their call for 30% conservation and restrictions on outdoor watering of ornamental landscapes two days a week through June 30, 2016. Following the improvement of drought condition in late 2016 and 2017, the SCVWD reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two to three effective July 1, 2016 through January 31, 2017. On January 24, 2017, the SCVWD maintained their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week, effective February 1, 2017. On June 13, 2017, the SCVWD adopted Resolution 17-43 to encourage making water conservation a way of life in California through recommendations on watering schedules and a call for customers to achieve a 20% reduction in water use as compared to 2013. While the drought has ended SCVWD has maintained a conservation target at 20%. (See also Part I, Item 1, “Water Supply”).
The implementation of mandatory conservation measures has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation. If the current conservation measures continue, or if new measures are imposed in response to drought conditions in the future, we may experience fluctuations in the timing of or a reduction in customer revenue. Furthermore, while the CPUC approved Water Conservation Memorandum Accounts (“WCMA”) which would allow us to recover revenue reductions due to water conservation activities and certain conservation related costs, such memorandum accounts are subject to a review and approval process by the CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all or some of the revenue and costs recorded in the memorandum accounts. If drought conditions ease and the State Water Board and the SCVWD no longer mandate water conservation, the Company may no longer be allowed to recover revenue lost due to continued conservation activities under the WCMA account and would therefore be exposed to differences between actual and authorized usage. This could result in lower revenues.
A contamination event or other decline in source water quality could affect the water supply of Water Utility Services and therefore adversely affect our business and operating results.
Water Utility Services is required under environmental regulations to comply with water quality requirements. Through water quality compliance programs, Water Utility Services continually monitors for contamination and pollution of its sources of water. In addition, a watershed management program provides a proactive approach to minimize potential contamination activities. There can be no assurance that Water Utility Services will continue to comply with all applicable water quality requirements. In the event a contamination is detected, Water Utility Services must either commence treatment to remove the contaminant or procure water from an alternative source. Either of these results may be costly, may increase future capital expenditures and there can be no assurance that the regulators would approve a rate increase to enable us to recover the costs arising from such remedies. In addition, we could be held liable for consequences arising from hazardous substances or contamination in our water supplies or other environmental damages. Our insurance policies may not cover or may not be sufficient to cover the costs of these claims.
Water Utility Services is subject to litigation risks concerning water quality and contamination.
Although Water Utility Services is not a party to any environmental and product-related lawsuits, there is no guarantee that such lawsuits will not occur in the future. If Water Utility Services is subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage.  A pollution liability policy is in place, but is subject to exclusions and limitations. Costs for defense are included within the limit of insurance on the pollution liability policy. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.
Water Utility Services is subject to possible litigation or regulatory enforcement action concerning water discharges to WOTUS.
Regulatory actions and fines related to discharges of water to WOTUS against other water utilities have increased in frequency in recent years. If Water Utility Services is subject to a litigation or regulatory enforcement action, it might incur significant costs in fines and restoration efforts, and it is uncertain whether Water Utility Services would be able to recover some or all of such costs from ratepayers or other third parties. In addition, any litigation or regulatory enforcement action against us regarding a water discharge and/or resulting environmental impact may receive negative publicity that can damage our reputation and adversely affect our business and the trading price of our common stock.
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
Water Utility Services has implemented monitoring activities and installed specific water treatment improvements in order to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. New or more stringent environmental standards could be imposed that will raise Water Utility Services’ operating costs, including requirements for increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. There are currently limited regulatory mechanisms and procedures available to us for the recovery of such costs and there can be no assurance that such costs will be fully recovered and failure to do so may adversely affect our operating results.
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
Our ability to raise capital through equity or debt may be affected by the economy and condition of the debt and equity markets. Disruptions in the capital and credit markets or deteriorations in the strength of financial institutions could adversely affect SJW Group’s ability to draw on its line of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. Furthermore, equity financings may result in dilution to our existing stockholders and debt financings may contain covenants that restrict the actions of SJW Group and its subsidiaries. Our senior note borrowings include certain financial covenants regarding a maximum debt to equity ratio and an interest coverage requirement. In the event the Company exceeds the maximum debt to equity ratio or interest coverage requirement, we may be restricted from issuing future debt. In addition, the pollution control revenue bonds issued on our behalf contain affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds, and limitations and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreement. In the event that we violate any of these covenants, an event of default may occur and all amounts due under such bonds may be called by the Trustee, which would have an adverse effect on our business operations and financial conditions.
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
While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the CPUC and PUCT will approve a rate increase to recover all or part of such costs and, as a result, our operating results and business may be adversely affected. Further, despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.
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
The value of real estate can decrease materially due to a deflationary market, decline in rental income, market cycle of supply and demand, long lag time in real estate development, legislative and governmental actions, environmental concerns, increases in rates of returns demanded by investors, and fluctuation of interest rates, eroding any unrealized capital appreciation and, potentially, invested capital.
A decrease in the value of a real estate property or increase in vacancy could result in reduced future cash flows to amounts below the property’s current carrying value and could result in an impairment charge.
The success of SJW Land Company’s real estate investment strategy depends largely on ongoing local, state and federal land use development activities and regulations, future economic conditions, the development and fluctuations in the sale of the undeveloped properties, the ability to identify the developer/potential buyer of the available-for-sale real estate, the timing of the transaction, favorable tax law, and the ability to maintain and manage portfolio properties. There is no guarantee that we will be able to execute the strategy successfully and failure to do so may adversely affect our operating results and financial condition.
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
The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control and unrelated to our financial results. Factors that could cause fluctuations in the trading price of our common stock include volatility of the general stock market or the utility index, regulatory developments, public announcement of material development in strategic transactions, including the Merger, general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors’ businesses or the competitive landscape generally, litigation involving us or our industry, and major catastrophic events or sales of large blocks of our stock. Furthermore, we believe that stockholders invest in public stocks in part because they seek reliable dividend payments. If there is an over supply of stock of public utilities in the market relative to demand by such investors, the trading price of our common stock may decrease. Additionally, if interest rates rise above the dividend yield offered by our common stock, demand for our stock and its trading price may also decrease.
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
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets, including the Merger. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
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
As of December 31, 2018, 235 of our 416 total employees were union employees. Most of our unionized employees are represented by the Utility Workers of America, except certain employees in the engineering department who are represented by the International Union of Operating Engineers.
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
SJW Group’s Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of SJW Group. These provisions could also make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions include but are not limited to the following:

•	Authorizing Board of Directors to issue “blank check” preferred stock;

•	Prohibiting cumulative voting in the election of directors;

•	Limiting the ability of stockholders to call a special meeting of stockholders to only stockholders holding not less than 20% of outstanding voting power; and

•	Requiring advance notification of stockholder nomination of directors and proposals.
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
Risks Related to the Merger
We may not be able to obtain the necessary regulatory approvals to complete the Merger, and even if such approval is obtained, regulatory authorities may impose conditions that could have an adverse effect on us.
Completion of the Merger is contingent upon, among other things, the receipt of all required regulatory approvals, including the approvals of PURA and the MPUC. On December 3, 2018, PURA issued a proposed final decision denying the joint application by SJW Group and CTWS for the approval of the Merger. On December 14, 2018 SJW Group and CTWS filed a joint motion with PURA requesting extension of the procedural schedule to reopen the record to consider new evidence supporting the Merger. On January 4, 2019, PURA denied the motion. On January 9, 2019, SJW Group and CTWS withdrew our application before PURA and issued a joint press release announcing that we are continuing to evaluate our regulatory approach in connection with the Merger, including the possibility of submitting a new application to PURA. On January 11, 2019, PURA closed the docket without issuing a final decision. On January 23, 2019, the Maine Water Company, a wholly-owned subsidiary of CTWS, filed notice of its intent to voluntarily withdraw its application without prejudice, reserving the right to refile at a later date. After a thorough review conducted by the management and boards of both companies with the support of their respective local Connecticut and Maine regulatory counsel SJW Group and CTWS announced on February 20, 2019 that they intend to file a new merger approval applications with PURA and MPUC. We expect to incur additional expenses in connection with the new applications. We also anticipate a delay in the completion of the Merger as a result of the additional time required for PURA and MPUC to review and issue a decision on the new application, which may take up to 120 days from the date of the filing unless extended. Furthermore, there is no guarantee that PURA and MPUC will approve any new application on a timely basis or at all, and failure of approval would prevent the completion of the Merger. Any uncertainty, delay and denial of regulatory approval for the Merger could adversely affect our business, financial conditions and the price of our stock.
Even if we are able to obtain the necessary regulatory approvals for the Merger, the terms and conditions of such approvals may impose requirements, limitations or costs, or place restrictions on the conduct of the combined company’s business. We and/or CTWS may be required to comply with conditions imposed by regulatory entities in connection with the Merger, though the Merger Agreement provides for certain limitations with respect to the actions that either company is required to take in connection with such regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger. Additionally, we cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the failure of the conditions to the Merger being satisfied, the Merger being delayed or abandoned, or the consummation of the Merger on terms different than those contemplated by the Merger Agreement.
Failure to complete the Merger as currently contemplated or at all could negatively impact our stock price, business operations and financial results.
Completion of the Merger is not assured and is subject to risks, including the risks that approval by governmental entities will not be obtained or that certain other closing conditions will not be satisfied. If the Merger is not completed, or is completed on different terms than as contemplated by the Merger Agreement, our ongoing businesses, financial results and stock price may be adversely affected and we will be subject to several risks, including the following:

▪
having to pay certain significant costs relating to the Merger without receiving the benefits of the Merger, including, in certain circumstances, payment of a termination fee and an expense reimbursement;

▪	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;

▪	reputational harm due to the adverse public perception of any failure to successfully complete the Merger;

▪	having been subject to certain restrictions on the conduct of our business, which may have prevented us from soliciting or making certain dispositions while the Merger was pending;

▪	our management having focused on the Merger instead of on conducting its day-to-day business and operational matters and pursuing other opportunities that could have been beneficial to us; and

▪
if the Merger is not completed, we are not obligated to repurchase any or all of the shares issued in our recent equity offering and such shares may remain outstanding, which could negatively impact our stock price.

Any delay in the completion of the Merger, any uncertainty about the completion of the Merger on terms other than those contemplated by the Merger Agreement and any failure to complete the Merger could adversely affect our business, financial results and stock price.
Any delay in completing the Merger may reduce or eliminate the benefits to be achieved thereunder.
In addition to the required regulatory clearances, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the combined company to not realize, or to be delayed in realizing, some or all of the benefits expected to result from elimination of duplicative public company and other related costs that we expect to achieve if the Merger is successfully completed within its expected time frame.
The CPUC has initiated an investigation into the Merger, which may cause delays in or otherwise adversely affect the Merger, and we may be required to consummate the Merger prior to the CPUC’s issuance of an order with respect to its investigation.
The CPUC at its July 12, 2018 meeting approved an OII into the Merger. The order includes investigating the CPUC’s authority over the Merger, whether the Merger is in the public interest; whether the Merger would preserve the CPUC’s jurisdiction over San Jose Water Company and the CPUC’s capacity to effectively regulate utility operations in the State of California; the effect of the Merger on our and CTWS’s employees, shareholders, customers, and communities in which they operate and the State of California; whether the benefits likely exceed any detrimental effects of the Merger; and whether the CPUC should consider conditions or mitigation measures to prevent any adverse consequences which may result from the Merger, and if so, what should be those conditions or measures. The order stated that the CPUC planned to substantially complete the inquiry in a manner sufficiently timely to allow the Merger to go forward by the end of 2018, if appropriate. However, as a result of unexpected delays in the CPUC’s scheduling of a planned public participation hearing, which was held January 31, 2019, the CPUC is now expected to complete its investigation in the second quarter of 2019.
We are unable to predict what action, if any, the CPUC will take with respect to the Merger upon the conclusion of the proceeding initiated by the OII and, therefore, no assurance can be given that such action will not delay or prevent completion of the Merger or impose costs on us, which costs may be material and may negate some or all of the benefits that we expect as a result of the Merger. If we or CTWS terminate the Merger Agreement on the grounds that a legal restraint prevents completion of the Merger, and such restraint arises from, is issued by or is in connection with the CPUC, or the CPUC has imposed terms or conditions in connection with the Merger that would reasonably be expected to have a material adverse effect on the combined company, then we will be required to reimburse CTWS’s expenses up to $5 million.
Completion of the CPUC’s investigation is not a condition to the consummation of the Merger. Accordingly, we may be required to consummate the Merger prior to the CPUC’s issuance of an order with respect to its investigation. In such a circumstance, we may nevertheless be subject to any terms and conditions imposed on us by such an order and to any additional costs associated therewith. Such costs may be material and may negate some or all of the benefits that we expect as a result of the Merger.
The Merger Agreement with CTWS may be terminated in certain circumstances, which would result in the benefits of the Merger not being realized.
Either we or CTWS may terminate the Merger Agreement under certain circumstances, including, if the Merger has not been consummated by May 5, 2019 (unless such date is extended automatically to August 5, 2019 or November 5, 2019 pursuant to the terms of the Merger Agreement). However, this termination right will not be available to a party if such failure of the Merger to occur on or before such date is the result of a material breach of any representation, warranty, covenant or agreement of the Merger Agreement by such party. If we are not able to complete the Merger by the end date, even if we decide not to terminate the Merger Agreement, we may not be able to prevent CTWS from exercising its right to terminate the Merger Agreement.
In addition, if the Merger Agreement is terminated under certain circumstances, CTWS may be required to pay SJW Group a termination fee of $28.1 million. Similarly, if the Merger Agreement is terminated under certain circumstances, we may be required to pay CTWS a termination fee of $42.5 million or, under certain circumstances, to reimburse CTWS’s expenses up to $5 million. A termination of the Merger Agreement prior to consummation of the Merger may adversely affect our business and stock price, and we will not be able to realize the benefits expected from the Merger.

We have broad discretion in the use of the net proceeds to us from the equity offering and may not use them effectively.
In December 2018, SJW Group sold an aggregate of 7,762,500 shares of its common stock in an equity offering and received net proceeds of approximately $412.0 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by SJW Group.
SJW Group intends to use the net proceeds from the offering, together with the net proceeds from new debt financing in 2019, to finance the Merger and to pay related fees and expenses. Pending such use, we may invest the net proceeds in investment-grade securities, money-market funds, bank deposit accounts or similar short-term investments. To date, the company has invested the net offering proceeds temporarily in a short-term money market fund. These investments may not yield a favorable return to our investors. If for any reason the Merger does not close, then SJW Group intends to use the proceeds from the offering for general corporate purposes, which may include acquisitions, share repurchases or debt repayment. SJW Group had no obligation to repurchase any of its shares of common stock that were sold in the offering even if the Merger is not completed.
We cannot specify with any certainty the particular uses of the net proceeds that we received from the equity offering, and we may spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition.
We will take on substantial additional indebtedness to finance the Merger, which will decrease our business flexibility and increase our borrowing costs.
In the event that the Merger is consummated, in addition to the net proceeds we received from the equity offering, we expect to finance the remaining portion of the purchase price of the Merger with net proceeds from up to $435.0 million of debt financing that we may incur (“Debt Financing”), which may include borrowings under a $975.0 million committed bridge facility (“Bridge Facility”). Subsequent to the completion of the equity offering, the facility commitment was reduced to $563 million. As a result of the Debt Financing, we will increase our indebtedness substantially as compared to our indebtedness prior to the Merger, and will have indebtedness that will be substantially greater than our indebtedness prior to the Merger. Any financial covenants we agree to in connection with such indebtedness and our increased indebtedness and higher debt-to-equity ratio in comparison to that of our recent historical basis will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. In addition, the actual terms and conditions of such indebtedness may not be favorable to us, and as such, could further increase the cost of the Merger, as well as the overall burden of such indebtedness upon SJW Group and our business flexibility. Unfavorable terms in the Debt Financing may also adversely affect our business, financial condition, results of operations and prospects.
We anticipate that the Merger and the related Debt Financing may have an impact on our issuer and issue ratings, potentially in advance of consummation of the Merger. For example, it is possible that the issuer and issue ratings of certain of our subsidiaries, and certain of those entities to be acquired in the Merger, could be lowered. SJW has publicly announced an intention to achieve at least an A- issuer credit rating for the currently unrated SJW Group. We also anticipate that the Debt Financing may have an initial rating which may be equal to or lower than the potential new SJW Group issuer rating given the structural subordination of newly incurred unsecured debt in the Debt Financing. We cannot provide any assurances regarding potential rating agency actions, any changes in outlook from the rating agencies, the timing of any such actions or the level of any initial ratings or any downgrade.
An adverse judgment in any litigation challenging the Merger may prevent it from becoming effective or from becoming effective within the expected timeframe.
On June 14, 2018, a putative class-action complaint was filed against the members of the CTWS board of directors, SJW and Eric W. Thornburg on behalf of CTWS shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Dunn v. Benoit, et al., Case No. MMX-CV18-6021536-S (Conn. Super. Ct.). The complaint, as amended on September 18, 2018, alleges that the members of the CTWS board of directors breached their fiduciary duties owed to CTWS shareholders in connection with negotiating the Merger and that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information. The complaint further alleges that SJW Group and Eric W. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the action seeks to recover rescissory and other damages and attorneys’ fees and costs.
Also, on June 14, 2018, a near-identical putative class-action complaint was filed against the members of the CTWS board of directors, SJW and Eric W. Thornburg on behalf of CTWS shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Tillotson v. Benoit, et al., Case No. MMX-CV18-6021537-S (Conn. Super. Ct.). The complaint, as amended on September 20, 2018, alleges that members of the CTWS board of directors breached their fiduciary duties owed to CTWS shareholders in connection with negotiating the Merger and that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information. The complaint further alleges that SJW Group and

Eric W. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the action seeks to recover recissory and other damages and attorneys’ fees and costs.
The parties to the above lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle these lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court has granted the parties’ motion to stay. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed at such time as the transaction closes.
Additional complaints have been filed in connection with the Merger but neither SJW nor any of its officers or directors are named as defendants therein. On October 5, 2018, a complaint was filed against CTWS and members of the CTWS board of directors on behalf of a putative CTWS stockholder in the United States District Court for the District of Connecticut under the caption Assad v. Connecticut Water Service, Inc., Case No. 3:18-cv-01664 (D. Conn.). The complaint alleges that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other remedies, the action seeks an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Sections 14(a) and/or 20(a) of the 1934 Act, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. Also, on October 5, 2018, a near-identical putative class-action complaint was filed against CTWS and the members of the CTWS board of directors on behalf of CTWS stockholders in the United States District Court for the District of Connecticut under the caption Paskowitz v. Connecticut Water Service, Inc., Case No. 3:18-cv-01663 (D. Conn.). The complaint alleges that CTWS’s preliminary proxy statement issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the action seeks an order (1) enjoining the defendants from consummating or closing on the Merger; rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Sections 14(a) and/or 20(a) of the 1934 Act, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs.
While we believe that the lawsuits are without merit and that the disclosures in CTWS’s preliminary proxy statement comply fully with applicable law, in order to avoid the expense and distraction of litigation, the parties to each of the above-referenced actions entered into agreements in principle to settle and release all claims that were or could have been alleged by the plaintiffs in all of those actions. The settlements provide for the dismissal of the actions subject to, among other things, the supplementation of the preliminary proxy statement with certain additional disclosures.
On November 20, 2018, the plaintiffs filed a brief in support of an opening mootness fee demand of $1.5 million for alleged benefits the plaintiffs believe their lawsuit created for CTWS. CTWS intends to vigorously oppose this demand.
It is possible that SJW stockholders or CTWS shareholders may file additional lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name SJW, the SJW board of directors, CTWS and/or the CTWS board of directors as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of SJW’s and CTWS’s business.
One of the conditions to the closing of the Merger is the absence of any law or order, decree or judgment by a court, arbitrator or other governmental entity that prevents, makes illegal or prohibits the consummation of the Merger or the other transactions contemplated by the Merger Agreement. Consequently, if SJW stockholders or CTWS shareholders file additional lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, and a settlement or other resolution is not reached in such lawsuits and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.
Uncertainties associated within the combined company after the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.
SJW and CTWS are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Merger will depend in part upon the ability of SJW and CTWS to retain key management personnel and other key employees. Current and prospective employees of SJW and CTWS may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the ability of each of SJW and CTWS to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of SJW and CTWS to the same extent that SJW and CTWS have previously been able to attract or retain their own employees. A failure by SJW, CTWS or, following the completion of the Merger, the combined company to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the Merger could have a negative impact on their respective businesses.
Completion of the Merger may trigger change in control or other provisions in certain agreements to which CTWS is a party, which may have an adverse impact on the combined company’s business and results of operations.
The completion of the Merger may trigger change in control and other provisions in certain agreements to which CTWS is a party. If we and CTWS are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and CTWS are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to CTWS or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.
We may not have discovered undisclosed liabilities of CTWS during our due diligence process.
In the course of the due diligence review of CTWS that we conducted prior to the execution of the Merger Agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of CTWS and its subsidiaries, and our stockholders may not be indemnified for any of these liabilities. Examples of such undisclosed liabilities may include, but are not limited to, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows and on the value of our common stock following the completion of the Merger.
Risks Related to SJW Group and CTWS as a Combined Company if the Merger is Completed
The combined company is expected to incur substantial expenses related to the Merger and the integration of SJW Group and CTWS.
If the Merger is completed, the combined company would be expected to incur substantial expenses in connection with the Merger and the integration of SJW Group and CTWS. There will be a large number of processes, policies, procedures, operations, technologies and systems at each company that must be integrated, including accounting and finance, payroll, revenue management, commercial operations, risk management and employee benefits. While SJW Group and CTWS have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the benefits that the combined company expects to achieve from the elimination of duplicative public company and other related costs expected from the transaction. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present. Substantial expenses related to the transaction, including fees payable to the companies’ advisors, will also be borne by SJW Group and CTWS even if the Merger is not completed.
The Merger will result in changes to the board of directors that may affect the strategy and operations of the combined company.
In connection with the consummation of the Merger, we expect that the board of directors of the combined company will be expanded to create additional seats to be filled by CTWS directors to be selected by SJW Group. This new composition of the board of directors may affect the combined company’s business strategy and operating decisions following the completion of the Merger.
The Merger will combine two companies that are currently affected by developments in the water utility industry, including changes in regulation. A failure to adapt to the changing regulatory environment after the Merger could adversely affect the stability of the combined company’s earnings.
Because SJW Group, CTWS and their respective subsidiaries are regulated in the United States at the federal level and, in the case of SJW Group, in California and Texas, and, in the case of CTWS, Connecticut and Maine, the two companies have been and will continue to be affected by legislative and regulatory developments. After the Merger, the combined company and/or its subsidiaries will be subject in the United States to federal regulation as well as to extensive state regulation in the states in which the combined company will operate. The costs and burdens associated with complying with these regulatory jurisdictions may have an adverse effect on the combined company. Moreover, potential legislative or regulatory changes may create greater risks to the stability of the combined company’s earnings generally.

The combined company’s dividend policy is subject to the discretion of its board of directors and may be limited by the combined company’s credit agreements and limitations under the Delaware law.
Although it is currently anticipated that the combined company will pay a regular quarterly dividend following the completion of the Merger, any such determination to pay dividends will be at the discretion of the board of directors of the combined company and will be dependent on then-existing conditions, including the company’s financial conditions, earnings, legal requirements, including limitations under Delaware law, restrictions in the combined company’s credit agreements that limit its ability to pay dividends to stockholders and other factors the board of directors of the combined company deems relevant. The board of directors of the combined company may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. For those reasons, you may not be able to rely on dividends to receive a return on your investment. Accordingly, realization of a gain on your shares of the combined company common stock received in the Merger may depend on the appreciation of the price of the combined company common stock, which may never occur.
The financing arrangements that we will enter into in connection with the Merger may, under certain circumstances, contain restrictions and limitations that could significantly impact the combined company’s ability to operate its business.
We intend to incur additional indebtedness in connection with the Merger. We expect that the agreements governing the indebtedness incurred in connection with the Merger may contain covenants that could impose significant operating and financial limitations and restrictions on the combined company following the Merger, including restrictions on the ability to enter particular transactions and engage in other activities that we may believe will be advisable or necessary for the combined company’s business.
Various risks, uncertainties and events beyond the combined company’s control could affect its ability to comply with the covenants contained in its debt agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of indebtedness under these agreements and to foreclose upon any collateral securing such indebtedness. Under certain circumstances, the combined company might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on the combined company’s ability to incur additional indebtedness and to take other actions might significantly impair its ability to obtain other financing.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The properties of San Jose Water Company consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, 2,470 miles of transmission and distribution mains, distribution storage of approximately 237 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to provide water service to its customers.
San Jose Water Company maintains all of its properties in good operating condition in accordance with customary practice for a water utility. San Jose Water Company’s groundwater pumping stations have a production capacity of approximately 182 million gallons per day and the present capacity for taking purchased water is approximately 109 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2018, a maximum and average of 139 million gallons and 97 million gallons of water per day, respectively, were delivered to the system.
CLWSC maintains a service area that covers approximately 246 square miles located in the southern region of the Texas hill country in Blanco, Comal, Hays and Travis counties. The majority of the service area surrounds an 8,200 surface acre reservoir (Canyon Lake). CLWSC production wells have the ability to pump a combined 3.55 billion gallons annually. CLWSC has contracts for 2 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. CLWSC has 635 miles of transmission and distribution mains and maintains 61 storage tanks with a total storage capacity of 7.6 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 95,000 gallons per day.

Water Utility Services hold all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use.
As of December 31, 2018, SJW Land Company owns approximately 55 acres of property in the state of Tennessee. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated. See also Note 1 of “Notes to Consolidated Financial Statements”.
The following table is a summary of SJW Land Company properties described previously:

				% for Year Ended December 31, 2018 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	44%	41%
Commercial building	Knoxville, Tennessee	15	135,000	56%	59%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A

Item 3.	Legal Proceedings
Class Action Suits Related to the Merger
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. The parties to the lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court has granted the parties’ motion to stay. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed at such time as the transaction closes. On November 20, 2018, the plaintiffs filed an opening brief in support of their fee application. SJW Group has determined that the likelihood of loss related to these class-action complaints is remote.
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
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in San Jose Water Company’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring refunds to customers totaling $2.02 million. That amount will be refunded to customers pursuant to San Jose Water Company’s Advice Letter No. 530, effective January 13, 2019, and is provided for in the accompanying consolidated financial statements. See discussion on the matter in Note 1, “Regulatory Rate Filings.” The CPUC investigation pursuant to OII No. 18-09-003 may result in liability for San Jose Water Company in addition to the $2.02 million being credited to customers pursuant to the CPUC’s November 29, 2018 decision. Such additional liability could result from a possible CPUC requirement that refunds or penalties be paid based on alleged over-billing prior to June 1, 2011. A reasonable estimate of the potential loss amount, if any, cannot be made at this time.
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
Market Information
SJW Group’s common stock is traded on the New York Stock Exchange under the symbol “SJW”. As of December 31, 2018, there were 343 record holders of SJW Group’s common stock.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on SJW Group’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2018. The comparison assumes $100 was invested on December 31, 2013 in SJW Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Group, a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2013	2014	2015	2016	2017	2018
SJW Group	100	111	105	202	235	209
Water Utility Index	100	123	139	170	217	223
S&P 500 Index	100	114	115	129	157	150
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

Item 6.	Selected Financial Data
FIVE YEAR FINANCIAL AND STATISTICAL REVIEW
SJW Group and Subsidiaries

	2018	2017	2016	2015	2014
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$397,699	389,225	339,706	305,082	319,668
Operating expense:
Purchased water	97,378	86,456	72,971	61,089	47,280
Power	6,180	7,295	6,102	6,121	9,865
Groundwater extraction charges	46,770	47,817	32,088	31,240	53,678
Other production expenses	18,398	16,571	14,470	13,606	13,035
Administrative and general	48,933	48,940	41,529	40,388	36,280
Maintenance	18,414	18,361	18,361	15,926	15,226
Property taxes and other non-income taxes	14,975	13,642	12,123	11,667	11,086
Depreciation and amortization	54,601	48,292	44,625	40,740	37,905
Merger related expenses	18,610	—	—	—	—
Total operating expense	324,259	287,374	242,269	220,777	224,355
Operating income	73,440	101,851	97,437	84,305	95,313
Interest expense, other income and expense	(24,608)	(5,358)	(11,056)	(23,151)	(18,536)
Income before income taxes	48,832	96,493	86,381	61,154	76,777
Provision for income taxes	10,065	35,393	33,542	23,272	24,971
Net income before noncontrolling interest	38,767	61,100	52,839	37,882	51,806
Less net income attributable to the noncontrolling interest	—	1,896	—	—	—
SJW Group net income	$38,767	59,204	52,839	37,882	51,806
Dividends paid	$23,074	21,332	16,559	15,885	15,177
CONSOLIDATED PER SHARE DATA
Earnings per share - diluted	1.82	2.86	2.57	1.85	2.54
Dividends paid	1.12	1.04	0.81	0.78	0.75
Book value per common share	31.31	22.57	20.61	18.83	17.75
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$1,935,911	1,792,323	1,666,381	1,524,422	1,413,151
Less accumulated depreciation and amortization	607,090	553,059	520,018	487,659	450,137
Net utility plant	1,328,821	1,239,264	1,146,363	1,036,763	963,014
Net real estate investment	44,009	45,081	50,459	61,434	62,201
Total assets	1,956,389	1,458,001	1,443,376	1,337,325	1,269,304
Capitalization:
Stockholders’ equity	889,312	463,209	421,646	383,783	360,155
Long-term debt, less current portion	431,424	431,092	433,335	377,187	384,365
Total capitalization	$1,320,736	894,301	854,981	760,970	744,520
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection (in thousands)	$1,609	1,594	1,402	1,263	1,328
Investment in gross utility plant per connection (in thousands)	$7,832	7,340	6,874	6,311	5,869
Connections at year-end	247,267	244,133	242,421	241,555	240,773
Miles of main at year-end	3,091	3,082	3,069	3,031	2,939
Water production (million gallons)	40,053	38,584	35,847	36,535	44,649
Maximum daily production (million gallons)	149	148	136	130	173
Population served (estimate)	1,114,200	1,100,200	1,092,600	1,089,000	1,085,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
SJWTX, Inc., a wholly owned subsidiary of SJW Group, doing business as Canyon Lake Water Service Company, is a public utility in the business of providing water service to approximately 16,000 connections that serve approximately 49,000 people. CLWSC’s service area comprises more than 246 square miles in Blanco, Comal, Hays and Travis County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company, a wholly owned subsidiary of SJW Group, owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company. On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated. In addition, SJW Land Company sold certain undeveloped land located in San Jose, California on April 6, 2017.
Hydro Sub, Inc., a wholly-owned subsidiary of SJW Group, is a Connecticut corporation that was formed on March 9, 2018, for the sole purpose of effecting the proposed merger of SJW Group and CTWS. See Item 1. Business above for discussion of the SJW Group and CTWS Merger Agreement.
TWA, formerly a wholly owned subsidiary of SJW Group, was undertaking activities that were necessary to develop a water supply project in Texas. On November 16, 2017, SJW Group sold all of its equity interest in TWA to GBRA for $31.0 million.
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
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets, including the Merger. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
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
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services, in particular, San Jose Water Company, primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The Company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require San Jose Water Company to immediately recognize the impact of the costs for financial reporting purposes. No disallowances were recognized during the years ending December 31, 2018, 2017 or 2016.
Factors Affecting Our Results of Operations
SJW Group’s financial condition and results of operations are influenced by a variety of factors including the following:

•	Economic utility regulation;

•	Infrastructure investment;

•	Compliance with environmental, health and safety standards;

•	Production expenses;

•	Customer growth;

•	Water usage per customer;

•	Weather conditions, seasonality and sources of water supply; and

•	Merger and acquisition activities, if any.
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
Pursuant to Texas regulation, CLWSC employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Texas, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
Infrastructure Investment
The water utility business is capital-intensive. In 2018 and 2017, Company-funded capital improvements were $135,973 and $141,213, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $109,894 in 2019 and $699,228 over the next five years for capital improvements, subject to CPUC and PUCT approval. SJW Group funds these expenditures through a variety of sources, including cash received from operations, debt and equity issuances and borrowings. SJW Group relies upon a line of credit, which will expire on June 1, 2021, to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2018 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
Compliance with Environmental, Health and Safety Standards
Water Utility Services’ operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies. Under the federal Safe Drinking Water Act, Water Utility Services is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. Water Utility Services has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. SJW Group incur substantial costs associated with compliance with environmental, health and safety and water quality regulation to which our Water Utility Services is subject.
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

Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2018, production expenses accounted for approximately 55% of our total operating expenses excluding merger related expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.
Customer Growth
Customer growth in our Water Utility Services is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2018, 2017 and 2016, we had capitalized cash outflows of $2,496, $1,149 and $1,070, respectively, for acquisitions and water rights which we believe will allow SJW Group to expand our regulated customer base. In addition, we had $18.6 million in merger related costs reflected in our consolidated statements of comprehensive income related to the Merger. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations. San Jose Water Company residential usage increased 3.8% from 2017 to 2018 and increased 8.1% from 2016 to 2017. San Jose Water Company business usage increased 3.0% and 2.7% from 2017 to 2018 and from 2016 to 2017, respectively. In addition, 2018 residential and business usage was 11.9% and 6.6%, respectively, lower than the amount authorized in our 2016-2018 general rate case. Residential usage and business usage in 2017 was 15.2% and 9.4%, respectively, which was lower than the amount authorized in our 2016-2018 general rate case. CLWSC residential and business usage decreased 3.5% from 2017 to 2018 and increased 8% from 2016 to 2017.
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
From 2014 to 2016, California was in a severe drought. In response to the drought, the State Water Board imposed mandatory water use restrictions and conservation targets. SCVWD, San Jose Water Company’s principal water supplier, also mandated water use restrictions along with conservation targets at levels higher than the State Water Board. While the Governor of California declared the drought over on April 7, 2017, the State Water Board made certain water use restrictions permanent while SCVWD maintained a conservation target at 20%.
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
San Jose Water Company believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD, will be sufficient to meet customer demand for 2019. In addition, San Jose Water Company actively works with the SCVWD to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. CLWSC believes that they will be able to meet customer demand for 2019 with their water supply which consists of groundwater from wells and purchased treated and raw water from the GBRA.
Merger and Acquisition Activities
From time to time there may be opportunities to acquire businesses and assets. We cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. We expect to incur costs in connection with the execution of this pursuit and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition. During the year ended December 31, 2018, SJW Group spent $18.6 million on merger costs related to the Merger.

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
See Item 1, “Business” for a discussion of the California drought and political and regulatory activities.
Overview
SJW Group’s consolidated net income for the year ended December 31, 2018 was $38,767, compared to $59,204 for the same period in 2017. This represents a decrease of $20,437 or 35%, from 2017. The decrease in net income was primarily due to costs incurred related to the proposed merger with CTWS, the sale of real estate properties and TWA equity interest in 2017 that did not recur in 2018, an increase in production expenses due to higher usage and higher per unit costs for purchased water, ground water extraction and energy charges, and higher depreciation expenses due to assets placed in service in 2017, partially offset by an increase in operating revenue. The increase in operating revenue was primarily due to an increase in rates and higher usage, offset by changes in certain balancing and memorandum accounts.
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2018	2017	2016
Water Utility Services	$392,217	383,523	332,989
Real Estate Services	5,482	5,702	6,717
	$397,699	389,225	339,706

The change in consolidated operating revenues was due to the following factors:

	2018 vs. 2017 Increase/(decrease)		2017 vs. 2016 Increase/(decrease)
Water Utility Services:
Consumption changes	$7,376	2%	$15,416	5%
Increase in customers	2,298	—%	1,169	—%
Rate increases	17,516	4%	41,137	13%
Recycled	789	—%	515	—%
Balancing and memorandum accounts:
Cost recovery recorded prior year	(3,864)	(1)%	—	—%
2016 WCMA revision to new customer classification	(1,371)	—%	—	—%
2015 General Rate Case true-up	—	—%	(8,767)	(3)%
Water Conservation Memorandum Account	(5,462)	(1)%	179	—%
Tax Act	(7,431)	(2)%	—	—%
All other	(1,157)	—%	885	—%
Real Estate Services	(220)	—%	(1,015)	—%
	$8,474	2%	$49,519	15%
2018 vs. 2017
The revenue increase consists of $8,694 from Water Utility Services offset by a decrease of $220 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase in rates which resulted in $17,516 of additional revenue and an increase of $7,376 due to higher water usage. The Company also recognized an increase due to new customers and recycled water sales. These increases were partially offset by decreases in revenue recognized from certain balancing and memorandum accounts, which include a decrease of $7,431 as a result of the Tax Act, $5,462 decrease in WCMA, and $3,864 decrease in cost recovery recorded in the prior year.
The revenue decrease for Real Estate Services was primarily the result of lower rental income due to the sale in 2017 of SJW Land Company’s limited partnership properties in San Jose.
2017 vs. 2016
The revenue increase consists of $50,534 from Water Utility Services offset by a decrease of $1,015 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase in rates as approved in 2017 which resulted in $41,137 of additional revenue. The Company also recognized a net increase of $15,416 due to increased water usage. These increases were partially offset by a decrease of $8,767 in true-up revenue resulting from the decision on the 2015 General Rate Case recognized in 2016. In addition, new customers, recycled water sales, and certain balancing and memorandum accounts also contributed to the increase.
The revenue decrease for Real Estate Services was primarily the result of lower rental income due to the sale of SJW Land Company’s Arizona property and the sale of the limited partnership properties in San Jose.

Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:
Operating Revenue by Customer Group

	2018	2017	2016
Residential and business	$356,535	331,835	278,943
Industrial	2,215	1,987	1,519
Public authorities	18,049	16,448	13,422
Others	12,519	11,066	9,218
Balancing and memorandum accounts	2,899	22,187	29,887
	$392,217	383,523	332,989
Number of Customers

	2018	2017	2016
Residential and business	241,253	238,231	236,689
Industrial	76	75	76
Public authorities	1,343	1,349	1,360
Others	4,595	4,478	4,296
	247,267	244,133	242,421
Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2018	2017	2016
Water Utility Services	$299,548	280,916	236,395
Real Estate Services	3,539	3,688	4,074
All Other	21,172	2,770	1,800
	$324,259	287,374	242,269

The change in consolidated operating expenses was due to the following factors:

	2018 vs. 2017 Increase/(decrease)		2017 vs. 2016 Increase/(decrease)
Water production expenses:
Change in surface water supply	$(7,998)	(3)%	$5,880	2%
Change in usage and new customers	5,077	2%	9,618	4%
Purchased water and groundwater extraction charge and energy price increase	14,931	6%	17,010	7%
Balance and memorandum account cost recovery	(1,423)	—%	—	—%
Total water production expenses	10,587	5%	32,508	13%
Administrative and general	1,215	—%	7,411	3%
Balance and memorandum account cost recovery	(1,222)	—%	—	—%
Maintenance	53	—%	—	—%
Property taxes and other non-income taxes	1,333	—%	1,519	1%
Depreciation and amortization	6,309	2%	3,667	2%
Merger related expenses	18,610	6%	—	—%
	$36,885	13%	$45,105	19%
Sources of Water Supply
San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the SCVWD under the terms of a master contract with SCVWD expiring in 2051. Surface water, which is the least expensive water supply, is sourced from San Jose Water Company’s 7,000 acre of watershed in the Santa Cruz mountains. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rates for purchased water and the groundwater extraction charge may be increased by the SCVWD at any time. If an increase occurs, then San Jose Water Company would file an advice letter with the CPUC seeking authorization to increase revenues to offset the rate increase.
CLWSC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA.
The following table presents the sources of water supply for Water Utility Services:

	Source of Water Supply
	2018	2017	2016
	(million gallons) (MG)
Purchased water	24,110	22,913	21,474
Groundwater	12,507	14,444	11,271
Surface water	2,674	620	2,465
Reclaimed water	762	607	637
	40,053	38,584	35,847
Average water production expense per MG	$4,213	4,063	3,468
Water production in 2018 for Water Utility Services increased 1,469 million gallons from 2017. Water production in 2017 for Water Utility Services increased 2,737 million gallons from 2016. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends on June 30. The contract water rate for SCVWD’s fiscal years 2018, 2017 and 2016 was $4.3, $3.9 and $3.6 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $3.9, $3.6, and $3.3 per million gallons for SCVWD’s fiscal years 2019, 2018, and 2017, respectively.

Unaccounted-for water for 2018 and 2017 approximated 7.6% and 8.5%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by Water Utility Services’ main replacements and lost water reduction programs.
The various components of operating expenses are discussed below.
Water production expenses
2018 vs. 2017
Water production expenses increased $14,931 due to higher per unit costs paid for purchased water, groundwater extraction and energy charges, and $5,077 due to an increase in customer usage, offset by a decrease of $7,998 due to an increase in the use of available surface water in 2018 compared to 2017 and a decrease of $1,423 in the balancing and memorandum accounts. Effective July 2018, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%.
2017 vs. 2016
Water production expenses increased $17,010 due to higher per unit costs paid for purchased water, groundwater extraction and energy charges, $9,618 due to an increase in customer usage and $5,880 due to an decrease in the use of available surface water in 2017 compared to 2016. Effective July 2017, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%.
Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.
2018 vs. 2017
Administrative and general expense decreased $7 in 2018, or less than 1%, in comparison to 2017. The decrease consisted primarily of: (1) $606 in cost recoveries other than pension costs through balance and memorandum accounts, (2) $509 decrease in legal fees, and (3) $327 decrease in salaries and wages, partially offset by, (4) $593 increase in group insurance costs, (5) $428 increase in contracted work primarily related to the recycled water retrofit program, (6) $401 increase in rate case expenses, and (7) $13 increase in miscellaneous expenses.
2017 vs. 2016
Administrative and general expense increased $7,411 in 2017, or 18%, in comparison to 2016. The increase consisted primarily of: (1) $3,290 increase in salaries and wages, (2) $1,427 increase in regulatory fees as a result of increased revenue, (3) $1,433 due to an increase in contracted work primarily related to the recycled water retrofit program and executive recruitment, (4) $521 increase in salary deferral contribution and other employee benefits, (5) $304 increase in software maintenance contracts, (6) $227 increase in board of director fees, and (7) $209 increase in miscellaneous expenses.
Maintenance Expense
Maintenance expense increased $53 in 2018, or less than 1%, in comparison to 2017, and remained flat in 2017, or less than 1%, in comparison to 2016. The increase in 2018 consisted primarily of: (1) $520 increase in salaries and wages, and (2) $57 increase in miscellaneous expenses, partially offset by (3) $524 decrease in contracted work as a result of increased capitalized projects. The activity in 2017 consisted primarily of: (1) a $1,346 decrease in uninsured losses due to the reserve recorded in 2016 for an obsolete work order, offset by (2) an increase of $808 in contracted work primarily related to station clean-up and disposal services, (3) $328 increase in fleet repairs and maintenance expenses, and (4) $189 increase in salaries and wages.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2018 and 2017 increased $1,333 and $1,519 from prior years, respectively. The increases were primarily a result of increased utility plant. The increase in 2017 also included $427 in Delaware franchise tax as a result of reincorporation that occurred in November 2016. SJW Group anticipates increases in 2019 for property taxes and other non-income taxes due to increases in utility plant.

Depreciation and Amortization
Depreciation and amortization expense increased $6,309 in 2018, or 13%, in comparison to 2017, and increased $3,667 in 2017, or 8%, in comparison to 2016. The increase in both years was due to increases in utility plant. SJW Group anticipates increases in 2019 for depreciation expense due to increases in utility plant.
Other Income and Expense
The change in other (expense) income in 2018 compared to 2017 was primarily due to a $12,501 pre-tax gain on sale of the equity interests in TWA and a pre-tax gain of $6,903, reduced by the noncontrolling interest’s gain of $1,896, on the sale of limited partnership properties and undeveloped land in San Jose, California recorded in the prior year.
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
SJW Group’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 6.0% for the years ended December 31, 2018 and 2017 and 2016.
Provision for Income Taxes
Income tax expense for 2018 was $10,065, compared to $35,393 in 2017. The effective consolidated income tax rate was 21% for 2018, 37% for 2017 and 39% for 2016. The decrease in income tax expense was primarily due to a lower tax rate and lower pre-tax income.
The federal statutory income tax rate decreased from 35% to 21% effective January 1, 2018 thus reducing the income tax expense and the effective consolidated income tax rate in 2018. The reversal of excess deferred taxes of $1,383 for the regulated entity San Jose Water Company also contributed to the decrease in the effective consolidated income tax rate in 2018. The benefit of the reversal of excess deferred taxes for the year 2018 flowed back to the customers through the tax memorandum account.
The CPUC has directed San Jose Water Company to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The CPUC has indicated that the net benefit from implementing the new law should ultimately be passed on to customers. The PUCT has directed water utilities to record as a regulatory liability the difference between the revenues collected under existing rates and the revenue that would have been collected had the existing rates been set using the new federal statutory income tax rate. The benefits associated with regulatory activities is expected to flow back to customers as directed by the CPUC and PUCT, with no impact to net income. As per Advice Letter No. 522A filed with CPUC, the benefit of the reduction in the federal statutory income tax rate from 35% to 21% were reflected in the customer bills effective July 1, 2018. The tax memorandum account only includes the benefit of the reduction in the federal statutory income tax rate through June 30, 2018.  The other impacts of the Tax Act were recorded in the tax memorandum account for the entire year.  Accordingly, San Jose Water Company recorded $6,504 liability in the tax memorandum account for the year ended December 31, 2018. CLWSC refunded the accrued amounts for the period January 25, 2018, through April 30, 2018, in the second quarter of 2018. The FTCC continues to be reflected on customer bills every month starting from May 1, 2018 until the implementation of new rates resulting from the next rate case.
SJW Group expects the Internal Revenue Service to issue guidance in future periods that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Act. At this time, the Company has applied a reasonable interpretation of the Tax Act. Future clarification of the Tax Act may change the estimated amounts.
On August 15, 2018, SJW Group received notification that the Texas Comptroller of Public Accounts completed its audit of the Texas Franchise Tax Report for the report year 2015 and has no changes.
Please refer to Note 5, “Income Taxes,” of Notes to Consolidated Financial Statements for a reconciliation of actual to expected income tax expense.
Other Comprehensive (Loss) Income
The change in other comprehensive income in 2018 was due to a change in accounting for the fair value of the company’s investment in California Water Service Group as a result of the adoption of ASU 2016-01, “Financial Instruments - Overall” effective January 1, 2018. Other comprehensive income in 2017 was $679, net of tax, due to a change in the market value of our investment in California Water Service Group. The investment in California Water Service Group was sold in 2018.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers’ on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Group operates. Payment delinquencies are mitigated by service interruptions due to non-payment. Because California is a high cost of living state, it is possible that Californians may migrate to other states with a lower cost-of-living. As of December 31, 2018, the change in the number of customers has been minimal and write-offs for uncollectible accounts have been less than 1% of total revenue, unchanged from the prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to costs associated with general operations. Funds were also generated from borrowings. From these amounts, SJW Group paid cash dividends of approximately $23,074 and funded its 2018 working capital and capital expenditure program.
SJW Group also obtained funds through the issuance of common stock in December of 2018 to finance our proposed merger of CTWS and to pay related fees and expenses. If for any reason the proposed merger does not close, then SJW Group expect to use those funds for general corporate purposes, which may include acquisitions, share repurchases or debt repayment but we do not have any obligation to repurchase any or all of our shares of common stock sold in the offering. SJW Group has invested the excess funds in a a short-term money market fund which is managed by a reputable financial institution. See Note 2 of “Notes to Consolidated Financial Statements” for discussion of the equity offering.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its line of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2018 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
In 2018, the common dividends declared and paid on SJW Group’s common stock represented 60% of net income. Dividends have been paid on SJW Group’s and its predecessor’s common stock for 301 consecutive quarters and the annual dividend amount has increased in each of the last 51 years. While historically SJW Group has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Group cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2018, SJW Group generated cash flow from operations of approximately $91,343 compared to $101,112 in 2017 and $114,571 in 2016. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations decrease in 2018 by approximately $9,800. The decrease was primarily due to a combination of the following factors: (1) a decrease in the collection of the balancing and memorandum accounts of $5,500, (2) a decrease in accrued groundwater extraction charges, purchased water and power of $4,200, and (3) general working capital and net income, adjusted for non-cash items decreased by $3,700, offset by an increase of a net collection of taxes receivable was $3,600 more than in prior year. Cash flow from operations decreased in 2017 by approximately $13,500. The decrease was primarily due to a combination of the following factors: (1) a decrease in the collection of the balancing and memorandum accounts of $20,300, and (2) other noncurrent assets and noncurrent liabilities from less damage reserves and deferred tax adjustments of $4,700, offset by a decrease of (1) collections of previously billed and accrued receivables by $3,700, (2) payments of amounts previously invoiced and accrued, which increased by $3,200, (3) net collection of taxes receivable by $2,800, and (4) general working capital and net income, adjusted for non-cash items, which increased by $1,800.
Cash Flow from Investing Activities
In 2018, SJW Group used approximately $136,000 of cash for Company funded capital expenditures, $8,500 for developer funded capital expenditures, $3,900 in utility plant retirement costs, $2,500 for water service asset acquisitions, and $100 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $4,100 from the sale of our remaining shares in our investment in California Water Service Group stock. In 2017, SJW Group used approximately $141,200 of cash for Company funded capital expenditures, $7,900 for developer funded capital expenditures, $3,400 in utility plant retirement costs, $1,100 for acquisitions and rights to provide water service, and $100 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $28,600 from the sale of our equity interests in TWA, and $11,200 from the sale of real estate investments owned by SJW Land Company and 444 West Santa Clara Street, L.P.

Water Utility Services budgeted capital expenditures for 2019, excluding capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2019
Water treatment	$2,145	2%
Source of supply	8,147	7%
Reservoirs and tanks	17,501	16%
Pump stations and equipment	2,056	2%
Equipment and other	14,010	13%
Distribution system	66,035	60%
	$109,894	100%
The 2019 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $66,035 is approximately $42,170 that is planned to be spent to replace Water Utility Services’ pipes and mains.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $699,228 in capital expenditures. A significant portion of this amount is subject to future CPUC and PUCT approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2018 increased by approximately $473,000 from the same period in the prior year, primarily as a result of cash proceeds from the issuance of SJW Group’s common stock and an increase in the amount of net borrowings on our lines of credit, partially offset by an increase in net other changes for equity plan payments, broker fees and debt issuance costs, an increase in dividends paid to stockholders, and a decrease in contributions in aid of construction in the current year. SJW Group’s cash management policy includes the issuance of long-term debt to pay down borrowings on our lines of credit. As such, when long-term borrowings are high, borrowings on our line of credit tend to be low and when long-term borrowings are low, borrowings on our line of credit tend to be high.
SJW Group, SJW Land Company, SJWTX, Inc. and San Jose Water Company have unsecured bank lines of credit totaling $145,000 as of December 31, 2018. Drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Group expects to periodically draw down on its lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital—Water Utility Services and SJW Group and its Subsidiaries” below.
Sources of Capital
Water Utility Services
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and obtain external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, on the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 47% debt and 53% equity. As of December 31, 2018, San Jose Water Company’s long-term debt and equity were approximately 44% and 56%, respectively. The average borrowing rate of San Jose Water Company’s long-term debt was 6.2% as of December 31, 2018.

Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt and the issuance of equity, all of which will be consistent with the regulator’s guidelines.
San Jose Water Company has outstanding $250,000 of unsecured senior notes as of December 31, 2018. The senior note agreements of San Jose Water Company generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2018, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
San Jose Water Company also has obligations pursuant to loan agreements with the California Pollution Control Financing Activity (“CPCFA”) supporting $120,000 in aggregate principal amount of CPCFA revenue bonds outstanding as of December 31, 2018. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2018, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc. has an outstanding $15,000 senior note as of December 31, 2018. The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2018, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of December 31, 2018, the SJW Group and its subsidiaries are in compliance with all of their debt covenants.
SJW Group and its Subsidiaries
SJW Group and its subsidiaries consolidated long-term and short-term debt was 37% of total capitalization as of December 31, 2018. Management believes that SJW Group is capable of obtaining future long-term capital to fund regulated and non-tariffed growth opportunities and capital expenditure requirements.
SJW Group has outstanding a $50,000 unsecured senior note as of December 31, 2018. The senior note has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization; and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2018, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.
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
As of December 31, 2018, SJW Group. and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At December 31, 2018, SJW Group and its subsidiaries had available unused short-term bank lines of credit of $45,000. These lines of credit bear interest at variable rates and expire on June 1, 2021. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 2.9% as of December 31, 2018. The SJW Group and SJWTX, Inc. unsecured bank line of credit has the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2018, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2018, San Jose Water Company was in compliance with all covenants.
On November 28, 2018, SJW Group entered into an underwriting agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the several underwriters (the “Underwriters”), pursuant to which SJW Group sold to the Underwriters an aggregate of 6,750,000 shares of SJW Group’s common stock, par value $0.001 per share (the “Firm Shares”), in an underwritten public offering. Pursuant to the underwriting agreement, SJW Group granted the Underwriters a 30-day option to purchase up to an additional 1,012,500 shares of its common stock (the “Option Shares”), which was exercised in full on December 3, 2018. The offering of the Firm Shares closed on December 3, 2018 and the offering of the Option Shares closed on December 5, 2018.
SJW Group received net proceeds of approximately $358,256 from the sale of the Firm Shares and received additional net proceeds of approximately $53,738 from the sale of the Option Shares, in each case after deducting the underwriting discounts and commissions and estimated offering expenses payable by SJW Group. SJW intends to use the net proceeds from the offering, together with the net proceeds from new debt financing in 2019, to finance the Merger and to pay related fees and expenses. Pending such use, we may invest the net offering proceeds in investment-grade securities, money-market funds, bank deposit accounts or similar short-term investments. To date, the company has invested the net proceeds temporarily in a short-term money market fund. These investments may not yield a favorable return to our investors. If for any reason the Merger does not close, then SJW Group intends to use the proceeds from the offering for general corporate purposes, which may include acquisitions, share repurchases or debt repayment. SJW Group does not have any obligation to repurchase any or all of its shares of common stock sold in the offering even if the Merger is not completed.
SJW Group has received a financing commitment letter from lenders, including JPMorgan Chase Bank, N.A., Barclays Bank PLC, Royal Bank of Canada and UBS AG, Stamford Branch to provide a senior unsecured bridge loan facility of up to $975 million in the event that SJW Group is unable to secure other financing for the Merger at or prior to the time the Merger is completed. Upon completion of our December 2018 issuance of common stock, the facility commitment was reduced to $563 million. The financing commitments include customary conditions to funding. As of December 31, 2018, the merger was not completed and no amount has been extended under the facility.
Off-Balance Sheet Arrangement/Contractual Obligations
SJW Group has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.
SJW Group’s contractual obligations and commitments as of December 31, 2018 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$265,000	—	10,000	20,000	235,000
Advances for construction, San Jose Water Company (1)	65,335	2,818	5,636	5,624	51,257
California Pollution Control Financing Authority Revenue Bonds, San Jose Water Company	120,000	—	—	—	120,000
Senior note, SJW Group	50,000	—	50,000	—	—
Total contractual cash obligation	$500,335	2,818	65,636	25,624	406,257
Total interest on contractual obligations	$382,547	25,485	48,779	42,155	266,128
___________________________________
(1) As of December 31, 2018, advances for construction was $80,610 of which $15,275 was related to non-refundable advances for construction.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For further discussion on uncertain tax positions, please see Note 5 of “Notes to Consolidated Financial Statements.”

San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2018, 2017 and 2016, San Jose Water Company purchased from SCVWD 19,477 million gallons ($80,243), 20,172 million gallons ($76,106) and 18,241 million gallons ($61,645), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on June 13, 2017, the contractual delivery schedule was reduced by 10% through June 30, 2018. On June 13, 2017, SCVWD Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2019. Based on current prices and estimated deliveries, San Jose Water Company is committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 19,775 million gallons ($84,296) of water at the current contract water rate of $4.3 per million gallons in the year ending December 31, 2019. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available. The contract water rates for San Jose Water Company are determined by SCVWD. These rates are adjusted periodically and coincide with SCVWD’s fiscal year, which ends on June 30. The contract water rate for SCVWD’s fiscal years 2018, 2017 and 2016 was $4.3, $3.9 and $3.6 per million gallons, respectively.
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
San Jose Water Company sponsors a noncontributory defined benefit pension plan and provides health care and life insurance benefits for retired employees. In 2018, San Jose Water Company contributed $8,502 and $629 to the pension plan and other postretirement benefit plan, respectively. In 2019, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,411 to the pension plan and other postretirement benefit plan. The amount of required contributions for years thereafter is not actuarially determinable.
San Jose Water Company’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, San Jose Water Company is committed to pay approximately $1,596 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CLWSC has long-term contracts with the GBRA. The agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided GBRA gives CLWSC a 60-day written notice on the proposed adjustment. In 2018, CLWSC acquired raw water supply agreements with the LCRA and WTPUA expiring in 2053 and 2046, respectively, for 250 acre-feet of water per each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
444 West Santa Clara Street, L.P.
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P., a real estate limited partnership. A real estate development firm owns the remaining 30% limited partnership interest. A commercial building was constructed on the property of 444 West Santa Clara Street, L.P. and was leased to an international real estate firm. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. On January 10, 2017, 444 West Santa Clara Street, L.P. entered into a purchase and sale agreement for the sale of all of its interests in the commercial building and land the partnership owns and operates for a purchase price of $11,000. The sales transaction closed on April 6, 2017 and SJW Land Company and the noncontrolling interest recognized a pre-tax gain on sale of real estate investments of $4,427 and $1,896, respectively.
Impact of Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” as amended, which supersedes the lease requirements in “Leases (Topic 840).” This ASU generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the Consolidated Balance Sheets and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. ASU 2016-02 also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. We will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods. We will also elect the package of practical expedients permitted under the transition guidance and combine lease and non-lease components. In addition, we will keep leases with an initial term of 12 months or less off the Consolidated Balance Sheets and recognize the associated lease payments in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term. We do not expect the new standard to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20:  Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which aims to improve the overall usefulness of disclosure to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures.  This update is effective for SJW Group beginning in the first quarter of the fiscal year ending December 31, 2021.  Retrospective adoption is required and early adoption is permitted.  Management is currently evaluating the effect that the new standard will have on disclosures.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SJW Group and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited SJW Group’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, SJW Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements, and an opinion on SJW Group’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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

San Francisco, California
February 27, 2019

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Utility plant:
Land	$18,296	17,831
Depreciable plant and equipment	1,833,051	1,714,228
Construction in progress	68,765	45,851
Intangible assets	15,799	14,413
	1,935,911	1,792,323
Less accumulated depreciation and amortization	607,090	553,059
	1,328,821	1,239,264
Real estate investments	56,336	56,213
Less accumulated depreciation and amortization	12,327	11,132
	44,009	45,081
Current assets:
Cash and cash equivalents:
Cash	8,722	7,799
Money market fund	412,000	—
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $272 and $190 in 2018 and 2017, respectively	19,154	17,305
Income tax	1,888	7,981
Other	1,203	1,118
Accrued unbilled utility revenue	27,974	27,905
Current regulatory assets, net	26,910	—
Other current assets	4,871	4,750
	502,722	66,858
Other assets:
Investment in California Water Service Group	—	4,535
Net regulatory assets, less current portion	76,715	99,554
Other	4,122	2,709
	80,837	106,798
	$1,956,389	1,458,001

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2018	2017
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding 28,404,316 shares in 2018 and 20,520,856 shares in 2017	$28	21
Additional paid-in capital	495,366	84,866
Retained earnings	393,918	376,119
Accumulated other comprehensive income	—	2,203
Total stockholders’ equity	889,312	463,209
Long-term debt, less current portion	431,424	431,092
	1,320,736	894,301
Current liabilities:
Lines of credit	100,000	25,000
Accrued groundwater extraction charges, purchased water and power	13,694	14,382
Accounts payable	24,937	22,960
Accrued interest	7,132	6,869
Accrued property taxes and other non-income taxes	1,926	1,904
Accrued payroll	7,181	6,011
Other current liabilities	9,115	7,926
	163,985	85,052
Deferred income taxes	79,651	85,795
Advances for construction	80,610	83,695
Contributions in aid of construction	168,243	160,830
Postretirement benefit plans	70,490	72,841
Regulatory liability	59,149	62,476
Other noncurrent liabilities	13,525	13,011
Commitments and contingencies	—	—
	$1,956,389	1,458,001

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2018	2017	2016
Operating revenue	$397,699	389,225	339,706
Operating expense:
Production Expenses:
Purchased water	97,378	86,456	72,971
Power	6,180	7,295	6,102
Groundwater extraction charges	46,770	47,817	32,088
Other production expenses	18,398	16,571	14,470
Total production expenses	168,726	158,139	125,631
Administrative and general	48,933	48,940	41,529
Maintenance	18,414	18,361	18,361
Property taxes and other non-income taxes	14,975	13,642	12,123
Depreciation and amortization	54,601	48,292	44,625
Merger related expenses	18,610	—	—
Total operating expense	324,259	287,374	242,269
Operating income	73,440	101,851	97,437
Other (expense) income:
Interest on long-term debt, mortgage and other interest expense	(24,332)	(22,929)	(21,838)
Pension non-service cost	(2,356)	(3,772)	(4,321)
Unrealized loss on California Water Service Group stock	(527)	—	—
Gain on sale of California Water Service Group stock	104	—	3,197
Gain on sale of equity interests in Texas Water Alliance Limited and utility property	9	12,499	—
Gain on sale of real estate investments	—	6,903	10,419
Other, net	2,494	1,941	1,487
Income before income taxes	48,832	96,493	86,381
Provision for income taxes	10,065	35,393	33,542
Net income before noncontrolling interest	38,767	61,100	52,839
Less net income attributable to the noncontrolling interest	—	1,896	—
SJW Group net income	$38,767	59,204	52,839
Other comprehensive income:
Unrealized income on investment, net of taxes of $466 in 2017 and $657 in 2016	—	679	955
Reclassification adjustment for gain realized on investment, net of taxes of $1,198 in 2016	—	—	(1,742)
SJW Group comprehensive income	$38,767	59,883	52,052
SJW Group earnings per share
—Basic	$1.83	2.89	2.59
—Diluted	$1.82	2.86	2.57
Weighted average shares outstanding
—Basic	21,214,277	20,506,960	20,439,957
—Diluted	21,332,387	20,685,118	20,588,973

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2015	20,381,949	21	79,231	302,220	2,311	—	383,783
Net income	—	—	—	52,839	—	—	52,839
Unrealized income on investment, net of tax effect of $657	—	—	—	—	955	—	955
Reclassification adjustment for gain realized on investment, net of tax effect of $1,198	—	—	—	—	(1,742)	—	(1,742)
Share-based compensation	—	—	1,691	(114)	—	—	1,577
Issuance of restricted and deferred stock units	44,062	—	(161)	—	—	—	(161)
Employee stock purchase plan	30,214	—	954	—	—	—	954
Dividends paid ($0.81 per share)	—	—	—	(16,559)	—	—	(16,559)
Balances, December 31, 2016	20,456,225	21	81,715	338,386	1,524	—	421,646
Net income	—	—	—	59,204	—	1,896	61,100
Distribution to noncontrolling interest	—	—	—	—	—	(1,896)	(1,896)
Unrealized income on investment, net of tax effect of $466	—	—	—	—	679	—	679
Share-based compensation	—	—	2,643	(139)	—	—	2,504
Issuance of restricted and deferred stock units	36,888	—	(707)	—	—	—	(707)
Employee stock purchase plan	27,743	—	1,215	—	—	—	1,215
Dividends paid ($1.04 per share)	—	—	—	(21,332)	—	—	(21,332)
Balances, December 31, 2017	20,520,856	21	84,866	376,119	2,203	—	463,209
Net income	—	—	—	38,767	—	—	38,767
Cumulative effect of change in accounting principle, net of tax effect of $1,507	—	—	—	2,203	(2,203)	—	—
Share-based compensation	—	—	2,117	(97)	—	—	2,020
Issuance of restricted and deferred stock units	95,053	—	(4,057)	—	—	—	(4,057)
Employee stock purchase plan	25,907	—	1,371	—	—	—	1,371
Common stock issued	7,762,500	7	411,069	—	—	—	411,076
Dividends paid ($1.12 per share)	—	—	—	(23,074)	—	—	(23,074)
Balances, December 31, 2018	28,404,316	28	495,366	393,918	—	—	889,312

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2018	2017	2016
Operating activities:
Net income before noncontrolling interest	$38,767	61,100	52,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,907	50,501	46,295
Deferred income taxes	(9,486)	(436)	4,803
Share-based compensation	2,117	2,643	1,691
Unrealized loss on California Water Service Group stock	527	—	—
Gain on sale of California Water Service Group stock	(104)	—	(3,197)
Gain on sale of real estate investments	—	(6,903)	(10,419)
Gain on sale of Texas Water Alliance Limited and utility property	—	(12,499)	—
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(2,003)	(1,702)	(5,377)
Accounts payable and other current liabilities	2,130	2,888	(337)
Accrued groundwater extraction charges, purchased water and power	(688)	3,536	3,683
Tax receivable and accrued taxes	5,841	2,164	(680)
Postretirement benefits	203	(769)	(349)
Regulatory asset related to balancing and memorandum accounts	(6,488)	(979)	19,297
Other noncurrent assets and noncurrent liabilities	1,923	741	5,468
Other changes, net	1,697	827	854
Net cash provided by operating activities	91,343	101,112	114,571
Investing activities:
Additions to utility plant:
Company-funded	(135,973)	(141,213)	(129,134)
Contributions in aid of construction	(8,454)	(7,842)	(13,086)
Additions to real estate investment	(123)	(116)	(328)
Payments for business/asset acquisition and water rights	(2,496)	(1,149)	(1,070)
Cost to retire utility plant, net of salvage	(3,909)	(3,356)	(3,361)
Proceeds from sale of California Water Service Group stock	4,112	—	4,509
Proceeds from sale of Texas Water Alliance Limited and utility property	—	28,623	—
Proceeds from sale of real estate investments	—	11,179	20,341
Net cash used in investing activities	(146,843)	(113,874)	(122,129)
Financing activities:
Borrowings from lines of credit	76,000	56,500	62,075
Repayments of lines of credit	(1,000)	(45,700)	(82,475)
Long-term borrowings	—	—	50,999
Long-term borrowings held as restricted cash	—	—	19,001
Repayments of long-term borrowings	—	(2,717)	(16,599)
Dividends paid	(23,074)	(21,332)	(16,559)
Receipts of advances and contributions in aid of construction	10,890	12,581	14,366
Refunds of advances for construction	(2,700)	(2,622)	(2,522)
Issuance of common stock, net of issuance costs	411,385	—	—
Other changes, net	(3,078)	(1,499)	(617)
Net cash provided by (used in) financing activities	468,423	(4,789)	27,669
Net change in cash, cash equivalents and restricted cash	412,923	(17,551)	20,111
Cash and cash equivalents, beginning of year	7,799	25,350	5,239
Cash, cash equivalents and restricted cash, end of year	$420,722	7,799	25,350
Cash paid during the year for:
Interest	$27,038	25,254	23,962
Income taxes	$13,750	34,052	27,517
Supplemental disclosure of non-cash activities:
Increase in accrued payables for construction costs capitalized	$340	2,700	3,696
Utility property installed by developers	$1,747	3,723	9,614

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$420,722	7,799	6,349
Restricted cash	$—	—	19,001
Cash, cash equivalents and restricted cash, end of year	$420,722	7,799	25,350
See Accompanying Notes to Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2018, 2017 and 2016
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
SJWTX, Inc., a wholly owned subsidiary of SJW Group, is incorporated in the State of Texas and is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 49,000 people. CLWSC’s service area comprises more than 246 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company owns a commercial property, an undeveloped real estate property, and a warehouse property in the state of Tennessee. In September 1999, SJW Land Company contributed real property for a 70% limited partnership interest in 444 West Santa Clara Street, L.P. A commercial building was constructed on the partnership property and was leased to an unrelated international real estate firm under a long-term lease. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company. The consolidated financial statements of SJW Group at December 31, 2018 and 2017 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances and transactions have been eliminated. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements (see Note 1, “Real Estate Investments”).
Hydro Sub, Inc., a wholly-owned subsidiary of SJW Group, is a Connecticut corporation that was formed on March 9, 2018, for the sole purpose of effecting the proposed merger of SJW Group and Connecticut Water Service, Inc. (“CTWS”). See Note 12 for a discussion of the SJW Group and CTWS Merger Agreement.
Texas Water Alliance Limited (“TWA”), formerly a wholly owned subsidiary of SJW Group, was undertaking activities that were necessary to develop a water supply project in Texas. On February 22, 2016, SJW Group entered into a Purchase and Sale Agreement with the Guadalupe-Blanco River Authority (“GBRA”) pursuant to which SJW Group agreed to sell all of its equity interests in TWA to GBRA for $31,000 in cash. The sales transaction closed on November 16, 2017. As provided in the sale agreement, GBRA held back $3,000 (“Holdback Amount“) from the payment of the purchase price at the closing, which amount will be paid to SJW Group on June 30, 2021, subject to reduction under certain conditions. The transaction resulted in a pre-tax gain on sale of utility property of $12,501, excluding the Holdback Amount.
Recently Adopted Accounting Principles
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard replaced most existing revenue recognition guidance in generally accepted accounting principles. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of revenue transactions. SJW Group adopted the new revenue standard on January 1, 2018, using the modified retrospective method, and determined that no adjustment to the opening balance of retained earnings was necessary for contracts with remaining obligations as of the effective date. In addition, SJW Group applied the “right to invoice” practical expedient. The adoption of the new standard requires certain changes to the recognition of balancing and memorandum account revenue and related costs (See Note 1, “Balancing and Memorandum Accounts”). However, the changes did not have a material impact on our consolidated results of operations, financial position, or cash flows. Concurrently, the company implemented ASU 2017-10, “Identifying the Customer in a Service Concession Arrangement.” Upon adoption of ASU 2017-10, the service concession fee paid to the City of Cupertino was determined to be an up-front payment and accordingly will be amortized as a reduction to future revenue as opposed to amortized as an expense on SJW Group’s Consolidated Statements of Comprehensive Income.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall” which changes the recognition of changes in fair value of financial liabilities when the fair value option is elected. In addition, the standard requires equity investments to be measured at fair value with changes in fair value recognized in net income instead of through other comprehensive income. The updated guidance affected the accounting for the company’s equity investment in California Water Service Group stock classified as an available-for-sale security. The new standard became effective for SJW Group beginning in the first quarter of the fiscal year ending December 31, 2018. Prior to adoption of ASU 2016-01, SJW Group recognized changes in fair value of its equity investment in California Water Service Group stock through other comprehensive income or loss on the statement of comprehensive income. Upon adoption on January 1, 2018, SJW Group began recording the change in fair value of its equity investment in other income and expense. In addition, the ASU stated that entities should apply the new standard by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As such, SJW Group recorded a cumulative-effect adjustment of $2,203 to beginning retained earnings to eliminate the cumulative change in fair value of its equity investment, net of tax from accumulated other comprehensive income. Subsequent to the adoption of ASU 2016-01, SJW Group sold its investment in California Water Service Group stock. See below in Note 1, “Investment in California Water Service Group” for further discussion.
In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which modifies existing guidance and is intended to reduce diversity in practice with respect to accounting for the income tax consequences of intra-entity transfers of assets. The ASU requires that the current and deferred income tax consequences of intra-entity transfers of assets be immediately recognized. Prior guidance allowed the entities to defer the consolidated tax consequences of an intercompany transfer of an asset other than inventory to a future period and amortize those tax consequences over time. SJW Group adopted ASU 2016-16 effective January 1, 2018. Upon adoption of ASU 2016-16, SJW Group did not record an unamortized tax expense. As a result, the company did not record a cumulative catch-up adjustments upon adoption of this ASU.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” which requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The standard provides that only the service cost component of net periodic pension costs is eligible for asset capitalization. Companies should present the other components of net periodic benefit costs separately from the line items that include the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 requires retrospective presentation in the income statement of the service cost component and the other components of net periodic cost and net periodic postretirement benefit cost and prospective presentation from date of adoption for the capitalization in assets of only the service cost component of net periodic cost and net periodic postretirement benefit cost. SJW Group adopted ASU 2017-07 effective January 1, 2018. As such, the consolidated statements of comprehensive income for the periods presented have been reclassified to reflect the retrospective changes. See Note 9, “Benefit Plans” for further discussion.
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
Utility Plant
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2018, 2017 and 2016 was $2,856, $2,807 and $2,188, respectively. Construction in progress was $68,765 and $45,851 at December 31, 2018 and 2017, respectively.
The major components of depreciable plant and equipment as of December 31, 2018 and 2017 are as follows:

	2018	2017
Equipment	$335,358	307,938
Transmission and distribution	1,375,821	1,295,690
Office buildings and other structures	121,872	110,600
Total depreciable plant and equipment	$1,833,051	1,714,228

Depreciation is computed using the straight-line method over the estimated remaining service lives of groups of assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years
For the years 2018, 2017 and 2016, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.6%, 3.6% and 3.5%, respectively. A portion of depreciation expense was allocated to administrative and general expense. For the years 2018, 2017 and 2016, the amounts allocated to administrative and general expense were $2,306, $2,209 and $1,670, respectively. Depreciation expense for utility plant for the years ended December 31, 2018, 2017 and 2016 was $53,031, $46,456 and $42,659, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Utility Plant Intangible Assets
All intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful life of the asset, ranging from 5 to 70 years (see Note 6, “Intangible Assets”).
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. San Jose Water Company recognizes gain/loss on disposition of nonutility property in accordance with CPUC Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. There is no depreciation associated with nonutility property as it is all land. The major components of real estate investments as of December 31, 2018 and 2017 are as follows:

	2018	2017
Land	$13,262	13,262
Buildings and improvements	43,074	42,951
Total real estate investment	$56,336	56,213
Depreciation on buildings and improvements for real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.
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

Real estate investments include $56,090 and $55,966 as of December 31, 2018 and 2017, respectively, of assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2018:

Year ending December 31:	Rental Revenue
2019	$4,432
2020	4,513
2021	2,644
2022	1,184
2023	1,198
Thereafter	5,565
Impairment of Long-Lived Assets
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Group are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. In addition, the company tests unamortized intangible assets, which primarily relate to water rights, at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. No impairments occurred during 2018, 2017 or 2016.
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of cash on deposit with banks and investments in a money market fund with maturities of three months or less from the date of purchase.
Financial Instruments
The following instruments are not measured at fair value on the company’s consolidated balance sheets but require disclosure of fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of investment in California Water Service Group Stock is discussed in Note 1, long-term debt in Note 4 and pension plan assets in Note 9.
Financial instruments that are potentially subject to concentration of credit risk is primarily cash and cash equivalents which primarily consists of a short-term money market fund. The money market fund is managed by a reputable financial institution.
Investment in California Water Service Group
SJW Group’s investment in California Water Service Group was accounted for under FASB ASC Topic 320—“Investments—Debt and Equity Securities,” as an available-for-sale marketable security. The investment was recorded on the Consolidated Balance Sheet at its quoted market price with the change in unrealized gain or loss reported, net of tax, as a component of other expense (income) with the adoption of ASU 2016-01 on January 1, 2018. Prior to adoption, the changes in unrealized gain or loss, net of tax, were reported as a component of other comprehensive income.
As of December 31, 2018, SJW Group held no remaining shares of California Water Service Group.
During the year ended December 31, 2018, SJW Group sold 100,000 shares of California Water Service Group for $4,112 before fees of $9. SJW Group recognized a gain on the sale of the stock of approximately $104 and tax expense of approximately $29 for a net gain of $75.

During the year ended December 31, 2016, SJW Group sold 159,151 shares of California Water Service Group for $4,510 before fees of $20. SJW Group recognized a gain on the sale of the stock of approximately $3,197 and tax expense of approximately $1,303 for a net gain of $1,894. The unrealized holding gain associated with the shares sold in 2016 was reclassified out of accumulated other comprehensive income was $1,742 and was based on the fair value of the stock as of the date of the transaction.
As of December 31, 2018 and 2017, fair value of the SJW Group’s investment in California Water Service Group was $0 and $4,535, respectively, and was categorized as Level 1 of the fair value hierarchy.
Regulatory Rate Filings
California Regulatory Affairs
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
As required by the CPUC, on April 3, 2017, San Jose Water Company filed an application requesting authority to establish its authorized Cost of Capital for the period from January 1, 2018 through December 31, 2020. On March 22, 2018, the CPUC approved a new cost of capital for San Jose Water Company in Decision 18-03-035 that lowers the rate of return from 8.09% to 7.64% thereby reducing the 2018 revenue requirement by $5,843 or 1.57% effective January 1, 2018. On March 22, 2018, San Jose Water Company filed Advice Letter No. 518 with the CPUC requesting authorization to adjust water rates to reflect the decision effective March 22, 2018.
On January 4, 2018, San Jose Water Company filed General Rate Case Application No. 18-01-004 (“GRC”) with the CPUC requesting authority for an increase of revenue of $34,288, or 9.76%, in 2019, $14,232, or 3.70%, in 2020 and $20,582, or 5.17%, in 2021. Among other things, the application also includes requests to recover $20,725 from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism (“WRAM/SRM”), and a shift to greater revenue collection in the service charge. On June 28, 2018, the CPUC issued an order in the case identifying the issues to be considered, including whether the proposed merger between SJW Group and Connecticut Water Service, Inc. will have any ratemaking impact on the customers of San Jose Water Company (see discussion on the proposed merger at Note 12). This consideration was subsequently removed from the GRC to be considered in an Order Instituting Investigation (“OII”) on the proposed merger issued on July 20, 2018, see below for further discussion. On August 10, 2018, San Jose Water Company and the Office of Ratepayer Advocates filed a joint motion for partial settlement

(“Settlement”) of the GRC with the CPUC, resolving all issues in the GRC with the exception of authorization of a WRAM/SRM and the recovery of the balance in the Hydro Generation Research, Development and Demonstration Memorandum Account, such issues being subsequently contested in legal briefs. On October 16, 2018 the CPUC issued a Proposed Decision adopting the Settlement in part, without any impact on the proposed revenue requirement outlined in the Settlement, and delaying ruling on the contested issues in order to allow the Settlement rates to become effective January 1, 2019. On December 4, 2018, the CPUC issued Decision 18-11-025 authorizing new rates for 2019. Accordingly, San Jose Water Company filed Advice Letter No. 528/528A on December 7, 2018 requesting authorization to increase revenue requirement by $16,378 or 4.55% in 2019. This was approved on December 28, 2018 and new rates became effective January 1, 2019.
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
On June 13, 2018, San Jose Water Company filed Advice Letter No. 523 with the CPUC requesting authorization to implement surcharges to offset the increases to purchased potable water charges, the ground water extraction fee, and purchased recycled water charges implemented by the Santa Clara Valley Water District (“SCVWD”) and South Bay Water Recycling effective July 1, 2018. The increases amount to a revenue increase of $13,732 or 3.75%. This request became effective July 1, 2018.
San Jose Water Company filed Advice Letter No. 524 with the CPUC on July 26, 2018, requesting authorization to recover the 2017 capital additions related to the Montevina Water Treatment Plant Upgrade Project. The filing requested a revenue increase of $3,155 or 0.83% and became effective August 25, 2018.
On July 20, 2018 the CPUC issued OII No. 18-07-007 concerning SJW Group’s merger with Connecticut Water Service, Inc. In its filing, the CPUC committed to a schedule that would complete its investigation in a time frame to allow the proposed merger to move forward by the end of 2018, if appropriate. At a required pre-hearing Conference on August 22, 2018, the CPUC confirmed its commitment to the schedule and a Scoping Memorandum was subsequently issued on September 7, 2018, which identified issues to be considered on whether the proposed merger is subject to CPUC approval and its likely impacts within California. On September 14, 2018, SJW Group and San Jose Water Company submitted joint comments in response to the issues identified above in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. A Public Participation Hearing was held on January 31, 2019, with a CPUC decision now expected in the second quarter of 2019.
In January 2017, a San Jose Water Company customer inquired about the company’s billing practice as it related to the proration of service charges in billing cycles where a rate change occurred. After reviewing its existing practice as well as those of other Class A water utilities, San Jose Water Company determined that it was appropriate to modify its existing practice to prorate service charges similar to the manner in which it prorates quantity charges - that is by applying both the old and new rates to the portion of the billing cycle for which the rates were in effect. This change was implemented on January 30, 2017, and retroactively applied to January 1, 2017. Subsequently, on May 8, 2017, the CPUC’s Water Division notified San Jose Water Company that it had violated Public Utilities Code 532 and other CPUC Orders and directed the company to file an advice letter providing refunds for the period of January 1, 2014, through December 31, 2016. As directed, San Jose Water Company filed Advice Letter 510 on June 6, 2017, to propose customer refunds in the amount of $1,794 for the same period. On June 22, 2017, San Jose Water Company was served with Complaint 17-06-009 regarding its billing practice for service charge rate changes. On August 11, 2017, the Water Division rejected Advice Letter 510 in light of the CPUC’s investigation into San Jose Water Company’s past and present billing practice. The billing issue was made a part of San Jose Water Company’s current GRC proceeding. Testimony was provided by the Office of Ratepayer Advocates (now the Public Advocates Office or “Cal PA”) on May 23, 2018. On June 8, 2018, the company provided its rebuttal testimony. On August 10, 2018, San Jose Water Company and Cal PA submitted a partial settlement agreement on issues presented in the GRC. Both the company and Cal PA settled on the billing issue limiting the duration from which to calculate customer refunds from June 1, 2011 through December 31, 2016. Accordingly, San Jose Water Company has provided an additional reserve to cover the remaining period covered by the settlement. In accordance with Decision 18-11-025 for the GRC, San Jose Water Company filed Advice Letter No. 530 proposing total refunds of $2,020 for the period from June 1, 2011 through December 31, 2016. This advice letter became effective February 8, 2019.

On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into San Jose Water Company’s billing practice.  CPED calculated a refund obligation of approximately $2,061 for the years 2014 to 2016 that had been the subject of San Jose Water Company’s Advice Letter 510.  CPED calculated a further refund obligation of approximately $1,990 for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4,935.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on San Jose Water Company in amounts ranging from five hundred dollars to fifty thousand dollars per offense, per day. San Jose Water Company continues to cooperate with the CPUC to resolve these issues. On October 15, 2018, San Jose Water Company filed a response to the OII with the CPUC, in which the company stated that it believes it would not be appropriate for the Commission to require refunds extending prior to June 2011, that no double billing has occurred and that no penalties should be imposed on the company. The company believes it is only probable that refunds agreed to in the partial settlement, $2,020, in the GRC will be refunded to customers and has provided for this amount in the accompanying consolidated financial statements. A prehearing conference on the matter was concluded on January 7, 2019, and a scoping memorandum outlining the remaining part of the proceeding scheduled was issued on February 11, 2019. The scoping memorandum outlined the following issues to be determined: (1) Did San Jose Water Company overbill its customers for water service during the period from January 1987 to June 2011, (2) If San Jose Water Company overbilled its customers during the above period, should the Commission fine San Jose Water Company or impose some other form of penalty on it, and (3) Is this action subject to any statute of limitations including, but not limited to, Section 736 of the Public Utilities Code? San Jose Water Company is unable to determine an estimate at this time, if any. The CPUC is expected to issue a final decision in the matter in September of 2019.
Texas Regulatory Affairs
CLWSC is subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
As required, CLWSC submitted on July 31, 2018 its Water Pass-Through Charge (“WPC”) true-up report to the PUCT reflecting a change from $1.15 to $1.13 per thousand gallons. The WPC is the annual filing to change that amount of CLWSC’s water rates for changes in purchased water costs since the last annual true-up report. The change for 2018 became effective on water bills being prepared as of February 1, 2018.
The PUCT directed CLWSC (as well as other Class A water utilities in Texas) to quantify all of the impacts of the passage of the Tax Act and make rate adjustments reflecting such impacts on a prospective basis. PUCT Order 47945-36 as amended by Order 47945-41 requires the water utilities to record a regulatory liability that reflects (1) the difference between the revenues collected under existing rates and the revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates; and (2) the balance of excess accumulated deferred federal income taxes that now exists because of the decrease in the federal income tax rate from 35% to 21%. A rate proposal reflecting these tax changes was submitted for PUCT’s review on April 19, 2018.
CLWSC subsequently amended its filing on April 30, 2018 to update the customer notice, and to replace estimates for April with recorded April 2018 information. This filing will return to the ratepayers the difference between the revenues collected under the existing rates and what water rates would have been using the 21% federal income tax rate now effective under the Tax Act. The accrued amounts for the period January 25, 2018 through April 30, 2018 were refunded along with the regular monthly Federal Tax Cut Credit (“FTCC”) on bills prepared during the month of June. The FTCC customer credit will continue to be reflected on customer bills every month until the implementation of new rates resulting from the next rate case. This credit reduced water revenue by $927 in 2018 with no impact on after tax income.
CLWSC’s Sale Transfer and Merger application (“STM”) to acquire the Deer Creek Ranch Water Co., LLC’s assets was filed with the PUCT on December 20, 2017. Notices to customers and surrounding water companies and municipalities were mailed in January 2018 and on April 3, 2018 and the PUCT filed 47888-12, Order No. 4, approving the transaction between CLWSC and the Deer Creek Ranch Water Co., LLC to proceed in closing. The acquisition subsequently closed on July 2, 2018. The required completed transaction report was filed with the PUCT on July 5, 2018, and the Joint Proposed Notice of Approval was filed with the PUCT on September 17, 2018. The final order transferring the Certificate of Convenience and Necessity, or the

exclusive right to provide water utility service, from Deer Creek Ranch Water Co., LLC to CLWSC was issued on November 29, 2018.
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
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”), San Jose Water Company follows the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
Based on ASC Topic 980-605-25, San Jose Water Company recognized regulatory assets of $9,386 due to lost revenues accumulated in the 2018 WCMA account for the year ended December 31, 2018. As of December 31, 2018, there was no reserve recorded to offset the 2018 WCMA. The amounts have been reflected in the 2018 WCMA balance shown in the table below.
San Jose Water Company recognized regulatory assets of $1,182 due to lost revenues accumulated in the 2017 WCMA account which represented the relief of the prior year reserve of $1,169 and interest earned on the balance during the year ended December 31, 2018. The prior year reserve represented the estimated amount that may not be collected within the 24-month period defined in the guidance. These amounts have been recorded in the 2017 WCMA balance shown in the table below for the year ended December 31, 2018. As of December 31, 2018, there was no reserve balance netted from the balance below.
A cost of capital memorandum account was approved by the CPUC on March 14, 2018. The account tracks the difference between current water rates and the lower rates adopted in the cost of capital decision issued on March 22, 2018. San Jose Water Company recorded a regulatory liability of $1,379 in the cost of capital memorandum account for the year ended December 31, 2018 with a corresponding reduction to revenue. The amount has been reflected in the 2018 cost of capital memorandum account balance shown in the table below.
The CPUC directed San Jose Water Company to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The CPUC has indicated that the net benefit from implementing the new law should ultimately be passed on to ratepayers. The benefits associated with regulatory activities is expected to flow back to customers as directed by the CPUC, with no impact to net income.  Per Advice Letter 522A filed with the CPUC, the benefit of the reduction in the federal statutory income tax rate from 35% to 21% were reflected in the customer bills effective July 1, 2018.  As such, the tax memorandum account only includes the benefit of the reduction in the federal statutory income tax rate through June 30, 2018. The other impacts of the Tax Act were recorded in the tax memorandum account for the entire year. Accordingly, San Jose Water Company recorded a regulatory liability of $6,504 in the tax memorandum account for the for the year ended December 31, 2018 with a corresponding reduction to revenue. The amount has been reflected in the tax memorandum account balance shown in the table below.
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

San Jose Water Company met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded revenue and regulatory assets as follows:

	For the year ended December 31, 2018
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset and Other	Ending Balance

Revenue accounts:
2014 - 2016 WCMA	191	(116)	4	—	79
2017 WCMA	6,489	1,182	—	—	7,671
2018 WCMA	—	9,386	—	—	9,386
2012 General Rate Case true-up	11,319	—	9	—	11,328
2015 General Rate Case true-up	115	—	3	—	118
Cost of capital memorandum accounts	(144)	(1,379)	—	—	(1,523)
Tax memorandum account	—	(6,504)	—	—	(6,504)
All others	3,735	1,258	1	—	4,994
Total revenue accounts	$21,705	3,827	17	—	25,549

Cost-recovery accounts:
Water supply costs	8,679	939	(1)	—	9,617
Pension	(2,459)	614	2	—	(1,843)
All others	—	1,090	—	—	1,090
Total cost-recovery accounts	$6,220	2,643	1	—	8,864

Total	$27,925	6,470	18	—	34,413

	For the year ended December 31, 2017
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset and Other	Ending Balance

Revenue accounts:
2014 - 2016 WCMA	1,589	4,758	(4,704)	(1,452)	191
2017 WCMA	—	12,530	—	(6,041)	6,489
2012 General Rate Case true-up	20,682	—	(9,363)	—	11,319
2015 General Rate Case true-up	5,528	—	(5,413)	—	115
Cost of capital memorandum accounts	(817)	—	673	—	(144)
Drought surcharges	(7,688)	—	(765)	8,453	—
Cost-recovery accounts	3,181	3,815	(776)	—	6,220
All others	3,434	1,084	(858)	75	3,735

Total	$25,909	22,187	(21,206)	1,035	27,925

	For the year ended December 31, 2016
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset and Other	Ending Balance

Revenue accounts:
2014 - 2016 WCMA	8,316	17,107	(7,126)	(16,708)	1,589
2012 General Rate Case true-up	33,070	—	(12,388)	—	20,682
2015 General Rate Case true-up	—	8,767	(3,239)	—	5,528
Cost of capital memorandum accounts	(1,440)	3	620	—	(817)
Drought surcharges	(359)	—	(24,037)	16,708	(7,688)
Cost-recovery accounts	2,219	2,740	(1,778)	—	3,181
All others	3,400	1,270	(1,236)	—	3,434

Total	$45,206	29,887	(49,184)	—	25,909
As of December 31, 2018, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,573.
On December 28, 2018, San Jose Water Company’s GRC with the CPUC was approved with new rates effective on January 1, 2019. As part of the GRC decision, $27,045 of balancing and memorandum accounts were also approved for recovery over a 12-month period at $0.5894 per CCF surcharge effective on January 1, 2019.
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

Regulatory assets and liabilities are comprised of the following as of December 31:

	2018	2017
Regulatory assets:
Postretirement pensions and other medical benefits	$66,233	$68,556
Balancing and memorandum accounts, net	34,413	27,925
Other, net	2,979	3,073
Total regulatory assets, net in Consolidated Balance Sheets	$103,625	99,554
Less: current regulatory asset, net	26,910	—
Total regulatory assets, net, less current portion	$76,715	99,554

Regulatory liability:
Income tax temporary differences, net	$59,149	62,476
Total regulatory liability in Consolidated Balance Sheets	$59,149	62,476
Income Taxes
On December 22, 2017, the Tax Act was signed into law. Among other things, the Tax Act lowers the corporate tax rate to 21% from the maximum rate of 35%, effective for tax years including or commencing January 1, 2018. See also Note 5, “Income Taxes”.
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

Estimated Refunds
2019	$2,818
2020	2,818
2021	2,818
2022	2,818
2023	2,806
Thereafter	51,257
As of December 31, 2018, advances for construction was $80,610 of which $15,275 was related to non-refundable advances for construction.
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
As of December 31, 2018 and 2017, the asset retirement obligation is as follows:

	2018	2017
Retirement obligation	$4,803	5,231
Discount rate	6%	6%
Regulatory asset, present value, recorded as a liability	$942	1,184
Revenue
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
From 2014 to 2016, California was in a severe drought. In response to the drought, the State Water Resources Control Board (the “State Water Board”) imposed mandatory water use restrictions and conservation targets. SCVWD, San Jose Water Company’s principal water supplier, also mandated water use restrictions along with conservation targets at levels higher than the State Water Board. While the Governor of California declared the drought over on April 7, 2017, the State Water Board made certain water use restrictions permanent while SCVWD maintained a conservation target at 20%.
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
To encourage conservation, San Jose Water Company received approval from the CPUC to implement a Mandatory Conservation Revenue Adjustment Memorandum Account in 2014. This account was subsequently replaced with a WCMA. The WCMA allows San Jose Water Company to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. San Jose Water Company records the lost revenue captured in the WCMA regulatory accounts once the revenue recognition requirements of FASB ASC Topic 980 - “Regulated Operations,” subtopic 605-25 are met. For further discussion, please see “Balancing and Memorandum Accounts” in Note 1.
The major streams of revenue for SJW Group are as follows:

	2018	2017	2016
Revenue from contracts with customers	389,302	$381,777	328,249
Alternative revenue programs, net - WCMA	10,456	12,584	9,981
Other balancing and memorandum accounts revenue, net (1)	(7,541)	(10,838)	(5,241)
Rental income	5,482	5,702	6,717
	397,699	$389,225	339,706
___________________________________
(1) For year ended December 31, 2018, $2,643 of amounts related to cost-recovery balancing accounts which upon adoption of Topic 606 are recorded as capitalized costs rather than revenue until recovery is approved by the CPUC. Prior to adoption of Topic 606, these amounts were recorded as revenue. For further discussion, please see “Balancing and Memorandum Accounts” above.
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2018, 2017 and 2016, the surcharge was $5,013, $5,017 and $3,770, respectively.
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
The compensation cost charged to income is recognized on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur.
Maintenance Expense
Planned major maintenance projects are charged to expense as incurred.
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plans. Restricted common stock units of 5,551, 4,474 and 6,689 as of December 31, 2018, 2017 and 2016, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 2.	Capitalization
SJW Group is authorized to issue 36,000,000 shares of common stock of $0.001 par value per share. At December 31, 2018 and 2017, 28,404,316 and 20,520,856, respectively, shares of common stock were issued and outstanding.
At December 31, 2018 and 2017, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for SJW Group. At December 31, 2018 and 2017, no shares of preferred stock were issued or outstanding.
On November 28, 2018, SJW Group entered into an underwriting agreement with J.P. Morgan Securities LLC, Barclays Capital Inc., RBC Capital Markets, LLC and UBS Securities LLC, as representatives of the several underwriters (the “Underwriters”), pursuant to which SJW Group sold to the Underwriters an aggregate of 6,750,000 shares of SJW Group’s common stock, par value $0.001 per share (the “Firm Shares”), in an underwritten public offering. Pursuant to the underwriting agreement, SJW Group granted the Underwriters a 30-day option to purchase up to an additional 1,012,500 shares of its common stock (the “Option Shares”), which was exercised in full on December 3, 2018. The offering of the Firm Shares closed on December 3, 2018 and the offering of the Option Shares on December 5, 2018.

SJW Group received net proceeds of approximately $358,256 from the sale of the Firm Shares and received additional net proceeds of approximately $53,738 from the sale of the Option Shares, in each case after deducting the underwriting discounts and commissions and estimated offering expenses payable by SJW Group. SJW Group intends to use the net proceeds from the offering, together with the net offering proceeds from new debt financing in 2019, to finance the proposed merger of CTWS and to pay related fees and expenses. See Note 12 for a discussion on the proposed CTWS merger. Pending such use, the company has invested the net proceeds temporarily in a short-term money market fund. The offering is not conditioned on the consummation of the proposed merger. If for any reason the proposed merger of CTWS does not close, then SJW Group intends to use the proceeds from the offering for general corporate purposes, which may include acquisitions, share repurchases or debt repayment. SJW Group will not have any obligation to repurchase any or all of its shares of common stock sold in the offering.

Note 3.	Lines of Credit
San Jose Water Company entered into a $125,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the lender (the “Lender”) on June 1, 2016. The Credit Agreement provides an unsecured credit facility with a letter of credit sublimit of $10,000. Proceeds of borrowings under the Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The Credit Agreement has a maturity date of June 1, 2021.
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
SJW Group and SJW Land Company (collectively, the “Borrowers”), entered into a $15,000 credit agreement with the Lender (the “SJW Group Credit Agreement”) on June 1, 2016, which provides an unsecured credit facility to the Borrowers with a letter of credit sublimit of $5,000. The SJW Group Credit Agreement matures on June 1, 2021. Borrowings under the SJW Group Credit Agreement bear interest under the same terms and conditions as those in the Credit Agreement.
In addition, on June 1, 2016, SJW Group, as guarantor, and SJWTX, Inc. (the “Borrower”), entered into a $5,000 credit agreement with the Lender (the “SJWTX Credit Agreement”), which provides an unsecured credit facility to the Borrower with a letter of credit sublimit of $1,000. The SJWTX Credit Agreement matures on June 1, 2021.
As of December 31, 2018 and 2017, SJW Group had outstanding balances on the lines of credit of $100,000 and $25,000, respectively.
Cost of borrowing on the lines of credit averaged 2.94% and 2.27% as of December 31, 2018 and 2017, respectively.
The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2018, SJW Group and SJWTX, Inc. were in compliance with all covenants.
San Jose Water Company’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2018, San Jose Water Company was in compliance with all covenants.
SJW Group has received a financing commitment letter from lenders, including JPMorgan Chase Bank, N.A., Barclays Bank PLC, Royal Bank of Canada and UBS AG, Stamford Branch to provide a senior unsecured bridge loan facility of up to $975,000 in the event that SJW Group is unable to secure other financing for the Merger at or prior to the time the Merger is completed. Upon completion of our December 2018 issuance of common stock, the facility commitment was reduced to $563,000. The financing commitments include customary conditions to funding. As of December 31, 2018, the merger was not completed and no amount has been extended under the facility.

Note 4.	Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Due Date	2018	2017
Senior notes, San Jose Water Company:
Series A 8.58%	2022	$20,000	20,000
Series B 7.37%	2024	30,000	30,000
Series C 9.45%	2020	10,000	10,000
Series D 7.15%	2026	15,000	15,000
Series E 6.81%	2028	15,000	15,000
Series F 7.20%	2031	20,000	20,000
Series G 5.93%	2033	20,000	20,000
Series H 5.71%	2037	20,000	20,000
Series I 5.93%	2037	20,000	20,000
Series J 6.54%	2024	10,000	10,000
Series K 6.75%	2039	20,000	20,000
Series L 5.14%	2044	50,000	50,000
SJWTX, Inc. Series A 6.27%	2036	15,000	15,000
SJW Group Series A 4.35%	2021	50,000	50,000
Total senior notes		$315,000	315,000
California Pollution Control Financing Authority Revenue Bonds 5.10%, San Jose Water Company	2040	50,000	50,000
California Pollution Control Financing Authority Revenue Bonds 4.75%, San Jose Water Company	2046	70,000	70,000
Total debt		$435,000	435,000
Less:
Unamortized debt issuance costs related to debt above		3,576	3,908
Current portion		—	—
Total long-term debt, less current portion		$431,424	431,092
Senior notes held by institutional investors are unsecured obligations of SJW Group, San Jose Water Company and SJWTX, Inc. and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.
The senior note agreements of San Jose Water Company generally have terms and conditions that restrict the Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2018, San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2018, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
The senior note agreement of SJW Group has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. As of December 31, 2018, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.

San Jose Water Company has obligations pursuant to loan agreements with the California Pollution Control Financing Activity (“CPCFA”) totaling $120,000 in aggregate principal amounts of CPCFA revenue bonds outstanding as of December 31, 2018. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2018, San Jose Water Company was in compliance with all such covenants.
The fair value of long-term debt as of December 31, 2018 and 2017 was approximately $490,148 and $537,646, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

Note 5.	Income Taxes
The components of income tax expense were:

	2018	2017	2016
Current:
Federal	$14,485	29,377	21,651
State	5,066	6,452	7,088
Deferred:
Federal	(7,702)	(1,174)	6,119
State	(1,784)	738	(1,316)
	$10,065	35,393	33,542

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $48,832, $96,493 and $86,381 in 2018, 2017 and 2016:

	2018	2017	2016
“Expected” federal income tax	$10,255	33,773	30,233
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	3,420	4,986	4,874
Dividend received deduction	(4)	(18)	(21)
Uncertain tax positions	24	12	16
Tangible Property Regulations	(899)	(1,159)	(1,184)
Tax reform - rate change impact on deferred taxes	—	(2,357)	—
Reversal of excess deferred taxes recognized in regulatory liability	(1,383)	—	—
Stock-based compensation	(1,602)	(552)	—
Noncontrolling interest income	—	(664)	—
Other items, net	254	1,372	(376)
	$10,065	35,393	33,542

The components of the net deferred tax liability as of December 31 was as follows:

	2018	2017
Deferred tax assets:
Advances and contributions	$14,592	12,036
Unamortized investment tax credit	418	441
Pensions and postretirement benefits	20,439	21,807
California franchise tax	981	1,278
Merger related expenses	4,527	—
Tax related net regulatory liability	16,212	17,166
Other	3,336	3,440
Total deferred tax assets	$60,505	56,168
Deferred tax liabilities:
Utility plant	$114,731	114,695
Pension and postretirement benefits	18,534	19,184
Investment in California Water Service Group stock	—	1,199
Deferred gain and other-property related	5,753	5,640
Debt reacquisition costs	170	204
Other	968	1,041
Total deferred tax liabilities	$140,156	141,963
Net deferred tax liabilities	$79,651	85,795
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
The change in the net deferred tax liabilities of $6,144 in 2018 included non-cash items of $3,342 primarily consisting of regulatory assets and liabilities relating to income tax temporary differences.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $1,411 and $1,359 as of December 31, 2018 and 2017, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $70 and $46 as of December 31, 2018 and 2017, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Balance at beginning of year	$1,307	$1,132	$755
Increase related to tax positions taken during a prior year, including interest	75	185	397
Reductions related to tax positions taken in a prior year, including interest	—	(10)	(20)
Balance at end of year	$1,382	$1,307	$1,132
SJW Group’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $70 as of December 31, 2018. SJW Group has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2018 was an expense of $24.
SJW Group does not foresee material changes to its gross uncertain tax liability due to the lapse of the statute of limitations within the next 12 months following December 31, 2018.
On August 15, 2018, SJW Group received notification that the Texas Comptroller of Public Accounts completed its audit of the Texas Franchise Tax Report for the report year 2015 and has no changes.

SJW Group applied the accounting method changes required to comply with the Tangible Property Regulations starting with the 2014 tax returns. The 2018 federal and state repairs and maintenance deduction under the new methodology was $12,873, resulting in an estimated $2,703 federal deferred tax liability and a state income tax benefit of $899.
The 2017 federal and state repairs and maintenance deduction under the new methodology was $20,168, resulting in an estimated $7,059 federal deferred tax liability and a state income tax benefit of $1,159.
On December 22, 2017 the Tax Act was signed into law. The Tax Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction in the corporate income tax rate from 35% to 21%. The rate reduction was effective on January 1, 2018.
In accordance with generally accepted accounting principles, SJW Group recorded the revaluation of deferred taxes and related impacts using the new corporate tax rate in its December 31, 2017 consolidated financial statements. The amounts recorded were based on information known and reasonable estimates used as of December 31, 2017. As such, SJW Group recorded this estimate as a provisional amount. SJW Group recorded a tax benefit of $2,357 related to the deferred taxes revaluation impacting non-regulated operations due to the tax rate reduction. However, for regulated operations governed by state public utility commissions, the lower tax rate benefits are expected to flow back to customers under current normalization rules and agreed-upon methods with the commissions. The revaluation of deferred tax assets and liabilities of the regulated operations resulted in a decrease in net deferred tax liabilities of $83,666 which was recorded as a regulatory liability in 2017.
SJW Group completed its accounting for the tax effects of tax reform in fourth quarter of 2018. An additional tax expense of $67 and a reduction of $455 in regulatory liability was recorded.
The CPUC has directed San Jose Water Company to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The CPUC has indicated that the net benefit from implementing the new law should ultimately be passed on to customers. The PUCT has directed water utilities to record as a regulatory liability the difference between the revenues collected under existing rates and the revenue that would have been collected had the existing rates been set using the new federal statutory income tax rate. The benefits associated with regulatory activities is expected to flow back to customers as directed by the CPUC and PUCT, with no impact to net income. As per Advice Letter No. 522A filed with CPUC, the benefit of the reduction in the federal statutory income tax rate from 35% to 21% were reflected in the customer bills effective July 1, 2018. The tax memorandum account only includes the benefit of the reduction in the federal statutory income tax rate through June 30, 2018.  The other impacts of the Tax Act were recorded in the tax memorandum account for the entire year.  Accordingly, San Jose Water Company recorded $6,504 liability in the tax memorandum account for the year ended December 31, 2018. CLWSC refunded the accrued amounts for the period January 25, 2018, through April 30, 2018, in the second quarter of 2018. The FTCC will continue to be reflected on customer bills every month starting from May 1, 2018 until the implementation of new rates resulting from the next rate case.
SJW Group expects the Internal Revenue Service to issue guidance in future periods that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Act. At this time, the Company has applied a reasonable interpretation of the Tax Act. Future clarification of the Tax Act may change the amounts estimated.
SJW Group files U.S. federal income tax returns and income tax returns in various states. SJW Group is no longer subject to tax examination for fiscal years prior to 2015 for federal purposes and 2014 for state purposes. The open tax years for the jurisdictions in which SJW Group files are as follows:

Jurisdiction	Years Open
Federal	2015 - 2017
California	2014 - 2017
Arizona	2014 - 2016
Tennessee	2015 - 2017
Texas	2014 - 2017

Note 6.	Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system and other intangibles of $8,999 as of December 31, 2018. Other intangibles consists of $4,128 which was paid for service area and water rights related to CLWSC, $3,831 for infrastructure related to the Cupertino service concession arrangement and $1,040 incurred in conjunction with SCVWD water contracts related to the operation of San Jose

Water Company. All intangible assets are recorded at cost and all are being amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.
Amortization expense for the intangible assets was $647, $616 and $530 for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense for 2019 through 2023 is anticipated to be $647 per year.
The costs of intangible assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
Concession fees	$6,800	6,800
Other intangibles	8,999	7,613
Intangible assets	15,799	14,413
Less: Accumulated amortization
Concession fees	5,780	5,508
Other intangibles	2,960	2,585
Net intangible assets	$7,059	6,320

Note 7.	Commitments
San Jose Water Company purchases water from SCVWD under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with SCVWD. For the years ended December 31, 2018, 2017 and 2016, San Jose Water Company purchased from SCVWD 19,477 million gallons ($80,243), 20,172 million gallons ($76,106) and 18,241 million gallons ($61,645), respectively, of contract water. In accordance with the reduction of treated water deliveries approved by the SCVWD Board of Directors on June 13, 2017, the contractual delivery schedule was reduced by 10% through June 30, 2018. On June 13, 2017, SCVWD Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2019. Based on current prices and estimated deliveries, San Jose Water Company is committed to purchase from SCVWD a minimum of 90% of the reduced delivery schedule, or 19,775 million gallons ($84,296) of water at the current contract water rate of $4.3 per million gallons in the year ending December 31, 2019. Additionally, San Jose Water Company purchases non-contract water from SCVWD on an “as needed” basis if the water supply is available.
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
CLWSC has long-term contracts with the GBRA. The terms of the agreements expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with 6,900 acre-feet per year of water supply from Canyon Lake. The water rate may be adjusted by GBRA at any time, provided they give CLWSC a 60-day written notice on the proposed adjustment. In 2018, CLWSC acquired raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2053 and 2046, respectively, for 250 acre-feet of water under each agreement per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies.
As of December 31, 2018, San Jose Water Company had 367 employees, of whom 132 were executive, administrative or supervisory personnel, and of whom 235 were members of unions. In November 2016, San Jose Water Company reached three-year collective bargaining agreements with the Utility Workers of America, representing the majority of all employees, and the International Union of Operating Engineers, representing certain employees in the engineering department, covering the period from January 1, 2017 through December 31, 2019. The agreements include a 3.5% wage increase in 2017, 3% in 2018 and 4% in 2019 for union workers as well as increases in medical co-pays and employee cost-sharing. Negotiations are expected to begin in the third quarter of 2019 for collective bargaining agreements for the period from January 1, 2020 through December 31, 2022.

Note 8.	Contingencies
Class Action Suits Related to the Merger
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. The parties to the lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court has granted the parties’ motion to stay. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed at such time as the transaction closes. On November 20, 2018, the plaintiffs filed an opening brief in support of their fee application. SJW Group has determined that the likelihood of loss related to these class-action complaints is remote.
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
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in San Jose Water Company’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring refunds to customers totaling $2,020. That amount will be refunded to customers pursuant to San Jose Water Company’s Advice Letter No. 530, effective January 13, 2019, and is provided for in the accompanying consolidated financial statements. See discussion on the matter in Note 1, “Regulatory Rate Filings.” The CPUC investigation pursuant to OII No. 18-09-003 may result in liability for San Jose Water Company in addition to the $2,020 being credited to customers pursuant to the CPUC’s November 29, 2018 decision. Such additional liability could result from a possible CPUC requirement that refunds or penalties be paid based on alleged over-billing prior to June 1, 2011. A reasonable estimate of the potential loss amount, if any, cannot be made at this time.
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
The Pension Plan is administered by a committee that is composed of an equal number of company and union representatives (the “Committee”). The Committee has retained an investment consultant, Wells Fargo Advisors Financial Network, LLC, to assist it with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the Committee to the investment managers who are monitored by the investment consultant. Investment guidelines provided in the Investment Policy Statement require that at least 25% of plan assets be invested in fixed income securities. As of December 31, 2018, the plan assets consist of approximately 34% bonds, 6% cash equivalents, and 60% equities. Furthermore, equities are to be diversified by industry groups and selected to achieve a balance of long-term growth and income combined with a goal of long-term preservation of capital. Except as provided for in the prospectus of any co-mingled investments, investment managers may not invest in commodities and futures contracts, private placements, options, letter stock, speculative securities, nor may they hold more than 5% of assets of any one private corporation. Except as provided for in the prospectus of any co-mingled investments, fixed income assets may only be invested in bonds, commercial paper, and money market funds with acceptable ratings by Moody’s or Standard & Poor’s as defined by the Investment Policy Statement. The investment managers’ performance is reviewed regularly by the investment consultant who provides semi-annual reports to the Committee for review.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants of 12.91 years for actuarial expense calculation purposes. Market losses in 2017 increased pension expense by approximately $1,388 in 2018 and market gains in 2016 decreased pension expense by approximately $200 in 2017.
For the past 10 years, the plan has achieved a 8.49% return on its investments while the applicable benchmark was 8.54% for the same period. The applicable benchmark is a weighted-average of returns for those benchmarks shown in the table below. For the past five years, the investment managers, following the required investment guidelines, achieved a 5% return on their investments, while the applicable benchmark was 5.16% for the same period.
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
Officers hired before March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company’s Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008 are eligible to receive additional retirement benefits under San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan. Both of the plans are non-qualified plans in which only officers and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The plans, which are unfunded, had a projected benefit obligation of $25,380 and $24,832 as of December 31, 2018 and 2017, respectively, and net periodic pension cost of $2,905, $2,186 and $1,729 for 2018, 2017 and 2016, respectively.
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
Deferral Plan
San Jose Water Company sponsors a salary deferral plan that allows employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by San Jose Water Company. San Jose Water Company contributions were $1,465, $1,585 and $1,242 in 2018, 2017 and 2016, respectively.

Special Deferral Election Plan and Deferral Election Program
SJW Group maintains a Special Deferral Election Plan allowing certain executives and a Deferral Election Program allowing non-employee directors to defer a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Executives and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. Executives and non-employee directors had deferred $4,244, $4,528 and $4,250 under the plans as of December 31, 2018, 2017 and 2016, respectively.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
	%	%	%	%	%	%
Discount rate	3.52	4.04	4.24	3.45	3.93	4.10
Expected return on plan assets	7.00	7.00	7.00	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A
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
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
	%	%	%	%
Discount rate	4.16	3.52	4.09	3.45
Rate of compensation increase	4.00	4.00	N/A	N/A
San Jose Water Company utilized each plan’s projected benefit stream in conjunction with the Citigroup Pension Discount Curve in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

In 2018 and 2017, San Jose Water Company adopted the newly issued MP-2018 and MP-2017, respectively, Mortality Improvement Scales to determine mortality assumptions. The tables and scales reflect increasing life expectancies of participants in the United States. See also “Reconciliation of Funded Status” below.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service cost	$5,790	4,699	4,447	$616	529	527
Interest cost	6,879	6,993	6,830	627	634	655
Expected return on assets	(9,255)	(7,888)	(7,288)	(450)	(376)	(292)
Amortization of prior service cost	51	94	376	197	198	197
Recognized actuarial loss	3,986	3,844	3,527	321	273	316
Net periodic benefit cost	$7,451	7,742	7,892	$1,311	1,258	1,403

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

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Net periodic benefit cost recorded on income statement
Other production expenses	1,534	1,231	1,165	163	139	138
Administrative and general expense	3,249	2,632	2,490	346	296	295
Maintenance expense	1,007	836	792	107	94	94
Pension non-service costs	1,661	3,043	3,445	695	729	876
	$7,451	7,742	7,892	$1,311	1,258	1,403

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of San Jose Water Company’s defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$196,207	174,097	$18,003	16,461
Service cost	5,790	4,699	616	529
Interest cost	6,879	6,993	627	634
Actuarial (gain)/loss	(14,447)	16,552	(988)	1,124
Implicit rate subsidy	—	—	(207)	(196)
Benefits paid	(6,552)	(6,134)	(562)	(549)
Benefit obligation at end of year	$187,877	196,207	$17,489	18,003
Change in plan assets
Fair value of assets at beginning of year	$133,360	113,895	$6,804	5,366
Actual return on plan assets	(7,700)	17,298	(262)	736
Employer contributions	8,502	8,301	629	702
Benefits paid	(6,552)	(6,134)	(1,322)	—
Fair value of plan assets at end of year	127,610	133,360	5,849	6,804
Funded status at end of year	$(60,267)	(62,847)	$(11,640)	(11,199)
The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Current liabilities	$1,323	1,099	$94	86
Noncurrent liabilities	58,944	61,748	11,546	11,113
	$60,267	62,847	$11,640	11,199

San Jose Water Company recorded a regulatory asset on the projected benefit obligation of the postretirement benefit plans as follows:

	2018	2017
Funded status of obligation	$71,907	74,046
Accrued benefit cost	(5,674)	(5,490)
Regulatory asset, amount to be recovered in future rates	$66,233	68,556

Plan Assets
Plan assets as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Fair value of assets at end of year:
Debt securities	$42,654	42,784	$2,200	1,710
	33%	32%	38%	25%
Equity securities	77,053	83,352	3,416	4,111
	60%	63%	58%	60%
Cash and equivalents	7,903	7,224	233	983
	6%	5%	4%	14%
Total	$127,610	133,360	$5,849	6,804

The following tables summarize the fair values of plan assets by major categories as of December 31, 2018 and 2017:

			Fair Value Measurements at December 31, 2018
Asset Category	Benchmark	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents		$8,136	$8,136	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	5,670	5,632	38	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	47,040	47,040	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	8,372	8,372	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value, Russell 2500	8,528	8,528	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,969	4,969	—	—
REIT	NAREIT—Equity REIT’s	5,889	—	5,889	—
Fixed Income (b)	(b)	44,855	—	44,855	—
Total		$133,459	$82,677	$50,782	$—
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

In 2019, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,411 to the pension plan and other postretirement benefit plan.
Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2019	$7,235	$851
2020	7,550	852
2021	8,013	903
2022	8,419	951
2023	8,886	992
2024 - 2027	50,695	5,366

Note 10.	Equity Plans
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
A participant in the Plan generally may not receive Plan awards covering an aggregate of more than 600,000 shares of common stock in any calendar year. Additionally, awards granted under the Plan may be conditioned upon the attainment of specified Company performance goals. The types of awards included in the Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. In addition, shares are issued to employees under the Employee Stock Purchase Plan (“ESPP”) that was approved by SJW Group stockholders.
As of December 31, 2018, 2017 and 2016, 793,811, 628,546 and 576,074 shares have been issued pursuant to the Plan, and 124,275, 228,885 and 229,972 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units for the years ended 2018, 2017 and 2016, respectively. The remaining shares available for issuance under the Plan are 881,914 as of December 31, 2018. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2018	2017	2016
Compensation costs charged to income:
ESPP	$242	214	168
Restricted stock and deferred restricted stock	1,875	2,429	1,523
Total compensation costs charged to income	$2,117	2,643	1,691
Proceeds from the exercise of stock options and similar instruments:
ESPP	1,371	1,215	954
Total proceeds from the exercise of stock options and similar instruments	$1,371	1,215	954
Excess tax benefits realized from share options exercised and stock issuance:
Restricted stock and deferred restricted stock	—	—	203
Total excess tax benefits realized from share options exercised and stock issuance	$—	—	203
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
On January 30, 2018, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 4,081 that will vest based on the actual attainment of specified performance goals measured for the 2018 calendar year and continued service through December 31, 2018. The number of shares issuable under such units, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the stock-based compensation expense of $58.02 per unit which was based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of December 31, 2018, the specified performance goals and service requirement were met by the officers and 150% of the target number of shares is expected to vest on February 25, 2019 and issued on February 28, 2019 upon approval of the Executive Compensation Committee of the Board on February 25, 2019.
On January 30, 2018, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 5,259 that will vest based on the actual attainment of specified performance goals for the 2020 calendar year and continued service through December 31, 2020. The number of shares issuable under the awards, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards have no market conditions and the stock-based compensation expense of $55.89 per unit which is based on the award grant date fair value is being recognized assuming the performance goals will be attained. As of December 31, 2018, the forecast determines a potential payout of the specified performance goals and service requirement between 50% and 100% of the target number of shares to vest in 2021.

On January 30, 2018, performance-based restricted stock units were granted to a key officer of SJW Group covering a target number of shares of SJW Group’s common stock equal to 6,342 that will vest based on continued service and attainment of specified performance goals over the period from January 1, 2018, to December 31, 2020. The number of shares issuable under the award, ranging between 0% and 200% of the target number of shares, is based on the level of actual attainment of specified performance goals. These units do not include dividend equivalent rights. The fair value of the performance-based restricted stock award was estimated utilizing the Monte Carlo valuation model, using the fair value of SJW Group’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the performance goals will be attained. Stock-based compensation expense is recognized at $63.85 per unit. If such goals are not met and requisite service is not rendered, no compensation cost will be recognized and any recognized compensation cost will be reversed.
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
A summary of SJW Group’s restricted and deferred restricted stock awards as of December 31, 2018, and changes during the year ended December 31, 2018, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2018	190,496	$27.81
Issued	58,211	$50.29
Exercised	(143,614)	$28.41
Forfeited or expired	—	$—
Outstanding as of December 31, 2018	105,093	$37.73
Shares vested as of December 31, 2018	45,912	$16.46
A summary of the status of SJW Group’s nonvested restricted and deferred restricted stock awards as of December 31, 2018, and changes during the year ended December 31, 2018, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2018	87,483	$40.89
Granted	58,211	$50.29
Vested	(86,513)	$35.99
Forfeited	—	$—
Nonvested as of December 31, 2018	59,181	$54.67
As of December 31, 2018, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $1,801. This cost is expected to be recognized over a weighted-average period of 1.20 years.
Dividend Equivalent Rights
Under the Plan, certain holders of restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued.
The Deferred Restricted Stock and Deferral Election Programs for non-employee Board members were amended effective January 1, 2008, to allow the DERs’ with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs’ conversion into deferred restricted stock units under such programs occured on the first business day in January 2018. Previously, no such time limitation was placed in the Deferred Restricted Stock and Deferral Election Program.
As of December 31, 2018, 2017 and 2016, a cumulative of 79,478, 77,034 and 74,403 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2018, 2017 and 2016, $97, $139 and $114, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.

Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of SJW Group’s common stock at 85% of the fair value of shares on the purchase date. Under the ESPP, employees can designate up to a maximum of 10% of their base compensation for the purchase of shares of common stock, subject to certain restrictions. A total of 400,000 shares of SJW Group’s common stock have been reserved for issuance under the ESPP.
As of December 31, 2018, the ESPP had eight purchase intervals since its inception. For the year ended December 31, 2018, 2017 and 2016, a total of 25,907, 27,743 and 30,214 shares, respectively, were issued under the ESPP. The plan has no look-back provisions. For the years ended December 31, 2018, 2017 and 2016, cash received from employees towards the ESPP amounted to $1,523, $1,282 and $1,060, respectively.
For the years ended December 31, 2018, 2017 and 2016, SJW Group’s recorded expenses were $265, $229 and $185 related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ended January 31, 2019 for the ESPP is approximately $111. This cost is expected to be recognized during the first quarter of 2019.

Note 11.	Segment and Non-Tariffed Businesses Reporting
SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) Hydro Sub, Inc. a Connecticut corporation that was formed on March 9, 2018 for the sole purpose of effecting the SJW Group and CTWS merger (see discussion on the proposed merger at Note 12).  In November 2017, SJW Group sold its equity interest in its wholly-owned subsidiary TWA, a non-tariffed water utility operation that was undertaking activities that developed a water supply project in Texas. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company, Canyon Lake Water Service Company and, up to the date of the sale, Texas Water Alliance Limited, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

	For year ended December 31, 2018
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	384,639	7,578	5,482	—	384,639	13,060	397,699
Operating expense	294,536	5,012	3,539	21,172	294,536	29,723	324,259
Operating income (loss)	90,103	2,566	1,943	(21,172)	90,103	(16,663)	73,440
Net income (loss)	53,181	1,848	885	(17,147)	53,181	(14,414)	38,767
Depreciation and amortization	53,067	338	1,196	—	53,067	1,534	54,601
Senior note and other interest expense	22,157	—	—	2,175	22,157	2,175	24,332
Income tax expense (benefit) in net income	14,826	719	903	(6,383)	14,826	(4,761)	10,065
Assets	1,492,954	4,489	46,517	412,429	1,492,954	463,435	1,956,389

	For year ended December 31, 2017
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	376,104	7,419	5,702	—	376,104	13,121	389,225
Operating expense	276,061	4,855	3,688	2,770	276,061	11,313	287,374
Operating income (loss)	100,043	2,564	2,014	(2,770)	100,043	1,808	101,851
Net income before noncontrolling interest	47,736	1,137	8,089	4,138	47,736	13,364	61,100
Depreciation and amortization	46,500	572	1,220	—	46,500	1,792	48,292
Senior note, mortgage and other interest expense	20,670	—	60	2,199	20,670	2,259	22,929
Income tax expense in net income	30,127	993	644	3,629	30,127	5,266	35,393
Assets	1,406,221	4,471	47,668	(359)	1,406,221	51,780	1,458,001

	For year ended December 31, 2016
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	326,547	6,442	6,717	—	326,547	13,159	339,706
Operating expense	232,138	4,257	4,074	1,800	232,138	10,131	242,269
Operating income (loss)	94,409	2,185	2,643	(1,800)	94,409	3,028	97,437
Net income (loss)	45,594	954	7,406	(1,115)	45,594	7,245	52,839
Depreciation and amortization	42,709	480	1,436	—	42,709	1,916	44,625
Senior note, mortgage and other interest expense	18,667	—	912	2,259	18,667	3,171	21,838
Income tax expense in net income	27,902	750	4,235	655	27,902	5,640	33,542
Assets	1,368,886	17,794	54,818	1,878	1,368,886	74,490	1,443,376
____________________
(1)    The “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the year ended December 31, 2018, Hydro Sub, Inc. had no recorded revenue or expenses and as of December 31, 2018, held no assets and incurred no liabilities. For the years ended, December 31, 2017 and 2016, the “All Other” category includes the accounts of SJW Group on a stand-alone basis.

Note 12.	SJW Group and CTWS Merger (the “Merger”)
On March 14, 2018, SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group and CTWS entered into an Agreement and Plan of Merger to merge the two companies, SJW Group and CTWS, in an all-stock transaction. On August 5, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into a Second Amended and Restated Agreement & Plan of Merger (the “Merger Agreement”), which among other things, changed the merger to an all-cash transaction. Under the terms of the Merger Agreement, Hydro Sub, Inc. will merge with and into CTWS, with CTWS surviving the Merger as a wholly-owned subsidiary of SJW Group. Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of common stock, without par value, of CTWS (“CTWS Common Share”), other than CTWS Common Shares directly or indirectly owned by SJW Group, Hydro Sub, Inc., CTWS or any of their respective subsidiaries (in each case, other than any CTWS Common Shares held on behalf of third parties), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $70.00 per share in cash (without interest and less any applicable withholding taxes).
The transaction was approved by the boards of directors of both companies and by CTWS shareholders. Consummation of the Merger is subject to customary conditions, including, without limitation: approval by CTWS shareholders (which has been obtained); approval by certain regulators; the absence of any law or judgment prohibiting the consummation of the Merger; the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers); each party’s performance in all material respects of its obligations contained in the Merger Agreement; and the absence of any material adverse effect on SJW Group or CTWS since the date of the Merger Agreement, which has not been ameliorated or cured.
On December 3, 2018, the Connecticut Public Utilities Regulatory Authority (“PURA”) issued a proposed final decision denying the application by SJW Group and CTWS for approval of the proposed merger (“Proposed Final Decision”). On December 5, 2018, PURA conditionally granted SJW Group’s and CTWS’s motion to suspend the schedule permitting SJW Group and CTWS to file new evidence that was unavailable before the close of the record in the proceeding for PURA’s consideration. On December 14, 2018, SJW Group and CTWS filed a motion to reopen the record and extend the procedural schedule to admit new evidence that was submitted concurrent with the motion (“Motion to Reopen”). On January 4, 2019, PURA denied the Motion to Reopen concluding that the concessions and offers of commitments did not constitute new evidence and to the extent that some of the filed material contains “new” evidence, the material was insufficient to warrant reopening. On January 9, 2019, SJW Group and CTWS withdrew their application before PURA and issued a joint press release announcing that they are continuing to evaluate their regulatory approach in connection with the proposed merger, including the possibility of submitting a new application to PURA. PURA closed the docket without issuing a final decision on January 11, 2019. After a thorough review conducted by the management and boards of both companies with the support of their respective local Connecticut regulatory counsel SJW Group and CTWS announced on February 20, 2019 that they intend to file a new merger approval application with PURA. The new application is expected to be filed during the second quarter of 2019.
On December 20, 2018, the Maine Public Utilities Commission (“MPUC”) staff issued a stay in the reorganization proceeding pending resolution of the regulatory filing in Connecticut. On January 10, 2019, following the withdrawal of the PURA application, the Maine Water Company notified the MPUC of such withdrawal in a status report. On January 23, 2019, the Maine Water Company filed notice of its intent to voluntarily withdraw its application without prejudice, reserving the right to refile at a later date. Later that day, the MPUC acknowledged receipt of the Maine Water Company’s notice and issued notice closing the docket. After a thorough review conducted by the management and boards of both companies with the support of their respective local Maine regulatory counsel SJW Group and CTWS announced on February 20, 2019 that they intend to file a new merger approval application with MPUC. The new application is expected to be filed during the second quarter of 2019.
There is no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the Merger may adversely affect the financial conditions and results of operations of SJW Group. For a description of certain risk factors related to the Merger, please see Item 1A, “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2018.

Note 13.	Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2018 Quarter Ended
	March	June	September	December
Operating revenue	$75,042	99,086	124,853	98,718
Operating income	7,331	22,799	25,828	17,482
SJW Group net income	1,285	12,871	15,788	8,823
Comprehensive income	1,285	12,871	15,788	8,823
Earnings per share:
—Basic	0.06	0.63	0.77	0.38
—Diluted	0.06	0.62	0.76	0.38
Market price range of stock:
—High	63.47	68.15	67.29	65.31
—Low	51.96	51.68	56.12	52.63
Dividend per share	0.28	0.28	0.28	0.28

	2017 Quarter Ended
	March	June	September	December
Operating revenue	$69,045	102,073	124,578	93,529
Operating income	10,833	30,787	38,245	18,214
SJW Group net income	3,671	18,688	19,540	17,305
Comprehensive income	3,787	18,744	19,620	17,732
Earnings per share:
—Basic	0.18	0.91	0.95	0.84
—Diluted	0.18	0.90	0.94	0.84
Market price range of stock:
—High	55.30	53.00	57.43	68.13
—Low	46.13	45.74	48.46	57.60
Dividend per share	0.22	0.22	0.22	0.38

SJW Group
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2018, 2017 and 2016
(in thousands)

Description	2018	2017	2016
Allowance for doubtful accounts:
Balance, beginning of period	$190	200	200
Charged to expense	430	399	504
Accounts written off	(650)	(675)	(681)
Recoveries of accounts written off	302	266	177
Balance, end of period	$272	190	200
Reserve for litigation and claims:
Balance, beginning of period	$1,892	2,105	263
Charged to expense	480	528	2,186
Revision to accrual, due to settlements	1	(245)	(19)
Payments	(192)	(496)	(325)
Balance, end of period	$2,181	1,892	2,105

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
SJW Group’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Based on this assessment, management has concluded SJW Group’s internal control over financial reporting as of December 31, 2018 was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

Item 9B.	Other Information
SJW Group intends to post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The content of SJW Group’s website is not incorporated by reference to or part of this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Group’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be held on April 24, 2019 (the “2019 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
Corporate Governance Policies and Board Committee Charters
The Corporate Governance Policies and the charters for the board committees—the Audit Committee, Executive Compensation Committee, Nominating & Governance Committee, Sustainability Committee, and Finance Committee—are available at the Company’s website at http://www.sjwgroup.com. Stockholders may also request a free hard copy of the Corporate Governance Policies and the charters from the following address and phone number:
SJW Group
110 West Taylor Street
San Jose, CA 95110
Attn: Corporate Secretary
Phone: 800-250-5147

Item 11.	Executive Compensation
The information required by this item is contained in the 2019 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2019 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2019 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Independent Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the 2019 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of November 28, 2018. Incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 3, 2018.

2.1
Agreement and Plan of Merger, dated as of March 14, 2018, by and among SJW Group, Hydro Sub, Inc. and Connecticut Water Service, Inc. Incorporated by reference as Exhibit 2.1 to Form 8-K filed on March 15, 2018.

2.2
Amended and Restated Agreement and Plan of Merger, dated as of May 30, 2018, by and among SJW Group, Hydro Sub, Inc. and Connecticut Water Service, Inc. Incorporated by reference as Exhibit 2.1 to Form 8-K filed on May 31, 2018.

2.3
Second Amended and Restated Agreement and Plan of Merger, dated as of August 5, 2018, by and among SJW Group, Hydro Sub, Inc. and Connecticut Water Service, Inc. Incorporated by reference as Exhibit 2.1 to Form 8-K filed on August 6, 2018. (3)

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

10.6
First Amendment to Credit Agreement, dated January 12, 2018, between San Jose Water Company and JP Morgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2018.

10.7
Loan Agreement dated as of June 1, 2010 between the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2010.

10.8
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

10.11	Note Agreement between SJW Corp. and the Prudential Insurance Company of America, dated June 30, 2011. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on July 7, 2011.

10.12
Note Agreement between San Jose Water Company and John Hancock Life Insurance Company (U.S.A.) and its affiliate, dated January 24, 2014. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2014.

10.13	Form of Letter Amendment to SJW Corp. Director Pension Plan. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2007. (2)

10.14
San Jose Water Company Executive Supplemental Retirement Plan, as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.20 to Form 10-K for the year ended December 31, 2011. (2)

10.15	The First Amendment to the Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2016. (2)

10.16
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan as amended and restated effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.17
First Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective as of October 30, 2013. Incorporated by reference as Exhibit 10.15 to Form 10-K for the year ended December 31, 2013. (2)

10.18
Second Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective as of January 31, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 30, 2014. (2)

10.19
Third Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2016. (2)

10.20
Fourth Amendment to San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan effective November 6, 2017. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2017. (2)

10.21	Fifth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 24, 2018. (1)(2)

10.22
SJW Corp. Long-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013.  Incorporated by reference as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 2013. (2)

10.23	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.24	First Amendment to the SJW Group Long-Term Incentive Plan dated November 15, 2016. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2016. (2)

10.25
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

10.26	CEO Transition Agreement of Mr. Roth dated September 26, 2017. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.27	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.28	Offer Letter to Mr. Andrew F. Walters. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 30, 2014. (2)

10.29	Offer Letter to Mr. Andrew R. Gere dated April 30, 2015. Incorporated by reference as Exhibit 10.1 to the Form 10-Q filed for the quarter ended June 30, 2015. (2)

10.30	Offer Letter to Mr. Andrew R. Gere dated March 14, 2016. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ending March 31, 2016. (2)

10.31	Standard Form of SJW Group Stock Option Agreement. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2016. (2)

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

10.35	First Amendment to the Executive Severance Plan dated November 15, 2016. Incorporated by reference as Exhibit 10.35 to Form 10-K for the year ended December 31, 2016. (2)

10.36	Second Amendment to the Executive Severance Plan dated July 26, 2017. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.37	Third Amendment to the Executive Severance Plan effective November 6, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.38
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.39	First Amendment to the Special Deferral Election Plan effective November 15, 2016. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2016. (2)

10.40	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.41	First Amendment to the Amended and Restated Deferred Restricted Stock Program dated November 15, 2016. Incorporated by reference as Exhibit 10.39 to Form 10-K for the year ended December 31, 2016. (2)

10.42
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated effective October 30, 2013. Incorporated by reference as Exhibit 10.32 to Form 10-K for the year ended December 31, 2013. (2)

10.43
First Amendment to the Deferral Election Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.41 to Form 10-K for the year ended December 31, 2016. (2)

10.44	Form of SJW Group Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017. (2)

10.45	Formulaic Equity Award Program for Non-Employee Board Members. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2013. (2)

10.46
First Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated October 26, 2016. Incorporated by reference as Exhibit 10.44 to Form 10-K for the year ended December 31, 2016. (2)

10.47
Second Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2016. (2)

10.48	Third Amendment to the Formulaic Equity Award Program for Non-employee Board members dated October 24, 2018. (1)(2)

10.49	SJW Group Director Compensation and Expense Reimbursement Policies effective as of January 31, 2018. Incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 2017. (2)

10.50	SJW Group Director Compensation and Expense Reimbursement Policies effective as January 1, 2019. (1)(2)

10.51
Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008 for Non-Employee Board Members. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2008. (2)

10.52	Form of Chief Executive Officer SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). Incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 2017. (2)

10.53	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to Form 10-K for the year ended December 31, 2016. (2)

10.54	Form of SJW Group Restricted Stock Unit Issuance Agreement (1-year ROE Goal). Incorporated by reference as Exhibit 10.54 to Form 10-K for the year ended December 31, 2016. (2)

10.55	Form of SJW Group Restricted Stock Unit Issuance Agreement (EPS Goal). Incorporated by reference as Exhibit 10.55 to Form 10-K for the year ended December 31, 2016. (2)

10.56	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

10.57
Voting and Support Agreement, dated as of March 14, 2018, by and between SJW Group and George Edward Moss Revocable Trust dated August 18, 1982, as amended and restated March 11, 2016. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on March 15, 2018.

10.58
Voting and Support Agreement, dated as of March 14, 2018, by and between SJW Group, Non-Exempt Bypass Trust created under the Roscoe Moss Jr. Revocable Trust dated March 14, 1982 and Exempt Bypass Trust created under the Roscoe Moss Jr. Revocable Trust dated March 14, 1982. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on March 15, 2018.

10.59	Voting and Support Agreement, dated as of March 14, 2018, by and between SJW Group and Robert A. Van Valer. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on March 15, 2018.

21.1	Subsidiaries of SJW Group. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed currently herewith.

(2) Management contract or compensatory plan or agreement.

(3) Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SJW Group

Date:	February 27, 2019	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2019	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Date:	February 27, 2019	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	February 27, 2019	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Vice President of Finance, Controller and Assistant Treasurer (Principal accounting officer)

Date:	February 27, 2019	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	February 27, 2019	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	February 27, 2019	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date:	February 27, 2019	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	February 27, 2019	By	/s/ Debra C. Man
DEBRA C. MAN, Member, Board of Directors

Date:	February 27, 2019	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	February 27, 2019	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors