Form 10-Q
period 2019-03-31
SJW GROUP
filed 2019-04-26
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
As of April 22, 2019, there were 28,434,560 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
REVENUE	$77,682	75,042
OPERATING EXPENSE:
Production Expenses:
Purchased water	13,662	15,416
Power	1,160	1,268
Groundwater extraction charges	6,863	9,532
Other production expenses	5,099	4,212
Total production expenses	26,784	30,428
Administrative and general	12,291	11,568
Maintenance	4,325	4,460
Property taxes and other non-income taxes	4,128	3,866
Depreciation and amortization	15,145	13,583
Merger related expenses	2,601	3,806
Total operating expense	65,274	67,711
OPERATING INCOME	12,408	7,331
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(5,791)	(6,052)
Pension non-service cost	(921)	(583)
Unrealized loss on California Water Service Group stock	—	(667)
Interest income on money market fund	1,832	—
Other, net	390	676
Income before income taxes	7,918	705
Provision for income taxes	2,045	(580)
NET INCOME	5,873	1,285
COMPREHENSIVE INCOME	$5,873	1,285
EARNINGS PER SHARE
Basic	$0.21	0.06
Diluted	$0.21	0.06
DIVIDENDS PER SHARE	$0.30	0.28
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,423,214	20,561,329
Diluted	28,507,738	20,701,031

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Utility plant:
Land	$18,296	18,296
Depreciable plant and equipment	1,848,768	1,833,051
Construction in progress	80,262	68,765
Intangible assets	15,799	15,799
	1,963,125	1,935,911
Less accumulated depreciation and amortization	620,288	607,090
	1,342,837	1,328,821
Real estate investments	56,336	56,336
Less accumulated depreciation and amortization	12,626	12,327
	43,710	44,009
CURRENT ASSETS:
Cash and cash equivalents:
Cash	7,663	8,722
Money market fund	412,000	412,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts	17,894	19,154
Income tax	—	1,888
Other	2,040	1,203
Accrued unbilled utility revenue	22,304	27,974
Current regulatory assets, net	21,625	26,910
Other current assets	4,930	4,871
	488,456	502,722
OTHER ASSETS:
Net regulatory assets, less current portion	79,185	76,715
Other	4,619	4,122
	83,804	80,837
	$1,958,807	1,956,389

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding shares 28,434,560 on March 31, 2019 and 28,404,316 on December 31, 2018	$28	28
Additional paid-in capital	496,921	495,366
Retained earnings	391,344	393,918
Total stockholders’ equity	888,293	889,312
Long-term debt, less current portion	510,903	431,424
	1,399,196	1,320,736
CURRENT LIABILITIES:
Line of credit	32,000	100,000
Accrued groundwater extraction charges, purchased water and power	6,971	13,694
Accounts payable	22,819	24,937
Accrued interest	7,380	7,132
Accrued property taxes and other non-income taxes	3,179	1,926
Accrued payroll	3,652	7,181
Income tax payable	1,476	—
Other current liabilities	9,211	9,115
	86,688	163,985
DEFERRED INCOME TAXES	78,426	79,651
ADVANCES FOR CONSTRUCTION	83,686	80,610
CONTRIBUTIONS IN AID OF CONSTRUCTION	167,668	168,243
POSTRETIREMENT BENEFIT PLANS	72,213	70,490
REGULATORY LIABILITY	58,793	59,149
OTHER NONCURRENT LIABILITIES	12,137	13,525
COMMITMENTS AND CONTINGENCIES	—	—
	$1,958,807	1,956,389

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2018	28,404,316	$28	$495,366	$393,918	$—	$889,312
Net income	—	—	—	5,873	—	5,873
Cumulative effect of change in accounting principle, net of tax effect of $33	—	—	—	97	—	97
Share-based compensation	—	—	886	(16)	—	870
Issuance of restricted and deferred stock units	14,312	—	(132)	—	—	(132)
Employee stock purchase plan	15,932	—	811	—	—	811
Common stock issuance cost	—	—	(10)	—	—	(10)
Dividends paid ($0.30 per share)	—	—	—	(8,528)	—	(8,528)
Balances, March 31, 2019	28,434,560	$28	$496,921	$391,344	$—	$888,293

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2017	20,520,856	$21	$84,866	$376,119	$2,203	$463,209
Net income	—	—	—	1,285	—	1,285
Cumulative effect of change in accounting principle, net of tax effect of $1,507	—	—	—	2,203	(2,203)	—
Share-based compensation	—	—	487	(30)	—	457
Issuance of restricted and deferred stock units	51,442	—	(2,020)	—	—	(2,020)
Employee stock purchase plan	12,838	—	653	—	—	653
Dividends paid ($0.28 per share)	—	—	—	(5,754)	—	(5,754)
Balances, March 31, 2018	20,585,136	$21	$83,986	$373,823	$—	$457,830

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$5,873	1,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,803	14,160
Deferred income taxes	(1,014)	(1,383)
Stock-based compensation	886	487
Unrealized loss on California Water Service Group stock	—	667
Gain on sale of California Water Service Group stock	—	87
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	6,093	4,530
Accounts payable and other current liabilities	456	784
Accrued groundwater extraction charges, purchased water and power	(6,723)	(2,690)
Tax payable and receivable, and other accrued taxes	4,851	2,465
Postretirement benefits	1,723	1,894
Regulatory assets and liability related to balancing and memorandum accounts	2,937	2,350
Other changes, net	(5,692)	(2,054)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,193	22,582
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(29,575)	(28,961)
Contributions in aid of construction	(3,273)	(1,468)
Payments to retire utility plant, net of salvage	(1,525)	(1,134)
NET CASH USED IN INVESTING ACTIVITIES	(34,373)	(31,563)
FINANCING ACTIVITIES:
Borrowings on line of credit	38,000	14,000
Repayments of line of credit	(106,000)	—
Long-term borrowings	80,000	—
Debt issuance costs	(222)	—
Dividends paid	(8,529)	(5,754)
Receipts of advances and contributions in aid of construction	4,835	2,148
Refunds of advances for construction	(555)	(537)
Other changes, net	592	(1,721)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,121	8,136
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,059)	(845)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	420,722	7,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$419,663	6,954
Cash paid during the period for:
Interest	$6,304	6,042
Income taxes	—	85
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	(2,884)	(790)
Utility property installed by developers	(168)	590

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(in thousands, except share and per share data)

Note 1.	General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Group’s 2018 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” as amended, which supersedes the lease requirements in “Leases (Topic 840).” This ASU generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the Consolidated Balance Sheets and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. ASU 2016-02 also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. SJW Group adopted the new standard effective January 1, 2019, on a modified retrospective basis and did not restate comparative periods. SJW Group also elected the package of practical expedients permitted under the transition guidance and combined lease and non-lease components. In addition, SJW Group kept leases with an initial term of 12 months or less off the Consolidated Balance Sheets and recognized the associated lease payments in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term. The adoption of this standard did not have a material impact on SJW Group’s consolidated financial statements.
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
SJW Group recognizes revenue in accordance to FASB Accounting Standards Codification (“ASC”) Topic 606 - “Revenue from Contracts with Customers.” In accordance with Topic 606, management has determined that the company has principally four categories of revenues. The first category, revenue from contracts with customers, represents metered revenue of Water Utility Services which includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is typically billed on a monthly or bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period. The second category, rental income, represents lease rental income from SJW Land Company tenants. The tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset. The third and fourth revenue categories are other balancing and memorandum accounts and alternative revenue programs. Both are scoped out of Topic 606 and are accounted for under FASB ASC Topic 980 - “Regulated Operations.” Balancing and memorandum accounts are recognized by San Jose Water Company, a wholly-owned subsidiary of SJW Group, when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”), San Jose Water Company follows the requirements of ASC Topic 980-605-25, “Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, San Jose Water Company considers evidence that may exist prior to California Public Utilities Commission (“CPUC”) authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s consolidated financial statements.
From 2014 to 2016, California was in a severe drought. In response to the drought, the State Water Resources Control Board (the “State Water Board”) imposed mandatory water use restrictions and conservation targets. The Santa Clara Valley Water District (“SCVWD”), San Jose Water Company’s principal water supplier, also mandated water use restrictions along with conservation targets at levels higher than the State Water Board. While the Governor of California declared the drought over on April 7, 2017, the State Water Board made certain water use restrictions permanent. Further, SCVWD has maintained a conservation target of 20%. In 2018, Governor Edmund G. Brown signed into law Assembly Bill 1668 and Senate Bill 606. Both bills set an initial limit for indoor water use of 55 gallons per person per day by 2022 and reduced the limit further to 50 gallons per person per day by 2030.  Implementation details remain to be developed as to how local water providers will meet this mandate as well as to how the CPUC will direct its regulated utilities to comply.
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
The major streams of revenue for SJW Group are as follows:

	Three months ended March 31,
	2019	2018
Revenue from contracts with customers	$78,926	75,869
Alternative revenue programs, net - WCMA	(1,979)	(332)
Other balancing and memorandum accounts revenue, net	(631)	(1,836)
Rental income	1,366	1,341
	$77,682	75,042
Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2019, and 2018, 7,417 and 1,162 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended March 31, 2019, and 2018, the amounts allocated to administrative and general expense were $657 and $577, respectively.

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value of stock-based payment awards.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2019, 155,625 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units and an additional 832,711 shares are available for award issuances under the Incentive Plan. In addition, shares are issued to employees under the company’s ESPP.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of stock options and similar instruments and the tax benefit realized from stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2019, and 2018.

	Three months ended March 31,
	2019	2018
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$143	115
Restricted stock and deferred restricted stock	743	372
Total compensation costs charged to income	$886	487
ESPP proceeds	$811	653
Stock, Restricted Stock and Deferred Restricted Stock
On January 2, 2019, service-based restricted stock units covering an aggregate of 17,451 shares of common stock of SJW Group were granted to certain officers of SJW Group and its subsidiaries. The units vest in three equal successive installments upon completion of each year of service with no dividend equivalent rights. Share-based compensation expense of $51.28 per unit which was based on the award grant date fair value is being recognized over the service period beginning in 2019.
On January 29, 2019, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 9,882 that will vest based on the actual attainment of specified performance goals measured in two separate tranches over the period from January 1, 2019, to December 31, 2019, and January 1, 2019, to December 31, 2020, each covering 50% of the target shares, and continued service through December 31, 2019, and December 31, 2020, respectively. The number of shares issuable under such units, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards allow for pro-rata vesting, based on actual performance and number of months in service over the performance period, in the event an officer’s employment terminates under specific circumstances prior to the end of the performance period. The awards have no market conditions and the stock-based compensation expense of $57.12 and $55.97 per unit for each of the two tranches which was based on the award grant date fair values are being recognized assuming the performance goals will be attained.
On January 29, 2019, certain officers of SJW Group were granted performance-based restricted stock units covering an aggregate target number of SJW Group’s shares of common stock equal to 9,043 that will vest based on the actual attainment of specified performance goals over the period from January 1, 2019, to December 31, 2021 and continued service through December 31, 2021. The number of shares issuable under such units, ranging between 0% to 150% of the target number of shares, is based on the level of actual attainment of specified performance goals. The units do not include dividend equivalent rights. The awards allow for pro-rata vesting, based on actual performance and number of months in service over the performance period, in the event an officer’s employment terminates under specific circumstances prior to the end of the performance period. The awards have no market conditions and the stock-based compensation expense of $54.84 per unit which was based on the award grant date fair value is being recognized assuming the performance goals will be attained.
On January 29, 2019, performance-based restricted stock units were granted to certain officers of SJW Group covering a target number of shares of SJW Group’s common stock equal to 9,437 that will vest based on continued service and attainment of specified performance goals over the period from January 1, 2019, to December 31, 2021. The number of shares issuable under the award, ranging between 0% and 200% of the target number of shares, is based on the level of actual attainment of specified

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

performance goals. These units do not include dividend equivalent rights. The awards allow for pro-rata vesting, based on actual performance and number of months in service over the performance period, in the event an officer’s employment terminates under specific circumstances prior to the end of the performance period. The fair value of the performance-based restricted stock award was estimated utilizing the Monte Carlo valuation model, using the fair value of SJW Group’s common stock with the effect of market conditions and no dividend yield on the date of grant, and assumes the performance goals will be attained. Stock-based compensation expense is being recognized at $70.47 per unit. If such goals are not met, no compensation cost will be recognized and any recognized compensation cost will be reversed.
As of March 31, 2019, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $4,306. This cost is expected to be recognized over a weighted-average period of 1.55 years.
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
SJW Group’s recorded expenses were $76 and $53 for the three months ended March 31, 2019, and 2018, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2019, for the ESPP is approximately $116. This cost is expected to be recognized during the second and third quarters of 2019.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2019, and December 31, 2018, are as follows:

	March 31, 2019	December 31, 2018
Land	$13,262	13,262
Buildings and improvements	43,074	43,074
Subtotal	56,336	56,336
Less: accumulated depreciation and amortization	12,626	12,327
Total	$43,710	44,009
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years. Substantially all of the real estate investments relate to assets that are currently subject to operating leases.

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
March 31, 2019
(in thousands, except share and per share data)

The components of net periodic benefit costs for San Jose Water Company’s pension plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three months ended March 31, 2019, and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Service cost	$1,479	1,596
Interest cost	2,112	1,877
Other cost	1,118	1,133
Expected return on assets	(2,309)	(2,427)
	$2,400	2,179
The components of net periodic benefit cost have been recorded in the consolidated statements of comprehensive income as follows:

	Three months ended March 31,
	2019	2018
Other production expenses	$370	423
Administrative and general expense	838	895
Maintenance expense	271	278
Pension non-service costs	921	583
	$2,400	2,179
The following tables summarize the fair values of plan assets by major categories as of March 31, 2019, and December 31, 2018:

		Fair Value Measurements at March 31, 2019
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	—	$7,309	$7,309	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,373	6,331	42	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	54,541	54,541	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	9,673	9,673	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	10,187	10,187	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,502	5,502	—	—
REIT	NAREIT - Equity REIT’S	6,885	—	6,885	—
Fixed Income (b)	(b)	46,352	—	46,352	—
Total		$146,822	$93,543	$53,279	$—
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

		Fair Value Measurements at December 31, 2018
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	—	$8,136	$8,136	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	5,670	5,632	38	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	47,040	47,040	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	8,372	8,372	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	8,528	8,528	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	4,969	4,969	—	—
REIT	NAREIT - Equity REIT’S	5,889	—	5,889	—
Fixed Income (b)	(b)	44,855	—	44,855	—
Total		$133,459	$82,677	$50,782	$—
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

In 2019, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,337 to the pension plans and Social Welfare Plan. For the three months ended March 31, 2019, there has been no contributions to such plans.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) Hydro Sub, Inc., a Connecticut corporation that was formed on March 9, 2018 for the sole purpose of effecting the SJW Group and Connecticut Water Service, Inc. (“CTWS”) proposed merger (see discussion on the proposed merger at Note 11). In accordance with FASB ASC Topic 280 - “Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company and CLWSC, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

	For Three Months Ended March 31, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$75,147	1,169	1,366	—	75,147	2,535	77,682
Operating expense	60,585	841	891	2,957	60,585	4,689	65,274
Operating income (loss)	14,562	328	475	(2,957)	14,562	(2,154)	12,408
Net income (loss)	6,100	236	318	(781)	6,100	(227)	5,873
Depreciation and amortization	14,749	97	299	—	14,749	396	15,145
Senior note and other interest expense	5,220	—	—	571	5,220	571	5,791
Income tax expense (benefit) in net income	2,076	92	130	(253)	2,076	(31)	2,045
Assets	$1,492,643	5,825	46,862	413,477	1,492,643	466,164	1,958,807

	For Three Months Ended March 31, 2018
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$72,353	1,348	1,341	—	72,353	2,689	75,042
Operating expense	61,701	888	849	4,273	61,701	6,010	67,711
Operating income (loss)	10,652	460	492	(4,273)	10,652	(3,321)	7,331
Net income (loss)	4,795	331	356	(4,197)	4,795	(3,510)	1,285
Depreciation and amortization	13,201	83	299	—	13,201	382	13,583
Senior note and other interest expense	5,508	—	—	544	5,508	544	6,052
Income tax expense (benefit) in net income	492	129	94	(1,295)	492	(1,072)	(580)
Assets	$1,413,300	3,690	47,380	(496)	1,413,300	50,574	1,463,874
 *    The “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the three months ended March 31, 2019, and 2018, Hydro Sub, Inc. had no recorded revenue or expenses and as of March 31, 2019, and 2018, held no assets and has incurred no liabilities.

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Group’s contractual obligations and commitments include senior notes, mortgages, and other obligations. San Jose Water Company, a subsidiary of SJW Group, has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.
On March 28, 2019, San Jose Water Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $80,000 of its 4.29% Senior Notes, Series M (the “Notes”) to the Purchasers. The Notes are unsecured obligations of San Jose Water Company, due on April 1, 2049. Interest is payable semi-annually in arrears on April 1st and October 1st of each year. The Note Purchase Agreement contains customary affirmative and negative covenants for as long as the Notes are outstanding. The Notes are also subject to customary events of default, the occurrence of which may result in all of the Notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the Note Purchase Agreement.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of March 31, 2019, but require disclosure of their fair values: cash and cash equivalents, a money market fund, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2019, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value was determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three months ended March 31, 2019. The fair value of these instruments would be categorized as Level 2 in the fair

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Group’s long-term debt was approximately $590,450 and $490,148 as of March 31, 2019, and December 31, 2018, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $510,903 and $431,424 as of March 31, 2019, and December 31, 2018, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
Financial instruments that are potentially subject to concentration of credit risk consist primarily of a short-term money market fund. The money market fund is managed by a reputable financial institution.
As of March 31, 2019, and December 31, 2018, the company no longer held any investments in California Water Service Group which was categorized as Level 1 of the fair value hierarchy. For the three months ended March 31, 2018, SJW Group recognized an unrealized gain of $667 due to the change in fair value of the company’s investment in California Water Service Group. During the quarter ended March 31, 2018, SJW Group sold 17,660 shares of California Water Service Group for $714, before fees of $2. SJW Group recognized a loss on the sale of the stock of approximately $87 and tax benefit of approximately $24, for a net loss of $63.

Note 8.	Regulatory Rate Filings
California Regulatory Affairs
On January 4, 2018, San Jose Water Company filed General Rate Case Application No. 18-01-004 (“GRC”) with the CPUC requesting authority for an increase of revenue of $34,288, or 9.76%, in 2019, $14,232, or 3.70%, in 2020 and $20,582, or 5.17%, in 2021. Among other things, the application also included requests to recover $20,725 from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism (“WRAM/SRM”), and a shift to greater revenue collection in the service charge. On June 28, 2018, the CPUC issued an order in the case identifying the issues to be considered, including whether the proposed merger between SJW Group and Connecticut Water Service, Inc. will have any ratemaking impact on the customers of San Jose Water Company (see discussion on the proposed merger at Note 12). This consideration was subsequently removed from the GRC to be considered in an Order Instituting Investigation (“OII”) on the proposed merger issued on July 20, 2018, see below for further discussion. On August 10, 2018, San Jose Water Company and the Office of Ratepayer Advocates filed a joint motion for partial settlement (“Settlement”) of the GRC with the CPUC, resolving all issues in the GRC with the exception of authorization of a WRAM/SRM and the recovery of the balance in the Hydro Generation Research, Development and Demonstration Memorandum Account, such issues being subsequently contested in legal briefs. On October 16, 2018, the CPUC issued a Proposed Decision adopting the Settlement in part, without any impact on the proposed revenue requirement outlined in the Settlement, and delaying ruling on the contested issues in order to allow the Settlement rates to become effective January 1, 2019. On December 4, 2018, the CPUC issued Decision 18-11-025 authorizing new rates for 2019. Accordingly, San Jose Water Company filed Advice Letter No. 528/528A on December 7, 2018, requesting authorization to increase revenue requirement by $16,378 or 4.55% in 2019 and to implement surcharges to recover $27,045 of under-collections from memorandum and balancing accounts. This was approved on December 28, 2018, and new rates became effective January 1, 2019.
On July 20, 2018, the CPUC issued OII No. 18-07-007 concerning SJW Group’s merger with Connecticut Water Service, Inc. A Scoping Memorandum was issued on September 7, 2018, which identified the issues to be considered in the proceeding as to whether the proposed merger is subject to CPUC approval and to evaluate the merger’s likely impacts within California. On September 14, 2018, SJW Group and San Jose Water Company submitted joint comments in response to the issues identified in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. A Public Participation Hearing was held on January 31, 2019. On March 4, 2019, the CPUC suspended this proceeding due to SJW Group’s announcement of its intention to file a new merger approval application with the Connecticut Public Utilities Regulatory Authority (“PURA”). On April 3, 2019, SJW Group and Connecticut Water Service, Inc. jointly filed a new merger application with PURA.
In January 2017, a San Jose Water Company customer inquired about the company’s billing practice as it related to the proration of service charges in billing cycles where a rate change occurred. After reviewing its existing practice as well as those of other Class A water utilities, San Jose Water Company determined that it was appropriate to modify its existing practice to prorate service charges similar to the manner in which it prorates quantity charges - that is by applying both the old and new

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

rates to the portion of the billing cycle for which the rates were in effect. This change was implemented on January 30, 2017, and retroactively applied to January 1, 2017. Subsequently, on May 8, 2017, the CPUC’s Water Division notified San Jose Water Company that it had violated Public Utilities Code 532 and other CPUC Orders and directed the company to file an advice letter providing refunds for the period of January 1, 2014, through December 31, 2016. As directed, San Jose Water Company filed Advice Letter 510 on June 6, 2017, to propose customer refunds in the amount of $1,794 for the same period. On June 22, 2017, San Jose Water Company was served with Complaint 17-06-009 regarding its billing practice for service charge rate changes. On August 11, 2017, the Water Division rejected Advice Letter 510 in light of the CPUC’s investigation into San Jose Water Company’s past and present billing practice. The billing issue was made a part of San Jose Water Company’s GRC proceeding. Testimony was provided by the Office of Ratepayer Advocates (now the Public Advocates Office or “Cal PA”) on May 23, 2018. On June 8, 2018, the company provided its rebuttal testimony. On August 10, 2018, San Jose Water Company and Cal PA submitted a partial settlement agreement on issues presented in the GRC. Both the company and Cal PA settled on the billing issue limiting the duration from which to calculate customer refunds from June 1, 2011, through December 31, 2016. Accordingly, San Jose Water Company had provided an additional reserve to cover the remaining period covered by the settlement. In accordance with Decision 18-11-025 for the GRC, San Jose Water Company filed Advice Letter No. 530 proposing total refunds of $2,020 for the period from June 1, 2011 through December 31, 2016. This advice letter became effective February 8, 2019, and refunds began on March 11, 2019. On April 22, 2019, the CPUC dismissed Complaint 17-07-009 citing the relief provided in Advice Letter No. 530 and the current OII on this matter. The Complainant has 30 days to appeal the rejection.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into San Jose Water Company’s billing practice.  CPED calculated a refund obligation of approximately $2,061 for the years 2014 to 2016 that had been the subject of San Jose Water Company’s Advice Letter 510.  CPED calculated a further refund obligation of approximately $1,990 for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4,935.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on San Jose Water Company in amounts ranging from five hundred dollars to fifty thousand dollars per offense, per day. San Jose Water Company continues to cooperate with the CPUC to resolve these issues. On October 15, 2018, San Jose Water Company filed a response to the OII with the CPUC, in which the company stated that it believes it would not be appropriate for the Commission to require refunds extending prior to June 2011, that no double billing has occurred and that no penalties should be imposed on the company. The company believed its potential loss was limited to the refund amount agreed to in the partial GRC settlement of $2,020. Such amount will be refunded to customers through Advice Letter No. 530 which was effective February 8, 2019. A prehearing conference on the matter was concluded on January 7, 2019, and a scoping memorandum outlining the remaining part of the proceeding scheduled was issued on February 11, 2019. The scoping memorandum outlined the following issues to be determined: (1) Did San Jose Water Company overbill its customers for water service during the period from January 1987 to June 2011, (2) If San Jose Water Company overbilled its customers during the above period, should the Commission fine San Jose Water Company or impose some other form of penalty on it, and (3) Is this action subject to any statute of limitations including, but not limited to, Section 736 of the Public Utilities Code. On March 8, 2019, the assigned CPUC commissioner issued a scoping ruling in the OII confirming the scope determined at the prehearing conference. On March 18, 2019, witnesses for CPED and for the customer group Water Rate Advocates for Transparency, Equity, and Sustainability (“WRATES”) submitted testimony in the OII. The CPED witness updated their refund calculation to approximately $1,847 for the years 1987 to 2011. The WRATES witnesses supported refunds both for those years and for the alleged double-billing but did not propose specific refund amounts. Both CPED and WRATES witnesses supported imposition of a penalty. San Jose Water Company submitted its rebuttal testimony on April 8, 2019. The CPUC is expected to issue a final decision in the matter in September of 2019. San Jose Water Company is unable to determine an estimate of additional refunds that may be required or loss that may be incurred at this time, if any.
On February 28, 2019, San Jose Water Company filed Advice Letter No. 531 with the CPUC requesting to adjust the Utilities Reimbursement Account User Fees as directed by CPUC Resolution M-4839. The reimbursement fee was reduced from 1.40% to 1.23%. This request was approved and the new fee became effective on April 1, 2019.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

On March 29, 2019, San Jose Water Company filed Advice Letter No. 532 with the CPUC requesting authorization to recover the $9,020 balance in its WCMA for the period of January 1, 2018, through December 31, 2018. This advice letter is pending before the CPUC.
Texas Regulatory Affairs
The PUCT directed CLWSC (as well as other Class A water utilities in Texas) to quantify all of the impacts of the passage of the Tax Cuts and Jobs Act (H.R. 1) (“Tax Act”) on December 22, 2017 and make rate adjustments reflecting such impacts on a prospective basis. PUCT Order 47945-36 as amended by Order 47945-41 requires the water utilities to record a regulatory liability that reflects (1) the difference between the revenues collected under existing rates and the revenues that would have been collected had the existing rates been set using the recently approved federal income tax rates; and (2) the balance of excess accumulated deferred federal income taxes that now exists because of the decrease in the federal income tax rate from 35% to 21%. A rate proposal reflecting these tax changes was submitted for PUCT’s review on April 19, 2018.
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
San Jose Water Company has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. San Jose Water Company also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC, such as the WCMA or Tax Act memorandum accounts.
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
Based on ASC Topic 980-605-25, San Jose Water Company recognized a regulatory liability of $752 due to sales in excess of authorized usage accumulated in the 2019 WCMA account for the three months ended March 31, 2019. Since the balance represents an amount due to customers, San Jose Water Company recorded a regulatory liability for the amount with a corresponding reduction to revenues. The amounts have been reflected in the 2019 WCMA balance shown in the table below.
San Jose Water Company recognized regulatory liability of $309 and $708 due to sales in excess of authorized usage accumulated in the 2018 WCMA account for the three months ended March 31, 2019, and 2018, respectively, based on ASC Topic 980-605-25. As of March 31, 2019, a reserve of $80 was recorded which is the estimated amount that will not be collected within the 24-month period, as required by the guidance. The amounts have been reflected in the 2018 WCMA balance shown in the table below.
Cost of capital memorandum account was approved by the CPUC on March 14, 2018. The account tracks the difference between current water rates and the lower rates adopted in the cost of capital decision on March 22, 2018. San Jose Water Company recorded a regulatory liability of $1,165 in the cost of capital memorandum account for the three months ended March 31, 2018, with a corresponding reduction to revenue. Activity for the three months ended March 31, 2019, represents

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

interest activity on the accumulated balance. The amount has been reflected in the cost of capital memorandum account balance shown in the table below.
The CPUC has directed San Jose Water Company to establish a memorandum account to capture the impact of the Tax Act on its regulated revenue requirement. The CPUC has indicated that any benefit from implementing the new law should ultimately be passed on to ratepayers. Accordingly, San Jose Water Company recorded a regulatory liability of $933 in the tax memorandum account for the three months ended March 31, 2018, with a corresponding reduction to revenue. Activity for the three months ended March 31, 2019, represents interest activity on the accumulated balance. The amount has been reflected in the tax memorandum account balance shown in the table below.

	Three months ended March 31, 2019				Three months ended March 31, 2018
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
2014-2017 WCMA*	$7,750	—	(838)	6,912	$6,679	375	1	7,055
2018 WCMA*	9,386	(389)	—	8,997	—	(708)	—	(708)
2019 WCMA	—	(752)	—	(752)	—	—	—	—
2012 General Rate Case true-up	11,328	95	(1,271)	10,152	11,319	—	1	11,320
Cost of capital memorandum account	(1,523)	(9)	—	(1,532)	(144)	(1,165)	—	(1,309)
Tax memorandum account	(6,504)	(41)	—	(6,545)	—	(933)	—	(933)
All others	5,112	1,707	(570)	6,249	3,851	400	—	4,251
Total revenue accounts	$25,549	611	(2,679)	23,481	$21,705	(2,031)	2	19,676
Cost-recovery accounts:
Water supply costs	9,617	(745)	(655)	8,217	8,679	(482)	—	8,197
Pension	(1,843)	184	422	(1,237)	(2,459)	161	—	(2,298)
All others	1,090	3	(78)	1,015	—	—	—	—
Total cost-recovery accounts	$8,864	(558)	(311)	7,995	$6,220	(321)	—	5,899

Total	$34,413	53	(2,990)	31,476	$27,925	(2,352)	2	25,575
*    As of March 31, 2019, the reserve balances for the 2018 WCMA was $80 which has been included in the balances above. As of March 31, 2018, the reserve balance for the 2017 WCMA was $1,022 which has been included in the balance above.
As of March 31, 2019, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,276. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Regulatory assets:
Postretirement pensions and other medical benefits	$66,233	66,233
Balancing and memorandum accounts, net	31,476	34,413
Other, net	3,101	2,979
Total regulatory assets, net in Consolidated Balance Sheets	$100,810	103,625

Regulatory liability:
Income tax temporary differences, net	$58,793	59,149
Total regulatory liability in Consolidated Balance Sheets	$58,793	59,149

Note 11.	SJW Group and CTWS Merger
On March 14, 2018, SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group and CTWS entered into an Agreement and Plan of Merger to merge the two companies, SJW Group and CTWS, in an all-stock transaction (the “Merger”). On August 5, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into a Second Amended and Restated Agreement & Plan of Merger (as amended the “Merger Agreement”), which among other things, changed the Merger to an all-cash transaction. Under the terms of the Merger Agreement, Hydro Sub, Inc. will merge with and into CTWS, with CTWS surviving the Merger as a wholly-owned subsidiary of SJW Group. Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of common stock, without par value, of CTWS (“CTWS Common Share”), other than CTWS Common Shares directly or indirectly owned by SJW Group, Hydro Sub, Inc., CTWS or any of their respective subsidiaries (in each case, other than any CTWS Common Shares held on behalf of third parties), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $70.00 per share in cash (without interest and less any applicable withholding taxes).
The transaction was approved by the boards of directors of both companies and by CTWS shareholders. Consummation of the Merger is subject to customary conditions, including, without limitation: approval by CTWS shareholders (which has been obtained); approval by certain regulators; the absence of any law or judgment prohibiting the consummation of the Merger; the accuracy of the representations and warranties of the parties (subject to customary materiality qualifiers); each party’s performance in all material respects of its obligations contained in the Merger Agreement; and the absence of any material adverse effect on CTWS since the date of the Merger Agreement, which has not been ameliorated or cured.
On December 3, 2018, the Connecticut Public Utilities Regulatory Authority (“PURA”) issued a proposed final decision denying the application by SJW Group and CTWS for approval of the Merger (“Proposed Final Decision”). On December 5, 2018, PURA conditionally granted SJW Group’s and CTWS’s motion to suspend the schedule permitting SJW Group and CTWS to file new evidence that was unavailable before the close of the record in the proceeding for PURA’s consideration. On December 14, 2018, SJW Group and CTWS filed a motion to reopen the record and extend the procedural schedule to admit new evidence that was submitted concurrent with the motion (“Motion to Reopen”). On January 4, 2019, PURA denied the Motion to Reopen concluding that the concessions and offers of commitments did not constitute new evidence and to the extent that some of the filed material contains “new” evidence, the material was insufficient to warrant reopening. On January 9, 2019, SJW Group and CTWS withdrew their application before PURA. PURA closed the docket without issuing a final decision on January 11, 2019. After a thorough review conducted by the management and boards of both companies with the support of their respective local Connecticut regulatory counsel, on April 3, 2019, SJW Group and CTWS filed a new application with PURA for approval of the Merger.
In support of the new application, SJW Group has made certain regulatory commitments, which are subject to PURA approval, that are designed to demonstrate that the Merger is in the public interest, including many which go beyond those included in the previous application. In this regard, the new application includes a commitment for CTWS’s Connecticut utilities not to file a general rate case for new base rates to become effective prior to January 1, 2021, as well as providing a one-year bill credit for

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

customers. In addition, SJW Group has committed that CTWS’s Connecticut utilities will not seek recovery in rates, of the merger premium or other costs incurred in connection with the Merger. With respect to employees, the new application provides that there will be no layoffs as a result of the merger and that, for at least three years following completion of the Merger, CTWS’s Connecticut utilities will maintain their current combined staffing levels. To enhance the independence and local control of CTWS and its Connecticut utilities, the new application provides that each of their boards of directors will have a majority of independent directors and a majority of directors who reside in New England. SJW Group has also committed to certain “ring-fencing” measures to enhance CTWS’s separateness from SJW Group and to mitigate the risk that CTWS would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting SJW Group or its affiliates, including the creation of a special purpose entity to hold SJW Group’s interest in CTWS. In addition, the new application provides that CTWS and its Connecticut utilities will be subject to a limitation on dividends in the event of certain credit rating downgrades or if payment of a dividend could result in CTWS being unable to maintain its weighted average consolidated equity ratio at or above a specified minimum. Additional commitments cover maintenance of Connecticut Water’s headquarters in Connecticut, environmental measures, operational matters, customer service and additional measures to support local control.
On December 20, 2018, the Maine Public Utilities Commission (“MPUC”) staff issued a stay in the reorganization proceeding pending resolution of the regulatory filing in Connecticut. On January 10, 2019, following the withdrawal of the PURA application, the Maine Water Company notified the MPUC of such withdrawal in a status report. On January 23, 2019, the Maine Water Company filed notice of its intent to voluntarily withdraw its application without prejudice, reserving the right to refile at a later date. Later that day, the MPUC acknowledged receipt of the Maine Water Company’s notice and issued notice closing the docket. After a thorough review conducted by the management and boards of both companies with the support of their respective local Maine regulatory counsel, SJW Group and CTWS announced on February 20, 2019, that they intend to file for merger approval with MPUC during the second quarter of 2019.
In addition, because the prior clearance of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) was due to expire on April 27, 2019, SJW Group withdrew its prior HSR filing and refiled for clearance under the HSR Act on April 4, 2019. The Federal Trade Commission’s Premerger Notification Office granted early termination of the new HSR Act waiting period on April 15, 2019.
There is no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the Merger may adversely affect the financial condition and results of operations of SJW Group. For a description of certain risk factors related to the Merger, please see Part II, “Risk Factors” in SJW Group’s Form 10-Q in which these notes to financial statements are included, as well as Item 1A, “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2018.

Note 12.	Legal Proceedings
Class Action Suits Related to the Merger
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. The parties to the lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court granted the parties’ motion to stay on November 14, 2018. On November 20, 2018, the plaintiffs filed an opening brief in support of their fee application. The stay of proceedings expired on February 28, 2019. On March 1, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay is continued until May 29, 2019. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed at such time as the transaction closes. SJW Group has determined that the likelihood of loss related to these class-action complaints is remote.
Additional complaints have been filed in connection with the Merger but neither SJW Group nor any of its officers or directors are named as defendants therein. On October 5, 2018, certain shareholders of CTWS filed two complaints, one individually and the other as a putative class action, in the United States District Court for the District of Connecticut against CTWS and the

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2019
(in thousands, except share and per share data)

CTWS board of directors. The complaints allege that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the actions seek an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Section 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit. CTWS has entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs. The settlements provide for the dismissal of the actions subject to, among other things, CTWS making certain additional disclosures, which CTWS included in the definitive proxy statement in connection with the Merger.
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in San Jose Water Company’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring refunds to customers totaling $2,020. That amount was refunded to customers pursuant to San Jose Water Company’s Advice Letter No. 530, effective February 8, 2019. See discussion on the matter in Note 9, “Regulatory Rate Filings.” The CPUC investigation pursuant to OII No. 18-09-003 may result in liability for San Jose Water Company in addition to the $2,020 credited to customers pursuant to the CPUC’s November 29, 2018 decision. Such additional liability could result from a possible CPUC requirement that refunds or penalties be paid based on alleged over-billing prior to June 1, 2011. SJW Group is not able to make a reasonable estimate of the additional potential loss amount, if any, at this time.
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
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 16,600 connections that serve approximately 50,000 people. CLWSC’s service area comprises more than 246 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

SJW Land Company owned the following real properties during the three months ended March 31, 2019:

				% for Three months ended March 31, 2019 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	45%	42%
Commercial building	Knoxville, Tennessee	15	135,000	55%	58%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
SJW Land Company owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. which operated a California commercial property that was sold in the second quarter of 2017. The limited partnership has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 - “Consolidation” with SJW Land Company as the primary beneficiary, and as a result, has been consolidated with SJW Land Company.
Hydro Sub, Inc., a wholly-owned subsidiary of SJW Group, is a Connecticut corporation that was formed on March 9, 2018, for the sole purpose of effecting the proposed merger of SJW Group and Connecticut Water Service, Inc. (“CTWS”) (the “Merger”). On March 14, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into an Agreement and Plan of Merger with SJW Group to effect a merger with CTWS in an all-stock transaction. On August 5, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into a Second Amended and Restated Agreement & Plan of Merger (as amended the “Merger Agreement”), which provided, among other things, that SJW Group will acquire CTWS in an all-cash transaction. Under the terms of the Merger Agreement, at the closing of the Merger, each issued and then outstanding share of common stock of CTWS will be automatically converted into the right to receive an amount in cash equal to $70.00 per share. The transaction was approved by the boards of directors of both companies and on November 16, 2018 by CTWS shareholders and is subject to the satisfaction of customary closing conditions and approval by certain regulators. Under certain circumstances, SJW Group will be obligated to pay a termination fee of $42.5 million to CTWS if the Merger Agreement is terminated by SJW Group, including without limitation in the event that SJW Group materially breaches its non-solicitation obligations or SJW Group enters into an alternative acquisition agreement, in each case subject to the terms of the Merger Agreement. Pursuant to the terms of the Merger Agreement, SJW Group may be required to reimburse CTWS up to $5 million of certain fees and expenses (any termination fee payable by SJW Group under the Merger Agreement would be reduced by such amount) if the Merger Agreement is terminated under certain circumstances. Recent updates related to the proposed merger include the following:

•
On December 3, 2018, the Connecticut Public Utilities Regulatory Authority (“PURA”) issued a proposed final decision denying the application by SJW Group and CTWS for approval of the Merger (“Proposed Final Decision”). On December 5, 2018, PURA conditionally granted SJW Group’s and CTWS’s motion to suspend the schedule permitting SJW Group and CTWS to file new evidence that was unavailable before the close of the record in the proceeding for PURA’s consideration. On December 14, 2018, SJW Group and CTWS filed a motion to reopen the record and extend the procedural schedule to admit new evidence that was submitted concurrent with the motion (“Motion to Reopen”). On January 4, 2019, PURA denied the Motion to Reopen, concluding that the concessions and offers of commitments did not constitute new evidence and to the extent that some of the filed material contained “new” evidence, the material was insufficient to warrant reopening. On January 9, 2019, SJW Group and CTWS withdrew their application before PURA . PURA closed the docket without issuing a final decision on January 11, 2019. After a thorough review conducted by the management and boards of both companies with the support of their respective local Connecticut regulatory counsel, on April 3, 2019, SJW Group and CTWS filed a new application with PURA for approval of the Merger.

•
In support of the new application, SJW Group has made certain regulatory commitments, which are subject to PURA approval, that are designed to demonstrate that the Merger is in the public interest, including many which go beyond those included in the previous application. In this regard, the new application includes a commitment for CTWS’s Connecticut utilities not to file a general rate case for new base rates to become effective prior to January 1, 2021, as well as providing a one-year bill credit for customers for CTWS’s Connecticut utilities. In addition, SJW Group has committed that CTWS’s Connecticut utilities will not seek recovery in rates, of the merger premium or other costs incurred in connection with the Merger. With respect to employees, the new application provides that there will be no layoffs as a result of the merger and that, for at least three years following completion of the Merger, CTWS’s Connecticut utilities will maintain their current combined staffing levels. To enhance the independence and local control of CTWS and its Connecticut utilities, the new application provides that each of their boards of directors will have a majority of independent directors and a majority of directors who reside in New England. SJW Group has also committed to certain “ring-fencing” measures to enhance CTWS’s separateness from SJW Group and to mitigate the risk that CTWS would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting SJW Group or its affiliates, including the creation of a special purpose entity to hold SJW Group’s interest in CTWS. In addition, the new application provides that CTWS and its Connecticut utilities will be subject to a limitation on dividends in the event of certain credit rating downgrades or if payment of a dividend could result in CTWS being unable to maintain its weighted average consolidated equity ratio at or above a specified minimum. Additional commitments cover maintenance of Connecticut Water’s headquarters in Connecticut, environmental measures, operational matters, customer service and additional measures to support local control.

•
On December 20, 2018, the Maine Public Utilities Commission (“MPUC”) staff issued a stay in the reorganization proceeding pending resolution of the regulatory filing with PURA. On January 10, 2019, following the withdrawal of the PURA application, the Maine Water Company notified the MPUC of such withdrawal in a status report. On January 23, 2019, the Maine Water Company filed notice of its intent to voluntarily withdraw its application without prejudice, reserving the right to refile at a later date. Later that day, the MPUC acknowledged receipt of the Maine Water Company’s notice and issued notice closing the docket. After a thorough review conducted by the management and boards of both companies with the support of their respective local Maine regulatory counsel, SJW Group and CTWS announced on February 20, 2019, that they intend to file for merger approval with MPUC during the second quarter of 2019.

•
While SJW Group believes that no prior authorization of the California Public Utilities Commission (“CPUC”) is required for the Merger, the CPUC previously issued an Order Instituting Investigation (“OII”) to investigate the Merger, to consider whether it is subject to CPUC approval and its likely impacts within California. The assigned commissioner’s Scoping Memo issued September 7, 2018 had adopted a schedule providing for the CPUC to vote on a proposed decision in December 2018. However, as a result of unexpected delays in the CPUC’s scheduling of a planned public participation hearing, which was held January 31, 2019, issuance of a proposed decision was delayed. On March 4, 2019, the presiding administrative law judge suspended the CPUC investigation until a final decision is issued by PURA.

•
In addition, because the prior clearance of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) was due to expire on April 27, 2019, SJW Group withdrew its prior HSR filing and refiled for clearance under the HSR Act on April 4, 2019. The Federal Trade Commission’s Premerger Notification Office granted early termination of the new HSR Act waiting period on April 15, 2019.

There is no guarantee that the Merger will be completed, and the failure to complete the proposed merger may adversely affect the financial condition and results of operations of the company. For a description of certain risk factors relating to the Merger, please see Item 1A, “Risk Factors” in SJW Group’s Form 10-Q for the quarter ended March 31, 2019.
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
Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2018 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2018, that was filed with the SEC on February 27, 2019.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2018. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2018 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2018.
New Accounting Pronouncements:
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20: “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which aims to improve the overall usefulness of disclosure to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures.  This update is effective for SJW Group beginning in the first quarter of the fiscal year ending December 31, 2021.  Retrospective adoption is required and early adoption is permitted.  Management is currently evaluating the effect that the new standard will have on disclosures.
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
See “Revenue” in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and political and regulatory activities that have occurred.
Overview
SJW Group’s consolidated net income for the three months ended March 31, 2019, was $5,873, an increase of $4,588, or approximately 357%, from $1,285 for the same period in 2018. The increase in net income for the three months ended March 31, 2019, was primarily due to an increase in operating revenue as a result of higher rates and net recognition of certain balancing and memorandum accounts, a decrease in production expenses due to an increase in the use of available surface water, an increase in interest income earned on the proceeds from the equity offering in December 2018, and a decrease in costs incurred related to the proposed merger with CTWS.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2019	2018
Water Utility Services	$76,316	73,701
Real Estate Services	1,366	1,341
	$77,682	75,042

The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2019 vs. 2018
	Increase/(decrease)
Water Utility Services:
Consumption changes	$(3,853)	(5)%
Increase in customers	800	1%
Rate increases	3,117	4%
Balancing and memorandum accounts:
Water Conservation Memorandum Account (“WCMA”)	(808)	(1)%
Cost of capital memorandum account	1,156	2%
Tax memorandum account	892	1%
Tax regulatory liability - Texas	(93)	—%
All others	1,404	2%
Real Estate Services	25	—%
	$2,640	4%
Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2019	2018
Water Utility Services	$61,426	62,589
Real Estate Services	891	849
All Other	2,957	4,273
	$65,274	67,711
The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2019 vs. 2018
	Increase/(decrease)
Water production expenses:
Change in surface water use	$(4,265)	(6)%
Change in usage and new customers	(2,365)	(3)%
Purchased water and groundwater extraction charge and energy price increase	2,724	4%
Balancing and memorandum accounts cost recovery	262	—%
Total water production expenses	(3,644)	(5)%
Administrative and general	745	1%
Balance and memorandum account cost recovery	(22)	—%
Maintenance	(135)	—%
Property taxes and other non-income taxes	262	—%
Depreciation and amortization	1,562	2%
Merger related expenses	(1,205)	(2)%
	$(2,437)	(4)%
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

CLWSC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. CLWSC has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2053 and 2046, respectively, to provide for 250 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage.
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2019	2018
Purchased water	3,162	3,856	(694)	(10)%
Groundwater	1,832	2,778	(946)	(13)%
Surface water	1,577	537	1,040	14%
Reclaimed water	45	70	(25)	—%
	6,616	7,241	(625)	(9)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for March 31, 2019, and 2018 approximated 7.3% and 7.6%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by Water Utility Services’ main replacements and lost water reduction programs.
Water Production Expenses
The decrease in water production expenses for the three months ended March 31, 2019, compared to the same periods in 2018, was primarily attributable to increased use of surface water and a decrease in customer usage, partially offset by higher per unit costs for purchased water, groundwater extraction and energy charges and cost-recovery balancing and memorandum accounts. Effective July 1, 2018, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $1,207 for the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily attributable to an increase of $1,562 in depreciation and amortization expense due to increases in utility plant, an increase of $723 in administrative and general expenses primarily due to annual wage increases and contracted work, and an increase in property and other non-income taxes of $262 primarily due to an increase in utility plant additions and annual assessments. These increases were offset partially by a decrease of $1,205 in merger related expenses incurred in connection with the company’s proposed merger with CTWS.
Other (Expense) Income
For the three months ended March 31, 2019, compared to the same period in 2018, the change in other (expense) income was primarily due to the $1,832 interest income earned on the invested proceeds from the equity offering in December 2018.
Provision for Income Taxes
For the three months ended March 31, 2019, compared to the same period in 2018, income tax expense increased $2,625. The increase in income tax expense is primarily due to a higher pre-tax income. The effective consolidated income tax rates were 26% and (82%) for the three months ended March 31, 2019, and 2018, respectively. The negative effective tax rate for the three months ended March 31, 2018 was due to recognition of excess tax benefits of $747 relating to stock-based compensation. In comparison, the excess tax benefits recognized for the three months ended March 31, 2019, was $52.
SJW Group expects the regulators and the Internal Revenue Service to issue guidance in future periods that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Act. At this time, the company has applied a reasonable interpretation of the Tax Act, although future clarification of the Tax Act and regulatory decisions may change the amounts estimated.

Water Supply
On April 1, 2019, SCVWD’s 10 reservoirs were approximately 63% of total capacity with 105,568 acre-feet of water in storage, which is 96% of the twenty-year average for this date. As reported by the SCVWD, there was 14.2 inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2018. Rainfall at San Jose Water Company’s Lake Elsman was measured at 57.54 inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD’s total annual water supply. As of April 1, 2019, the SCVWD reported that allocations from the state and federal water project are approximately 70% and 80%, respectively, of amounts requested in 2019. SCVWD also reported that the managed groundwater recharge from January to March in the Santa Clara Plain was 104% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 4 feet lower than a year ago in March and 20 feet higher than the five-year average. According to SCVWD, the projected total groundwater storage at the end of 2019 is expected to fall within the normal stage of the SCVWD’s Water Shortage Contingency Plan.
On April 1, 2019, San Jose Water Company’s Lake Elsman contained 6,221 acre-feet of water, of which approximately 5,761 acre-feet can be utilized for treatment. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. Production from the Montevina Surface Water Treatment Plant in the first quarter was 1,466 million gallons, which is 339% of the five-year average. San Jose Water Company’s smaller Saratoga Water Treatment Plant produced 111 million gallons in the first quarter, which is 143% of the five-year average. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2019.
See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of the California drought and ongoing political and regulatory activities related to conservation.
San Jose Water Company provides additional information on its web site, www.sjwater.com, relating to ongoing water conservation measures taken in California, including information on customer water usage.  San Jose Water Company intends to update the web site as appropriate during the period in which the water use restrictions and calls for conservation from state and local authorities remain in effect.  The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.
Regulation and Rates
Almost all of the operating revenue of San Jose Water Company results from the sale of water at rates authorized by the CPUC. The CPUC sets rates that are intended to provide revenue sufficient to recover operating expenses and the opportunity to achieve a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of regulatory activities that have occurred during the quarter.
Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2019, SJW Group generated cash flows from operations of approximately $25,200, compared to $22,600 for the same period in 2018. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $2,600. This increase was the result of a combination of the following factors: (1) net income adjusted for non-cash items increased by $6,200, (2) increase in net payments of taxes payable by $2,400, (3) a general working capital increase of $200, offset by (4) increase in payments in accrued groundwater extraction charges, purchased water and power of $4,000, and (5) an increase of $2,200 in other changes, net related to the service charge refund to customers.
As of March 31, 2019, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2018. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
In connection with the proposed merger with CTWS, SJW Group incurred professional fees of approximately $2,601 for the three months ended March 31, 2019. SJW Group anticipates incurring additional merger related expenses through the anticipated close of the transaction which will negatively impact operating cash flows.
Cash Flow from Investing Activities
During the three months ended March 31, 2019, SJW Group used cash flows in investing activities of approximately $34,400, compared to $31,600 for the same period in 2018. SJW Group used approximately: (1) $29,600 of cash for company-funded capital expenditures, (2) $3,300 for developer-funded capital expenditures, and (3) $1,500 in utility plant retirement costs.

Water Utility Services’ budgeted capital expenditures for 2019, exclusive of capital expenditures financed by customer contributions and advances, are approximately $131,000. As of March 31, 2019, approximately $29,600 or 23% of the $131,000 has been spent.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $699,228 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. A significant portion of this amount is subject to future CPUC and PUCT approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2019, decreased by approximately $15 from the same period in the prior year, primarily as a result of (1) a decrease in net borrowings on our lines of credit of $82,000, (2) a $2,800 increase in dividends paid, offset by (3) net proceeds of $79,800 from new long-term debt, (4) $2,700 increase in cash receipts from advances and contributions in aid of construction, and (5) an increase in proceeds from other changes, net of $2,300 primarily due to less taxes paid related to net share settlement of stock-based compensation awards.
Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 47% debt and 53% equity. As of March 31, 2019, San Jose Water Company’s funded debt and equity were approximately 49% and 51%, respectively.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity securities, all of which will be consistent with regulator guidelines.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2019.
On March 28, 2019, San Jose Water Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $80,000 of its 4.29% Senior Notes, Series M (the “Notes”) to the Purchasers. The Notes are unsecured obligations of San Jose Water Company, due on April 1, 2049. Interest is payable semi-annually in arrears on April 1st and October 1st of each year. The Note Purchase Agreement contains customary affirmative and negative covenants for as long as the Notes are outstanding. The Notes are also subject to customary events of default, the occurrence of which may result in all of the Notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the Note Purchase Agreement. As of March 31, 2019, San Jose Water Company was in compliance with all such covenants.
SJW Group’s unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2019.
San Jose Water Company’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2019, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2019, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of March 31, 2019, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At March 31, 2019, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $113,000. These lines of credit bear interest at variable rates and expire on June 1, 2021. During 2019, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 3.46%. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of March 31, 2019, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of March 31, 2019, San Jose Water Company was in compliance with all covenants.
SJW Group received net proceeds of approximately $358,256 from the sale of 6,750,500 shares common stock in a public offering pursuant to an effective shelf registration in December 2018 and received net proceeds of approximately $53,738 from the sale of an additional 1,012,500 shares of common stock, in each case after deducting the underwriting discounts and commissions and estimated offering expenses payable by SJW Group. SJW intends to use the net proceeds from the offering, together with the net proceeds from new debt financing in 2019, to finance the Merger and to pay related fees and expenses. Pending such use, we may invest the net offering proceeds in investment-grade securities, money-market funds, bank deposit accounts or similar short-term investments. To date, the company has invested the net proceeds temporarily in a short-term money market fund. These investments may not yield a favorable return to our investors. If for any reason the Merger does not close, then SJW Group intends to use the proceeds from the offering for general corporate purposes, which may include acquisitions, share repurchases or debt repayment. SJW Group does not have any obligation to repurchase any or all of its shares of common stock sold in the offering even if the Merger is not completed.
Funding for SJW Group’s proposed all-cash merger with CTWS is expected to be provided through equity and/or debt financing, existing cash balances and cash flow from operations. SJW Group has received a financing commitment letter from lenders, including JPMorgan Chase Bank, N.A., Barclays Bank PLC, Royal Bank of Canada and UBS AG, Stamford Branch to provide a senior unsecured bridge loan facility of up to $975 million in the event that SJW Group is unable to secure other financing for the merger at or prior to the time the merger is completed; however, such commitments include customary conditions to funding. There is no guarantee that all of theses funding conditions will be satisfied for funding to occur. Subsequent to the net proceeds received by SJW Group from the public offering of common stock in 2018, the facility commitment was reduced to $563 million.

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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Class Action Suits Related to the Merger
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. The parties to the lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court granted the parties’ motion to stay on November 14, 2018. On November 20, 2018, the plaintiffs filed an opening brief in support of their fee application. The stay of proceedings expired on February 28, 2019. On March 1, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay is to continue until May 29, 2019. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed at such time as the transaction closes. SJW Group has determined that the likelihood of loss related to these class-action complaints is remote.
Additional complaints have been filed in connection with the Merger but neither SJW Group nor any of its officers or directors are named as defendants therein. On October 5, 2018, certain shareholders of CTWS filed two complaints, one individually and the other as a putative class action, in the United States District Court for the District of Connecticut against CTWS and the CTWS board of directors. The complaints allege that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the actions seek an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Section 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit. CTWS has entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs. The settlements provide for the dismissal of the actions subject to, among other things, CTWS making certain additional disclosures, which CTWS included in the definitive proxy statement in connection with the Merger.
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in San Jose Water Company’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring refunds to customers totaling $2.02 million. That amount was refunded to customers pursuant to San Jose Water Company’s Advice Letter No. 530, effective February 8, 2019. See discussion on the matter in Note 9, “Regulatory Rate Filings.” The CPUC investigation pursuant to OII No. 18-09-003 may result in liability for San Jose Water Company in addition to the $2.02 million credited to customers pursuant to the CPUC’s November 29, 2018 decision. Such additional liability could result from a possible CPUC requirement that refunds or penalties be paid based on alleged over-billing prior to June 1, 2011. SJW Group is not able to make a reasonable estimate of the additional potential loss amount, if any, at this time.
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
The following discusses certain risk factors relating to the proposed merger with CTWS and does not include all of the risk factors associated with the proposed merger and the combined company after the proposed merger. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2018 and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factors listed and referenced below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2018.
Risks Related to the Merger
We may not be able to obtain the necessary regulatory approvals to complete the Merger, and even if such approval is obtained, regulatory authorities may impose conditions that could have an adverse effect on us.
Completion of the Merger is contingent upon, among other things, the receipt of all required regulatory approvals, including the approvals of PURA and the MPUC. On December 3, 2018, PURA issued a proposed final decision denying the joint application by SJW Group and CTWS for the approval of the Merger. On January 9, 2019, SJW Group and CTWS withdrew our application before PURA and, on January 11, 2019, PURA closed the docket without issuing a final decision. On January 23, 2019, the Maine Water Company, a wholly-owned subsidiary of CTWS, filed notice of its intent to voluntarily withdraw its application without prejudice, reserving the right to refile at a later date. On April 3, 2019, SJW Group and CTWS filed a new application with PURA for approval of the proposed Merger. We expect to incur additional expenses in connection with the new applications. We also anticipate a delay in the completion of the Merger as a result of the additional time required for PURA and MPUC to review and issue a decision on the new applications. Furthermore, there is no guarantee that PURA and MPUC will approve any new application on a timely basis or at all, and failure to obtain approval would prevent the completion of the Merger. Any uncertainty, delay or denial of regulatory approval for the Merger could adversely affect our business, financial condition and the price of our stock.
Even if we are able to obtain the necessary regulatory approvals for the Merger, the terms and conditions of such approvals may impose requirements, limitations or costs, or place restrictions on the conduct of the combined company’s business. We and/or CTWS may be required to comply with conditions imposed by regulatory entities in connection with the Merger, though the Merger Agreement provides for certain limitations with respect to the actions that either company is required to take in connection with such regulatory conditions. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Merger or imposing additional material costs on or materially limiting the revenues and profitability of the combined company following the Merger. Additionally, we cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the failure of the conditions to the Merger being satisfied, the Merger being delayed or abandoned, or the consummation of the Merger on terms different than those contemplated by the Merger Agreement.
Failure to complete the Merger as currently contemplated or at all could negatively impact our stock price, business operations and financial results.
Completion of the Merger is not assured and is subject to risks, including risks that approval by governmental entities will not be obtained or that certain other closing conditions will not be satisfied. If the Merger is not completed, or is completed on different terms than as contemplated by the Merger Agreement, our ongoing businesses, financial results and stock price may be adversely affected and we will be subject to several risks, including the following:

•
having to pay certain significant costs relating to the Merger without receiving the benefits of the Merger, including, in certain circumstances, payment of a termination fee and an expense reimbursement;

•	the potential loss of key personnel during the pendency of the Merger as employees may experience uncertainty about their future roles with the combined company;

•	reputational harm due to the adverse public perception of any failure to successfully complete the Merger;

•	our management having focused on the Merger instead of on conducting its day-to-day business and operational matters and pursuing other opportunities that could have been beneficial to us; and

•
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
The CPUC at its July 12, 2018 meeting approved an OII into the Merger. The order includes investigating the CPUC’s authority over the Merger, whether the Merger is in the public interest; whether the Merger would preserve the CPUC’s jurisdiction over San Jose Water Company and the CPUC’s capacity to effectively regulate utility operations in the State of California; the effect of the Merger on our and CTWS’s employees, shareholders, customers and communities in which they operate and the State of California; whether the benefits likely exceed any detrimental effects of the Merger; and whether the CPUC should consider conditions or mitigation measures to prevent any adverse consequences which may result from the Merger, and if so, what should be those conditions or measures. The order had stated that the CPUC planned to substantially complete the inquiry in a manner sufficiently timely to allow the Merger to go forward by the end of 2018, if appropriate. However, as a result of unexpected delays in the CPUC’s scheduling of a planned public participation hearing, which was held January 31, 2019, issuance of a proposed decision was delayed. On March 4, 2019, the presiding administrative law judge suspended the CPUC investigation until there has been a final decision by PURA.
We are unable to predict what action, if any, the CPUC will take with respect to the Merger upon the conclusion of the OII proceeding and, therefore, no assurance can be given that such action will not delay or prevent completion of the Merger or impose costs on us, which costs may be material and may negate some or all of the benefits that we expect as a result of the Merger. If we or CTWS terminate the Merger Agreement on the grounds that a legal restraint prevents completion of the Merger, and such restraint arises from, is issued by or is in connection with the CPUC, or the CPUC has imposed terms or conditions in connection with the Merger that would reasonably be expected to have a material adverse effect on the combined company, then we will be required to reimburse CTWS’s expenses up to $5 million.
Completion of the CPUC’s investigation is not a condition to the consummation of the Merger. Based on the CPUC’s current scheduling, it is unlikely that its investigation would be completed prior to the final PURA decision. Accordingly, we may be required to consummate the Merger prior to the CPUC’s issuance of an order with respect to its investigation. In such a circumstance, we may nevertheless be subject to any terms and conditions imposed on us by such an order and to any additional costs associated therewith. Such costs may be material and may negate some or all of the benefits that we expect as a result of the Merger.
The Merger Agreement with CTWS may be terminated in certain circumstances, which would result in the benefits of the Merger not being realized.
Either we or CTWS may terminate the Merger Agreement under certain circumstances, including, if the Merger has not been consummated by May 5, 2019, (unless such date is extended automatically to August 5, 2019, or November 5, 2019, pursuant to the terms of the Merger Agreement). We currently expect the May 5, 2019 date to be automatically extended to August 5, 2019. This termination right will not be available to a party if such failure of the Merger to occur on or before such dates is the result of a material breach of any representation, warranty, covenant or agreement of the Merger Agreement by such party. If we are not able to complete the Merger by the end date, even if we decide not to terminate the Merger Agreement, we may not be able to prevent CTWS from exercising its right to terminate the Merger Agreement.

In addition, if the Merger Agreement is terminated under certain circumstances, CTWS may be required to pay SJW Group a termination fee of $28.1 million. Similarly, if the Merger Agreement is terminated under certain circumstances, we may be required to pay CTWS a termination fee of $42.5 million or, under certain circumstances, to reimburse CTWS’s expenses up to $5 million. A termination of the Merger Agreement prior to consummation of the Merger may adversely affect our business and stock price, and we will incur significant expenses without realizing the benefits expected from the Merger.
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
SJW Group intends to use the net proceeds from the offering, together with the net proceeds from new debt financing in 2019, to finance the Merger and to pay related fees and expenses. Pending such use, we may invest the net proceeds in investment-grade securities, money-market funds, bank deposit accounts or similar short-term investments. To date, the company has invested the net offering proceeds temporarily in a short-term money market fund. These investments may not yield a favorable return to our investors. If for any reason the Merger does not close, then SJW Group intends to use the proceeds from the offering for general corporate purposes, which may include acquisitions, share repurchases or debt repayment. SJW Group has no obligation to repurchase any of its shares of common stock that were sold in the offering even if the Merger is not completed.
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
In addition to the net proceeds we received from the equity offering, we expect to finance the remaining portion of the purchase price of the Merger with net proceeds from up to $435.0 million of debt financing that we may incur (“Debt Financing”), which may include borrowings under a $975.0 million committed bridge facility (“Bridge Facility”). Subsequent to the completion of the equity offering, the facility commitment under the Bridge Facility was reduced to $563 million. As a result of the Debt Financing, we will increase our indebtedness substantially as compared to our indebtedness prior to the Merger. Any financial covenants we agree to in connection with such indebtedness and our increased indebtedness and higher debt-to-equity ratio in comparison to that of our recent historical basis will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. In addition, the actual terms and conditions of such indebtedness may not be favorable to us, and as such, could further increase the cost of the Merger, as well as the overall burden of such indebtedness upon SJW Group and our business flexibility. Unfavorable terms in the Debt Financing may also adversely affect our business, financial condition, results of operations and prospects.
We anticipate that the Merger and the related Debt Financing may have an impact on our issuer and issue ratings, potentially in advance of consummation of the Merger. For example, it is possible that the issuer and issue ratings of certain of our subsidiaries, including San Jose Water Company and certain of those entities to be acquired in the Merger, could be lowered. SJW Group has publicly announced an intention to achieve at least an A- issuer credit rating for the currently unrated SJW Group. We also anticipate that the Debt Financing may have an initial rating which may be equal to or lower than the potential new SJW Group issuer rating given the structural subordination of newly incurred unsecured debt in the Debt Financing. We cannot provide any assurances regarding potential rating agency actions, any changes in outlook from the rating agencies, the timing of any such actions or the level of any initial ratings or any downgrade.
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
The parties to the above lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle these lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court granted the parties’ motion to stay on November 14, 2018. The stay of proceedings expired on February 28, 2019. On March 1, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay is continued until May 29, 2019. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed at such time as the transaction closes.
On November 20, 2018, the plaintiffs in Connecticut Superior Court filed a brief in support of an opening mootness fee demand of $1.5 million for alleged benefits the plaintiffs believe their lawsuit created for CTWS. CTWS intends to vigorously oppose this demand.
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
While we believe that the lawsuits are without merit and that the disclosures in CTWS’s preliminary proxy statement comply fully with applicable law, in order to avoid the expense and distraction of litigation, the parties to each of the above-referenced actions entered into agreements in principle to settle and release all claims that were or could have been alleged by the plaintiffs in all of those actions. The settlements provide for the dismissal of the actions subject to, among other things, CTWS making certain disclosures, which CTWS included in the definitive proxy statement in connection with the Merger. There is no guarantee that the settlement agreement will be approved by the court or executed by the parties, and failure to do so will prolong the litigation and adversely affect the operation of SJW Group and CTWS’s business.
It is possible that SJW Group stockholders or CTWS shareholders may file additional lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name SJW Group, the SJW Group board of directors, CTWS and/or the CTWS board of directors as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of SJW Group’s and CTWS’s business.
One of the conditions to the closing of the Merger is the absence of any law or order, decree or judgment by a court, arbitrator or other governmental entity that prevents, makes illegal or prohibits the consummation of the Merger or the other transactions contemplated by the Merger Agreement. Consequently, if SJW Group stockholders or CTWS shareholders file additional lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, and a settlement or other resolution is not reached in such lawsuits and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the parties’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.
Uncertainties associated within the combined company after the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.
SJW Group and CTWS are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Merger will depend in part upon the ability of SJW Group and CTWS to retain key management personnel and other key employees. Current and prospective employees of SJW Group and CTWS may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on the ability of each of SJW Group and CTWS to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of SJW Group and CTWS to the same extent that SJW Group and CTWS have previously been able to attract or retain their own employees. A failure by SJW Group, CTWS or, following the completion of the Merger, the combined company to attract, retain and motivate executives and other key employees during the period prior to or after the completion of the Merger could have a negative impact on their respective businesses.
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
In the course of the due diligence review of CTWS that we conducted prior to the execution of the Merger Agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of CTWS and its subsidiaries, and our stockholders may not be indemnified for any of these liabilities. Examples of such undisclosed liabilities may include, but are not limited to, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows and on the value of our stock following the completion of the Merger.
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

In connection with seeking regulatory approval for the Merger, SJW Group has committed to certain “ring-fencing” measures which, if implemented, will enhance CTWS’s separateness from SJW Group and may limit SJW Group’s ability to influence the management and policies of CTWS (beyond the limitations included in other existing governance mechanisms).
Pursuant to the agreements related to the Merger and commitments made by SJW Group as part of the application for PURA approval of the Merger, SJW Group has committed to certain “ring-fencing” measures to enhance CTWS’s separateness from SJW Group and to mitigate the risk that CTWS would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting SJW Group or its non-ring-fenced affiliates. These commitments may change as a result of further development of the PURA proceeding and would become effective upon the closing of the Merger.
In order to satisfy the ring-fencing commitments, SJW Group will form a wholly-owned special purpose entity (“SPE”) to own the capital stock of CTWS, and the SPE, CTWS and their subsidiaries (collectively, the “CTWS Entities”) will adopt certain measures designed to enhance their separateness from SJW Group, with the intention of mitigating the effects on the CTWS Entities of any bankruptcy of SJW Group and its affiliates other than the CTWS Entities (collectively, the “Non-CTWS Entities”).  As a result of these ring-fencing measures, in certain situations, SJW Group will be restricted in its ability to access assets of the CTWS Entities as dividends or intracompany loans to satisfy the debt or contractual obligations of any Non-CTWS Entity, including any indebtedness or other contractual obligations of SJW Group. In addition, the ring-fencing structure may negatively impact SJW Group’s ability to achieve certain benefits, including synergies and economies of scale to reduce operating costs of the combined entity, that it anticipates to result from the Merger.
This ring-fenced structure would also subject SJW Group and the CTWS Entities to certain governance, operational and financial restrictions following the closing of the Merger. Accordingly, SJW Group will be restricted in its ability to direct the management, policies and operations of the CTWS Entities, including the deployment or disposition of their respective assets, declarations of dividends, strategic planning and other important corporate issues. Further, the CTWS Entities’ directors will have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of the CTWS Entities consistent with the ring-fencing structure and applicable law, which may be contrary to SJW Group’s best interests or be in opposition to SJW Group’s preferred strategic direction for the CTWS Entities. To the extent they take actions that are not in SJW Group’s interests, the financial condition, results of operations and prospects of the combined company may be materially adversely affected.
The Merger will combine two companies that are affected by developments in the water utility industry, including changes in regulation. A failure to adapt to the changing regulatory environment after the Merger could adversely affect the stability of the combined company’s earnings.
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
SJW Group’s dividend policy is subject to the discretion of our board of directors and may be limited by legal and contractual requirements.
Although it is currently anticipated that SJW Group will pay a regular quarterly dividend following the completion of the Merger, any such determination to pay dividends will be at the discretion of our board of directors following the completion of the Merger and will be dependent on then-existing conditions, including SJW Group’s financial condition, earnings, legal requirements, including limitations under Delaware law, restrictions in our credit agreements and other debt instruments that limit our ability to pay dividends to stockholders and other factors the board of directors deems relevant. The board of directors of the combined company may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our subsidiaries may be subject to restrictions on their ability to pay dividends to us, including under state law, pursuant to regulatory commitments and under their credit agreements and other debt instruments. In this regard, in our new application to PURA for approval of the Merger, the CTWS Entities may be limited from paying dividends to us in certain circumstances. Any inability of our subsidiaries to pay us dividends may have a material and adverse effect on our ability to pay dividends.

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

ITEM 5.	OTHER INFORMATION
On April 24, 2019, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.30 per share of common stock. The dividend will be paid on June 3, 2019, to stockholders of record as of the close of business on May 6, 2019.
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Note Purchase Agreement among San Jose Water Company and certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance Company, dated March 28, 2019. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2019.

10.2	SJW Group Director Compensation and Expense Reimbursement Policies effective as of January 1, 2019. Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2018.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	April 26, 2019	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)