Form 10-Q
period 2019-06-30
SJW GROUP
filed 2019-07-26
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Commission file number 1-8966
SJW GROUP
(Exact name of registrant as specified in its charter)

Delaware			77-0066628
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

110 West Taylor Street,	San Jose,	CA	95110
(Address of principal executive offices)			(Zip Code)
(408) 279-7800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	SJW	New York Stock Exchange LLC
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
Large accelerated filer  ☒                Non-accelerated filer  ☐
Accelerated filer  ☐                Smaller reporting company  ☐
Emerging growth company  ☐
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
As of July 22, 2019, there were 28,442,139 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUE	$102,965	99,086	$180,647	174,128
OPERATING EXPENSE:
Production Expenses:
Purchased water	26,381	23,712	40,043	39,128
Power	1,493	1,624	2,653	2,892
Groundwater extraction charges	9,100	9,919	15,963	19,451
Other production expenses	5,159	4,626	10,258	8,838
Total production expenses	42,133	39,881	68,917	70,309
Administrative and general	13,408	11,958	25,699	23,526
Maintenance	4,729	4,596	9,054	9,056
Property taxes and other non-income taxes	3,848	3,450	7,976	7,316
Depreciation and amortization	15,101	13,656	30,246	27,239
Merger related expenses	1,775	2,746	4,376	6,552
Total operating expense	80,994	76,287	146,268	143,998
OPERATING INCOME	21,971	22,799	34,379	30,130
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(6,714)	(6,084)	(12,505)	(12,136)
Pension non-service cost	(907)	(595)	(1,828)	(1,178)
Unrealized gain (loss) on California Water Service Group stock	—	140	—	(527)
Interest income on money market fund	2,342	—	4,174	—
Gain on sale of real estate investments	745	—	745	—
Other, net	517	679	907	1,355
Income before income taxes	17,954	16,939	25,872	17,644
Provision for income taxes	4,192	4,068	6,237	3,488
NET INCOME BEFORE NONCONTROLLING INTEREST	13,762	12,871	19,635	14,156
Less net income attributable to the noncontrolling interest	224	—	224	—
SJW GROUP NET INCOME	13,538	12,871	19,411	14,156
SJW GROUP COMPREHENSIVE INCOME	$13,538	12,871	$19,411	14,156
SJW GROUP EARNINGS PER SHARE
Basic	$0.48	0.63	$0.68	0.69
Diluted	$0.47	0.62	$0.68	0.68
DIVIDENDS PER SHARE	$0.30	0.28	$0.60	0.56
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,440,221	20,592,014	28,431,764	20,576,757
Diluted	28,526,022	20,732,127	28,516,927	20,716,665

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Utility plant:
Land	$18,303	18,296
Depreciable plant and equipment	1,870,156	1,833,051
Construction in progress	100,350	68,765
Intangible assets	15,799	15,799
	2,004,608	1,935,911
Less accumulated depreciation and amortization	635,005	607,090
	1,369,603	1,328,821
Real estate investments	56,473	56,336
Less accumulated depreciation and amortization	12,925	12,327
	43,548	44,009
CURRENT ASSETS:
Cash and cash equivalents:
Cash	9,849	8,722
Money market fund	412,000	412,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts	24,350	19,154
Income tax	1,397	1,888
Other	2,456	1,203
Accrued unbilled utility revenue	32,800	27,974
Current regulatory assets, net	15,904	26,910
Other current assets	5,163	4,871
	503,919	502,722
OTHER ASSETS:
Net regulatory assets, less current portion	81,746	76,715
Other	4,834	4,122
	86,580	80,837
	$2,003,650	1,956,389

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding shares 28,442,139 on June 30, 2019 and 28,404,316 on December 31, 2018	$28	28
Additional paid-in capital	497,633	495,366
Retained earnings	396,334	393,918
Total stockholders’ equity	893,995	889,312
Long-term debt, less current portion	510,859	431,424
	1,404,854	1,320,736
CURRENT LIABILITIES:
Line of credit	55,000	100,000
Accrued groundwater extraction charges, purchased water and power	17,625	13,694
Accounts payable	28,253	24,937
Accrued interest	7,972	7,132
Accrued property taxes and other non-income taxes	1,042	1,926
Accrued payroll	5,573	7,181
Other current liabilities	11,593	9,115
	127,058	163,985
DEFERRED INCOME TAXES	76,983	79,651
ADVANCES FOR CONSTRUCTION	83,454	80,610
CONTRIBUTIONS IN AID OF CONSTRUCTION	168,515	168,243
POSTRETIREMENT BENEFIT PLANS	72,432	70,490
REGULATORY LIABILITY	57,901	59,149
OTHER NONCURRENT LIABILITIES	12,453	13,525
COMMITMENTS AND CONTINGENCIES	—	—
	$2,003,650	1,956,389

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2018	28,404,316	$28	$495,366	$393,918	$—	$—	$889,312
Net income before noncontrolling interest	—	—	—	5,873	—	—	5,873
Cumulative effect of change in accounting principle, net of tax effect of $33	—	—	—	97	—	—	97
Share-based compensation	—	—	886	(16)	—	—	870
Issuance of restricted and deferred stock units	14,312	—	(132)	—	—	—	(132)
Employee stock purchase plan	15,932	—	811	—	—	—	811
Common stock issuance cost	—	—	(10)	—	—	—	(10)
Dividends paid ($0.30 per share)	—	—	—	(8,528)	—	—	(8,528)
BALANCES, March 31, 2019	28,434,560	$28	$496,921	$391,344	$—	$—	$888,293
Net income before noncontrolling interest	—	—	—	13,538	—	224	13,762
Distribution to noncontrolling interest	—	—	—	—	—	(224)	(224)
Share-based compensation	—	—	718	(16)	—	—	702
Issuance of restricted and deferred stock units	7,579	—	(6)	—	—	—	(6)
Dividends paid ($0.30 per share)	—	—	—	(8,532)	—	—	(8,532)
BALANCES, June 30, 2019	28,442,139	$28	$497,633	$396,334	$—	$—	$893,995

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2017	20,520,856	$21	$84,866	$376,119	$2,203	$—	$463,209
Net income before noncontrolling interest	—	—	—	1,285	—	—	1,285
Cumulative effect of change in accounting principle, net of tax effect of $1,507	—	—	—	2,203	(2,203)	—	—
Share-based compensation	—	—	487	(30)	—	—	457
Issuance of restricted and deferred stock units	51,442	—	(2,020)	—	—	—	(2,020)
Employee stock purchase plan	12,838	—	653	—	—	—	653
Dividends paid ($0.28 per share)	—	—	—	(5,754)	—	—	(5,754)
BALANCES, March 31, 2018	20,585,136	$21	$83,986	$373,823	$—	$—	$457,830
Net income before noncontrolling interest	—	—	—	12,871	—	—	12,871
Share-based compensation	—	—	392	(30)	—	—	362
Issuance of restricted and deferred stock units	9,350	—	(3)	—	—	—	(3)
Dividends paid ($0.28 per share)	—	—	—	(5,766)	—	—	(5,766)
BALANCES, June 30, 2018	20,594,486	$21	$84,375	$380,898	$—	$—	$465,294

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income before noncontrolling interest	$19,635	14,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,576	28,389
Deferred income taxes	(2,939)	(2,129)
Stock-based compensation	1,604	879
Unrealized loss on California Water Service Group stock	—	527
Gain on sale of real estate investments	(745)	—
Loss on sale of California Water Service Group stock	—	87
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(11,275)	(9,359)
Accounts payable and other current liabilities	830	1,414
Accrued groundwater extraction charges, purchased water and power	3,931	4,173
Tax payable and receivable, and other accrued taxes	(41)	5,607
Postretirement benefits	1,942	2,388
Regulatory assets and liability related to balancing and memorandum accounts	6,237	1,399
Other changes, net	(998)	(2,105)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,757	45,426
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(62,330)	(62,091)
Contributions in aid of construction	(7,800)	(3,091)
Additions to real estate investments	(137)	(123)
Payments to retire utility plant, net of salvage	(3,009)	(2,787)
Proceeds from sale of real estate investments	745	—
Proceeds from sale of California Water Service Group stock	—	714
NET CASH USED IN INVESTING ACTIVITIES	(72,531)	(67,378)
FINANCING ACTIVITIES:
Borrowings on line of credit	66,000	34,000
Repayments of line of credit	(111,000)	—
Long-term borrowings	80,000	—
Payment to noncontrolling interest	(224)	—
Debt issuance and broker fee costs	(847)	—
Dividends paid	(17,060)	(11,520)
Receipts of advances and contributions in aid of construction	7,836	4,560
Refunds of advances for construction	(1,390)	(1,251)
Other changes, net	586	(2,710)
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,901	23,079
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,127	1,127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	420,722	7,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$421,849	8,926
Cash paid during the period for:
Interest	$13,332	13,240
Income taxes	9,581	420
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	2,348	1,657
Utility property installed by developers	(109)	565

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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
From 2014 to 2016, California was in a severe drought. In response to the drought, the State Water Resources Control Board (the “State Water Board”) imposed mandatory water use restrictions and conservation targets. The Santa Clara Valley Water District (“SCVWD”), San Jose Water Company’s principal water supplier, also mandated water use restrictions along with conservation targets at levels higher than the State Water Board. While the Governor of California declared the drought over on April 7, 2017, the State Water Board made certain water use restrictions permanent. Further, SCVWD has maintained a conservation target of 20%. In 2018, Governor Edmund G. Brown signed into law Assembly Bill 1668 and Senate Bill 606. Both bills set an initial limit for indoor water use of 55 gallons per person per day by 2022 and reduced the limit further to 50 gallons per person per day by 2030.  Implementation details remain to be developed as to how local water providers will meet this mandate as well as to how the California Public Utilities Commission (“CPUC”) will direct its regulated utilities to comply.
To encourage conservation, San Jose Water Company received approval from the CPUC to implement a Mandatory Conservation Revenue Adjustment Memorandum Account in 2014. This account was subsequently replaced with a Water Conservation Memorandum Account (“WCMA”). The WCMA allows San Jose Water Company to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. San Jose Water Company records the lost revenue captured in the WCMA regulatory accounts once the revenue recognition requirements of FASB Accounting Standards Codification (“ASC”) Topic 980 - “Regulated Operations,” subtopic 605-25 are met. For further discussion, please see Note 8 and Note 9.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

The major streams of revenue for SJW Group are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue from contracts with customers	$104,299	98,443	$183,227	174,312
Alternative revenue programs, net - WCMA	(327)	3,933	(2,306)	3,601
Other balancing and memorandum accounts revenue, net	(2,376)	(4,611)	(3,009)	(6,447)
Rental income	1,369	1,321	2,735	2,662
	$102,965	99,086	$180,647	174,128

Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2019 and 2018, 2,217 and 2,094 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2019 and 2018, 9,634 and 3,256 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended June 30, 2019 and 2018, the amounts allocated to administrative and general expense were $673 and $572, respectively. For the six months ended June 30, 2019, and 2018, the amounts allocated to administrative and general expense were $1,330 and $1,150, respectively.

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value of stock-based payment awards.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of June 30, 2019, 157,063 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units and an additional 823,597 shares are available for award issuances under the Incentive Plan. In addition, shares are issued to employees under the company’s ESPP.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of any stock options and similar instruments and the tax benefit realized from any stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2019, and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$—	—	$143	115
Restricted stock and deferred restricted stock	718	392	1,461	764
Total compensation costs charged to income	$718	392	$1,604	879
ESPP proceeds	$—	—	$811	653

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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

On April 24, 2019, restricted stock units covering an aggregate of 9,114 shares of common stock of SJW Group were granted to the non-employee board members of SJW Group. The units vest upon continuous board service through the day immediately preceding the date of the next annual stockholder meeting with no dividend equivalent rights. Stock-based compensation expense of $60.30 per unit, which is based on the award grant date fair value, is being recognized over the service period beginning in 2019.
As of June 30, 2019, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $4,138. This cost is expected to be recognized over a weighted-average period of 1.42 years.
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
SJW Group’s recorded expenses were $65 and $141 for the three and six months ended June 30, 2019, respectively, and $62 and $132 for the three and six months ended June 30, 2018, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2019, for the ESPP is approximately $25. This cost is expected to be recognized during the third quarter of 2019.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2019, and December 31, 2018, are as follows:

	June 30, 2019	December 31, 2018
Land	$13,262	13,262
Buildings and improvements	43,211	43,074
Subtotal	56,473	56,336
Less: accumulated depreciation and amortization	12,925	12,327
Total	$43,548	44,009

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years. Substantially all of the real estate investments relate to assets that are currently subject to operating leases.
On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interest in the commercial building and land the partnership owned and operated. In connection with this sale, the partnership was required to deposit $750 into an escrow account for estimated repairs to the creek next to the land the partnership sold. On April 22, 2019, all creek repairs were completed and a reimbursement of $745 was provided to the partnership. SJW Land Company holds a 70% limited interest in 444 West Santa Clara Street, L.P. SJW Land Company and the noncontrolling interest recognized a pre-tax gain on the creek reimbursement of $521 and $224, respectively, on the transaction.

Note 4.	Defined Benefit Plan
San Jose Water Company sponsors a noncontributory defined benefit retirement plan for its eligible employees. Employees hired before March 31, 2008, are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008, are eligible to receive additional retirement benefits under the Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008, are eligible to receive additional retirement benefits under the Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

The components of net periodic benefit costs for San Jose Water Company’s retirement plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and six months ended June 30, 2019, and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Service cost	$1,479	1,607	$2,958	3,203
Interest cost	2,113	1,876	4,225	3,753
Other cost	1,117	1,145	2,235	2,278
Expected return on assets	(2,310)	(2,426)	(4,619)	(4,853)
	$2,399	2,202	$4,799	4,381

The components of net periodic benefit cost have been recorded in the consolidated statements of comprehensive income as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Other production expenses	$370	426	$740	849
Administrative and general expense	851	902	1,689	1,797
Maintenance expense	271	279	542	557
Pension non-service costs	907	595	1,828	1,178
	$2,399	2,202	$4,799	4,381

The following tables summarize the fair values of plan assets by major categories as of June 30, 2019, and December 31, 2018:

		Fair Value Measurements at June 30, 2019
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	—	$7,723	$7,723	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,461	6,426	35	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	57,375	57,375	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	10,202	10,202	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	10,385	10,385	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,767	5,767	—	—
REIT	NAREIT - Equity REIT’S	7,137	—	7,137	—
Fixed Income (b)	(b)	47,489	—	47,489	—
Total		$152,539	$97,878	$54,661	$—
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
June 30, 2019
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

In 2019, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,337 to the pension plans and Social Welfare Plan. For the three and six months ended June 30, 2019, San Jose Water Company has made $2,294 contributions to such plans.

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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

	For Three Months Ended June 30, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$99,773	1,823	1,369	—	99,773	3,192	102,965
Operating expense	75,564	1,356	1,008	3,066	75,564	5,430	80,994
Operating income (loss)	24,209	467	361	(3,066)	24,209	(2,238)	21,971
Net income (loss)	13,662	336	662	(1,122)	13,662	(124)	13,538
Depreciation and amortization	14,698	105	298	—	14,698	403	15,101
Senior note and other interest expense	6,170	—	—	544	6,170	544	6,714
Income tax expense (benefit) in net income	4,154	130	220	(312)	4,154	38	4,192
Assets	$1,537,404	6,149	46,510	413,587	1,537,404	466,246	2,003,650

	For Three Months Ended June 30, 2018
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$95,798	1,967	1,321	—	95,798	3,288	99,086
Operating expense	70,642	1,278	891	3,476	70,642	5,645	76,287
Operating income (loss)	25,156	689	430	(3,476)	25,156	(2,357)	22,799
Net income (loss)	15,022	497	296	(2,944)	15,022	(2,151)	12,871
Depreciation and amortization	13,272	85	299	—	13,272	384	13,656
Senior note, mortgage and other interest expense	5,540	—	—	544	5,540	544	6,084
Income tax expense (benefit) in net income	4,650	193	92	(867)	4,650	(582)	4,068
Assets	$1,449,714	3,768	46,756	(117)	1,449,714	50,407	1,500,121

	For Six Months Ended June 30, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$174,920	2,992	2,735	—	174,920	5,727	180,647
Operating expense	136,149	2,197	1,899	6,023	136,149	10,119	146,268
Operating income (loss)	38,771	795	836	(6,023)	38,771	(4,392)	34,379
Net income (loss)	19,762	572	980	(1,903)	19,762	(351)	19,411
Depreciation and amortization	29,447	202	597	—	29,447	799	30,246
Senior note and other interest expense	11,390	—	—	1,115	11,390	1,115	12,505
Income tax expense (benefit) in net income	6,230	222	350	(565)	6,230	7	6,237
Assets	$1,537,404	6,149	46,510	413,587	1,537,404	466,246	2,003,650

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
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

 *    The “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the three and six months ended June 30, 2019, and 2018, Hydro Sub, Inc. had no recorded revenue or expenses and as of June 30, 2019, and 2018, held no assets and has incurred no liabilities.

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
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of June 30, 2019, but require disclosure of their fair values: cash and cash equivalents, a money market fund, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2019, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value was determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and six months ended June 30, 2019. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Group’s long-term debt was approximately $592,728 and $490,148 as of June 30, 2019, and December 31, 2018, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $510,859 and $431,424 as of June 30, 2019, and December 31, 2018, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
Financial instruments that are potentially subject to concentration of credit risk consist primarily of a short-term money market fund. The money market fund is managed by a reputable financial institution.
As of June 30, 2019, and December 31, 2018, the company no longer held any equity investments in California Water Service Group which was categorized as Level 1 of the fair value hierarchy. For the three and six months ended June 30, 2018, SJW Group recognized an unrealized gain of $140 and an unrealized loss of $527 due to the change in fair value of the company’s investment in California Water Service Group. During the six months ended June 30, 2018, SJW Group sold 17,660 shares of

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

California Water Service Group for $714, before fees of $2. SJW Group recognized a loss on the sale of the stock of approximately $87 and tax benefit of approximately $24, for a net loss of $63.

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
On June 19, 2019, the CPUC issued its final decision resolving the remaining issues in the GRC. Decision 19-06-010 denied the WRAM/SRM and authorized the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account balance of $1,243. San Jose Water Company is required to file a Tier 3 advice letter to recover this amount via a surcharge over a three-year period. Tier 3 advice letters typically require a higher level of review and formal resolution by the Commissioners for approval. The CPUC is expected to issue a decision in the third quarter of 2019.
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
In January 2017, a San Jose Water Company customer inquired about the company’s billing practice as it related to the proration of service charges in billing cycles where a rate change occurred. After reviewing its existing practice as well as those of other Class A water utilities, San Jose Water Company determined that it was appropriate to modify its existing practice to prorate service charges similar to the manner in which it prorates quantity charges - that is by applying both the old and new rates to the portion of the billing cycle for which the rates were in effect. This change was implemented on January 30, 2017, and retroactively applied to January 1, 2017. Subsequently, on May 8, 2017, the CPUC’s Water Division notified San Jose Water Company that it had violated Public Utilities Code 532 and other CPUC Orders and directed the company to file an advice letter providing refunds for the period of January 1, 2014, through December 31, 2016. As directed, San Jose Water Company filed Advice Letter 510 on June 6, 2017, to propose customer refunds in the amount of $1,794 for the same period. On June 22, 2017, San Jose Water Company was served with Complaint 17-06-009 regarding its billing practice for service charge rate changes. On August 11, 2017, the Water Division rejected Advice Letter 510 in light of the CPUC’s investigation into San Jose Water Company’s past and present billing practice. The billing issue was made a part of San Jose Water Company’s GRC proceeding. Testimony was provided by the Office of Ratepayer Advocates (now the Public Advocates Office

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

or “Cal PA”) on May 23, 2018. On June 8, 2018, the company provided its rebuttal testimony. On August 10, 2018, San Jose Water Company and Cal PA submitted a partial settlement agreement on issues presented in the GRC. Both the company and Cal PA settled on the billing issue limiting the duration from which to calculate customer refunds from June 1, 2011, through December 31, 2016. Accordingly, San Jose Water Company provided an additional reserve to cover the remaining period covered by the settlement. In accordance with Decision 18-11-025 for the GRC, San Jose Water Company filed Advice Letter No. 530 proposing total refunds of $2,020 for the period from June 1, 2011 through December 31, 2016. This advice letter became effective February 8, 2019, and refunds began on March 11, 2019. On April 22, 2019, the CPUC dismissed Complaint 17-07-009 citing the relief provided in Advice Letter No. 530 and the current OII on this matter. The Complainant filed an appeal with the CPUC to dispute the dismissal. This appeal is still pending before the CPUC.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into San Jose Water Company’s billing practice.  CPED calculated a refund obligation of approximately $2,061 for the years 2014 to 2016 that had been the subject of San Jose Water Company’s Advice Letter 510.  CPED calculated a further refund obligation of approximately $1,990 for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4,935.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on San Jose Water Company in amounts ranging from five hundred dollars to fifty thousand dollars per offense, per day. On October 15, 2018, San Jose Water Company filed a response to the OII with the CPUC, in which the company stated that it believes it would not be appropriate for the Commission to require refunds extending prior to June 2011, that no double billing has occurred and that no penalties should be imposed on the company. The company believed its potential loss was limited to the refund amount agreed to in the partial GRC settlement of $2,020. Such amount was refunded to customers through Advice Letter No. 530 which was effective February 8, 2019. A prehearing conference on the matter was concluded on January 7, 2019, and a scoping memorandum outlining the remaining part of the proceeding scheduled was issued on February 11, 2019. The scoping memorandum outlined the following issues to be determined: (1) Did San Jose Water Company overbill its customers for water service during the period from January 1987 to June 2011, (2) If San Jose Water Company overbilled its customers during the above period, should the Commission fine San Jose Water Company or impose some other form of penalty on it, and (3) Is this action subject to any statute of limitations including, but not limited to, Section 736 of the Public Utilities Code. On March 8, 2019, the assigned CPUC commissioner issued a scoping ruling in the OII confirming the scope determined at the prehearing conference. On March 18, 2019, witnesses for CPED and for the customer group Water Rate Advocates for Transparency, Equity, and Sustainability (“WRATES”) submitted testimony in the OII. The CPED witness updated their refund calculation to approximately $1,847 for the years 1987 to 2011. The WRATES witnesses supported refunds both for those years and for the alleged double-billing but did not propose specific refund amounts. Both CPED and WRATES witnesses supported imposition of a penalty. San Jose Water Company submitted its rebuttal testimony on April 8, 2019, challenging the claim that any overcharging had occurred and that additional customer refunds or credits were appropriate. San Jose Water Company’s rebuttal testimony corrected an error in CPED’s calculation, indicating that if refunds or credits were required they should not exceed $1,757 for the years 1987 to 2011. In sur-rebuttal testimony, CPED accepted that correction. An evidentiary hearing was held on June 3, 2019. On July 24, 2019, San Jose Water Company and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over San Jose Water Company’s past customer billing practices. The Agreement requires the company to pay approximately $2,100 in customer credits, consisting of $1,757 for refunds during the period from 1987 to 2011 and an additional $350 in customer credits to low income water customers, and invest $5,000 in utility plant that is not allowed an investment return or rate recovery. San Jose Water Company has recorded the $2,100 customer credit expense as an offset to revenues in the accompanying June 30, 2019, Condensed Consolidated Statements of Comprehensive Income. The $5,000 commitment to invest in utility plant will be recognized as plant in service on the company’s financial statements once invested. The Agreement is subject to final approval by the CPUC which is expected in the third quarter of 2019.
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
June 30, 2019
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
CLWSC subsequently amended its filing on April 30, 2018 to update the customer notice, and to replace estimates for April with recorded April 2018 information. This filing will return to the ratepayers the difference between the revenues collected under the existing rates and what water rates would have been using the 21% federal income tax rate now effective under the Tax Act. The accrued amounts for the period January 25, 2018 through April 30, 2018 were refunded along with the regular monthly Federal Tax Cut Credit (“FTCC”) on bills prepared during the month of June. The FTCC customer credit will continue to be reflected on customer bills every month until the implementation of new rates resulting from the next general rate case.

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
Based on ASC Topic 980-605-25, San Jose Water Company recognized a regulatory assets of $1,320 and $568 due to lost revenues accumulated in the 2019 WCMA account for the three and six months ended June 30, 2019, respectively. Of the $1,320 and $568 recognized in the 2019 WCMA account for the three and six months ended June 30, 2019, respectively, a reserve of $11 was recorded which is the estimated amount that will not be collected within the 24-month period, as required by the guidance. The amounts have been reflected in the 2019 WCMA balance shown in the table below.
San Jose Water Company recognized a regulatory assets of $4,118 and $3,410 due to lost revenues accumulated in the 2018 WCMA account for the three and six months ended June 30, 2018, respectively. Of the $4,118 and $3,410 recognized in the 2018 WCMA account for the three and six months ended June 30, 2018, respectively, a reserve of $407 was recorded which is the estimated amount that will not be collected within the 24-month period, as required by the guidance. Activity for the three and six months ended June 30, 2019, represents interest and reserve activity on the accumulated balance. For the three and six

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

months ended June 30, 2019, a reserve of $94 and $174, respectively, was recorded. The amounts have been reflected in the 2018 WCMA balance shown in the table below.
Cost of capital memorandum account was approved by the CPUC on March 14, 2018. The account tracks the difference between current water rates and the lower rates adopted in the cost of capital decision on March 22, 2018. San Jose Water Company recorded a regulatory liability of $198 and $1,363 in the cost of capital memorandum account for the three and six months ended June 30, 2018, with a corresponding reduction to revenue. Activity for the three and six months ended June 30, 2019, respectively, represents interest activity on the accumulated balance. The amount has been reflected in the cost of capital memorandum account balance shown in the table below.
The CPUC has directed San Jose Water Company to establish a memorandum account to capture the impact of the Tax Act on its regulated revenue requirement. The CPUC has indicated that any benefit from implementing the new law should ultimately be passed on to ratepayers. Accordingly, San Jose Water Company recorded a regulatory liability of $4,563 and $5,496 in the tax memorandum account for the three and six months ended June 30, 2018, respectively, with a corresponding reduction to revenue. Activity for the three and six months ended June 30, 2019, represents interest activity on the accumulated balance. The amount has been reflected in the tax memorandum account balance shown in the table below.

	Three months ended June 30, 2019				Three months ended June 30, 2018
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
2014-2017 WCMA*	$6,912	—	(1,597)	5,315	$7,055	220	2	7,277
2018 WCMA*	8,997	(39)	—	8,958	(708)	3,711	—	3,003
2019 WCMA*	(752)	1,309	—	557	—	—	—	—
2012 General Rate Case true-up	10,152	—	(2,421)	7,731	11,320	—	4	11,324
Cost of capital memorandum account	(1,532)	(8)	—	(1,540)	(1,309)	(198)	—	(1,507)
Tax memorandum account	(6,545)	(40)	—	(6,585)	(933)	(4,563)	—	(5,496)
All others	6,249	2,031	(1,088)	7,192	4,251	422	2	4,675
Total revenue accounts	$23,481	3,253	(5,106)	21,628	$19,676	(408)	8	19,276
Cost-recovery accounts:
Water supply costs	8,217	(1,058)	(1,247)	5,912	8,197	1,190	—	9,387
Pension	(1,237)	199	805	(233)	(2,298)	161	—	(2,137)
All others	1,015	3	(148)	870	—	—	—	—
Total cost-recovery accounts	$7,995	(856)	(590)	6,549	$5,899	1,351	—	7,250

Total	$31,476	2,397	(5,696)	28,177	$25,575	943	8	26,526

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

	Six months ended June 30, 2019				Six months ended June 30, 2018
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
2014-2017 WCMA*	$7,750	—	(2,435)	5,315	$6,679	596	2	7,277
2018 WCMA*	9,386	(428)	—	8,958	—	3,003	—	3,003
2019 WCMA*	—	557	—	557	—	—	—	—
2012 General Rate Case true-up	11,328	96	(3,693)	7,731	11,320	—	4	11,324
Cost of capital memorandum account	(1,523)	(17)	—	(1,540)	(144)	(1,363)	—	(1,507)
Tax memorandum account	(6,504)	(81)	—	(6,585)	—	(5,496)	—	(5,496)
All others	5,112	3,738	(1,658)	7,192	3,851	822	2	4,675
Total revenue accounts	$25,549	3,865	(7,786)	21,628	$21,706	(2,438)	8	19,276
Cost-recovery accounts:
Water supply costs	9,617	(1,803)	(1,902)	5,912	8,679	708	—	9,387
Pension	(1,843)	383	1,227	(233)	(2,459)	322	—	(2,137)
All others	1,090	6	(226)	870	—	—	—	—
Total cost-recovery accounts	$8,864	(1,414)	(901)	6,549	$6,220	1,030	—	7,250

Total	$34,413	2,451	(8,687)	28,177	$27,926	(1,408)	8	26,526

*    As of June 30, 2019, the reserve balance for the 2019 WCMA was $11 which has been included in the balance above. As of June 30, 2019, and 2018, the reserve balances for the 2018 WCMA was $174 and $407, respectively, which has been included in the balances above. As of June 30, 2018, the reserve balance for the 2017 WCMA was $938 which has been included in the balance above.
As of June 30, 2019, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,230. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Regulatory assets:
Postretirement pensions and other medical benefits	$66,233	66,233
Balancing and memorandum accounts, net	28,177	34,413
Other, net	3,240	2,979
Total regulatory assets, net in Consolidated Balance Sheets	97,650	103,625
Less: current regulatory asset, net	15,904	26,910
Total regulatory assets, net, less current portion	$81,746	76,715

Regulatory liability:
Income tax temporary differences, net	$57,901	59,149
Total regulatory liability in Consolidated Balance Sheets	$57,901	59,149

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

Note 11.	SJW Group and CTWS Merger
On March 14, 2018, SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group and CTWS entered into an Agreement and Plan of Merger to merge the two companies, SJW Group and CTWS, in an all-stock transaction (the “Merger”). On August 5, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into a Second Amended and Restated Agreement & Plan of Merger (as amended, the “Merger Agreement”), which among other things, changed the Merger to an all-cash transaction. Under the terms of the Merger Agreement, Hydro Sub, Inc. will merge with and into CTWS, with CTWS surviving the Merger as a wholly-owned subsidiary of SJW Group. Subject to the terms and conditions of the Merger Agreement, at the time at which the Merger becomes effective (the “Effective Time”), each share of common stock, without par value, of CTWS (“CTWS Common Share”), other than CTWS Common Shares directly or indirectly owned by SJW Group, Hydro Sub, Inc., CTWS or any of their respective subsidiaries (in each case, other than any CTWS Common Shares held on behalf of third parties), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $70.00 per share in cash (without interest and less any applicable withholding taxes).
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
On December 3, 2018, PURA issued a proposed final decision denying the application by SJW Group and CTWS for approval of the Merger. On December 5, 2018, PURA conditionally granted SJW Group’s and CTWS’s motion to suspend the schedule permitting SJW Group and CTWS to file new evidence that was unavailable before the close of the record in the proceeding for PURA’s consideration. On December 14, 2018, SJW Group and CTWS filed a motion to reopen the record and extend the procedural schedule to admit new evidence that was submitted concurrent with the motion (“Motion to Reopen”). On January 4, 2019, PURA denied the Motion to Reopen concluding that the concessions and offers of commitments did not constitute new evidence and to the extent that some of the filed material contains “new” evidence, the material was insufficient to warrant reopening. On January 9, 2019, SJW Group and CTWS withdrew their application before PURA. PURA closed the docket without issuing a final decision on January 11, 2019. After a thorough review conducted by the management and boards of both companies with the support of their respective local Connecticut regulatory counsel, on April 3, 2019, SJW Group and CTWS filed a new application with PURA for approval of the Merger.
In support of the new application, SJW Group has made certain regulatory commitments, which are subject to PURA approval, that are designed to demonstrate that the Merger is in the public interest, including many which go beyond those included in the previous application. In this regard, the new application includes a commitment for CTWS’s Connecticut utilities not to file a general rate case for new base rates to become effective prior to January 1, 2021, as well as a provision for a bill credit for customers. In addition, SJW Group has committed that CTWS’s Connecticut utilities will not seek recovery, in rates, of the merger premium or other costs incurred in connection with the Merger. With respect to current CTWS's Connecticut employees, the new application provides that there will be no layoffs as a result of the Merger and that, for at least three years following completion of the Merger, CTWS’s Connecticut utilities will maintain their current combined staffing levels. To enhance the independence and local control of CTWS and its Connecticut utilities, the new application provides that each of their boards of directors will have a majority of independent directors and a majority of directors who reside in New England. SJW Group has also committed to certain “ring-fencing” measures to enhance CTWS’s separateness from SJW Group and to mitigate the risk that CTWS would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting SJW Group or its current affiliates, including the creation of a special purpose entity to hold SJW Group’s interest in CTWS. In addition, the new application provides that CTWS and its Connecticut utilities will be subject to a limitation on dividends in the event of certain credit rating downgrades or if payment of a dividend could result in CTWS being unable to maintain its weighted average consolidated equity ratio at or above a specified minimum. Additional commitments cover maintenance of Connecticut Water’s headquarters in Connecticut, environmental measures, operational matters, customer service and additional measures to support local control. On July 3, 2019, SJW Group and CTWS entered into a settlement with the Department of Energy and Environmental Protection and the Office of Consumer Counsel which modifies and adds commitments that will provide additional, direct long-term customer and environmental benefits, enhance local control and provide supplemental financial protections to customers. The revised commitments include converting to a one-time credit from a credit paid out over a one-year period, the addition of a customer credit provided to customers over a ten-year period, additional customer protections, numerous environmental commitments that have been enhanced or added and the addition of a

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

most favored nations clause with respect to Maine. Such most favored nations provision would guarantee that any additional commitments made by SJW Group and CTWS to the Maine Public Utilities Commission (“MPUC”) in connection with the Merger application would also be included in the PURA commitments in Connecticut. PURA has scheduled a hearing on July 26, 2019, to review the application and is expected to issue a final decision by September 4, 2019.
On December 20, 2018, the MPUC staff issued a stay in the reorganization proceeding pending resolution of the regulatory filing in Connecticut. On January 10, 2019, following the withdrawal of the PURA application, the Maine Water Company notified the MPUC of such withdrawal in a status report. On January 23, 2019, the Maine Water Company filed notice of its intent to voluntarily withdraw its application without prejudice, reserving the right to refile at a later date. Later that day, the MPUC acknowledged receipt of the Maine Water Company’s notice and issued notice closing the docket. After a thorough review conducted by the management and boards of both companies with the support of their respective local Maine regulatory counsel, SJW Group and CTWS announced on February 20, 2019, that they intended to file for merger approval with MPUC during the second quarter of 2019. On May 3, 2019 Maine Water Company filed a new application for MPUC approval of the Merger. The application is consistent with the PURA application and Maine Water Company has agreed to regulatory commitments similar and proportional to those made in the PURA application, where applicable. Since May 3, 2019 the parties have engaged in discovery and preliminary settlement negotiations. The Maine Office of Public Advocate has retained a consultant to review the Merger; his testimony was filed on July 10, 2019.
In addition, because the prior clearance of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) was due to expire on April 27, 2019, SJW Group withdrew its prior HSR filing and refiled for clearance under the HSR Act on April 4, 2019. The Federal Trade Commission’s Premerger Notification Office granted early termination of the new HSR Act waiting period on April 15, 2019, extending the expiration to April, 15, 2020.
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
Class Action Suits Related to the Merger
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. The parties to the lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court granted the parties’ motion to stay on November 14, 2018. On November 20, 2018, the plaintiffs filed an opening brief in support of their fee application. The initial stay of proceedings expired on February 28, 2019. On March 1, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay was to continue until May 29, 2019. On May 29, 2019, the court granted the parties’ motion to continue the stay and such stay was further extended until September 11, 2019. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed at such time when the transaction closes. SJW Group has determined that the likelihood of loss related to these class-action complaints is remote.
Additional complaints have been filed in connection with the Merger but neither SJW Group nor any of its officers or directors are named as defendants therein. On October 5, 2018, certain shareholders of CTWS filed two complaints, one individually and the other as a putative class action, in each case, in the United States District Court for the District of Connecticut against CTWS and the CTWS board of directors. The complaints allege that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the actions seek an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement;

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2019
(in thousands, except share and per share data)

(4) declaring that the defendants have violated Sections 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit. CTWS has entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs. The settlements provide for the dismissal of the actions subject to, among other things, CTWS making certain additional disclosures, which CTWS included in the definitive proxy statement in connection with the Merger.
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in San Jose Water Company’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring customer credits to customers totaling $2,020. That amount was refunded to customers pursuant to San Jose Water Company’s Advice Letter No. 530, effective February 8, 2019. See discussion on the matter in Note 8, “Regulatory Rate Filings.” On July 24, 2019, San Jose Water Company and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over San Jose Water Company’s past customer billing practices. The Agreement requires the company to pay approximately $2,100 in customer credits, consisting of $1,757 for refunds during the period from 1987 to 2011 and an additional $350 in customer credits to low income water customers, and invest $5,000 in utility plant that is not allowed an investment return or rate recovery. San Jose Water Company has recorded the $2,100 customer credit expense as an offset to revenues in the accompanying June 30, 2019, Condensed Consolidated Statements of Comprehensive Income. The $5,000 commitment to invest in utility plant will be recognized as plant in service on the company’s financial statements once invested. The Agreement is subject to final approval by the CPUC which is expected in the third quarter of 2019.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 17,000 connections that serve approximately 51,000 people. CLWSC’s service area comprises more than 246 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

SJW Land Company owned the following real properties during the six months ended June 30, 2019:

				% for Six months ended June 30, 2019 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	45%	39%
Commercial building	Knoxville, Tennessee	15	135,000	55%	61%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	103	N/A	N/A	N/A
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
Hydro Sub, Inc., a wholly-owned subsidiary of SJW Group, is a Connecticut corporation that was formed on March 9, 2018, for the sole purpose of effecting the proposed merger of SJW Group and Connecticut Water Service, Inc. (“CTWS”) (the “Merger”). On March 14, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into an Agreement and Plan of Merger for SJW Group to effect a merger with CTWS in an all-stock transaction. On August 5, 2018, SJW Group, Hydro Sub, Inc. and CTWS entered into a Second Amended and Restated Agreement & Plan of Merger (as amended, the “Merger Agreement”), which provided, among other things, that SJW Group will acquire CTWS in an all-cash transaction. Under the terms of the Merger Agreement, at the closing of the Merger, each issued and then outstanding share of common stock of CTWS will be automatically converted into the right to receive an amount in cash equal to $70.00 per share. The transaction was approved by the boards of directors of both companies and on November 16, 2018 by CTWS shareholders and is subject to the satisfaction of customary closing conditions and approval by certain regulators. Under certain circumstances, SJW Group will be obligated to pay a termination fee of $42.5 million to CTWS if the Merger Agreement is terminated by SJW Group, including without limitation in the event that SJW Group materially breaches its non-solicitation obligations or SJW Group enters into an alternative acquisition agreement, in each case subject to the terms of the Merger Agreement. Pursuant to the terms of the Merger Agreement, SJW Group may be required to reimburse CTWS up to $5 million of certain fees and expenses (any termination fee payable by SJW Group under the Merger Agreement would be reduced by such amount) if the Merger Agreement is terminated under certain circumstances. Recent updates related to the Merger include the following:

•
On December 3, 2018, the Connecticut Public Utilities Regulatory Authority (“PURA”) issued a proposed final decision denying the application by SJW Group and CTWS for approval of the Merger. On December 5, 2018, PURA conditionally granted SJW Group’s and CTWS’s motion to suspend the schedule permitting SJW Group and CTWS to file new evidence that was unavailable before the close of the record in the proceeding for PURA’s consideration. On December 14, 2018, SJW Group and CTWS filed a motion to reopen the record and extend the procedural schedule to admit new evidence that was submitted concurrent with the motion (“Motion to Reopen”). On January 4, 2019, PURA denied the Motion to Reopen, concluding that the concessions and offers of commitments did not constitute new evidence and to the extent that some of the filed material contained “new” evidence, the material was insufficient to warrant reopening. On January 9, 2019, SJW Group and CTWS withdrew their application before PURA . PURA closed the docket without issuing a final decision on January 11, 2019. After a thorough review conducted by the management and boards of both companies with the support of their respective local Connecticut regulatory counsel, on April 3, 2019, SJW Group and CTWS filed a new application with PURA for approval of the Merger.

•
In support of the new application, SJW Group has made certain regulatory commitments, which are subject to PURA approval, that are designed to demonstrate that the Merger is in the public interest, including many which go beyond those included in the previous application. In this regard, the new application includes a commitment for CTWS’s Connecticut utilities not to file a general rate case for new base rates to become effective prior to January 1, 2021, as well as to provide a bill credit for customers for CTWS’s Connecticut utilities. In addition, SJW Group has committed that CTWS’s Connecticut utilities will not seek recovery in rates, of the merger premium or other costs incurred in connection with the Merger. With respect to current CTWS's Connecticut employees, the new application provides that there will be no layoffs as a result of the Merger and that, for at least three years following completion of the Merger, CTWS’s Connecticut utilities will maintain their current combined staffing levels. To enhance the independence and local control of CTWS and its Connecticut utilities, the new application provides that each of their boards of directors will have a majority of independent directors and a majority of directors who reside in New England. SJW Group has also committed to certain “ring-fencing” measures to enhance CTWS’s separateness from SJW Group and to mitigate the risk that CTWS would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting SJW Group or its current affiliates, including the creation of a special purpose entity to hold SJW Group’s interest in CTWS. In addition, the new application provides that CTWS and its Connecticut utilities will be subject to a limitation on dividends in the event of certain credit rating downgrades or if payment of a dividend could result in CTWS being unable to maintain its weighted average consolidated equity ratio at or above a specified minimum. Additional commitments cover maintenance of Connecticut Water’s headquarters in Connecticut, environmental measures, operational matters, customer service and additional measures to support local control. On July 3, 2019, SJW Group and CTWS entered into a settlement with the Department of Energy and Environmental Protection and the Office of Consumer Counsel which modifies and adds commitments that will provide additional, direct long-term customer and environmental benefits, enhance local control and provide supplemental financial protections to customers. The revised commitments include converting to a one-time credit from a credit paid out over a one-year period, the addition of a customer credit provided to customers over a ten-year period, additional customer protections, numerous environmental commitments that have been enhanced or added and the addition of a most favored nations clause with respect to Maine. PURA has scheduled a hearing on July 26, 2019 to review the settlement and is expected to issue a final decision by September 4, 2019.

•
On December 20, 2018, the Maine Public Utilities Commission (“MPUC”) staff issued a stay in the reorganization proceeding pending resolution of the regulatory filing with PURA. On January 10, 2019, following the withdrawal of the PURA application, the Maine Water Company notified the MPUC of such withdrawal in a status report. On January 23, 2019, the Maine Water Company filed notice of its intent to voluntarily withdraw its application without prejudice, reserving the right to refile at a later date. Later that day, the MPUC acknowledged receipt of the Maine Water Company’s notice and issued notice closing the docket. After a thorough review conducted by the management and boards of both companies with the support of their respective local Maine regulatory counsel, SJW Group and CTWS announced on February 20, 2019, that they intended to file for merger approval with MPUC during the second quarter of 2019. On May 3, 2019, Maine Water Company filed a new application for the MPUC approval of the Merger. The application is consistent with the PURA Application and Maine Water Company has agreed to regulatory commitments similar and proportional to those made in the PURA application. Since May 3, 2019, the parties have engaged in discovery and preliminary settlement negotiations. On July 10, 2019, the Maine Office of Public Advocate (“OPA”) filed direct testimony stating that the Merger as proposed did not meet the statutory criteria for approval, but the OPA also noted that it might support (or not oppose) the Merger application if the Merger were subject to certain conditions, including significant protections to insulate ratepayers from financial risk associated with the Merger. The OPA further indicated that they would continue to work with the parties on conditional approval, and the OPA has continued to engage in settlement discussions. A final date for resolution of the Maine proceeding has not been set, but the parties have discussed concluding the case no later than September.

•
While SJW Group believes that no prior authorization of the California Public Utilities Commission (“CPUC”) is required for the Merger, the CPUC previously issued an Order Instituting Investigation (“OII”) to investigate the Merger, to consider whether it is subject to CPUC approval and its likely impacts within California. The assigned commissioner’s Scoping Memo issued September 7, 2018, had adopted a schedule providing for the CPUC to vote on a proposed decision in December 2018. However, as a result of unexpected delays in the CPUC’s scheduling of a planned public participation hearing, which was held January 31, 2019, issuance of a proposed decision was initially delayed. On March 4, 2019, the presiding administrative law judge suspended the CPUC investigation until a final decision is issued by PURA. We are unable to predict what action, if any, the CPUC will take with respect to the Merger upon the conclusion of the OII proceeding and the impact of any such action to the timing, completion or benefits of the Merger. For a further description of certain risk factors relating to the Merger, please see the section beginning “The CPUC has initiated an investigation into the Merger…” in Item 1A, “Risk Factors” in SJW Group’s Form 10-Q for the quarter ended June 30, 2019.

•
In addition, because the prior clearance of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) was due to expire on April 27, 2019, SJW Group withdrew its prior HSR filing and refiled for clearance under the HSR Act on April 4, 2019. The Federal Trade Commission’s Premerger Notification Office granted early termination of the new HSR Act waiting period on April 15, 2019, extending the expiration to April 15, 2020.

There is no guarantee that the Merger will be completed, and the failure to complete the proposed merger may adversely affect the financial condition and results of operations of the company. For a description of certain risk factors relating to the Merger, please see Item 1A, “Risk Factors” in SJW Group’s Form 10-Q for the quarter ended June 30, 2019.

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
New Accounting Pronouncements:
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20: “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which aims to improve the overall usefulness of disclosure to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures.  This update is effective for SJW Group during the year ending December 31, 2020.  Retrospective adoption is required and early adoption is permitted.  Management is currently evaluating the effect that the new standard will have on its defined benefit plan disclosures.
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
Overview
SJW Group’s consolidated net income for the three months ended June 30, 2019, was $13,538, an increase of $667, or approximately 5%, from $12,871 for the same period in 2018. SJW Group’s consolidated net income for the six months ended June 30, 2019, was $19,411, an increase of $5,255, or approximately 37%, from $14,156 for the same period in 2018. The increase in net income for the three months ended June 30, 2019, was primarily due to an increase in operating revenue as a result of higher customer water rates and the net recognition of certain balancing and memorandum accounts, an increase in interest income earned on the money market fund investment, and a decrease in costs incurred related to our proposed merger with CTWS. These items were offset by an increase in production expenses due to higher per unit costs for purchased water, groundwater extraction and energy charges, an increase in general and administrative expenses, and an increase in depreciation expenses due to assets placed in service in 2018, The increase in net income for the six months ended June 30, 2019, was primarily due to an increase in operating revenue as a result of higher customer water rates and net recognition of certain balancing and memorandum accounts, a decrease in production expenses due to an increase in the use of available surface water, an increase in interest income earned on the proceeds from the equity offering in December 2018, and a decrease in costs incurred related to the proposed merger with CTWS, offset by an increase in general and administrative expenses, and an increase in depreciation expenses due to assets placed in service in 2018.

Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Water Utility Services	$101,596	97,765	$177,912	171,466
Real Estate Services	1,369	1,321	2,735	2,662
	$102,965	99,086	$180,647	174,128
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2019 vs. 2018		Six months ended June 30, 2019 vs. 2018
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$(2,170)	(2)%	$(6,023)	(4)%
Increase in customers	855	1%	1,655	1%
Rate increases	3,624	4%	6,741	4%
OII customer rate credits	(2,100)	(2)%	(2,100)	(1)%
Balancing and memorandum accounts:
Water Conservation Memorandum Account (“WCMA”)	(2,661)	(3)%	(3,470)	(2)%
Cost of capital memorandum account	190	—%	1,346	1%
Tax memorandum account	4,523	4%	5,415	3%
Tax regulatory liability - Texas	(37)	—%	(130)	—%
All others	1,607	2%	3,012	2%
Real Estate Services	48	—%	73	—%
	$3,879	4%	$6,519	4%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Water Utility Services	$76,920	71,920	$138,346	134,509
Real Estate Services	1,008	891	1,899	1,740
All Other	3,066	3,476	6,023	7,749
	$80,994	76,287	$146,268	143,998

The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2019 vs. 2018		Six months ended June 30, 2019 vs. 2018
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(3,033)	(4)%	$(7,298)	(5)%
Change in usage and new customers	(600)	(1)%	(2,965)	(2)%
Purchased water and groundwater extraction charge and energy price increase	3,638	5%	6,362	4%
Balancing and memorandum accounts cost recovery	2,247	3%	2,509	2%
Total water production expenses	2,252	3%	(1,392)	(1)%
Administrative and general	1,488	2%	2,233	2%
Balance and memorandum account cost recovery	(38)	—%	(60)	—%
Maintenance	133	—%	(2)	—%
Property taxes and other non-income taxes	398	—%	660	1%
Depreciation and amortization	1,445	2%	3,007	2%
Merger related expenses	(971)	(1)%	(2,176)	(2)%
	$4,707	6%	$2,270	2%
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2019	2018			2019	2018
Purchased water	5,941	6,402	(461)	(4)%	9,103	10,258	(1,155)	(6)%
Groundwater	2,402	2,874	(472)	(4)%	4,235	5,652	(1,417)	(8)%
Surface water	1,885	1,167	718	7%	3,462	1,704	1,758	10%
Reclaimed water	179	181	(2)	—%	224	251	(27)	—%
	10,407	10,624	(217)	(1)%	17,024	17,865	(841)	(4)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for June 30, 2019, and 2018 approximated 7.8%, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by Water Utility Services’ main replacements and lost water reduction programs.
Water Production Expenses
The change in water production expenses for the three and six months ended June 30, 2019, compared to the same periods in 2018, was primarily attributable to increased use of surface water and a decrease in customer usage, offset by higher per unit costs for purchased water, groundwater extraction and energy charges and cost-recovery balancing and memorandum accounts. Effective July 1, 2018, SCVWD increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%. San Jose Water Company was notified by the SCVWD that the unit price of purchased water and the groundwater extraction charge was increased 6.1% and 6.6%, respectively, effective July 1, 2019.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $2,455 for the three months ended June 30, 2019, compared to the same period in 2018. The increase was primarily attributable to an increase of $1,450 in administrative and general expenses primarily due to annual wage increases, integration costs for the proposed merger with CTWS and contracted work, an increase of $1,445 in depreciation and amortization expense due to increases in utility plant, an increase in property and other non-income taxes of $398 primarily due to an increase in utility plant additions and annual assessments and an increase of $133 in maintenance expenses. These increases were offset partially by a decrease of $971 in merger related expenses incurred in connection with the company’s proposed merger with CTWS.
Operating expenses, excluding water production expenses, increased $3,662 for the six months ended June 30, 2019, compared to the same period in 2018. The increase was primarily attributable to an increase of $3,007 in depreciation and amortization expense due to increases in utility plant, an increase of $2,173 in administrative and general expenses primarily due to annual wage increases, integration costs for the pending merger with CTWS and contracted work, an increase in property and other non-income taxes of $660 primarily due to an increase in utility plant additions and annual assessments. These increases were offset partially by a decrease of $2,176 in merger related expenses incurred in connection with the company’s proposed merger with CTWS and a decrease in maintenance expenses.
Other (Expense) Income
For the three and six months ended June 30, 2019, compared to the same periods in 2018, the change in other (expense) income was primarily due to interest income earned on the invested proceeds from the equity offering in December 2018.
Provision for Income Taxes
For the three and six months ended June 30, 2019, compared to the same period in 2018, income tax expense increased $124 and $2,749, respectively. The increase in income tax expense is primarily due to a higher pre-tax income. The effective consolidated income tax rates were 23% and 24% for the three months ended June 30, 2019 and 2018, respectively, and 24% and 20% for the six months ended June 30, 2019, and 2018, respectively. The lower effective tax rate for the six months ended June 30, 2018 was due to recognition of excess tax benefits of $764 relating to stock-based compensation. In comparison, the excess tax benefits recognized for the six months ended June 30, 2019 was $64.
SJW Group expects the regulators and the Internal Revenue Service to issue guidance in future periods that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Act. At this time, the company has applied a reasonable interpretation of the Tax Act, although future clarification of the Tax Act and regulatory decisions may change the amounts estimated.
Water Supply
On July 1, 2019, SCVWD’s 10 reservoirs were approximately 60% of total capacity with 100,322 acre-feet of water in storage, which is 100% of the twenty-year average for this date. As reported by the SCVWD, there was 15.67 inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2018. Rainfall at San Jose Water Company’s Lake Elsman was measured at 62.99 inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the SCVWD’s total annual water supply. As of July 1, 2019, the SCVWD reported that allocations from the state and federal water project are approximately 75% and 100%, respectively, of amounts requested in 2019. SCVWD also reported that the managed groundwater recharge from January to June in the Santa Clara Plain was 84% of the five-year average. The groundwater level in the Santa Clara Plain is approximately the same as last June and 23 feet higher than the five-year average. According to SCVWD, the projected total groundwater storage at the end of 2019 is expected to fall within the normal stage of the SCVWD’s Water Shortage Contingency Plan.
On July 1, 2019, San Jose Water Company’s Lake Elsman contained 5,033 acre-feet of water, of which approximately 4,573 acre-feet can be utilized for treatment. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the SCVWD. Production from the Montevina Surface Water Treatment Plant in the first quarter was 3,108 million gallons, which is 292% of the five-year average. San Jose Water Company’s smaller Saratoga Water Treatment Plant produced 353 million gallons through the second quarter, which is 205% of the five-year average. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2019.

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
Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2019, SJW Group generated cash flows from operations of approximately $49,800, compared to $45,400 for the same period in 2018. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $4,400. This increase was the result of a combination of the following factors: (1) general working capital and net income, adjusted for non-cash items increased by $7,200, (2) increase in collection in balancing and memorandum accounts of $4,800, offset by (3) decrease in net payments of taxes payable by $5,700, and (4) decrease in collections of previously billed and accrued receivables by $1,900.
As of June 30, 2019, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2018. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
In connection with the proposed merger with CTWS, SJW Group incurred professional fees of $1,775 and $4,376 for the three and six months ended June 30, 2019, respectively. SJW Group anticipates incurring additional merger related expenses through the anticipated close of the transaction which will negatively impact operating cash flows.
Cash Flow from Investing Activities
During the six months ended June 30, 2019, SJW Group used cash flows in investing activities of approximately $72,500, compared to $67,400 for the same period in 2018. SJW Group used approximately: (1) $62,300 of cash for company-funded capital expenditures, (2) $7,800 for developer-funded capital expenditures, and (3) $3,000 in utility plant retirement costs.
Water Utility Services’ budgeted capital expenditures for 2019, exclusive of capital expenditures financed by customer contributions and advances, are approximately $131,000. As of June 30, 2019, approximately $62,300 or 48% of the $131,000 has been spent.
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

Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019, increased by approximately $800 from the same period in the prior year, primarily as a result of (1) a decrease in net borrowings on our lines of credit of $79,000, (2) a $5,500 increase in dividends paid, offset by (3) net proceeds of $79,100 from new long-term debt, (4) an increase in proceeds from other changes, net of $3,300 primarily due to less taxes paid related to net share settlement of stock-based compensation awards, and (5) $3,100 increase in cash receipts from advances and contributions in aid of construction.
Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 47% debt and 53% equity. As of June 30, 2019, San Jose Water Company’s funded debt and equity were approximately 49% and 51%, respectively.
Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity securities, all of which will be consistent with regulator guidelines.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2019.
On March 28, 2019, San Jose Water Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $80,000 of its 4.29% Senior Notes, Series M (the “Notes”) to the Purchasers. The Notes are unsecured obligations of San Jose Water Company, due on April 1, 2049. Interest is payable semi-annually in arrears on April 1st and October 1st of each year. The Note Purchase Agreement contains customary affirmative and negative covenants for as long as the Notes are outstanding. The Notes are also subject to customary events of default, the occurrence of which may result in all of the Notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the Note Purchase Agreement. As of June 30, 2019, San Jose Water Company was in compliance with all such covenants.
SJW Group’s unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2019.
San Jose Water Company’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2019, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2019, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of June 30, 2019, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At June 30, 2019, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $90,000. The lines of credit bear interest at variable rates and expire on June 1, 2021. During 2019, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 3.37%. The SJW Group and SJWTX, Inc.

unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of June 30, 2019, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of June 30, 2019, San Jose Water Company was in compliance with all covenants.
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
Funding for SJW Group’s proposed all-cash merger with CTWS is expected to be provided through equity and/or debt financing, existing cash balances and cash flow from operations. SJW Group has received a financing commitment letter from lenders, including JPMorgan Chase Bank, N.A., Barclays Bank PLC, Royal Bank of Canada and UBS AG, Stamford Branch to provide a senior unsecured bridge loan facility of up to $975 million in the event that SJW Group is unable to secure other financing for the merger at or prior to the time the merger is completed; however, such commitments include customary conditions to funding. There is no guarantee that all of theses funding conditions will be satisfied for the funding to occur. Subsequent to the net proceeds received by SJW Group from the public offering of common stock in 2018, the facility commitment was reduced to $563 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Group is subject to market risks in the normal course of business, including changes in interest rates and pension plan asset values. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through SJW Group’s variable rate lines of credit. San Jose Water Company sponsors a noncontributory pension plan for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate and investment returns on plan assets.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Class Action Suits Related to the Merger
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. The parties to the lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court granted the parties’ motion to stay on November 14, 2018. On November 20, 2018, the plaintiffs filed an opening brief in support of their fee application. The stay of proceedings expired on February 28, 2019. On March 1, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay was to continue until May 29, 2019. On May 29, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay be continued until September 11, 2019. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed at such time as the transaction closes. SJW Group has determined that the likelihood of loss related to these class-action complaints is remote.
Additional complaints have been filed in connection with the Merger but neither SJW Group nor any of its officers or directors are named as defendants therein. On October 5, 2018, certain shareholders of CTWS filed two complaints, one individually and the other as a putative class action, in each case, in the United States District Court for the District of Connecticut against CTWS and the CTWS board of directors. The complaints allege that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the actions seek an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Section 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit. CTWS has entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs. The settlements provide for the dismissal of the actions subject to, among other things, CTWS making certain additional disclosures, which CTWS included in the definitive proxy statement in connection with the Merger.
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in San Jose Water Company’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring refunds to customers totaling $2.02 million. That amount was refunded to customers pursuant to San Jose Water Company’s Advice Letter No. 530, effective February 8, 2019. See discussion on the matter in Note 8, “Regulatory Rate Filings.” On July 24, 2019, San Jose Water Company and CPED jointly filed a motion with CPUC approval of a Settlement Agreement (“Agreement”) over San Jose Water Company’s past customer billing practices. The Agreement requires the company to pay approximately $2.1 million in customer credits, consisting of $1.7 million for refunds during the period from 1987 to 2011 and an additional $0.4 million in customer credits to low income water customers, and invest $5 million in utility plant that is not allowed an investment return or rate recovery. San Jose Water Company has recorded the $2.1 million customer credit expense as an offset to revenues in the accompanying June 30, 2019, Condensed Consolidated Statements of Comprehensive Income. The $5 million commitment to invest in utility plant will be recognized as plant in service on the company’s financial statements once invested. The Agreement is subject to final approval by the CPUC which is expected in the third quarter of 2019.
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
The following discusses certain risk factors relating to the proposed merger with CTWS and does not include all of the risk factors associated with the proposed merger and the combined company after the proposed merger. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2018 and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factors listed and referenced below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2018 and SJW Group’s Form 10-Q for the three months ended March 31, 2019.
Risks Related to the Merger
We may not be able to obtain the necessary regulatory approvals to complete the Merger, and even if such approval is obtained, regulatory authorities may impose conditions that could have an adverse effect on us.
Completion of the Merger is contingent upon, among other things, the receipt of all required regulatory approvals, including the approvals of PURA and the MPUC. On December 3, 2018, PURA issued a proposed final decision denying the joint application by SJW Group and CTWS for the approval of the Merger. On January 9, 2019, SJW Group and CTWS withdrew our application before PURA and, on January 11, 2019, PURA closed the docket without issuing a final decision. On January 23, 2019, the Maine Water Company (“MWC”), a wholly-owned subsidiary of CTWS, filed notice of its intent to voluntarily withdraw its application without prejudice, reserving the right to refile at a later date. On April 3, 2019, SJW Group and CTWS filed a new application with PURA for approval of the proposed Merger. On July 3, 2019, SJW Group and CTWS entered into a settlement with the Department of Energy and Environmental Protection and the Office of Consumer Counsel which modifies and adds commitments that will provide additional, direct long-term customer and environmental benefits, enhance local control and provide supplemental financial protections to customers. PURA has scheduled a hearing on July 26, 2019 to review the settlement and is expected to issue a final decision by September 4, 2019. In Maine, MWC filed a new application, dated May 3, 2019, for MPUC approval of the Merger. Since May 3, 2019 the parties to the Maine case have proceeded along two tracks: a litigation track, and a settlement track. With regard to the settlement track, the parties have held two meetings with a third scheduled for July 22, 2019. On the litigation track, MWC has filed direct testimony and responded to discovery requests. On July 10, 2019, the Maine Office of Public Advocate (“OPA”) filed direct testimony stating that the Merger as proposed did not meet the statutory criteria for approval, but the OPA also noted that it might support (or not oppose) the Merger application if the Merger were subject to certain conditions, including significant protections to insulate ratepayers from financial risk associated with the Merger. The OPA further indicated that they would continue to work with the parties on conditional approval, and the OPA has continued to engage in settlement discussions. A final date for resolution of the Maine proceeding has not been set, but the parties have discussed concluding the case no later than September. We expect to incur additional expenses in connection with the new applications. Furthermore, there is no guarantee that PURA and MPUC will approve any new application on a timely basis or at all, and failure to obtain approval would prevent the completion of the Merger. Any uncertainty, delay or denial of regulatory approval for the Merger could adversely affect our business, financial condition and stock price.
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
Completion of the Merger is not assured and is subject to risks, including risks that approval by governmental entities will not be obtained or will be delayed or that certain other closing conditions will not be satisfied. If the Merger is not completed, or is completed on different terms than as contemplated by the Merger Agreement, our ongoing businesses, financial results and stock price may be adversely affected and we will be subject to several risks, including the following:

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
In addition to the required regulatory clearances, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits expected to result from elimination of duplicative public company and other related costs that we expect to achieve if the Merger is successfully completed within its expected time frame.
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
We are unable to predict what action, if any, the CPUC will take with respect to the Merger upon the conclusion of the OII proceeding and, therefore, no assurance can be given that such action will not delay or prevent completion of the Merger or impose costs on us, which costs may be material and may negate some or all of the benefits that we expect as a result of the Merger. If we or CTWS terminate the Merger Agreement on the grounds that a legal restraint prevents completion of the Merger, and such restraint arises from, is issued by or is in connection with the CPUC decision, or the CPUC has imposed terms or conditions in connection with the Merger that would reasonably be expected to have a material adverse effect on the combined company, then we will be required to reimburse CTWS’s expenses up to $5 million.
Completion of the CPUC’s investigation is not a condition to the consummation of the Merger. Based on the CPUC’s current suspended status of the investigation, it is unlikely that its investigation would be completed prior to the final PURA decision. Accordingly, we may be required to consummate the Merger prior to the CPUC’s issuance of an order with respect to its investigation. In such a circumstance, we may nevertheless be subject to any terms and conditions imposed on us by such an order and to any additional costs associated therewith. Such costs may be material and may reduce some or all of the benefits that we expect as a result of the Merger.
The Merger Agreement with CTWS may be terminated in certain circumstances, which would result in the benefits of the Merger not being realized.
Either we or CTWS may terminate the Merger Agreement under certain circumstances, including, if the Merger has not been consummated by August 5, 2019, (unless such date is extended automatically to November 5, 2019, pursuant to the terms of the Merger Agreement). We currently expect the August 5, 2019 date to be automatically extended to November 5, 2019 pursuant to the terms of the Merger Agreement. This termination right will not be available to a party if such failure of the Merger to occur on or before such dates is the result of a material breach of any representation, warranty, covenant or agreement of the

Merger Agreement by such party. If we are not able to complete the Merger by the relevant date, even if we decide not to terminate the Merger Agreement, we may not be able to prevent CTWS from exercising its right to terminate the Merger Agreement.
In addition, if the Merger Agreement is terminated under certain circumstances, CTWS may be required to pay SJW Group a termination fee of $28.1 million. Similarly, if the Merger Agreement is terminated under certain circumstances, we may be required to pay CTWS a termination fee of $42.5 million or, under certain circumstances, to reimburse CTWS’s expenses up to $5 million. A termination of the Merger Agreement prior to consummation of the Merger may adversely affect our business and stock price, and we would incur significant expenses without realizing the benefits expected from the Merger.
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
We cannot specify with any certainty the particular uses of the net proceeds that we received from the equity offering, and we may spend or invest these proceeds in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our business, financial condition and stock price.
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
The parties to the above lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle these lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court granted the parties’ motion to stay on November 14, 2018. The initial stay of proceedings expired on February 28, 2019. On March 1, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay was to continue until May 29, 2019. On May 29, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay be continued until September 11, 2019. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed at such time as the Merger closes.
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
In order to satisfy the ring-fencing commitments, SJW Group will form a wholly-owned special purpose entity (“SPE”) to own the capital stock of CTWS, and the SPE, CTWS and their subsidiaries (collectively, the “CTWS Entities”) will adopt certain measures designed to enhance their separateness from SJW Group, with the intention of mitigating the effects on the CTWS Entities of any bankruptcy of SJW Group and its affiliates other than the CTWS Entities (collectively, the “Non-CTWS Entities”).  As a result of these ring-fencing measures, in certain situations, SJW Group will be restricted in its ability to access assets of the CTWS Entities as dividends or intracompany loans to satisfy the debt or contractual obligations of any Non-CTWS Entity, including any indebtedness or other contractual obligations of SJW Group. In addition, the ring-fencing structure may negatively impact SJW Group’s ability to achieve certain benefits, including synergies and economies of scale to reduce operating costs of the combined entity, that it anticipates resulting from the Merger. Similar provisions have been proposed in the Maine proceeding with MPUC.
This ring-fenced structure would also subject SJW Group and the CTWS Entities to certain governance, operational and financial restrictions following the closing of the Merger. Accordingly, SJW Group may be restricted in its ability to direct the management, policies and operations of the CTWS Entities, including the deployment or disposition of their respective assets, declarations of dividends, strategic planning and other important corporate issues. Further, the CTWS Entities’ directors will have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of the CTWS Entities consistent with the ring-fencing structure and applicable law, which may be contrary to SJW Group’s best interests or be in opposition to SJW Group’s preferred strategic direction for the CTWS Entities. To the extent they take actions that are not in SJW Group’s interests, the financial condition, results of operations and prospects of the combined company may be materially adversely affected.
The Merger will combine two companies that are affected by developments in the water utility industry, including changes in regulation. A failure to adapt to the changing regulatory environment after the Merger could adversely affect the stability of the combined company’s earnings.
Because SJW Group, CTWS and their respective subsidiaries are regulated in the United States at the federal level and, in the case of SJW Group, in California and Texas, and, in the case of CTWS, Connecticut and Maine, the two companies have been and will continue to be affected by legislative and regulatory developments. After the Merger, the combined company and/or its subsidiaries will be subject in the United States to federal regulation as well as to extensive state regulation in the states in which the combined company will operate. The costs, burdens and complexities associated with complying with these regulatory jurisdictions may have an adverse effect on the combined company. Moreover, potential legislative or regulatory changes may create greater risks to the stability of the combined company’s earnings generally.
SJW Group’s dividend policy is subject to the discretion of our board of directors and may be limited by legal and contractual requirements.
Although it is currently anticipated that SJW Group will pay a regular quarterly dividend following the completion of the Merger, any such determination to pay dividends will be at the discretion of our board of directors following the completion of the Merger and will be dependent on then-existing conditions, including SJW Group’s financial condition, earnings, legal requirements, including limitations under Delaware law, restrictions in our credit agreements and other debt instruments that limit our ability to pay dividends to stockholders and other factors the board of directors deems relevant. The board of directors of the combined company may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our subsidiaries may be subject to restrictions on their ability to pay dividends to us, including under state law, pursuant to regulatory commitments and under their credit agreements and other debt instruments. In this regard, in our new application to PURA for approval of the Merger, the CTWS Entities may be limited from paying dividends to us in certain circumstances. Similar provisions have been proposed in the Maine proceeding with MPUC. Any inability of our subsidiaries to pay us dividends may have a material and adverse effect on our ability to pay dividends.

The financing arrangements that we will enter into in connection with the Merger may, under certain circumstances, contain restrictions and limitations that could significantly impact the combined company’s ability to operate its business.
We intend to incur additional indebtedness in connection with the Merger. We expect that the agreements governing the indebtedness incurred in connection with the Merger may contain covenants that could impose significant operating and financial limitations and restrictions on the combined company following the Merger, including restrictions on the ability to enter particular transactions and engage in other activities that we may believe will be advisable or necessary for the combined company’s business. Various risks, uncertainties and events beyond the combined company’s control could affect its ability to comply with the covenants contained in its debt agreements. Failure to comply with any of the covenants in its existing or future financing agreements could result in a default under those agreements and under other existing agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of indebtedness under these agreements and to foreclose upon any collateral securing such indebtedness. Under certain circumstances, the combined company might not have sufficient funds or other resources to satisfy all of its obligations. In addition, the limitations imposed by financing agreements on the combined company’s ability to incur additional indebtedness and to take other actions might significantly impair its ability to obtain other financing.

ITEM 5.	OTHER INFORMATION
On July 24, 2019, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.30 per share of common stock. The dividend will be paid on September 3, 2019, to stockholders of record as of the close of business on August 5, 2019.
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment of Certificate of Incorporation of SJW Group. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 25, 2019.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	July 26, 2019	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)