Form 10-Q
period 2019-09-30
SJW GROUP
filed 2019-11-01
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 28, 2019, there were 28,456,490 shares of the registrant’s Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Some of these forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict.
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:

•	the risk that the benefits expected from the merger of SJW Group and Connecticut Water Service, Inc. (the “Merger”) will not be realized;

•	the risk that the integration of Connecticut Water Service, Inc. will be more difficult, time-consuming or expensive than anticipated;

•
the effect of water, utility, environmental and other governmental policies and regulations, including actions concerning rates, authorized return on equity, authorized debt-to-equity ratios, capital expenditures and other decisions;

•	the outcome of the California Public Utilities Commission’s investigation into the Merger;

•	litigation, including litigation relating to the Merger;

•	changes in demand for water and other products and services;

•	unanticipated weather conditions and changes in seasonality;

•	climate change and the effects thereof;

•
catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, hurricanes, terrorist acts, physical attacks, cyber-attacks, or other similar occurrences that could adversely affect our facilities, operations, financial condition, results of operations and reputation;

•	unexpected costs, charges or expenses resulting from the Merger;

•	our ability to successfully evaluate investments in new business and growth initiatives;

•	the risk of work stoppages, strikes and other labor-related actions;

•	changes in general economic, political, business and financial market conditions;

•
the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, changes in interest rates, compliance with regulatory requirements, compliance with the terms and conditions of our outstanding indebtedness, and general market and economic conditions; and

•	legislative and economic developments.
Results for a quarter are not indicative of results for a full year due to seasonality and other factors. In addition, actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described in our filings with the SEC, including our most recent reports on Form 10-K, Form 10-Q and Form 8-K. Forward-looking statements are not guarantees of performance, and speak only as of the date made, and we undertake no obligation to update or revise any forward-looking statements except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUE	$113,997	124,853	$294,644	298,981
OPERATING EXPENSE:
Production Expenses:
Purchased water	35,583	33,545	75,626	72,673
Power	2,294	1,882	4,947	4,774
Groundwater extraction charges	13,182	14,890	29,145	34,341
Other production expenses	5,295	4,836	15,553	13,674
Total production expenses	56,354	55,153	125,271	125,462
Administrative and general	14,712	12,752	40,411	36,278
Maintenance	4,923	4,980	13,977	14,036
Property taxes and other non-income taxes	4,065	4,016	12,041	11,332
Depreciation and amortization	15,122	13,682	45,368	40,921
Merger related expenses	1,737	8,442	6,113	14,994
Total operating expense	96,913	99,025	243,181	243,023
OPERATING INCOME	17,084	25,828	51,463	55,958
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(6,588)	(6,077)	(19,093)	(18,213)
Pension non-service cost	(921)	(589)	(2,749)	(1,767)
Unrealized loss on California Water Service Group stock	—	—	—	(527)
Interest income on money market fund	2,165	—	6,339	—
Gain on sale of California Water Service Group stock	—	191	—	104
Gain on sale of real estate investments	—	—	745	—
Other, net	303	538	1,210	1,980
Income before income taxes	12,043	19,891	37,915	37,535
Provision for income taxes	2,565	4,103	8,802	7,591
NET INCOME BEFORE NONCONTROLLING INTEREST	9,478	15,788	29,113	29,944
Less net income attributable to the noncontrolling interest	—	—	224	—
SJW GROUP NET INCOME	9,478	15,788	28,889	29,944
SJW GROUP COMPREHENSIVE INCOME	$9,478	15,788	$28,889	29,944
SJW GROUP EARNINGS PER SHARE
Basic	$0.33	0.77	$1.02	1.45
Diluted	$0.33	0.76	$1.01	1.45
DIVIDENDS PER SHARE	$0.30	0.28	$0.90	0.84
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,451,811	20,626,654	28,438,521	20,593,570
Diluted	28,549,928	20,732,040	28,528,002	20,721,970

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Utility plant:
Land	$18,286	18,296
Depreciable plant and equipment	1,897,117	1,833,051
Construction in progress	109,245	68,765
Intangible assets	15,799	15,799
	2,040,447	1,935,911
Less accumulated depreciation and amortization	647,841	607,090
	1,392,606	1,328,821
Real estate investments	56,473	56,336
Less accumulated depreciation and amortization	13,224	12,327
	43,249	44,009
CURRENT ASSETS:
Cash and cash equivalents:
Cash	12,702	8,722
Money market fund	412,000	412,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts	27,965	19,154
Income tax	63	1,888
Other	2,719	1,203
Accrued unbilled utility revenue	38,200	27,974
Current regulatory assets, net	7,493	26,910
Other current assets	6,672	4,871
	507,814	502,722
OTHER ASSETS:
Net regulatory assets, less current portion	73,780	76,715
Other	4,933	4,122
	78,713	80,837
	$2,022,382	1,956,389

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 36,000,000 shares; issued and outstanding shares 28,456,490 on September 30, 2019 and 28,404,316 on December 31, 2018	$28	28
Additional paid-in capital	499,377	495,366
Retained earnings	397,259	393,918
Total stockholders’ equity	896,664	889,312
Long-term debt, less current portion	511,076	431,424
	1,407,740	1,320,736
CURRENT LIABILITIES:
Line of credit	62,000	100,000
Accrued groundwater extraction charges, purchased water and power	22,749	13,694
Accounts payable	28,193	24,937
Accrued interest	9,220	7,132
Accrued property taxes and other non-income taxes	4,220	1,926
Accrued payroll	5,011	7,181
Other current liabilities	12,914	9,115
	144,307	163,985
DEFERRED INCOME TAXES	72,798	79,651
ADVANCES FOR CONSTRUCTION	84,564	80,610
CONTRIBUTIONS IN AID OF CONSTRUCTION	170,390	168,243
POSTRETIREMENT BENEFIT PLANS	73,004	70,490
REGULATORY LIABILITY	56,936	59,149
OTHER NONCURRENT LIABILITIES	12,643	13,525
COMMITMENTS AND CONTINGENCIES	—	—
	$2,022,382	1,956,389

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2018	28,404,316	$28	$495,366	$393,918	$—	$—	$889,312
Net income before noncontrolling interest	—	—	—	5,873	—	—	5,873
Cumulative effect of change in accounting principle, net of tax effect of $33	—	—	—	97	—	—	97
Share-based compensation	—	—	886	(16)	—	—	870
Issuance of restricted and deferred stock units	14,312	—	(132)	—	—	—	(132)
Employee stock purchase plan	15,932	—	811	—	—	—	811
Common stock issuance cost	—	—	(10)	—	—	—	(10)
Dividends paid ($0.30 per share)	—	—	—	(8,528)	—	—	(8,528)
BALANCES, March 31, 2019	28,434,560	28	496,921	391,344	—	—	888,293
Net income before noncontrolling interest	—	—	—	13,538	—	224	13,762
Distribution to noncontrolling interest	—	—	—	—	—	(224)	(224)
Share-based compensation	—	—	718	(16)	—	—	702
Issuance of restricted and deferred stock units	7,579	—	(6)	—	—	—	(6)
Dividends paid ($0.30 per share)	—	—	—	(8,532)	—	—	(8,532)
BALANCES, June 30, 2019	28,442,139	28	497,633	396,334	—	—	893,995
Net income before noncontrolling interest	—	—	—	9,478	—	—	9,478
Share-based compensation	—	—	952	(16)	—	—	936
Issuance of restricted and deferred stock units	—	—	—	—	—	—	—
Employee stock purchase plan	14,351	—	792	—	—	—	792
Dividends paid ($0.30 per share)	—	—	—	(8,537)	—	—	(8,537)
BALANCES, September 30, 2019	28,456,490	$28	$499,377	$397,259	$—	$—	$896,664

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2017	20,520,856	$21	$84,866	$376,119	$2,203	$—	$463,209
Net income before noncontrolling interest	—	—	—	1,285	—	—	1,285
Cumulative effect of change in accounting principle, net of tax effect of $1,507	—	—	—	2,203	(2,203)	—	—
Share-based compensation	—	—	487	(30)	—	—	457
Issuance of restricted and deferred stock units	51,442	—	(2,020)	—	—	—	(2,020)
Employee stock purchase plan	12,838	—	653	—	—	—	653
Dividends paid ($0.28 per share)	—	—	—	(5,754)	—	—	(5,754)
BALANCES, March 31, 2018	20,585,136	21	83,986	373,823	—	—	$457,830
Net income before noncontrolling interest	—	—	—	12,871	—	—	12,871
Share-based compensation	—	—	392	(30)	—	—	362
Issuance of restricted and deferred stock units	9,350	—	(3)	—	—	—	(3)
Dividends paid ($0.28 per share)	—	—	—	(5,766)	—	—	(5,766)
BALANCES, June 30, 2018	20,594,486	$21	$84,375	$380,898	$—	$—	$465,294
Net income before noncontrolling interest	—	—	—	15,788	—	—	15,788
Share-based compensation	—	—	504	(18)	—	—	486
Issuance of restricted and deferred stock units	23,616	—	(1,552)	—	—	—	(1,552)
Employee stock purchase plan	13,069	—	718	—	—	—	718
Dividends paid ($0.28 per share)	—	—	—	(5,777)	—	—	(5,777)
BALANCES, September 30, 2018	20,631,171	$21	$84,045	$390,891	$—	$—	$474,957

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income before noncontrolling interest	$29,113	29,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,363	42,649
Deferred income taxes	(7,214)	(5,445)
Stock-based compensation	2,556	1,383
Gain on sale of real estate investments	(745)	—
Loss on sale of utility property	20	—
Unrealized loss on California Water Service Group stock	—	527
Loss on sale of California Water Service Group stock	—	(104)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(20,553)	(15,190)
Accounts payable and other current liabilities	4,166	3,493
Accrued groundwater extraction charges, purchased water and power	9,055	8,474
Tax payable and receivable, and other accrued taxes	4,471	12,482
Postretirement benefits	2,514	3,036
Regulatory assets and liability related to balancing and memorandum accounts	22,789	(4,822)
Other changes, net	(2,258)	(2,716)
NET CASH PROVIDED BY OPERATING ACTIVITIES	91,277	73,711
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(101,120)	(97,753)
Contributions in aid of construction	(10,040)	(5,908)
Additions to real estate investments	(137)	(123)
Payments to retire utility plant, net of salvage	(4,374)	(3,789)
Proceeds from sale of real estate investments	745	—
Payments for business/asset acquisition	—	(2,496)
Proceeds from sale of utility property	150	—
Proceeds from sale of California Water Service Group stock	—	4,112
NET CASH USED IN INVESTING ACTIVITIES	(114,776)	(105,957)
FINANCING ACTIVITIES:
Borrowings on line of credit	73,000	52,000
Repayments of line of credit	(111,000)	(1,000)
Long-term borrowings	80,000	—
Payment to noncontrolling interest	(224)	—
Debt issuance and broker fee costs	(1,157)	—
Dividends paid	(25,596)	(17,297)
Receipts of advances and contributions in aid of construction	13,373	8,968
Refunds of advances for construction	(2,295)	(2,075)
Other changes, net	1,378	(2,822)
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,479	37,774
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,980	5,528
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	420,722	7,799
CASH AND CASH EQUIVALENTS, END OF PERIOD	$424,702	13,327
Cash paid during the period for:
Interest	$19,821	19,705
Income taxes	16,286	5,145
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	505	1,221
Utility property installed by developers	(109)	567

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” as amended, which supersedes the lease requirements in “Leases (Topic 840).” This ASU generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the Consolidated Balance Sheets and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. ASU 2016-02 also makes some changes to lessor accounting and aligns with the new revenue recognition guidance. SJW Group adopted the new standard effective January 1, 2019, on a modified retrospective basis and did not restate comparative periods. SJW Group also elected the package of practical expedients permitted under the transition guidance and combined lease and non-lease components. In addition, SJW Group kept leases with an initial term of 12 months or less off the Consolidated Balance Sheets and recognized the associated lease payments in the Consolidated Statements of Comprehensive Income on a straight-line basis over the lease term. The adoption of this standard did not have a material impact on SJW Group’s consolidated financial statements.
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
In response to the drought from 2014 to 2016 in California, the State Water Resources Control Board (the “State Water Board”) imposed mandatory water use restrictions and conservation targets. The Santa Clara Valley Water District (“Valley Water”), San Jose Water Company’s principal water supplier, also mandated water use restrictions along with conservation targets at levels higher than the State Water Board. While the Governor of California declared the drought over on April 7, 2017, the State Water Board made certain water use restrictions permanent. Further, Valley Water has maintained a conservation target of 20% compared to 2013 water usage. In 2018, Governor Edmund G. Brown signed into law Assembly Bill 1668 and Senate Bill 606. Both bills set an initial limit for indoor water use of 55 gallons per person per day by 2022 and reduced the limit further to 50 gallons per person per day by 2030.  Implementation details remain to be developed as to how local water providers will meet this mandate as well as to how the California Public Utilities Commission (“CPUC”) will direct its regulated utilities to comply.
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

The major streams of revenue for SJW Group are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue from contracts with customers	$130,777	120,007	$314,003	294,319
Alternative revenue programs, net - WCMA	(11,912)	4,193	(14,218)	7,794
Other balancing and memorandum accounts revenue, net	(6,221)	(788)	(9,229)	(7,235)
Rental income	1,353	1,441	4,088	4,103
	$113,997	124,853	$294,644	298,981

Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2019 and 2018, 524 and 306 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2019 and 2018, 10,158 and 3,562 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended September 30, 2019 and 2018, the amounts allocated to administrative and general expense were $663 and $575, respectively. For the nine months ended September 30, 2019, and 2018, the amounts allocated to administrative and general expense were $1,995 and $1,728, respectively.

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value of stock-based payment awards.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of September 30, 2019, 157,063 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units and an additional 823,597 shares are available for award issuances under the Incentive Plan. In addition, shares are issued to employees under the company’s ESPP.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income, proceeds from the exercise of any stock options and similar instruments and the tax benefit realized from any stock options and similar instruments exercised, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2019, and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$140	127	$283	242
Restricted stock and deferred restricted stock	812	377	2,273	1,141
Total compensation costs charged to income	$952	504	$2,556	1,383
ESPP proceeds	$792	718	$1,603	1,371

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
September 30, 2019
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
As of September 30, 2019, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $3,466. This cost is expected to be recognized over a weighted-average period of 1.17 years.
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
SJW Group’s recorded expenses were $82 and $223 for the three and nine months ended September 30, 2019, respectively, and $66 and $198 for the three and nine months ended September 30, 2018, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends January 31, 2020, for the ESPP is approximately $134. This cost is expected to be recognized during the fourth quarter of 2019 and first quarter of 2020.

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2019, and December 31, 2018, are as follows:

	September 30, 2019	December 31, 2018
Land	$13,262	13,262
Buildings and improvements	43,211	43,074
Subtotal	56,473	56,336
Less: accumulated depreciation and amortization	13,224	12,327
Total	$43,249	44,009

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
San Jose Water Company sponsors a noncontributory defined benefit retirement plan for its eligible employees. Employees hired before March 31, 2008, are entitled to receive retirement benefits using a formula based on the employee’s three highest years of compensation (whether or not consecutive). For employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based on compensation credits and interest credits for each employee. Officers hired before March 31, 2008, are eligible to receive additional retirement benefits under San Jose Water Company’s Executive Supplemental Retirement Plan, and officers hired on or after March 31, 2008, are eligible to receive additional retirement benefits under the San Jose Water Company’s Cash Balance Executive Supplemental Retirement Plan. Both plans are non-qualified plans in which only officers and other designated members of management of San Jose Water Company may participate. San Jose Water Company also provides health care and life insurance benefits for retired employees under the San Jose Water Company Social Welfare Plan.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

The components of net periodic benefit costs for San Jose Water Company’s retirement plan, its Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan and Social Welfare Plan for the three and nine months ended September 30, 2019, and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$1,479	1,601	$4,437	4,804
Interest cost	2,113	1,876	6,338	5,629
Other cost	1,117	1,139	3,352	3,417
Expected return on assets	(2,310)	(2,426)	(6,929)	(7,279)
	$2,399	2,190	$7,198	6,571

The components of net periodic benefit cost have been recorded in the consolidated statements of comprehensive income as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Other production expenses	$370	424	$1,110	1,273
Administrative and general expense	837	898	2,526	2,695
Maintenance expense	271	279	813	836
Pension non-service costs	921	589	2,749	1,767
	$2,399	2,190	$7,198	6,571

The following tables summarize the fair values of plan assets by major categories as of September 30, 2019, and December 31, 2018:

		Fair Value Measurements at September 30, 2019
			Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Benchmark	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	—	$7,884	$7,884	$—	$—
Actively Managed (a):
All Cap Equity	Russell 3000 Value	6,667	6,667	—	—
U.S. Large Cap Equity	Russell 1000, Russell 1000 Growth, Russell 1000 Value	53,141	53,141	—	—
U.S. Mid Cap Equity	Russell Mid Cap, Russell Mid Cap Growth, Russell Mid Cap Value	10,179	10,179	—	—
U.S. Small Cap Equity	Russell 2000, Russell 2000 Growth, Russell 2000 Value	10,373	10,373	—	—
Non-U.S. Large Cap Equity	MSCI EAFE	5,638	5,638	—	—
REIT	NAREIT - Equity REIT’S	7,779	—	7,779	—
Fixed Income (b)	(b)	53,331	—	53,331	—
Total		$154,992	$93,882	$61,110	$—
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
September 30, 2019
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

In 2019, San Jose Water Company expects to make required and discretionary cash contributions of up to $8,337 to the pension plans and Social Welfare Plan. For the three and nine months ended September 30, 2019, San Jose Water Company has made $3,854 contributions to such plans.

Note 5.	Segment and Non-Tariffed Business Reporting
As of September 30, 2019, SJW Group is a holding company with four subsidiaries: (i) San Jose Water Company, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) Hydro Sub, Inc., a Connecticut corporation that was formed on March 9, 2018 for the sole purpose of effecting the SJW Group and Connecticut Water Service, Inc. (“CTWS”) merger and subsequently dissolved following the completion of the merger on October 9, 2019 (see discussion in Note 12, “Subsequent Events”). In accordance with FASB ASC Topic 280 - “Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, San Jose Water Company and CLWSC, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company, referred to as “Real Estate Services.”
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

	For Three Months Ended September 30, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$110,218	2,426	1,353	—	110,218	3,779	113,997
Operating expense	89,924	1,636	935	4,418	89,924	6,989	96,913
Operating income (loss)	20,294	790	418	(4,418)	20,294	(3,210)	17,084
Net income (loss)	10,964	555	304	(2,345)	10,964	(1,486)	9,478
Depreciation and amortization	14,712	111	299	—	14,712	410	15,122
Senior note and other interest expense	6,044	—	—	544	6,044	544	6,588
Income tax expense (benefit) in net income	2,912	216	95	(658)	2,912	(347)	2,565
Assets	$1,556,049	5,899	46,160	414,274	1,556,049	466,333	2,022,382

	For Three Months Ended September 30, 2018
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$121,009	2,403	1,441	—	121,009	3,844	124,853
Operating expense	87,230	1,623	934	9,238	87,230	11,795	99,025
Operating income (loss)	33,779	780	507	(9,238)	33,779	(7,951)	25,828
Net income (loss)	22,333	561	359	(7,465)	22,333	(6,545)	15,788
Depreciation and amortization	13,298	85	299	—	13,298	384	13,682
Senior note, mortgage and other interest expense	5,534	—	—	543	5,534	543	6,077
Income tax expense (benefit) in net income	5,910	218	113	(2,138)	5,910	(1,807)	4,103
Assets	$1,480,726	4,577	47,469	4,096	1,480,726	56,142	1,536,868

	For Nine Months Ended September 30, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$285,138	5,418	4,088	—	285,138	9,506	294,644
Operating expense	226,073	3,833	2,834	10,441	226,073	17,108	243,181
Operating income (loss)	59,065	1,585	1,254	(10,441)	59,065	(7,602)	51,463
Net income (loss)	30,726	1,127	1,284	(4,248)	30,726	(1,837)	28,889
Depreciation and amortization	44,159	313	896	—	44,159	1,209	45,368
Senior note and other interest expense	17,434	—	—	1,659	17,434	1,659	19,093
Income tax expense (benefit) in net income	9,142	438	445	(1,223)	9,142	(340)	8,802
Assets	$1,556,049	5,899	46,160	414,274	1,556,049	466,333	2,022,382

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
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

 *    The “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the three and nine months ended September 30, 2019, and 2018, Hydro Sub, Inc. had no recorded revenue or expenses and as of September 30, 2019, and 2018, held no assets and has incurred no liabilities.

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Group’s contractual obligations and commitments include senior notes, mortgages, and other obligations. San Jose Water Company, a subsidiary of SJW Group, has received advance deposit payments from its customers on certain construction projects. Refunds of the advance deposit payments constitute an obligation of San Jose Water Company solely.
On March 28, 2019, San Jose Water Company entered into a note purchase agreement with certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $80,000 of its 4.29% Senior Notes, Series M (“Series M Notes”) to the Purchasers. The Series M Notes are unsecured obligations of San Jose Water Company, due on April 1, 2049. Interest is payable semi-annually in arrears on April 1st and October 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series M Notes are outstanding. The Series M Notes are also subject to customary events of default, the occurrence of which may result in all of the Series M Notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the note purchase agreement.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of September 30, 2019, but require disclosure of their fair values: cash and cash equivalents, a money market fund, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2019, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value was determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and nine months ended September 30, 2019. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
The fair value of SJW Group’s long-term debt was approximately $641,395 and $490,148 as of September 30, 2019, and December 31, 2018, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $511,076 and $431,424 as of September 30, 2019, and December 31, 2018, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.
Financial instruments that are potentially subject to concentration of credit risk consist primarily of a short-term money market fund. The money market fund is managed by a reputable financial institution.
As of September 30, 2019, and December 31, 2018, SJW Group no longer held any equity investments in California Water Service Group which was categorized as Level 1 of the fair value hierarchy. For the three and nine months ended September 30, 2018, SJW Group recognized an unrealized gain of $0 and an unrealized loss of $527 due to the change in fair

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

value of the company’s investment in California Water Service Group. During the three and nine months ended September 30, 2018, SJW Group sold 82,340 and 100,000 shares, respectively, of California Water Service Group for $3,398 and $4,112, respectively, before fees of $7 and $9, respectively. SJW Group recognized a gain on the sale of the stock of approximately $191 and $104, respectively, and a tax expense of approximately $53 and $29, respectively, for a net gain of $138 and $75 for the three and nine months ended September 30, 2018, respectively.

Note 8.	Regulatory Rate Filings
California Regulatory Affairs
On June 19, 2019, the CPUC issued its final decision resolving the remaining issues in San Jose Water Company’s General Rate Case Application No. 18-01-004 (“GRC”). Decision 19-06-010 denied the establishment of a Water Revenue Adjustment Mechanism and Sales reconciliation Mechanism and authorized the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account balance of $1,243. San Jose Water Company filed Advice Letter No. 534 on August 1, 2019, to recover this amount via a surcharge over a three-year period. The CPUC rejected the advice letter on October 10, 2019, citing an error and recommended a correction and a new filing for recovery. San Jose Water Company anticipates correcting the record and filing a new advice letter for recovery in the fourth quarter of 2019.
On July 20, 2018, the CPUC issued an Order Instituting Investigation (“OII”) No. 18-07-007 concerning SJW Group’s merger with CTWS. A Scoping Memorandum was issued on September 7, 2018, which identified the issues to be considered in the proceeding as to whether the proposed merger is subject to CPUC approval and to evaluate the merger’s likely impacts within California. On September 14, 2018, SJW Group and San Jose Water Company submitted joint comments in response to the issues identified in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. A Public Participation Hearing was held on January 31, 2019. On March 4, 2019, the CPUC suspended this proceeding due to SJW Group’s announcement of its intention to file a new merger approval application with the Connecticut Public Utilities Regulatory Authority (“PURA”). On April 3, 2019, SJW Group and CTWS jointly filed a new merger application with PURA. After securing the required approvals from both PURA and Maine Public Utilities Commission, SJW Group announced the close of the merger on October 9, 2019, and notified the CPUC accordingly.
In January 2017, a San Jose Water Company customer inquired about the company’s billing practice as it related to the proration of service charges in billing cycles where a rate change occurred. On June 22, 2017, San Jose Water Company was served with Complaint 17-06-009 regarding its billing practice for service charge rate changes. The billing issue was made a part of San Jose Water Company’s GRC proceeding and a settlement agreement was reached with the Office of Ratepayer Advocates (now the Public Advocates Office) on May 23, 2018, limiting the duration from which to calculate customer refunds from June 1, 2011, through December 31, 2016. Accordingly, San Jose Water Company provided an additional reserve to cover the remaining period covered by the settlement. In accordance with Decision 18-11-025 for the GRC, San Jose Water Company filed Advice Letter No. 530 proposing total refunds of $2,020 for the period from June 1, 2011 through December 31, 2016. This advice letter became effective February 8, 2019, and refunds were completed by mid-May 2019. On April 22, 2019, the CPUC dismissed Complaint 17-07-009 citing the relief provided in Advice Letter No. 530 and the current OII on this matter (see below for further discussion). The Complainant filed an appeal with the CPUC to dispute the dismissal. This appeal was rejected and the Complaint was dismissed via CPUC Decision No. 19-09-040 on September 24, 2019.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into San Jose Water Company’s billing practice.  CPED calculated a refund obligation of approximately $2,061 for the years 2014 to 2016 that had been the subject of San Jose Water Company’s Advice Letter No. 510.  CPED calculated a further refund obligation of approximately $1,990 for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4,935.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on San Jose Water Company in amounts ranging from five hundred dollars to fifty thousand dollars per offense, per day. On July 24, 2019, San Jose Water Company and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over San Jose Water Company’s past customer billing practices. The

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

Agreement requires the company to pay approximately $2,100 in customer credits, consisting of $1,757 for refunds during the period from 1987 to 2011 and an additional $350 in customer credits to low income water customers, and invest $5,000 in utility plant that is not allowed an investment return or rate recovery. San Jose Water Company has recorded the $2,100 customer credit expense as an offset to revenues in the accompanying June 30, 2019, Condensed Consolidated Statements of Comprehensive Income. The $5,000 commitment to invest in utility plant will be recognized as plant in service on the company’s financial statements once invested. The Agreement is subject to final approval by the CPUC which is expected in the fourth quarter of 2019.
On March 29, 2019, San Jose Water Company filed Advice Letter No. 532 with the CPUC requesting authorization to recover the $9,020 balance in its WCMA for the period of January 1, 2018, through December 31, 2018. This advice letter is pending before the CPUC.
On August 30, 2019, San Jose Water Company filed Advice Letter No. 535 with the CPUC requesting authorization to increase the total 2019 authorized revenue requirements by $655 or 0.17% for plant additions related to the Montevina Water Treatment Plant Upgrade Project in 2018. This advice letter became effective September 29, 2019.
San Jose Water Company filed Advice Letter No. 537 with the CPUC requesting authorization to refund the balance in its 2018 Tax Accounting Memorandum Account as required by the GRC decision on October 18, 2019.  For a typical residential customer with a 3/4-inch meter, the refund will be $1.74 per month for 12 months or until the balance is amortized.  This advice letter is pending before the CPUC and is expected to have an effective date of January 1, 2020.
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
Balancing and memorandum accounts are recognized by San Jose Water Company when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the WCMA, San Jose Water Company follows the requirements of ASC Topic 980-605-25, “Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts that do not meet the criteria established in ASC Topic 980-605-25. For other balancing and memorandum accounts, San Jose Water Company considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
On October 4, 2019 the CPUC issued two proposed decisions for Advice Letter No. 532, which was filed for the recovery of the 2018 WCMA balance. The first proposed resolution was an approval for the collection of the 2018 WCMA balance and the second proposed resolution denied recovery. Both proposed decisions are expected to be presented to the CPUC decision meeting on November 7, 2019. Due to the conflicting proposed decisions, San Jose Water Company believes it no longer meets the probability criteria under ASC Topic 980-605-25 for the 2018 WCMA and has fully reserved the balance as of

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

September 30, 2019. San Jose Water Company recognized regulatory assets of $4,660 and $8,070 due to lost revenues accumulated in the 2018 WCMA account for the three and nine months ended September 30, 2018, respectively.
As a result of the current status of the CPUC filing for the 2018 WCMA above, San Jose Water Company also fully reserved the 2019 WCMA as of September 30, 2019.
Cost of capital memorandum account was approved by the CPUC on March 14, 2018. The account tracks the difference between current water rates and the lower rates adopted in the cost of capital decision on March 22, 2018. San Jose Water Company recorded a regulatory liability of $8 and $1,371 in the cost of capital memorandum account for the three and nine months ended September 30, 2018, with a corresponding reduction to revenue. Activity for the three and nine months ended September 30, 2019, respectively, represents interest activity on the accumulated balance. The amount has been reflected in the cost of capital memorandum account balance shown in the table below.
The CPUC has directed San Jose Water Company to establish a memorandum account to capture the impact of the Tax Act on its regulated revenue requirement. The CPUC has indicated that any benefit from implementing the new law should ultimately be passed on to ratepayers. Accordingly, San Jose Water Company recorded a regulatory liability of $459 and $5,955 in the tax memorandum account for the three and nine months ended September 30, 2018, respectively, with a corresponding reduction to revenue. Activity for the three and nine months ended September 30, 2019, represents interest activity on the accumulated balance. The amount has been reflected in the tax memorandum account balance shown in the table below.

	Three months ended September 30, 2019				Three months ended September 30, 2018
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
2014-2017 WCMA*	$5,315	—	(2,397)	2,918	$7,277	128	1	7,406
2018 WCMA*	8,958	(8,958)	—	—	3,003	4,064	—	7,067
2019 WCMA*	557	(557)	—	—	—	—	—	—
2012 General Rate Case true-up	7,731	(1)	(3,631)	4,099	11,324	—	2	11,326
Cost of capital memorandum account	(1,540)	(7)	—	(1,547)	(1,507)	(8)	—	(1,515)
Tax memorandum account	(6,585)	(33)	—	(6,618)	(5,496)	(459)	—	(5,955)
All others	7,192	281	(1,630)	5,843	4,675	(34)	—	4,642
Total revenue accounts	$21,628	(9,275)	(7,658)	4,695	$19,276	3,691	3	22,971
Cost-recovery accounts:
Water supply costs	5,912	1,049	(1,871)	5,090	9,387	2,366	—	11,753
Pension	(233)	199	1,208	1,174	(2,137)	161	—	(1,976)
All others	870	2	(223)	649	—	—	—	—
Total cost-recovery accounts	$6,549	1,250	(886)	6,913	$7,250	2,527	—	9,777

Total	$28,177	(8,025)	(8,544)	11,608	$26,526	6,218	3	32,748

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
2014-2017 WCMA*	$7,750	—	(4,832)	2,918	$6,679	723	4	7,406
2018 WCMA*	9,386	(9,386)	—	—	—	7,067	—	7,067
2019 WCMA*	—	—	—	—	—	—	—	—
2012 General Rate Case true-up	11,328	95	(7,324)	4,099	11,320	—	6	11,326
Cost of capital memorandum account	(1,523)	(24)	—	(1,547)	(144)	(1,371)	—	(1,515)
Tax memorandum account	(6,504)	(114)	—	(6,618)	—	(5,955)	—	(5,955)
All others	5,112	4,019	(3,288)	5,843	3,851	787	4	4,642
Total revenue accounts	$25,549	(5,410)	(15,444)	4,695	$21,706	1,251	14	22,971
Cost-recovery accounts:
Water supply costs	9,617	(754)	(3,773)	5,090	8,679	3,074	—	11,753
Pension	(1,843)	582	2,435	1,174	(2,459)	482	1	(1,976)
All others	1,090	8	(449)	649	—	—	—	—
Total cost-recovery accounts	$8,864	(164)	(1,787)	6,913	$6,220	3,556	1	9,777

Total	$34,413	(5,574)	(17,231)	11,608	$27,926	4,807	15	32,748
*    As of September 30, 2019, the 2019 WCMA and 2018 WCMA balances were reserved in full. As of September 30, 2018, the reserve balances for the 2018 WCMA was $1,003 which has been included in the balance above. As of September 30, 2018, the reserve balance for the 2017 WCMA was $985 which has been included in the balance above.
As of September 30, 2019, the total balance in San Jose Water Company’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,183. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in San Jose Water Company’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Regulatory assets:
Postretirement pensions and other medical benefits	$66,233	66,233
Balancing and memorandum accounts, net	11,608	34,413
Other, net	3,432	2,979
Total regulatory assets, net in Consolidated Balance Sheets	81,273	103,625
Less: current regulatory asset, net	7,493	26,910
Total regulatory assets, net, less current portion	$73,780	76,715

Regulatory liability:
Income tax temporary differences, net	$56,936	59,149
Total regulatory liability in Consolidated Balance Sheets	$56,936	59,149

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

Note 11.	Legal Proceedings
Class Action Suits Related to the Merger
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. The parties to the lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court granted the parties’ motion to stay on November 14, 2018. On November 20, 2018, the plaintiffs filed an opening brief in support of their fee application. The initial stay of proceedings expired on February 28, 2019. On March 1, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay was to continue until May 29, 2019. On May 29, 2019, the court granted the parties’ motion to continue the stay and such stay was further extended until September 11, 2019. On September 19, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay be continued until November 11, 2019. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed now that the transaction has closed.
Additional complaints have been filed in connection with the merger but neither SJW Group nor any of its officers or directors are named as defendants therein. On October 5, 2018, certain shareholders of CTWS filed two complaints, one individually and the other as a putative class action, in each case, in the United States District Court for the District of Connecticut against CTWS and the CTWS board of directors. The complaints allege that the preliminary proxy statement issued in connection with the merger omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the actions seek an order (1) enjoining the defendants from consummating or closing on the merger; (2) rescinding the merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Sections 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit. CTWS has entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs. The settlements provide for the dismissal of the actions subject to, among other things, CTWS making certain additional disclosures, which CTWS included in the definitive proxy statement in connection with the merger. The complaints filed in the U.S. District Court for the District of Connecticut were voluntarily dismissed without prejudice on May 14, 2019.
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in San Jose Water Company’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring customer credits to customers totaling $2,020. That amount was refunded to customers pursuant to San Jose Water Company’s Advice Letter No. 530, effective February 8, 2019. See discussion on the matter in Note 8, “Regulatory Rate Filings.” On July 24, 2019, San Jose Water Company and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over San Jose Water Company’s past customer billing practices. The Agreement requires the company to pay approximately $2,100 in additional customer refunds, consisting of $1,757 for refunds during the period from 1987 to 2011 and $350 in customer credits to low income water customers, and invest $5,000 in utility plant that is not allowed an investment return or rate recovery. San Jose Water Company recorded the $2,100 customer credit expense as an offset to revenues during the second quarter of 2019. The $5,000 commitment to invest in utility plant will be recognized as plant in service on the company’s financial statements once invested. The Agreement is subject to final approval by the CPUC which is expected in the fourth quarter of 2019.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2019
(in thousands, except share and per share data)

SJW Group is subject to ordinary routine litigation incidental to its business. Except as disclosed above, there are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 12.	Subsequent Events
On October 8, 2019, SJW Group entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which SJW Group sold an aggregate principal amount of $310,000 of its 3.05% Senior Notes, Series 2019A, due November 1, 2029, $75,000 of its 3.15% Senior Notes, Series 2019B, due November 1, 2031, and $125,000 of its 3.53% Senior Notes, Series 2019C, due November 1, 2039. The notes are unsecured obligations of the Company. Interest is payable semi-annually in arrears on May 1st and November 1st of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, SJW Group is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the note purchase agreement.
On October 9, 2019, SJW Group completed the merger transaction with CTWS, a holding company whose subsidiaries are primarily public utilities providing water service to approximately 138,000 service connections that serve a population of approximately 450,000 people in 80 municipalities with a service area of approximately 269 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut. The total purchase price was $838,476 in cash and the purchase price allocation for the business combination consisted primarily of acquired utility plant and assumed liabilities. Due to the timing of the business combination and the complexities involved in determining fair value of assets acquired, SJW Group has not yet completed the purchase price allocation.

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
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. For more information about such forward-looking statements, including some of the factors that may affect our actual results, please see our disclosures under “Forward-Looking Statements,” and elsewhere in this Form 10-Q, including Item 1A under “Risk Factors.”

General:
As of September 30, 2019, SJW Group is a holding company with four wholly-owned subsidiaries: San Jose Water Company, SJWTX, Inc., SJW Land Company, and Hydro Sub, Inc, a Connecticut corporation that was formed on March 9, 2018 for the sole purpose of effecting the SJW Group and Connecticut Water Service, Inc. (“CTWS”) merger and subsequently dissolved following the completion of the merger on October 9, 2019.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 17,500 connections that serve approximately 52,000 people. CLWSC’s service area comprises more than 246 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

SJW Land Company owned the following real properties during the nine months ended September 30, 2019:

				% for Nine months ended September 30, 2019 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	46%	40%
Commercial building	Knoxville, Tennessee	15	135,000	54%	60%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	103	N/A	N/A	N/A
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
On October 9, 2019, SJW Group completed the merger transaction with CTWS, a holding company whose subsidiaries are primarily public utilities providing water service to approximately 138,000 service connections that serve a population of approximately 450,000 people in 80 municipalities with a service area of approximately 269 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut. The total purchase price was $838,476 in cash and the purchase price allocation for the business combination consisted of primarily acquired utility plant and assumed liabilities. Due to the timing of the business combination and the complexities involved in determining fair value of assets acquired, SJW Group has not yet completed the purchase price allocation.

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)
Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California, the Public Utilities Regulatory Authority in Connecticut (“PURA”), the Public Utilities Commission of Texas (“PUCT”) in Texas, and the Maine Public Utilities Commission (“MPUC”) in Maine; and

(3)	Out-of-region water and utility related services.
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets, including the recent CTWS merger which closed on October 9, 2019. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
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
New Accounting Pronouncements:
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20: “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which aims to improve the overall usefulness of disclosure to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures.  This update is effective for SJW Group during the year ending December 31, 2020.  Retrospective adoption is required and early adoption is permitted.  Management is currently evaluating the effect that the new standard will have on its defined benefit plan disclosures.
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
Overview
SJW Group’s consolidated net income for the three months ended September 30, 2019, was $9,478, a decrease of $6,310 or approximately 40%, from $15,788 for the same period in 2018. SJW Group’s consolidated net income for the nine months ended September 30, 2019, was $28,889, a decrease of $1,055, or approximately 4%, from $29,944 for the same period in 2018. The decrease in net income for the three months ended September 30, 2019, was primarily due to a decrease in operating revenue as a result of a reserve established against amounts recorded in our 2018 and 2019 Water Conservation Memorandum Accounts (“WCMA”), partially offset by an increase in interest income earned on the money market fund investment, and a decrease in costs related to our merger with CTWS. The decrease in net income for the nine months ended September 30, 2019, was primarily due to a decrease in operating revenue as a result of a reserve established against amounts recorded in our 2018 and 2019 WCMA and a decrease in usage, partially offset by higher customer water rates and net recognition of certain balancing and memorandum accounts, a decrease in production expenses due to an increase in the use of available surface water, an increase in interest income earned on invested proceeds from our equity offering in December 2018, and a decrease in costs related to our merger with CTWS.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Water Utility Services	$112,644	123,412	$290,556	294,878
Real Estate Services	1,353	1,441	4,088	4,103
	$113,997	124,853	$294,644	298,981

The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2019 vs. 2018		Nine months ended September 30, 2019 vs. 2018
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$20	—%	$(6,003)	(2)%
Increase in customers	896	1%	2,551	1%
Rate increases	1,273	1%	8,014	3%
OII customer rate credits	(7)	—%	(2,107)	(1)%
Balancing and memorandum accounts:
Water Conservation Memorandum Account (“WCMA”)	(13,707)	(11)%	(17,178)	(6)%
Cost of capital memorandum account	1	—%	1,347	1%
Tax memorandum account	426	—%	5,841	2%
Tax regulatory liability - Texas	16	—%	(114)	—%
All others	314	—%	3,327	1%
Real Estate Services	(88)	—%	(15)	—%
	$(10,856)	(9)%	$(4,337)	(1)%
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Water Utility Services	$91,560	88,853	$229,906	223,362
Real Estate Services	935	934	2,834	2,674
All Other	4,418	9,238	10,441	16,987
	$96,913	99,025	$243,181	243,023
The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2019 vs. 2018		Nine months ended September 30, 2019 vs. 2018
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$(4,631)	(5)%	$(11,929)	(5)%
Change in usage and new customers	656	1%	(2,309)	(1)%
Purchased water and groundwater extraction charge and energy price increase	3,860	4%	10,222	4%
Balancing and memorandum accounts cost recovery	1,316	1%	3,825	2%
Total water production expenses	1,201	1%	(191)	—%
Administrative and general	1,998	2%	4,231	1%
Balance and memorandum account cost recovery	(38)	—%	(98)	—%
Maintenance	(57)	—%	(59)	—%
Property taxes and other non-income taxes	49	—%	709	—%
Depreciation and amortization	1,440	2%	4,447	2%
Merger related expenses	(6,705)	(7)%	(8,881)	(3)%
	$(2,112)	(2)%	$158	—%
Sources of Water Supply
San Jose Water Company’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. Surface water is the least expensive source of water. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rate for purchased water and the groundwater extraction charge may be increased by the Valley Water at any time. If an increase occurs, then San Jose Water Company would file an advice letter with the CPUC seeking authorization to increase revenues to offset the cost increase.

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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2019	2018			2019	2018
Purchased water	7,977	8,334	(357)	(3)%	17,080	18,592	(1,512)	(5)%
Groundwater	3,472	3,922	(450)	(3)%	7,706	9,574	(1,868)	(6)%
Surface water	1,369	339	1,030	8%	4,831	2,043	2,788	9%
Reclaimed water	313	325	(12)	—%	537	576	(39)	—%
	13,131	12,920	211	2%	30,154	30,785	(631)	(2)%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
Unaccounted-for water on a 12-month-to-date basis for September 30, 2019, and 2018 approximated 8.3% and 7.8%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by Water Utility Services’ main replacements and lost water reduction programs.
Water Production Expenses
The change in water production expenses for the three and nine months ended September 30, 2019, compared to the same periods in 2018, was primarily attributable to increased use of surface water, offset by higher per unit costs for purchased water, groundwater extraction and energy charges and cost-recovery balancing and memorandum accounts. Effective July 1, 2019, Valley Water increased the unit price of purchased water by approximately 6.1% and the groundwater extraction charge by approximately 6.6%. An increase in usage also contributed to the increase in water production expenses for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the increase of water production expenses were offset by a decrease in usage.
Other Operating Expenses
Operating expenses, excluding water production expenses, decreased $3,313 for the three months ended September 30, 2019, compared to the same period in 2018. The decrease was primarily attributable to a decrease of $6,705 in merger related expenses incurred in connection with the company’s merger with CTWS, offset by an increase of $1,960 in administrative and general expenses primarily due to integration costs for the merger with CTWS and annual wage increases, and an increase of $1,440 in depreciation and amortization expense due to increases in utility plant.
Operating expenses, excluding water production expenses, increased $349 for the nine months ended September 30, 2019, compared to the same period in 2018. The increase was primarily attributable to an increase of $4,133 in administrative and general expenses primarily due to integration costs for the merger with CTWS, annual wage increases and maintenance agreements, an increase of $4,447 in depreciation and amortization expense due to increases in utility plant and an increase in property and other non-income taxes of $709 primarily due to an increase in utility plant additions and annual assessments, offset by a decrease of $8,881 in merger related expenses incurred in connection with the company’s merger with CTWS.
Other (Expense) Income
For the three and nine months ended September 30, 2019, compared to the same periods in 2018, the change in other (expense) income was primarily due to interest income earned on the invested proceeds from our equity offering in December 2018.
Provision for Income Taxes
For the three and nine months ended September 30, 2019, compared to the same period in 2018, income tax expense decreased $1,538 and increased $1,211, respectively. The decrease in income tax expense of $1,538 is primarily due to a lower pre-tax income in the three months ended September 30, 2019. The increase in income tax expenses of $1,211 is primarily due to higher excess tax benefits recorded in 2018. The effective consolidated income tax rates was 21% for the three months ended

September 30, 2019 and 2018, and 23% and 20% for the nine months ended September 30, 2019, and 2018, respectively. The lower effective tax rate for the nine months ended September 30, 2018 was due to recognition of excess tax benefits of $1,443 relating to stock-based compensation. In comparison, the excess tax benefits recognized for the nine months ended September 30, 2019 was $64.
The Company has recognized a deferred tax asset for the transaction costs associated with the merger with CTWS which was consummated on October 9, 2019. Accordingly, the deferred tax asset for the transaction costs will be written off to earnings in the fourth quarter of 2019. The estimated amount of write-off is $5,679. The actual write-off may differ from the estimate as the company is currently analyzing the tax deductibility of certain transaction costs.
SJW Group expects the regulators and the Internal Revenue Service to issue guidance in future periods that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). At this time, the company has applied a reasonable interpretation of the Tax Act, although future clarification of the Tax Act and regulatory decisions may change the estimated amounts.
Water Supply
On October 1, 2019, Valley Water’s 10 reservoirs were approximately 42% of total capacity with 70,102 acre-feet of water in storage, which is 88% of the twenty-year average for this date. As reported by the Valley Water, there was 0.16 inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2019. Rainfall at San Jose Water Company’s Lake Elsman was measured at 0.16 inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of October 1, 2019, the Valley Water reported that allocations from the state and federal water project are approximately 75% and 100%, respectively, of amounts requested in 2019. Valley Water also reported that the managed groundwater recharge from January to September in the Santa Clara Plain was 77% of the five-year average. The groundwater level in the Santa Clara Plain is approximately one foot higher than a year ago in September and 18 feet higher than the five-year average. According to Valley Water, the projected total groundwater storage at the end of 2019 is expected to fall within the normal stage of the Valley Water’s Water Shortage Contingency Plan.
On October 1, 2019, San Jose Water Company’s Lake Elsman contained 1,553 acre-feet of water, of which approximately 1,093 acre-feet can be utilized for treatment. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts San Jose Water Company’s results of operations. San Jose Water Company will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the Valley Water. Production from the Montevina Surface Water Treatment Plant through the third quarter was 4,429 million gallons, which is 377% of the five-year average. Production at San Jose Water Company’s smaller Saratoga Water Treatment Plant through the third quarter was 402 million gallons, which is 212% of the five-year average. Saratoga Water Treatment Plant was taken out of service during the third quarter due to lack of run-off from Saratoga Creek and remains offline. San Jose Water Company believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2019.
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
Regulation and Rates
Almost all of the operating revenue of SJW Group results from the sale of water at rates authorized by the subsidiaries’ respective state utilities commissions. The state utilities commissions set rates that are intended to provide revenue sufficient to recover operating expenses and the opportunity to achieve a specified return on common equity. The timing of rate decisions could have an impact on the results of operations.
See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of regulatory activities that have occurred during the quarter.

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2019, SJW Group generated cash flows from operations of approximately $91,300, compared to $73,700 for the same period in 2018. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations increased by approximately $17,600. This increase was the result of a combination of the following factors: (1) increase in collection in balancing and memorandum accounts of $27,600, of which $9,648 related to the reserve established for the 2018 and 2019 WCMA, (2) general working capital and net income, adjusted for non-cash items increased by $3,300, offset by (3) decrease in net payments of taxes payable by $8,000, and (4) decrease in collections of previously billed and accrued receivables by $5,300.
As of September 30, 2019, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from September 30, 2018. Management believes it will continue to collect its accounts receivable balances at its historical collection rate.
In connection with the proposed merger with CTWS, SJW Group incurred professional fees of $1,737 and $6,113 for the three and nine months ended September 30, 2019, respectively. SJW Group anticipates incurring additional merger related expenses through the close of the transaction in the amount of approximately $12,179 which will negatively impact fourth quarter operating cash flows.
Cash Flow from Investing Activities
During the nine months ended September 30, 2019, SJW Group used cash flows in investing activities of approximately $114,800, compared to $106,000 for the same period in 2018. SJW Group used approximately: (1) $101,100 of cash for company-funded capital expenditures, (2) $10,000 for developer-funded capital expenditures, and (3) $4,400 in utility plant retirement costs.
Water Utility Services’ budgeted capital expenditures for 2019, exclusive of capital expenditures financed by customer contributions and advances, are approximately $131,000. As of September 30, 2019, approximately $101,100 or 77% of the $131,000 has been spent.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, San Jose Water Company’s and CLWSC’s Water Utility Services expect to incur approximately $699,228 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. A significant portion of this amount is subject to future CPUC and PUCT approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019, decreased by approximately $10,300 from the same period in the prior year, primarily as a result of (1) a decrease in net borrowings on our lines of credit of $89,000, (2) a $8,300 increase in dividends paid, offset by (3) net proceeds of $78,800 from new long-term debt, (4) $4,100 increase in net cash receipts from advances and contributions in aid of construction, and (5) an increase in proceeds from other changes of $4,100 primarily due to less taxes paid related to net share settlement of stock-based compensation awards.
Sources of Capital:
San Jose Water Company’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
San Jose Water Company’s financing activity is designed to achieve a capital structure consistent with our CPUC authorized structure of approximately 47% debt and 53% equity. As of September 30, 2019, San Jose Water Company’s funded debt and equity were approximately 49% and 51%, respectively.

Funding for San Jose Water Company’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity securities, all of which will be consistent with regulator guidelines.
San Jose Water Company’s unsecured senior note agreements generally have terms and conditions that restrict San Jose Water Company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. San Jose Water Company was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2019.
On March 28, 2019, San Jose Water Company entered into a note purchase agreement with certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $80,000 of its 4.29% Senior Notes, Series M to the Purchasers. The notes are unsecured obligations of San Jose Water Company, due on April 1, 2049. Interest is payable semi-annually in arrears on April 1st and October 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the note purchase agreement. As of September 30, 2019, San Jose Water Company was in compliance with all such covenants.
SJW Group’s unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2019.
On October 8, 2019, the SJW Group entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which SJW Group sold an aggregate principal amount of $310 million of its 3.05% Senior Notes, Series 2019A, due November 1, 2029, $75 million of its 3.15% Senior Notes, Series 2019B, due November 1, 2031, and $125 million of its 3.53% Senior Notes, Series 2019C, due November 1, 2039. The notes are unsecured obligations of the Company. Interest is payable semi-annually in arrears on May 1st and November 1st of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, SJW Group is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the note purchase agreement. SJW Group used $427,399 of the net proceeds from the notes, together with $411,077 of net proceeds from the equity offering in December 2018, to finance the Merger and to pay certain related fees and expenses.
San Jose Water Company’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2019, San Jose Water Company was in compliance with all such covenants.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2019, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
As of September 30, 2019, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $145,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, and $125,000 was available to San Jose Water Company under a third line of credit. At September 30, 2019, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $83,000. The lines of credit bear interest at variable rates and expire on June 1, 2021. During 2019, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 3.23%. The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of September 30, 2019, SJW Group and SJWTX, Inc. were in compliance with all covenants. San Jose Water Company’s unsecured bank line of credit has the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period cannot be less than 175% of interest charges. As of September 30, 2019, San Jose Water Company was in compliance with all covenants.
SJW Group received net proceeds of approximately $358,256 from the sale of 6,750,500 shares of common stock in a public offering pursuant to an effective shelf registration in December 2018 and received net proceeds of approximately $53,738 from the sale of an additional 1,012,500 shares of common stock, in each case after deducting the underwriting discounts and commissions and estimated offering expenses payable by SJW Group. SJW Group used the net proceeds from the offering, together with the net proceeds from new debt financing in 2019, to finance the Merger and to pay related fees and expenses. Prior to such use, the company invested the net offering proceeds in money-market funds.
Funding for SJW Group’s all-cash merger with CTWS which closed on October 9, 2019 was provided through proceeds from the company’s equity offering in December 2018 and the debt financing in October 2019, existing cash balances and cash flow from operations. SJW Group had received a financing commitment letter from lenders, including JPMorgan Chase Bank, N.A., Barclays Bank PLC, Royal Bank of Canada and UBS AG, Stamford Branch to provide a senior unsecured bridge loan facility of up to $975 million in the event that SJW Group was unable to secure other financing for the merger at or prior to the time the merger is completed. Subsequent to the net proceeds received by SJW Group from the public offering of common stock in 2018, the facility commitment was reduced to $563 million. On October 9, 2019, the senior unsecured bridge loan facility was terminated. SJW Group did not draw down any fund from the loan facility.
On October 16, 2019, Standard & Poor’s Ratings Service initiated coverage on SJW Group assigning a company rating of A-, with a stable outlook and affirming its company rating of San Jose Water Company of A, with a stable outlook.  In addition, on October 14, 2019, S&P affirmed its ratings of CTWS and Connecticut Water Company of A- with a stable outlook.

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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Class Action Suits Related to the Merger
On June 14, 2018, certain shareholders of CTWS filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS. The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions seek to recover rescissory and other damages and attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit and intends to vigorously defend this litigation. The parties to the lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until such time as the transaction closes, and the court granted the parties’ motion to stay on November 14, 2018. On November 20, 2018, the plaintiffs filed an opening brief in support of their fee application. The stay of proceedings expired on February 28, 2019. On March 1, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay was to continue until May 29, 2019. On May 29, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay be continued until September 11, 2019. On September 19, 2019, the court granted the parties’ motion to continue the stay and ordered that the stay be continued until November 11, 2019. Pursuant to the agreement in principle to settle the litigation, the complaints will be dismissed now that the merger transaction closed on October 9, 2019.
Additional complaints have been filed in connection with the Merger but neither SJW Group nor any of its officers or directors are named as defendants therein. On October 5, 2018, certain shareholders of CTWS filed two complaints, one individually and the other as a putative class action, in each case, in the United States District Court for the District of Connecticut against CTWS and the CTWS board of directors. The complaints allege that the preliminary proxy statement issued in connection with the Merger omitted material information in violation of Section 14(a) and 20(a) of the Securities Exchange Act of 1934. Among other remedies, the actions seek an order (1) enjoining the defendants from consummating or closing on the Merger; (2) rescinding the Merger or awarding rescissory damages; (3) directing the defendants to disseminate a corrective proxy statement; (4) declaring that the defendants have violated Section 14(a) and/or 20(a) of the Securities Exchange Act of 1934, as well as Rule 14a-9 promulgated thereunder; and (5) awarding attorney’s fees and costs. SJW Group believes the claims in these complaints are without merit. CTWS has entered into an agreement in principle to settle and release all claims that were or could have been alleged by the plaintiffs. The settlements provide for the dismissal of the actions subject to, among other things, CTWS making certain additional disclosures, which CTWS included in the definitive proxy statement in connection with the Merger. The complaints filed in the U.S. District Court for the District of Connecticut were voluntarily dismissed without prejudice on May 14, 2019.
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which San Jose Water Company was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in San Jose Water Company’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring refunds to customers totaling $2.02 million. That amount was refunded to customers pursuant to San Jose Water Company’s Advice Letter No. 530, effective February 8, 2019. See discussion on the matter in Note 8, “Regulatory Rate Filings.” On July 24, 2019, San Jose Water Company and CPED jointly filed a motion with CPUC approval of a Settlement Agreement (“Agreement”) over San Jose Water Company’s past customer billing practices. The Agreement requires the company to pay approximately $2.1 million in additional customer refunds, consisting of $1.7 million for refunds during the period from 1987 to 2011 and $0.4 million in customer credits to low income water customers, and invest $5 million in utility plant that is not allowed an investment return or rate recovery. San Jose Water Company recorded the $2.1 million customer credit expense as an offset to revenues during the second quarter of 2019. The $5 million commitment to invest in utility plant will be recognized as plant in service on the company’s financial statements once invested. The Agreement is subject to final approval by the CPUC which is expected in the fourth quarter of 2019.
SJW Group is subject to ordinary routine litigation incidental to its business. Except as set forth above, there are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
The following discusses certain risk factors relating to the merger consummated with CTWS on October 9, 2019 (the “Merger”) and does not include all of the risk factors associated with the Merger and the combined company after the Merger. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2018 and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factors listed and referenced below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2018 and SJW Group’s Form 10-Q for the quarterly period ended June 30, 2019.
Risks Related to the Combined Company Following Closing of the Merger
The CPUC has initiated an investigation to review the Merger, which may impose costs or certain conditions on us, but the Merger was consummated prior to the CPUC’s issuance of an order with respect to its investigation.
The CPUC at its July 12, 2018 meeting approved an OII into the Merger. The order includes investigating the CPUC’s authority over the Merger, whether the Merger is in the public interest; whether the Merger preserves the CPUC’s jurisdiction over San Jose Water Company and the CPUC’s capacity to effectively regulate utility operations in the State of California; the effect of the Merger on our and CTWS’s employees, shareholders, customers and communities in which they operate and the State of California; whether the benefits likely exceed any detrimental effects of the Merger; and whether the CPUC should consider conditions or mitigation measures to prevent any adverse consequences which may result from the Merger, and if so, what should be those conditions or measures. The order had stated that the CPUC planned to substantially complete the inquiry in a manner sufficiently timely to allow the Merger to go forward by the end of 2018, if appropriate. However, as a result of unexpected delays in the CPUC’s scheduling of a planned public participation hearing, which was held January 31, 2019, issuance of a proposed decision was delayed. On March 4, 2019, the presiding administrative law judge suspended the CPUC investigation until a final decision was reached by PURA. We notified the CPUC on September 11, 2019 of the PURA Decision adopted September 4, 2019, in Docket 19-04-02, and on September 24, 2019, we provided notice to the CPUC of PURA’s letter approval of the Revised Settlement Agreement on September 15, 2019.
Completion of the CPUC’s investigation was not a condition to the consummation of the Merger. We are unable to predict what action, if any, the CPUC will take with respect to the Merger upon the conclusion of the OII proceeding. Such actions may impose significant costs and conditions on us, which may have an adverse effect on our business operation and financial conditions, and may negate some or all of the benefits that we expect as a result of the Merger.
We incurred substantial additional indebtedness to finance the Merger, and this additional indebtedness may reduce our business and operational flexibility and increase our borrowing costs.
To finance the Merger, we incurred an aggregate of $510 million of additional indebtedness, a substantial increase compared to our indebtedness prior to the Merger. Our increased indebtedness and higher debt-to-equity ratio in comparison to that of our recent historical basis may have the effect, among other things, of: reducing our flexibility to respond to changing business, industry and economic conditions; increasing borrowing costs; placing us at a competitive disadvantage relative to other companies in our industry with less debt; potentially have an adverse affect our issuer and issue ratings; requiring additional cash flow to be used to service debt instead of for other purposes; and potentially impairing our ability to obtain other financing.
In addition, the terms and conditions of such indebtedness, including financial covenants and restrictive covenants, may reduce our business flexibility and adversely affect our business, financial condition, results of operations and prospects. The agreements governing the indebtedness incurred in connection with the Merger contain covenants that impose significant operating and financial limitations and restrictions on us, including restrictions on the ability to enter particular transactions and engage in other activities that we may believe will be advisable or necessary for the combined company’s business. In addition, failure to comply with any of the covenants in our existing or future debt agreements could result in a default under those agreements and under other existing agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of indebtedness under these agreements and to foreclose upon any collateral securing such indebtedness. Under certain circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations under our indebtedness, including principal and interest payments, which, if not cured, may cause an event of default.
Completion of the Merger may have triggered change in control or other provisions in certain agreements to which CTWS is a party, which may have an adverse impact on the combined company’s business and results of operations.
The completion of the Merger may have trigged change in control and other provisions in certain agreements to which CTWS is a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business and results of operations.
We may not have discovered undisclosed liabilities of CTWS during our due diligence process.
In the course of the due diligence review of CTWS that we conducted prior to the execution of the Merger Agreement, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of CTWS and its subsidiaries, and our stockholders may not be indemnified for any of these liabilities. Examples of such undisclosed liabilities may include, but are not limited to, pending or threatened litigation or regulatory matters. Any such undisclosed liabilities could have an adverse effect the business, results of operations, financial condition and cash flows of the combined company and on the value of our stock following the completion of the Merger.
Uncertainties associated within the combined company may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.
The combined companies are dependent on the experience and industry knowledge of the officers and other key employees to execute their business plans, and its success will depend in part upon its ability to retain key management personnel and other key employees. Current and prospective employees of the combined company may experience uncertainty about their roles, including following the closing of the Merger, which may have an adverse effect on the ability of each of the combined company to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees to the same extent that SJW Group and CTWS were previously able to attract or retain their own employees before the Merger. A failure by the combined company to attract, retain and motivate executives and other key employees after the completion of the Merger could have a negative impact on its businesses.
The combined company is expected to incur additional costs in connection with the CTWS merger, including costs to complete the transaction and integrate SJW Group and CTWS.
The combined company has incurred, and is expected to incur additional, substantial expenses in connection with completing the CTWS merger and integrating SJW Group and CTWS. Close of the CTWS merger, which occurred on October 9, 2019, will result in additional legal, regulatory, and consulting fees. In addition, there is a large number of processes, policies, procedures, operations, technologies and systems at each company that must be integrated, including accounting and finance, payroll, revenue management, commercial operations, risk management and employee benefits. While we assumed that a certain level of merger and integration expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of such expenses, and we may encounter unexpected difficulties and challenges that would require us to incur additional expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. In addition, integration expenses could, particularly in the near term, exceed the benefits that the combined company expects to achieve from the elimination of duplicative public company and other related costs expected from the transaction. These merger and integration expenses likely will result in the combined company taking significant charges against earnings and the amount and timing of such charges are uncertain at present.
SJW Group has committed to certain “ring-fencing” measures which will enhance CTWS’s separateness from SJW Group, which may limit SJW Group’s ability to influence the management and policies of CTWS (beyond the limitations included in other existing governance mechanisms).
Pursuant to the agreements related to the Merger and commitments made by SJW Group as part of the application for PURA and MPUC approval of the Merger, SJW Group has instituted certain “ring-fencing” measures to enhance CTWS’s separateness from SJW Group and to mitigate the risk that CTWS would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting SJW Group or its non-ring-fenced affiliates. These commitments became effective upon the closing of the Merger.
In order to satisfy the ring-fencing commitments, SJW Group formed SJWNE, LLC a wholly-owned special purpose entity (“SPE”) to own the capital stock of CTWS, and the SPE, CTWS and their subsidiaries (collectively, the “CTWS Entities”) adopted certain measures designed to enhance their separateness from SJW Group, with the intention of mitigating the effects on the CTWS Entities of any bankruptcy of SJW Group and its affiliates other than the CTWS Entities (collectively, the “Non-CTWS Entities”).  As a result of these ring-fencing measures, in certain situations, SJW Group will be restricted in its ability to access assets of the CTWS Entities as dividends or intracompany loans to satisfy the debt or contractual obligations of any Non-CTWS Entity, including any indebtedness or other contractual obligations of SJW Group. In addition, the ring-fencing structure may negatively impact SJW Group’s ability to achieve certain benefits, including synergies and economies of scale to reduce operating costs of the combined entity, that it anticipates will result from the Merger.

This ring-fencing structure also subjects SJW Group and the CTWS Entities to certain governance, operational and financial restrictions following the closing of the Merger. Accordingly, SJW Group may be restricted in its ability to direct the management, policies and operations of the CTWS Entities, including the deployment or disposition of their respective assets, declarations of dividends, strategic planning and other important corporate issues. Further, the CTWS Entities’ directors have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of the CTWS Entities consistent with the ring-fencing structure and applicable law, which may be contrary to SJW Group’s best interests or be in opposition to SJW Group’s preferred strategic direction for the CTWS Entities. To the extent they take actions that are not in SJW Group’s interests, our financial condition, results of operations and prospects may be materially adversely affected.
The combined company is and will be affected by developments in the water utility industry, including changes in regulation. A failure to adapt to the changing regulatory environment could adversely affect the stability of the combined company’s earnings.
Because the combined company and its subsidiaries are regulated in the United States at the federal level and in California, Texas, Connecticut and Maine, it is and will continue to be affected by legislative and regulatory developments. The combined company and/or its subsidiaries are now subject in the United States to federal regulation as well as to extensive state regulation in the states in which the combined company operates. The costs, burdens and complexities associated with complying with these regulatory jurisdictions may have an adverse effect on the combined company. Moreover, potential legislative or regulatory changes may create greater risks to the stability of the combined company’s earnings generally.
SJW Group’s dividend policy is subject to the discretion of our board of directors and may be limited by legal and contractual requirements.
We anticipate to continue to pay a regular quarterly dividend now that the Merger is completed, though any such determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements, including limitations under Delaware law, restrictions in our credit agreements and other debt instruments that limit our ability to pay dividends to stockholders and other factors the board of directors deems relevant. The board of directors of the combined company may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our subsidiaries may be subject to restrictions on their ability to pay dividends to us, including under state law, pursuant to regulatory commitments and under their credit agreements and other debt instruments. In this regard, the CTWS Entities are limited from paying dividends to us in certain circumstances under PURA regulatory commitments. Any inability of our subsidiaries to pay us dividends may have a material and adverse effect on our ability to pay dividends to our stockholders.
We expect to incur additional costs and expenses in connection with remaining litigation items arising from the Merger with CTWS.
On June 14, 2018, a putative class-action complaint was filed against the members of the CTWS board of directors, SJW Group and Eric W. Thornburg on behalf of CTWS shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Dunn v. Benoit, et al., Case No. MMX-CV18-6021536-S (Conn. Super. Ct.). The complaint, as amended on September 18, 2018, alleges that the members of the CTWS board of directors breached their fiduciary duties owed to CTWS shareholders in connection with negotiating the Merger and that CTWS’s preliminary proxy statement, filed with the SEC on
August 20, 2018, omits certain material information. The complaint further alleges that SJW Group and Eric W. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the action seeks to recover attorneys’ fees and costs.
Also, on June 14, 2018, a near-identical putative class-action complaint was filed against the members of the CTWS board of directors, SJW Group and Eric W. Thornburg on behalf of CTWS shareholders in the Connecticut Superior Court in the Judicial District of Middlesex under the caption Tillotson v. Benoit, et al., Case No. MMX-CV18-6021537-S (Conn. Super. Ct.). The complaint, as amended on September 20, 2018, alleges that members of the CTWS board of directors breached their fiduciary duties owed to CTWS shareholders in connection with negotiating the Merger and that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omits certain material information. The complaint further alleges that SJW Group and Eric W. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the action seeks to recover attorneys’ fees and costs.
The parties to the above lawsuits have agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle these lawsuits, the plaintiffs have reserved the right to seek a mootness fee from CTWS.
On November 20, 2018, the plaintiffs in Connecticut Superior Court filed a brief in support of an opening mootness fee demand of $1.5 million for alleged benefits the plaintiffs believe their lawsuit created for CTWS. CTWS intends to vigorously oppose this demand. We expect to incur additional costs and expenses in connection with the lawsuits, including the opposition against the fee demand, and such lawsuits may distract our management from the day-to-day operation of the combined company.
SJW Group Water Utility Services are subject to the following risks after closing of the Merger:

•
Water Supply - We are subject to regulations concerning the flow of water in Connecticut’s rivers and streams, as well as the State of Maine’s regulations that govern the flow of water in rivers and streams and also govern lake levels on great ponds. Maine Water Company (“Maine Water”) relies on legislatively granted water rights in order to serve customers. In some instances, these rights were granted to predecessor water companies specially chartered by the Maine Legislature many decades ago, with those entities later having been merged into Maine Water. The legislation incorporating these predecessor water companies did not address whether chartered rights may be transferred to another entity without special legislative action. The Maine Business Corporation Act generally provides that property and contract rights of a merged corporation are vested in the survivor corporation without reversion or impairment. In the MPUC proceedings that approved the mergers of these Maine Water predecessor companies, the survivorship of water rights was not contested, and Maine Water has not sought specific legislation to reaffirm the transfer of chartered rights granted to predecessor water companies

•
Customer Demand - Similar to San Jose Water Company and CLWSC, CTWS has also been impacted by increased water conservation, as well as the use of more efficient household fixtures and appliances among residential users. There has been a trend of declining per customer residential water usage in Connecticut and Maine over the last several years. CTWS’s regulated business in Maine and at Avon Water Company are heavily dependent on revenue generated from rates it charges to its residential customers for the volume of water they use. The rate CTWS charges for its water is regulated by the MPUC in Maine and PURA in Connecticut, and CTWS may not unilaterally adjust its rates to reflect changes in demand. Declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect any usage declines in the rate setting design process. Although the legislatures in Maine and Connecticut have provided enabling legislation for water utilities to implement revenue adjustment mechanisms to allow for recovery of authorized rates where conservation has occurred and consumption has declined and such a mechanism has been approved by PURA for Connecticut Water Company (“Connecticut Water”) and Heritage Valley Water Company (“HVWC”), this mechanism has yet to be implemented at Avon Water or Maine Water.

•
Water Supply Contamination - CTWS’s wastewater operations, wastewater collection and treatment and septage pumping and sludge hauling also involve various unique risks that could impact our company. If collection or treatment systems operated by HVWC fail or do not operate properly, or if there is a spill, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing various damages and injuries, including environmental damage. These risks are most acute during periods of substantial rainfall or flooding, which are the main causes of wastewater overflow and system failure. Liabilities resulting from such damages and injuries could harm our business, financial condition, and results of operations.

•
Environmental Regulations - We are subject to regulations concerning the flow of water in Connecticut’s rivers and streams, which could adversely affect our business. As promulgated, the regulations may require that certain downstream releases be made from seven of Connecticut Waters’ eighteen active reservoirs following the adoption of stream classifications by the Department of Energy and Environmental Protection, or DEEP. Currently, downstream releases are made at two locations. No groundwater supply wells are affected by the regulations.

DEEP has finalized stream classifications in two areas of the state where Connecticut Water maintains and operates sources of supply. Other areas of the state, including areas where Connecticut Water operates, remain to be classified. Although significantly and favorably modified from prior versions, the regulations still have the potential to lower safe yield, raise capital and operating expenses and adversely affect revenues and earnings. Because they affect only a subset of CTWS’s supplies and allow for releases to be scaled back in response to drought events, the overall impact is anticipated to be manageable. Although there can be no assurance PURA would approve rate increases to enable us to recover all such costs, legislation passed in 2013 allows for a surcharge to recover capital improvement costs necessary to achieve compliance with the regulations.
We will also be subject to the State of Maine’s regulations that govern the flow of water in rivers and streams and also govern lake levels on great ponds. Maine regulations govern any activity that alters the flow or level of classified state waters. Maine Water operates five water systems that use surface waters governed by these regulations. For public water systems, Maine regulations allow the Maine Department of Environmental Protection, or MDEP, to impose site specific conditions in locations where Maine’s water quality classifications are not being met. Any conditions proposed on a water withdrawal by a public water system must consider the provisions of any legislative charter, the watershed protection benefits provided by the utility and the financial viability of the utility. Further, any conditions imposed must be accommodated by the existing MPUC approved rate schedule for the utility and may not, in and of themselves, cause a utility to request a rate increase from their customers. To date, the MDEP has not imposed any withdrawal conditions on any public water system in Maine.
In particular, Maine Water relies on legislatively granted water rights in order to serve customers. In some instances, these rights were granted to predecessor water companies specially chartered by the Maine Legislature many decades ago, with those entities later having been merged into Maine Water. The legislation incorporating these predecessor water companies did not address whether chartered rights may be transferred to another entity without special legislative action. The Maine Business Corporation Act generally provides that property and contract rights of a merged corporation are vested in the survivor corporation without reversion or impairment. In the MPUC proceedings that approved the mergers of these Maine Water predecessor companies, the survivorship of water rights was not contested, and Maine Water has not sought specific legislation to reaffirm the transfer of chartered rights granted to predecessor water companies.

•
Reservoirs, Storage Tanks, Mains or Distribution Networks - We also own and operate numerous dams throughout Connecticut and Maine, and a failure of such dams could result in losses and damages that may adversely affect our financial condition and reputation. In addition, CTWS operates a number of water and wastewater systems under operation and maintenance contracts that we assumed with the consummation of the Merger. Pursuant to these contracts, such systems are operated according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner of the system to undertake capital improvements. We may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, those non-compliance events may reflect poorly on us as the operator of the system and harm our reputation, and in some cases, may result in liability to the same extent as if we were the owner.

ITEM 5.	OTHER INFORMATION
On October 30, 2019, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.30 per share of common stock. The dividend will be paid on December 2, 2019, to stockholders of record as of the close of business on November 11, 2019.
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)	Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	November 1, 2019	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)