Form 10-K
period 2019-12-31
SJW GROUP
filed 2020-03-02
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,586 million based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of registrant’s common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2020
Common Stock, $0.001 par value per share	28,493,151

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s Annual Meeting of Stockholders, to be held on April 29, 2020, are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

Forward-Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws relating to future events and future results of SJW Group and its subsidiaries that are based on current expectations, estimates, forecasts, and projections about SJW Group and its subsidiaries and the industries in which SJW Group and its subsidiaries operate and the beliefs and assumptions of the management of SJW Group. Some of these forward-looking statements can be identified by the use of forward-looking words including “believes”, “expects”, “estimates”, “anticipates”, “intends”, “seeks”, “approximately”, “plans”, “projects”, “may”, “should”, “will”, or the negative of those words or other comparable terminology. These forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report under Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere, and in other reports and documents SJW Group files with the Securities and Exchange Commission (the “SEC”), specifically the most recent Form 10-Q and the registration statement on Form S-3, as amended, and reports on Form 8-K filed with the SEC, each as it may be amended from time to time.
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

•	the outcome of the California Public Utilities Commission’s investigation into the Merger;

•	litigation;

•	changes in demand for water and other products and services;

•	unanticipated weather conditions and changes in seasonality;

•	climate change and the effects thereof;

•
catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, hurricanes, terrorist acts, physical attacks, cyber-attacks, epidemic or pandemic illness events, or other similar occurrences that could adversely affect our facilities, operations, financial condition, results of operations and reputation;

•	unexpected costs, charges or expenses;

•	our ability to successfully evaluate investments in new business and growth initiatives;

•	the risk of work stoppages, strikes and other labor-related actions;

•	changes in general economic, political, business and financial market conditions;

•
the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, changes in interest rates, compliance with regulatory requirements, compliance with the terms and conditions of our outstanding indebtedness, and general market and economic conditions; and

•	legislative and economic developments.
Actual results are subject to other risks and uncertainties that relate more broadly to our overall business, including those more fully described in our filings with the SEC, including our most recent reports on Form 10-K, Form 10-Q and Form 8-K. Forward-looking statements are not guarantees of performance, and speak only as of the date made, and SJW Group undertakes no obligation to update or revise any forward-looking statements except as required by law.

Item 1.	Business
General Development of Business
SJW Group was initially incorporated as SJW Corp. in the state of California on February 8, 1985. SJW Group is a holding company with four wholly-owned subsidiaries:

•
San Jose Water Company (“SJWC”) with its headquarters located at 110 West Taylor Street in San Jose, California 95110, was originally incorporated under the laws of the State of California in 1866. As part of a reorganization on February 8, 1985, SJWC became a wholly owned subsidiary of SJW Group. SJWC is a public utility in the business of providing water service to approximately 231,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area.

•
SJWNE LLC, a Delaware limited liability company, was formed in 2019, and is a wholly-owned subsidiary of SJW Group. SJWNE LLC is a special purpose entity established to hold SJW Group’s investment in Connecticut Water Service, Inc. (“CTWS”). CTWS with its headquarters located in Clinton, Connecticut was incorporated in 1974 in the state of Connecticut. As part of the merger transaction between SJW Group and CTWS on October 9, 2019, CTWS became a wholly-owned subsidiary of SJWNE LLC. CTWS is a holding company with six wholly-owned subsidiaries. The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”) and The Maine Water Company (“Maine Water”) are public utilities in the business of providing water service to approximately 137,000 connections that serve a population of approximately 480,000 people in 80 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.

•
SJWTX, Inc. was incorporated in the state of Texas in 2005. SJWTX, Inc. is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 18,000 connections that serve approximately 54,000 people. CLWSC’s service area comprises more than 246 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, “Consolidation” with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.

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
Together, SJWC, Connecticut Water, CLWSC, Maine Water, HVWC, Avon Water, NEWUS and TWA (through the date of sale in 2017), are referred to as “Water Utility Services.”
SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P. which operated a commercial building rental, and Chester Realty, Inc. are collectively referred to as “Real Estate Services.”
SJW Group and CTWS Merger
On October 9, 2019, SJW Group completed its previously announced acquisition of CTWS pursuant to the terms of the Second Amended and Restated Agreement and Plan of Merger, dated as of August 5, 2018, by and among SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group, and CTWS. SJW Group acquired all of the outstanding stock of CTWS for $70.00 per share in cash (without interest and less any applicable withholding taxes). The total cash purchase price is approximately $838.5 million, less cash received of $3.0 million, and approximately $6.4 million related to outstanding awards of restricted stock units and deferred share units assumed in connection with the CTWS merger. SJW Group financed the acquisition with net proceeds from its December 2018 sale of 7,762,000 common equity shares of approximately $411.1 million, and the October 2019 issuance of $427.4 million in new fixed rate term loans. SJW Group raised an additional $18.5 million in the debt financing to partially finance transaction costs incurred in connection with the CTWS acquisition. Along with the acquisition debt financing, SJW Group raised $60.0 million of new proceeds used to partially refinance certain CTWS short-term borrowings on its existing lines of credit after the CTWS acquisition closed.
Regulation and Rates
California Regulatory Affairs
SJWC’s rates, service and other matters affecting its business are subject to regulation by the California Public Utilities Commission (“CPUC”).
Generally, there are three types of rate adjustments that affect SJWC’s revenue collection: general rate adjustments, cost of capital adjustments, and offset rate adjustments. General rate adjustments are authorized in general rate case decisions, which usually authorize an initial rate adjustment followed by two annual escalation adjustments. General rate applications are normally filed and processed during the last year covered by the most recent general rate case as required by the CPUC in order to avoid any gaps in regulatory decisions on general rate adjustments.
Cost of capital adjustments are rate adjustments resulting from the CPUC’s usual tri-annual establishment of a reasonable rate of return for SJWC’s capital investments.
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power and pensions. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation during periods of mandated water restrictions, water tariffs and other approved activities or as directed by the CPUC such as the memorandum account for the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). The purpose of balancing and memorandum accounts is to track the under-collection or over-collection associated with such expense changes and activities.
On January 4, 2018, SJWC filed General Rate Case Application No. 18-01-004 (“GRC”) with the CPUC requesting authority for an increase of revenue of $34.3 million, or 9.76%, in 2019, $14.2 million, or 3.7%, in 2020 and $20.6 million, or 5.17%, in 2021. Among other things, the application also included requests to recover $20.7 million from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism (“WRAM/SRM”), and a shift to greater revenue collection in the service charge. On June 28, 2018, the CPUC issued an order in the case identifying the issues to be considered, including whether the proposed merger between SJW Group and CTWS will have any ratemaking impact on the customers of SJWC (see discussion on the merger with CTWS at Note 12). This consideration was subsequently removed from the GRC to be considered in an Order Instituting Investigation (“OII”) on the proposed merger issued on July 20, 2018, see below for further discussion. On August 10, 2018, SJWC and the Office of Ratepayer Advocates filed a joint motion for partial settlement (“Settlement”) of the GRC with the CPUC, resolving all issues in the GRC with the exception of authorization of a WRAM/SRM and the recovery of the balance in the Hydro Generation Research, Development and Demonstration Memorandum Account, such issues being subsequently contested in legal briefs. The Settlement also lowered authorized sales to a level that aligns more closely with current actual consumption.  In addition, it allowed for a shift in cost recovery allowing 40% of total revenue to be collected through the fixed charge. On October 16, 2018, the CPUC issued a Proposed Decision adopting the Settlement in part, without any impact on the proposed revenue requirement outlined in the Settlement, and delaying ruling on the contested issues in order to allow the Settlement rates to become effective January 1, 2019. On December 4, 2018, the CPUC issued Decision 18-11-025 authorizing new rates for 2019. Accordingly, SJWC filed Advice Letter No. 528/528A on December 7, 2018, requesting authorization to increase revenue requirement by $16.4 million or 4.55% in 2019 and to implement surcharges to recover $27.0 million of under-collections from memorandum and balancing accounts. This was approved on December 28, 2018, and new rates became effective January 1, 2019.
On July 20, 2018, the CPUC issued an Order Instituting Investigation (“OII”) No. 18-07-007 concerning SJW Group’s then proposed merger with CTWS. A Scoping Memorandum was issued on September 7, 2018, which identified the issues to be considered in the proceeding as to whether the proposed merger is subject to CPUC approval and to evaluate the merger’s likely impacts within California. On September 14, 2018, SJW Group and SJWC submitted joint comments in response to the issues identified in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. A Public Participation Hearing was held on January 31, 2019. On March 4, 2019, the CPUC suspended this proceeding due to SJW Group’s announcement of its intention to file a new merger approval application with the Connecticut Public Utilities Regulatory Authority (“PURA”). On April 3, 2019, SJW Group and CTWS jointly filed a new merger application with PURA. After securing the required approvals from both PURA and the Maine Public Utilities Commission (“MPUC”), SJW Group announced the close of the merger on October 9, 2019, and notified the CPUC accordingly.

In January 2017, a SJWC customer inquired about the company’s billing practice as it related to the proration of service charges in billing cycles where a rate change occurred. On June 22, 2017, SJWC was served with Complaint 17-06-009 regarding its billing practice for service charge rate changes. The billing issue was made a part of SJWC’s GRC proceeding and a settlement agreement was reached with the Office of Ratepayer Advocates (now the Public Advocates Office) on May 23, 2018, limiting the duration from which to calculate customer refunds from June 1, 2011, through December 31, 2016. Accordingly, SJWC provided an additional reserve to cover the remaining period covered by the settlement. In accordance with Decision 18-11-025 for the GRC, SJWC filed Advice Letter No. 530 proposing total refunds of $2.0 million for the period from June 1, 2011 through December 31, 2016. This advice letter became effective February 8, 2019, and refunds were completed by mid-May 2019. On April 22, 2019, the CPUC dismissed Complaint 17-07-009 citing the relief provided in Advice Letter No. 530 and the current OII on this matter (see below for further discussion). The Complainant filed an appeal with the CPUC to dispute the dismissal. This appeal was rejected and the Complaint was dismissed via CPUC Decision No. 19-09-040 on September 24, 2019.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which SJWC was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into SJWC’s billing practice.  CPED calculated a refund obligation of approximately $2.1 million for the years 2014 to 2016 that had been the subject of SJWC’s Advice Letter No. 510.  CPED calculated a further refund obligation of approximately $2.0 million for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4.9 million.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on SJWC in amounts ranging from $500 to $50,000 per offense, per day. On July 24, 2019, SJWC and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over SJWC’s past customer billing practices. The Agreement requires the company to pay approximately $2.1 million in customer credits, consisting of $1.8 million for refunds during the period from 1987 to 2011 and an additional $0.4 million in customer credits to low income water customers, and invest $5.0 million in utility plant that is not allowed an investment return or rate recovery. SJWC has recorded the $2.1 million customer credit expense as an offset to revenues in the accompanying December 31, 2019, Consolidated Statements of Comprehensive Income. The $5.0 million commitment to invest in utility plant will be recognized as plant in service on the SJWC’s financial statements once invested. The Agreement is subject to final approval by the CPUC. A CPUC Presiding Officer’s Decision approved the Agreement in December 2019, but an appeal was filed in January 2020 by a group of SJWC customers. A final CPUC decision approving the Settlement and dismissing the appeal was approved on February 27, 2020.
On February 28, 2019, SJWC filed Advice Letter No. 531 with the CPUC requesting to adjust the Utilities Reimbursement Account User Fees as directed by CPUC Resolution M-4839. The reimbursement fee was reduced from 1.4% to 1.23%. This request was approved and the new fee became effective on April 1, 2019.
On March 29, 2019, SJWC filed Advice Letter No. 532 with the CPUC requesting authorization to recover its balance in its 2018 Water Conservation Memorandum Account (“WCMA”) for the period of January 1, 2018, through December 31, 2018. On December 19, 2019, the CPUC denied the recovery via Resolution W-5210 citing the elimination of mandatory conservation requirements. During the year ended December 31, 2019, SJWC recorded a reduction of balancing and memorandum accounts of $9.4 million with an offset to revenues for the 2018 WCMA and reversed revenues of $0.6 million recorded in the 2019 WCMA balance.
On June 19, 2019, the CPUC issued its final decision resolving the remaining issues in SJWC’s GRC. Decision 19-06-010 denied the establishment of a WRAM/SRM and authorized the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account balance of $1.2 million. SJWC filed Advice Letter No. 534 on August 1, 2019, to recover this amount via a surcharge over a three-year period. The CPUC rejected the advice letter on October 10, 2019, citing an error and recommended a correction and a new filing for recovery. SJWC has made a filing to correct the record and is awaiting the CPUC’s decision. A new advice letter for recovery is anticipated to be filed in the first quarter of 2020 pending the decision.
On August 30, 2019, SJWC filed Advice Letter No. 535 with the CPUC requesting authorization to increase the total 2019 authorized revenue requirements by $0.7 million or 0.17% for plant additions related to the Montevina Water Treatment Plant Upgrade Project in 2018. This advice letter became effective on September 29, 2019.
SJWC filed Advice Letter No. 537 with the CPUC requesting authorization to refund the balance in its 2018 Tax Accounting Memorandum Account as required by the GRC decision on October 18, 2019.  On December 3, 2019, Advice Letter 537-A was filed to refund the balance via a one-time surcredit. For a typical residential customer with a 3/4-inch meter, the one-time refund will be $20.84.  This advice letter was approved effective January 1, 2020, and refunds to customers began on January 27, 2020.
SJWC filed Advice Letter No. 541 on November 20, 2019, with the CPUC requesting authorization to increase revenue requirement by $8.6 million or 2.28% in 2020 for the first escalation year authorized in our 2018 General Rate Case Decision 18-011-025 which established rates for 2019, 2020, and 2021. This advice letter was approved on December 26, 2019, and new rates became effective January 1, 2020.
On December 6, 2019, SJWC filed Application No. 19-12-002 with the CPUC requesting approval for cost recovery to deploy Advanced Metering Infrastructure throughout its service area.  The application seeks revenue increases of $2.3 million or 0.61% in 2021, $4.0 million or 1.04% in 2022, and $2.5 million or 0.65% in 2023, and $0.3 million or 0.09% in 2024 based on current rates in effect.  A decision from the CPUC is anticipated in the fourth quarter of 2020.
On January 22, 2020, SJWC, along with California-American Water Company, California Water Service Company, and Golden State Water Company, filed a joint request for a one-year deferment on the Cost of Capital filings which would otherwise be due on May 1, 2020. Postponing the filing one year would alleviate administrative processing costs on the utilities as well as the CPUC staff, and provide relief for both CPUC and utility resources already strained by numerous other proceedings. The request is conditioned on no changes to the current Water Cost of Capital Mechanism in place during the one-year deferment. A CPUC decision is expected in the first quarter of 2020.
Connecticut Regulatory Affairs
Connecticut Water, HVWC and Avon Water’s rates, service and other matters affecting its business are subject to regulation by the PURA. Our Connecticut regulated operations seek rate relief as necessary to enable it to achieve an authorized rate of return.
PURA generally establishes rates in Connecticut on a company-wide basis and allows the Connecticut regulated operations to add surcharges to customers’ bills in order to recover certain costs associated with approved eligible capital projects through the Water Infrastructure Conservation Adjustment (“WICA”) in between full rate cases, as well as approved surcharges for the Water Revenue Adjustment (“WRA”). Connecticut Water and HVWC mitigate the risk associated with changes in demand through a PURA approved WRA mechanism. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows companies to implement a surcharge or surcredit as necessary to recover the revenues approved in the general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Projects eligible for WICA surcharges include certain types of aging utility plant, primarily water mains, meters, and service lines. Additionally, certain energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems are eligible for WICA surcharges. Avon Water does not currently use the WRA mechanism.
As of December 31, 2019, WICA surcharges for Connecticut Water and Avon Water were 3.24% and 9.31%, respectively. HVWC does not currently have an approved WICA surcharge. On January 28, 2020, Connecticut Water filed a WICA application representing an additional 2.6% surcharge, for a cumulative WICA surcharge of 5.84%. Additionally, on February 7, 2020, Connecticut Water filed its annual WICA reconciliation which called for a 0.09% reduction of the WICA surcharge. If approved as filed, Connecticut Water will begin to charge customers a cumulative WICA surcharge of 5.75% on April 1, 2020.
Connecticut Water and HVWC’s allowed revenues, as approved by PURA during each company’s last general rate case and including subsequently approved WICA surcharges for Connecticut Water, were approximately $18.6 million for the period ended October 9, 2019 through December 31, 2019. Through the normal billing, for the period ended October 9, 2019 through December 31, 2019, revenues received from water and wastewater customers would have been approximately $20.4 million. As a result of the utilization of the WRA mechanism, Connecticut Water and HVWC recorded an approximate $1.8 million reduction in revenues for the period ended October 9, 2019 through December 31, 2019.
Texas Regulatory Affairs
CLWSC’s rates are subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
As required, CLWSC submitted on January 28, 2019, its Water Pass-Through Charge (“WPC”) true-up report for the Canyon Lake area systems 2018 purchased water costs to the PUCT reflecting a change from $1.13 to $1.05 per thousand gallons. The WPC is the annual filing to change that component of CLWSC’s water rates for the changes in purchased water costs since the last annual true-up report. This change for 2019 became effective on water bills being prepared as of February 1, 2019. Two WPC true-up reports were filed to report the year 2019 costs. The changes in the purchased water costs for the Deer Creek Ranch water system resulted in a decrease in the usage charge from $2.19 to $2.02 per thousand gallons, and an increase in the monthly base charge of $3.04 per residential account. These Deer Creek Ranch rate changes became effective October 1, 2019. The 2019 WPC true-up report for the water systems located in the Canyon Lake area resulted in a reduction of the WPC usage rate from $1.05 to $0.95 per thousand gallons which became effective on February 1, 2020.
Maine Regulatory Affairs
Maine Water’s rates, service and other matters affecting its business are subject to regulation by the MPUC. As with the Connecticut regulated operations, rate relief is sought as necessary to enable the company to achieve an authorized rate of return. MPUC approves rates on a division-by-division basis in Maine and allows Maine Water to add surcharges to customers’ bills in order to recover certain costs associated with capital projects through the Water Infrastructure Surcharge (“WISC”) in between general rate cases. Projects eligible for WISC surcharges include all infrastructure replacement or repair projects, excluding meters, that are necessary for the transmission, distribution or treatment of water.
In 2015, a WRA mechanism law in Maine became available to regulated water utilities. Maine’s rate-adjustment mechanism could provide revenue stabilization in divisions with declining water consumption and Maine Water expects to request usage of this mechanism in future rate filings when consumption trends support its use.
On December 20, 2019, Maine Water filed a general a rate increase for their Skowhegan Division seeking approximately $0.2 million, or 14.7%, in additional revenue with the MPUC. A final decision from the MPUC is expected in the second quarter of 2020. On January 20, 2020, Maine Water filed WISC applications with the MPUC in four divisions requesting an increase between 1.76% and 3.00%, representing approximately $0.4 million in additional revenues. The WISC application was approved on February 26, 2020 and the surcharges are effective March 1, 2020.
Please also see Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 of “Notes to Consolidated Financial Statements.”
Description of Business
General
The principal business of Water Utility Services consists of the production, purchase, storage, purification, distribution, wholesale, retail sale of water and wastewater services. SJWC provides water services to approximately 231,000 connections that serve approximately one million people residing in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. The CTWS companies provide water service to approximately 137,000 service connections that serve a population of approximately 480,000 people in 80 municipalities with a service area of approximately 269 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut. CLWSC provides water service to approximately 18,000 connections that serve approximately 54,000 people in a service area comprising more than 246 square miles in the growing region between San Antonio and Austin, Texas. Together, the Water Utility Services distribute water to customers in their respective service areas in accordance with accepted water utility methods.
SJWC, Avon Water, HVWC and Maine Water provide non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements and antenna site leases. In addition, in October 1997, SJWC commenced operation of the City of Cupertino municipal water system under the terms of a 25-year lease. The system is adjacent to the SJWC service area and has approximately 4,600 service connections. Under the terms of the lease, SJWC paid an upfront $6.8 million concession fee to the City of Cupertino that is being amortized over the contract term. SJWC assumed responsibility for all maintenance and operating costs of the system, while receiving all payments for water service. SJWC and the City of Cupertino signed an amendment to the lease agreement dated January 8, 2020. Under the terms of the amended lease agreement, SJWC agreed to invest up to $5 million of capital improvements in the City of Cupertino’s municipal water system prior to the expiration of the lease in September 2022. Any unspent funds at lease termination remain the property of the City of Cupertino.
NEWUS provides contracted services to water utilities in the State of Connecticut, as well as offering Linebacker®, our subscription service line protection plan for public drinking water customers. Linebacker covers a limited amount of the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home. Additionally, Linebacker will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter.

SJW Land Company owns an undeveloped real estate property, commercial and warehouse properties in Tennessee and holds a 70% limited partnership interest in 444 West Santa Clara Street, L.P. Chester Realty, Inc. owns commercial properties and parcels of land in Connecticut.
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
Water Supply
California Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from the Santa Clara Valley Water District (“Valley Water”) under the terms of a master contract with Valley Water expiring in 2051. During non-drought years, purchased water provides approximately 40% to 50% of SJWC’s annual production. An additional 40% to 50% of its water supply is pumped from the underground basin which is subject to a groundwater extraction charge paid to Valley Water. Surface supply, which during a normal rainfall year satisfies about 6% to 8% of SJWC’s annual water supply needs, provides approximately 1% of its water supply in a dry year and approximately 14% in a wet year. In dry years, the decrease in water from surface run-off and diversion and the corresponding increase in purchased and pumped water increases production expenses substantially.
The pumps and motors at SJWC’s groundwater production facilities are propelled by electric power. SJWC has installed standby power generators at 36 of its strategic water production sites and manages a fleet of 21 portable generators deployed throughout the distribution system for power outages at remaining pumping facilities. In addition, the commercial office and operations control centers are outfitted with standby power equipment that allow critical distribution and customer service operations to continue during a power outage. Valley Water has informed SJWC that its filter plants, which deliver purchased water to SJWC, are also equipped with standby generators. In the event of a power outage, SJWC believes it will be able to prevent an interruption of service to customers for a limited period by pumping water using generator power and by using purchased water from Valley Water.
In 2019, the level of water in the Santa Clara Valley groundwater basin, which is managed by the Valley Water, experienced a decrease due to a decrease in managed groundwater recharge. As reported by Valley Water at the end of 2019, the groundwater level in the Santa Clara Plain was 4 feet lower compared to the same time in 2018, and 10 feet higher than the five-year average. The total groundwater storage at the end of 2019 was within Stage 1 (Normal) of the Valley Water’s Water Shortage Contingency Plan. On January 1, 2020, Valley Water’s 10 reservoirs were 34% full with 56,644 acre-feet of water in storage. As of December 31, 2019, SJWC’s Lake Elsman was 17.1% full with 1,050 acre-feet of water, approximately 35.1% of the five-year seasonal average. In addition, the rainfall at SJWC’s Lake Elsman was measured at 15.75 inches for the period from July 1, 2019 through December 31, 2019, which is 105.3% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. SJWC’s Montevina Water Treatment Plant treated 15,023 acre-feet of water in 2019, which is 363.6% of the five-year average. SJWC believes that its various sources of water supply will be sufficient to meet customer demand in 2020.
California also faces long-term water supply challenges. SJWC actively works with Valley Water to meet the challenges by continuing to educate customers on responsible water use practices and conducting long-range water supply planning.
Connecticut Water Supply
As of December 31, 2019, the Connecticut water utility services’ infrastructure consisted of 65 noncontiguous water systems in the State of Connecticut.  These systems, in total, consist of approximately 1,800 miles of water main and reservoir storage capacity of 2.4 billion gallons.  The safe, dependable yield from our 235 active wells and 18 surface water supplies is approximately 65 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. The Connecticut water utilities supplement their water supplies with purchase water contracts with neighboring utilities.
Texas Water Supply
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
Maine Water Supply
As of December 31, 2019, the Maine Water infrastructure consisted of 12 noncontiguous water systems in the State of Maine.  These systems, in total, consists of approximately 500 miles of water main and reservoir storage capacity of 7.0 billion gallons.  The safe, dependable yield from our 14 active wells and 7 surface water supplies is approximately 120 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells. Maine Water supplements their water supplies with purchase water contracts with neighboring utilities.
Please also see further discussion under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Franchises
Franchises granted by local jurisdictions permit Water Utility Services to construct, maintain, and operate water distribution systems within the streets and other public properties of a given jurisdiction.
SJWC holds the necessary franchises to provide water in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno and Saratoga, the Town of Los Gatos and the unincorporated areas of Santa Clara County. None of the franchises have a termination date, other than the franchise for the unincorporated areas of Santa Clara County, which terminates in June 2020. The renewal process began in 2019 and a resolution is expected to be presented and voted on by the the County of Santa Clara in the first quarter of 2020.
The Connecticut water utility services hold the necessary franchises to provide water in portions of the towns of Ashford, Avon, Beacon Falls, Bethany, Bolton, Brooklyn, Burlington, Canton, Chester, Clinton, Colchester, Columbia, Coventry, Deep River, Durham, East Granby, East Haddam, East Hampton, East Windsor, Ellington, Enfield, Essex, Farmington, Griswold, Guilford, Hebron, Killingly, Killingworth, Lebanon, Madison, Manchester, Mansfield, Marlborough, Middlebury, Naugatuck, Old Lyme, Old Saybrook, Oxford, Plainfield, Plymouth, Portland, Prospect, Simsbury, Somers, Southbury, South Windsor, Stafford, Stonington, Suffield, Thomaston, Thompson, Tolland, Vernon, Voluntown, Waterbury, Westbrook, Willington, Windsor Locks and Woodstock. Additionally, HVWC serves the Town of Southbury with wastewater services. None of the franchises of the Connecticut water utility services have a termination date.
Maine Water holds franchises in the towns served are Biddeford, Saco, Old Orchard Beach, Scarborough (Pine Point), Porter, Parsonsfield, Hiram, Freeport, Camden, Rockland, Rockport, Owls Head, Union, Thomaston, Warren, Bucksport, Skowhegan, Oakland, Hartland, Millinocket and Greenville. None of the franchises with Maine Water have a termination date.
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
Competition
The regulated operations of Water Utility Services are public utilities regulated by the CPUC in California, PURA in Connecticut, PUCT in Texas and MPUC in Maine (collectively, “the Regulators”) and operate within service areas approved by the regulators. Statutory laws provide that no other investor-owned public utility may operate in the public utilities’ service areas without first obtaining from the regulator a certificate of public convenience and necessity or similar authorization. Past experience shows such a certificate will be issued only after demonstrating that service in such area is inadequate.
California law also provides that whenever a public agency constructs facilities to extend utility service to the service area of a privately-owned public utility, like SJWC, such an act constitutes the taking of property and is conditioned upon payment of just compensation to the private utility.
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

Under Connecticut law, any condemnation of water utility property by a municipality or any unit of state government requires the payment of just compensation for the taking.  Further, any condemnation of utility land by a state department, institution or agency (including a municipality) requires the approval of the PURA.
Under Texas law, municipalities, water districts and other public agencies are authorized to engage in the ownership and operation of water systems. Such entities are empowered to acquire property, whether public or private, real or personal, by the exercise of the right of eminent domain, which entails payment to the owner of the just compensation for the property taken. However, under current case law those entities may not exercise that right of eminent domain to take the entire operation of an investor-owned utility.
Under Maine law, municipalities-individually and collectively, consumer-owned and standard water districts, and other public agencies are authorized to engage in the ownership and operation of water systems.  Such entities may acquire the real and personal property of a privately-owned water company, and take over the company’s operations, by exercising the power of eminent domain. In such a taking, the acquiring entity must furnish the condemnee just compensation.
To the company’s knowledge, no municipality, water district or other public agency has pending any proceeding to condemn any part of its existing water systems. The company is also unaware of any eminent domain proceeding to take any of its property or operations.
Environmental Matters
Water Utility Services produce potable water and wastewater services in accordance with all applicable county, state and federal environmental rules and regulations. Additionally, public utilities are subject to environmental regulation by various other state and local governmental authorities.
Water Utility Services is currently in compliance with all of the United States Environmental Protection Agency’s (the “EPA”) surface water treatment performance standards, drinking water standards for disinfection by-products and primary maximum contaminant levels. These standards have been adopted and are enforced by the California State Water Board, Division of Drinking Water, the Connecticut Department of Public Health, the Maine Department of Health and Human Services, and the Texas Commission on Environmental Quality for SJWC, Connecticut Water, Maine Water and CLWSC, respectively.
Other state and local environmental regulations apply to our Water Utility Services’ operations and facilities. These regulations relate primarily to the handling, storage and disposal of hazardous materials and discharges to the environment, including wastewater operations in the State of Connecticut. SJWC began performing hazardous materials site assessments and remediation prior to the construction phase of capital projects in 2006. The site assessments are performed to remove any legacy materials and to obtain site closures from the Santa Clara County Department of Environmental Health under its Voluntary Cleanup Program.
SJWC is currently in compliance with all state and local regulations governing hazardous materials, point and non-point source discharges and the warning provisions of the California Safe Drinking Water and Toxic Enforcement Act of 1986.
CTWS and its subsidiaries are currently in compliance with all state and local regulations governing their operations.
Please also see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
As of December 31, 2019, SJW Group had 732 full-time employees, of whom 361 were SJWC employees, 214 were Connecticut Water employees, 81 were Maine Water employees, 68 were CLWSC employees, and 8 were employees of HVWC. At SJWC, 136 were executive, administrative or supervisory personnel, and 225 were members of unions. No employees in Connecticut Water, Maine Water, CLWSC and HVWC are represented by unions. On November 12, 2019 and February 20, 2020, SJWC reached three-year bargaining agreements with the International Union of Operating Engineers, representing certain employees in the engineering department, and the Utility Workers of America, representing the majority of all nonadministrative employees at SJWC, respectively, covering January 1, 2020 through December 31, 2022. The agreements include a 3% wage increase in 2020, 3% in 2021 and 4% in 2022 for the union workers.

Executive Officers of the Registrant
The following table summarizes the name, age, offices held and business experience for each of our senior executive officers, as of March 2, 2020:

Name	Age	Offices and Experience
Andrew R. Gere	53
SJWC—President and Chief Operating Officer. Mr. Gere has served as President since April 2016 and as Chief Operating Officer since April 2015. From 2013 to April 2015, Mr. Gere was Vice President of Operations. From 2008 to 2013, Mr. Gere was Chief of Operations. From 2006 to 2008, Mr. Gere was Director of Maintenance. From 2005 to 2006, Mr. Gere was Director of Operations and Water Quality. From 2003 to 2005, Mr. Gere was Manager of Operations and Water Quality. Mr. Gere has been with SJWC since 1995. As of October 2019, Mr. Gere serves as Chairman of the National Association of Water Companies (“NAWC”).

Kristen A. Johnson	53
SJW Group—Chief Administrative Officer. Ms. Johnson currently serves as the Chief Administrative Officer of SJW Group and the Senior Vice President of Administration for CTWS and its subsidiaries and Corporate Secretary of Maine Water all as of November 1, 2019. Previously, Ms. Johnson served as Director of Human Resources, Vice President of Human Resources and the Vice President and Corporate Secretary of CTWS from 2007, 2008, and 2010, respectively.

James P. Lynch	60
SJW Group—Chief Financial Officer and Treasurer.  Mr. Lynch has served as Chief Financial Officer and Treasurer since October 2010. He is also Chief Financial Officer and Treasurer of SJWC, SJW Land Company, and SJWTX, Inc. and Vice President and Treasurer of SJWNE LLC. Mr. Lynch served as Chief Financial Officer and Treasurer of Texas Water Alliance Limited from October 2010 until November 16, 2017. Prior to joining the SJW Group, Mr. Lynch was an Audit Partner with KPMG LLP. Mr. Lynch was with KPMG LLP for 26 years. Mr. Lynch is a certified public accountant.

Suzy Papazian	44
SJW Group—General Counsel and Vice President.  Ms. Papazian serves as the General Counsel and Vice President for SJW Group and SJWC since January 1, 2020 and was previously the General Counsel and Corporate Secretary since April 2014. From February 2005 to April 2014, Ms. Papazian was Corporate Secretary and Attorney. She is also the Vice President of SJW Land Company and SJWTX, Inc. since January 1, 2020 and was previously the Corporate Secretary since 2009. From 2009 until 2017, Ms. Papazian served as Secretary of Texas Water Alliance Limited. She was admitted to the California State Bar in January 2000 and thereafter was an Associate Attorney at The Corporate Law Group from March 2000 until February 2005.

Eric W. Thornburg	59
SJW Group—President, Chief Executive Officer and Chairman of the Board.  Mr. Thornburg has served as President and Chief Executive Officer of SJW Group and SJW Land Company and Chief Executive Officer of SJWC and SJWTX, Inc. since November 6, 2017. He has served as the Chairman of the Board of Directors of SJW Group, SJWC, SJW Land Company and SJWTX, Inc. since April 25, 2018 and Chairman of the Board of Directors of SJWNE LLC, CTWS and its subsidiaries since October 9, 2019. Prior to joining SJW Group, Mr. Thornburg served as President and Chief Executive Officer of CTWS since 2006, and Chairman of the Board of CTWS since 2007.  Mr. Thornburg served as President of Missouri-American Water, a subsidiary of American Water Works Corporation from 2000 to 2004.  From July 2004 to January 2006, he served as Central Region Vice President-External Affairs for American Water Works Corporation.

Andrew F. Walters	49
SJW Group—Chief Corporate Development Officer and Integration Executive. Mr. Walters serves as Chief Corporate Development Officer and Integration Executive of SJW Group as of November 1, 2019 and previously served as Chief Administrative Officer of SJWC since January 31, 2014. Mr. Walters is also currently the Vice President of Business Planning of CTWS and Connecticut Water as of November 7, 2019. Prior to joining SJWC, Mr. Walters was a managing director and a senior acquisitions officer in the Infrastructure Investments Group of JP Morgan Asset Management from January 2009 to June 2013.

Maureen P. Westbrook	61
CTWS—President. Ms. Westbrook has been the President of CTWS and its subsidiaries, except Maine Water, since December 2019 and President of SJWNE LLC since October 2019. Ms. Westbrook has been Chief Executive Officer of MWC since December 2019. Initially hired as Connecticut Water’s Manager of Source Protection, Ms. Westbrook has held various positions of increasing scope and responsibility. She had served as the Vice President of Customer and Regulatory Affairs of Connecticut Water since 2008, assuming that role for Avon Water and HVWC when those utilities were acquired by CTWS. Prior to joining Connecticut Water in 1988 she worked at the Connecticut Department of Public Health and in local and regional planning.

Principal Accounting Officer of the Registrant
The following table summarizes the name, age, offices held and business experience for our principal accounting officer, as of March 2, 2020:

Name	Age	Offices and Experience
Wendy L. Avila-Walker	56
SJW Group—Vice President of Finance, Controller and Assistant Treasurer.  Ms. Avila-Walker has served as Vice President of Finance, Controller and Assistant Treasurer of SJWC and SJW Group since April 2018. Ms. Avila-Walker is also the Assistant Treasurer and Assistant Secretary of SJWNE LLC. From September 2009 to April 2018, Ms. Avila-Walker served as Controller of SJWC and from October 2014 to April 2018, Ms. Avila-Walker was Controller of SJW Group. From August 2008 to September 2009, Ms. Avila-Walker served as Director of Compliance of SJWC. From May 2005 to May 2008, Ms. Avila-Walker served as Director of Reporting and Finance of SJWC.

Available Information
SJW Group’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge through SJW Group’s website at http://www.sjwgroup.com, as soon as reasonably practicable, after SJW Group electronically files such material with, or furnishes such materials to, the SEC. The content of SJW Group’s website is not incorporated by reference to or part of this report.
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
Our Water Utility Services are regulated public utilities. The operating revenue of SJWC, Connecticut Water, CLWSC, Maine Water, Avon Water and HVWC is generated primarily from the sale of water at rates authorized by the Regulators. The Regulators set rates that are intended to provide revenues sufficient to recover normal operating expenses, provide funds for replacement of water infrastructure and produce a fair and reasonable return on stockholder common equity. Please refer to Part I, Item 1, “Regulation and Rates” for a discussion of the most recent regulatory proceedings affecting the rates of SJWC and CLWSC. Consequently, our revenue and operating results depend substantially upon the rates the Regulators authorize.
In our applications for rate approvals, we rely upon estimates and forecasts to propose rates for approval by the Regulators. No assurance can be given that our estimates and forecasts will be accurate or that the Regulators will agree with our estimates and forecasts and approve our proposed rates. To the extent our authorized rates may be too low, revenues may be insufficient to cover Water Utility Services’ operating expenses, capital requirements and SJW Group’s historical dividend rate. In addition, delays in approving rate increases may negatively affect our operating results and our operating cash flows.
In addition, policies and regulations promulgated by the regulators govern the recovery of capital expenditures, the treatment of gains from the sale of real utility property, the offset of production and operating costs, the recovery of the cost of debt, the optimal equity structure, and the financial and operational flexibility to engage in non-tariffed operations. If the regulators implement policies and regulations that will not allow SJWC, Connecticut Water, CLWSC, Maine Water, Avon Water and HVWC to accomplish some or all of the items listed above, Water Utility Services’ future operating results may be adversely affected. Further, from time to time, the commissioners at the Regulators may change. Such changes could lead to changes in policies and regulations and there can be no assurance that the resulting changes in policies and regulation, if any, will not adversely affect our operating results or financial condition.
If the CPUC disagrees with our calculation of SJWC’s memorandum and balancing accounts, we may be required to make adjustments that could adversely affect our results of operations.

Under a 2007 Connecticut law, PURA authorizes regulated water companies to use a rate adjustment mechanism, known as WICA, for eligible projects completed and in service for the benefit of the customers. During 2013, the Maine legislature enacted a law that allows Maine Water for expedited recovery of investments in water systems infrastructure replacement, both treatment and distribution, through WISC, similar to WICA in Connecticut. Maine Water began to use the WISC during 2014. There is no guarantee that these regulatory authorities will approve our applications to recover all or a portion of our capital expenditure or infrastructure investment through such rate adjustment mechanisms, and their failure to do so will adversely affect our financial conditions and results of operations.
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
SJWC’s supply of water primarily relies upon three main sources: treated water purchased from Valley Water, surface water from its Santa Cruz Mountains watershed, and pumped underground water. Changes and variations in quantities from each of these three sources including changes due to production assets being taken off-line for renovation or non-compliance with regulations affect the overall mix of the water supply, thereby affecting the cost of the water supply. If there is an adverse change to the mix of water supply and SJWC is not allowed by CPUC to recover the additional or increased water supply costs, its operating results may be adversely affected.
Valley Water receives an allotment of water from state and federal water projects. If SJWC has difficulties obtaining a high quality water supply from Valley Water due to availability, environmental, legal or regulatory actions or other restrictions (see also Part I, Item 1, “Water Supply”), it may not be able to fully satisfy customer demand in its service area and its operating results and business may be adversely affected. Additionally, the availability of water from SJWC’s Santa Cruz Mountain watershed depends on the weather and fluctuates with each season. In a normal year, surface water supply provides 6% to 8% of the total water supply of the system. In a season with little rainfall, such as the record drought conditions in 2015 and most of 2016, water supply from surface water sources may be low, thereby causing SJWC to increase the amount of water purchased from outside sources at a higher cost than surface water, thus increasing water production expenses. When drought conditions occur, we may be required to rely more heavily on purchased water than surface water, which would increase our costs and adversely affect our results of operations.
In addition, SJWC’s ability to use surface water is subject to regulations regarding water quality and volume limitations. If new regulations are imposed or existing regulations are changed or given new interpretations, the availability of surface water may be materially reduced. A reduction in surface water could result in the need to procure more costly water from other sources, thereby increasing overall water production expenses and adversely affecting our operating results.
Because the extraction of water from the groundwater basin and the operation of the water distribution system require a significant amount of energy, increases in energy prices could increase operating expenses of SJWC. The cost of energy is beyond our control and can change unpredictably and substantially based on load supply and demand. Therefore, SJWC cannot be certain that it will be able to contain energy costs into the future.
SJWC continues to utilize Pacific Gas & Electric’s time of use rate schedules to minimize its overall energy costs primarily for groundwater pumping. Optimization and energy management efficiency are achieved through the implementation of software applications that control pumps based on demand and cost of energy. An increase in demand or a reduction in the availability of surface water or import water could result in the need to pump more water during peak hours which may adversely affect the operating results of SJWC.
SJWC has been granted permission by CPUC to employ certain balancing accounts to track various water supply expenses and revenues. There is no assurance that CPUC will allow recovery or refund of these balances when submitted by SJWC.
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
The Connecticut regulated operations derive their rights and franchises to operate from state laws that are subject to alteration, amendment or repeal.   Our franchises are free from restrictions, are unlimited as to time, and authorize us to sell potable water in all towns we now serve.  Under Connecticut law, these rights and franchises are transferred to the surviving corporation in any merger.  None of the Connecticut regulated operations were parties in the recent merger between the parent companies CTWS and SJW Group and no conditions were imposed that would adversely impact those rights and franchises.  The companies further rely on environmental permits or registrations authorizing the use of water supplies in Connecticut, and those were not altered as a result of the merger with SJW Group.  There is the possibility that the state could revoke our franchises and allow a governmental entity to take over some or all of our systems or could modify laws related to water supply use.  From time to time such legislation has been contemplated. The Connecticut regulated operations do not face long-term water supply constraints, however, in times of persistent dry weather and continued drought conditions, Connecticut Water has requested that customers voluntarily reduce water usage.
Maine Water Company relies on legislatively granted water rights in order to serve customers. In some instances, these rights were granted to predecessor water companies specially chartered by the Maine legislature many decades ago, with those entities later having been merged into Maine Water. The legislation incorporating these predecessor water companies did not address whether chartered rights may be transferred to another entity without special legislative action. The Maine Business Corporation Act generally provides that property and contract rights of a merged corporation are vested in the survivor corporation without reversion or impairment. In the MPUC proceedings that approved the mergers of these Maine Water predecessor companies, the survivorship of water rights was not contested and Maine Water has not sought specific legislation to reaffirm the transfer of chartered rights granted to predecessor water companies. Maine Water does not face long-term water supply constraints.
Climate change may also impact water supply. For example, severity of drought conditions may impact the availability of water to all Water Utility Services and rising sea levels may impact the availability of groundwater available to SJWC and CLWSC.
Fluctuations in customer demand for water due to seasonality, restrictions of use, weather, and lifestyle can adversely affect operating results.
Water Utility Services are seasonal, thus quarterly fluctuation in results of operations may be significant. Rainfall and other weather conditions also affect Water Utility Services. Water consumption typically increases during the third quarter of each year when weather tends to be warm and dry. In periods of drought, if customers are encouraged or required to conserve water due to a shortage of water supply or restriction of use, revenue tends to be lower. Similarly, in unusually wet periods, water supply tends to be higher and customer demand tends to be lower, again resulting in lower revenues. Furthermore, certain lifestyle choices made by customers can affect demand for water. For example, a significant portion of residential water use is for outside irrigation of lawns and landscaping. If there is a decreased desire by customers to maintain landscaping for their homes or restrictions are placed on outside irrigation, residential water demand would decrease, which would result in lower revenues.
Conservation efforts and construction codes, which require the use of low-flow plumbing fixtures, could diminish water consumption and result in reduced revenue. In addition, in time of drought, water conservation may become a regulatory requirement that impacts the water usage of our customers. For example, in response to the severe drought in California in 2015 and 2016, Valley Water extended their call for 30% conservation and restrictions on outdoor watering of ornamental landscapes two days a week through June 30, 2016. Following the improvement of drought condition in late 2016 and 2017, Valley Water reduced its conservation target from 30% to 20% and also increased the number of outdoor watering days from two days to three days effective July 1, 2016 through January 31, 2017. On January 24, 2017, Valley Water maintained their call for 20% conservation and restrictions on outdoor watering for ornamental landscapes to no more than three days a week, effective February 1, 2017. On June 13, 2017, Valley Water adopted Resolution 17-43 to encourage making water conservation a way of life in California through recommendations on watering schedules and a call for customers to achieve a 20% reduction in water use as compared to 2013. While the drought has ended Valley Water has maintained a conservation target at 20%. (See also Part I, Item 1, “Water Supply”).
The implementation of mandatory conservation measures has resulted and is expected to result in lower water usage by our customers which may adversely affect our results of operation. If the current conservation measures continue, or if new measures are imposed in response to drought conditions in the future, we may experience fluctuations in the timing of or a reduction in customer revenue. Furthermore, while the CPUC previously approved a WCMA which allows companies to recover revenue reductions due to water conservation activities and certain conservation related costs, collection of such memorandum accounts are subject to a review and approval process by CPUC, which can be lengthy, and there is no assurance that we will be able to recover in a timely manner all or some of the revenue and costs recorded in the memorandum accounts. If drought conditions ease and the State Water Board and Valley Water no longer mandate water conservation, the Company may no longer be allowed to recover revenue lost due to continued conservation activities under the WCMA account and would therefore be exposed to differences between actual and authorized usage. This could result in lower revenues. In December 2019, the CPUC denied SJWC’s request in Advice Letter No. 532 to recover the 2018 balances of WCMA and was ordered to remove the WCMA accounts. As a result of the decision, during the year ended December 31, 2019, SJWC wrote off a total balance of $9.4 million recorded in the 2018 WCMA and $0.6 million recorded in the 2019 WCMA memorandum accounts. (See also Note 1, “Summary of Accounting Principles” in the consolidated financial statements).
Similar to SJWC, Connecticut Water, Avon Water, HVWC and Maine Water have also been impacted by increased water conservation, as well as the use of more efficient household fixtures and appliances among residential users. There has been a trend of declining per customer residential water usage in Connecticut and Maine over the last several years. CTWS’s regulated businesses at Maine Water and at Avon Water are heavily dependent on revenue generated from rates it charges to its residential customers for the volume of water they use. The rates Connecticut Water, Avon Water, HVWC and Maine Water charge for its water is regulated by PURA in Connecticut and MPUC in Maine, and CTWS’s water services subsidiaries may not unilaterally adjust their rates to reflect changes in demand. A declining volume of residential water usage may have a negative impact on our operating revenues in the future if regulators do not reflect usage declines in the rate setting design process. Although the legislatures in Maine and Connecticut have provided enabling legislation for water utilities to implement revenue adjustment mechanisms to allow for recovery of authorized rates where conservation has occurred and consumption has declined and such a mechanism has been approved by PURA for Connecticut Water and Heritage Village Water, this mechanism has yet to be implemented at Avon Water and Maine Water.
Streamflow Regulations in New England could potentially impact our ability to serve our customers.
In December 2011, regulations concerning the flow of water in Connecticut’s rivers and streams were adopted. As promulgated, the regulations require that certain downstream releases be made from seven of Connecticut Water’s eighteen active reservoirs no later than ten years following the adoption of stream classifications by the Department of Energy and Environmental Protection (“DEEP”). Currently, downstream releases are made at two locations. No groundwater supply wells are affected by the regulations.
DEEP has finalized stream classifications in all areas of Connecticut where Connecticut Water maintains and operates sources of supply. The Company remains engaged in the process in order to minimize impact to our available water supply. Although modified from prior versions, the regulations still have the potential to lower our safe yield, raise our capital and operating expenses and adversely affect our revenues and earnings. Although costs associated with the regulations may be recovered in the form of higher rates and Connecticut law allows for a WICA surcharge to recover capital improvement costs necessary to achieve compliance with the regulations, there can be no assurance PURA would approve rate increases to enable us to recover all such costs and surcharges.
Maine also has regulations that govern the flow of water in rivers and streams and also govern lake levels on great ponds. Code of Maine Rules Chapter 587 (“Chapter 587”) regulates any activity that alters the flow or level of classified state waters after August 2007. Maine Water operates five water systems that use surface waters governed by Chapter 587. Maine Water has operated in full compliance with the chapter since its effective date and fully expects continued compliance. For public water systems, Chapter 587 allows the Maine Department of Environmental Protection (“MDEP”) to impose site specific conditions in locations where Maine’s water quality classifications are not being met. Any conditions proposed on a water withdrawal by a public water system must consider the provisions of any legislative charter, the watershed protection benefits provided by the utility and the financial viability of the utility. Further, any conditions imposed must be accommodated by the existing MPUC approved rate schedule for the utility and may not, in and of themselves, cause a utility to request a rate increase from their customers. To date, the MDEP has not imposed any withdrawal conditions on any public water system in Maine.
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
Although Water Utility Services is not a party to any environmental and product-related lawsuits, there is no guarantee that such lawsuits will not occur in the future. If Water Utility Services is subject to an environmental or product-related lawsuit, they might incur significant legal costs and it is uncertain whether it would be able to recover the legal costs from ratepayers or other third parties. Although Water Utility Services has liability insurance coverage for bodily injury and property damage, pollution liability is excluded from this coverage and our excess liability coverage.  Pollution liability coverage is in place for the majority of the SJW Group locations and operations, but is subject to exclusions and limitations. Costs for defense are included within the limit of insurance on the pollution liability policy. In addition, any complaints or lawsuits against us based on water quality and contamination may receive negative publicity that can damage our reputation and adversely affect our business and trading price of our common stock.
Water Utility Services is subject to possible litigation or regulatory enforcement action concerning water discharges to Waters of the United States (“WOTUS”).
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
Water Utility Services are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies.
New or more stringent environmental and water quality regulations could increase Water Utility Services’ water quality compliance costs, hamper Water Utility Services’ available water supplies, and increase future capital expenditures.
Under the federal Safe Drinking Water Act, Water Utility Services is subject to regulation by the EPA relating to the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates, from time to time, nationally applicable standards, including maximum contaminant levels for drinking water. Additional or more stringent requirements may be adopted by each state. There can be no assurance that Water Utility Services will be able to continue to comply with all water quality requirements.
Water Utility Services has implemented monitoring activities and installed specific water treatment improvements in order to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. New or more stringent environmental standards could be imposed that will raise Water Utility Services’ operating costs and capital expenditures, including requirements for increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants, additional procedures to further reduce levels of disinfection by-products, and more comprehensive measures to monitor, reduce or eliminate known or newly identified contaminants. There are currently limited regulatory mechanisms and procedures available to us for the recovery of such costs and there can be no assurance that such costs will be fully recovered and failure to do so may adversely affect our operating results.

The water utility business requires significant capital expenditures that are dependent on our ability to secure appropriate funding. If SJW Group and its subsidiaries are unable to generate sufficient operating cash flows and obtain sufficient capital or if the rates at which we and our subsidiaries borrow increase, there would be a negative impact on our results of operations.
The water utility business is capital-intensive. Expenditure levels for renewal and modernization of the system will grow at an increasing rate as components reach the end of their useful lives. SJW Group’ subsidiaries fund capital expenditures through a variety of sources, including cash received from operations, funds received from developers as contributions or advances, borrowings through lines of credit and debt financings, as well as equity financings by SJW Group. We cannot provide any assurance that the historical sources of funds for capital expenditures will continue to be adequate or that the cost of funds will remain at levels permitting us to earn a reasonable rate of return. A significant change in any of the funding sources could impair the ability of Water Utility Services to fund its capital expenditures, which could impact our ability to grow our utility asset base and earnings. Any increase in the cost of capital through higher interest rates or otherwise could adversely affect our results of operations.
Our ability to raise capital through equity or debt may be affected by the economy and condition of the debt and equity markets. Disruptions in the capital and credit markets or deteriorations in the strength of financial institutions could adversely affect SJW Group’s ability to draw on its lines of credit, issue long-term debt or sell its equity. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. Furthermore, equity financings may result in dilution to our existing stockholders and debt financings may contain covenants that restrict the actions of SJW Group and its subsidiaries. The senior note borrowings of SJW Group, SJWC and CLWSC include certain financial covenants regarding a maximum debt to equity ratio and an interest coverage requirement. In the event the relevant borrower exceeds the maximum debt to equity ratio or interest coverage requirement, we may be restricted from issuing future debt. In addition, the pollution control revenue bonds issued on behalf of SJWC contain affirmative and negative covenants customary for a loan agreement relating to revenue bonds, including, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds, and limitations and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreement. CTWS and its subsidiaries are required to comply with certain covenants in connection with their various long term loan agreements.  The most restrictive of these covenants is to maintain a consolidated debt to capitalization ratio of not more than 60%. Additionally, Maine Water has restrictions on cash dividends paid based on restricted net assets. In the event that we violate any of these covenants, an event of default may occur and all amounts due under such bonds may be called by the Trustee, which would have an adverse effect on our business operations and financial conditions.
We operate in areas subject to natural disasters or that may be the target of terrorist activities.
We operate in areas that are prone to earthquakes, fires and other natural disasters. A significant seismic event in northern California, where the majority of our operations are concentrated, or other natural disaster in northern California, Connecticut, Texas or Maine could adversely impact our ability to deliver water to our customers and our costs of operations. A major disaster could damage or destroy substantial capital assets. The Regulators have historically allowed utilities to establish catastrophic event memorandum accounts as a possible mechanism to recover costs. However, we can give no assurance that our regulators, or any other commission would allow any such cost recovery mechanism in the future.
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
While some of these costs are likely to be recovered in the form of higher rates, there can be no assurance that the Regulators will approve a rate increase to recover all or part of such costs and, as a result, our operating results and business may be adversely affected. Further, despite these tightened security measures, we may not be in a position to control the outcome of terrorist events should they occur.
Our operations, liquidity, and earnings may be adversely affected by wildfires and risk of fire hazards.
It is possible that wildfires and other fire hazards may occur more frequently, be of longer duration or impact larger areas as a result of drought-damaged plants and trees, lower humidity or higher winds that might be occurring as result of changed weather patterns. The effects of these natural disasters in California’s drought-prone areas, such as the Santa Cruz Mountains, the watershed where SJWC obtains approximately 10% of its water supply, may temporarily compromise its surface water supply, resulting in disruption in our services and litigation which could adversely affect our business, operating results, and financial condition.
If our surface water supply is compromised, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an alternative water source. If there is an adverse change to the mix of water supply, it may cause an increase in our purchased and pumped water and increase our production expenses substantially, which would adversely affect the operating results of SJWC. There can be no assurance that the CPUC will allow SJWC to recover the additional or increased production expenses.
In addition, we may incur significant costs in order to treat the impacted source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an alternative water source, or to adequately treat the impacted water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results, and financial condition. The costs we incur to secure an alternative water source or an increase in draws from our underground water system could be significant and may not be recoverable in rates.
Wildfires may destroy or cause damage to properties, facilities, equipment and other assets owned and operated by SJWC or result in personal injuries to our employees and personnel, which may cause temporary or permanent disruption to our water services. In such a case, we may be required to incur significant expenses to repair, replace or upgrade our assets, or to defend against costly litigation or disputes with third parties, any of which may adversely affect our business operations or financial conditions.
While we maintain a business insurance policy, such policy includes limitation and retention that may reduce, or in some cases eliminate, our ability to recover all or a substantial portion of the losses and damages due to wildfire. Our inability to rely fully on insurance coverage may negatively impact our results of operations. Losses by insurance companies resulting from wildfires in California may also cause insurance coverage for wildfire risks to become more expensive or unavailable under reasonable terms, and our insurance may be inadequate to recover all our losses incurred in a wildfire. Furthermore, we might not be allowed to recover in our rates any increased costs of wildfire insurance or the costs of any uninsured wildfire losses.
A failure of our reservoirs, storage tanks, mains or distribution networks could result in losses and damages that may adversely affect our financial condition and reputation.
We distribute water through an extensive network of mains and store water in reservoirs and storage tanks located across our service areas. The Water Utility Services’ distribution systems were constructed during the period from the early 1900’s through today. A failure of major mains, reservoirs, or tanks could result in injuries and damage to residential and/or commercial property for which we may be responsible, in whole or in part. The failure of major mains, reservoirs or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by governmental regulators, which could adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. We also own and operate numerous dams throughout Connecticut and Maine, and a failure of such dams could result in losses and damages that may adversely effect our financial condition and reputation. Any business interruption or other losses might not be covered by existing insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.
Operating under contract water and waste systems in Maine and Connecticut will expose us to new risks.
CTWS operates a number of water and wastewater systems under operation and maintenance contracts that we assumed with the consummation of the merger with CTWS. Pursuant to these contracts, such systems are operated according to the standards set forth in the applicable contract, and it is generally the responsibility of the owner of the system to undertake capital improvements. We may not be able to convince the owner to make needed improvements in order to maintain compliance with applicable regulations. Although violations and fines incurred by water and wastewater systems may be the responsibility of the owner of the system under these contracts, those non-compliance events may reflect poorly on us as the operator of the system and harm our reputation, and in some cases, may result in liability to the same extent as if we were the owner.
Water Utility Services rely on information technology and systems that are key to business operations. A system malfunction, security breach, cyber-attacks or other disruptions could compromise our information and expose us to liability, which could adversely affect business operations.
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
SJW Land Company and Chester Realty, Inc. have real estate holdings that are subject to various business and investment risks.
SJW Land Company owns real estate in Tennessee and Chester Realty, Inc. owns real estate in Connecticut. The risks in investing directly in real estate vary depending on the investment strategy and investment objective and include the following:

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

•
Market and general economic risks—real estate investment is tied to overall domestic economic growth and, therefore, carries market risk which cannot be eliminated by diversification. Generally, all property types benefit from national economic growth, though the benefits range according to local factors, such as local supply and demand and job creation. Because real estate leases are typically staggered and last for multiple years, there is generally a delayed effect in the performance of real estate in relation to the overall economy. This delayed effect can insulate or deteriorate the financial impact to SJW Land Company and Chester Realty, Inc. in a downturn or an improved economic environment.

•
Concentration/Credit risk—the risk of a tenant declaring bankruptcy and seeking relief from its contractual rental obligation could affect the income and the financial results of SJW Land Company and Chester Realty, Inc. This risk is most prevalent in a recessionary environment.

Vacancy rates can climb and market rents can be impacted and weakened by general economic forces, therefore affecting income to SJW Land Company and Chester Realty, Inc.
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
The success of SJW Land Company and Chester Realty, Inc.’s real estate investment strategy depend largely on ongoing local, state and federal land use development activities and regulations, future economic conditions, the development and fluctuations in the sale of the undeveloped properties, the ability to identify the developer/potential buyer of the available-for-sale real estate, the timing of the transaction, favorable tax law, and the ability to maintain and manage portfolio properties. There is no guarantee that we will be able to execute the strategy successfully and failure to do so may adversely affect our operating results and financial condition.
The price of our common stock may be volatile and may be affected by market conditions beyond our control.
The trading price of our common stock may fluctuate in the future based on a variety of factors, many of which are beyond our control and unrelated to our financial results. Factors that could cause fluctuations in the trading price of our common stock include volatility of the general stock market or the utility index, regulatory developments, public announcement of material development in strategic transactions general economic conditions and trends, actual or anticipated changes or fluctuations in our results of operations, actual or anticipated changes in the expectations of investors or securities analysts, actual or anticipated developments in our competitors’ businesses or the competitive landscape generally, litigation involving us or our industry, and major catastrophic event(s) or sales of large blocks of our stock. Furthermore, we believe that stockholders invest in public stocks in part because they seek reliable dividend payments. If there is an over supply of stock of public utilities in the market relative to demand by such investors, the trading price of our common stock may decrease. Additionally, if interest rates rise above the dividend yield offered by our common stock, demand for our stock and its trading price may also decrease.
Our business strategy, which includes acquiring water systems and expanding non-tariffed services, will expose us to new risks which could have a material adverse effect on our business.
Our business strategy focuses on the following:

(1)	Regional regulated water utility operations;

(2)	Regional non-tariffed water utility related services provided in accordance with the guidelines established by the Regulators; and

(3)	Out-of-region water and utility related services.
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets, for example the merger with CTWS. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
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
Work stoppages, other labor relations matters and epidemic or pandemic illness events could adversely affect our business and operating results.
As of December 31, 2019, 225 of our 732 total employees were union members. Most of our unionized employees are represented by the Utility Workers of America, except certain employees in the engineering department who are represented by the International Union of Operating Engineers. Only employees at SJWC are union members.
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
Additionally, an epidemic or pandemic illness event could result in part, or all, of our workforce being unable to operate or maintain our infrastructure, provide customer service or perform other tasks necessary to conduct SJW Group’s business. We can give no assurance that in the event of an epidemic or pandemic illness event we would be able to maintain sufficient human resources to ensure uninterrupted service in all of the areas that we serve and any interruption or slowdown in our service may adversely affect our business, financial condition and results of operations.

Our business has inherently dangerous workplaces. If we fail to maintain safe work sites, we can be exposed to not only people impacts but also to financial losses such as penalties and other liabilities.
Our safety record is critical to our reputation. We maintain health and safety standards to protect our employees, customers, vendors and the public. Although we intend to adhere to such health and safety standards and aim for zero injuries, it is extremely difficult to avoid accidents at all times.
Our business sites, including construction and maintenance sites, often put our employees and others in close proximity with large pieces of equipment, moving vehicles, pressurized water, underground trenches and vaults, chemicals and other regulated materials. On many sites we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement such procedures or if the procedures we implement are ineffective or are not followed by our employees or others, our employees and others may be injured or die. Unsafe work sites also have the potential to increase employee turnover and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
In addition, our operations can involve the handling and storage of hazardous chemicals, which, if improperly handled, stored or disposed of, could subject us to penalties or other liabilities. We are also subject to regulations dealing with occupational health and safety. Although we maintain functional employee groups whose primary purpose is to ensure we implement effective health, safety, and environment work procedures throughout our organization, including construction sites and maintenance sites, the failure to comply with such regulations or procedures could subject us to a liability.
We may be at risk for litigation under the principle of inverse condemnation for activities in the normal course of business which have a damaging effect on private property.
Under the California legal doctrine of inverse condemnation, a public utility taking or damaging private property can be responsible to the property owners for compensation, even when damage occurs through no fault or negligence of the utility company and regardless of whether the damage could be foreseen. Based upon existing California case law, SJWC could be sued under the doctrine of inverse condemnation and held liable if its facilities, operations or property, such as mains, fire hydrants, power lines and other equipment, damage private property.
A court finding of inverse condemnation does not obligate the CPUC to allow SJWC to recover damage awards or pass on costs to ratepayers. SJWC’s liquidity, earnings, and operations may be adversely affected if we are unable to recover the costs of paying claims for damages caused by the operation and maintenance of our property from customers or through insurance.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also make it more difficult for stockholders to influence our policies or may reduce the rights of stockholders.
SJW Group’s Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of SJW Group. These provisions could also make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions include, but are not limited to, the following:

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

Risks Related to SJW Group and CTWS as a Combined Company Following Closing of the Merger
CPUC has initiated an investigation to review the merger with CTWS, which may impose costs or certain conditions on us, but the merger was consummated prior to CPUC’s issuance of an order with respect to its investigation.
CPUC at its July 12, 2018 meeting approved an OII into the merger with CTWS. The order includes: investigating CPUC’s authority over the merger, whether the merger is in the public interest; whether the merger preserves CPUC’s jurisdiction over SJWC and CPUC’s capacity to effectively regulate utility operations in the State of California; the effect of the Merger on our and CTWS’s employees, shareholders, customers and communities in which they operate and the State of California; whether the benefits likely exceed any detrimental effects of the merger; and whether the CPUC should consider conditions or mitigation measures to prevent any adverse consequences which may result from the merger, and if so, what should be those conditions or measures. The order had stated that CPUC planned to substantially complete the inquiry in a manner sufficiently timely to allow the merger to go forward by the end of 2018, if appropriate. However, as a result of unexpected delays in CPUC’s scheduling of a planned public participation hearing, which was held January 31, 2019, issuance of a proposed decision was delayed. On March 4, 2019, the presiding administrative law judge suspended CPUC investigation until a final decision was reached by PURA. After securing the required approvals from both PURA and MPUC, SJW Group announced the close of the merger on October 9, 2019, and notified the CPUC accordingly.
Completion of CPUC’s investigation was not a condition to the consummation of the merger. We are unable to predict what action, if any, the CPUC will take with respect to the merger upon the conclusion of the OII proceeding. Such actions may impose significant costs and conditions on us, which may have an adverse effect on our business operation and financial conditions, and may negate some or all of the benefits that we expect as a result of the Merger.
We incurred substantial additional indebtedness to finance the merger with CTWS, and this additional indebtedness may reduce our business and operational flexibility and increase our borrowing costs.
To finance the merger, we incurred an aggregate of $510 million of additional indebtedness, a substantial increase compared to our indebtedness prior to the merger. Our increased indebtedness and higher debt-to-equity ratio in comparison to that of our recent historical basis may have the effect, among other things, of: reducing our flexibility to respond to changing business, industry and economic conditions; increasing borrowing costs; placing us at a competitive disadvantage relative to other companies in our industry with less debt; potentially having an adverse affect on our issuer and issue ratings; requiring additional cash flow to be used to service debt instead of for other purposes; and potentially impairing our ability to obtain other financing.
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
The combined companies are dependent on the experience and industry knowledge of the officers and other key employees to execute their business plans, and its success will depend in part upon its ability to retain key management personnel and other key employees. Current and prospective employees of the combined company may experience uncertainty about their roles, which may have an adverse effect on the ability of the combined company to attract or retain key management and other key personnel. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees to the same extent that SJW Group and CTWS were previously able to attract or retain their own employees before the merger. A failure by the combined company to attract, retain and motivate executives and other key employees could have a negative impact on its businesses.
The combined company is expected to incur additional costs in connection with the CTWS merger, including costs to integrate SJW Group and CTWS.
SJW Group has incurred, and is expected to incur additional, substantial expenses in connection with integrating SJW Group and CTWS. Close of the CTWS merger occurred on October 9, 2019. There is a large number of processes, policies, procedures, operations, technologies and systems at each company that must be integrated, including accounting and finance, payroll, revenue management, commercial operations, risk management and employee benefits. While we assumed that a certain level of integration expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of such expenses, and we may encounter unexpected difficulties and challenges that would require us to incur additional expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. In addition, integration expenses could, particularly in the near term, exceed the benefits that the combined company expects to achieve from the elimination of duplicative public company and other related costs expected from the transaction. These integration expenses could result in the combined company taking significant charges against earnings and the amount and timing of such charges are uncertain at present.
SJW Group has committed to certain “ring-fencing” measures which will enhance CTWS’s separateness from SJW Group, which may limit SJW Group’s ability to influence the management and policies of CTWS (beyond the limitations included in other existing governance mechanisms).
Pursuant to the agreements related to the Merger and commitments made by SJW Group as part of the application for PURA and MPUC approval of the merger with CTWS, SJW Group has instituted certain “ring-fencing” measures to enhance CTWS’s separateness from SJW Group and to mitigate the risk that CTWS would be negatively impacted in the event of a bankruptcy or other adverse financial developments affecting SJW Group or its non-ring-fenced affiliates. These commitments became effective upon the closing of the Merger.
In order to satisfy the ring-fencing commitments, SJW Group formed SJWNE, LLC a wholly-owned special purpose entity (“SPE”) to own the capital stock of CTWS. The SPE, CTWS and its subsidiaries (collectively, the “CTWS Entities”) adopted certain measures designed to enhance their separateness from SJW Group, with the intention of mitigating the effects on the CTWS Entities of any bankruptcy of SJW Group and its affiliates other than the CTWS Entities (collectively, the “Non-CTWS Entities”). As a result of these ring-fencing measures, in certain situations, SJW Group will be restricted in its ability to access assets of the CTWS Entities as dividends or intracompany loans to satisfy the debt or contractual obligations of any Non-CTWS Entity, including any indebtedness or other contractual obligations of SJW Group. In addition, the ring-fencing structure may negatively impact SJW Group’s ability to achieve certain benefits, including synergies and economies of scale to reduce operating costs of the combined entity, that it anticipates will result from the merger. This ring-fencing structure also subjects SJW Group and the CTWS Entities to certain governance, operational and financial restrictions following the closing of the merger. Accordingly, SJW Group may be restricted in its ability to direct the management, policies and operations of the CTWS Entities, including the deployment or disposition of their respective assets, declarations of dividends, strategic planning and other important corporate issues. Further, the CTWS Entities’ directors have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of the CTWS Entities consistent with the ring-fencing structure and applicable law, which may be contrary to SJW Group’s best interests or be in opposition to SJW Group’s preferred strategic direction for the CTWS Entities. To the extent they take actions that are not in SJW Group’s interests, our financial condition, results of operations and prospects may be materially adversely affected.
The combined company is and will be affected by developments in the water utility industry, including changes in regulation. A failure to adapt to the changing regulatory environment could adversely affect the stability of the combined company’s earnings.
Because the SJW Group and its subsidiaries are regulated in the United States at the federal level and in California, Texas, Connecticut and Maine at the state level, it is and will continue to be affected by legislative and regulatory developments. The combined company and/or its subsidiaries are now subject in the United States to federal regulation as well as to extensive state regulation in the states in which the combined company operates. The costs, burdens and complexities associated with complying with these regulatory jurisdictions may have an adverse effect on the combined company. Moreover, potential legislative or regulatory changes may create greater risks to the stability of the combined company’s earnings generally.

SJW Group’s dividend policy is subject to the discretion of our board of directors and may be limited by legal and contractual requirements.
We anticipate to continue to pay a regular quarterly dividend now that the merger is completed, though any such determination to pay dividends will be at the discretion of our board of directors and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements, including limitations under Delaware law, restrictions in our credit agreements and other debt instruments that limit our ability to pay dividends to stockholders and other factors the board of directors deems relevant. The board of directors of SJW Group may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, our subsidiaries may be subject to restrictions on their ability to pay dividends to us, including under state law, pursuant to regulatory commitments and under their credit agreements and other debt instruments. In this regard, the CTWS Entities are limited from paying dividends to us in certain circumstances under PURA and MPUC regulatory commitments. Any inability of our subsidiaries to pay us dividends may have a material and adverse effect on our ability to pay dividends to our stockholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The properties of SJWC consist of a unified water production system located in the County of Santa Clara in the State of California. In general, the property is comprised of franchise rights, water rights, necessary rights-of-way, approximately 7,000 acres of land held in fee (which is primarily non-developable watershed), impounding reservoirs with a capacity of approximately 2.256 billion gallons, 2,479 miles of transmission and distribution mains, distribution storage of approximately 223 million gallons, wells, boosting facilities, diversions, surface water treatment plants, equipment, office buildings and other property necessary to provide water service to its customers.
SJWC maintains all of its properties in good operating condition in accordance with customary practice for a water utility. SJWC’s groundwater pumping stations have a production capacity of approximately 246 million gallons per day and the present capacity for taking purchased water is approximately 109 million gallons per day. The surface water collection system has a physical delivery capacity of approximately 35 million gallons per day. During 2019, a maximum and average of 140 million gallons and 100 million gallons of water per day, respectively, were delivered to the system.
The properties of CTWS consist of land, easements, rights (including water rights), buildings, reservoirs with a capacity of approximately 9.4 billion gallons, standpipes, dams, wells, supply lines, water treatment plants, pumping plants, 2,342 miles of transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout Connecticut and Maine. In certain cases, Connecticut Water and Maine Water are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.
Sources of water supply owned, maintained and operated by CTWS include 25 surface water reservoirs and 108 well fields. In addition, Connecticut Water, HVWC, Avon Water and Maine Water have agreements with various neighboring water utilities to provide water, at negotiated rates, to our water systems. Collectively, these sources have the capacity to deliver approximately 84 million gallons of potable water daily to the 27 major operating systems. CTWS also owns, maintains and operates 50 small, non-interconnected satellite and consecutive water systems, that combined, have the ability to deliver about 3.5 million gallons of additional water per day to their respective systems. For some small consecutive water systems, purchased water supplier may comprise substantially all the of the total available supply of the system. CTWS’s 30 water treatment plants have a combined treatment capacity of approximately 52 million gallons per day.
CLWSC maintains a service area that covers approximately 246 square miles located in the southern region of the Texas hill country in Blanco, Comal, Hays and Travis counties. The majority of the service area surrounds an 8,200 surface acre reservoir (Canyon Lake). CLWSC production wells have the ability to pump a combined 3.55 billion gallons annually. CLWSC has contracts for 2 billion gallons of untreated surface water and 235 million gallons of treated surface water from the GBRA annually. CLWSC owns and operates three surface water treatment plants with a combined production capacity of 9 million gallons per day. CLWSC has 644 miles of transmission and distribution mains and maintains 63 storage tanks with a total storage capacity of 7.8 million gallons. CLWSC owns and operates three wastewater treatment plants with a combined capacity of 96,500 gallons per day.
Water Utility Services hold all of its principal properties in fee simple, subject to current tax and assessment liens, rights-of-way, easements, and certain minor defects in title which do not materially affect their use. A substantial portion of treatment, storage and distribution properties owned by Maine Water are subject to liens of mortgage or indentures that secure bonds, notes and other evidences of long-term indebtedness.

As of December 31, 2019, SJW Land Company owns approximately 55 acres of property in the state of Tennessee. SJW Land Company also owns a 70% limited partnership interest in 444 West Santa Clara Street, L.P. SJW Land Company consolidates its limited partnership interest in 444 West Santa Clara Street, L.P. as a variable interest entity within the scope of ASC Topic 810. In 2017, 444 West Santa Clara Street, L.P. sold all of its interests in a commercial building and land the partnership owned and operated. See also Note 1 of “Notes to Consolidated Financial Statements”.
The following table is a summary of SJW Land Company properties described previously:

				% for Year Ended December 31, 2019 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	46%	40%
Commercial building	Knoxville, Tennessee	15	135,000	54%	60%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A

As of December 31, 2019, Chester Realty, Inc. owns less than 100 acres of property in the State of Connecticut.

Item 3.	Legal Proceedings
Class Action Suits Related to the merger with CTWS
On June 14, 2018, certain shareholders of CTWS (the “Plaintiffs”) filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS (the “Defendants”). The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omitted certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions sought to recover rescissory and other damages and attorney’s fees and costs. SJW Group believed the claims in these complaints were without merit and vigorously defended against such complaints. The parties to the lawsuits agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the Plaintiffs reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until the closing of the merger with CTWS, and the court initially granted the parties’ motion to stay on November 14, 2018. The initial stay of proceedings had expired on February 28, 2019 and after multiple motions by the parties and granting of extensions, the stay of the proceedings continued until November 11, 2019. On November 20, 2018, the Plaintiffs filed an opening brief in support of their mootness fee demand of $1.5 million. The merger with CTWS closed on October 9, 2019, and pursuant to the agreement in principle to settle the litigation, the complaints would be dismissed after the closing. On November 12, 2019, the Defendants filed an opposition to the Plaintiffs’ fee demand.  On November 27, 2019, the Plaintiffs filed a reply brief in further support of their mootness fee demand. On January 8, 2020, the court entered an order dismissing Plaintiffs’ complaints. On January 10, 2020, the parties entered into an agreement pursuant to which the Defendants would pay a mootness fee amount of $325,000 in exchange for the release of all of the Plaintiffs’ claims.
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which SJWC was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in SJWC’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring customer credits to customers totaling $2 million. That amount was refunded to customers pursuant to SJWC’s Advice Letter No. 530, effective February 8, 2019. See discussion on the matter in Note 8, “Contingencies.” On July 24, 2019, SJWC and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over SJWC’s past customer billing practices. The Agreement requires the company to pay approximately $2.1 million in additional customer refunds, consisting of $1.8 million for refunds during the period from 1987 to 2011 and $0.4 million in customer credits to low income water customers, and invest $5 million in utility plant that is not allowed an investment return or rate recovery. SJWC recorded the $2.1 million customer credit expense as an offset to revenues during the second quarter of 2019. The $5 million commitment to invest in utility plant will be recognized as plant in service on the company’s financial statements once invested. A CPUC Presiding Officer’s Decision approved the Agreement in December 2019, but an appeal was filed in January 2020 by a group of SJWC customers. On February 27, 2020, the CPUC adopted a modified version of the Agreement, which found the appeal to be without merit and approved the Agreement. The CPUC’s adopted decision is scheduled to become final on March 28, 2020.
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
Market Information
SJW Group’s common stock is traded on the New York Stock Exchange under the symbol “SJW”. As of December 31, 2019, there were 320 record holders of SJW Group’s common stock.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative stockholder return on SJW Group’s common stock with the cumulative total return on a Water Utility Index and the Standard & Poor’s 500 Index during the last five years ended December 31, 2019. The comparison assumes $100 was invested on December 31, 2014 in SJW Group’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SJW Group, a Water Utility Index and the S&P 500 Index
The following descriptive data of the performance graph is supplied in accordance with Rule 304(d) of Regulation S-T (numbers represent U.S. dollars ($)):

	2014	2015	2016	2017	2018	2019
SJW Group	$100	95	183	212	188	245
Water Utility Index	$100	113	138	177	181	254
S&P 500 Index	$100	101	114	138	132	174
The Water Utility Index is the 9 water company Water Utility Index (including CTWS up to the time of its merger with SJW Group) prepared by Wells Fargo Securities, LLC. The above performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data
FIVE YEAR FINANCIAL AND STATISTICAL REVIEW
SJW Group and Subsidiaries

	2019	2018	2017	2016	2015
CONSOLIDATED RESULTS OF OPERATIONS (in thousands)
Operating revenue	$420,482	397,699	389,225	339,706	305,082
Operating expense:
Purchased water	99,118	97,378	86,456	72,971	61,089
Power	7,443	6,180	7,295	6,102	6,121
Groundwater extraction charges	43,917	46,770	47,817	32,088	31,240
Other production expenses	25,291	18,398	16,571	14,470	13,606
Administrative and general	66,301	48,933	48,940	41,529	40,388
Maintenance	20,505	18,414	18,361	18,361	15,926
Property taxes and other non-income taxes	19,068	14,975	13,642	12,123	11,667
Depreciation and amortization	65,592	54,601	48,292	44,625	40,740
Merger related expenses	15,768	18,610	—	—	—
Total operating expense	363,003	324,259	287,374	242,269	220,777
Operating income	57,479	73,440	101,851	97,437	84,305
Interest expense, other income and expense	(25,398)	(24,608)	(5,358)	(11,056)	(23,151)
Income before income taxes	32,081	48,832	96,493	86,381	61,154
Provision for income taxes	8,454	10,065	35,393	33,542	23,272
Net income before noncontrolling interest	23,627	38,767	61,100	52,839	37,882
Less net income attributable to the noncontrolling interest	224	—	1,896	—	—
SJW Group net income	$23,403	38,767	59,204	52,839	37,882
Dividends paid	$34,134	23,074	21,332	16,559	15,885
CONSOLIDATED PER SHARE DATA
Earnings per share - diluted	0.82	1.82	2.86	2.57	1.85
Dividends paid	1.20	1.12	1.04	0.81	0.78
Book value per common share	31.28	31.31	22.57	20.61	18.83
CONSOLIDATED BALANCE SHEET (in thousands)
Utility plant and intangible assets	$3,168,505	1,935,911	1,792,323	1,666,381	1,524,422
Less accumulated depreciation and amortization	962,019	607,090	553,059	520,018	487,659
Net utility plant	2,206,486	1,328,821	1,239,264	1,146,363	1,036,763
Net real estate investment	44,102	44,009	45,081	50,459	61,434
Total assets	3,132,470	1,956,389	1,458,001	1,443,376	1,337,325
Capitalization:
Stockholders’ equity	889,984	889,312	463,209	421,646	383,783
Long-term debt, less current portion	1,283,597	431,424	431,092	433,335	377,187
Total capitalization	$2,173,581	1,320,736	894,301	854,981	760,970
OTHER STATISTICS—WATER UTILITY SERVICES
Average revenue per connection (in thousands)	$1,087	1,609	1,594	1,402	1,263
Investment in gross utility plant per connection (in thousands)	$8,195	7,832	7,340	6,874	6,311
Connections at year-end	386,607	247,267	244,133	242,421	241,555
Miles of main at year-end	5,465	3,091	3,082	3,069	3,031
Water production (million gallons)	42,216	40,053	38,584	35,847	36,535
Maximum daily production (million gallons)	206	149	148	136	130
Population served (estimate)	1,604,442	1,114,200	1,100,200	1,092,600	1,089,000
Note: 2019 information including Other Statistics includes CTWS for the period ended October 9, 2019 through December 31, 2019

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts in thousands, except where otherwise noted)
Description of Business
SJW Group is a publicly traded company and is a holding company with four subsidiaries:
SJWC, a wholly-owned subsidiary, is a public utility in the business of providing water service to approximately 231,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area.
SJWNE LLC, a wholly-owned subsidiary of SJW Group. On October 9, 2019, CTWS became a wholly-owned subsidiary of SJWNE LLC. CTWS is a holding company whose subsidiaries are primarily public utilities providing water service to approximately 137,000 service connections that serve a population of approximately 480,000 people in 80 municipalities with a service area of approximately 269 square miles throughout Connecticut and Maine and 3,000 wastewater connections in Southbury, Connecticut.
SJWTX, Inc., a wholly owned subsidiary of SJW Group, doing business as Canyon Lake Water Service Company, is a public utility in the business of providing water service to approximately 18,000 connections that serve approximately 54,000 people. CLWSC’s service area comprises more than 246 square miles in Blanco, Comal, Hays and Travis County in the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company, a wholly owned subsidiary of SJW Group, owns undeveloped land in the states of California and Tennessee, owns and operates commercial buildings in Tennessee and has a 70% limited partnership interest in 444 West Santa Clara Street, L.P. 444 West Santa Clara Street, L.P. has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company. In 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated and SJW Land Company also sold certain undeveloped land located in San Jose, California.
TWA, formerly a wholly owned subsidiary of SJW Group, was undertaking activities that were necessary to develop a water supply project in Texas. In 2017, SJW Group sold all of its equity interest in TWA to GBRA for $31.0 million.
Business Strategy for Water Utility Services
SJW Group focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)	Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California, PURA in Connecticut, PUCT in Texas, and MPUC in Maine; and

(3)	Out-of-region water and utility related services.
Regional Regulated Activities
SJW Group’s regulated utility operation is conducted through SJWC, Connecticut Water, HVWC, Avon Water, CLWSC and Maine Water. SJW Group plans and applies a diligent and disciplined approach to maintaining and improving its water system infrastructures and also seeks to acquire regulated water systems adjacent to or near its existing service territory. CTWS also provides regulated wastewater services through HVWC.
The United States water utility industry is largely fragmented and is dominated by municipal-owned water systems. The water industry is regulated, and provides a life-sustaining product. This makes water utilities subject to lower business cycle risks than non-tariffed industries.
Regional Non-tariffed Activities
Operating in accordance with guidelines established by the CPUC, SJWC provides non-tariffed services, such as water system operations, maintenance agreements and antenna site leases under agreements with municipalities and other utilities. CLWSC provides non-tariffed wholesale water service to adjacent utilities and non-tariffed wastewater services. CTWS provides non-tariffed services, such as water system operations and maintenance agreements under agreements with municipalities and other utilities. Additionally, CTWS offers Linebacker, an optional service line protection program offered by CTWS to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home. For customers who enroll in this program,

CTWS will repair or replace a leaking or broken water service line, curb box, curb box cover, meter pit, meter pit cover, meter pit valve plus in-home water main shut off valve before the meter. Additionally, NEWUS offers expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages.
SJW Group also seeks appropriate non-tariffed business opportunities that complement its existing operations or that allow it to extend its core competencies beyond existing operations. SJW Group seeks opportunities to fully utilize its capabilities and existing capacity by providing services to other regional water systems, which also will benefit its existing regional customers.
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
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets, for example the merger with CTWS. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.
Real Estate Services
SJW Group’s real estate investment activity is conducted through SJW Land Company and Chester Realty, Inc. SJW Land Company owns undeveloped land in Tennessee and owns and operates commercial buildings in Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership owned a commercial building in San Jose, California. In 2017, 444 West Santa Clara Street, L.P. sold all of its interests in the commercial building and land the partnership owned and operated and SJW Land Company sold the undeveloped land located in San Jose, California. SJW Land Company manages its remaining acquired income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. Chester Realty, Inc. owns and operates land and commercial buildings in the State of Connecticut. Chester Realty, Inc. manages its income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company and Chester Realty, Inc.’s real estate investments diversify SJW Group’s asset base.

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
SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The Monterey Water Revenue Adjustment Mechanism tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
Balancing and memorandum accounts are recognized by SJWC when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the WCMA, SJWC follows the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, SJWC considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
It is typical for the CPUC to incorporate any over-collected and/or under-collected balances in balancing or memorandum accounts into customer rates at the time rate decisions are made as part of SJWC’s general rate case proceedings by assessing temporary surcredits and/or surcharges. In the case where SJWC’s balancing or memorandum-type accounts that have been authorized by the CPUC reach certain thresholds or have termination dates, SJWC can request the CPUC to recognize the amounts in customer rates prior to the next regular general rate case proceeding by filing an advice letter.
Recognition of Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not been passed through in rates. The company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The disallowance of any asset in future ratemaking, including deferred regulatory assets, would require SJWC to immediately recognize the impact of the costs for financial reporting purposes. In December 2019, CPUC denied SJWC’s request in Advice Letter No. 532 to recover the 2018 balances of WCMA and was ordered to remove the WCMA accounts from the preliminary statement book. As a result of the decision, SJWC wrote off the total 2018 WCMA balance of $9.4 million and $0.6 million recorded in its 2019 WCMA memorandum accounts. (See also Note 1, “Summary of Accounting Principles” in the consolidated financial statements). No other disallowances were recognized during the years ending December 31, 2019 and 2018.
Business Combinations
SJW Group applies the provisions of ASC Topic 805—“Business Combinations” for the purchase accounting related to the merger with CTWS on October 9, 2019. Topic 805 requires SJW Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While SJW Group uses our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Comprehensive Income. Accounting for business combinations requires SJW Group to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although SJW Group believes that the assumptions and estimates we make are reasonable and appropriate, they are based in part on historical experience and information obtained from CTWS’s management and are inherently uncertain. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although SJW Group believes the assumptions and estimates made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to: future expected cash flows from services; historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; the expected use of the acquired assets; and discount rates. As of December 31, 2019, the preliminary value of the acquired deferred tax assets and deferred tax liabilities are based on a preliminary analysis, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). In addition, management is still evaluating CTWS’s acquisition accounting in the opening balance sheet.
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
Economic Utility Regulation
Water Utility Services is generally subject to economic regulation by the Regulators overseeing public utilities. Regulatory policies vary from state to state and may change over time. In addition, there may be regulatory lag between the time a capital investment is made, a consumption decrease occurs, or an operating expense increases and when those items are adjusted in utility rates.
SJWC employs a forward-looking test year and has been authorized to use several mechanisms to mitigate risks faced due to regulatory lag and new and changing legislation, policies and regulation. These include memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC.

Rate recovery for the balances in these memorandum accounts is generally allowed in a subsequent general rate case. SJWC also maintains balancing accounts to track changes in purchased water, purchased power, groundwater extraction charges and pension costs for later rate recovery.
Regulatory risk is mitigated in California by use of a forward-looking test year which allows the return on and return of utility plant on a forecasted basis as it is placed in service, and in some cases interim rate relief is allowed in the event of regulatory lag.
Pursuant to Connecticut regulations, Connecticut Water, Avon Water and HVWC employ a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Connecticut. Additionally, to mitigate regulatory lag for pipeline replacement and conservation related projects, the Connecticut State Legislature has approved of WICA that allows for a surcharge to be added to customer bills semi-annually for certain eligible pre-approved projects.
Pursuant to Texas regulation, CLWSC employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Texas, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
Pursuant to Maine regulations, Maine Water employs a historical test year. To address regulatory risk due to regulatory lag and changing legislation policies and regulations, rate cases may be filed as necessary in Maine. Additionally, to mitigate regulatory lag for all infrastructure replacements (except meters), the Maine State Legislature has approved of WISC that allows for a surcharge to be added to customer bills semi-annually for certain pre-approved projects.
Infrastructure Investment
The water utility business is capital-intensive. In 2019 and 2018, company-funded capital improvements were $164,325 and $135,973, respectively, for additions to, or replacements of, property, plant and equipment for our Water Utility Services. We plan to spend approximately $225,869 in 2020 and $1,188,360 over the next five years for capital improvements, subject to CPUC, PURA, PUCT, and MPUC approval. SJW Group funds these expenditures through a variety of sources, including earnings received from operations, debt and equity issuances and borrowings. SJW Group relies upon lines of credit to fund capital expenditures in the short term and has historically issued long-term debt to refinance our short-term debt. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2019 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future.
Compliance with Environmental, Health and Safety Standards
Water Utility Services’ operations are subject to water quality and pollution control regulations issued by the EPA and environmental laws and regulations administered by the respective states and local regulatory agencies. Under the federal Safe Drinking Water Act, Water Utility Services is subject to regulation by the EPA of the quality of water it sells and treatment techniques it uses to make the water potable. The EPA promulgates nationally applicable standards, including maximum contaminant levels for drinking water. Water Utility Services has implemented monitoring activities and installed specific water treatment improvements enabling it to comply with existing maximum contaminant levels and plan for compliance with future drinking water regulations. However, the EPA and the respective state agencies have continuing authority to issue additional regulations under the Safe Drinking Water Act. Water Utility Services incur substantial costs associated with compliance with environmental, health and safety and water quality regulation to which our water services are subject.
Environmental, health and safety and water quality regulations are complex and change frequently, and the overall trend has been that they have become more stringent over time. It is possible that new or more stringent environmental standards and water quality regulations could be imposed that will increase Water Utility Services’ water quality compliance costs, hamper Water Utility Services’ available water supplies, and increase future capital expenditures. Future drinking water regulations may require increased monitoring, additional treatment of underground water supplies, fluoridation of all supplies, more stringent performance standards for treatment plants and procedures to further reduce levels of disinfection by-products. In the past, Water Utility Services have generally been able to recover expenses associated with compliance related to environmental, health and safety standards, but future recoveries could be affected by regulatory lag and the corresponding uncertainties surrounding rate recovery.
Production Expenses
Water Utility Services’ operations require significant production inputs which result in substantial production expenses. These expenses include power, which is used to operate pumps and other equipment, purchased water and groundwater extraction charges. For 2019, production expenses accounted for approximately 51% of our total operating expenses excluding merger related expenses. Price increases associated with these production inputs would adversely impact our results of operations until rate relief is granted.

Customer Growth
Customer growth in our water Water Utility Services’ is driven by: (i) organic population growth within our authorized service areas and (ii) the addition of new customers to our regulated customer base by acquiring regulated water systems adjacent to or near our existing service territories. During 2019, 2018 and 2017, we had capitalized cash outflows of $835,465, $2,496 and $1,149, respectively, for business acquisitions and water rights which we believe will allow SJW Group to expand our regulated customer base. In addition, we had $15,768 and $18,610 in merger related costs reflected in our consolidated statements of comprehensive income related to the Merger in 2019 and 2018, respectively. Before entering new regulated markets, we evaluate the regulatory environment to ensure that we will have the opportunity to achieve an appropriate rate of return on our investment while maintaining our high standards for quality, reliability and compliance with environmental, health and safety and water quality standards.
Water Usage Per Customer
Fluctuations in customer demand for water could be due to seasonality, restrictions of use, weather or lifestyle choices, all of which could affect Water Utility Services’ results of operations. SJWC residential usage decreased 0.8% from 2018 to 2019 and increased 3.8% from 2017 to 2018. SJWC business usage decreased 1.0% and increased 3.0% from 2018 to 2019 and from 2017 to 2018, respectively. In addition, 2019 residential and business usage was 0.4% and 3.94% lower, respectively, than the amount authorized in our 2019-2021 general rate case. Residential usage and business usage in 2018 was 11.9% and 6.6%, respectively, lower than the amount authorized in our 2016-2018 general rate case. CLWSC residential and business usage increased 2.1% from 2018 to 2019 and decreased 3.5% from 2017 to 2018. From the date of merger, October 9, 2019, to December 31, 2019, CTWS residential and business usage per cubic feet was 16.59 and 57.72, respectively. With the availability of the WRA in Connecticut that allows for recovery of authorized revenues, decreases in consumption year to year do not present the same financial risk as had historically been the case.
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
SJWC believes that its various sources of water supply, which consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and purchased imported water, will be sufficient to meet customer demand for 2020. In addition, SJWC actively works with Valley Water to address California’s long-term water supply challenges by continuing to educate customers on responsible water use practices and to conduct long-range water supply planning. Connecticut Water and Maine Water believes that they will be able to meet customer demand for 2020 with their water supply which consists of groundwater from wells, surface water in reservoirs and purchased treated by neighboring water utilities. CLWSC believes that it will be able to meet customer demand for 2020 with their water supply which consists of groundwater from wells and purchased treated and raw water from the GBRA.
Merger and Acquisition Activities
From time to time there may be opportunities to acquire businesses and assets. We cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. We expect to incur costs in connection with the execution of this pursuit and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition. During the years ended December 31, 2019 and 2018, SJW Group spent $15,768 and $18,610, respectively, on merger costs related to the merger with CTWS which was completed on October 9, 2019.

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
See Item 1, “Business” for a discussion of SJW Group’s general business and regulatory activities.
Overview
SJW Group’s consolidated net income for the year ended December 31, 2019 was $23,403, compared to $38,767 for the same period in 2018. This represents a decrease of $15,364 or 40%, from 2018. The decrease in net income was primarily due to costs incurred related to integration with the new operations in CTWS, an increase in production expenses due to higher usage and higher per unit costs for purchased water, ground water extraction and energy charges, and higher depreciation expenses due to assets placed in service in 2018, partially offset by an increase in operating revenue and decrease in costs due to the increased use of surface water. The increase in operating revenue was primarily due to an increase of $21,660 from the new CTWS operations following the completion of the merger on October 9, 2019, an increase in authorized rates, and net recognition of certain balancing and memorandum accounts, offset by a write-off of revenue related to amounts recorded in our 2019 WCMA and 2018 WCMA.
Operating Revenue
Operating revenue by segment was as follows:
Operating Revenue

	2019	2018	2017
Water Utility Services	$415,085	392,217	383,523
Real Estate Services	5,397	5,482	5,702
	$420,482	397,699	389,225
The change in consolidated operating revenues was due to the following factors:

	2019 vs. 2018 Increase/(decrease)		2018 vs. 2017 Increase/(decrease)
Water Utility Services:
Consumption changes	$(1,813)	—%	$7,376	2%
Increase in customers	2,673	1%	2,298	—%
Rate increases	13,877	3%	17,516	4%
OII customer rate credits	(2,107)	—%	—	—%
Recycled	403	—%	789	—%
Balancing and memorandum accounts:
Cost recovery recorded prior year	—	—%	(3,864)	(1)%
2016 WCMA revision to new customer classification	—	—%	(1,371)	—%
Cost of capital memorandum account	1,349	—%	(1,379)	—%
Water Conservation Memorandum Account	(19,841)	(5)%	(5,462)	(1)%
Tax Act	6,366	2%	(6,504)	(2)%
All other	301	—%	(705)	—%
Revenue from acquisition of SJWNE LLC	21,660	5%	—	—%
Real Estate Services	(85)	—%	(220)	—%
	$22,783	6%	$8,474	2%

2019 vs. 2018
The revenue increase consists of $22,868 from Water Utility Services offset by a decrease of $85 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to the merger with CTWS which generated an increase of $21,660, an increase in authorized rates which resulted in $13,877 of additional revenue, and an increase of $2,673 due to new customers. These increases were partially offset by a net decrease in revenue recognized from certain balancing and memorandum accounts, which included a decrease of $19,841 in WCMA, partially offset by increases of $6,366 from the Tax Act and $1,349 in the Cost of Capital Memorandum Account.
2018 vs. 2017
The revenue increase consists of $8,694 from Water Utility Services offset by a decrease of $220 from Real Estate Services.
The revenue increase for Water Utility Services is primarily due to an increase in rates which resulted in $17,516 of additional revenue and an increase of $7,376 due to higher water usage. The Company also recognized a revenue increase due to new customers of $2,298. These increases were partially offset by decreases in revenue recognized from certain balancing and memorandum accounts, which included a decrease of $6,504 as a result of the Tax Act, a $5,462 decrease in the WCMA, a $3,864 decrease in cost recovery recorded in the prior year, a $1,379 decrease in the Cost of Capital Memorandum Account, and a $1,371 decrease due to the 2016 WCMA revision to new customer classification.
Water Utility Services’ Operating Revenue and Customer Counts
The following tables present operating revenues and number of customers by customer group of Water Utility Services:
Operating Revenue by Customer Group

	2019	2018	2017
Residential and business	$384,448	356,535	331,835
Industrial	2,514	2,215	1,987
Public authorities	17,892	18,049	16,448
Others	18,157	12,519	11,066
Balancing and memorandum accounts	(7,926)	2,899	22,187
	$415,085	392,217	383,523
Number of Customers

	2019	2018	2017
Residential and business	370,074	241,253	238,231
Industrial	596	76	75
Public authorities	2,398	1,343	1,349
Others	13,539	4,595	4,478
	386,607	247,267	244,133
Operating Expense
Operating expense by segment was as follows:
Operating Expense

	2019	2018	2017
Water Utility Services	$334,963	299,548	280,916
Real Estate Services	3,751	3,539	3,688
All Other	24,289	21,172	2,770
	$363,003	324,259	287,374

The change in consolidated operating expenses was due to the following factors:

	2019 vs. 2018 Increase/(decrease)		2018 vs. 2017 Increase/(decrease)
Water production expenses:
Change in surface water supply	$(11,348)	(4)%	$(7,998)	(3)%
Change in usage and new customers	(795)	—%	5,077	2%
Purchased water and groundwater extraction charge and energy price increase	12,125	4%	14,931	6%
Balance and memorandum account cost recovery	1,211	—%	(1,423)	—%
Production expenses related to acquisition of SJWNE LLC	5,850	2%	—	—%
Total water production expenses	7,043	2%	10,587	5%
Administrative and general	16,891	5%	1,215	—%
Balance and memorandum account cost recovery	477	—%	(1,222)	—%
Maintenance	2,091	1%	53	—%
Property taxes and other non-income taxes	4,093	1%	1,333	—%
Depreciation and amortization	10,991	4%	6,309	2%
Merger related expenses	(2,842)	(1)%	18,610	6%
	$38,744	12%	$36,885	13%
Sources of Water Supply
SJWC’s water supply consists of groundwater from wells, surface water from watershed run-off and diversion, reclaimed water, and imported water purchased from Valley Water under the terms of a master contract with Valley Water expiring in 2051. Surface water, which is the least expensive water supply, is sourced from SJWC’s 7,000 acre of watershed in the Santa Cruz mountains. Changes and variations in quantities from each of these sources affect the overall mix of the water supply, thereby affecting the cost of the water supply. In addition, the water rates for purchased water and the groundwater extraction charge may be increased by Valley Water at any time. If an increase occurs, then SJWC would file an advice letter with the CPUC seeking authorization to increase revenues to offset the rate increase.
The Connecticut water utility services’ infrastructure consisted of 65 noncontiguous water systems in the State of Connecticut.  These systems, in total, consist of approximately 1,800 miles of water main and reservoir storage capacity of 2.4 billion gallons.  The safe, dependable yield from our 235 active wells and 18 surface water supplies is approximately 65 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.
CLWSC’s water supply consists of groundwater from wells and purchased treated and raw water from the GBRA. CLWSC has long-term agreements with the GBRA, which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA.
Maine Water’s infrastructure consisted of 12 noncontiguous water systems in the State of Maine.  These systems, in total, consists of approximately 500 miles of water main and reservoir storage capacity of 7.0 billion gallons.  The safe, dependable yield from our 14 active wells and 7 surface water supplies is approximately 120 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.

The following table presents the sources of water supply for water utility services:

	Source of Water Supply
	2019	2018	2017
	(million gallons) (MG)
Purchased water	22,385	24,110	22,913
Groundwater	12,038	12,507	14,444
Surface water	7,061	2,674	620
Reclaimed water	732	762	607
	42,216	40,053	38,584
Average water production expense per MG	$4,162	4,213	4,063
Water production in 2019 for water utility services increased 2,163 million gallons from 2018. Water production in 2018 for water utility services increased 1,469 million gallons from 2017. The changes are primarily attributable to changes in consumption by customers and are consistent with the changes in the related water production expenses.
The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2019, 2018 and 2017 was $4.5, $4.3 and $3.9 per million gallons, respectively. The contractual cost of the groundwater extraction charge for water pumped from the ground basin was $4.2, $3.9, and $3.6 per million gallons for Valley Water’s fiscal years 2020, 2019, and 2018, respectively. Unaccounted-for water for 2019 and 2018 approximated 7.2% and 7.0%, respectively, as a percentage of production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water has agreed to purchase 283 million gallons of water annually from MDC.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Maine Water guarantees a minimum consumption of 60 million gallons of water annually. Water sales to Maine Water are billed at a flat rate per gallon plus the monthly minimum tariff rate for a 4-inch metered service.
The various components of operating expenses are discussed below.
Water production expenses
2019 vs. 2018
Water production expenses increased $12,125 due to higher per unit costs paid for purchased water, groundwater extraction and energy charges, $5,850 due to the new CTWS operations and $1,211 due to changes in water production balancing and memorandum accounts, offset by decreases of $11,348 due to an increase in the use of available surface water in 2019 compared to 2018, and $795 due to a decrease in customer usage. Effective July 2019, Valley Water increased the unit price of purchased water by approximately 6.1% and the groundwater extraction charge by approximately 6.6%.
2018 vs. 2017
Water production expenses increased $14,931 due to higher per unit costs paid for purchased water, groundwater extraction and energy charges, and $5,077 due to an increase in customer usage, offset by a decrease of $7,998 due to an increase in the use of available surface water in 2018 compared to 2017 and a decrease of $1,423 in the balancing and memorandum accounts. Effective July 2018, Valley Water increased the unit price of purchased water by approximately 9% and the groundwater extraction charge by approximately 10%.

Administrative and General Expense
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, regulatory utility commissions’ expenses, expenses associated with being a public company, and general corporate expenses.
2019 vs. 2018
Administrative and general expense increased $17,368 in 2019, or 5%, in comparison to 2018. The increase consisted primarily of: (1) $7,295 due to the new CTWS operations, (2) $4,860 increase in integration costs related to the merger, (3) $1,539 increase in accounting and legal fees, (4) $1,491 increase in contracted work primarily related to the recycled water retrofit program, social media outreach, accounting services and customer service strategy, (5) $677 increase in salaries and wages, and (6) $605 in cost recoveries other than pension costs through balance and memorandum accounts.
2018 vs. 2017
Administrative and general expense decreased $7 in 2018, or less than 1%, in comparison to 2017. The decrease consisted primarily of: (1) $606 in cost recoveries other than pension costs through balance and memorandum accounts, and (2) $509 decrease in legal fees, partially offset by, (3) $593 increase in group insurance costs, (4) $428 increase in contracted work primarily related to the recycled water retrofit program, and (5) $401 increase in rate case expenses.
Maintenance Expense
Maintenance expense increased $2,091 in 2019, or 1%, in comparison to 2018, and increased $53 in 2018, or less than 1%, in comparison to 2017. The increase in 2019 consisted primarily of $1,128 increase due to the new CTWS operations. The increase in 2018 consisted primarily of: (1) $520 increase in salaries and wages, partially offset by (2) a $524 decrease in contracted work as a result of increased capitalized projects.
Property Taxes and Other Non-income Taxes
Property taxes and other non-income taxes for 2019 and 2018 increased $4,093 and $1,333 from prior years, respectively. The increases were primarily a result of increased utility plant. The increase in 2019 also included $3,096 due to the new CTWS operations. SJW Group anticipates increases in 2020 for property taxes and other non-income taxes due to increases in utility plant.
Depreciation and Amortization
Depreciation and amortization expense increased $10,991 in 2019, or 4%, in comparison to 2018, and increased $6,309 in 2018, or 2%, in comparison to 2017. The increase were primarily due to increases in utility plant. The increase in 2019 also included an increase of $4,903 due to the new CTWS operations. SJW Group anticipates increases in 2019 for depreciation expense due to increases in utility plant.
Other Income and Expense
The change in other (expense) income in 2019 compared to 2018 was primarily due an increase in interest on long-term debt as a result the issuance of SJWC’s Series M note and SJW Group’s Series 2019A, B & C notes. In addition, interest income increased due to the invested proceeds from our equity offering in December 2018. The new CTWS operations generated an increase of $2,025 in expense.
The change in other (expense) income in 2018 compared to 2017 was primarily due to a $12,501 pre-tax gain on sale of the equity interests in TWA and a pre-tax gain of $6,903, reduced by the noncontrolling interest’s of $1,896, on the sale of our limited partnership’s properties and undeveloped land in San Jose, California recorded in the prior year.
SJW Group’s consolidated weighted-average cost of long-term debt, including the mortgages and the amortization of debt issuance costs, was 4.4%, 6.0% and 6.0% for the years ended December 31, 2019 and 2018 and 2017.
Provision for Income Taxes
Income tax expense for 2019 was $8,454, compared to $10,065 in 2018. The effective consolidated income tax rate was 26% for 2019, 21% for 2018 and 37% for 2017. The decrease in income tax expense was primarily due due to lower pre-tax income and flow-through deductions which were partially offset by the write-off of non-deductible merger costs.
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
Other Comprehensive (Loss) Income
The change in other comprehensive income in 2019 was primarily due to the change in the benefit obligation for Connecticut Water’s supplemental executive retirement agreements as a result of a decrease in the discount rate.
The change in other comprehensive income in 2018 was due to a change in accounting for the fair value of the company’s investment in California Water Service Group as a result of the adoption of ASU 2016-01, “Financial Instruments - Overall” effective January 1, 2018.

Liquidity and Capital Resources
Water Utility Services’ business derives the majority of its revenue directly from residential and business customers. Water Utility Services bills the majority of its customers on a bi-monthly basis. Payments from customers are impacted by the general economic conditions in the areas where SJW Group operates. Payment delinquencies are mitigated by service interruptions due to non-payment. As of December 31, 2019, the change in allowance for doubtful accounts was due to the increased number of customers from the merger with CTWS. Write-offs for uncollectible accounts remain less than 1% of total revenue consistent prior year. Management believes it can continue to collect its accounts receivable balances at its historical collection rate.
Funds collected from Water Utility Services’ customers are used to pay for water production expenses, in addition to costs associated with general operations. Funds were also generated from borrowings. From these amounts, SJW Group paid cash dividends of approximately $34,134 and funded its 2019 working capital and capital expenditure programs.
SJW Group also obtained funds through the issuance of common stock in December of 2018 to partially finance our merger with CTWS and to pay related fees and expenses. Pending close of the merger on October 9, 2019, SJW Group had invested the funds raised in a short-term money market fund which was managed by a reputable financial institution. See Note 2 of “Notes to Consolidated Financial Statements” for a discussion of the equity offering. The remaining funding for the all-cash merger with CTWS was provided through proceeds from a debt financing in October 2019, existing cash balances and cash flows from operations. See Note 4 of “Notes to Consolidated Financial Statements” for discussion on the debt financing activities of SJW Group.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2019 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. On October 16, 2019, Standard & Poor’s Ratings Service initiated coverage on SJW Group assigning a company rating of A-, with a stable outlook and affirming its company rating of SJWC of A, with a stable outlook.  In addition, on October 14, 2019, S&P affirmed its ratings of CTWS and Connecticut Water of A- with a stable outlook.
In 2019, the common dividends declared and paid on SJW Group’s common stock represented 146% of net income. Dividends have been paid on SJW Group’s and its predecessor’s common stock for 305 consecutive quarters and the annual dividend amount has increased in each of the last 52 years. While historically SJW Group has generally paid dividends equal to approximately 50% to 60% of its net income, SJW Group cannot guarantee that this trend will continue in the future.
Cash Flow from Operations
In 2019, SJW Group generated cash flow from operations of approximately $130,005 compared to $91,343 in 2018 and $101,112 in 2017. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains on the sale of assets, and changes in working capital items. Cash flow from operations increased in 2019 by approximately $38,700. The increase was primarily due to a combination of the following factors: (1) an increase in the collection of the balancing and memorandum accounts of $37,300, (2) an increase in accrued groundwater extraction charges, purchased water and power of $3,600, and (3) general working capital and net income, adjusted for non-cash items increased by $9,700, offset by (4) net collection of taxes receivable which was $11,900 less than in prior year. Cash flow from operations decreased in 2018 by approximately $9,800. The decrease was primarily due to a combination of the following factors: (1) a decrease in the collection of the balancing and memorandum accounts of $5,500, (2) a decrease in accrued groundwater extraction charges, purchased water and power of $4,200, and (3) general working capital and net income, adjusted for non-cash items decreased by $3,700, offset by (4) an increase of a net collection of taxes receivable which was $3,600 more than in prior year.

Cash Flow from Investing Activities
In 2019, SJW Group used approximately $164,300 of cash for Company funded capital expenditures, $13,600 for developer funded capital expenditures, $5,000 in utility plant retirement costs, $835,500 for the purchase of CTWS, and $100 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $745 from the sale of real estate investments and utility property. In 2018, SJW Group used approximately $136,000 of cash for Company funded capital expenditures, $8,500 for developer funded capital expenditures, $3,900 in utility plant retirement costs, $2,500 for water service asset acquisitions, and $100 for real estate investments related to leasehold improvement additions for the properties located in Knoxville, Tennessee. These uses were offset by cash proceeds of $4,100 from the sale of remaining shares of California Water Service Group stock.
Water Utility Services budgeted capital expenditures for 2020, excluding capital expenditures financed by customer contributions and advances is as follows:

	Budgeted Capital Expenditures 2020
Water treatment	$27,124	12%
Source of supply	7,016	3%
Reservoirs and tanks	39,770	18%
Pump stations and equipment	6,953	3%
Equipment and other	21,773	9%
Distribution system	123,233	55%
	$225,869	100%
The 2020 capital expenditures budget is concentrated in main replacements. Included in the distribution system budgeted capital expenditures of $123,233 is approximately $59,763 that is planned to be spent to replace Water Utility Services’ pipes and mains.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expects to incur approximately $1,188,360 in capital expenditures. A significant portion of this amount is subject to future approval from the Regulators. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services’ actual capital expenditures may vary from projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies and general economic conditions. Total additions to utility plant normally exceed company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.

The Water Utility Services’ distribution systems were constructed during the period from the early 1900’s through today. Expenditure levels for renewal and modernization will occur as the components reach the end of their useful lives. In most cases, replacement cost will significantly exceed the original installation cost of the retired assets due to increases in the costs of goods and services and increased regulation.
Cash Flow from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2019 increased by approximately $16,600 from the same period in the prior year, primarily as a result of cash proceeds from long-term debt issued in current year and increase in receipts of advances and contributions in aid of construction, partially offset by the the proceeds from the prior year issuance of SJW Group’s common stock, a decrease in the amount of net borrowings on our lines of credit, a decrease in net other changes for equity plan payments, broker fees and debt issuance costs, and an increase in dividends paid to stockholders. SJW Group’s cash management policy includes the issuance of long-term debt to pay down borrowings on our lines of credit. As such, when long-term borrowings are high, borrowings on our line of credit tend to be low and when long-term borrowings are low, borrowings on our line of credit tend to be high.
SJW Group, SJW Land Company, SJWTX, Inc., SJWC and CTWS have unsecured bank lines of credit totaling $255,000 as of December 31, 2019. Drawdowns on our lines of credit are restricted by our funded debt not exceeding a percent of total capitalization as defined in our debt covenants. SJW Group expects to periodically draw down on its lines of credit as dictated by our funding needs and subsequently repay such borrowings with cash from operations and issuance of long-term debt or equity. See also “Sources of Capital” below.

Sources of Capital
SJW Group’s regulated operations ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and obtain external financing through the issuance of new long-term debt or issuance of equity. The level of future earnings and the related cash flow from operations is dependent, in large part, on the timing and outcome of regulatory proceedings.
SJWC’s financing activity is designed to achieve a capital structure consistent with regulatory guidelines of approximately 47% debt and 53% equity. As of December 31, 2019, SJWC’s long-term debt and equity were approximately 48% and 52%, respectively. The average borrowing rate of SJWC’s long-term debt was 5.9% as of December 31, 2019.
SJWC has outstanding $330,000 of unsecured senior notes as of December 31, 2019. The senior note agreements of SJWC generally have terms and conditions that restrict SJWC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2019, SJWC was not restricted from issuing future indebtedness as a result of these terms and conditions.
SJWC also has obligations pursuant to loan agreements with the California Pollution Control Financing Activity (“CPCFA”) supporting $120,000 in aggregate principal amount of CPCFA revenue bonds outstanding as of December 31, 2019. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2019, SJWC was in compliance with all such covenants.
SJWTX, Inc. has an outstanding $15,000 senior note as of December 31, 2019. The senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services’ cumulative net income, since December 31, 2005. As of December 31, 2019, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
SJW Group has outstanding a $560,000 unsecured senior notes as of December 31, 2019. The senior notes have terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services’ cumulative net income, since June 30, 2011, and (3) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2019, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.
CTWS has outstanding term loans with a commercial bank in an aggregate amount of $23,935 as of December 31, 2019. Under the master loan agreement, CTWS is required to comply with certain financial ratio and operational covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of December 31, 2019, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water has outstanding term loans with a commercial bank in an aggregate amount of $119,090 as of December 31, 2019. Under its master loan agreement, Connecticut Water is required to comply with financial and operational covenants substantially identical to those found in CTWS’ master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60%. As of December 31, 2019, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has outstanding $44,556 of tax exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and require compliance with financial and operational covenants, and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of December 31, 2019, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.
Connecticut Water has a $35,000 unsecured senior note that has terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreement also requires Connecticut Water to maintain a debt to capitalization ratio of not more than 60%. As of December 31, 2019, Connecticut Water was in compliance with all financial ratio and operational covenants under this agreement.

Maine Water has outstanding $16,032 of First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and $4,500 of First Mortgage Bonds issued to One America. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65%, required compliance with various financial and operational covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of December 31, 2019, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
Maine Water has outstanding term loans with a commercial bank in an aggregate amount of $17,500 as of December 31, 2019. Under its master loan agreement, Maine Water is required to comply with financial and operational covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine is required to maintain a debt to capitalization ratio of not more than 60%. As of December 31, 2019, Maine Water was in compliance with all covenant under its master loan agreement.
HVWC has a term loan with a commercial bank, due in 2034. The loan bears interest at a rate of 4.75% with monthly payments of principal and interest of $31. The loan is secured by real property owned by HVWC. The loan agreement restricts HVWC’s ability to incur additional debt and requires compliance with a funded debt to capitalization covenant and other operational covenants. As of December 31, 2019, HVWC was in compliance with all covenants of the loan.
Avon Water has a mortgage loan that is due in 2033. This loan amortizes over 20 years and carries a fixed interest rate of 3.05% with monthly principal and interest payments of $22. The loan agreement (1) generally restricts the ability of Avon Water to incur additional debt or make dividend payments other than in the ordinary course of business, and (2) requires submission of periodic financial reports as part of loan covenants. As of December 31, 2019, Avon Water was in compliance with all covenants of the loan.
As of December 31, 2019, SJW Group and its subsidiaries are in compliance with all of their debt covenants.
On June 1, 2016, SJWC entered into a $125,000 Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the lender (the “Lender”). The Credit Agreement provides an unsecured credit facility with a letter of credit sublimit of $10,000. Proceeds of borrowings under the Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The Credit Agreement has a maturity date of June 1, 2021.
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
On June 29, 2009, CTWS entered into a $15,000 credit agreement with CoBank, ACB, which matures on July 1, 2020. Borrowings under this credit agreement bear interest at 3.54%. CTWS maintains an additional credit agreement of $95,000 with RBS Citizens, N.A., which will be reduced to $75,000 on March 1, 2020, with a final maturity on December 14, 2023. Borrowings under this credit agreement bear interest at the daily LIBOR rate, plus 100 basis points as of December 31, 2019.
All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain financial covenants that require the Company to maintain a maximum funded debt to capitalization ratio and a minimum interest coverage ratio.
As of December 31, 2019, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $255,000. At December 31, 2019, the total amount available under these lines of credits was $137,791. The cost of borrowing on SJW Group’s short-term credit facilities has averaged 3.73% as of December 31, 2019. As of December 31, 2019, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
In December 2018, SJW Group received net proceeds of approximately $358,256 from the sale of 6,750,000 shares of common stock in a public offering pursuant to an effective shelf registration and received net proceeds of approximately $53,738 from the sale of an additional 1,012,500 shares of common stock, in each case after deducting the underwriting discounts and commissions and estimated offering expenses payable by SJW Group. Prior to the close of the merger with CTWS, the company invested the net offering proceeds in money-market funds.

Funding for SJW Group’s all-cash merger with CTWS which closed on October 9, 2019 was provided through proceeds from the company’s equity offering in December 2018 and the debt financing in October 2019, existing cash balances and cash flow from operations. SJW Group had previously received a financing commitment letter from lenders, including JPMorgan Chase Bank, N.A., Barclays Bank PLC, Royal Bank of Canada and UBS AG, Stamford Branch to provide a senior unsecured bridge loan facility of up to $975 million in the event that SJW Group was unable to secure other financing for the merger at or prior to the time the merger is completed. Subsequent to the net proceeds received by SJW Group from the public offering of common stock in 2018, the facility commitment was reduced to $563 million. On October 9, 2019, the commitment was terminated in connection with the closing of the merger and no amount was funded under such commitment.
Off-Balance Sheet Arrangement/Contractual Obligations
SJW Group has no significant contractual obligations not fully recorded on its Consolidated Balance Sheet or not fully disclosed in the Notes to Consolidated Financial Statements.
SJW Group’s contractual obligations and commitments as of December 31, 2019 are as follows:

	Total	Contractual Obligations Due in
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior notes, Water Utility Services	$384,500	10,900	21,800	41,800	310,000
Bank term loans, Water Utility Services	140,754	8,180	15,184	4,928	112,462
Advances for construction, SJWC (1)	63,978	2,890	5,780	5,677	49,631
California Pollution Control Financing Authority Revenue Bonds, SJWC	120,000	—	—	—	120,000
Connecticut Innovations Revenue Bonds, Connecticut Water	44,556	—	22,506	—	22,050
State revolving fund loans, Maine Water	16,032	1,325	2,724	2,608	9,375
Senior notes, SJW Group	560,000	—	50,000	—	510,000
Bank term loans, CTWS	23,935	1,759	3,741	4,059	14,376
Mortgage loan, Avon Water	2,809	179	376	400	1,854
Total contractual cash obligation	$1,356,564	25,233	122,111	59,472	1,149,748
Total interest on contractual obligations	$681,831	52,380	96,677	87,563	445,211
___________________________________
(1) As of December 31, 2019, advances for construction was $112,339 of which $21,463 was related to non-refundable advances for construction and $26,898 was related to advances which are refundable based on service connections made.
In regards to uncertain tax positions, we are unable to predict the timing of tax settlements as tax audits can involve complex issues and the resolution of those issues may span multiple years, particularly if subject to negotiation or litigation. For further discussion on uncertain tax positions, please see Note 5 of “Notes to Consolidated Financial Statements.”
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2019, 2018 and 2017, SJWC purchased from Valley Water 21,862 million gallons ($96,285), 21,345 million gallons ($87,702) and 20,857 million gallons ($78,703), respectively, of contract water. On June 13, 2017, Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2019. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 19,794 million gallons ($89,539) of water at the current contract water rate of $4.5 per million gallons in the year ending December 31, 2020. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available. The contract water rates for SJWC are determined by Valley Water. These rates are adjusted periodically and coincide with Valley Water’s fiscal year, which ends on June 30. The contract water rate for Valley Water’s fiscal years 2019, 2018 and 2017 was $4.5, $4.3 and $3.9 per million gallons, respectively.
SJWC also pumps water from the local groundwater basin. There are no delivery schedules or contractual obligations associated with the purchase of groundwater. Valley Water determines the groundwater extraction charge and it is applied on a per unit basis. In addition to the Valley Water groundwater extraction charge, SJWC also incurs power costs to pump the groundwater from the basin.

Connecticut Water has an agreement with the South Central Connecticut RWA to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA seventy-five dollars per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water has the option, but is under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement ($2.621 per million gallons as of December 31, 2019). Connecticut Water has an agreement with the MDC to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water has agreed to purchase 283 million gallons of water annually from MDC. The rate charged by the MDC at December 31, 2019 were $3.50 per hundred cubic feet.
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Maine Water guarantees a minimum consumption of 60 million gallons of water annually. Water sales to Maine Water are billed at a flat rate of $5 per year plus the monthly minimum tariff rate of $1.51 per hundred cubic feet for a 4-inch metered service as of December 31, 2019.
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
SJWC and CTWS sponsor noncontributory defined benefit pension plans and provide health care and life insurance benefits for retired employees. In 2019, SJW Group contributed $9,476 and $738 to the pension plan and other postretirement benefit plan, respectively. CTWS had no contributions for the period from the merger date, October 9, 2019, to December 31, 2019. In 2020, SJWC and CTWS expect to make required and discretionary cash contributions of up to $8,404 to the pension plans and other postretirement benefit plans. The amount of required contributions for years thereafter is not actuarially determinable.
SJWC’s other benefit obligations include employees’ and directors’ postretirement benefits, an Executive Supplemental Retirement Plan, Cash Balance Executive Supplemental Retirement Plan, Special Deferral Election Plan and Deferral Election Program for non-employee directors. Under these benefit plans, SJWC is committed to pay approximately $1,591 annually to former officers and directors. Future payments may fluctuate depending on the life span of the retirees and as current officers and executives retire.
CTWS’s other benefit obligations include employees’ postretirement benefits, supplemental executive retirement agreements and deferred compensation agreements and plan. Future payments may fluctuate depending on the contribution rates of employees into the deferred compensation plan and the life span of the retirees and as current officers and executives retire. Under these benefit plans, CTWS is committed to pay approximately $952 annually to former officers and directors.
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
Impact of Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This is effective for SJW Group in the first quarter of fiscal 2020, and adoption is not expected to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20:  Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which aims to improve the overall usefulness of disclosure to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures.  This is effective for SJW Group during the year ending December 31, 2020.

Retrospective adoption is required and early adoption is permitted.  Management is currently evaluating the effect that the new standard will have on its defined benefit plan disclosures.
On December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The decisions reflected in the ASU update specific areas of Topic 740, Income Taxes, to reduce complexity while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. SJW Group does not plan on early adoption and is in the early stages of analyzing the impact of the amendments. The amendments to changes in reporting related to foreign equity method investments and foreign subsidiaries are not anticipated to apply to SJW Group. Amendments to changes in reporting taxes not based on income (such as equity or capital) and changes in tax laws during interim periods are to be further analyzed as applicable. Management is currently evaluating the effect that the new standard will have on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the company’s variable rate lines of credit. SJWC and Connecticut Water sponsor noncontributory pension plans for its employees. Pension costs and the funded status of the plan are affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation.
SJW Group has no derivative financial instruments, financial instruments with significant off-balance sheet risks, or financial instruments with concentrations of credit risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
SJW Group:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of SJW Group and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company completed its merger with Connecticut Water Service, Inc. (“CTWS”) on October 9, 2019 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, CTWS’s internal control over financial reporting associated with total assets of $970.0 million and total revenues of $21.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CTWS.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of regulatory assets and liabilities
As discussed in Note 1 to the consolidated financial statements, the Company accounts for its regulated operations in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 980, Regulated Operations. Pursuant to the requirements of ASC Topic 980, the financial statements of a rate-regulated enterprise reflect the actions of regulators. These actions may result in the recognition of revenue and expenses in time periods that are different than non-rate-regulated enterprises. The Company capitalizes, as regulatory assets, costs that are probable of recovery in future water rates. In addition, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs are recorded as regulatory liabilities.
We identified the evaluation of regulatory assets and liabilities as a critical audit matter. This was due to the extent of auditor effort required in the evaluation of complex regulations that result in regulatory assets and liabilities.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s regulatory accounting process, including controls related to the Company’s application of ASC Topic 980 and the Company’s calculation and review of regulatory assets and liabilities. We selected regulatory assets and liabilities and assessed the Company’s application of ASC Topic 980 by evaluating the underlying orders, statutes, rulings, memorandums, filings or publications issued by the respective regulator. We selected a sample of the activity increasing and decreasing regulatory assets and liabilities and agreed the amounts to documents in the Company’s underlying books and records.

/s/ KPMG LLP

We have served as the Company’s auditor since 1933.

Santa Clara, California
March 2, 2020

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Utility plant:
Land	$34,395	18,296
Depreciable plant and equipment	2,988,454	1,833,051
Construction in progress	112,232	68,765
Intangible assets	33,424	15,799
	3,168,505	1,935,911
Less accumulated depreciation and amortization	962,019	607,090
	2,206,486	1,328,821
Real estate investments	57,699	56,336
Less accumulated depreciation and amortization	13,597	12,327
	44,102	44,009
Current assets:
Cash and cash equivalents:
Cash	12,944	8,722
Restricted fund	5,000	—
Money market fund	—	412,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts of $1,512 and $272 in 2019 and 2018, respectively	36,305	19,154
Income tax	8,837	1,888
Other	2,833	1,203
Accrued unbilled utility revenue	40,102	27,974
Current regulatory assets, net	6,472	26,910
Other current assets	9,553	4,871
	122,046	502,722
Other assets:
Net regulatory assets, less current portion	113,945	76,715
Investments	12,928	—
Goodwill	628,287	1,680
Other	4,676	2,442
	759,836	80,837
	$3,132,470	1,956,389

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except share and per share data)

	December 31,
	2019	2018
Capitalization and Liabilities
Capitalization:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares in 2019 and 36,000,000 shares in 2018; issued and outstanding 28,456,508 shares in 2019 and 28,404,316 shares in 2018	$28	28
Additional paid-in capital	506,639	495,366
Retained earnings	383,191	393,918
Accumulated other comprehensive income	126	—
Total stockholders’ equity	889,984	889,312
Long-term debt, less current portion	1,283,597	431,424
	2,173,581	1,320,736
Current liabilities:
Lines of credit	117,209	100,000
Current portion of long-term debt	22,272	—
Accrued groundwater extraction charges, purchased water and power	17,211	13,694
Accounts payable	34,886	24,937
Accrued interest	13,140	7,132
Accrued property taxes and other non-income taxes	2,039	1,926
Accrued payroll	11,570	7,181
Other current liabilities	16,240	9,115
	234,567	163,985
Deferred income taxes	195,598	79,651
Advances for construction	112,339	80,610
Contributions in aid of construction	286,035	168,243
Postretirement benefit plans	108,044	70,490
Regulatory liabilities, net	—	59,149
Other noncurrent liabilities	22,306	13,525
Commitments and contingencies	—	—
	$3,132,470	1,956,389

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31 (in thousands, except share and per share data)

	2019	2018	2017
Operating revenue	$420,482	397,699	389,225
Operating expense:
Production Expenses:
Purchased water	99,118	97,378	86,456
Power	7,443	6,180	7,295
Groundwater extraction charges	43,917	46,770	47,817
Other production expenses	25,291	18,398	16,571
Total production expenses	175,769	168,726	158,139
Administrative and general	66,301	48,933	48,940
Maintenance	20,505	18,414	18,361
Property taxes and other non-income taxes	19,068	14,975	13,642
Depreciation and amortization	65,592	54,601	48,292
Merger related expenses	15,768	18,610	—
Total operating expense	363,003	324,259	287,374
Operating income	57,479	73,440	101,851
Other (expense) income:
Interest on long-term debt, mortgage and other interest expense	(31,796)	(24,332)	(22,929)
Pension non-service cost	(3,158)	(2,356)	(3,772)
Unrealized loss on California Water Service Group stock	—	(527)	—
Gain on sale of California Water Service Group stock	—	104	—
(Loss) gain on sale of utility property	(20)	9	12,499
Gain on sale of real estate investments	929	—	6,903
Interest income on money market fund	6,536	155	—
Other, net	2,111	2,339	1,941
Income before income taxes	32,081	48,832	96,493
Provision for income taxes	8,454	10,065	35,393
Net income before noncontrolling interest	23,627	38,767	61,100
Less net income attributable to the noncontrolling interest	224	—	1,896
SJW Group net income	23,403	38,767	59,204
Other comprehensive income:
Unrealized gain on investment, net of taxes of $43 in 2019, $0 in 2018 and $466 in 2017	117	—	679
Adjustment to pension benefit plans, net of taxes of $22 in 2019	9	—	—
SJW Group comprehensive income	$23,529	38,767	59,883
SJW Group earnings per share
—Basic	$0.82	1.83	2.89
—Diluted	$0.82	1.82	2.86
Weighted average shares outstanding
—Basic	28,443,052	21,214,277	20,506,960
—Diluted	28,562,546	21,332,387	20,685,118

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
Balances, December 31, 2016	20,456,225	$21	81,715	338,386	1,524	—	421,646
Net income	—	—	—	59,204	—	1,896	61,100
Distribution to noncontrolling interest	—	—	—	—	—	(1,896)	(1,896)
Unrealized income on investment, net of tax effect of $466	—	—	—	—	679	—	679
Share-based compensation	—	—	2,643	(139)	—	—	2,504
Issuance of restricted and deferred stock units	36,888	—	(707)	—	—	—	(707)
Employee stock purchase plan	27,743	—	1,215	—	—	—	1,215
Dividends paid ($1.04 per share)	—	—	—	(21,332)	—	—	(21,332)
Balances, December 31, 2017	20,520,856	21	84,866	376,119	2,203	—	463,209
Net income	—	—	—	38,767	—	—	38,767
Cumulative effect of change in accounting principle, net of tax effect of $1,507	—	—	—	2,203	(2,203)	—	—
Share-based compensation	—	—	2,117	(97)	—	—	2,020
Issuance of restricted and deferred stock units	95,053	—	(4,057)	—	—	—	(4,057)
Employee stock purchase plan	25,907	—	1,371	—	—	—	1,371
Common stock issued	7,762,500	7	411,069	—	—	—	411,076
Dividends paid ($1.12 per share)	—	—	—	(23,074)	—	—	(23,074)
Balances, December 31, 2018	28,404,316	28	495,366	393,918	—	—	889,312
Net income	—	—	—	23,403	—	224	23,627
Distribution to noncontrolling interest	—	—	—	—	—	(224)	(224)
Cumulative effect of change in accounting principle, net of tax effect of $33	—	—	—	97	—	—	97
Unrealized income on investment, net of tax effect of $43	—	—	—	—	117	—	117
Adjustment to pension benefit plans, net of taxes of $22	—	—	—	—	9	—	9
Share-based compensation	—	—	3,406	(93)	—	—	3,313
Share-based compensation related to business combination	—	—	6,384	—	—	—	6,384
Issuance of restricted and deferred stock units	21,909		(110)	—	—	—	(110)
Employee stock purchase plan	30,283		1,603	—	—	—	1,603
Common stock issuance cost	—	—	(10)	—	—	—	(10)
Dividends paid ($1.20 per share)	—	—	—	(34,134)	—	—	(34,134)
Balances, December 31, 2019	28,456,508	$28	506,639	383,191	126	—	889,984

See Accompanying Notes to Consolidated Financial Statements.

SJW Group and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31 (in thousands)

	2019	2018	2017
Operating activities:
Net income before noncontrolling interest	$23,627	38,767	61,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,489	56,907	50,501
Deferred income taxes	(1,249)	(9,486)	(436)
Share-based compensation	3,406	2,117	2,643
Gain on sale of real estate investments	(929)	—	(6,903)
Loss (gain) on sale of utility property	20	(9)	(12,499)
Unrealized loss on California Water Service Group stock	—	527	—
Gain on sale of California Water Service Group stock	—	(104)	—
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(3,860)	(2,003)	(1,702)
Accounts payable and other current liabilities	1,946	2,130	2,888
Accrued groundwater extraction charges, purchased water and power	2,853	(688)	3,536
Tax receivable and accrued taxes	(6,044)	5,841	2,164
Postretirement benefits	(4,000)	203	(769)
Regulatory asset related to balancing and memorandum accounts	30,838	(6,488)	(979)
Other noncurrent assets and noncurrent liabilities	7,439	1,923	741
Other changes, net	7,469	1,706	827
Net cash provided by operating activities	130,005	91,343	101,112
Investing activities:
Additions to utility plant:
Company-funded	(164,325)	(135,973)	(141,213)
Contributions in aid of construction	(13,563)	(8,454)	(7,842)
Additions to real estate investment	(137)	(123)	(116)
Payments for business/asset acquisition and water rights	(835,465)	(2,496)	(1,149)
Cost to retire utility plant, net of salvage	(5,026)	(3,909)	(3,356)
Proceeds from sale of real estate investments and utility property	745	—	39,802
Proceeds from sale of California Water Service Group stock	—	4,112	—
Net cash used in investing activities	(1,017,771)	(146,843)	(113,874)
Financing activities:
Borrowings from lines of credit	105,349	76,000	56,500
Repayments of lines of credit	(192,055)	(1,000)	(45,700)
Long-term borrowings	590,000	—	—
Long-term borrowings held as restricted cash	5,000	—	—
Repayments of long-term borrowings	(1,400)	—	(2,717)
Debt issuance costs	(4,918)	—	—
Dividends paid	(34,134)	(23,074)	(21,332)
Receipts of advances and contributions in aid of construction	18,904	10,890	12,581
Refunds of advances for construction	(2,911)	(2,700)	(2,622)
Issuance of common stock, net of issuance costs	(10)	411,385	—
Other changes, net	1,163	(3,078)	(1,499)
Net cash provided by (used in) financing activities	484,988	468,423	(4,789)
Net change in cash, cash equivalents and restricted cash	(402,778)	412,923	(17,551)
Cash and cash equivalents, beginning of year	420,722	7,799	25,350
Cash, cash equivalents and restricted cash, end of year	$17,944	420,722	7,799
Cash paid during the year for:
Interest	$32,138	27,038	25,254
Income taxes	$16,448	13,750	34,052
Supplemental disclosure of non-cash activities:
(Decrease) increase in accrued payables for construction costs capitalized	$(516)	340	2,700
Utility property installed by developers	$3,077	1,747	3,723

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$12,944	420,722	7,799
Restricted cash	$5,000	—	—
Cash, cash equivalents and restricted cash, end of year	$17,944	420,722	7,799
See Accompanying Notes to Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2019, 2018 and 2017
(Dollars in thousands, except share and per share data)

Note 1.	Summary of Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of SJW Group, its wholly owned subsidiaries, and two variable interest entities in which two SJW Group subsidiaries are the primary beneficiaries. All intercompany transactions and balances have been eliminated in consolidation. The accounting policies of SJW Group’s subsidiaries comply with the applicable uniform system of accounts prescribed by the respective regulators and conform to generally accepted accounting principles for rate-regulated public utilities.
SJW Group’s principal subsidiary, San Jose Water Company (“SJWC”), is a regulated California water utility providing water service to approximately 231,000 connections that serve approximately one million people in the greater metropolitan San Jose area. Approximately 91% of SJWC’s revenues are derived from the sale of water to residential and business customers.
Connecticut Water Service, Inc. (“CTWS”), headquartered in Connecticut, is a holding company for water utilities companies providing water service to approximately 137,000 connections that serve a population of approximately 480,000 people in 80 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. As part of the merger transaction between SJW Group and CTWS on October 9, 2019, CTWS became a wholly-owned subsidiary of SJWNE LLC which is a wholly-owned subsidiary of SJW Group (see, Note 12, “SJW Group and CTWS Merger”). The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”) and The Maine Water Company (“Maine Water”). The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
SJWTX, Inc., a wholly owned subsidiary of SJW Group, is incorporated in the State of Texas and is doing business as Canyon Lake Water Service Company (“CLWSC”). CLWSC is a public utility in the business of providing water service to approximately 54,000 people. CLWSC’s service area comprises more than 246 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation. Acequia has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
SJW Land Company owns a commercial property, an undeveloped real estate property, and a warehouse property in the state of Tennessee. In September 1999, SJW Land Company contributed real property for a 70% limited partnership interest in 444 West Santa Clara Street, L.P. A commercial building was constructed on the partnership property and was leased to an unrelated international real estate firm under a long-term lease. 444 West Santa Clara Street, L.P. was determined to be a variable interest entity within the scope of ASC Topic 810 with SJW Land Company as the primary beneficiary. As a result, 444 West Santa Clara Street L.P. has been consolidated with SJW Land Company. The consolidated financial statements of SJW Group at December 31, 2019 and 2018 include the operating results of 444 West Santa Clara Street, L.P. Intercompany balances and transactions have been eliminated. In 2017, the commercial building owned by the partnership was sold. Results of operations and balances of the non-controlling interest are not material to the consolidated financial statements (see below in Note 1, “Real Estate Investments”).
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
Utility Plant
The cost of additions, replacements and betterments to utility plant is capitalized. The amount of interest capitalized in 2019, 2018 and 2017 was $4,323, $2,856 and $2,807, respectively. Construction in progress was $112,232 and $68,765 at December 31, 2019 and 2018, respectively.
The major components of depreciable plant and equipment as of December 31, 2019 and 2018 are as follows:

	2019	2018
Equipment	$521,183	335,358
Transmission and distribution	2,207,051	1,375,821
Office buildings and other structures	260,220	121,872
Total depreciable plant and equipment	$2,988,454	1,833,051
Depreciation is computed using the straight-line method over the estimated remaining service lives of groups of assets, ranging from 5 to 75 years. The estimated service lives of depreciable plant and equipment are as follows:

Useful Lives
Equipment	5 to 35 years
Transmission and distribution plant	35 to 75 years
Office buildings and other structures	7 to 50 years

For the years 2019, 2018 and 2017, depreciation expense as a percent of the beginning of the year balance of depreciable plant was approximately 3.8%, 3.6% and 3.6%, respectively. A portion of depreciation expense was allocated to administrative and general expense. For the years 2019, 2018 and 2017, the amounts allocated to administrative and general expense were $2,869, $2,306 and $2,209, respectively. Depreciation expense for utility plant for the years ended December 31, 2019, 2018 and 2017 was $63,785, $53,031 and $46,456, respectively. The cost of utility plant retired, including retirement costs (less salvage), is charged to accumulated depreciation and no gain or loss is recognized.
Utility Plant Intangible Assets
All intangible assets are recorded at cost and are amortized using the straight-line method over the estimated useful life of the asset, ranging from 5 to 70 years (see Note 6, “Utility Plant Intangible Assets”).
Real Estate Investments
Real estate investments are recorded at cost and consist primarily of land and buildings. Net gains and losses from the sale of real estate investments are recorded as a component of other (expense) income in the Consolidated Statements of Comprehensive Income. Nonutility property in Water Utility Services is also classified in real estate investments and not separately disclosed on the balance sheet based on the immateriality of the amount. Nonutility property is property that is neither used nor useful in providing water utility services to customers and is excluded from the rate base for rate-setting purposes. SJWC recognizes gain/loss on disposition of nonutility property in accordance with California Public Utilities Commission (“CPUC”) Code Section 790, whereby the net proceeds are reinvested back into property that is useful in providing water utility services to customers. There is no depreciation associated with nonutility property as it is all land.

The major components of real estate investments as of December 31, 2019 and 2018 are as follows:

	2019	2018
Land	$14,168	13,262
Buildings and improvements	43,531	43,074
Total real estate investment	$57,699	56,336

Depreciation on buildings and improvements for real estate investments is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years.
On December 19, 2019, Maine Water completed the second half of a previously announced land sale with the Coastal Mountains Land Trust, Maine nonprofit corporation. The second transaction was structured such that Maine Water sold a conservation easement valued at $1,200 for $600. Accordingly, Maine Water expects to claim a $600 charitable deduction for federal and state income tax purposes on the bargain sale. The MPUC has previously ruled that the net proceeds from the transaction will be shared equally between the customers of the Camden Rockland division and Maine Water. The transaction generated approximately $180 in pre-tax gain on sale of nonutility property at Maine Water. Additionally, Connecticut Water disposed of a small parcel of land generating an additional $4 in pre-tax gain on sale of nonutility property.
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
Real estate investments include $56,839 and $56,090 as of December 31, 2019 and 2018, respectively, of assets that are leased or available for lease. The following schedule shows the future minimum rental payments to be received from third parties under operating leases that have remaining noncancelable lease terms in excess of one year as of December 31, 2019:

Year ending December 31:	Rental Revenue
2020	$4,520
2021	3,208
2022	2,527
2023	2,564
2024	2,645
Thereafter	10,544

Business Combinations
SJW Group applies the provisions of ASC Topic 805—“Business Combinations” for the purchase accounting related to the merger with CTWS on October 9, 2019. Topic 805 requires SJW Group to recognize separately from goodwill the assets acquired and the liabilities assumed at the acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While SJW Group uses our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Comprehensive Income. Accounting for business combinations requires SJW Group to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed and pre-acquisition contingencies. Although SJW Group believes that the assumptions and estimates we make are reasonable and appropriate, they are based in part on historical experience and information obtained from CTWS’s management and are inherently uncertain. Events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although SJW Group believes the assumptions and estimates made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to: future expected cash flows from services; historical and expected customer attrition rates and anticipated growth in revenue from acquired customers; the expected use of the acquired assets; and discount rates. As of December 31, 2019, management estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary value of the acquired deferred tax assets and deferred tax liabilities are based on a preliminary analysis, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). In addition, management is still gathering information necessary to complete the recognition and measurement of the opening balance sheet (see Note 12, “SJW Group and CTWS Merger”).
Impairment of Long-Lived Assets and Goodwill
In accordance with the requirements of FASB ASC Topic 360—“Property, Plant and Equipment,” the long-lived assets of SJW Group are reviewed for impairment when changes in circumstances or events require adjustments to the carrying values of the assets. When such changes in circumstances or events occur, the company assesses recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. To the extent an impairment exists, the asset is written down to its estimated fair value with a corresponding charge to operations in the period in which the impairment is identified. Long-lived assets consist primarily of utility plant in service, real estate investments, intangible assets, and regulatory assets. In addition, the company tests unamortized intangible assets, which primarily relate to water rights, at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed. No impairments occurred during 2019, 2018 or 2017.
Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not amortized and must be allocated at the reporting unit level, which is defined as an operating segment or one level below, and tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying value. SJW Group’s goodwill is primarily associated with the recent merger with CTWS on October 9, 2019. As of December 31, 2019, SJW Group performed a qualitative assessment and found no indicators of impairment and therefore did not perform the quantitative impairment test.
Cash and Cash Equivalents, and Restricted Fund
Cash and cash equivalents primarily consist of cash on deposit with banks with maturities of three months or less from the date of purchase. Restricted funds consist of proceeds from a Maine state revolving fund bond issuance to Maine Water of $5,000 on December 19, 2019 for construction of a new water treatment plant. Proceeds are held by a trustee for the bond and as conditions are met, funds are released. On February 3, 2020, the trustee released proceeds of $4,114 from the bond.
Financial Instruments and Investments
The following instruments are not measured at fair value on the company’s consolidated balance sheets but, require disclosure of fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments approximates their carrying value as reported on the consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of long-term debt is discussed in Note 4, “Long-Term Debt” and pension plan assets in Note 9, “Benefit Plans”.
SJW Group has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. These contracts are based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Other investments” on SJW Group’s consolidated balance sheets. As of December 31, 2019, the value of the company owned life insurance was $7,086 of which $3,829 was related to assets to fund CTWS’ supplemental retirement plan agreements. See discussion on pension plans in Note 9, “Benefit Plans”.
SJW Group’s had an investment in California Water Service Group which was accounted for under FASB ASC Topic 320—“Investment—Debt and Equity Securities,” as an available-for-sale marketable security. The investment was recorded on the Consolidated Balance Sheet at its quoted market price with the change in unrealized gain or loss reported, net of tax, as a component of other expense (income) with the adoption of ASU 2016-01 on January 1, 2018. Prior to adoption, the changes in unrealized gain or loss, net of tax, were reported as a component of other comprehensive income.
During the year ended December 31, 2018, SJW Group sold its remaining 100,000 shares of California Water Service Group for $4,112 before fees of $9. SJW Group recognized a gain on the sale of the stock of approximately $104 and tax expense of approximately $29 for a net gain of $75.
Regulatory Rate Filings
California Regulatory Affairs
SJWC’s rates, service and other matters affecting its business are subject to regulation by the CPUC.
Generally, there are three types of rate adjustments that affect SJWC’s revenue collection: general rate adjustments, cost of capital adjustments, and offset rate adjustments. General rate adjustments are authorized in general rate case decisions, which usually authorize an initial rate adjustment followed by two annual escalation adjustments. General rate applications are normally filed and processed during the last year covered by the most recent general rate case as required by the CPUC in order to avoid any gaps in regulatory decisions on general rate adjustments.
Cost of capital adjustments are rate adjustments resulting from the CPUC’s usual tri-annual establishment of a reasonable rate of return for SJWC’s capital investments.
The purpose of an offset rate adjustment is to compensate utilities for changes in specific pre-authorized offsettable capital investments or expenses, primarily for purchased water, groundwater extraction, purchased power and pensions. Pursuant to Section 792.5 of the California Public Utilities Code, a balancing account must be maintained for each expense item for which such revenue offsets have been authorized. Memorandum accounts track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation during periods of mandated water restrictions, water tariffs and other approved activities or as directed by the CPUC such as the memorandum account for the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). The purpose of a balancing and memorandum account is to track the under-collection or over-collection associated with such expense changes and activities.
On January 4, 2018, SJWC filed General Rate Case Application No. 18-01-004 (“GRC”) with the CPUC requesting authority for an increase of revenue of $34,288, or 9.76%, in 2019, $14,232, or 3.7%, in 2020 and $20,582, or 5.17%, in 2021. Among other things, the application also included requests to recover $20,725 from balancing and memorandum accounts, the establishment of a Water Revenue Adjustment Mechanism and Sales Reconciliation Mechanism (“WRAM/SRM”), and a shift to greater revenue collection in the service charge. On June 28, 2018, the CPUC issued an order in the case identifying the issues to be considered, including whether the proposed merger between SJW Group and CTWS will have any ratemaking impact on the customers of SJWC (see discussion on the merger with CTWS at Note 12). This consideration was subsequently removed from the GRC to be considered in an Order Instituting Investigation (“OII”) on the proposed merger issued on July 20, 2018, see below for further discussion. On August 10, 2018, SJWC and the Office of Ratepayer Advocates filed a joint motion for partial settlement (“Settlement”) of the GRC with the CPUC, resolving all issues in the GRC with the exception of authorization of a WRAM/SRM and the recovery of the balance in the Hydro Generation Research, Development and Demonstration Memorandum Account, such issues being subsequently contested in legal briefs. The Settlement also lowered authorized sales to a level that aligns more closely with current actual consumption.  In addition, it allowed for a shift in cost recovery allowing 40% of total revenue to be collected through the fixed charge. On October 16, 2018, the CPUC issued a Proposed Decision adopting the Settlement in part, without any impact on the proposed revenue requirement outlined in the Settlement, and delaying ruling on the contested issues in order to allow the Settlement rates to become effective January 1, 2019. On December 4, 2018, the CPUC issued Decision 18-11-025 authorizing new rates for 2019. Accordingly, SJWC filed Advice Letter No. 528/528A on December 7, 2018, requesting authorization to increase revenue requirement by $16,378 or 4.55% in 2019 and to implement surcharges to recover $27,045 of under-collections from memorandum and balancing accounts. This was approved on December 28, 2018, and new rates became effective January 1, 2019.
On July 20, 2018, the CPUC issued an Order Instituting Investigation (“OII”) No. 18-07-007 concerning SJW Group’s then proposed merger with CTWS. A Scoping Memorandum was issued on September 7, 2018, which identified the issues to be considered in the proceeding as to whether the proposed merger is subject to CPUC approval and to evaluate the merger’s likely impacts within California. On September 14, 2018, SJW Group and SJWC submitted joint comments in response to the issues identified in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. A Public Participation Hearing was held on January 31, 2019. On March 4, 2019, the CPUC suspended this proceeding due to SJW Group’s announcement of its intention to file a new merger approval application with the Connecticut Public Utilities Regulatory Authority (“PURA”). On April 3, 2019, SJW Group and CTWS jointly filed a new merger application with PURA. After securing the required approvals from both PURA and the MPUC, SJW Group announced the close of the merger on October 9, 2019, and notified the CPUC accordingly.
In January 2017, a SJWC customer inquired about the company’s billing practice as it related to the proration of service charges in billing cycles where a rate change occurred. On June 22, 2017, SJWC was served with Complaint 17-06-009 regarding its billing practice for service charge rate changes. The billing issue was made a part of SJWC’s GRC proceeding and a settlement agreement was reached with the Office of Ratepayer Advocates (now the Public Advocates Office) on May 23, 2018, limiting the duration from which to calculate customer refunds from June 1, 2011, through December 31, 2016. Accordingly, SJWC provided an additional reserve to cover the remaining period covered by the settlement. In accordance with Decision 18-11-025 for the GRC, SJWC filed Advice Letter No. 530 proposing total refunds of $2,020 for the period from June 1, 2011 through December 31, 2016. This advice letter became effective February 8, 2019, and refunds were completed by mid-May 2019. On April 22, 2019, the CPUC dismissed Complaint 17-07-009 citing the relief provided in Advice Letter No. 530 and the current OII on this matter (see below for further discussion). The Complainant filed an appeal with the CPUC to dispute the dismissal. This appeal was rejected and the Complaint was dismissed via CPUC Decision No. 19-09-040 on September 24, 2019.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which SJWC was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into SJWC’s billing practice.  CPED calculated a refund obligation of approximately $2,061 for the years 2014 to 2016 that had been the subject of SJWC’s Advice Letter No. 510.  CPED calculated a further refund obligation of approximately $1,990 for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4,935.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on SJWC in amounts ranging from five hundred dollars to fifty thousand dollars per offense, per day. On July 24, 2019, SJWC and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over SJWC’s past customer billing practices. The Agreement requires the company to pay approximately $2,100 in customer credits, consisting of $1,757 for refunds during the period from 1987 to 2011 and an additional $350 in customer credits to low income water customers, and invest $5,000 in utility plant that is not allowed an investment return or rate recovery. SJWC has recorded the $2,100 customer credit expense as an offset to revenues in the accompanying December 31, 2019, Consolidated Statements of Comprehensive Income. The $5,000 commitment to invest in utility plant will be recognized as plant in service on the company’s financial statements once invested. The Agreement is subject to final approval by the CPUC. A CPUC Presiding Officer’s Decision approved the Agreement in December 2019, but an appeal was filed in January 2020 by a group of SJWC customers. A final CPUC decision approving the Settlement and dismissing the appeal was approved on February 27, 2020.
On February 28, 2019, SJWC filed Advice Letter No. 531 with the CPUC requesting to adjust the Utilities Reimbursement Account User Fees as directed by CPUC Resolution M-4839. The reimbursement fee was reduced from 1.4% to 1.23%. This request was approved and the new fee became effective on April 1, 2019.
On March 29, 2019, SJWC filed Advice Letter No. 532 with the CPUC requesting authorization to recover its 2018 WCMA balance for the period of January 1, 2018, through December 31, 2018. On December 19, 2019, the CPUC denied the recovery via Resolution W-5210 citing the elimination of mandatory conservation requirements. SJWC recorded a reduction of balancing and memorandum accounts of $9,386 with an offset to revenues for the 2018 WCMA and reversed revenues of $639 recorded in the 2019 WCMA during the period ended December 31, 2019.
On June 19, 2019, the CPUC issued its final decision resolving the remaining issues in SJWC’s GRC. Decision 19-06-010 denied the establishment of a WRAM/SRM and authorized the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account balance of $1,243. SJWC filed Advice Letter No. 534 on August 1, 2019, to recover this amount via a surcharge over a three-year period. The CPUC rejected the advice letter on October 10, 2019, citing an error and recommended a correction and a new filing for recovery. SJWC has made a filing to correct the record and is awaiting the CPUC’s decision. A new advice letter for recovery is anticipated to be filed in the first quarter of 2020 pending the decision.
On August 30, 2019, SJWC filed Advice Letter No. 535 with the CPUC requesting authorization to increase the total 2019 authorized revenue requirements by $0.7 million or 0.17% for plant additions related to the Montevina Water Treatment Plant Upgrade Project in 2018. This advice letter became effective on September 29, 2019.
SJWC filed Advice Letter No. 537 with the CPUC requesting authorization to refund the balance in its 2018 Tax Accounting Memorandum Account as required by the GRC decision on October 18, 2019.  On December 3, 2019, Advice Letter 537-A was filed to refund the balance via a one-time surcredit. For a typical residential customer with a 3/4-inch meter, the one-time refund will be $20.84.  This advice letter was approved effective January 1, 2020, and refunds to customers began on January 27, 2020.
SJWC filed Advice Letter No. 541 on November 20, 2019, with the CPUC requesting authorization to increase its revenue requirement by $8,600 or 2.28% in 2020 for the first escalation year authorized in our 2018 General Rate Case Decision 18-011-025 which established rates for 2019, 2020, and 2021. This advice letter was approved on December 26, 2019, and new rates became effective January 1, 2020.
On December 6, 2019, SJWC filed Application No. 19-12-002 with the CPUC requesting approval for cost recovery to deploy Advanced Metering Infrastructure throughout its service area.  The application seeks revenue increases of $2.3 million or 0.61% in 2021, $4.0 million or 1.04% in 2022, and $2.5 million or 0.65% in 2023, and $0.3 million or 0.09% in 2024 based on current rates in effect.  A decision from the CPUC is anticipated in the fourth quarter of 2020.
On January 22, 2020, SJWC, along with California-American Water Company, California Water Service Company, and Golden State Water Company, filed a joint request for a one-year deferment on the Cost of Capital filings which would otherwise be due on May 1, 2020. Postponing the filing one year would alleviate administrative processing costs on the utilities as well as the CPUC staff, and provide relief for both CPUC and utility resources already strained by numerous other proceedings. The request is conditioned on no changes to the current Water Cost of Capital Mechanism in place during the one-year deferment. A CPUC decision is expected in the first quarter of 2020.
Connecticut Regulatory Affairs
Connecticut Water, HVWC and Avon Water’s rates, service and other matters affecting its business are subject to regulation by the Public Utilities Regulatory Authority of Connecticut (“PURA”). The Connecticut regulated operations seek rate relief as necessary to enable it to achieve an authorized rate of return.
PURA generally establishes rates in Connecticut on a company-wide basis and allows the Connecticut regulated operations to add surcharges to customers’ bills in order to recover certain costs associated with approved eligible capital projects through the Water Infrastructure Conservation Adjustment (“WICA”) in between full rate cases, as well as approved surcharges for the Water Revenue Adjustment (“WRA”). Connecticut Water and HVWC mitigate the risk associated with changes in demand through a PURA approved WRA mechanism. The WRA is used to reconcile actual water demands with the demands projected in the most recent general rate case and allows companies to implement a surcharge or surcredit as necessary to recover the revenues approved in the general rate case. The WRA removes the financial disincentive for water utilities to develop and implement effective water conservation programs. The WRA allows water companies to defer on the balance sheet, as a regulatory asset or liability, for later collection from or crediting to customers the amount by which actual revenues deviate from the revenues allowed in the most recent general rate proceedings, including WICA proceedings. Projects eligible for WICA surcharges include certain types of aging utility plant, primarily water mains, meters, and service lines. Additionally, certain energy conservation projects, improvements required to comply with streamflow regulations, and improvements to acquired systems are eligible for WICA surcharges. Avon Water does not currently use the WRA mechanism.
As of December 31, 2019, WICA surcharges for Connecticut Water and Avon Water were 3.24% and 9.31%, respectively. HVWC does not currently have an approved WICA surcharge. On January 28, 2020, Connecticut Water filed a WICA application representing an additional 2.6% surcharge, for a cumulative WICA surcharge of 5.84%. Additionally, on February 7, 2020, Connecticut Water filed its annual WICA reconciliation which called for a 0.09% reduction of the WICA surcharge. If approved as filed, Connecticut Water will begin to charge customers a cumulative WICA surcharge of 5.75% on April 1, 2020.
Connecticut Water and HVWC’s allowed revenues, as approved by PURA during each company’s last general rate case and including subsequently approved WICA surcharges for Connecticut Water, were approximately $18,588 for the period from October 9, 2019, through December 31, 2019. Through the normal billing, for the period from October 9, 2019 through December 31, 2019, revenues received from water and wastewater customers would have been approximately $20,428. As a result of the utilization of the WRA mechanism, Connecticut Water and HVWC recorded an approximate $1,840 reduction in revenues for the period from October 9, 2019 through December 31, 2019.
Texas Regulatory Affairs
CLWSC’s rates are subject to the economic regulation of the Public Utilities Commission of Texas (“PUCT”). The PUCT authorize rate increases after the filing of an Application for a Rate/Tariff Change. Rate cases may be filed as they become necessary, provided there is no current rate case outstanding. Further, rate cases may not be filed more frequently than once every 12 months.
As required, CLWSC submitted on January 28, 2019, its Water Pass-Through Charge (“WPC”) true-up report for the Canyon Lake area systems 2018 purchased water costs to the PUCT reflecting a change from $1.13 to $1.05 per thousand gallons. The WPC is the annual filing to change that component of CLWSC’s water rates for the changes in purchased water costs since the last annual true-up report. This change for 2019 became effective on water bills being prepared as of February 1, 2019. Two WPC true-up reports were filed to report the year 2019 costs. The changes in the purchased water costs for the Deer Creek Ranch water system resulted in a decrease in the usage charge from $2.19 to $2.02 per thousand gallons, and an increase in the monthly base charge of $3.04 per residential account. These Deer Creek Ranch rate changes became effective October 1, 2019. The 2019 WPC true-up report for the water systems located in the Canyon Lake area resulted in a reduction of the WPC usage rate from $1.05 to $0.95 per thousand gallons which became effective on February 1, 2020.
Maine Regulatory Affairs
Maine Water’s rates, service and other matters affecting its business are subject to regulation by the Maine Public Utilities Commission (“MPUC”). As with the Connecticut regulated operations, rate relief is sought as necessary to enable the company to achieve an authorized rate of return. MPUC approves Maine Water’s rates on a division-by-division basis.
In 2015, a WRA mechanism law in Maine became available to regulated water utilities. Maine’s rate-adjustment mechanism could provide revenue stabilization in divisions with declining water consumption and Maine Water expects to request usage of this mechanism in future rate filings when consumption trends support its use.
On December 20, 2019, Maine Water filed a general a rate increase for their Skowhegan Division seeking approximately $221, or 14.7%, in additional revenue with the MPUC. A final decision from the MPUC is expected in the second quarter of 2020. On January 20, 2020, Maine Water filed Water Infrastructure Surcharge (“WISC”) applications with the MPUC in four divisions requesting an increase between 1.76% and 3.00%, representing approximately $371 in additional revenues. The WISC application was approved on February 26, 2020 and the surcharges are effective March 1, 2020.
Balancing and Memorandum Accounts
In California, the CPUC has established a balancing account mechanism for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC.
Balancing and memorandum accounts are recognized by SJWC when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”) and WRA, SJWC and CTWS follow the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, SJWC considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s consolidated financial statements.
On December 19, 2019, the CPUC denied the recovery of the 2018 WCMA in Advice Letter No. 532 and no longer approved the tracking of WCMA balances. Due to the decision, SJWC believes it no longer meets the probability criteria under ASC Topic 980-605-25 for the 2018 WCMA and has recognized a reduction to regulatory assets of $9,386 for the year ended December 31, 2019. SJWC had previously recognized regulatory assets of $9,386 due to lost revenues accumulated in the 2018 WCMA account for the year ended December 31, 2018. As of December 31, 2018, there was no reserve recorded to offset the 2018 WCMA.
As a result of the current status of the CPUC filing for the 2018 WCMA above, SJW Group also eliminated the regulatory asset balance for its 2019 WCMA as of December 31, 2019. As of December 31, 2019, $639 in lost revenues had accumulated in the 2019 WCMA.
SJWC recognized regulatory assets of $1,182 due to lost revenues accumulated in the 2017 WCMA account which represented the relief of the prior year reserve of $1,169 and interest earned on the balance during the year ended December 31, 2018. The prior year reserve represented the estimated amount that may not be collected within the 24-month period defined in the guidance. These amounts have been recorded in the 2017 WCMA balance shown in the table below for the year ended December 31, 2018. As of December 31, 2018, there was no reserve balance netted from the balance below.
A cost of capital memorandum account was approved by the CPUC on March 14, 2018. The account tracks the difference between current water rates and the lower rates adopted in the cost of capital decision issued on March 22, 2018. SJWC recorded a regulatory liability of $1,379 in the cost of capital memorandum account for the year ended December 31, 2018 with a corresponding reduction to revenue. The amount has been reflected in the 2018 cost of capital memorandum account balance shown in the table below.
The CPUC directed SJWC to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The CPUC has indicated that the net benefit from implementing the new law should ultimately be passed on to ratepayers. The benefits associated with regulatory activities is expected to flow back to customers as directed by the CPUC, with no impact to net income.  Per Advice Letter 522A filed with the CPUC, the benefit of the reduction in the federal statutory income tax rate from 35% to 21% were reflected in the customer bills effective July 1, 2018.  As such, the tax memorandum account only includes the benefit of the reduction in the federal statutory income tax rate through June 30, 2018. The other impacts of the Tax Act were recorded in the tax memorandum account for the entire year. Accordingly, SJWC recorded a regulatory liability of $6,504 in the tax memorandum account for the for the year ended December 31, 2018 with a corresponding reduction to revenue. The amount has been reflected in the tax memorandum account balance shown in the table below. Refunds for the tax memorandum account began on January 27, 2020.
In 2018, SJWC re-evaluated the accounting for cost-recovery balancing and memorandum accounts under the new revenue recognition guidance, ASU 2014-09, “Revenue from Contracts with Customers.” Prior to adoption, SJWC recorded cost-recovery accounts as a component of revenue. Upon adoption of ASU 2014-09, SJWC began recording such balances as capitalized costs until recovery is approved by the CPUC. The change is reflected in the cost-recovery balancing and memorandum accounts as shown in the table below.
SJWC met the recognition requirements for certain of its balancing and memorandum accounts and certain amounts subject to balancing and memorandum accounts and recorded revenue and regulatory assets as follows:

	For the year ended December 31, 2019
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset and Other	Ending Balance

Revenue accounts:
2014 - 2017 WCMA	$7,750	—	(7,042)	—	708
2018 WCMA	9,386	(9,386)	—	—	—
2012 General Rate Case true-up	11,328	96	(10,672)	—	752
Cost of capital memorandum accounts	(1,523)	(30)	—	—	(1,553)
Tax memorandum account	(6,504)	(139)	—	—	(6,643)
All others	5,112	4,475	(4,791)	—	4,796
Total revenue accounts	25,549	(4,984)	(22,505)	—	(1,940)

Cost-recovery accounts:
Water supply costs	9,617	207	(5,496)	—	4,328
Pension	(1,843)	745	3,547	—	2,449
All others	1,090	10	(654)	—	446
Total cost-recovery accounts	8,864	962	(2,603)	—	7,223

Total	$34,413	(4,022)	(25,108)	—	5,283

	For the year ended December 31, 2018
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset and Other	Ending Balance

Revenue accounts:
2014 - 2017 WCMA	$6,680	1,066	4	—	7,750
2018 WCMA	—	9,386	—	—	9,386
2012 General Rate Case true-up	11,319	—	9	—	11,328
Cost of capital memorandum accounts	(144)	(1,379)	—	—	(1,523)
Tax memorandum account	—	(6,504)	—	—	(6,504)
All others	3,850	1,258	4	—	5,112
Total revenue accounts	21,705	3,827	17	—	25,549

Cost-recovery accounts:
Water supply costs	8,679	939	(1)	—	9,617
Pension	(2,459)	614	2	—	(1,843)
All others	—	1,090	—	—	1,090
Total cost-recovery accounts	6,220	2,643	1	—	8,864

Total	$27,925	6,470	18	—	34,413

	For the year ended December 31, 2017
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Surcharge Offset and Other	Ending Balance

Revenue accounts:
2014 - 2017 WCMA	$1,589	17,288	(4,704)	(7,493)	6,680
2012 General Rate Case true-up	20,682	—	(9,363)	—	11,319
Cost of capital memorandum accounts	(817)	—	673	—	(144)
Drought surcharges	(7,688)	—	(765)	8,453	—
Cost-recovery accounts	3,181	3,815	(776)	—	6,220
All others	8,962	1,084	(6,271)	75	3,850
Total	$25,909	22,187	(21,206)	1,035	27,925
As of December 31, 2019, the total balance in SJWC’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,428.
On December 28, 2018, SJWC’s GRC with the CPUC was approved with new rates effective on January 1, 2019. As part of the GRC decision, $27,045 of balancing and memorandum accounts were also approved for recovery over a 12-month period at $0.5894 per centum cubic feet surcharge effective on January 1, 2019. For the year ended December 31, 2019, SJWC collected $25,108 in surcharges for the approved recovery.
All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account reaches a threshold of 2% of authorized revenue, whichever occurs first.
Regulatory Assets and Liabilities
Generally accepted accounting principles for water utilities include the recognition of regulatory assets and liabilities as permitted by ASC Topic 980. In accordance with ASC Topic 980, Water Utility Services, to the extent applicable, records deferred costs and credits on the balance sheet as regulatory assets and liabilities when it is probable that these costs and credits will be recognized in the ratemaking process in a period different from when the costs and credits are incurred. Accounting for such costs and credits is based on management’s judgment and prior historical ratemaking practices, and it occurs when management determines that it is probable that these costs and credits will be recognized in the future revenue of Water Utility Services through the ratemaking process. The regulatory assets and liabilities recorded by Water Utility Services primarily relate to the recognition of deferred income taxes for ratemaking versus tax accounting purposes, balancing and memorandum accounts, debt premiums related to business combinations, postretirement pension benefits, medical costs, accrued benefits for vacation and asset retirement obligations that have not yet been passed through in rates. For Connecticut and Maine water utility services, regulatory assets and liabilities also include deferred revenues associated with the WRA regulatory mechanism (see discussion in Regulatory and Rates Regulation section above). The company adjusts the related asset and liabilities for these items through its regulatory asset and liability accounts at year-end, except for certain postretirement benefit costs and balancing and memorandum accounts which are adjusted monthly. The company expects to recover regulatory assets related to plant depreciation income tax temporary differences over the average lives of the plant assets of between 5 to 75 years.
Rate-regulated enterprises are required to charge a regulatory asset to earnings if and when that asset no longer meets the criteria for being recorded as a regulatory asset. SJW Group continually evaluates the recoverability of regulatory assets by assessing whether the amortization of the balance over the remaining life can be recovered through expected and undiscounted future cash flows.
Regulatory assets and liabilities are comprised of the following as of December 31:

	2019	2018
Regulatory assets:
Income tax temporary differences, net	$2,433	—
Postretirement pensions and other medical benefits	73,525	66,233
Business combinations debt premium, net	25,020	—
Balancing and memorandum accounts, net	5,283	34,413
WRA	9,108	—
Other, net	5,048	2,979
Total regulatory assets, net in Consolidated Balance Sheets	120,417	103,625
Less: current regulatory asset, net	6,472	26,910
Total regulatory assets, net, less current portion	$113,945	76,715

Regulatory liability:
Income tax temporary differences, net	$—	59,149
Total regulatory liability in Consolidated Balance Sheets	$—	59,149

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
To the extent permitted by the regulators, investment tax credits resulting from utility plant additions are deferred and amortized over the estimated useful lives of the related property.

Advances for Construction and Contributions in Aid of Construction
In California, advances for construction received after 1981 are primarily refunded ratably over 40 years. In Connecticut and Maine, advances for construction are refunded as services are connected to the main, over periods not exceeding 15 years. Estimated refunds for the next five years and thereafter are shown below:

Estimated Refunds
2020	$2,890
2021	2,890
2022	2,890
2023	2,878
2024	2,799
Thereafter	49,631

As of December 31, 2019, advances for construction was $112,339 of which $21,463 was related to non-refundable advances for construction and $26,898 was related to advances which are refunded based on service connections made.
Contributions in aid of construction represent funds received from developers that are not refundable under applicable regulations. Depreciation applicable to utility plant constructed with these contributions is charged to contributions in aid of construction.
Customer advances and contributions in aid of construction received subsequent to 1986 and prior to June 12, 1996 generally must be included in federal taxable income, except for CTWS. Taxes paid relating to advances and contributions are recorded as deferred tax assets for financial reporting purposes and are amortized over 40 years for advances and over the tax depreciable life of the related asset for contributions. Receipts subsequent to June 12, 1996 are generally exempt from federal taxable income, unless specifically prescribed under treasury regulations, including CTWS.
Advances and contributions received subsequent to 1991 and prior to 1997 are included in state taxable income, except for CTWS.
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
As of December 31, 2019 and 2018, the asset retirement obligation is as follows:

	2019	2018
Retirement obligation	$4,803	4,803
Discount rate	6%	6%
Regulatory asset, present value, recorded as a liability	$942	942

Revenue
SJW Group recognizes revenue in accordance with ASC Topic 606 - “Revenue from Contracts with Customers.” In accordance with Topic 606, management has determined that the company has principally four categories of revenues. The first category, revenue from contracts with customers, represents metered revenue of Water Utility Services which includes billings to customers based on meter readings plus an estimate of water used between the customers’ last meter reading and the end of the accounting period. SJW Group satisfies its performance obligation upon delivery of water to the customer at which time the customer consumes the benefits provided by the company. The customer is typically billed on a quarterly or bi-monthly basis after water delivery has occurred. The customer is charged both a service charge which is based upon meter size and covers a portion of the fixed costs of furnishing water to the customer and a consumption charge based on actual water usage. Unbilled revenue from the last meter reading date to the end of the accounting period is estimated based on the most recent usage patterns, production records and the effective tariff rates. As the company has the right to bill for services that it has provided, SJW Group estimates the dollar value of deliveries during the unbilled period and recognizes the associated revenue. Actual results could differ from those estimates, which may result in an adjustment to revenue when billed in a subsequent period. The second category, rental income, represents lease rental income from SJW Land Company and Chester Realty, Inc. tenants. The tenants pay monthly in accordance with lease agreements and SJW Group recognizes the income ratably over the lease term as this is the most representative of the pattern in which the benefit is expected to be derived from SJW Group’s underlying asset.

The third and fourth revenue categories are other balancing and memorandum accounts and alternative revenue programs. Both are scoped out of Topic 606 and are accounted for under FASB ASC Topic 980 - “Regulated Operations.” Balancing and memorandum accounts are recognized by SJWC when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs, SJWC, Connecticut Water, and HVWC follow the requirements of ASC Topic 980-605-25, “Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges. In assessing the probability criteria for balancing and memorandum accounts between general rate cases, SJWC considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980 subtopic 340-25 recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s financial statements.
To encourage conservation, SJWC received approval from the CPUC to implement a Mandatory Conservation Revenue Adjustment Memorandum Account in 2014. This account was subsequently replaced with a WCMA. The WCMA allowed SJWC to track lost revenue, net of related water costs, associated with reduced sales due to water conservation and associated calls for water use reductions. SJWC recorded the lost revenue captured in the WCMA regulatory accounts once the revenue recognition requirements of FASB ASC Topic 980 - “Regulated Operations,” subtopic 605-25 were met. In December 2019, CPUC denied SJWC’s request in Advice Letter No. 532 to recover the 2018 balances of WCMA and was ordered to remove the WCMA accounts from the preliminary statement book. As a result of the decision, during the year ended December 31, 2019, SJWC wrote off a total balance of $9,386 related to 2018 lost revenue and $639 related to 2019 lost revenue that was recorded in the 2018 and 2019 WCMA accounts, respectively. For further discussion, please see “Balancing and Memorandum Accounts” in Note 1.
The major streams of revenue for SJW Group are as follows:

	2019	2018	2017
Revenue from contracts with customers	$447,720	389,302	381,777
Alternative revenue programs, net	(18,232)	10,456	12,584
Other balancing and memorandum accounts revenue, net (1)	(14,403)	(7,541)	(10,838)
Rental income	5,397	5,482	5,702
	$420,482	397,699	389,225
___________________________________
(1) For year ended December 31, 2019 and 2018, $962 and $2,643, respectively, of amounts related to cost-recovery balancing accounts which upon adoption of Topic 606 are recorded as capitalized costs rather than revenue until recovery is approved by the CPUC. Prior to adoption of Topic 606, these amounts were recorded as revenue. For further discussion, please see “Balancing and Memorandum Accounts” above.
Revenue also includes a surcharge collected from regulated customers that is paid to the CPUC. This surcharge is recorded both in operating revenues and administrative and general expenses. For the years ended December 31, 2019, 2018 and 2017, the surcharge was $4,955, $5,013 and $5,017, respectively.
Share-Based Compensation
SJW Group calculates the fair value of service-based and performance-based restricted stock awards based on the grant date fair market value of the company’s stock price reduced by the present value of the dividends expected to be declared on outstanding shares.
SJW Group utilizes the Monte Carlo valuation model, which requires the use of subjective assumptions, to compute the fair value of market-vesting restricted stock units.
The compensation cost for service-based restricted stock awards are charged to income on a straight-line basis over the requisite service period, which is the vesting period. For performance-based stock awards, compensation expense is charged to income on a straight-line basis over the requisite service period based on expected attainment of performance targets. Changes in the estimates of the expected attainment of performance targets will result in a change in the number of shares that are expected to vest which may cause a cumulative catch up for the amount of share-based compensation expense during each reporting period in which such estimates are altered. Forfeitures are accounted for as they occur.
Maintenance Expense
Planned major maintenance projects are charged to expense as incurred.

Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the year. The two-class method in computing basic earnings per share is not used because the number of participating securities as defined in FASB ASC Topic 260—“Earnings Per Share” is not significant. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with deferred restricted common stock awards under SJW Group’s Long-Term Incentive Plan and shares potentially issuable under the Employee Stock Purchase Plans. Restricted common stock units of 27,082, 5,551 and 4,474 as of December 31, 2019, 2018 and 2017, respectively, were excluded from the dilutive earnings per share calculation as their effect would have been anti-dilutive.

Note 2.	Capitalization
SJW Group was authorized to issue 36,000,000 shares of common stock of $0.001 par value per share. On April 24, 2019, SJW Group amended its certificate of incorporation to increase the authorized number of shares of common stock to 70,000,000 shares. At December 31, 2019 and 2018, 28,456,508 and 28,404,316, respectively, shares of common stock were issued and outstanding.
At December 31, 2019 and 2018, 1,000,000 shares of preferred stock of $0.001 par value per share were authorized for SJW Group. At December 31, 2019 and 2018, no shares of preferred stock were issued or outstanding.
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
SJW Group received net proceeds of approximately $358,256 from the sale of the Firm Shares and received additional net proceeds of approximately $53,738 from the sale of the Option Shares, in each case after deducting the underwriting discounts and commissions and estimated offering expenses payable by SJW Group. SJW Group used the net proceeds from the offering, together with the net offering proceeds from the new debt financing in 2019, to finance the merger of CTWS on October 9, 2019 and to pay related fees and expenses. See Note 12 for a discussion on the CTWS merger. Pending such use, the company had invested the net proceeds temporarily in a short-term money market fund.

Note 3.	Lines of Credit
SJWC entered into a $125,000 credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as the lender (the “Lender”) on June 1, 2016. The Credit Agreement provides an unsecured credit facility with a letter of credit sublimit of $10,000. Proceeds of borrowings under the Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The Credit Agreement has a maturity date of June 1, 2021.
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
CTWS maintains a $15,000 line of credit agreement with CoBank, ACB, which is currently scheduled to expire on July 1, 2020.  CTWS maintains an additional credit agreement of $95,000 with RBS Citizens, N.A., which will be reduced to $75,000 on March 1, 2020, with a final maturity on December 14, 2023.

As of December 31, 2019 and 2018, SJW Group had outstanding balances on the lines of credit of $117,209 and $100,000, respectively.
Cost of borrowing on the lines of credit averaged 3.73% and 2.94% as of December 31, 2019 and 2018, respectively.
The SJW Group and SJWTX, Inc. unsecured bank lines of credit have the following affirmative covenants calculated with the financial statements of SJW Group, on a consolidated basis: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2019, SJW Group and SJWTX, Inc. were in compliance with all covenants.
SJWC’s unsecured bank lines of credit have the following affirmative covenants: (1) the funded debt cannot exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period cannot be less than 175% of interest charges. As of December 31, 2019, SJWC was in compliance with all covenants.
The CTWS unsecured bank lines of credit have the following affirmative covenants: (1) Connecticut Water’s earnings before interest and taxes to its interest expense shall be equal or greater to 3 to 1, (2) Maine Water’s debt to capitalization ratio shall not exceed 60%, (3) Connecticut Water’s debt to capitalization ratio shall not exceed 60%, and (4) CTWS’s debt to capitalization ratio shall not exceed 65%. As of December 31, 2019, CTWS was in compliance with all covenants.

Note 4.	Long-Term Debt
Long-term debt as of December 31 was as follows:

Description	Rate	Maturity	2019	2018
SJW Group:
Senior notes	3.05% - 4.35%	2021 - 2039	$560,000	50,000
SJWC:
Senior notes	4.29% - 9.45%	2020 - 2049	330,000	250,000
California Pollution Control Financing Authority Revenue Bonds	4.75%, 5.10%	2040, 2046	120,000	120,000
Total SJWC			450,000	370,000
CTWS bank term loans	4.09%, 4.15%	2027, 2037	23,935	—
Connecticut Water:
Connecticut Innovations Revenue Bonds, variable rate		2028 - 2029	22,050	—
Connecticut Innovations Revenue Bonds, fixed rate	5.00%	2021	22,506	—
Senior note	3.53%	2037	35,000	—
Bank term loans	3.16% - 4.75%	2020 - 2036	119,090	—
Total Connecticut Water			198,646	—
SJWTX, Inc. senior note	6.27%	2036	15,000	15,000
Maine Water:
State revolving fund loans	0.00% - 2.58%	2022 - 2048	16,032	—
Other First Mortgage Bonds	8.95%	2024	4,500	—
Bank term loans	4.18% - 5.51%	2024 - 2043	17,500	—
Total Maine Water			38,032	—
HVWC bank term loan	4.75%	2034	4,164	—
Avon Water mortgage loan	3.05%	2033	2,809	—
Total debt			1,292,586	435,000
Unamortized debt premium, net (a)			25,020	—
Less:
Unamortized debt issuance costs			11,737	3,576
Current portion			22,272	—
Total long-term debt, less current portion			$1,283,597	431,424
___________________________________

(a)	Consists of fair value adjustments recognized through purchase accounting for the completed merger with CTWS on October 9, 2019.
Senior notes held by institutional investors are unsecured obligations of SJW Group, SJWC, Connecticut Water, SJWTX, Inc. and Maine Water and require interest-only payments until maturity. To minimize issuance costs, the companies’ debt has primarily been placed privately.
The senior note agreements of SJW Group have terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011, and (3) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2019, SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions.
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
The senior note agreements of SJWC generally have terms and conditions that restrict the company from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. As of December 31, 2019, SJWC was not restricted from issuing future indebtedness as a result of these terms and conditions.
On March 28, 2019, SJWC entered into a note purchase agreement with certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance (collectively the “Purchasers”), pursuant to which the company sold an aggregate principal amount of $80,000 of its 4.29% Senior Notes, Series M (“Series M Notes”) to the Purchasers. The Series M Notes are unsecured obligations of SJWC and are due on April 1, 2049. Interest is payable semi-annually in arrears on April 1st and October 1st of each year. The note purchase agreement contains customary affirmative and negative covenants for as long as the Series M Notes are outstanding. The Series M Notes are also subject to customary events of default, the occurrence of which may result in all of the Series M Notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the note purchase agreement.
SJWC has obligations pursuant to loan agreements with the California Pollution Control Financing Activity (“CPCFA”) totaling $120,000 in aggregate principal amounts of CPCFA revenue bonds outstanding as of December 31, 2019. The loan agreements contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, containing, among other things, certain disclosure obligations, the tax exempt status of the interest on the bonds and limitations, and prohibitions on the transfer of projects funded by the loan proceeds and assignment of the loan agreements. As of December 31, 2019, SJWC was in compliance with all such covenants.
CTWS has outstanding term loans with a commercial bank in an aggregate amount of $23,935 as of December 31, 2019. Under the master loan agreement, CTWS is required to comply with certain financial ratio and operational covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of December 31, 2019, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water has outstanding term loans with a commercial bank in an aggregate amount of $119,090 as of December 31, 2019. Under its master loan agreement, Connecticut Water is required to comply with financial and operational covenants substantially identical to those found in CTWS’ master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60%. As of December 31, 2019, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has outstanding $44,556 of tax exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and require compliance with financial and operational covenants, and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of December 31, 2019, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.
Connecticut Water has a $35,000 unsecured senior note that has terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreement also requires Connecticut Water to maintain a debt to capitalization ratio of not more than 60%. As of December 31, 2019, Connecticut Water was in compliance with all financial ratio and operational covenants under this agreement.
The senior note agreement of SJWTX, Inc. has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-calendar-month period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of December 31, 2019, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
Maine Water has $16,032 of First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and $4,500 of First Mortgage Bonds issued to One America. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65%, required compliance with various financial and operational covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of December 31, 2019, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
On December 19, 2019, Maine Water issued $5,000 of Series S First Mortgage Bonds to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund. The Series S bonds mature on October 1, 2039 and carry 1% interest. The Series S First Mortgage Bond covenants are the same as all other First Mortgage Bonds. The proceeds of the Series S bond issuance are represented as restricted cash on the Consolidated Balance Sheets at December 31, 2019. The restricted cash will be used for pre-approved projects primarily related to preliminary engineering and design work of a water treatment plant in Maine’s Biddeford and Saco division.
Maine Water has outstanding term loans with a commercial bank in an aggregate amount of $17,500 as of December 31, 2019. Under its master loan agreement, Maine Water is required to comply with financial and operational covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine is required to maintain a debt to capitalization ratio of not more than 60%. As of December 31, 2019, Maine Water was in compliance with all covenant under its master loan agreement. On February 3, 2020, the trustee released proceeds of $4,114 from the bond.
HVWC has a term loan with a commercial bank due in 2034. The loan bears interest at a rate of 4.75% with monthly payments of principal and interest of $31. The loan is secured by real property owned by HVWC. The loan agreement restricts HVWC’s ability to incur additional debt and requires compliance with a funded debt to capitalization covenant and other operational covenants. As of December 31, 2019, HVWC was in compliance with all covenants of the loan and $4,164 was outstanding.
Avon Water has a mortgage loan that is due in 2033. This loan amortizes over 20 years and carries a fixed interest rate of 3.05% with monthly principal and interest payments of $22. The loan agreement (1) generally restricts the ability of Avon Water to incur additional debt or make dividend payments other than in the ordinary course of business, and (2) requires submission of periodic financial reports as part of loan covenants. As of December 31, 2019, Avon Water was in compliance with all covenants of the loan and $2,809 was outstanding.
The following is a table of the consolidated company’s schedule of principal payments:

Year
2020	$22,343
2021	76,943
2022	39,388
2023	4,583
2024	49,256
Thereafter	1,100,073

The estimated fair value of long-term debt as of December 31, 2019 and 2018 was approximately $1,396,205 and $490,148, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the Company. The fair value of long-term debt would be categorized as Level 2 of the fair value hierarchy.

Note 5.	Income Taxes
The components of income tax expense were:

	2019	2018	2017
Current:
Federal	$7,577	14,485	29,377
State	2,126	5,066	6,452
Deferred:
Federal	(1,929)	(7,702)	(1,174)
State	680	(1,784)	738
	$8,454	10,065	35,393

The following table reconciles income tax expense to the amount computed by applying the federal statutory rate to income before income taxes of $32,081, $48,832 and $96,493 in 2019, 2018 and 2017:

	2019	2018	2017
“Expected” federal income tax	$6,737	10,255	33,773
Increase (decrease) in taxes attributable to:
State taxes, net of federal income tax benefit	2,251	3,420	4,986
Uncertain tax positions	323	24	12
Property flow-through	(2,054)	(839)	(1,027)
Capitalized merger costs	5,350	—	—
Tax reform - rate change impact on deferred taxes	77	—	(2,357)
Reversal of excess deferred taxes recognized in regulatory liability	(2,355)	(1,383)	—
Pension flow-through	(1,244)	—	—
Stock-based compensation	(223)	(1,602)	(552)
Other items, net	(408)	190	558
	$8,454	10,065	35,393

The components of the net deferred tax liability as of December 31 was as follows:

	2019	2018
Deferred tax assets:
Advances and contributions	$19,547	14,592
Unamortized investment tax credit	649	418
Pensions and postretirement benefits	32,450	20,439
Debt premium, net	7,002	—
California franchise tax	456	981
Net operating loss	1,046	—
Merger related expenses	—	4,527
Tax related net regulatory liability	—	16,212
Other	7,211	3,336
Gross deferred tax assets	68,361	60,505
Valuation allowance	(1,924)	—
Total deferred tax assets	66,437	60,505
Deferred tax liabilities:
Utility plant	211,079	114,731
Pension and postretirement benefits	22,263	18,534
Deferred gain and other-property related	5,872	5,753
Regulatory asset - business combinations debt premium, net	7,002	—
Intangibles	3,693	—
Deferred revenue	1,962	—
Regulatory asset - income tax temporary differences, net	295	—
Section 481(a) adjustments	5,721	—
Other	4,148	1,138
Total deferred tax liabilities	262,035	140,156
Net deferred tax liabilities	$195,598	79,651

Management evaluates the realizability of deferred tax assets based on all available evidence, both positive and negative. The realization of deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods in which the deferred tax assets are expected to reverse. Based on all available evidence, management believes it is more likely than not that SJW Group will realize the benefits of these deferred tax assets. The valuation allowance as of December 31, 2019 relates to state net operating losses assumed from CTWS. Net operating loss carryforwards assumed from the CTWS merger expire beginning in 2029 and ending in 2038. Federal net operating loss carryforward generated after December 31, 2017 have no expiration. As of December 31, 2019, the estimated amount of CTWS net operating loss carryforwards available to offset future taxable income for Federal, Connecticut and Maine purposes are $9,213, $32,604 and $9,506, respectively. SJW Group also assumed from the CTWS merger estimated state tax credit carryforwards of $1,000 which will expire beginning in 2020 and ending in 2040. The valuation allowance, the net operating losses, and the state tax credit carryforwards are expected to be adjusted during the acquisition measurement period.
The change in the net deferred tax liabilities of $115,947 in 2019 included $109,435 from recording the acquisition of CTWS and other non-cash items primarily consisting of regulatory assets and liabilities relating to income tax temporary differences.
The total amount of unrecognized tax benefits, before the impact of deductions for state taxes, excluding interest and penalties was $4,037 and $1,411 as of December 31, 2019 and 2018, respectively. The amount of tax benefits, net of any federal benefits for state taxes and inclusive of interest that would impact the effective rate, if recognized, is approximately $27 and $70 as of December 31, 2019 and 2018, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2019	2018	2017
Balance at beginning of year	$1,382	1,307	1,132
Increase related to tax positions taken during the current year, including interest	351	—	—
Increase related to tax positions taken during a prior year, including interest	3,483	75	185
Reductions related to tax positions taken in a prior year, including interest	(1,382)	—	(10)
Balance at end of year	$3,834	1,382	1,307

The increase in gross unrecognized tax benefits in 2019 was primarily a result of the acquisition of CTWS.
SJW Group’s policy is to classify interest and penalties associated with unrecognized tax benefits, if any, in tax expense. Accrued interest expense, net of the benefit of tax deductions which would be available on the payment of such interest, is approximately $27 as of December 31, 2019. SJW Group has not accrued any penalties for unrecognized tax benefits. The amount of interest recognized in 2019 was a decrease to expense of $43.
SJW Group does not foresee material changes to its gross uncertain tax liability within the next 12 months following December 31, 2019.
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
SJW Group completed its accounting for the tax effects of tax reform in the fourth quarter of 2018. An additional tax expense of $67 and a reduction of $455 in regulatory liability was recorded.
The CPUC has directed SJWC to establish a memorandum account to capture all of the impacts of the Tax Act including the benefit of the reduction in the federal statutory income tax rate from 35% to 21% on its regulated revenue requirement. The PUCT has directed water utilities to record as a regulatory liability the difference between the revenues collected under existing rates and the revenue that would have been collected had the existing rates been set using the new federal statutory income tax rate. The benefits associated with regulatory activities is expected to flow back to customers as directed by the CPUC and PUCT, with no impact to net income. As per Advice Letter No. 522A filed with CPUC, the benefit of the reduction in the federal statutory income tax rate from 35% to 21% were reflected in the customer bills effective July 1, 2018. The tax memorandum account only includes the benefit of the reduction in the federal statutory income tax rate through June 30, 2018.  The other impacts of the Tax Act were recorded in the tax memorandum account for the entire year.  Accordingly, SJWC recorded $6,504 liability in the tax memorandum account for the year ended December 31, 2018. For discussion on approved refunds, please see “Regulatory Rate Filings” in Note 1. CLWSC refunded the accrued amounts for the period January 25, 2018, through April 30, 2018, in the second quarter of 2018. The FTCC will continue to be reflected on customer bills every month starting from May 1, 2018 until the implementation of new rates resulting from the next rate case.
SJW Group expects the Internal Revenue Service to issue guidance in future periods that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Act. At this time, the Company has applied a reasonable interpretation of the Tax Act. Future clarification of the Tax Act may change the amounts estimated.
SJW Group files U.S. federal income tax returns and income tax returns in various states. SJW Group is no longer subject to tax examination for fiscal years prior to 2016 for federal purposes and 2015 for state purposes. The open tax years for the jurisdictions in which SJW Group files are as follows:

Jurisdiction	Years Open
Federal	2016 - 2018
California	2015 - 2018
Arizona	2015 - 2016
Tennessee	2016 - 2018
Texas	2015 - 2018
Connecticut	2016 - 2018
Maine	2016 - 2018

Note 6.	Utility Plant Intangible Assets
Intangible assets consist of a concession fee paid to the City of Cupertino of $6,800 for operating the City of Cupertino municipal water system, $13,400 related to the purchase premium for customer relationships and other intangibles of $13,224 as of December 31, 2019. Other intangibles primarily consist of $4,128 which was paid for service area and water rights related to CLWSC, $3,831 for infrastructure related to the Cupertino service concession arrangement, $1,400 for customer relationships and $1,040 incurred in conjunction with Valley Water water contracts related to the operation of SJWC. All intangible assets are recorded at cost and all are being amortized using the straight-line method over the legal or estimated economic life of the asset ranging from 5 to 70 years.
Amortization expense for the intangible assets was $745, $647 and $616 for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense for 2020 through 2024 is anticipated to be $745 per year.
The costs of intangible assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Concession fees	$6,800	6,800
Purchase premium customer relationships	13,400	—
Other intangibles	13,224	8,999
Intangible assets	33,424	15,799
Less: Accumulated amortization
Concession fees	6,052	5,780
Other intangibles	7,127	2,960
Net intangible assets	$20,245	7,059

Note 7.	Commitments
SJWC purchases water from Valley Water under terms of a master contract expiring in 2051. Delivery schedules for purchased water are based on a contract year beginning July 1, and are negotiated every three years under terms of the master contract with Valley Water. For the years ended December 31, 2019, 2018 and 2017, SJWC purchased from Valley Water 21,862 million gallons ($96,285), 21,345 million gallons ($87,702) and 20,857 million gallons ($78,703), respectively, of contract water. On June 13, 2017, the Valley Water Board of Directors approved treated water deliveries reflecting the contractual delivery schedule reduced by 10% through June 30, 2020. Based on current prices and estimated deliveries, SJWC is committed to purchase from Valley Water a minimum of 90% of the reduced delivery schedule, or 19,794 million gallons ($89,539) of water at the current contract water rate of $4.5 per million gallons for the year ending December 31, 2020. Additionally, SJWC purchases non-contract water from Valley Water on an “as needed” basis if the water supply is available.
In 1997, SJWC entered into a 25-year contract agreement with the City of Cupertino to operate the City’s municipal water system. SJWC paid a one-time, upfront concession fee of $6,800 to the City of Cupertino which is amortized over the contract term. Under the terms of the contract agreement, SJWC assumed responsibility for maintenance and operating costs, while receiving all payments for water service. SJWC and the City of Cupertino signed an amendment to the lease agreement dated January 8, 2020. Under the terms of the amended lease agreement, SJWC agreed to an incremental up-front payment of $5,000 to be used by the City of Cupertino for capital improvements to the City’s municipal water system prior to the expiration of the lease in September 2022. Any unspent funds at lease termination remain the property of the City.
Connecticut Water has an agreement with the South Central Connecticut Regional Water Authority (“RWA”) to purchase water from RWA. The agreement was signed in April 2006 and became effective upon the receipt of all regulatory approvals in 2008 and will remain in effect for a minimum of fifty years upon becoming effective. Connecticut Water will pay RWA $75 per year as part of a capacity agreement, for a total of 14 years, starting on the effective date of the agreement. In addition, Connecticut Water is able, but under no obligation, to purchase up to one million gallons of water per day at the then current wholesale rates per the agreement, $2.621 per million gallons as of December 31, 2019. Connecticut Water has an agreement with The Metropolitan District (“MDC”) to purchase water from MDC to serve the Unionville system. The agreement became effective on October 6, 2000 and has a term of fifty years beginning May 19, 2003, the date the water supply facilities related to the agreement were placed in service. Connecticut Water agrees to purchase 283 million gallons of water annually from MDC. Rate charged by the MDC at December 31, 2019 were three dollars and fifty cents per hundred cubic feet.
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
Maine Water has an agreement with the Kennebec Water District for potable water service. The agreement was extended and became effective on November 7, 2015 for a new term of 5 years. Maine Water guarantees a minimum consumption of 60 million gallons of water annually. Water sales to Maine Water are billed at a flat rate of $5 per year plus the monthly minimum tariff rate of $1.51 per hundred cubic feet for a 4-inch metered service as of December 31, 2019.
As of December 31, 2019, SJWC had 361 employees, of whom 136 were executive, administrative or supervisory personnel, and of whom 225 were members of unions. On November 12, 2019 and February 20, 2020, SJWC reached three-year bargaining agreements with the International Union of Operating Engineers, representing certain employees in the engineering department, and the Utility Workers of America, representing the majority of all nonadministrative employees at SJWC, respectively, covering January 1, 2020 through December 31, 2022. The agreements include a 3% wage increase in 2020, 3% in 2021 and 4% in 2022 for members of both unions.

Note 8.	Contingencies
Class Action Suits Related to the merger with CTWS
On June 14, 2018, certain shareholders of CTWS (the “Plaintiffs”) filed two nearly identical class-action complaints in Connecticut state court against the CTWS board of directors, SJW Group, Eric W. Thornburg, Chairman, President and Chief Executive Officer of SJW Group, and CTWS (the “Defendants”). The complaints, as amended on September 18, 2018 and September 20, 2018, allege that the CTWS board breached its fiduciary duties in connection with the Merger, that CTWS’s preliminary proxy statement, filed with the SEC on August 20, 2018, omitted certain material information and that SJW Group and Mr. Thornburg aided and abetted the alleged breaches by the CTWS board of directors. Among other remedies, the actions sought to recover rescissory and other damages and attorney’s fees and costs. SJW Group believed the claims in these complaints were without merit and vigorously defended against such complaints. The parties to the lawsuits agreed in principle to settle the lawsuits in exchange for the issuance of additional disclosures by CTWS. Pursuant to the agreements to settle the lawsuits, the Plaintiffs reserved the right to seek a mootness fee from CTWS. The parties moved to stay proceedings, other than fee-related proceedings, until the closing of the merger with CTWS, and the court initially granted the parties’ motion to stay on November 14, 2018. The initial stay of proceedings had expired on February 28, 2019 and after multiple motions by the parties and granting of extensions, the stay of the proceedings continued until November 11, 2019. On November 20, 2018, the Plaintiffs filed an opening brief in support of their mootness fee demand of $1,500. The merger with CTWS closed on October

9, 2019, and pursuant to the agreement in principle to settle the litigation, the complaints would be dismissed after the closing. On November 12, 2019, the Defendants filed an opposition to the Plaintiffs’ fee demand.  On November 27, 2019, the Plaintiffs filed a reply brief in further support of their mootness fee demand. On January 8, 2020, the court entered an order dismissing Plaintiffs’ complaints. On January 10, 2020, the parties entered into an agreement pursuant to which the Defendants would pay a mootness fee amount of $325 in exchange for the release of all of the Plaintiffs’ claims.
Billing Practice OII with CPUC
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which SJWC was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears. By a decision adopted November 29, 2018, in SJWC’s then-pending GRC, the CPUC approved a settlement to resolve the alleged overcharging issue for the period since June 2011 by requiring customer credits to customers totaling $2,020. That amount was refunded to customers pursuant to SJWC’s Advice Letter No. 530, effective February 8, 2019. See discussion on the matter in Note 1, “Regulatory Rate Filings.” On July 24, 2019, SJWC and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over SJWC’s past customer billing practices. The Agreement requires the company to pay approximately $2,100 in additional customer refunds, consisting of $1,757 for refunds during the period from 1987 to 2011 and $350 in customer credits to low income water customers, and invest $5,000 in utility plant that is not allowed an investment return or rate recovery. SJWC recorded the $2,100 customer credit expense as an offset to revenues during the second quarter of 2019. The $5,000 commitment to invest in utility plant will be recognized as plant in service on the company’s financial statements once invested. A CPUC Presiding Officer’s Decision approved the Agreement in December 2019, but an appeal was filed in January 2020 by a group of SJWC customers. On February 27, 2020, the CPUC adopted a modified version of the Agreement, which found the appeal to be without merit and approved the Agreement. The CPUC’s adopted decision is scheduled to become final on March 28, 2020.
SJW Group is subject to ordinary routine litigation incidental to its business. There are no pending legal proceedings to which SJW Group or any of its subsidiaries is a party, or to which any of its properties is the subject, that are expected to have a material effect on SJW Group’s business, financial position, results of operations or cash flows.

Note 9.	Benefit Plans
Pension Plans
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC and CTWS employees hired before March 31, 2008 and January 1, 2009, respectively, are entitled to benefits under the pension plans based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. CTWS employees hired on or after January 1, 2009 are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
The pension plans are administered by their respective committees where the investment strategy of the investments of the various pension and post-retirement benefit plans are reviewed and approved to achieve the goals of income generation and long-term capital preservation. SJW Group engages third-party investment managers to assist with, among other things, asset allocation strategy, investment policy advice, performance monitoring, and investment manager due diligence. Individual investment decisions have been delegated by the pension plan committees to the investment managers who are also monitored by an investment consultant. Investment managers are not permitted to invest outside of the asset class or strategy under the pension plans’ investment guidelines. The committees ensure that the plans establish a target mix that is expected to achieve its investment objectives, by assuring a broad diversification of investment assets among investment types, while minimizing volatility of the target asset mix, unless market conditions make such a change appropriate to reduce risk. The pension plans require a minimum portion of plan assets to be allocated to fixed income securities and guidelines and restrictions on equity investments for the assets.
Plan assets are marked to market at each measurement date, resulting in unrealized actuarial gains or losses. Unrealized actuarial gains and losses on pension assets are amortized over the expected future working lifetime of participants for actuarial expense calculation purposes. For the SJWC retirement plans, market gains in 2018 decreased pension expense by approximately $2,520 in 2019 and market losses in 2017 increased pension expense by approximately $1,388 in 2018.
Generally, it is expected of the investment managers that the performance of the assets held in the pension plans, computed on a total annual rate of return basis, should meet or exceed specific performance standards over a three-to-five-year period and/or full market cycle. These standards include specific absolute and risk-adjusted performance standards over a three-to-five-year period and/or full market cycle. The expected long-term rate of return on the pension plan assets is between 7.00% and 7.25%.

SJW Group calculates the market-related value of defined benefit pension plan assets, which is defined under FASB ASC Topic 715—“Compensation—Retirement Benefits” as a balance used to calculate the expected return on plan assets, using fair value. The fair value is based on quoted prices in active markets for identical assets and significant observable inputs.
Senior management hired before March 31, 2008 for SJWC and January 1, 2009 for CTWS are eligible to receive additional retirement benefits under the supplemental executive retirement plans and retirement contracts (“SERP”). SJWC’s senior management hired on or after March 31, 2008 are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plans. Both of the plans are non-qualified plans in which only senior management and other designated members of management may participate. The annual cost of the plans has been included in the determination of the net periodic benefit cost shown below. The SERP and Cash Balance Executive Supplemental Retirement Plan had a projected benefit obligation of $41,768 and $25,380 as of December 31, 2019 and 2018, respectively, and net periodic pension cost of $3,219, $2,905 and $2,186 for 2019, 2018 and 2017, respectively. SJWC’s plans are unfunded while CTWS’s SERP is funded through investments consisting primarily of life insurance contracts and assets in a Rabbi Trust. As of December 31, 2019, total investments made to fund CTWS’s SERP was $7,070 which is included in investments in SJW Group’s consolidated balance sheets. The life insurance contracts are valued at cash surrender value of the policies as reported by the insurer. As of December 31, 2019, the value of the life insurance contracts was $3,829.
The following tables summarize the fair values of the Rabbi Trust investment assets to fund CTWS’s SERP by major categories as of December 31, 2019:

		Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20	20	—	—
Mutual funds	834	834	—	—
Fixed income	2,329	2,329	—	—
Total	$3,183	3,183	—	—
Other Postretirement Benefits
In addition to providing pension and savings benefits, the company also provides health care and life insurance benefits for eligible retired employees under the respective employer-sponsored post-retirement benefits other than pension plans. The benefits are paid by the company and not from plan assets due to limitations imposed by Internal Revenue Service.
Flexible Spending Plan
SJW Group sponsors flexible spending account plans for its employees for the purpose of providing eligible employees with the opportunity to choose from among the fringe benefits available under the plans. The flexible spending plan is intended to qualify as a cafeteria plan under the provisions of the Internal Revenue Code Section 125. The flexible spending plan allows employees to save pre-tax income in a Health Care Spending Account (“HCSA”) and/or a Dependent Care Spending Account (“DCSA”) to help defray the cost of out-of-pocket medical and dependent care expenses. The annual maximum limit under the HCSA and DCSA plans is $2.5 and $5, respectively.
Savings Plans for Employees
SJW Group also sponsors salary deferral plans which are defined contribution plans that allow employees to defer and contribute a portion of their earnings to the plan. Contributions, not to exceed set limits, are matched by the company. For CTWS’s employees hired on or after January 1, 2009 and ineligible to participate in the defined benefit pension plan, CTWS contributes an additional 1.5% of eligible contributions. SJW Group contributions were $2,046, $1,569 and $1,683 in 2019, 2018 and 2017, respectively. All of the company’s contributions are invested at the direction of the employees in funds offered under the plans.
Special Deferral Election Plans and Deferral Election Program
SJW Group maintains a special deferral election plan and a deferred compensation plan and agreements for senior management and a deferral election program for non-employee directors allowing for the deferral of a portion of their earnings each year and to realize an investment return on those funds during the deferral period. Senior management and non-employee directors have to make an election on the deferral and distribution method of the deferrals before services are rendered. CTWS’s deferred compensation plan allows the company to make discretionary contributions. Senior management and non-employee directors had deferred $7,834, $4,244 and $4,528 under the plans as of December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, $3,801 of the total amount deferred is related to CTWS agreements that were assumed as part of the merger transaction on October 9, 2019.
Assumptions Utilized on Actuarial Calculations
Net periodic cost for the defined benefit plans and other postretirement benefits was calculated using the following weighted-average assumptions:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
	%	%	%	%	%	%
Discount rate	3.04% - 4.16%	3.52	4.04	2.52% - 4.09%	3.45	3.93
Expected return on plan assets	7.00%, 7.25%	7.00	7.00	4.00%, 7.00%	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00	N/A	N/A	N/A

The expected rate of return on plan assets was determined based on a review of historical returns, for the pension plans and for medium- to large-sized defined benefit pension funds with similar asset allocations. This review generated separate expected returns for each asset class. These expected future returns were then blended based on the pension plans’ target asset allocations.
Benefit obligations for the defined benefit plans and other postretirement benefits were calculated using the following weighted-average assumptions as of December 31:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	%	%	%	%
Discount rate	3.05% - 3.23%	4.16	2.59% - 3.18%	4.09
Rate of compensation increase	4.00	4.00	N/A	N/A

SJW Group utilized each plan’s projected benefit stream in conjunction with the FTSE Pension Discount Curve (formerly the Citigroup Pension Discount Curve) and the FTSE Above Median Double-A Curve for SJWC and CTWS, respectively, in determining the discount rate used in calculating the pension and other postretirement benefits liabilities at the measurement date.

In 2019 and 2018, SJW Group adopted the newly then issued MP-2019 and MP-2018, respectively, Mortality Improvement Scales to determine mortality assumptions. The tables and scales reflect increasing life expectancies of participants in the United States. See also “Reconciliation of Funded Status” below.

Net Periodic Pension Costs
Net periodic costs for the defined benefit plans and other postretirement benefits for the years ended December 31 was as follows:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost
Service cost	$5,947	5,790	4,699	$581	616	529
Interest cost	8,506	6,879	6,993	775	627	634
Expected return on assets	(10,118)	(9,255)	(7,888)	(475)	(450)	(376)
Amortization of prior service cost	48	51	94	197	197	198
Recognized actuarial loss	3,984	3,986	3,844	240	321	273
Net periodic benefit cost	$8,367	7,451	7,742	$1,318	1,311	1,258

Reconciliation of Funded Status
For the defined benefit plans and other postretirement benefits, the benefit obligation is the projected benefit obligation and the accumulated benefit obligation, respectively. The projected benefit obligations and the funded status of the defined benefit pension and other postretirement plans as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$187,877	196,207	$17,489	18,003
Service cost	5,947	5,790	581	616
Interest cost	8,506	6,879	775	627
Business combinations	108,162	—	12,537	—
Actuarial (gain)/loss	35,502	(14,447)	2,027	(988)
Implicit rate subsidy	—	—	(217)	(207)
Plan participants contributions	—	—	85	—
Administrative expenses paid	(10)	—	—	—
Benefits paid	(7,744)	(6,552)	(731)	(562)
Benefit obligation at end of year	$338,240	187,877	$32,546	17,489
Change in plan assets
Fair value of assets at beginning of year	$127,610	133,360	$5,849	6,804
Actual return on plan assets	34,807	(7,700)	1,972	(262)
Business combinations	79,382	—	9,314	—
Employer contributions	9,476	8,502	738	629
Plan participants contributions	—	—	85	—
Administrative expenses paid	(10)	—	(55)	—
Benefits paid	(7,744)	(6,552)	(677)	(1,322)
Fair value of plan assets at end of year	243,521	127,610	17,226	5,849
Funded status at end of year	$(94,719)	(60,267)	$(15,320)	(11,640)

The amounts recognized on the balance sheet as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Current liabilities	$1,899	1,323	$96	94
Noncurrent liabilities	92,820	58,944	15,224	11,546
	$94,719	60,267	$15,320	11,640

SJW Group recorded a regulatory asset on the projected benefit obligation of the postretirement benefit plans as follows:

	2019	2018
Funded status of obligation	$110,039	71,907
Accrued benefit cost	(36,514)	(5,674)
Regulatory asset, amount to be recovered in future rates	$73,525	66,233

Plan Assets
Plan assets as of December 31 were as follows:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Fair value of assets at end of year:
Debt securities	$86,288	42,654	$5,608	2,200
	36%	33%	33%	38%
Equity securities	146,210	77,053	10,840	3,416
	60%	60%	63%	58%
Cash and equivalents	11,023	7,903	778	233
	5%	6%	5%	4%
Total	$243,521	127,610	$17,226	5,849

The following tables summarize the fair values of plan assets by major categories as of December 31, 2019 and 2018:

		Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11,801	11,801	—	—
Equity securities (a)	157,050	149,265	7,785	—
Fixed Income (b)	91,896	31,686	60,210	—
Total	$260,747	192,752	67,995	—
___________________________________

(a)	Actively managed portfolio of equity securities with the goal to exceed the benchmark performance.

(b)	Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance

		Fair Value Measurements at December 31, 2018
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$8,136	8,136	—	—
Equity securities (a)	80,468	74,541	5,927	—
Fixed Income (b)	44,855	—	44,855	—
Total	$133,459	82,677	50,782	—

___________________________________

(a)	Actively managed portfolio of equity securities with the goal to exceed the benchmark performance.

(b)	Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance
In 2020, SJW Group expects to make required and discretionary cash contributions of up to $8,404 to the pension plans and other postretirement benefit plans.

Benefits expected to be paid in the next five years and in the aggregate for the five years thereafter are:

	Pension Plan	Other Postretirement Benefit Plan
2020	$13,930	$1,336
2021	14,358	1,447
2022	14,626	1,513
2023	15,187	1,600
2024	15,604	1,648
2025 - 2029	86,971	8,908

Note 10.	Equity Plans
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
As of December 31, 2019, 2018 and 2017, 819,340, 793,811 and 628,546 shares have been issued pursuant to the Plan, and 174,764, 124,275 and 228,885 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units for the years ended 2019, 2018 and 2017, respectively. The remaining shares available for issuance under the Plan are 805,896 as of December 31, 2019. The compensation costs charged to income is recognized on a straight-line basis over the requisite service period.
A summary of compensation costs charged to income and proceeds from the exercise of stock options and similar instruments, that are recorded to additional paid-in capital and common stock, by award type, are presented below for the years ended December 31:

	2019	2018	2017
Compensation costs charged to income:
ESPP	$283	242	214
Restricted stock and deferred restricted stock	3,123	1,875	2,429
Total compensation costs charged to income	$3,406	2,117	2,643
Proceeds from the exercise of stock options and similar instruments:
ESPP	1,603	1,371	1,215
Total proceeds from the exercise of stock options and similar instruments	$1,603	1,371	1,215

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

A summary of SJW Group’s restricted and deferred restricted stock awards under the Plan as of December 31, 2019, and changes during the year ended December 31, 2019, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Outstanding as of January 1, 2019	124,275	$38.80
Issued	76,018	$59.78
Exercised	(25,529)	$49.77
Forfeited or expired	—	$—
Outstanding as of December 31, 2019	174,764	$46.63
Shares vested as of December 31, 2019	81,611	$31.12

A summary of the status of SJW Group’s nonvested restricted and deferred restricted stock awards under the Plan as of December 31, 2019, and changes during the year ended December 31, 2019, are presented below:

	Units	Weighted- Average Grant- Date Fair Value
Nonvested as of January 1, 2019	55,098	$54.42
Granted	76,018	$59.78
Vested	(37,963)	$59.27
Forfeited	—	$—
Nonvested as of December 31, 2019	93,153	$39.57

In connection with the merger with CTWS, SJW Group assumed outstanding awards of restricted stock units and deferred share units under the following stock plans: CTWS 2014 Performance Stock Program, CTWS 2004 Performance Stock Program and CTWS 1994 Performance Stock Program (collectively, the “CTWS Plan”); as of October 9, 2019 a total of 156,022 shares of SJW common stock have been reserved for issuance under the assumed awards. These assumed awards generally retain all of the rights, terms and conditions of the respective plans and award agreements under which they were originally granted. During the period October 9, 2019 to December 31, 2019, the CTWS Plan issued, exercised and forfeited 105,233, 23 and 2,279 of shares respectively, of restricted stock based awards and deferred restricted stock. As of December 31, 2019, approximately 102,931 shares of restricted stock based awards and deferred restricted stock were outstanding under the CTWS Plan that were assumed by SJW Group on October 9, 2019.
Total grant date fair value of restricted stock awards for all plans that were vested for the years ended 2019, 2018 and 2017 were $2,420, $1,913 and $2,775, respectively. As of December 31, 2019, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $3,915. This cost is expected to be recognized over a weighted-average period of 1.84 years.
For the the years ended December 31, 2019, 2018 and 2017, 6,120, 52,629 and 15,390, respectively, of performance-based and market-based restricted stock awards were issued upon the attainment of certain performance metrics and service-based vesting under the Plan. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards. As of December 31, 2019, 7,676 performance-based and market-based restricted stock awards vested and 42,700 remained outstanding.
Dividend Equivalent Rights
Under the Plan, certain holders of restricted stock and deferred restricted stock awards may have the right to receive dividend equivalent rights (“DERs”) each time a dividend is paid on common stock after the grant date. Stock compensation on DERs is recognized as a liability and recorded against retained earnings on the date dividends are issued.
The Deferred Restricted Stock and Deferral Election Programs for non-employee Board members were amended effective January 1, 2008, to allow the DERs’ with respect to the deferred shares to remain in effect only through December 31, 2017. Accordingly, the last DERs’ conversion into deferred restricted stock units under such programs occurred on the first business day in January 2018. Previously, no such time limitation was placed in the Deferred Restricted Stock and Deferral Election Program.

Certain CTWS restricted stock awards and deferred restricted stock assumed under the merger agreement retained rights to receive DERs that will convert on SJW Group’ quarterly dividend payment dates.
As of December 31, 2019, 2018 and 2017, a cumulative of 81,231, 79,478 and 77,034 dividend equivalent rights were converted, since inception, to deferred restricted stock awards, respectively. For the years ended December 31, 2019, 2018 and 2017, $93, $97 and $139, respectively, related to dividend equivalent rights were recorded against retained earnings and were accrued as a liability.
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
As of December 31, 2019, the ESPP had ten purchase intervals since its inception. For the year ended December 31, 2019, 2018 and 2017, a total of 30,255, 25,907 and 27,743 shares, respectively, were issued under the ESPP. The plan has no look-back provisions. For the years ended December 31, 2019, 2018 and 2017, cash received from employees towards the ESPP amounted to $1,682, $1,523 and $1,282, respectively.
For the years ended December 31, 2019, 2018 and 2017, SJW Group’s recorded expenses were $294, $265 and $229, respectively, related to the ESPP.
The total unrecognized compensation costs related to the semi-annual offering period that ended January 31, 2020 for the ESPP is approximately $206. This cost is expected to be recognized during the first quarter of 2020.

Note 11.	Segment and Non-Tariffed Businesses Reporting
SJW Group is a holding company with four subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as CLWSC, a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) as of October 9, 2019, SJWNE LLC a holding company for CTWS and its subsidiaries, Connecticut Water, Maine Water, HVWC, Avon Water, NEWUS and Chester Realty, Inc. (see discussion on the merger at Note 12).  In November 2017, SJW Group sold its equity interest in its wholly-owned subsidiary TWA, a non-tariffed water utility operation that was undertaking activities to develop a water supply project in Texas. In accordance with FASB ASC Topic 280—“Segment Reporting,” SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, CLWSC, Maine Water, HVWC, Avon Water, NEWUS and, up to the date of the sale, TWA, together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his executive staff. The executive staff reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about operating revenue, net income and total assets, by subsidiary.
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

	For the year ended December 31, 2019
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated (2)	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$407,116	7,969	5,397	—	407,116	13,366	420,482
Operating expense	329,520	5,443	3,751	24,289	329,520	33,483	363,003
Operating income (loss)	77,596	2,526	1,646	(24,289)	77,596	(20,117)	57,479
Net income (loss)	42,691	2,019	1,623	(22,930)	42,691	(19,288)	23,403
Depreciation and amortization	63,775	420	1,196	201	63,775	1,817	65,592
Senior note and other interest expense	25,073	—	—	6,723	25,073	6,723	31,796
Income tax expense (benefit) in net income	8,382	708	486	(1,122)	8,382	72	8,454
Assets	3,016,846	5,507	46,778	63,339	3,016,846	115,624	3,132,470

	For the year ended December 31, 2018
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$384,639	7,578	5,482	—	384,639	13,060	397,699
Operating expense	294,536	5,012	3,539	21,172	294,536	29,723	324,259
Operating income (loss)	90,103	2,566	1,943	(21,172)	90,103	(16,663)	73,440
Net income (loss)	53,181	1,848	885	(17,147)	53,181	(14,414)	38,767
Depreciation and amortization	53,067	338	1,196	—	53,067	1,534	54,601
Senior note and other interest expense	22,157	—	—	2,175	22,157	2,175	24,332
Income tax expense (benefit) in net income	14,826	719	903	(6,383)	14,826	(4,761)	10,065
Assets	1,492,954	4,489	46,517	412,429	1,492,954	463,435	1,956,389

	For the year ended December 31, 2017
	Water Utility Services		Real Estate Services	All Other (1)	SJW Group
	Regulated	Non- tariffed	Non- tariffed	Non- tariffed	Regulated	Non- tariffed	Total
Operating revenue	$376,104	7,419	5,702	—	376,104	13,121	389,225
Operating expense	276,061	4,855	3,688	2,770	276,061	11,313	287,374
Operating income (loss)	100,043	2,564	2,014	(2,770)	100,043	1,808	101,851
Net income (loss)	47,736	1,137	6,193	4,138	47,736	11,468	59,204
Depreciation and amortization	46,500	572	1,220	—	46,500	1,792	48,292
Senior note and other interest expense	20,670	—	60	2,199	20,670	2,259	22,929
Income tax expense (benefit) in net income	30,127	993	644	3,629	30,127	5,266	35,393
Assets	1,406,221	4,471	47,668	(359)	1,406,221	51,780	1,458,001
____________________
(1)    The “All Other” category for the year ended December 31, 2019, includes the accounts of SJW Group, SJWNE, LLC and CTWS, Inc. on a stand-alone basis. For the years ended December 31, 2018 and 2017, the “All Other” category includes the accounts of SJW Group on a stand-alone basis.
(2)    As of December 31, 2019, the Company has performed a preliminary allocation of goodwill associated with the acquisition of CTWS to two reporting units, Connecticut and Maine, which are both aggregated within the Regulated Water Utility Services reportable segment.

Note 12.	SJW Group and CTWS Merger (the “Merger”)
On October 9, 2019, SJW Group completed its previously announced acquisition of CTWS pursuant to the terms of the Second Amended and Restated Agreement and Plan of Merger, dated as of August 5, 2018, by and among SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group, and CTWS. CTWS provides water service to approximately 137,000 connections that serve a population of approximately 480,000 people in 80 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. In addition, CTWS has a real estate company in Connecticut which provides property management services. SJW Group has included the financial results of CTWS in the consolidated financial statements from the date of acquisition.
SJW Group acquired all of the outstanding stock of CTWS for $70.00 per share in cash (without interest and less any applicable withholding taxes). The total cash purchase price is approximately $838,475, less cash received of $3,011, and approximately $6,384 related to outstanding awards of restricted stock units and deferred share units assumed in connection with the merger with CTWS. SJW Group financed the acquisition with net proceeds from its December 2018 sale of 7,762,000 common equity shares of approximately $411,077, and the October 2019 issuance of $427,398 in new fixed rate term loans. SJW Group raised an additional $18,463 in the debt financing to partially finance transaction costs incurred in connection with the CTWS acquisition. Along with the acquisition debt financing, SJW Group raised $60,000 of new proceeds used to partially refinance certain CTWS short-term borrowings on its existing lines of credit after the CTWS acquisition closed.
Management estimated the preliminary fair values of net tangible and intangible assets acquired, and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary value of the acquired deferred tax assets and deferred tax liabilities are based on a preliminary analysis, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). In addition, management is still gathering information necessary to complete the recognition and measurement of the opening balance sheet. The following table summarizes the estimated preliminary fair value of assets acquired and liabilities assumed as of the date of acquisition:

Fair Value
Utility plant, net	$750,703
Nonutility plant	848
Current assets	42,673
Investments	12,489
Regulatory assets and deferred charges, less current portion	83,132
Other intangible assets	17,181
Other assets	2,592
Goodwill	626,523
Total assets acquired	$1,536,141
Long-term debt	281,009
Current liabilities, including maturities of long-term debt	125,772
Deferred income taxes	107,789
Post-retirement benefit plans	31,789
Contributions in aid of construction and construction advances	137,327
Other long-term liabilities	10,607
Total liabilities assumed	694,293
Assumed equity	$841,848

Other intangible assets primarily consists of customer relationships.
The goodwill balance is primarily attributable to assembled workforce and diversification of markets both from a geographic and regulatory perspective. We do not expect the goodwill recognized to be deductible for income tax purposes.
The amounts of revenue and pretax loss of CTWS included in SJW Group’s Consolidated Statements of Comprehensive Income from the acquisition date in October 2019 through December 31, 2019 are as follows:

Total revenues	$21,672
Pretax (loss)	(3,174)

The following unaudited pro forma financial information summarizes the combined results of operations for SJW Group and CTWS, as though the companies were combined as of January 1, 2018.

	Fiscal Year Ended December 31,
	2019	2018
Total revenues	$515,153	514,364
Pretax income (loss)	60,862	72,938
Net income (loss)	56,968	65,449
Basic earnings per share	2.00	2.31

The historical consolidated financial information has been adjusted in the pro forma combined financial statements to give effect to pro forma events that are: (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have continuing impact on the combined results of SJW Group and CTWS. As such, the impact of non-recurring transaction related expenses is not included. The pro forma financial statements do not reflect all cost savings (or associated costs to achieve such savings) from operating efficiencies or synergies that could result from the transaction. In addition, the pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at January 1, 2018.

Note 13.	Unaudited Quarterly Financial Data
Summarized quarterly financial data is as follows:

	2019 Quarter Ended
	March	June	September	December
Operating revenue	$77,682	102,965	113,997	125,838
Operating income	12,408	21,971	17,084	6,016
SJW Group net income	5,873	13,538	9,478	(5,486)
Comprehensive income	5,873	13,538	9,478	(5,360)
Earnings per share:
—Basic	0.21	0.48	0.33	(0.20)
—Diluted	0.21	0.47	0.33	(0.19)
Market price range of stock:
—High	63.76	63.40	69.23	74.47
—Low	54.74	59.83	61.23	67.13
Dividend per share	0.30	0.30	0.30	0.30

	2018 Quarter Ended
	March	June	September	December
Operating revenue	$75,042	99,086	124,853	98,718
Operating income	7,331	22,799	25,828	17,482
SJW Group net income	1,285	12,871	15,788	8,823
Comprehensive income	1,285	12,871	15,788	8,823
Earnings per share:
—Basic	0.06	0.63	0.77	0.38
—Diluted	0.06	0.62	0.76	0.38
Market price range of stock:
—High	63.47	68.15	67.29	65.31
—Low	51.96	51.68	56.12	52.63
Dividend per share	0.28	0.28	0.28	0.28

SJW Group and Subsidiaries
FINANCIAL STATEMENT SCHEDULE
Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years ended December 31, 2019, 2018 and 2017
(in thousands)

Description	2019	2018	2017
Allowance for doubtful accounts:
Balance, beginning of period	$272	190	200
Opening balance, SJWNE, LLC	1,283	—	—
Charged to expense	520	430	399
Accounts written off	(875)	(650)	(675)
Recoveries of accounts written off	312	302	266
Balance, end of period	$1,512	272	190
Reserve for litigation and claims:
Balance, beginning of period	$2,181	1,892	2,105
Charged to expense	3,221	480	528
Revision to accrual, due to settlements	(135)	1	(245)
Payments	(2,369)	(192)	(496)
Balance, end of period	$2,898	2,181	1,892

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
SJW Group’s management has performed an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Based on this assessment, management has concluded SJW Group’s internal control over financial reporting as of December 31, 2019 was effective. SJW Group completed its merger with CTWS on October 9, 2019, and management excluded from its assessment of the effectiveness of SJW Group’s internal control over financial reporting as of December 31, 2019, CTWS’s internal control over financial reporting associated with total assets of $970.0 million and total revenues of $21.7 million included in the consolidated financial statements of SJW Group as of and for the year ended December 31, 2019.
Our independent registered public accounting firm, KPMG LLP, has issued an auditors’ report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this report.
Changes in Internal Controls
There has been no change in internal control over financial reporting during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

Item 9B.	Other Information
SJW Group intends to post information about the operating and financial performance of SJW Group and its subsidiaries on its website http://www.sjwgroup.com from time to time. The content of SJW Group’s website is not incorporated by reference to or part of this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in part under the caption “Officers of the Registrant” in Part I, Item 1, of this report, and in SJW Group’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be held on April 29, 2020 (the “2020 Proxy Statement”) under the captions “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.
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
The information required by this item is contained in the 2020 Proxy Statement under the captions “Compensation of Directors,” “Executive Compensation and Related Information,” “Compensation Committee Interlocks and Insider Participation,” and “Committee Reports” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in the 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in the 2020 Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in the 2020 Proxy Statement under the caption “Principal Independent Accountants’ Fees and Services” and is incorporated herein by reference.

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

3.1	Certificate of Incorporation of SJW Group. Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 15, 2016.

3.2	Certificate of Amendment of the Certificate of Incorporation of SJW Group. Incorporated by reference to Exhibit 3.3 to Form 8-K filed on November 15, 2016.

3.3	Bylaws of SJW Group. Incorporated by reference to Exhibit 3.2 to Form 8-K filed on November 15, 2016.

3.4	Amended and Restated Bylaws of SJW Group effective as of January 25, 2017. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 26, 2017.

3.5	Certificate of Amendment of Certificate of Incorporation of SJW Group dated April 24, 2019 . Incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 25, 2019.

4.1
Instruments Defining the Rights of Security Holders, including Indentures: Except as listed below in Exhibit 4.5, no issue of the registrant’s long-term debt exceeds 10 percent of its total assets. SJW Group hereby agrees to furnish upon request to the Commission a copy of each such instrument defining the rights of holders of unregistered senior and subordinated debt of the Company.

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

4.5	Form of 3.05% Senior Notes due November 1, 2029. Incorporated by reference to Schedule 1(a) of the Note Purchase Agreement attached as Exhibit 10.1 to the Form 8-K filed on October 9, 2019.

4.6	Description of SJW Group’s capital stock registered under section 12 of the Securities Exchange Act of 1934. (1)

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

10.4	Credit Agreement, dated June 1, 2016, between San Jose Water Company and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 3, 2016.

10.5
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

10.8
Bond Purchase Contract dated June 9, 2010 among Goldman, Sachs & Co., the Honorable Bill Lockyer, Treasurer of the State of California, the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2010.

10.9
Bond Purchase Contract dated December 15, 2016 among Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, the Honorable John Chiang, Treasurer of the State of California, the California Pollution Control Financing Authority and San Jose Water Company. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 2016.

10.10	Note Agreement between SJW Corp. and the Prudential Insurance Company of America, dated June 30, 2011. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on July 7, 2011.

10.11
Note Agreement between San Jose Water Company and John Hancock Life Insurance Company (U.S.A.) and John Hancock Life Insurance Company of New York, dated January 24, 2014. Incorporated by reference as Exhibit 10.1 to Form 8-K filed on January 29, 2014.

10.12
Note Purchase Agreement among San Jose Water Company and certain affiliates of MetLife, Inc., Brighthouse Financial, Inc. and New York Life Insurance Company, dated March 28, 2019. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2019.

10.13
Note Purchase Agreement among SJW Group and Purchases listed therein, dated October 8, 2019, along with the forms of senior notes.  Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 9, 2019.

10.14
Master Loan Agreement between The Connecticut Water Company and CoBank, ACB, dated October 29, 2012. Incorporated by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on November 2, 2012.

10.15
Letter Agreement between Connecticut Water Service, Inc. and Citizens Bank, N.A., dated December 14, 2018. Incorporated by reference to Exhibit 10.4 to Connecticut Water Service, Inc.’s Form 8-K filed on December 17, 2018.

10.16
First Modification of Revolving Credit Facility between Connecticut Water Service, Inc. and Citizens Bank, N.A., dated Sept. 4, 2019. Incorporated by reference as Exhibit 10.3 to Connecticut Water Service, Inc.’s Form 8-K filed on September 6, 2019.

10.17
Second Amended and Restated Promissory Note between Connecticut Water Service, Inc. and Citizens Bank, N.A., dated September 4, 2019. Incorporated by reference to Exhibit 10.4 to Connecticut Water Service, Inc.’s Form 8-K filed on September 6, 2019.

10.18	Form of Letter Amendment to SJW Corp. Director Pension Plan. Incorporated by reference as Exhibit 10.25 to Form 10-K for the year ended December 31, 2007. (2)

10.19
San Jose Water Company Executive Supplemental Retirement Plan, as Amended and Restated on January 25, 2012, effective January 1, 2012. Incorporated by reference as Exhibit 10.20 to Form 10-K for the year ended December 31, 2011. (2)

10.20	The First Amendment to the Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2016. (2)

10.21	The Second Amendment to the Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 9, 2019. (2)

10.22
San Jose Water Company Cash Balance Executive Supplemental Retirement Plan, as Amended and Restated on January 25, 2012, effective January 1, 2012. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2011. (2)

10.23
First Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective as of October 30, 2013. Incorporated by reference as Exhibit 10.15 to Form 10-K for the year ended December 31, 2013. (2)

10.24
Second Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective as of January 31, 2014. Incorporated by reference as Exhibit 10.2 to Form 8-K filed on January 30, 2014. (2)

10.25
Third Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective November 15, 2016. Incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2016. (2)

10.26
Fourth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective November 6, 2017. Incorporated by reference to Exhibit 10.5 to the Form 10-Q for the quarter ended September 30, 2017. (2)

10.27
Fifth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 24, 2018. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2018. (2)

10.28
Sixth Amendment to the San Jose Water Company Cash Balance Executive Supplemental Retirement Plan effective October 9, 2019. Incorporated by reference as Exhibit 10.4 to Form 8-K filed on October 9, 2019. (2)

10.29
SJW Corp. Long-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013.  Incorporated by reference as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 2013. (2)

10.30	SJW Corp. Long-Term Incentive Plan, as amended and restated on July 29, 2015. Incorporated by reference as Exhibit 10.1 to Form 10-Q filed for the quarter ended September 30, 2015. (2)

10.31	First Amendment to the SJW Group Long-Term Incentive Plan dated November 15, 2016. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2016. (2)

10.32
Employment Agreement of Mr. Eric W. Thornburg dated September 26, 2017, together with Exhibit A (Form of Restricted Stock Unit Issuance Agreement - Initial Time-Based Grant), Exhibit B (Form of Restricted Stock Issuance Agreement - Special Time-Based Grant), and Exhibit C (Form of Confidential Settlement Agreement and Release). Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.33
First Amendment dated December 31, 2019, to the Employment Agreement of Eric W. Thornburg dated September 26, 2017. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 7, 2020. (2)

10.34	Offer Letter to Mr. James P. Lynch dated September 22, 2010 and accepted September 27, 2010. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2010. (2)

10.35	Standard Form of SJW Group Stock Option Agreement. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2016. (2)

10.36
SJW Corp. Executive Officer Short-Term Incentive Plan, as amended and restated on January 30, 2013 effective as of April 24, 2013. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013. (2)

10.37	First Amendment to the Executive Officer Short-Term Incentive Plan dated November 15, 2016. Incorporated by reference as Exhibit 10.33 to Form 10-K for the year ended December 31, 2016. (2)

10.38
SJW Corp. Executive Severance Plan, as amended and restated, effective January 1, 2010 and amended effective October 26, 2010. Incorporated by reference as Exhibit 10.23 to Form 10-K for the year ended December 31, 2010. (2)

10.39	First Amendment to the Executive Severance Plan dated November 15, 2016. Incorporated by reference as Exhibit 10.35 to Form 10-K for the year ended December 31, 2016. (2)

10.40	Second Amendment to the Executive Severance Plan dated July 26, 2017. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.41	Third Amendment to the Executive Severance Plan effective November 6, 2017. Incorporated by reference as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2017. (2)

10.42	Fourth Amendment to the Executive Severance Plan effective October 9, 2019. Incorporated by reference as Exhibit 10.3 to Form 8-K filed on October 9, 2019. (2)

10.43
San Jose Water Company Special Deferral Election Plan, as amended and restated, effective January 1, 2013. Incorporated by reference as Exhibit 10.36 to Form 10-K for the year ended December 31, 2012. (2)

10.44	First Amendment to the Special Deferral Election Plan effective November 15, 2016. Incorporated by reference as Exhibit 10.37 to Form 10-K for the year ended December 31, 2016. (2)

10.45	SJW Corp. Amended and Restated Deferred Restricted Stock Program, effective January 1, 2008. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2008. (2)

10.46	First Amendment to the Amended and Restated Deferred Restricted Stock Program dated November 15, 2016. Incorporated by reference as Exhibit 10.39 to Form 10-K for the year ended December 31, 2016. (2)

10.47
SJW Corp. Deferral Election Program for Non-Employee Board Members, as amended and restated effective October 30, 2013. Incorporated by reference as Exhibit 10.32 to Form 10-K for the year ended December 31, 2013. (2)

10.48
First Amendment to the Deferral Election Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.41 to Form 10-K for the year ended December 31, 2016. (2)

10.49	Form of SJW Group Restricted Stock Unit Award Agreement for Non-Employee Board Members. Incorporated by reference as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2017. (2)

10.50	Formulaic Equity Award Program for Non-Employee Board Members. Incorporated by reference as Exhibit 10.34 to Form 10-K for the year ended December 31, 2013. (2)

10.51
First Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated October 26, 2016. Incorporated by reference as Exhibit 10.44 to Form 10-K for the year ended December 31, 2016. (2)

10.52
Second Amendment to the Formulaic Equity Award Program for Non-Employee Board Members dated November 15, 2016. Incorporated by reference as Exhibit 10.45 to Form 10-K for the year ended December 31, 2016. (2)

10.53
Third Amendment to the Formulaic Equity Award Program for Non-employee Board members dated October 24, 2018. Incorporated by reference as Exhibit 10.48 to Form 10-K for the year ended December 31, 2018. (2)

10.54	SJW Group Director Compensation and Expense Reimbursement Policies effective as of January 31, 2018. Incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 2017. (2)

10.55
SJW Group Amended and Restated Director Compensation and Expense Reimbursement Policies effective as January 1, 2019. Incorporated by reference as Exhibit 10.50 to Form 10-K for the year ended December 31, 2018. (2)

10.56
SJW Group Amended and Restated Director Compensation and Expense Reimbursement Policies effective as of October 9, 2019. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 9, 2019. (2)

10.57
Deferred Restricted Stock Award Agreement, amended and restated, as of October 22, 2008 for Non-Employee Board Members. Incorporated by reference as Exhibit 10.21 to Form 10-K for the year ended December 31, 2008. (2)

10.58	Form of Chief Executive Officer SJW Group Restricted Stock Unit Issuance Agreement (TSR Goals). Incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 2017. (2)

10.59	Form of SJW Group Restricted Stock Unit Issuance Agreement. Incorporated by reference as Exhibit 10.52 to Form 10-K for the year ended December 31, 2016. (2)

10.60	Form of SJW Group Restricted Stock Unit Issuance Agreement (1-year ROE Goal). Incorporated by reference as Exhibit 10.54 to Form 10-K for the year ended December 31, 2016. (2)

10.61	Form of SJW Group Restricted Stock Unit Issuance Agreement (EPS Goal). Incorporated by reference as Exhibit 10.55 to Form 10-K for the year ended December 31, 2016. (2)

10.62	Form of Director and Officer Indemnification Agreement between SJW Group and its officers and Board members. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 15, 2016. (2)

10.63
Trust Agreement for The Connecticut Water Company Welfare Benefits Plan (VEBA) dated January 1, 1989. Incorporated by reference to Exhibit 10.21 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 1989.

10.64	Connecticut Water Service, Inc. 1994 Performance Stock Program. Incorporated by reference as Exhibit 99.3 to Form S-8 filed on October 9, 2019. (2)

10.65	Connecticut Water Service, Inc. 2004 Performance Stock Program, proposed to be effective as of April 23, 2004. Incorporated by reference as Exhibit 99.2 to Form S-8 filed on October 9, 2019. (2)

10.66
First Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 7, 2004. Incorporated by reference to Exhibit 10.23f to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2005. (2)

10.67
Second Amendment to The Connecticut Water Service, Inc. 2004 Performance Stock Program, dated January 1, 2008. Incorporated by reference to Exhibit 10.6 to Connecticut Water Service, Inc.’s Form 8-K filed on January 31, 2008. (2)

10.68	Connecticut Water Service, Inc. 2014 Performance Stock Program. Incorporated by reference as Exhibit 99.1 to Form S-8 filed on October 9, 2019. (2)

10.69	First Amendment effective October 9, 2019 to The Connecticut Water Service, Inc. 2014 Performance Stock Program. (1)(2)

10.70
Form of Restricted Share Award Agreement for non-employee Directors under the Connecticut Water Service, Inc. 2014 Performance Stock Program. Incorporate by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on May 11, 2015. (2)

10.71
Form of Performance Unit Award Agreement (short-term vesting form) under Connecticut Water Service, Inc.’s 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.9 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2016. (2)

10.72
Form of Performance Unit Award Agreement (long-term vesting form) under Connecticut Water Service, Inc.’s 2014 Performance Stock Program. Incorporated by reference to Exhibit 10.10 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2016. (2)

10.73	Form of Assumption Agreement for Incentive Awards under the Connecticut Water Service, Inc. 1994 Performance Stock Program, 2004 Performance Stock Program, and 2014 Performance Stock Program. (1)(2)

10.74	Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Maureen P. Westbrook. (1)(2)

10.75	Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and Kristen A. Johnson. (1)(2)

10.76	Amended and Restated Supplemental Executive Retirement Agreement dated November 15, 2017 between The Connecticut Water Company and David C. Benoit. (1)(2)

10.77	Amendment to the Amended and Restated Supplemental Executive Retirement Agreement effective as of November 1, 2019 between Kristen A. Johnson and The Connecticut Water Company. (1)(2)

10.78	Grantor Trust Agreement dated May 1, 2017, between Connecticut Water Service, Inc. and Matrix Trust Company. (1)(2)

10.79	Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Maureen P. Westbrook. (1)(2)

10.80	Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and Kristen A. Johnson. (1)(2)

10.81	Amended and Restated Deferred Compensation Agreement, effective January 1, 2011, between The Connecticut Water Company and David C. Benoit. (1)(2)

10.82	First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 1, 2011, among Kristen A. Johnson and The Connecticut Water Company. (1)(2)

10.83	First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 8, 2011, among Maureen P. Westbrook and The Connecticut Water Company. (1)(2)

10.84	First Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 9, 2011, among David C. Benoit and the Connecticut Water Company. (1)(2)

10.85	Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 21, 2016, between the Connecticut Water Company and Maureen P. Westbrook. (1)(2)

10.86	Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 20, 2016, between the Connecticut Water Company and Kristen A. Johnson. (1)(2)

10.87	Second Amendment to the Amended and Restated Deferred Compensation Agreement, dated as of December 19, 2016, between the Connecticut Water Company and David C. Benoit. (1)(2)

10.88	Connecticut Water Company Deferred Compensation Plan, effective January 1, 2017. Incorporated by reference to Exhibit 10.1 to Connecticut Water Service, Inc.’s Form 8-K filed on December 16, 2016. (2)

10.89	First Amendment, effective October 9, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. (1)(2)

10.90	Second Amendment, effective October 9, 2019, 2019, to the Connecticut Water Company Deferred Compensation Plan, dated January 1, 2017. (1)(2)

10.91	Amended and Restated Employment Agreement, dated December 23, 2008, among The Connecticut Water Company, Connecticut Water Service, Inc., and Maureen P. Westbrook. (1)(2)

10.92	First Amendment to Amended and Restated Employment Agreement, dated April 1, 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Maureen P. Westbrook. (1)(2)

10.93	Amended and Restated Employment Agreement, dated October 9, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc., and Maureen Westbrook. (1)(2)

10.94	Amended and Restated Employment Agreement, dated December 30, 2008, among The Connecticut Water Company, Connecticut Water Service, Inc., and Kristen A. Johnson. (1)(2)

10.95
First Amendment to Amended and Restated Employment Agreement, dated March 8, 2013, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.17 to Connecticut Water Service, Inc.’s Form 10-K for the year ended December 31, 2012. (2)

10.96
Form of Second Amendment to Employment Agreement, dated April 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. Incorporated by reference to Exhibit 10.2 to Connecticut Water Service, Inc.'s Form 8-K filed on April 3, 2014. (2)

10.97	Third Amendment to the Amended and Restated Employment Agreement, effective as of November 1, 2019, among The Connecticut Water Company, Connecticut Water Service, Inc. and Kristen A. Johnson. (1)(2)

10.98	Amended and Restated Employment Agreement of The Connecticut Water Company, Connecticut Water Service, Inc., with David C. Benoit dated December 23, 2008. (1)(2)

10.99	First Amendment to Amended and Restated Employment Agreement, dated April 1, 2014, among The Connecticut Water Company, Connecticut Water Service, Inc. and David C. Benoit. (1)(2)

21.1	Subsidiaries of SJW Group. (1)

23.1	Consent of Independent Registered Public Accounting Firm. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document

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

SJW Group

Date:	March 2, 2020	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2020	By	/s/ Eric W. Thornburg
ERIC W. THORNBURG, President, Chief Executive Officer and Chairman of the Board (Principal executive officer)

Date:	March 2, 2020	By	/s/ James P. Lynch
JAMES P. LYNCH, Chief Financial Officer and Treasurer (Principal financial officer)

Date:	March 2, 2020	By	/s/ Wendy Avila-Walker
WENDY AVILA-WALKER, Vice President of Finance, Controller and Assistant Treasurer (Principal accounting officer)

Date:	March 2, 2020	By	/s/ Katharine Armstrong
KATHARINE ARMSTRONG, Member, Board of Directors

Date:	March 2, 2020	By	/s/ Walter J. Bishop
WALTER J. BISHOP, Member, Board of Directors

Date:	March 2, 2020	By	/s/ Mary Ann Hanley
MARY ANN HANLEY, Member, Board of Directors

Date:	March 2, 2020	By	/s/ Heather Hunt
HEATHER HUNT, Member, Board of Directors

Date:	March 2, 2020	By	/s/ Douglas R. King
DOUGLAS R. KING, Member, Board of Directors

Date:	March 2, 2020	By	/s/ Gregory P. Landis
GREGORY P. LANDIS, Member, Board of Directors

Date:	March 2, 2020	By	/s/ Debra C. Man
DEBRA C. MAN, Member, Board of Directors

Date:	March 2, 2020	By	/s/ Daniel B. More
DANIEL B. MORE, Member, Board of Directors

Date:	March 2, 2020	By	/s/ Robert A. Van Valer
ROBERT A. VAN VALER, Member, Board of Directors

Date:	March 2, 2020	By	/s/ Carol P. Wallace
CAROL P. WALLACE, Member, Board of Directors