Form 10-Q
period 2020-03-31
SJW GROUP
filed 2020-05-11
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 29, 2020, there were 28,507,411 shares of the registrant’s Common Stock outstanding.

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

•	changes in demand for water and other services;

•	the impact of Coronavirus (“COVID-19”) pandemic on our business operation and financial results;

•	unanticipated weather conditions and changes in seasonality;

•	climate change and the effects thereof;

•	the risk that the benefits expected from the merger of SJW Group and Connecticut Water Service, Inc. (the “Merger”) will not be realized;

•	the risk that the integration of Connecticut Water Service, Inc. will be more difficult, time-consuming or expensive than anticipated;

•	the outcome of the California Public Utilities Commission’s investigation into the Merger;

•	unexpected costs, charges or expenses resulting from the Merger or otherwise;

•	our ability to successfully evaluate investments in new business and growth initiatives;

•	the risk of work stoppages, strikes and other labor-related actions;

•	catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, hurricanes, terrorist acts, physical attacks, cyber-attacks, or other similar occurrences;

•	changes in general economic, political, business and financial market conditions;

•
the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, changes in interest rates, compliance with regulatory requirements, compliance with the terms and conditions of our outstanding indebtedness and general stock market conditions; and

•	legislative and general market and economic developments.
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

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
REVENUE	$115,754	77,682
OPERATING EXPENSE:
Production Expenses:
Purchased water	15,934	13,662
Power	2,725	1,160
Groundwater extraction charges	15,028	6,863
Other production expenses	10,093	5,099
Total production expenses	43,780	26,784
Administrative and general	21,262	12,291
Maintenance	6,086	4,325
Property taxes and other non-income taxes	7,463	4,128
Depreciation and amortization	21,382	15,145
Merger related expenses	354	2,601
Total operating expense	100,327	65,274
OPERATING INCOME	15,427	12,408
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(13,284)	(5,791)
Pension non-service cost	(45)	(921)
Interest income on money market fund	—	1,832
Other, net	757	390
Income before income taxes	2,855	7,918
Provision for income taxes	438	2,045
SJW GROUP NET INCOME	2,417	5,873
Other comprehensive income, net of tax:
Unrealized loss on investment, net of tax benefit of $50 in 2020	(135)	—
SJW GROUP COMPREHENSIVE INCOME	$2,282	5,873
SJW GROUP EARNINGS PER SHARE
Basic	$0.08	0.21
Diluted	$0.08	0.21
DIVIDENDS PER SHARE	$0.32	0.30
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,489,357	28,423,214
Diluted	28,674,221	28,507,738

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Utility plant:
Land	$34,697	34,395
Depreciable plant and equipment	3,014,589	2,988,454
Construction in progress	126,365	112,232
Intangible assets	32,775	33,424
	3,208,426	3,168,505
Less accumulated depreciation and amortization	983,481	962,019
	2,224,945	2,206,486
Real estate investments	57,954	57,699
Less accumulated depreciation and amortization	13,899	13,597
	44,055	44,102
CURRENT ASSETS:
Cash and cash equivalents:
Cash	28,273	12,944
Restricted cash	—	5,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts	34,710	36,305
Income tax	7,097	8,837
Other	2,036	2,833
Accrued unbilled utility revenue	36,996	40,102
Current regulatory assets, net	6,129	6,472
Other current assets	13,577	9,553
	128,818	122,046
OTHER ASSETS:
Net regulatory assets, less current portion	126,149	113,945
Investments	13,400	12,928
Goodwill	628,287	628,287
Other	8,644	4,676
	776,480	759,836
	$3,174,298	3,132,470

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 28,497,841 on March 31, 2020 and 28,456,508 on December 31, 2019	$28	28
Additional paid-in capital	507,075	506,639
Retained earnings	376,447	383,191
Accumulated other comprehensive (loss) income	(9)	126
Total stockholders’ equity	883,541	889,984
Long-term debt, less current portion	1,316,996	1,283,597
	2,200,537	2,173,581
CURRENT LIABILITIES:
Line of credit	131,402	117,209
Current portion of long-term debt	22,311	22,272
Accrued groundwater extraction charges, purchased water and power	12,919	17,211
Accounts payable	25,214	34,886
Accrued interest	18,516	13,140
Accrued property taxes and other non-income taxes	3,545	2,039
Accrued payroll	9,105	11,570
Other current liabilities	15,392	16,240
	238,404	234,567
DEFERRED INCOME TAXES	194,823	195,598
ADVANCES FOR CONSTRUCTION	117,596	112,339
CONTRIBUTIONS IN AID OF CONSTRUCTION	287,802	286,035
POSTRETIREMENT BENEFIT PLANS	111,272	108,044
OTHER NONCURRENT LIABILITIES	23,864	22,306
COMMITMENTS AND CONTINGENCIES	—	—
	$3,174,298	3,132,470

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2019	28,456,508	$28	$506,639	$383,191	$126	$889,984
Net income	—	—	—	2,417	—	2,417
Unrealized loss on investment, net of tax benefit of $50	—	—	—	—	(135)	(135)
Share-based compensation	—	—	251	(43)	—	208
Issuance of restricted and deferred stock units	25,781	—	(785)	—	—	(785)
Employee stock purchase plan	15,552	—	970	—	—	970
Dividends paid ($0.32 per share)	—	—	—	(9,118)	—	(9,118)
BALANCES, March 31, 2020	28,497,841	28	507,075	376,447	(9)	883,541

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2018	28,404,316	$28	$495,366	$393,918	$—	$889,312
Net income	—	—	—	5,873	—	5,873
Cumulative effect of change in accounting principle, net of tax effect of $33	—	—	—	97	—	97
Share-based compensation	—	—	886	(16)	—	870
Issuance of restricted and deferred stock units	14,312	—	(132)	—	—	(132)
Employee stock purchase plan	15,932	—	811	—	—	811
Common stock issuance cost	—	—	(10)	—	—	(10)
Dividends paid ($0.30 per share)	—	—	—	(8,528)	—	(8,528)
BALANCES, March 31, 2019	28,434,560	28	496,921	391,344	—	$888,293

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW Group and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$2,417	5,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,482	15,803
Deferred income taxes	(344)	(1,014)
Stock-based compensation	251	886
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	5,498	6,093
Accounts payable and other current liabilities	(8,755)	456
Accrued groundwater extraction charges, purchased water and power	(4,292)	(6,723)
Tax payable and receivable, and other accrued taxes	1,875	4,851
Postretirement benefits	2,445	1,723
Regulatory assets and liability related to balancing and memorandum accounts	(10,158)	2,937
Up-front service concession payment	(5,000)	—
Other changes, net	1,510	(5,692)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,929	25,193
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(38,314)	(29,575)
Contributions in aid of construction	(3,629)	(3,273)
Additions to real estate investments	(255)	—
Payments to retire utility plant, net of salvage	(271)	(1,525)
NET CASH USED IN INVESTING ACTIVITIES	(42,469)	(34,373)
FINANCING ACTIVITIES:
Borrowings on line of credit	47,424	38,000
Repayments of line of credit	(33,231)	(106,000)
Long-term borrowings	35,000	80,000
Repayments of long-term borrowings	(1,171)	—
Debt issuance and broker fee costs	—	(222)
Dividends paid	(9,118)	(8,529)
Receipts of advances and contributions in aid of construction	6,416	4,835
Refunds of advances for construction	(557)	(555)
Other changes, net	106	592
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,869	8,121
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,329	(1,059)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,944	420,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,273	419,663

Cash paid (received) during the period for:
Interest	$9,373	6,304
Income taxes	(50)	—
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	(2,601)	(2,884)
Utility property installed by developers	3,076	(168)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(in thousands, except share and per share data)

Note 1.	General
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results for the interim periods.
The unaudited interim financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). The Notes to Consolidated Financial Statements in SJW Group’s 2019 Annual Report on Form 10-K should be read with the accompanying unaudited condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This was effective for SJW Group in the first quarter of fiscal 2020. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.
Revenue
Water sales are seasonal in nature and influenced by weather conditions. The timing of precipitation and climatic conditions can cause seasonal water consumption by customers to vary significantly. Due to the seasonal nature of the water business, the operating results for interim periods are not indicative of the operating results for a 12-month period. Revenue is generally higher in the warm, dry summer months when water usage and sales are greater, and lower in the winter months when cooler temperatures and increased precipitation curtail water usage and sales.
The major streams of revenue for SJW Group are as follows:

	Three months ended March 31,
	2020	2019
Revenue from contracts with customers	$105,136	78,926
Alternative revenue programs, net	504	(1,979)
Other balancing and memorandum accounts revenue, net	8,744	(631)
Rental income	1,370	1,366
	$115,754	77,682

Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”) and under the performance stock plans assumed through the business combination with Connecticut Water Service, Inc. (“CTWS”) and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended March 31, 2020 and 2019, 17,573 and 7,417 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended March 31, 2020, and 2019, the amounts allocated to administrative and general expense were $1,098 and $657, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value of stock-based payment awards.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of March 31, 2020, 184,130 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units and an additional 759,976 shares are available for award issuances under the Incentive Plan. In addition, shares are issued to employees under the company’s ESPP.
In connection with the merger with CTWS on October 9, 2019, SJW Group assumed outstanding awards of restricted stock units and deferred share units under the following stock plans: CTWS 2014 Performance Stock Program, CTWS 2004 Performance Stock Program and CTWS 1994 Performance Stock Program (collectively, the “CTWS Plan”). As of March 31, 2020, approximately 101,647 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units under the CTWS Plan.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income and proceeds from the exercise of any restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three months ended March 31, 2020, and 2019.

	Three months ended March 31,
	2020	2019
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$171	143
Restricted stock and deferred restricted stock	80	743
Total compensation costs charged to income	$251	886
ESPP proceeds	$970	811

Stock, Restricted Stock and Deferred Restricted Stock
For the three months ended March 31, 2020 and 2019, SJW Group granted under the Incentive Plan 28,367 and 17,451, respectively, three year service-based restricted stock awards with a weighted-average grant date fair value of $65.89 and $51.28, respectively, per unit.
Performance-based and market-based restricted stock awards granted for the three months ended March 31, 2020 and 2019 were 24,581 and 30,401 target units with a weighted-average grant date fair value of $73.85 and $60.46 respectively, per unit. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of March 31, 2020, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $6,113. This cost is expected to be recognized over a weighted-average period of 2.33 years.
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

SJW Group’s recorded expenses were $86 and $76 for the three months ended March 31, 2020 and 2019, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2020, for the ESPP is approximately $102. This cost is expected to be recognized during the second and third quarters of 2020.

Note 3.	Real Estate Investments
The major components of real estate investments as of March 31, 2020, and December 31, 2019, are as follows:

	March 31, 2020	December 31, 2019
Land	$14,168	14,168
Buildings and improvements	43,786	43,531
Subtotal	57,954	57,699
Less: accumulated depreciation and amortization	13,899	13,597
Total	$44,055	44,102

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years. Substantially all of the real estate investments relate to assets that are currently subject to operating leases.

Note 4.	Defined Benefit Plan
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. SJWC and CTWS employees hired before March 31, 2008, and January 1, 2009, respectively, are entitled to benefits under the pension plans based on the employee’s years of service and compensation. Certain employees hired before March 1, 2012, and covered by a plan merged into the CTWS plan in 2013 are also entitled to benefit based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. CTWS employees hired on or after January 1, 2009, are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
In addition, senior management hired before March 31, 2008, for SJWC and January 1, 2009, for CTWS are eligible to receive additional retirement benefits under the supplemental executive retirement plans and retirement contracts. SJWC’s senior management hired on or after March 31, 2008, are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan. Both of the plans are non-qualified plans in which only senior management and other designated members of management may participate. SJW Group also provides health care and life insurance benefits for retired employees under employer-sponsored postretirement benefits other than pension plans.
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three months ended March 31, 2020, and 2019 are as follows:

	Three months ended March 31,
	2020	2019
Service cost	$2,443	1,479
Interest cost	2,904	2,112
Other cost	1,499	1,118
Expected return on assets	(4,120)	(2,309)
	$2,726	2,400

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of March 31, 2020, and December 31, 2019:

	Fair Value Measurements at March 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,115	$6,115	$—	$—
Equity securities (a)	122,326	116,326	6,000	—
Fixed income (b)	92,218	28,516	63,702	—
Total	$220,659	$150,957	$69,702	$—
______________________________________

(a)	Actively managed portfolio of equity securities with the goal to exceed the benchmark performance

(b)	Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance

	Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$11,801	$11,801	$—	$—
Equity securities (a)	157,050	149,265	7,785	—
Fixed income (b)	91,896	31,686	60,210	—
Total	$260,747	$192,752	$67,995	$—

______________________________________

(a)	Actively managed portfolio of equity securities with the goal to exceed the benchmark performance

(b)	Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance
In 2020, SJW Group expects to make required and discretionary cash contributions of up to $9,238 to the pension plans and Social Welfare Plan. For the three months ended March 31, 2020, SJW Group has made no contributions to such plans.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) as of October 9, 2019, SJWNE LLC a holding company for CTWS and its subsidiaries, The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”), New England Water Utility Services (“NEWUS”), Inc. and Chester Realty, Inc. In accordance with FASB ASC Topic 280 - “Segment Reporting,” The chief operating decision maker of SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, CLWSC, Maine Water, HVWC, Avon Water, and NEWUS together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his executive staff.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

The following tables set forth information relating to SJW Group’s reportable segments and distribution of regulated and non-tariffed business activities within the reportable segments. Certain allocated assets, such as goodwill, and revenue and expenses have been included in the reportable segment amounts. Other business activity of SJW Group not included in the reportable segments is included in the “All Other” category.

	For Three Months Ended March 31, 2020
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$111,367	3,017	1,370	—	111,367	4,387	115,754
Operating expense	96,017	1,361	831	2,118	96,017	4,310	100,327
Operating income (loss)	15,350	1,656	539	(2,118)	15,350	77	15,427
Net income (loss)	5,828	1,470	388	(5,269)	5,828	(3,411)	2,417
Depreciation and amortization	20,749	108	302	223	20,749	633	21,382
Senior note and other interest expense	8,174	—	—	5,110	8,174	5,110	13,284
Income tax expense (benefit) in net income	1,202	470	132	(1,366)	1,202	(764)	438
Assets	$3,054,474	9,170	46,436	64,218	3,054,474	119,824	3,174,298

	For Three Months Ended March 31, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$75,147	1,169	1,366	—	75,147	2,535	77,682
Operating expense	60,585	841	891	2,957	60,585	4,689	65,274
Operating income (loss)	14,562	328	475	(2,957)	14,562	(2,154)	12,408
Net income (loss)	6,100	236	318	(781)	6,100	(227)	5,873
Depreciation and amortization	14,749	97	299	—	14,749	396	15,145
Senior note and other interest expense	5,220	—	—	571	5,220	571	5,791
Income tax expense (benefit) in net income	2,076	92	130	(253)	2,076	(31)	2,045
Assets	$1,492,643	5,825	46,862	413,477	1,492,643	466,164	1,958,807

 * The “All Other” category for the three months ended March 31, 2020, includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis. For the three months ended March 31, 2019, the “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the three months ended March 31, 2019, Hydro Sub, Inc. had no recorded revenue or expenses and as of March 31, 2019 held no assets and has incurred no liabilities. Hydro Sub. Inc. was a subsidiary created solely to facilitate the merger with CTWS and was dissolved following the completion of merger in October 2019.

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans, mortgages, and other obligations. Water Utility Services have received advance deposit payments from its customers on certain construction projects and the refunds of the advance deposit payments constitute an obligation to the respective subsidiaries.
On March 12, 2020 Connecticut Water entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which Connecticut Water sold an aggregate principal amount of $35,000 of its 3.51% Senior Notes, due March 12, 2050. The notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on March 12th and September 12th of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, Connecticut Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

result in all of the notes then outstanding becoming immediately due and payable. The notes have terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreement also requires Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio at each fiscal quarter end of no less than three-to-one. As of March 31, 2020, Connecticut Water was in compliance with all financial ratio and operational covenants under this agreement. The closing occurred simultaneously with the signing of the note purchase agreement.
On December 19, 2019, Maine Water issued $5,000 of Series S First Mortgage Bonds to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund. The Series S bonds mature on October 1, 2039 and carry 1% interest. The Series S First Mortgage Bond covenants are the same as all other First Mortgage Bonds. The proceeds were held as restricted cash by a trustee to be used for pre-approved projects primarily related to preliminary engineering and design work of a water treatment plant in Maine’s Biddeford and Saco division. Proceeds were held by a trustee for the bond and until conditions were met. On February 3, 2020 and March 11, 2020, the trustee released proceeds of $4,114 and $886, respectively, from the bond. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65%, required compliance with various financial and operational covenants, and a provision for maturity acceleration upon the occurrence of stated events of default.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of March 31, 2020, but require disclosure of their fair values: cash and cash equivalents, a money market fund, accounts receivable and accounts payable. The estimated fair value of such instruments as of March 31, 2020, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three months ended March 31, 2020. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
SJW Group has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. These contracts are based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Investments” on SJW Group’s consolidated balance sheets. As of March 31, 2020, the value of the company owned life insurance was $7,207 of which $3,650 was related to assets to fund CTWS’s supplemental retirement plan agreements. As of December 31, 2019, the value of the company owned life insurance was $7,086 of which $3,829 was related to assets to fund CTWS’s supplemental retirement plan agreements. In addition to life insurance contracts, CTWS’s supplemental retirement plan agreements are also funded with a Rabbi Trust.
The following tables summarize the fair values of the Rabbi Trust investment assets to fund CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts by major categories as of March 31, 2020, and December 31, 2019:

		Fair Value Measurements at March 31, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$132	132	—	—
Mutual funds	1,802	1,802	—	—
Fixed income	672	672	—	—
Total	$2,606	2,606	—	—

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

		Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20	20	—	—
Mutual funds	834	834	—	—
Fixed income	2,329	2,329	—	—
Total	$3,183	3,183	—	—
The fair value of SJW Group’s long-term debt was approximately $1,417,613 and $1,396,205 as of March 31, 2020, and December 31, 2019, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $1,339,307 and $1,305,869 as of March 31, 2020, and December 31, 2019, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.

Note 8.	Regulatory Rate Filings
California Regulatory Affairs
On July 20, 2018, the CPUC issued an Order Instituting Investigation (“OII”) No. 18-07-007 concerning SJW Group’s then proposed merger with CTWS. A Scoping Memorandum was issued on September 7, 2018, which identified the issues to be considered in the proceeding as to whether the proposed merger is subject to CPUC approval and to evaluate the merger’s likely impacts within California. On September 14, 2018, SJW Group and SJWC submitted joint comments in response to the issues identified in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. A Public Participation Hearing was held on January 31, 2019. On March 4, 2019, the CPUC suspended this proceeding due to SJW Group’s announcement of its intention to file a new merger approval application with the Connecticut Public Utilities Regulatory Authority (“PURA”). On April 3, 2019, SJW Group and CTWS jointly filed a new merger application with PURA. After securing the required approvals from both PURA and the MPUC, SJW Group announced the close of the merger on October 9, 2019, and notified the CPUC accordingly. As of March 31, 2020, the OII is still pending with the CPUC.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which SJWC was named as Respondent. The OII will determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into SJWC’s billing practice.  CPED calculated a refund obligation of approximately $2,061 for the years 2014 to 2016 that had been the subject of SJWC’s Advice Letter No. 510.  CPED calculated a further refund obligation of approximately $1,990 for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4,935.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on SJWC in amounts ranging from $0.5 to $50 per offense, per day. On July 24, 2019, SJWC and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over SJWC’s past customer billing practices. The Agreement requires the company to pay approximately $2,100 in customer credits, consisting of $1,757 for refunds during the period from 1987 to 2011 and an additional $350 in customer credits to low income water customers, and invest $5,000 in utility plant that is not allowed an investment return or rate recovery. The Agreement was subject to final approval by the CPUC. A CPUC Presiding Officer’s Decision approved the Agreement in December 2019, but an appeal was filed in January 2020 by a group of SJWC customers. A final CPUC decision approving the Agreement and dismissing the appeal was approved on February 27, 2020, and concluded this proceeding. Advice Letter No. 545 was filed on March 13, 2020, requesting authorization to provide refunds to customers. For a typical residential customer with a 3/4-inch meter, the one-time refund will be $5.52 dollars.  This advice letter was approved effective April 12, 2020, and SJWC began issuing refunds shortly thereafter.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

On June 19, 2019, the CPUC issued its final decision resolving the remaining issues in SJWC’s GRC. Decision 19-06-010 denied the establishment of a WRAM/SRM and authorized the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account balance of $1,243. SJWC filed Advice Letter No. 534 on August 1, 2019, to recover this amount via a surcharge over a three-year period. The CPUC rejected the advice letter on October 10, 2019, citing an error and recommended a correction and a new filing for recovery. SJWC filed to correct the record and received the CPUC’s decision on April 10, 2020. Advice Letter 548 was filed on April 24, 2020, requesting recovery of $1,224 via a 36-month surcharge. The adjustment in the memorandum account balance reflected project costs incurred after September 30, 2016, which are not allowable per Decision 19-06-010. This request is pending before the CPUC.
SJWC filed Advice Letter No. 537 with the CPUC requesting authorization to refund the balance in its 2018 Tax Accounting Memorandum Account as required by the GRC decision on October 18, 2019.  On December 3, 2019, Advice Letter 537-A was filed to refund the balance via a one-time surcredit. For a typical residential customer with a 3/4-inch meter, the one-time refund will be $20.84 dollars per customer.  This advice letter was approved effective January 21, 2020, and refunds to customers began on January 27, 2020.
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
On December 6, 2019, SJWC filed Application No. 19-12-002 with the CPUC requesting approval for cost recovery to deploy Advanced Metering Infrastructure throughout its service area.  The application seeks revenue increases of $2,315 or 0.61% in 2021, $3,960 or 1.04% in 2022, and $2,510 or 0.65% in 2023, and $341 or 0.09% in 2024 based on current rates in effect.  A decision from the CPUC is anticipated in the fourth quarter of 2020.
On January 22, 2020, SJWC, along with three other California water utilities, filed a joint request for a one-year deferment on the Cost of Capital filings which would otherwise be due on May 1, 2020. Postponing the filing one year would alleviate administrative processing costs on the utilities as well as the CPUC staff, and provide relief for both CPUC and utility resources already strained by numerous other proceedings. The request is conditioned on no changes to the current Water Cost of Capital Mechanism in place during the one-year deferment. On March 11, 2020, the CPUC approved the request.
On March 19, 2020, SJWC filed Advice Letter 546 to extend customer protections listed in the company’s Disaster Relief Customer Protections and Outreach Plan as required by the CPUC in response to the Coronavirus (“COVID-19”) pandemic. The filing also activated SJWC’s Catastrophic Event Memorandum Account (“CEMA”) to track costs related to the company’s response which include labor and materials, anticipated increase in bad debt from the suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. The customer protections and CEMA were approved effective March 4, 2020. SJWC anticipates requesting recovery of the COVID-19 pandemic response costs in a future GRC or other filings.
Connecticut Regulatory Affairs
As of March 31, 2020, Water Infrastructure Conservation Adjustment (“WICA”) surcharges for Connecticut Water and Avon Water were 3.24% and 9.31%, respectively.  HVWC does not currently have an approved WICA surcharge.  On January 28, 2020, Connecticut Water filed a WICA application representing an additional 2.6% surcharge, for a cumulative WICA surcharge of 5.84%. Additionally, on February 7, 2020, Connecticut Water filed its annual WICA reconciliation which called for a 0.09% reduction of the WICA surcharge. On March 25, 2020, Connecticut Public Utilities Regulatory Authority (“PURA”) approved a net cumulative 5.75% surcharge for Connecticut Water which became effective on customers’ bills on April 1, 2020.
On March 3, 2020, the Company filed an application, Docket No. 20-03-04, with PURA to merger Avon Water and HVWC with and into Connecticut Water.  The application is to streamline borrowings, regulatory filings and internal administrative tasks associated with maintaining separate corporate entities.
On March 12, 2020, PURA issued Docket No. 20-03-15 to establish a State of Emergency Utility Shut-off Moratorium for the COVID-19 pandemic. The moratorium ordered regulated utility companies to refrain from terminating utility service to residential customers, except for safety reasons until May 1, 2020, or until such other time as determined by the PURA. In the same docket, PURA further directed the public service companies to maintain a detailed record of costs incurred and revenues lost as a result of implementing its orders in the docket and may establish a regulatory asset to track incurred costs.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

Texas Regulatory Affairs
As required, CLWSC submitted on January 27, 2020, its Water Pass-Through Charge (“WPC”) true-up report for the Canyon Lake area systems 2019 purchased water costs. The WPC is the annual filing to change the component of CLWSC’s water rates for changes in purchased water costs since the last annual true-up report. Two WPC true-up reports were filed to report 2019 costs. The changes in the purchased water costs for the Deer Creek Ranch water system resulted in a decrease in the usage charge from $2.19 dollars to $2.02 dollars per thousand gallons, and an increase in the monthly base charge of $3.04 dollars per residential account. These Deer Creek Ranch rate changes became effective October 1, 2019. The 2019 WPC true-up report for the water systems located in the Canyon Lake area resulted in a reduction of the WPC usage rate from $1.05 dollars to $0.95 dollars per thousand gallons which became effective on February 1, 2020. The WPC filings for Deer Creek Ranch and the Canyon Lake area were approved by the Public Utilities Commission of Texas (“PUCT”) and a new tariff with the WPC rates has been issued.
In connection with the disaster declaration in Texas, the PUCT issued Order No. 50664-106 and Accounting Order No. 50664-108 that are effective during the COVID-19 pandemic. CLWSC has responded to these orders by stopping disconnections for nonpayment of utility bills, and not charging fees for late payment. The orders also instructs utilities to record the incremental costs and lost revenues from the COVID-19 pandemic in a regulatory tracking account for recovery in future rates.
Maine Regulatory Affairs
On December 20, 2019, Maine Water filed for a general a rate increase for their Skowhegan Division seeking approximately $221, or 14.7%, in additional revenue with the Maine Public Utilities Commission (“MPUC”). A final decision from the MPUC is expected in the second quarter of 2020.  On January 20, 2020, Maine Water filed Water Infrastructure Surcharge (“WISC”) applications with the MPUC in four divisions requesting an increase between 1.76% and 3.00%, representing approximately $371 in additional revenues. The WISC applications were approved on February 26, 2020 and the surcharges became effective March 1, 2020.
On March 16, 2020, MPUC issued an emergency moratorium on utility disconnection activities in connection to the COVID-19 pandemic. The moratorium directed public utility companies not to engage in any disconnection activities including disconnection notices for all classes of customers until further notice from MPUC. Maine Water is tracking COVID-19 related costs for potential future recovery in rates charged to customers.

Note 9.	Balancing and Memorandum Accounts
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC.
Balancing and memorandum accounts are recognized by SJWC when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”) and Water Revenue Adjustment (“WRA”), SJWC and CTWS follow the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period, offset by applicable drought surcharges.
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

On December 19, 2019, the CPUC denied the recovery of the 2018 WCMA in Advice Letter No. 532 and no longer approved the tracking of WCMA balances. Due to the decision, SJWC believes WCMA tracking no longer meets the probability criteria under ASC Topic 980-605-25. For the three months ended March 31, 2019, SJWC recognized a regulatory liability of $752 due to sales in excess of authorized usage accumulated in the 2019 WCMA account. Since the balance represents an amount due to customers, SJWC recorded a regulatory liability for the amount with a corresponding reduction to revenues. SJWC also recognized a regulatory liability of $309 due to sales in excess of authorized usage accumulated in the 2018 WCMA account for the three months ended March 31, 2019 based on ASC Topic 980-605-25. As of March 31, 2019, a reserve of $80 was recorded which is the estimated amount that would not be collected within the 24-month period, as required by the guidance. The amounts have been reflected in the 2018 WCMA and 2019 WCMA balances shown in the table below.

	Three months ended March 31, 2020				Three months ended March 31, 2019
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
2014-2017 WCMA	$708	—	(43)	665	$7,750	—	(838)	6,912
2018 WCMA	—	—	—	—	9,386	(389)	—	8,997
2019 WCMA	—	—	—	—	—	(752)	—	(752)
2012 General Rate Case true-up	752	—	—	752	11,328	95	(1,271)	10,152
Cost of capital memorandum account	(1,553)	(5)	—	(1,558)	(1,523)	(9)	—	(1,532)
Tax memorandum account	(6,643)	(3)	6,978	332	(6,504)	(41)	—	(6,545)
All others	4,796	1,765	(94)	6,467	5,112	1,707	(570)	6,249
Total revenue accounts	$(1,940)	1,757	6,841	6,658	$25,549	611	(2,679)	23,481
Cost-recovery accounts:
Water supply costs	4,328	767	(34)	5,061	9,617	(745)	(655)	8,217
Pension	2,449	415	22	2,886	(1,843)	184	422	(1,237)
All others	446	1	(4)	443	1,090	3	(78)	1,015
Total cost-recovery accounts	$7,223	1,183	(16)	8,390	$8,864	(558)	(311)	7,995

Total	$5,283	2,940	6,825	15,048	$34,413	53	(2,990)	31,476

As of March 31, 2020, the total balance in SJWC’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,780. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

Note 10.	Regulatory Assets and Liabilities
Regulatory assets and liabilities are comprised of the following as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Regulatory assets:
Income tax temporary differences, net	$4,829	2,433
Postretirement pensions and other medical benefits	75,434	73,525
Business combinations debt premium, net	24,385	25,020
Balancing and memorandum accounts, net	15,048	5,283
Water Revenue Adjustment (“WRA”)	5,648	9,108
Other, net	6,934	5,048
Total regulatory assets, net in Consolidated Balance Sheets	132,278	120,417
Less: current regulatory asset, net	6,129	6,472
Total regulatory assets, net, less current portion	$126,149	113,945

Note 11.	Business Combination
On October 9, 2019, SJW Group completed its previously announced acquisition of CTWS pursuant to the terms of the Second Amended and Restated Agreement and Plan of Merger, dated as of August 5, 2018, by and among SJW Group, Hydro Sub, Inc., a Connecticut corporation and a wholly-owned subsidiary of SJW Group, and CTWS. CTWS provides water service to approximately 138,000 connections that serve a population of approximately 480,000 people in 80 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. In addition, CTWS has a real estate company in Connecticut which provides property management services.
SJW Group acquired all of the outstanding stock of CTWS for $70.00 per share in cash (without interest and less any applicable withholding taxes). The total cash purchase price was approximately $838,476, less cash received of $3,011, and approximately $6,384 related to outstanding awards of restricted stock units and deferred share units assumed in connection with the merger. SJW Group financed the acquisition with net proceeds from its December 2018 sale of 7,762,000 shares of common stock of approximately $411,077, and the October 2019 issuance of $427,398 in new fixed rate term loans. SJW Group raised an additional $18,463 in the debt financing to partially finance transaction costs incurred in connection with the CTWS acquisition. Along with the acquisition debt financing, SJW Group raised $60,000 of new proceeds used to partially refinance certain CTWS short-term borrowings on its existing lines of credit after the CTWS acquisition closed.
Management estimated the preliminary fair values of net tangible and intangible assets acquired and the excess of the consideration transferred over the aggregate of such fair values was recorded as goodwill. The preliminary value of the acquired deferred tax assets and deferred tax liabilities are based on a preliminary analysis, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). In addition, management is still gathering information necessary to complete the recognition and measurement of the opening balance sheet.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

The following table summarizes the estimated preliminary fair value of assets acquired and liabilities assumed as of March 31, 2020.

Fair Value
Assets acquired:
Utility plant, net	$750,703
Nonutility plant	848
Current assets	42,673
Investments	12,489
Regulatory assets and deferred charges, less current portion	83,132
Other intangible assets	17,181
Other assets	2,592
Goodwill	626,523
Total assets acquired	1,536,141
Liabilities assumed:
Long-term debt	281,009
Current liabilities, including maturities of long-term debt	125,772
Deferred income taxes	107,789
Postretirement benefit plans	31,789
Contributions in aid of construction and construction advances	137,327
Other long-term liabilities	10,607
Total liabilities assumed	694,293
Assumed equity	$841,848

Other intangible assets primarily consists of customer relationships.
The goodwill balance is primarily attributable to assembled workforce and diversification of markets both from a geographic and regulatory perspective. We do not expect the goodwill recognized in connection with the transaction will be deductible for income tax purposes.
Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed.

Note 12.	Subsequent Events
On April 24, 2020, SJW Group and SJW Land Company entered into a Termination and Payoff agreement with JPMorgan Chase Bank, N.A. as the lender (the “Lender”) to terminate the SJW Group and SJW Land $15,000 credit agreement, effective as of April 29, 2020.
On May 11, 2020, the SJWC entered into a Second Amendment (the “Second Amendment”) to the SJWC’s existing $125,000 credit agreement, dated as of June 1, 2016, with the Lender, as amended by the First Amendment, dated January 12, 2018 (collectively, the “Existing SJWC Credit Agreement”), with the Lender. The Second Amendment amends the Existing SJWC Credit Agreement to, among other things, increase the total commitment by $15,000, from $125,000 to $140,000.
On May 11, 2020, SJWC entered into a $50,000 credit agreement (the “New SJWC Credit Agreement”) with the Lender. Proceeds of borrowings under the New SJWC Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The New SJWC Credit Agreement has a maturity date of November 11, 2020.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
March 31, 2020
(in thousands, except share and per share data)

Borrowings under the New SJWC Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBOR (as defined in the New SJWC Credit Agreement) rate. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) will bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5%, and (c) the adjusted LIBOR rate for a one-month interest period on such day plus 1% plus (ii) the Applicable Rate (as defined in the New SJWC Credit Agreement), which is determined based on a pricing grid that is dependent upon the credit rating of the company as determined by either S&P or Moody’s. Eurodollar borrowings under the New SJWC Credit Agreement will bear interest at a rate per annum equal to (i) the adjusted LIBOR rate for the interest period in effect plus (ii) the Applicable Rate.
The New SJWC Credit Agreement contains customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. The New SJWC Credit Agreement also includes certain financial covenants that require the company to maintain a maximum funded debt to capitalization ratio and a minimum interest coverage ratio and to limit the company’s maximum consolidated cash balance.

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
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

General:
SJW Group is a holding company with four wholly-owned subsidiaries: San Jose Water Company (“SJWC”), SJWNE LLC as of October 9, 2019, SJWTX, Inc. and SJW Land Company.
SJWC is a public utility in the business of providing water service to approximately 232,000 connections that serve a population of approximately one million people in an area comprising approximately 139 square miles in the metropolitan San Jose, California area.
The principal business of SJWC consists of the production, purchase, storage, purification, distribution, wholesale, and retail sale of water. SJWC provides water service to customers in portions of the cities of San Jose and Cupertino and in the cities of Campbell, Monte Sereno, Saratoga and the Town of Los Gatos, and adjacent unincorporated territories, all in the County of Santa Clara in the State of California. SJWC distributes water to customers in accordance with accepted water utility methods which include pumping from storage and gravity feed from high elevation reservoirs. SJWC also provides non-tariffed services under agreements with municipalities and other utilities. These non-tariffed services include water system operations, maintenance agreements, and antenna site leases.
SJWC has utility property including land held in fee, impounding reservoirs, diversion facilities, wells, distribution storage, and all water facilities, equipment, office buildings and other property necessary to supply its customers. Under Section 851 of the California Public Utilities Code, properties currently used and useful in providing utilities services cannot be disposed of unless California Public Utilities Commission (“CPUC”) approval is obtained.
SJWC also has approximately 411 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside areas adjacent to SJWC’s various watershed properties.
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
Connecticut Water Service, Inc. (“CTWS”), headquartered in Connecticut, is a holding company for water utilities companies providing water service to approximately 138,000 connections that serve a population of approximately 480,000 people in 80 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. As part of the merger transaction between SJW Group and CTWS on October 9, 2019, CTWS became a wholly-owned subsidiary of SJWNE LLC which is a wholly-owned subsidiary of SJW Group. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”) and The Maine Water Company (“Maine Water”). The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
CTWS also offers Linebacker, an optional service line protection program offered by CTWS to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home. For customers who enroll in this program, CTWS will repair or replace a leaking or broken water service line and related equipment. Additionally, NEWUS offers expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages.
The properties of CTWS consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, water treatment plants, pumping plants, transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout Connecticut and Maine. In certain cases, Connecticut Water and Maine Water are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.
SJW Land Company owned the following real properties during the three months ended March 31, 2020:

				% for Three months ended March 31, 2020 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	48%	40%
Commercial building	Knoxville, Tennessee	15	135,000	52%	60%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	103	N/A	N/A	N/A
As of March 31, 2020, Chester Realty, Inc. owns less than 100 acres of property in the State of Connecticut.

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

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
Real Estate Services:
SJW Group’s real estate investment activity is conducted through SJW Land Company. As noted above, SJW Land Company owns undeveloped land and operates commercial buildings in Tennessee. SJW Land Company also owns a limited partnership interest in 444 West Santa Clara Street, L.P. The partnership had a commercial building in San Jose, California that was sold in the second quarter of 2017. SJW Land Company manages its income producing and other properties until such time a determination is made to reinvest proceeds from the sale of such properties. Chester Realty, Inc. owns and operates land and commercial buildings in the State of Connecticut. Chester Realty, Inc. manages its income producing and other properties until such time a determination is made to reinvest proceeds from sale of such properties. SJW Land Company and Chester Realty, Inc.’s real estate investments diversify SJW Group’s asset base.

Critical Accounting Policies:
The discussion and analysis of our financial condition and results of operations is based on the accounting policies used and disclosed in our 2019 consolidated financial statements and accompanying notes that were prepared in accordance with accounting principles generally accepted in the United States of America and included as part of our annual report on Form 10-K for the year ended December 31, 2019, that was filed with the SEC on March 2, 2020.
Our critical accounting policies are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2019. There have been no changes in our critical accounting policies. Our significant accounting policies are described in our notes to the 2019 consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements:
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20: “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans,” which aims to improve the overall usefulness of disclosure to financial statement users and reduce unnecessary costs to companies when preparing defined benefit plan disclosures.  This update is effective for SJW Group’s Form 10-K for the year ending December 31, 2020.  Retrospective adoption is required and early adoption is permitted.  Management is currently evaluating the effect that the new standard will have on its defined benefit plan disclosures.

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
Overview
SJW Group’s consolidated net income for the three months ended March 31, 2020, was $2,417, a decrease of $3,456, or approximately 59%, from $5,873 for the same period in 2019. The decrease in net income for the three months ended March 31, 2020, was primarily due to an increase in production expenses at SJWC due to a decrease in the use of available surface water and an increase in customer usage, and an increase in interest on long-term debt used to acquire SJWNE LLC and issuance of SJWC’s Series M note. These increases were partially offset by the addition of net income from the company’s new SJWNE LLC utility operations, and customer usage and rate increases at SJWC.an increase in operating revenue.
Operating Revenue

	Operating Revenue by Segment
	Three months ended March 31,
	2020	2019
Water Utility Services	$114,384	76,316
Real Estate Services	1,370	1,366
	$115,754	77,682

The change in consolidated operating revenues was due to the following factors:

	Three months ended March 31, 2020 vs. 2019
	Increase/(decrease)
Water Utility Services:
Consumption changes	$6,029	7%
Increase in customers	425	1%
Rate increases	3,508	5%
Balancing and memorandum accounts:
Water Conservation Memorandum Account (“WCMA”)	1,140	2%
All others	(438)	(1)%
SJWNE LLC	27,404	35%
Real Estate Services	4	—%
	$38,072	49%
Operating Expense

	Operating Expense by Segment
	Three months ended March 31,
	2020	2019
Water Utility Services	$97,378	61,426
Real Estate Services	831	891
All Other	2,118	2,957
	$100,327	65,274
The change in consolidated operating expenses was due to the following factors:

	Three months ended March 31, 2020 vs. 2019
	Increase/(decrease)
Water production expenses:
Change in surface water use	$5,437	8%
Change in usage and new customers	5,292	8%
Purchased water and groundwater extraction charge and energy price increase	1,523	2%
Balancing and memorandum accounts cost recovery	(1,512)	(2)%
SJWNE LLC	6,256	10%
Total water production expenses	16,996	26%
Administrative and general	9,202	14%
Balance and memorandum account cost recovery	(231)	—%
Maintenance	1,761	2%
Property taxes and other non-income taxes	3,335	5%
Depreciation and amortization	6,237	10%
Merger related expenses	(2,247)	(3)%
	$35,053	54%
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
The Connecticut water utility services’ infrastructure consists of 65 noncontiguous water systems in the State of Connecticut.  These systems, in total, consist of approximately 1,800 miles of water main and reservoir storage capacity of 2.4 billion gallons.  The dependable yield from our 235 active wells and 18 surface water supplies is approximately 65 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.
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
Maine Water’s infrastructure consists of 12 noncontiguous water systems in the State of Maine.  These systems, in total, consists of approximately 500 miles of water main and reservoir storage capacity of 7.0 billion gallons.  The dependable yield from our 14 active wells and 7 surface water supplies is approximately 120 million gallons per day.  Water sources vary among the individual systems, but overall approximately 80% of the total dependable yield comes from surface water supplies and 20% from wells.
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended March 31,		Increase/ (decrease)	% of Total Change
	2020	2019
Purchased water	3,635	3,162	473	7%
Groundwater	4,345	1,832	2,513	38%
Surface water	2,051	1,577	474	7%
Reclaimed water	86	45	41	1%
	10,117	6,616	3,501	53%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for March 31, 2020, and 2019 approximated 8.0% and 6.6%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on an acquisition-to-date basis for the period ending March 31, 2020 was approximately 16.1% as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by WICA and WISC main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses for the three months ended March 31, 2020, compared to the same period in 2019, was primarily attributable to the new SJWNE LLC operations, a decrease in the use of surface water, an increase in customer usage and higher per unit costs for purchased water, groundwater extraction and energy charges, offset by a decrease in cost-recovery balancing and memorandum accounts. Effective July 1, 2019, Valley Water increased the unit price of purchased water by approximately 6.1% and the groundwater extraction charge by approximately 6.6%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $18,057 for the three months ended March 31, 2020, compared to the same period in 2019. The increase was primarily attributable to an increase of $15,951 due to the new SJWNE LLC operations, and increases of $1,533 in administrative and general expenses primarily due to legal and accounting fees, $1,106 in depreciation and amortization expense due to increases in utility plant, and an increase of COVID-19 related reserves and expenses of $555, partially offset by a decrease in merger related expenses due to the completion of the merger with CTWS.
Other (Expense) Income
For the three months ended March 31, 2020, compared to the same periods in 2019, the change in other (expense) income was primarily due to an increase in interest on long-term debt as a result of the issuance of SJW Group’s Series 2019A, B and C notes and SJWC’s Series M note. In addition, interest income decreased due to use of previously invested money market funds for the merger with CTWS.
Provision for Income Taxes
For the three months ended March 31, 2020, compared to the same period in 2019, income tax expense decreased $1,607. The decrease in income tax expense of $1,607 is primarily due to a lower pre-tax income in the three months ended March 31, 2020 and the flow-through tax benefits of certain CTWS tax attributes. The effective consolidated income tax rates were 15% and 26% for the three months ended March 31, 2020 and 2019, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act includes, among other items, measures concerning income taxes. Many of the CARES Act’s requirements are subject to further clarification. The Company has considered the income tax provisions of the CARES Act in the first quarter of 2020.
SJW Group expects the Internal Revenue Service to issue guidance in future periods that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Cuts and Jobs Act (H.R. 1). At this time, the company has applied a reasonable interpretation of the Tax Act. Future clarification of the Tax Act may change estimated amounts.
California Water Supply
On April 1, 2020, Valley Water’s 10 reservoirs were approximately 35% of total capacity with 58,563 acre-feet of water in storage, which is 56% of the twenty-year average for this date. As reported by the Valley Water, there was 7.24 inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2019, that included one of the driest February’s on record. Rainfall at SJWC’s Lake Elsman was measured at 23.78 inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of April 1, 2020, the Valley Water reported that allocations from the state and federal water project are approximately 15% and 65%, respectively, of amounts requested in 2020. Valley Water also reported that the managed groundwater recharge from January to March in the Santa Clara Plain was 121% of the five-year average. The groundwater level in the Santa Clara Plain is approximately four feet lower than a year ago in February and nine feet higher than the five-year average. The groundwater level in the Santa Clara Plain was not measured in March due to the COVID-19 shelter in place order. According to Valley Water, the projected total groundwater storage at the end of 2020 is expected to fall within the normal stage of the Valley Water’s Water Shortage Contingency Plan.
On April 1, 2020, SJWC’s Lake Elsman contained 1,384 acre-feet of water, of which approximately 924 acre-feet can be utilized for treatment. This Lake Elsman volume represents 50% of the five-year average. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. SJWC will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the Valley Water. Production from the Montevina Surface Water Treatment Plant through the first quarter was 334 million gallons, which is 46% of the five-year average. Production at SJWC’s smaller Saratoga Water Treatment Plant through the first quarter was 48 million gallons, which is 48% of the five-year average. SJWC believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2020.
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

Liquidity:
Cash Flow from Operating Activities
During the three months ended March 31, 2020, SJW Group generated cash flows from operations of approximately $7,900, compared to $25,200 for the same period in 2019. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $17,300. This decrease was the result of a combination of the following factors: (1) decrease in collection in balancing and memorandum accounts of $13,100, (2) payments of amounts previously invoiced and accrued, which increased by $9,200, (3) an up-front payment of $5,000 for renewal of the Cupertino service concession agreement, offset by (4) an increase of $5,100 in interest accruals for new debt and debt acquired by the merger with CTWS., and (5) general working capital and net income, adjusted for non-cash items increased by $4,900.
As of March 31, 2020, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from March 31, 2019. In March 2020, the regulated utilities commissions of the respective states we operate in have made executive orders suspending water service disconnections due to non-payment from customers in light of the current stay-at-home orders, quarantines and similar governmental restrictions for the global COVID-19 pandemic. Management believes that the historical collection rate for its accounts receivable will decrease during the COVID-19 pandemic and although any financial impact is currently tracked to be filed through the rate-making process, there is no guarantee that such recovery will be approved by the respective regulatory utility commissions.
Cash Flow from Investing Activities
During the three months ended March 31, 2020, SJW Group used cash flows in investing activities of approximately $42,500, compared to $34,400 for the same period in 2019. SJW Group used approximately: (1) $38,300 of cash for company-funded capital expenditures, (2) $3,600 for developer-funded capital expenditures, and (3) $300 in utility plant retirement costs.
Water Utility Services’ budgeted capital expenditures for 2020, exclusive of capital expenditures financed by customer contributions and advances, are approximately $225,800. As of March 31, 2020, approximately $38,300 or 17% of the $225,800 has been spent.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expect to incur approximately $1.2 billion in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. A significant portion of this amount is subject to future CPUC, PURA, PUCT or MPUC approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020, increased by approximately $36,700 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings on our lines of credit of $82,200, and (2) $1,500 increase in net cash receipts from advances and contributions in aid of construction, offset by (3) a decrease in net proceeds from new long-term debt of $45,000.

Sources of Capital:
SJW Group’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
SJW Group’s unsecured senior note agreements has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2020.
SJWC’s financing activity is designed to achieve a capital structure consistent with our CPUC authorized structure of approximately 47% debt and 53% equity. As of March 31, 2020, SJWC’s funded debt and equity were approximately 49% and 51%, respectively.
Funding for SJWC’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, the issuance of equity, all of which will be consistent with regulator guidelines.
SJWC’s unsecured senior note agreements generally have terms and conditions that restrict SJWC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. SJWC was not restricted from issuing future indebtedness as a result of these terms and conditions at March 31, 2020.

SJWC’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of March 31, 2020, SJWC was in compliance with all such covenants.
CTWS has outstanding term loans with a commercial bank and under the master loan agreement, CTWS is required to comply with certain financial ratio and operational covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of March 31, 2020, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water has outstanding term loans with a commercial bank and under its master loan agreement, Connecticut Water is required to comply with financial and operational covenants substantially identical to those found in CTWS’s master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60%. As of March 31, 2020, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has tax exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and require compliance with financial and operational covenants, and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of March 31, 2020, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.
On March 12, 2020 Connecticut Water entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which Connecticut Water sold an aggregate principal amount of $35,000 of its 3.51% Senior Notes, due March 12, 2050. The notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on March 12th and September 12th of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, Connecticut Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. The closing occurred simultaneously with the signing of the note purchase agreement.
Connecticut Water’s unsecured senior notes have terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreements also requires Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio at each fiscal quarter end of no less than three-to-one. As of March 31, 2020, Connecticut Water was in compliance with all financial ratio and operational covenants under this agreement.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of March 31, 2020, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
Maine Water has First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and First Mortgage Bonds issued to One America. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65%, required compliance with various financial and operational covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of March 31, 2020, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
Maine Water has outstanding term loans with a commercial bank and under its master loan agreement. Maine Water is required to comply with financial and operational covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine is required to maintain a debt to capitalization ratio of not more than 60%. As of March 31, 2020, Maine Water was in compliance with all covenants under its master loan agreement.
HVWC has a term loan with a commercial bank, due in 2034. The loan is secured by real property owned by HVWC. The loan agreement restricts HVWC’s ability to incur additional debt and requires compliance with a funded debt to capitalization covenant and other operational covenants. As of March 31, 2020, HVWC was in compliance with all covenants of the loan.

Avon Water has a mortgage loan that is due in 2033. The loan agreement (1) generally restricts the ability of Avon Water to incur additional debt or make dividend payments other than in the ordinary course of business, and (2) requires submission of periodic financial reports as part of loan covenants. As of March 31, 2020, Avon Water was in compliance with all covenants of the loan.
As of March 31, 2020, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $235,000, of which $15,000 was available to SJW Group and SJW Land Company under a single line of credit, $5,000 was available to SJWTX, Inc. under a second line of credit, $125,000 was available to SJWC under a third line of credit, and $15,000 and $75,000 under a fourth and fifth, respectively, lines of credit was available to CTWS. At March 31, 2020, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $103,598. The lines of credit bear interest at variable rates. On April 24, 2020, SJW Group terminated the $15,000 joint unsecured bank line of credit held by SJW Group and SJW Land Company effective April 29, 2020. On May 11, 2020, SJWC amended its $125,000 unsecured line of credit to increase the lending commitment $15,000 to $140,000. In addition, on May 11, 2020, SJWC entered into an additional unsecured line of credit allowing borrowings of up to $50,000 during a six month period. The $140,000 and $50,000 lines of credit of SJWC expire on June 1, 2021 and November 11, 2020, respectively. The line of credit for SJWTX, Inc. expires on June 1, 2021. The lines of credit for CTWS expire July 1, 2020 and December 14, 2023. During 2020, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 2.91%. All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain financial covenants that require the borrower and, in some cases SJW Group, to maintain a maximum funded debt to capitalization ratio and a minimum interest coverage ratio. As of March 31, 2020, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
The condition of the capital and credit markets or the strength of financial institutions could impact SJW Group’s ability to draw on its lines of credit, issue long-term debt, sell its equity or earn interest income. In addition, government policies, the state of the credit markets and other factors could result in increased interest rates, which would increase SJW Group’s cost of capital. While our ability to obtain financing will continue to be a key risk, we believe that based on our 2020 activities, we will have access to the external funding sources necessary to implement our on-going capital investment programs in the future. On October 16, 2019, Standard & Poor’s Ratings Service initiated coverage on SJW Group assigning a company rating of A-, with a stable outlook and affirming its company rating of SJWC of A, with a stable outlook.  In addition, on October 14, 2019, S&P affirmed its ratings of CTWS and Connecticut Water of A- with a stable outlook.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
SJW Group is subject to market risks in the normal course of business, including changes in interest rates, pension plan asset values, and equity prices. The exposure to changes in interest rates can result from the issuance of debt and short-term funds obtained through the company’s variable rate lines of credit. SJWC and Connecticut Water sponsor noncontributory pension plans for its employees. Pension costs and the funded status of the plans are affected by a number of factors including the discount rate, mortality rates of plan participants, investment returns on plan assets, and pension reform legislation.
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
There has been no change in internal control over financial reporting during the first fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2019 and our other public filings, which could materially affect our business, financial condition or future results. Other than the risk factors listed and referenced below, there have been no material changes from risk factors previously disclosed in “Risk Factors” in SJW Group’s Form 10-K for the year ended December 31, 2019.
Our business, financial condition, and results of operations may be negatively impacted by the COVID-19 pandemic.
We are subject to risks related to the global pandemic associated with the coronavirus (“COVID-19”). COVID-19 has spread to all 50 states in the U.S. and the President has declared the COVID-19 pandemic a national emergency. Numerous governmental jurisdictions, including the States of California, Connecticut, Maine and Texas where we maintain our water utility operations, have imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our suppliers, employees and offices, among others.
In California, Governor Gavin Newsom signed an executive order suspending water service disconnections due to non-payment by customers retroactive to March 4, 2020 and until further notice. In Connecticut and Maine, in accordance with PURA and MPUC moratorium rulings on March 12, 2020 and March 16, 2020, respectively, we have halted shutoff for nonpayment. PUCT in Texas also ordered on March 13, 2020 public utilities to suspend water service disconnections and late fees charged to customers. These and other events associated with the COVID-19 pandemic will reduce the incentive and ability of our residential and commercial customers to pay their water services bills on time, if at all, which would negatively impact our result of operations. Furthermore, a significant portion of our revenue is derived from water usage by commercial customers. As many of these customers have suspended or terminated their business operations to comply with government orders, their water usage may decline significantly or cease, which could adversely affect our revenue. Connecticut Water and Heritage Village have an approved regulatory mechanism for a water revenue adjustment that provides for recovery of the companies’ authorized annual revenues through a customer surcharge or credit that mitigates the impact of reduced usage but will not cover losses for non-payment or bad debt. Furthermore, while we expect to recover some of the revenue loss and costs through the rate-making process, there is no guarantee that such recovery will be approved by the regulated utility authorities in a timely manner, or at all.
In addition to loss of revenue, we are subject to the following risks resulting from the COVID-19 pandemic and related events:

•
the financial impact of the COVID-19 pandemic may require us to reassess the goodwill recorded by SJW Group following the completion of our merger with CTWS in October 2019, and such reassessment may result in a future significant or material impairment of our goodwill asset;

•
we may encounter difficulties and disruptions in communication and coordination among our employees, partners, customers and others, which may reduce our productivity and interfere with our normal operations;

•
our existing and planned infrastructure improvement projects may be interrupted or delayed by COVID-19 government orders or restrictions or supply shortages, which may negatively impact our ability to maintain our infrastructure and provide reliable services to customers. In addition, this may reduce our expenditures on capital improvements, which may in turn impact the rate decisions by CPUC, PURA, PUCT and MPUC.

•	widespread COVID-19 disease could impact the health of our employees and management team, which may disrupt our business operations; and

•
a recession, stock market correction, or debt market disruptions resulting from the spread of COVID-19 could materially affect our business, our results of operations, our cash flow, and the value of our common stock, which may make it more difficult for us to access capital in equity and debt markets.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We cannot predict when this pandemic will end and when related governmental orders and restrictions will be eased or lifted, and any extension or prolonged implementation of these measures will further adversely affect our business and financial results. Even after such orders and restrictions are eased or lifted, the severe economic impact on the jurisdictions and areas in which we operate may last for an extended period of time and continue to adversely affect our business, and there is no guarantee that we will be able to act quickly to return to our normal operations.

ITEM 5.	OTHER INFORMATION
Quarterly Dividend
On April 29, 2020, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.32 per share of common stock. The dividend will be paid on June 1, 2020, to stockholders of record as of the close of business on May 11, 2020.
Credit Agreements with JPMorgan Chase Bank, N.A.
On May 11, 2020, the SJWC entered into a Second Amendment (the “Second Amendment”) to the SJWC’s existing $125 million credit agreement, dated as of June 1, 2016, with the JPMorgan Chase Bank, N.A. (the “Lender”), as amended by the First Amendment, dated January 12, 2018 (collectively, the “Existing SJWC Credit Agreement”), with the Lender. The Second Amendment amends the Existing SJWC Credit Agreement to, among other things, increase the total commitment by $15 million, from $125 million to $140 million.
On May 11, 2020, SJWC entered into a $50 million credit agreement (the “New SJWC Credit Agreement”) with the Lender. Proceeds of borrowings under the New SJWC Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The New SJWC Credit Agreement has a maturity date of November 11, 2020.
Borrowings under the New SJWC Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBOR (as defined in the New SJWC Credit Agreement) rate. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) will bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5%, and (c) the adjusted LIBOR rate for a one-month interest period on such day plus 1% plus (ii) the Applicable Rate (as defined in the New SJWC Credit Agreement), which is determined based on a pricing grid that is dependent upon the credit rating of the company as determined by either S&P or Moody’s. Eurodollar borrowings under the New SJWC Credit Agreement will bear interest at a rate per annum equal to (i) the adjusted LIBOR rate for the interest period in effect plus (ii) the Applicable Rate.
The New SJWC Credit Agreement contains customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. The New SJWC Credit Agreement also includes certain financial covenants that require the company to maintain a maximum funded debt to capitalization ratio and a minimum interest coverage ratio and to limit the company’s maximum consolidated cash balance.
The foregoing description of the New SJWC Credit Agreement and the Second Amendment and the transactions contemplated thereby is qualified in its entirety by reference to the full text of the New SJWC Credit Agreement and Second Amendment, copies of which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Form 10-Q and incorporated herein by reference.
Information Web Sites
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Credit Agreement, dated May 11, 2020, between San Jose Water Company and JPMorgan Chase Bank, N.A. (1)

10.2	Second Amendment to Credit Agreement, dated May 11, 2020, between San Jose Water Company and JPMorgan Chase Bank, N.A. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)	Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	May 11, 2020	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)