Form 10-Q
period 2020-06-30
SJW GROUP
filed 2020-08-10
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of August 4, 2020, there were 28,532,903 shares of the registrant’s Common Stock outstanding.

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
The accuracy of such statements is subject to a number of risks, uncertainties and assumptions including, but not limited to, the following factors:

•
the effect of water, utility, environmental and other governmental policies and regulations, including actions concerning rates, authorized return on equity, authorized capital structures, capital expenditures and other decisions;

•	changes in demand for water and other services;

•	the impact of the Coronavirus (“COVID-19”) pandemic on our business operation and financial results;

•	unanticipated weather conditions and changes in seasonality;

•	climate change and the effects thereof;

•	the risk that the benefits expected from the merger of SJW Group and Connecticut Water Service, Inc. (the “Merger”) will not be realized;

•	the risk that the integration of Connecticut Water Service, Inc. will be more difficult, time-consuming or expensive than anticipated;

•	the outcome of the California Public Utilities Commission’s investigation into the Merger;

•	unexpected costs, charges or expenses resulting from the Merger or otherwise;

•	our ability to successfully evaluate investments in new business and growth initiatives;

•	the risk of work stoppages, strikes and other labor-related actions;

•	catastrophic events such as fires, earthquakes, explosions, floods, ice storms, tornadoes, hurricanes, terrorist acts, physical attacks, cyber-attacks, or other similar occurrences;

•	changes in general economic, political, business and financial market conditions;

•
the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings, changes in interest rates, compliance with regulatory requirements, compliance with the terms and conditions of our outstanding indebtedness and general stock and debt market conditions; and

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

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUE	$147,209	102,965	$262,963	180,647
OPERATING EXPENSE:
Production Expenses:
Purchased water	25,889	26,381	41,823	40,043
Power	3,426	1,493	6,151	2,653
Groundwater extraction charges	18,583	9,100	33,611	15,963
Other production expenses	10,280	5,159	20,373	10,258
Total production expenses	58,178	42,133	101,958	68,917
Administrative and general	17,772	13,408	39,388	25,699
Maintenance	5,334	4,729	11,420	9,054
Property taxes and other non-income taxes	7,102	3,848	14,565	7,976
Depreciation and amortization	22,753	15,101	44,135	30,246
Merger related expenses	—	1,775	—	4,376
Total operating expense	111,139	80,994	211,466	146,268
OPERATING INCOME	36,070	21,971	51,497	34,379
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(13,180)	(6,714)	(26,464)	(12,505)
Pension non-service cost	(7)	(907)	(52)	(1,828)
Interest income on money market fund	—	2,342	—	4,174
Gain on sale of real estate investments	—	745	—	745
Other, net	1,048	517	1,805	907
Income before income taxes	23,931	17,954	26,786	25,872
Provision for income taxes	4,210	4,192	4,648	6,237
NET INCOME BEFORE NONCONTROLLING INTEREST	19,721	13,762	22,138	19,635
Less net income attributable to the noncontrolling interest	—	224	—	224
SJW GROUP NET INCOME	19,721	13,538	22,138	19,411
Other comprehensive income (loss), net	10	—	(125)	—
SJW GROUP COMPREHENSIVE INCOME	$19,731	13,538	$22,013	19,411
SJW GROUP EARNINGS PER SHARE
Basic	$0.69	0.48	$0.78	0.68
Diluted	$0.69	0.47	$0.77	0.68
DIVIDENDS PER SHARE	$0.32	0.30	$0.64	0.60
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,507,940	28,440,221	28,498,649	28,431,764
Diluted	28,683,208	28,526,022	28,678,715	28,516,927

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Utility plant:
Land	$34,929	34,395
Depreciable plant and equipment	3,031,451	2,988,454
Construction in progress	144,429	112,232
Intangible assets	32,826	33,424
	3,243,635	3,168,505
Less accumulated depreciation and amortization	1,004,776	962,019
	2,238,859	2,206,486
Real estate investments	58,023	57,699
Less accumulated depreciation and amortization	14,197	13,597
	43,826	44,102
CURRENT ASSETS:
Cash and cash equivalents:
Cash	23,317	12,944
Restricted cash	—	5,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts	44,880	36,305
Income tax	2,783	8,837
Other	2,043	2,833
Accrued unbilled utility revenue	55,398	40,102
Current regulatory assets, net	5,691	6,472
Other current assets	11,431	9,553
	145,543	122,046
OTHER ASSETS:
Net regulatory assets, less current portion	132,539	113,945
Investments	13,493	12,928
Goodwill	628,343	628,287
Other	7,374	4,676
	781,749	759,836
	$3,209,977	3,132,470

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 28,516,705 on June 30, 2020 and 28,456,508 on December 31, 2019	$29	28
Additional paid-in capital	508,098	506,639
Retained earnings	387,003	383,191
Accumulated other comprehensive income	1	126
Total stockholders’ equity	895,131	889,984
Long-term debt, less current portion	1,315,979	1,283,597
	2,211,110	2,173,581
CURRENT LIABILITIES:
Line of credit	146,671	117,209
Current portion of long-term debt	22,354	22,272
Accrued groundwater extraction charges, purchased water and power	26,614	17,211
Accounts payable	24,295	34,886
Accrued interest	12,390	13,140
Accrued payroll	12,064	11,570
Other current liabilities	13,578	18,279
	257,966	234,567
DEFERRED INCOME TAXES	195,116	195,598
ADVANCES FOR CONSTRUCTION	120,808	112,339
CONTRIBUTIONS IN AID OF CONSTRUCTION	288,317	286,035
POSTRETIREMENT BENEFIT PLANS	113,983	108,044
OTHER NONCURRENT LIABILITIES	22,677	22,306
COMMITMENTS AND CONTINGENCIES	—	—
	$3,209,977	3,132,470

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2019	28,456,508	$28	$506,639	$383,191	$126	$—	$889,984
Net income	—	—	—	2,417	—	—	2,417
Unrealized loss on investment, net of tax benefit of $50	—	—	—	—	(135)	—	(135)
Share-based compensation	—	—	251	(43)	—	—	208
Issuance of restricted and deferred stock units	25,781	—	(785)	—	—	—	(785)
Employee stock purchase plan	15,552	—	970	—	—	—	970
Dividends paid ($0.32 per share)	—	—	—	(9,118)	—	—	(9,118)
BALANCES, March 31, 2020	28,497,841	28	507,075	376,447	(9)	—	883,541
Net income	—	—	—	19,721	—	—	19,721
Unrealized gain on investment, net of tax of $4	—	—	—	—	10	—	10
Share-based compensation	—	—	1,009	(43)	—	—	966
Issuance of restricted and deferred stock units	18,864	1	14	—	—	—	15
Dividends paid ($0.32 per share)	—	—	—	(9,122)	—	—	(9,122)
BALANCES, June 30, 2020	28,516,705	$29	$508,098	$387,003	$1	$—	$895,131

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2018	28,404,316	$28	$495,366	$393,918	$—	$—	$889,312
Net income	—	—	—	5,873	—	—	5,873
Cumulative effect of change in accounting principle, net of tax effect of $33	—	—	—	97	—	—	97
Share-based compensation	—	—	886	(16)	—	—	870
Issuance of restricted and deferred stock units	14,312	—	(132)	—	—	—	(132)
Employee stock purchase plan	15,932	—	811	—	—	—	811
Common stock issuance cost	—	—	(10)	—	—	—	(10)
Dividends paid ($0.30 per share)	—	—	—	(8,528)	—	—	(8,528)
BALANCES, March 31, 2019	28,434,560	28	496,921	391,344	—	—	888,293
Net income before noncontrolling interest	—	—	—	13,538	—	224	13,762
Distribution to noncontrolling interest	—	—	—	—	—	(224)	(224)
Share-based compensation	—	—	718	(16)	—	—	702
Issuance of restricted and deferred stock units	7,579	—	(6)	—	—	—	(6)
Dividends paid ($0.30 per share)	—	—	—	(8,532)	—	—	(8,532)
BALANCES, June 30, 2019	28,442,139	$28	$497,633	$396,334	$—	$—	$893,995

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$22,138	19,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,608	31,576
Deferred income taxes	(977)	(2,939)
Stock-based compensation	1,260	1,604
Gain on sale of real estate investments	—	(745)
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(23,081)	(11,275)
Accounts payable and other current liabilities	(9,012)	830
Accrued groundwater extraction charges, purchased water and power	9,403	3,931
Tax payable and receivable, and other accrued taxes	5,734	(41)
Postretirement benefits	4,295	1,942
Regulatory assets and liabilities related to balancing and memorandum accounts	(13,903)	6,237
Up-front service concession payment	(5,000)	—
Other noncurrent assets and noncurrent liabilities	(2,881)	(2,194)
Other changes, net	(1,244)	1,196
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,340	49,757
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(74,081)	(62,330)
Contributions in aid of construction	(5,044)	(7,800)
Additions to real estate investments	(324)	(137)
Payments to retire utility plant, net of salvage	(1,649)	(3,009)
Proceeds from sale of real estate investments	—	745
NET CASH USED IN INVESTING ACTIVITIES	(81,098)	(72,531)
FINANCING ACTIVITIES:
Borrowings on line of credit	89,196	66,000
Repayments on line of credit	(59,734)	(111,000)
Long-term borrowings	35,000	80,000
Repayments of long-term borrowings	(1,706)	—
Debt issuance and broker fee costs	(214)	(847)
Dividends paid	(18,240)	(17,060)
Receipts of advances and contributions in aid of construction	11,064	7,836
Refunds of advances for construction	(1,326)	(1,390)
Other changes, net	91	362
NET CASH PROVIDED BY FINANCING ACTIVITIES	54,131	23,901
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,373	1,127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,944	420,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,317	421,849

Cash paid during the period for:
Interest	$30,030	13,332
Income taxes	5	9,581
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	(4,166)	2,348
Utility property installed by developers	3,154	(109)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 was effective for SJW Group in the first quarter of fiscal 2020. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.
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
The major streams of revenue for SJW Group are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue from contracts with customers	$142,163	104,299	$247,299	183,227
Alternative revenue programs, net	3,049	(327)	3,553	(2,306)
Other balancing and memorandum accounts revenue, net	553	(2,376)	9,297	(3,009)
Rental income	1,444	1,369	2,814	2,735
	$147,209	102,965	$262,963	180,647

Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”), shares potentially issuable under the performance stock plans assumed through the business combination with Connecticut Water Service, Inc. (“CTWS”), and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended June 30, 2020 and 2019, 9,397 and 2,217 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the six months ended June 30, 2020 and 2019, 19,191 and 9,634 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended June 30, 2020 and 2019, the amounts allocated to administrative and general expense were $370 and $673, respectively. For the six months ended June 30, 2020, and 2019, the amounts allocated to administrative and general expense were $1,469 and $1,330, respectively.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value of stock-based payment awards.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of June 30, 2020, 179,913 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units and an additional 745,492 shares are available for award issuances under the Incentive Plan. In addition, shares are issued to employees under the company’s ESPP.
In connection with the merger with CTWS on October 9, 2019, SJW Group assumed outstanding awards of restricted stock units and deferred share units under the following stock plans: CTWS 2014 Performance Stock Program, CTWS 2004 Performance Stock Program and CTWS 1994 Performance Stock Program (collectively, the “CTWS Plan”). As of June 30, 2020, approximately 101,711 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units under the CTWS Plan.
Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income and proceeds from the exercise of any restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and six months ended June 30, 2020, and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$—	—	$171	143
Restricted stock and deferred restricted stock	1,009	718	1,089	1,461
Total compensation costs charged to income	$1,009	718	$1,260	1,604
ESPP proceeds	$—	—	$970	811

Stock, Restricted Stock and Deferred Restricted Stock
For the three months ended June 30, 2020, and 2019, SJW Group granted under the Incentive Plan 14,346 and 9,114, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $60.17 and $51.69, respectively, per unit.
For the six months ended June 30, 2020, and 2019, SJW Group granted under the Incentive Plan 42,713 and 26,565, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $63.97 and $51.42, respectively, per unit.
Performance-based and market-based restricted stock awards granted for the three months ended June 30, 2020, and 2019 were 138 and 0 target units, respectively, with a weighted-average grant date fair value of $66.99 and $0 respectively, per unit.
Performance-based and market-based restricted stock awards granted for the six months ended June 30, 2020, and 2019 were 24,719 and 30,401 target units, respectively, with a weighted-average grant date fair value of $72.01 and $60.46, respectively, per unit. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of June 30, 2020, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $6,050. This cost is expected to be recognized over a weighted-average period of 2.03 years.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
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

SJW Group’s recorded expenses were $74 and $160 for the three and six months ended June 30, 2020, respectively, and $65 and $141 for the three and six months ended June 30, 2019, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends July 31, 2020, for the ESPP is approximately $25. This cost is expected to be recognized during the third quarter of 2020.

Note 3.	Real Estate Investments
The major components of real estate investments as of June 30, 2020, and December 31, 2019, are as follows:

	June 30, 2020	December 31, 2019
Land	$14,168	14,168
Buildings and improvements	43,855	43,531
Subtotal	58,023	57,699
Less: accumulated depreciation and amortization	14,197	13,597
Total	$43,826	44,102

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years. Substantially all of the real estate investments relate to assets that are currently subject to operating leases.
On April 6, 2017, 444 West Santa Clara Street, L.P. sold all of its interest in the commercial building and land the partnership owned and operated. In connection with this sale, the partnership was required to deposit $750 into an escrow account for estimated repairs to the creek next to the land the partnership sold. On April 22, 2019, all creek repairs were completed and a reimbursement of $745 was provided to the partnership. SJW Land Company holds a 70% limited partner interest in 444 West Santa Clara Street, L.P. SJW Land Company and the noncontrolling interest recognized a pre-tax gain on the creek reimbursement of $521 and $224, respectively, on the transaction.

Note 4.	Defined Benefit Plan
SJW Group maintains noncontributory defined benefit pension plans for its eligible employees. San Jose Water Company (“SJWC”) and CTWS employees hired before March 31, 2008, and January 1, 2009, respectively, are entitled to benefits under the pension plans based on the employee’s years of service and compensation. Certain employees hired before March 1, 2012, and covered by a plan merged into the CTWS plan in 2013 are also entitled to benefits based on the employee’s years of service and compensation. For SJWC employees hired on or after March 31, 2008, benefits are determined using a cash balance formula based upon compensation credits and interest credits for each employee. CTWS employees hired on or after January 1, 2009, are entitled to an additional 1.5% of eligible compensation to their company sponsored savings plan. SJW Group does not have multi-employer plans.
In addition, senior management hired before March 31, 2008, for SJWC and January 1, 2009, for CTWS are eligible to receive additional retirement benefits under supplemental executive retirement plans and retirement contracts. SJWC’s senior management hired on or after March 31, 2008, are eligible to receive additional retirement benefits under SJWC’s Cash Balance Executive Supplemental Retirement Plan. The supplemental retirement plans and Cash Balance Executive Supplemental Retirement Plan are non-qualified plans in which only senior management and other designated members of management may participate. SJW Group also provides health care and life insurance benefits for retired employees under employer-sponsored postretirement benefits other than pension plans.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and six months ended June 30, 2020, and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Service cost	$2,337	1,479	$4,780	2,958
Interest cost	2,816	2,113	5,720	4,225
Other cost	(4,183)	1,117	(8,303)	2,235
Expected return on assets	1,169	(2,310)	2,668	(4,619)
	$2,139	2,399	$4,865	4,799

The following tables summarize the fair values of plan assets by major categories as of June 30, 2020, and December 31, 2019:

	Fair Value Measurements at June 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$6,237	6,237	—	—
Equity securities (a)	146,407	142,839	3,568	—
Fixed income (b)	85,941	31,165	54,776	—
Total	$238,585	180,241	58,344	—
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

______________________________________

(a)	Actively managed portfolio of equity securities with the goal to exceed the benchmark performance

(b)	Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance
In 2020, SJW Group expects to make required and discretionary cash contributions of up to $8,594 to the pension plans and Social Welfare Plan. For the three and six months ended June 30, 2020, SJW Group has made no contributions to such plans.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) as of October 9, 2019, SJWNE LLC a holding company for CTWS and its

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

subsidiaries, The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”), New England Water Utility Services, Inc. (“NEWUS”) and Chester Realty, Inc. In accordance with FASB ASC Topic 280 - “Segment Reporting,” The chief operating decision maker of SJW Group has determined that it has two reportable business segments. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, CLWSC, Maine Water, HVWC, Avon Water, and NEWUS together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”
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

	For Three Months Ended June 30, 2020
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$143,072	2,693	1,444	—	143,072	4,137	147,209
Operating expense	107,185	1,759	850	1,345	107,185	3,954	111,139
Operating income (loss)	35,887	934	594	(1,345)	35,887	183	36,070
Net income (loss)	22,236	881	443	(3,839)	22,236	(2,515)	19,721
Depreciation and amortization	22,123	108	298	224	22,123	630	22,753
Senior note and other interest expense	8,289	—	—	4,891	8,289	4,891	13,180
Income tax expense (benefit) in net income	5,449	260	124	(1,623)	5,449	(1,239)	4,210
Assets	$3,079,118	9,913	44,889	76,057	3,079,118	130,859	3,209,977

	For Three Months Ended June 30, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$99,773	1,823	1,369	—	99,773	3,192	102,965
Operating expense	75,564	1,356	1,008	3,066	75,564	5,430	80,994
Operating income (loss)	24,209	467	361	(3,066)	24,209	(2,238)	21,971
Net income (loss)	13,662	336	662	(1,122)	13,662	(124)	13,538
Depreciation and amortization	14,698	105	298	—	14,698	403	15,101
Senior note, mortgage and other interest expense	6,170	—	—	544	6,170	544	6,714
Income tax expense (benefit) in net income	4,154	130	220	(312)	4,154	38	4,192
Assets	$1,537,404	6,149	46,510	413,587	1,537,404	466,246	2,003,650

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

	For Six Months Ended June 30, 2020
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$254,439	5,710	2,814	—	254,439	8,524	262,963
Operating expense	203,202	3,120	1,681	3,463	203,202	8,264	211,466
Operating income (loss)	51,237	2,590	1,133	(3,463)	51,237	260	51,497
Net income (loss)	28,064	2,351	831	(9,108)	28,064	(5,926)	22,138
Depreciation and amortization	42,872	216	600	447	42,872	1,263	44,135
Senior note and other interest expense	16,463	—	—	10,001	16,463	10,001	26,464
Income tax expense (benefit) in net income	6,651	730	256	(2,989)	6,651	(2,003)	4,648
Assets	$3,079,118	9,913	44,889	76,057	3,079,118	130,859	3,209,977

	For Six Months Ended June 30, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$174,920	2,992	2,735	—	174,920	5,727	180,647
Operating expense	136,149	2,197	1,899	6,023	136,149	10,119	146,268
Operating income (loss)	38,771	795	836	(6,023)	38,771	(4,392)	34,379
Net income (loss)	19,762	572	980	(1,903)	19,762	(351)	19,411
Depreciation and amortization	29,447	202	597	—	29,447	799	30,246
Senior note and other interest expense	11,390	—	—	1,115	11,390	1,115	12,505
Income tax expense (benefit) in net income	6,230	222	350	(565)	6,230	7	6,237
Assets	$1,537,404	6,149	46,510	413,587	1,537,404	466,246	2,003,650

 * The “All Other” category for the six months ended June 30, 2020, includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis. For the three months ended June 30, 2019, the “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the three months ended June 30, 2019, Hydro Sub, Inc. had no recorded revenue or expenses and as of June 30, 2019 held no assets and incurred no liabilities. Hydro Sub. Inc. was a subsidiary created solely to facilitate the merger with CTWS and was dissolved following the completion of merger in October 2019.

Note 6.	Long-Term Liabilities and Bank Borrowings
SJW Group’s contractual obligations and commitments include senior notes, bank term loans, revenue bonds, state revolving fund loans, mortgages, and other obligations. Water Utility Services have received advance deposit payments from its customers on certain construction projects and the refunds of the advance deposit payments constitute an obligation of the respective subsidiaries.
Lines of Credit
On April 24, 2020, SJW Group and SJW Land Company entered into a Termination and Payoff agreement with JPMorgan Chase Bank, N.A. as the lender (the “Lender”) to terminate the SJW Group and SJW Land Company $15,000 credit agreement, effective as of April 29, 2020.
On May 11, 2020, the SJWC entered into a Second Amendment (the “Second Amendment”) to SJWC’s existing $125,000 credit agreement, dated as of June 1, 2016, with the Lender, as amended by the First Amendment, dated January 12, 2018, (collectively, the “Existing SJWC Credit Agreement”), with the Lender. The Second Amendment amends the existing SJWC Credit Agreement to, among other things, increase the total commitment by $15,000, from $125,000 to $140,000.
Also on May 11, 2020, SJWC entered into a $50,000 credit agreement (the “New SJWC Credit Agreement”) with the Lender. Proceeds of borrowings under the New SJWC Credit Agreement may be used to refinance existing debt, for working capital, and for general corporate purposes. The New SJWC Credit Agreement has a maturity date of November 11, 2020.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

Borrowings under the New SJWC Credit Agreement bear interest at either the Alternate Base Rate (“ABR”) or the LIBOR (as defined in the New SJWC Credit Agreement) rate. ABR borrowings (which are borrowings bearing interest at a rate determined by reference to the ABR) will bear interest at a rate per annum equal to (i) the greatest of (a) the prime rate in effect on such day, (b) the federal funds effective rate on such day plus 0.5%, and (c) the adjusted LIBOR rate for a one-month interest period on such day plus 1% plus (ii) the Applicable Rate (as defined in the New SJWC Credit Agreement), which is determined based on a pricing grid that is dependent upon the credit rating of SJWC as determined by either S&P or Moody’s. Eurodollar borrowings under the New SJWC Credit Agreement will bear interest at a rate per annum equal to (i) the adjusted LIBOR rate for the interest period in effect plus (ii) the Applicable Rate.
The New SJWC Credit Agreement contains customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. The New SJWC Credit Agreement also includes certain financial covenants that require SJWC to maintain a maximum funded debt to capitalization ratio and a minimum interest coverage ratio and to limit SJWC’s maximum consolidated cash balance.
On May 29, 2020, the CTWS entered into a Second Amendment to the CTWS’s existing $15,000 credit agreement, dated as of August 6, 2014, with the CoBank, ACB (“CoBank), as amended by the First Amendment, dated October 28, 2015. The Second Amendment amends the prior agreement to, among other things, increase the total commitment by $25,000, from $15,000 to $40,000 and extended the maturity date to May 15, 2025.
Long-Term Debt
On March 12, 2020, Connecticut Water entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which Connecticut Water sold on the same date an aggregate principal amount of $35,000 of its 3.51% Senior Notes, due March 12, 2050. The notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on March 12th and September 12th of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, Connecticut Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. The notes have terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The note purchase agreement also requires Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio at each fiscal quarter end of no less than three-to-one. As of June 30, 2020, Connecticut Water was in compliance with all financial ratio and operational covenants under this note purchase agreement.
On December 19, 2019, Maine Water issued $5,000 of Series S First Mortgage Bonds to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund. The Series S bonds mature on October 1, 2039, and carry 1% interest. The Series S First Mortgage Bond covenants are the same as all other First Mortgage Bonds. The proceeds were held as restricted cash by a trustee to be used for pre-approved projects primarily related to preliminary engineering and design work of a water treatment plant in Maine Water’s Biddeford and Saco division. Proceeds were held by a trustee for the bond and until conditions were met. On February 3, 2020, and March 11, 2020, the trustee released proceeds of $4,114 and $886, respectively, from the bond. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65%, required compliance with various financial and operational covenants, and a provision for maturity acceleration upon the occurrence of stated events of default.

Note 7.	Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of June 30, 2020, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of June 30, 2020, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and six months ended June 30, 2020. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy,

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
SJW Group has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. These contracts are based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Investments” on SJW Group’s consolidated balance sheets. As of June 30, 2020, the value of the company owned life insurance was $7,282 of which $3,739 was related to assets to fund CTWS’s supplemental retirement plan agreements. As of December 31, 2019, the value of the company owned life insurance was $7,086 of which $3,829 was related to assets to fund CTWS’s supplemental retirement plan agreements. In addition to life insurance contracts, CTWS’s supplemental retirement plan agreements are also funded with a Rabbi Trust.
The following tables summarize the fair values of the Rabbi Trust investment assets to fund CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts by major categories as of June 30, 2020, and December 31, 2019:

	Fair Value Measurements at June 30, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$146	146	—	—
Mutual funds	801	801	—	—
Fixed income	2,017	2,017	—	—
Total	$2,964	2,964	—	—

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20	20	—	—
Mutual funds	834	834	—	—
Fixed income	2,329	2,329	—	—
Total	$3,183	3,183	—	—
The fair value of SJW Group’s long-term debt was approximately $1,516,139 and $1,396,205 as of June 30, 2020, and December 31, 2019, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $1,338,333 and $1,305,869 as of June 30, 2020, and December 31, 2019, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.

Note 8.	Regulatory Rate Filings
California Regulatory Affairs
On July 20, 2018, the California Public Utilities Commission (“CPUC”) issued an Order Instituting Investigation (“OII”) No. 18-07-007 concerning SJW Group’s then proposed merger with CTWS. A Scoping Memorandum was issued on September 7, 2018, which identified the issues to be considered in the proceeding as to whether the proposed merger is subject to CPUC approval and to evaluate the merger’s likely impacts within California. On September 14, 2018, SJW Group and SJWC submitted joint comments in response to the issues identified in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. A Public Participation Hearing was held on January 31, 2019. On

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

March 4, 2019, the CPUC suspended this proceeding due to SJW Group’s announcement of its intention to file a new merger approval application with the Connecticut Public Utilities Regulatory Authority (“PURA”). On April 3, 2019, SJW Group and CTWS jointly filed a new merger application with PURA. After securing the required approvals from both PURA and the Maine Public Utilities Commission (“MPUC”), SJW Group announced the close of the merger on October 9, 2019, and notified the CPUC accordingly. As of June 30, 2020, the OII is still pending with the CPUC.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which SJWC was named as Respondent. The OII was to determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into SJWC’s billing practice.  CPED calculated a refund obligation of approximately $2,061 for the years 2014 to 2016 that had been the subject of SJWC’s Advice Letter No. 510.  CPED calculated a further refund obligation of approximately $1,990 for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4,935.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on SJWC in amounts ranging from $0.5 to $50 per offense, per day. On July 24, 2019, SJWC and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over SJWC’s past customer billing practices. The Agreement requires the company to pay approximately $2,100 in customer credits, consisting of $1,757 for refunds during the period from 1987 to 2011 and an additional $350 in customer credits to low income water customers, and invest $5,000 in utility plant that is not allowed an investment return or rate recovery. The Agreement was subject to final approval by the CPUC. A CPUC Presiding Officer’s Decision approved the Agreement in December 2019, but an appeal was filed in January 2020 by a group of SJWC customers. A final CPUC decision approving the Agreement and dismissing the appeal was approved on February 27, 2020, and concluded this proceeding. Advice Letter No. 545 was filed on March 13, 2020, requesting authorization to provide refunds to customers. For a typical residential customer with a 3/4-inch meter, the one-time refund will be $5.52 dollars.  This advice letter was approved effective April 12, 2020, and SJWC completed issuing refunds in mid-June 2020.
On June 19, 2019, the CPUC issued its final decision resolving the remaining issues in SJWC’s general rate case for 2019. Decision 19-06-010 denied the establishment of a WRAM/SRM and authorized the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account balance as of September 30, 2016. SJWC filed Advice Letter No. 534 on August 1, 2019, to recover the $1,243 balance as of September 30, 2017, via a surcharge over a three-year period. The CPUC rejected the advice letter on October 10, 2019, citing an error in the name of the memorandum account and recommended a correction and a new filing for recovery. SJWC filed to correct the record and received the CPUC’s decision on April 10, 2020. Advice Letter 548 was filed on April 24, 2020, requesting recovery of $1,224 via a 36-month surcharge. The adjustment in the memorandum account balance reflected project costs incurred after September 30, 2016, which are not allowable per Decision 19-06-010. This request is pending before the CPUC.
SJWC filed Advice Letter No. 537 with the CPUC requesting authorization to refund the balance in its 2018 Tax Accounting Memorandum Account as required by the general rate case decision on October 18, 2019.  On December 3, 2019, Advice Letter 537-A was filed to refund the balance via a one-time surcredit. For a typical residential customer with a 3/4-inch meter, the one-time refund will be $20.84 dollars per customer.  This advice letter was approved effective January 21, 2020, and refunds to customers began on January 27, 2020.
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
On December 6, 2019, SJWC filed Application No. 19-12-002 with the CPUC requesting approval for cost recovery to deploy Advanced Metering Infrastructure throughout its service area.  The application seeks revenue increases of $2,315 or 0.61% in 2021, $3,960 or 1.04% in 2022, $2,510 or 0.65% in 2023, and $341 or 0.09% in 2024 based on current rates in effect.  A decision from the CPUC is anticipated in the fourth quarter of 2020.
On January 22, 2020, SJWC, along with three other California water utilities, filed a joint request for a one-year deferment on the Cost of Capital filings which would otherwise be due on May 1, 2020. Postponing the filing one year would alleviate administrative processing costs on the utilities as well as the CPUC staff, and provide relief for both CPUC and utility resources

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

already strained by numerous other proceedings. The request was conditioned on no changes to the current Water Cost of Capital Mechanism in place during the one-year deferment. On March 11, 2020, the CPUC approved the request.
On March 19, 2020, SJWC filed Advice Letter 546 to extend customer protections listed in the company’s Disaster Relief Customer Protections and Outreach Plan as required by the CPUC in response to the COVID-19 pandemic. The filing also activated SJWC’s Catastrophic Event Memorandum Account (“CEMA”) to track costs related to SJWC’s response which includes labor and materials, anticipated increase in bad debt from the suspension of shutoffs for non-payment, waived deposits and reconnection fees, and divergence from actual versus authorized usage. The customer protections and CEMA were approved effective March 4, 2020. SJWC anticipates requesting recovery of the COVID-19 pandemic response costs in a future general rate case or other filings.
Connecticut Regulatory Affairs
As of June 30, 2020, Water Infrastructure Conservation Adjustment (“WICA”) surcharges for Connecticut Water and Avon Water were 5.75% and 9.31%, respectively.  HVWC does not currently have an approved WICA surcharge.  On January 28, 2020, Connecticut Water filed a WICA application representing an additional 2.6% surcharge, for a cumulative WICA surcharge of 5.84%. Additionally, on February 7, 2020, Connecticut Water filed its annual WICA reconciliation which called for a 0.09% reduction of the WICA surcharge. On March 25, 2020, PURA approved a net cumulative 5.75% surcharge for Connecticut Water which became effective on customers’ bills on April 1, 2020.
On March 3, 2020, Connecticut Water filed an application, Docket No. 20-03-04, with PURA to merge Avon Water and HVWC with and into Connecticut Water.  The application is to streamline borrowings, regulatory filings and internal administrative tasks associated with maintaining separate corporate entities. The company has responded to several interrogatories and has attended a hearing on the merger application. Connecticut Water anticipates a final decision on the proceeding in the third quarter of 2020.
On March 12, 2020, PURA issued Docket No. 20-03-15 to establish a State of Emergency Utility Shut-off Moratorium for the COVID-19 pandemic. The moratorium ordered regulated utility companies to refrain from terminating utility service to residential customers, except for safety reasons until August 1, 2020, or until such other time as determined by the PURA. In the same docket, PURA further directed the public service companies to maintain a detailed record of costs incurred and revenues lost as a result of implementing its orders in the docket and may establish a regulatory asset to track incurred costs. Approval for recovery of additional costs incurred and/or revenues lost relating to the COVID-19 pandemic would be considered for recovery in the Connecticut Water’s next general rate case proceeding.
Texas Regulatory Affairs
As required, CLWSC submitted on January 27, 2020, its Water Pass-Through Charge (“WPC”) true-up report for the Canyon Lake area systems 2019 purchased water costs. The WPC is the annual filing to change the component of CLWSC’s water rates for changes in purchased water costs since the last annual true-up report. The changes in the purchased water costs for the Deer Creek Ranch water system resulted in a decrease in the usage charge from $2.19 dollars to $2.02 dollars per thousand gallons, and an increase in the monthly base charge of $3.04 dollars per residential account. The Deer Creek Ranch rate changes became effective October 1, 2019. The 2019 WPC true-up report for the water systems located in the Canyon Lake area resulted in a reduction of the WPC usage rate from $1.05 dollars to $0.95 dollars per thousand gallons which became effective on February 1, 2020. The WPC filings for Deer Creek Ranch and the Canyon Lake area were approved by the Public Utilities Commission of Texas (“PUCT”) and a new tariff with the WPC rates was issued in May 2020.
In connection with the disaster declaration in Texas, the PUCT issued Order No. 50664-106 to mitigate the impact of the COVID-19 pandemic on residential water utility customers. CLWSC responded to these orders by stopping disconnections for nonpayment of utility bills, and not charging fees for late payment. The PUCT allowed this order to expire on June 13, 2020. The PUCT also issued Accounting Orders under No. 50664-108, which instructs utilities to record the incremental costs and lost revenues from the COVID-19 pandemic in a regulatory tracking account for recovery in future rates. These amounts will be considered by the PUCT for recovery in each utility’s next rate application.
Maine Regulatory Affairs
On December 20, 2019, Maine Water filed for a general a rate increase for their Skowhegan Division seeking approximately $221, or 14.7%, in additional revenue with the MPUC. On June 17, 2020, the MPUC approved a general rate increase for Skowhegan Division customers allowing $198 in additional revenue.  Per the MPUC decision, the increase will be implemented

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

in two steps: an initial 9.80% rate increase effective June 15, 2020, and a 3.51% rate increase effective July 1, 2021. The combined rate increase is 13.31%.
On January 20, 2020, Maine Water filed Water Infrastructure Surcharge (“WISC”) applications with the MPUC in four divisions requesting an increase between 1.76% and 3.00%, representing approximately $371 in additional revenues. The WISC applications were approved on February 26, 2020, and the surcharges became effective March 1, 2020.
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
SJWC has established balancing accounts for the purpose of tracking the under-collection or over-collection associated with expense changes and the revenue authorized by the CPUC to offset those expense changes. SJWC also maintains memorandum accounts to track revenue impacts due to catastrophic events, certain unforeseen water quality expenses related to new federal and state water quality standards, energy efficiency, water conservation, water tariffs, and other approved activities or as directed by the CPUC. The Monterey Water Revenue Adjustment Mechanism (“WRAM”) tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate would have been in effect.
Balancing and memorandum accounts are recognized by SJWC when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. In addition, in the case of special revenue programs such as the Water Conservation Memorandum Account (“WCMA”) and Water Revenue Adjustment (“WRA”), SJWC and CTWS follow the requirements of ASC Topic 980-605-25—“Alternative Revenue Programs” in determining revenue recognition, including the requirement that such revenues will be collected within 24 months of the year-end in which the revenue is recorded. A reserve is recorded for amounts SJW Group estimates will not be collected within the 24-month period. This reserve is based on an estimate of actual usage over the recovery period.
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
On December 19, 2019, the CPUC denied the recovery of the 2018 WCMA in Advice Letter No. 532 and no longer approved the tracking of WCMA balances. Due to the decision, SJWC believes WCMA tracking no longer meets the probability criteria under ASC Topic 980-605-25. For the three and six months ended June 30, 2019, SJWC recognized regulatory assets of $1,320 and $568, respectively, due to lost revenues accumulated in the 2019 WCMA account net of a reserve of $11 for the estimated amount that will not be collected within the 24-month period, as required by the guidance. 2018 WCMA activity for the three and six months ended June 30, 2019, represents interest and reserve activity on the accumulated balance. For the three and six months ended June 30, 2019, a reserve of $94 and $174, respectively, was recorded. The amounts have been reflected in the 2018 WCMA and 2019 WCMA balances shown in the table below.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

	Three months ended June 30, 2020				Three months ended June 30, 2019
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
Monterey WRAM	$8,958	1,591	—	10,549	$7,878	2,109	(1,001)	8,986
2014-2017 WCMA	665	—	—	665	6,912	—	(1,597)	5,315
2018 WCMA	—	—	—	—	8,997	(39)	—	8,958
2019 WCMA	—	—	—	—	(752)	1,309	—	557
2012 General Rate Case true-up	752	—	—	752	10,152	—	(2,421)	7,731
Cost of capital memorandum account	(1,558)	(2)	—	(1,560)	(1,532)	(8)	—	(1,540)
Tax memorandum account	332	—	—	332	(6,545)	(40)	—	(6,585)
All others	(2,491)	40	—	(2,451)	(1,629)	(78)	(87)	(1,794)
Total revenue accounts	$6,658	1,629	—	8,287	$23,481	3,253	(5,106)	21,628
Cost-recovery accounts:
Water supply costs	5,061	838	—	5,899	8,217	(1,058)	(1,247)	5,912
Pension	2,886	99	—	2,985	(1,237)	199	805	(233)
All others	443	1	—	444	1,015	3	(148)	870
Total cost-recovery accounts	$8,390	938	—	9,328	$7,995	(856)	(590)	6,549

Total	$15,048	2,567	—	17,615	$31,476	2,397	(5,696)	28,177

	Six months ended June 30, 2020				Six months ended June 30, 2019
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
Monterey WRAM	$7,015	3,561	(27)	10,549	$6,847	3,666	(1,527)	8,986
2014-2017 WCMA	708	—	(43)	665	7,750	—	(2,435)	5,315
2018 WCMA	—	—	—	—	9,386	(428)	—	8,958
2019 WCMA	—	—	—	—	—	557	—	557
2012 General Rate Case true-up	752	—	—	752	11,328	96	(3,693)	7,731
Cost of capital memorandum account	(1,553)	(7)	—	(1,560)	(1,523)	(17)	—	(1,540)
Tax memorandum account	(6,643)	(3)	6,978	332	(6,504)	(81)	—	(6,585)
All others	(2,219)	(165)	(67)	(2,451)	(1,735)	72	(131)	(1,794)
Total revenue accounts	$(1,940)	3,386	6,841	8,287	$25,549	3,865	(7,786)	21,628
Cost-recovery accounts:
Water supply costs	4,328	1,605	(34)	5,899	9,617	(1,803)	(1,902)	5,912
Pension	2,449	514	22	2,985	(1,843)	383	1,227	(233)
All others	446	2	(4)	444	1,090	6	(226)	870
Total cost-recovery accounts	$7,223	2,121	(16)	9,328	$8,864	(1,414)	(901)	6,549

Total	$5,283	5,507	6,825	17,615	$34,413	2,451	(8,687)	28,177

As of June 30, 2020, the total balance in SJWC’s balancing and memorandum accounts combined, including interest, that has not been recorded into the financial statements was a net under-collection of $1,759. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2020
(in thousands, except share and per share data)

general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 10.	Regulatory Assets
Regulatory assets are comprised of the following as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Regulatory assets:
Income tax temporary differences, net	$6,500	2,433
Postretirement pensions and other medical benefits	76,439	73,525
Business combinations debt premium, net	23,749	25,020
Balancing and memorandum accounts, net	17,615	5,283
WRA	7,466	9,108
Other, net	6,461	5,048
Total regulatory assets, net in Consolidated Balance Sheets	138,230	120,417
Less: current regulatory asset, net	5,691	6,472
Total regulatory assets, net, less current portion	$132,539	113,945

Note 11.	Business Combination
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
June 30, 2020
(in thousands, except share and per share data)

The following table summarizes the estimated preliminary fair value of assets acquired and liabilities assumed as of June 30, 2020.

Fair Value
Assets acquired:
Utility plant, net	$750,703
Nonutility plant	848
Current assets	42,673
Investments	12,489
Regulatory assets and deferred charges, less current portion	83,132
Other intangible assets	17,181
Other assets	2,592
Goodwill	626,548
Total assets acquired	1,536,166
Liabilities assumed:
Long-term debt	281,009
Current liabilities, including maturities of long-term debt	125,797
Deferred income taxes	107,789
Postretirement benefit plans	31,789
Contributions in aid of construction and construction advances	137,327
Other long-term liabilities	10,607
Total liabilities assumed	694,318
Assumed equity	$841,848

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

General:
SJW Group is a holding company with four wholly-owned subsidiaries: San Jose Water Company (“SJWC”), SJWNE LLC, SJWTX, Inc. and SJW Land Company.
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
SJWNE LLC, which is a wholly-owned subsidiary of SJW Group, is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS became a wholly-owned subsidiary of SJWNE LLC as part of the merger transaction between SJW Group and CTWS that was completed on October 9, 2019. CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 138,000 connections that serve a population of approximately 484,000 people in 80 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”), The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”) and The Maine Water Company (“Maine Water”). The remaining two subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
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
The properties of CTWS’s subsidiaries consist of land, easements, rights (including water rights), buildings, reservoirs, standpipes, dams, wells, supply lines, water treatment plants, pumping plants, transmission and distribution mains and other facilities and equipment used for the collection, purification, storage and distribution of water throughout Connecticut and Maine. In certain cases, Connecticut Water and Maine Water are or may be a party to limited contractual arrangements for the provision of water supply from neighboring utilities.
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 19,000 connections that serve approximately 55,000 people. CLWSC’s service area comprises more than 247 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
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
SJW Land Company owned the following real properties during the six months ended June 30, 2020:

				% for Six months ended June 30, 2020 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	46%	40%
Commercial building	Knoxville, Tennessee	15	135,000	54%	60%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	103	N/A	N/A	N/A
As of June 30, 2020, Chester Realty, Inc. owns less than 100 acres of property in the State of Connecticut.

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
Coronavirus (“COVID-19”) Update
In 2020, the outbreak of COVID-19 has had significant impact on the global economy.  SJW Group has taken precautions to protect the health and safety of employees, customers and the community while continuing to deliver safe and reliable water service as we are deemed to be an essential service provider.  SJW Group’s response to the COVID-19 outbreak continues to rapidly evolve and has included: (i) suspending service disconnections for non-payments pursuant to orders from certain state regulators, which will remain in effect over other existing requirements governing disconnections for specified durations with the longest extending to April 2021; (ii) waiving reconnection or facilities fees for affected customers and suspending deposit requirements for affected customers who must reconnect to the systems; (iii) the temporary closure of our walk-in customer payment centers where they were provided; (iv) increasing the number of employees telecommuting; and (v) delaying some capital improvement projects at our water utilities.  Although, we do not believe the COVID-19 pandemic has materially adversely affected SJW Group’s financial results and business operations for the six months ended June 30, 2020, the full impact of the pandemic is uncertain.  SJW Group continues to monitor developments affecting our business, employees and suppliers and will take additional precautions as management believes is necessary.
Overview
SJW Group’s consolidated net income for the three months ended June 30, 2020, was $19,721, an increase of $6,183, or approximately 46%, from $13,538 for the same period in 2019. SJW Group’s consolidated net income for the six months ended June 30, 2020, was $22,138, an increase of $2,727, or approximately 14%, from $19,411 for the same period in 2019. The increase in net income for the three and six months ended June 30, 2020, was primarily due to addition of net income from the company’s new SJWNE LLC’s subsidiary CTWS as a result of the merger and an increase in revenue at SJWC due to increased customer usage and higher average rates, partially offset by an increase in production expenses at SJWC due to a decrease in the use of available surface water and an increase in customer usage, an increase in interest on long-term debt due to the debt issued to acquire CTWS and issuance of SJWC’s Series M Note, and an increase in depreciation expense due to assets placed in service in 2019.
Operating Revenue

	Operating Revenue by Segment
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Water Utility Services	$145,765	101,596	$260,149	177,912
Real Estate Services	1,444	1,369	2,814	2,735
	$147,209	102,965	$262,963	180,647
The change in consolidated operating revenues was due to the following factors:

	Three months ended June 30, 2020 vs. 2019		Six months ended June 30, 2020 vs. 2019
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$8,386	8%	$14,415	8%
Increase in customers	511	1%	936	1%
Rate increases	1,566	1%	5,074	3%
OII customer rate credits	2,200	2%	2,200	1%
Balancing and memorandum accounts:
Water Conservation Memorandum Account (“WCMA”)	(1,269)	(1)%	(129)	—%
All others	(67)	—%	(505)	—%
SJWNE LLC	32,842	32%	60,246	33%
Real Estate Services	75	—%	79	—%
	$44,244	43%	$82,316	46%
Operating Expense

	Operating Expense by Segment
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Water Utility Services	$108,944	76,920	$206,322	138,346
Real Estate Services	850	1,008	1,681	1,899
All Other	1,345	3,066	3,463	6,023
	$111,139	80,994	$211,466	146,268

The change in consolidated operating expenses was due to the following factors:

	Three months ended June 30, 2020 vs. 2019		Six months ended June 30, 2020 vs. 2019
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$6,673	8%	$12,110	8%
Change in usage and new customers	2,912	4%	8,204	6%
Purchased water and groundwater extraction charge and energy price increase	1,459	2%	2,982	2%
Balancing and memorandum accounts cost recovery	(1,891)	(2)%	(3,403)	(2)%
SJWNE LLC	6,892	8%	13,148	9%
Total water production expenses	16,045	20%	33,041	23%
Administrative and general	4,264	5%	13,820	9%
Balance and memorandum account cost recovery	100	—%	(131)	—%
Maintenance	605	1%	2,366	2%
Property taxes and other non-income taxes	3,254	4%	6,589	5%
Depreciation and amortization	7,652	9%	13,889	9%
Merger related expenses	(1,775)	(2)%	(4,376)	(3)%
	$30,145	37%	$65,198	45%
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
On July 1, 2020, Valley Water’s 10 reservoirs were approximately 37% of total capacity with 61,462 acre-feet of water in storage, which is 63% of the twenty-year average for this date. As reported by the Valley Water, there was 8.82 inches of rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2019. Rainfall at SJWC’s Lake Elsman was measured at 30.26 inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of July 1, 2020, Valley Water reported that allocations from the state and federal water project are approximately 20% and 70%, respectively, of amounts requested in 2020. Valley Water also reported that the managed groundwater recharge from January to June in the Santa Clara Plain was 87% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 19 feet lower than a year ago in June and 7 feet lower than the five-year average. According to Valley Water, the projected total groundwater storage at the end of 2020 is expected to fall within the normal stage of the Valley Water’s Water Shortage Contingency Plan.
On July 1, 2020, SJWC’s Lake Elsman contained 2,234 acre-feet of water, of which approximately 1,774 acre-feet can be utilized for treatment. This Lake Elsman volume represents 55% of the five-year average which reflects the low winter rainfall we experienced in our Santa Cruz mountains watershed. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. SJWC will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the Valley Water. Production from the Montevina Surface Water Treatment Plant through the second quarter was 710 million gallons, which is 43% of the five-year average. Production at SJWC’s smaller Saratoga Water Treatment Plant through the second quarter was 111 million gallons, which is 46% of the five-year average. Saratoga Water Treatment Plant was taken out of service during the second quarter due to lack of run-off from Saratoga Creek and remains offline. SJWC believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2020.
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

CLWSC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. CLWSC has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2053 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage. With service area conditions shifting to an Abnormally Dry drought condition in most of our Texas service area, with very high usage and little rain In the forecast,  CLWSC began implementation of Stage 1 of its Drought Management Plan on July 13, 2020. This was done in coordination with neighboring municipalities with which it shares water supply sources.  Stage 1 limits lawn irrigation systems to twice per week watering and signals to customers the need to pursue conservation. CLWSC believes that, with the judicious implementation of its Drought Management Plan, its water supply sources will be sufficient to meet customer demand through the remainder of 2020.
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended June 30,		Increase/ (decrease)	% of Total Change	Six months ended June 30,		Increase/ (decrease)	% of Total Change
	2020	2019			2020	2019
Purchased water	5,891	5,941	(50)	—%	9,526	9,103	423	2%
Groundwater	5,499	2,402	3,097	30%	9,844	4,235	5,609	33%
Surface water	2,387	1,885	502	5%	4,438	3,462	976	6%
Reclaimed water	86	179	(93)	(1)%	172	224	(52)	—%
	13,863	10,407	3,456	34%	23,980	17,024	6,956	41%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for June 30, 2020, and 2019 approximated 6.4% and 7.1%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on an acquisition-to-date basis for the period ending June 30, 2020 was approximately 16.7% as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment (“WICA”) and Water Infrastructure Surcharge (“WISC”) main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses for the three and six months ended June 30, 2020, compared to the same period in 2019, was primarily attributable to the new SJWNE LLC subsidiary operations, a decrease in available surface water for SJWC, an increase in customer usage and higher per unit costs for purchased water, groundwater extraction and energy charges, offset by a decrease in cost-recovery balancing and memorandum accounts. Effective July 1, 2019, Valley Water increased the unit price of purchased water by approximately 6.1% and the groundwater extraction charge by approximately 6.6%.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $14,100 for the three months ended June 30, 2020, compared to the same period in 2019. The increase was primarily attributable to an increase of $14,187 due to the new SJWNE LLC subsidiary operations, and depreciation and amortization expense due to increases in utility plant, partially offset by a decrease in merger related expenses due to the completion of our merger with CTWS.
Operating expenses, excluding water production expenses, increased $32,157 for the six months ended June 30, 2020, compared to the same period in 2019. The increase was primarily attributable to an increase of $30,159 due to the new SJWNE LLC subsidiary operations, and increases in administrative and general expenses primarily due to an increase in accounting fees and contracted work, and depreciation and amortization expense due to increases in utility plant, partially offset by a decrease in merger related expenses due to the completion of our merger with CTWS.
Other (Expense) Income
For the three and six months ended June 30, 2020, compared to the same periods in 2019, the change in other (expense) income was primarily due to an increase in interest on long-term debt as a result of the issuance of SJW Group’s Series 2019A, B and C notes and SJWC’s Series M note. In addition, interest income decreased due to use of previously invested money market funds for the merger with CTWS.
Provision for Income Taxes
For the three and six months ended June 30, 2020, compared to the same period in 2019, income tax expense increased $18 and decreased $1,589, respectively. The decrease in income tax expense for the six months ended June 30, 2020 is primarily due to the effect of flow-through tax benefits of certain CTWS tax attributes. The effective consolidated income tax rates were 18% and 23% for three months ended June 30, 2020, and 2019, respectively, and 17% and 24% for the six months ended June 30, 2020, and 2019, respectively. The lower effective rates for the three and six months ended June 30, 2020, were primarily due to flow-through tax benefits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act includes, among other items, measures concerning income taxes. Many of the CARES Act’s requirements are subject to further clarification. SJW Group has considered the income tax implications of the CARES Act in its estimated tax provision and does not believe it will materially impact the company’s year end tax rate.
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

Liquidity:
Cash Flow from Operating Activities
During the six months ended June 30, 2020, SJW Group generated cash flows from operations of approximately $32,300, compared to $49,800 for the same period in 2019. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $17,400. This decrease was the result of a combination of the following factors: (1) decrease in collection in balancing and memorandum accounts of $20,100, (2) a decrease in collections from accounts receivable and accrued unbilled utility revenue of $11,800 due to higher unbilled revenue balances and slower collections from customers during the COVID-19 pandemic, (3) an up-front payment of $5,000 for renewal of the Cupertino service concession agreement, (4) payments of amounts previously invoiced and accrued, which increased by $4,400, offset by (5) general working capital and net income, adjusted for non-cash items increased by $18,100, and (6) net collection of taxes receivable which was $5,800 more than in prior year.

As of June 30, 2020, Water Utility Services’ write-offs for uncollectible accounts represent less than 1% of its total revenue, unchanged from June 30, 2019. In March 2020, the regulated utilities commissions of the respective states we operate initiated executive orders suspending water service disconnections due to non-payment from customers in light of the current stay-at-home orders, quarantines and similar governmental restrictions in response to the global COVID-19 pandemic. Management believes that the historical collection rate for its accounts receivables will decrease during the COVID-19 pandemic and although any financial impact is currently tracked to be filed through the rate-making process, there is no guarantee that such recovery will be approved by the respective state regulatory utility commissions.
Cash Flow from Investing Activities
During the six months ended June 30, 2020, SJW Group used cash flows in investing activities of approximately $81,100, compared to $72,500 for the same period in 2019. SJW Group used approximately: (1) $74,100 of cash for company-funded capital expenditures, (2) $5,000 for developer-funded capital expenditures, and (3) $1,600 for utility plant retirements.
Water Utility Services’ budgeted capital expenditures for 2020, exclusive of capital expenditures financed by customer contributions and advances, are approximately $221,800. As of June 30, 2020, approximately $74,100 or 33% of the $221,800 has been spent.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020, increased by approximately $30,200 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings on our lines of credit of $74,500, and (2) $3,300 increase in net cash receipts from advances and contributions in aid of construction, offset by (3) a decrease in net proceeds from new long-term debt of $46,700.

Sources of Capital:
SJW Group’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
SJW Group’s unsecured senior note agreements has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2020.
SJWC’s financing activity is designed to achieve a capital structure consistent with our CPUC authorized structure of approximately 47% debt and 53% equity. As of June 30, 2020, SJWC’s funded debt and equity were approximately 48% and 52%, respectively.
Funding for SJWC’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, and the issuance of equity, all of which will be consistent with regulator guidelines.
SJWC’s unsecured senior note agreements generally have terms and conditions that restrict SJWC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. SJWC was not restricted from issuing future indebtedness as a result of these terms and conditions at June 30, 2020.
SJWC’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of June 30, 2020, SJWC was in compliance with all such covenants.
CTWS has outstanding term loans with a commercial bank and under the master loan agreement, CTWS is required to comply with certain financial ratio and operational covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of June 30, 2020, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water has outstanding term loans with a commercial bank and under its master loan agreement, Connecticut Water is required to comply with financial and operational covenants substantially identical to those found in CTWS’s master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60%. As of June 30, 2020, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has tax exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and require compliance with financial and operational covenants, and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of June 30, 2020, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.
Connecticut Water’s unsecured senior notes have terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreements also require Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio at each fiscal quarter end of no less than three-to-one. As of June 30, 2020, Connecticut Water was in compliance with all financial ratio and operational covenants under this agreement.
On March 12, 2020, Connecticut Water entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which Connecticut Water sold on the same date an aggregate principal amount of $35,000 of its 3.51% Senior Notes, due March 12, 2050. The notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on March 12th and September 12th of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, Connecticut Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable.
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of June 30, 2020, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
Maine Water has First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and First Mortgage Bonds issued to One America. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65%, required compliance with various financial and operational covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of June 30, 2020, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
Maine Water has outstanding term loans with a commercial bank and under its master loan agreement, Maine Water is required to comply with financial and operational covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine Water is required to maintain a debt to capitalization ratio of not more than 60%. As of June 30, 2020, Maine Water was in compliance with all covenants under its master loan agreement.
HVWC has a term loan with a commercial bank, due in 2034. The loan is secured by real property owned by HVWC. The loan agreement restricts HVWC’s ability to incur additional debt and requires compliance with a funded debt to capitalization covenant and other operational covenants. As of June 30, 2020, HVWC was in compliance with all covenants of the loan.
Avon Water has a mortgage loan that is due in 2033. The loan agreement (1) generally restricts the ability of Avon Water to incur additional debt or make dividend payments other than in the ordinary course of business, and (2) requires submission of periodic financial reports as part of loan covenants. As of June 30, 2020, Avon Water was in compliance with all covenants of the loan.
As of June 30, 2020, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $310,000, of which $5,000 was available to SJWTX, Inc. under a single line of credit, $190,000 was available to SJWC under two additional lines of credit line of credit, and $40,000 and $75,000 under a fourth and fifth, respectively, lines of credit was available to CTWS. At June 30, 2020, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $163,329. The lines of credit bear interest at variable rates. On April 24, 2020, SJW Group terminated a $15,000 joint unsecured bank line of credit held by SJW Group and SJW Land Company effective April 29, 2020. On May 11, 2020, SJWC amended its $125,000 unsecured line of credit to increase the lending commitment by $15,000 to $140,000. In addition, on May 11, 2020, SJWC entered into an additional unsecured line of credit allowing borrowings of up to $50,000 for a six month period. The $140,000 and $50,000 lines of credit of SJWC expire on June 1, 2021 and November 11, 2020, respectively. The line of credit for SJWTX, Inc. expires on June 1, 2021. On May 29, 2020, the CTWS entered into a Second Amendment to the CTWS’s existing $15,000 credit agreement, dated as of August 6, 2014, with the CoBank, ACB (“CoBank), as amended by the First Amendment, dated October 28, 2015. The Second Amendment amends the prior agreement to, among other things, increase the total commitment by $25,000, from $15,000 to $40,000. The $40,000 and $75,000 lines of credit for CTWS expire May 15, 2025 and December 14, 2023, respectively. During 2020, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 2.02%. All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain financial covenants that require the borrower to maintain a maximum funded debt to capitalization ratio and a minimum interest coverage ratio. As of June 30, 2020, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
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
There has been no change in internal control over financial reporting during the second fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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
Our business, financial condition, and results of operations have been and will continue to be negatively impacted by the COVID-19 pandemic.
We are subject to risks related to the global pandemic associated with COVID-19. COVID-19 has spread to all 50 states in the U.S. and the President has declared the COVID-19 pandemic a national emergency. Numerous governmental jurisdictions, including the States of California, Connecticut, Maine and Texas where we maintain our water utility operations, have imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our suppliers, employees and customers, among others.
In California, Governor Gavin Newsom signed an executive order suspending water service disconnections due to non-payment by customers retroactive to March 4, 2020 and until further notice. In Connecticut and Maine, in accordance with PURA and MPUC moratorium rulings on March 12, 2020 and March 16, 2020, respectively, we have halted shutoff for nonpayment. PUCT in Texas had ordered on March 13, 2020 public utilities to suspend water service disconnections and late fees charged to customers which expired on June 13, 2020. Although there is no guarantee that PUCT will not reinstate or impose similar orders in the future. These and other events associated with the COVID-19 pandemic have reduced the incentive and ability of our residential and commercial customers to pay their water services bills on time, if at all, which could negatively impact our result of operations. Furthermore, a significant portion of our revenue is derived from water usage by commercial customers. As many of these customers have suspended, altered or terminated their business operations to comply with government orders, their water usage may decline significantly or cease, which could adversely affect our revenue. While some states and counties have announced a schedule to allow more businesses to reopen, it is unclear whether any of our commercial customers intend to open fully or at all due to their ongoing concerns with safety at the workplace. Connecticut Water and Heritage Village have an approved regulatory mechanism for a water revenue adjustment that provides for recovery of the companies’ authorized annual revenues through a customer surcharge or credit that mitigates the impact of reduced usage but will not cover losses for non-payment or bad debt. Furthermore, while we expect to recover some of the revenue loss and costs through the rate-making process, there is no guarantee that such recovery will be approved by the regulated utility authorities in a timely manner, or at all.
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

•
our planned infrastructure improvement projects were temporarily interrupted by COVID-19 government orders, restrictions and supply shortages. This may negatively impact our ability to maintain our infrastructure and provide reliable services to customers. In addition, this may reduce our expenditures on capital improvements, which may in turn impact rate decisions by CPUC, PURA, PUCT and MPUC.

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
Quarterly Dividend
On July 29, 2020, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.32 per share of common stock. The dividend will be paid on September 1, 2020, to stockholders of record as of the close of business on August 10, 2020.
Information Web Sites
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwater.com and www.sjwgroup.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Credit Agreement, dated May 11, 2020, between San Jose Water Company and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020.

10.2
Second Amendment to Credit Agreement, dated May 11, 2020, between San Jose Water Company and JPMorgan Chase Bank, N.A. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020.

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

SJW GROUP

DATE:	August 10, 2020	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)