Form 10-Q
period 2020-09-30
SJW GROUP
filed 2020-11-06
CIK 766829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of October 28, 2020, there were 28,556,228 shares of the registrant’s Common Stock outstanding.

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

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUE	$165,863	113,997	$428,826	294,644
OPERATING EXPENSE:
Production Expenses:
Purchased water	35,130	35,583	76,953	75,626
Power	3,994	2,294	10,145	4,947
Groundwater extraction charges	20,471	13,182	54,082	29,145
Other production expenses	10,092	5,295	30,465	15,553
Total production expenses	69,687	56,354	171,645	125,271
Administrative and general	19,529	14,712	58,917	40,411
Maintenance	4,550	4,923	15,970	13,977
Property taxes and other non-income taxes	7,797	4,065	22,362	12,041
Depreciation and amortization	22,417	15,122	66,552	45,368
Merger related expenses	—	1,737	—	6,113
Total operating expense	123,980	96,913	335,446	243,181
OPERATING INCOME	41,883	17,084	93,380	51,463
OTHER (EXPENSE) INCOME:
Interest on long-term debt and other interest expense	(13,174)	(6,588)	(39,638)	(19,093)
Pension non-service cost	(218)	(921)	(270)	(2,749)
Interest income on money market fund	—	2,165	—	6,339
Gain on sale of real estate investments	1,050	—	1,050	745
Other, net	1,130	303	2,935	1,210
Income before income taxes	30,671	12,043	57,457	37,915
Provision for income taxes	4,578	2,565	9,226	8,802
NET INCOME BEFORE NONCONTROLLING INTEREST	26,093	9,478	48,231	29,113
Less net income attributable to the noncontrolling interest	—	—	—	224
SJW GROUP NET INCOME	26,093	9,478	48,231	28,889
Other comprehensive income (loss), net	76	—	(49)	—
SJW GROUP COMPREHENSIVE INCOME	$26,169	9,478	$48,182	28,889
SJW GROUP EARNINGS PER SHARE
Basic	$0.91	0.33	$1.69	1.02
Diluted	$0.91	0.33	$1.68	1.01
DIVIDENDS PER SHARE	$0.32	0.30	$0.96	0.90
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	28,533,907	28,451,811	28,510,489	28,438,521
Diluted	28,703,343	28,549,928	28,687,012	28,528,002

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Utility plant:
Land	$34,938	34,395
Depreciable plant and equipment	3,117,413	2,988,454
Construction in progress	117,546	112,232
Intangible assets	35,274	33,424
	3,305,171	3,168,505
Less accumulated depreciation and amortization	1,023,677	962,019
	2,281,494	2,206,486
Real estate investments	58,085	57,699
Less accumulated depreciation and amortization	14,493	13,597
	43,592	44,102
CURRENT ASSETS:
Cash and cash equivalents:
Cash	20,211	12,944
Restricted cash	—	5,000
Accounts receivable:
Customers, net of allowances for uncollectible accounts	51,374	36,305
Income tax	2,222	8,837
Other	2,828	2,833
Accrued unbilled utility revenue	57,418	40,102
Current regulatory assets, net	4,758	6,472
Other current assets	16,091	9,553
	154,902	122,046
OTHER ASSETS:
Net regulatory assets, less current portion	132,216	113,945
Investments	13,629	12,928
Goodwill	627,036	628,287
Other	6,845	4,676
	779,726	759,836
	$3,259,714	3,132,470

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Stockholders’ equity:
Common stock, $0.001 par value; authorized 70,000,000 shares; issued and outstanding shares 28,552,177 on September 30, 2020 and 28,456,508 on December 31, 2019	$29	28
Additional paid-in capital	509,031	506,639
Retained earnings	403,923	383,191
Accumulated other comprehensive income	78	126
Total stockholders’ equity	913,061	889,984
Long-term debt, less current portion	1,307,612	1,283,597
	2,220,673	2,173,581
CURRENT LIABILITIES:
Line of credit	125,803	117,209
Current portion of long-term debt	71,943	22,272
Accrued groundwater extraction charges, purchased water and power	27,607	17,211
Accounts payable	33,759	34,886
Accrued interest	17,586	13,140
Accrued payroll	10,599	11,570
Other current liabilities	18,101	18,279
	305,398	234,567
DEFERRED INCOME TAXES	186,952	195,598
ADVANCES FOR CONSTRUCTION	123,043	112,339
CONTRIBUTIONS IN AID OF CONSTRUCTION	291,482	286,035
POSTRETIREMENT BENEFIT PLANS	107,129	108,044
OTHER NONCURRENT LIABILITIES	25,037	22,306
COMMITMENTS AND CONTINGENCIES	—	—
	$3,259,714	3,132,470

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCES, December 31, 2019	28,456,508	$28	$506,639	$383,191	$126	$—	$889,984
Net income	—	—	—	2,417	—	—	2,417
Unrealized loss on investment, net of tax benefit of $50	—	—	—	—	(135)	—	(135)
Share-based compensation	—	—	251	(43)	—	—	208
Issuance of restricted and deferred stock units	25,781	—	(785)	—	—	—	(785)
Employee stock purchase plan	15,552	—	970	—	—	—	970
Dividends paid ($0.32 per share)	—	—	—	(9,118)	—	—	(9,118)
BALANCES, March 31, 2020	28,497,841	28	507,075	376,447	(9)	—	883,541
Net income	—	—	—	19,721	—	—	19,721
Unrealized gain on investment, net of tax of $4	—	—	—	—	10	—	10
Share-based compensation	—	—	1,009	(43)	—	—	966
Issuance of restricted and deferred stock units	18,864	1	14	—	—	—	15
Dividends paid ($0.32 per share)	—	—	—	(9,122)	—	—	(9,122)
BALANCES, June 30, 2020	28,516,705	$29	$508,098	$387,003	$1	$—	$895,131
Net income	—	—	—	26,093	—	—	26,093
Unrealized gain on investment, net of tax of $28	—	—	—	—	77	—	77
Share-based compensation	—	—	1,058	(42)	—	—	1,016
Issuance of restricted and deferred stock units	19,274	—	(985)	—	—	—	(985)
Employee stock purchase plan	16,198	—	860	—	—	—	860
Dividends paid ($0.32 per share)	—	—	—	(9,131)	—	—	(9,131)
BALANCES, September 30, 2020	28,552,177	$29	$509,031	$403,923	$78	$—	$913,061

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$48,231	29,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,683	47,363
Deferred income taxes	(6,358)	(7,214)
Stock-based compensation	2,318	2,556
Gain on sale of real estate investments	(1,050)	(745)
Loss on sale of utility property	—	20
Changes in operating assets and liabilities:
Accounts receivable and accrued unbilled utility revenue	(34,491)	(20,553)
Accounts payable and other current liabilities	(3,877)	4,166
Accrued groundwater extraction charges, purchased water and power	10,396	9,055
Tax receivable and payable, and other accrued taxes	6,459	4,471
Postretirement benefits	408	2,514
Regulatory assets and liabilities related to balancing and memorandum accounts	(14,086)	22,789
Up-front service concession payment	(5,000)	—
Other changes, net	(1,018)	(2,258)
NET CASH PROVIDED BY OPERATING ACTIVITIES	70,615	91,277
INVESTING ACTIVITIES:
Additions to utility plant:
Company-funded	(130,426)	(101,120)
Contributions in aid of construction	(9,584)	(10,040)
Additions to real estate investments	(391)	(137)
Payments to retire utility plant, net of salvage	(1,877)	(4,374)
Proceeds from sale of real estate investments	1,068	745
Proceeds from sale of utility property	—	150
NET CASH USED IN INVESTING ACTIVITIES	(141,210)	(114,776)
FINANCING ACTIVITIES:
Borrowings on line of credit	226,884	73,000
Repayments on line of credit	(218,290)	(111,000)
Long-term borrowings	85,000	80,000
Repayments of long-term borrowings	(9,589)	—
Debt issuance and broker fee costs	(646)	(1,157)
Dividends paid	(27,371)	(25,596)
Receipts of advances and contributions in aid of construction	19,059	13,373
Refunds of advances for construction	(2,121)	(2,295)
Other changes, net	(64)	1,154
NET CASH PROVIDED BY FINANCING ACTIVITIES	72,862	27,479
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,267	3,980
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	17,944	420,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,211	424,702

Cash paid during the period for:
Interest	$40,409	19,821
Income taxes	7,024	16,286
Supplemental disclosure of non-cash activities:
Change in accrued payables for construction costs capitalized	1,997	505
Utility property installed by developers	5,051	(109)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments. Topic 326 requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 was effective for SJW Group in the first quarter of fiscal 2020. The adoption of ASU 2016-13 did not have a material impact on the condensed consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
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
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which simplifies the accounting for income taxes, eliminates certain exceptions within Topic 740, “Income Taxes”, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. This update is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Management is currently evaluating the impacts of the provisions of ASU 2019-12 on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. Companies may elect to apply the guidance prospectively through December 31, 2022. Management is evaluating the effect that the new standard will have on its consolidated financial statements.
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

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

The major streams of revenue for SJW Group are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue from contracts with customers	$167,045	130,777	$414,344	314,003
Alternative revenue programs, net	1,324	(11,912)	4,877	(14,218)
Other balancing and memorandum accounts revenue, net	(3,909)	(6,221)	5,388	(9,229)
Rental income	1,403	1,353	4,217	4,088
	$165,863	113,997	$428,826	294,644

Earnings per Share
Basic earnings per share is calculated using income available to common stockholders, divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using income available to common stockholders divided by the weighted average number of shares of common stock including both shares outstanding and shares potentially issuable in connection with restricted common stock awards under SJW Group’s Long-Term Incentive Plan (as amended, the “Incentive Plan”), shares potentially issuable under the performance stock plans assumed through the business combination with Connecticut Water Service, Inc. (“CTWS”), and shares potentially issuable under the Employee Stock Purchase Plan (“ESPP”). For the three months ended September 30, 2020 and 2019, 1,029 and 524 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively. For the nine months ended September 30, 2020 and 2019, 20,220 and 10,158 anti-dilutive restricted common stock units were excluded from the dilutive earnings per share calculation, respectively.
Utility Plant Depreciation
A portion of depreciation expense is allocated to administrative and general expense. For the three months ended September 30, 2020 and 2019, the amounts allocated to administrative and general expense were $658 and $663, respectively. For the nine months ended September 30, 2020, and 2019, the amounts allocated to administrative and general expense were $2,128 and $1,995, respectively.

Note 2.	Equity Plans
SJW Group accounts for stock-based compensation based on the grant date fair value of awards issued to employees in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense based on the estimated fair value of stock-based payment awards.
The Incentive Plan allows SJW Group to provide employees, non-employee board members or the board of directors of any parent or subsidiary, consultants, and other independent advisors who provide services to the company or any parent or subsidiary the opportunity to acquire an equity interest in SJW Group. The types of awards included in the Incentive Plan are restricted stock awards, restricted stock units, performance shares, or other share-based awards. As of September 30, 2020, 182,367 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units and an additional 743,038 shares are available for award issuances under the Incentive Plan. In addition, shares are issued to employees under the company’s ESPP.
In connection with the merger with CTWS on October 9, 2019, SJW Group assumed outstanding awards of restricted stock units and deferred share units under the following stock plans: CTWS 2014 Performance Stock Program, CTWS 2004 Performance Stock Program and CTWS 1994 Performance Stock Program (collectively, the “CTWS Plans”). As of September 30, 2020, approximately 66,430 shares are issuable upon the exercise of outstanding restricted stock units and deferred restricted stock units under the CTWS Plans.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

Stock compensation costs charged to income are recognized on a straight-line basis over the requisite service period. A summary of compensation costs charged to income and proceeds from the exercise of any restricted stock and similar instruments that are recorded to additional paid-in capital and common stock, by award type, are presented below for the three and nine months ended September 30, 2020, and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Adjustments to additional paid-in capital and common stock for:
Compensation costs charged to income:
ESPP	$152	140	$323	283
Restricted stock and deferred restricted stock	906	812	1,995	2,273
Total compensation costs charged to income	$1,058	952	$2,318	2,556
ESPP proceeds	$860	792	$1,830	1,603

Stock, Restricted Stock and Deferred Restricted Stock
For the three months ended September 30, 2020, and 2019, SJW Group granted under the Incentive Plan 761 and 0, respectively, three year service-based restricted stock awards with a weighted-average grant date fair value of $58.63 and $0, respectively, per unit.
For the nine months ended September 30, 2020, and 2019, SJW Group granted under the Incentive Plan 43,474 and 26,565, respectively, one year and three year service-based restricted stock awards with a weighted-average grant date fair value of $63.87 and $51.42, respectively, per unit.
Performance-based and market-based restricted stock awards granted for the three months ended September 30, 2020, and 2019 were 58 and 0 target units, respectively, with a weighted-average grant date fair value of $62.95 and $0 respectively, per unit.
Performance-based and market-based restricted stock awards granted for the nine months ended September 30, 2020, and 2019 were 24,777 and 30,401 target units, respectively, with a weighted-average grant date fair value of $65.02 and $60.46, respectively, per unit. Based upon actual attainment relative to the target performance metric, the number of shares issuable can range between 0% to 150% of the target number of shares for performance-based restricted stock awards, or between 0% and 200% of the target number of shares for market-based restricted stock awards.
As of September 30, 2020, the total unrecognized compensation costs related to restricted and deferred restricted stock plans amounted to $4,987. This cost is expected to be recognized over a weighted-average period of 1.86 years.
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

SJW Group’s recorded expenses were $85 and $244 for the three and nine months ended September 30, 2020, respectively, and $82 and $223 for the three and nine months ended September 30, 2019, respectively, related to the ESPP. The total unrecognized compensation costs related to the semi-annual offering period that ends January 29, 2021, for the ESPP is approximately $116. This cost is expected to be recognized during the fourth quarter of 2020 and first quarter of 2021.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

Note 3.	Real Estate Investments
The major components of real estate investments as of September 30, 2020, and December 31, 2019, are as follows:

	September 30, 2020	December 31, 2019
Land	$14,168	14,168
Buildings and improvements	43,917	43,531
Subtotal	58,085	57,699
Less: accumulated depreciation and amortization	14,493	13,597
Total	$43,592	44,102

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from 7 to 39 years. Substantially all of the real estate investments relate to assets that are currently subject to operating leases.

On September 28, 2020, San Jose Water Company sold six nonutility properties located in Los Gatos, California for $1,075. SJW Group recognized a pre-tax gain on the sale of real estate investments of $1,048, after selling expenses of $22.
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
The components of net periodic benefit costs for the defined benefit plans and other postretirement benefits for the three and nine months ended September 30, 2020, and 2019 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$2,390	1,479	$7,170	4,437
Interest cost	2,860	2,113	8,580	6,338
Expected return on assets	(4,126)	(2,310)	(12,429)	(6,929)
Unrecognized actuarial loss	1,296	1,056	3,888	3,168
Amortization of prior service cost	39	61	115	184
	$2,459	2,399	$7,324	7,198

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

The following tables summarize the fair values of plan assets by major categories as of September 30, 2020, and December 31, 2019:

	Fair Value Measurements at September 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$7,921	7,921	—	—
Equity securities (a)	159,687	155,850	3,837	—
Fixed income (b)	101,653	34,806	66,847	—
Total	$269,261	198,577	70,684	—
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

______________________________________

(a)	Actively managed portfolio of equity securities with the goal to exceed the benchmark performance

(b)	Actively managed portfolio of fixed income securities with the goal to exceed the benchmark performance
In 2020, SJW Group expects to make required and discretionary cash contributions of up to $14,594 to the pension plans and Social Welfare Plan. For the three and nine months ended September 30, 2020, SJW Group has made $9,360 contributions to such plans.

Note 5.	Segment and Non-Tariffed Business Reporting
SJW Group is a holding company with four subsidiaries: (i) SJWC, a water utility operation with both regulated and non-tariffed businesses, (ii) SJWTX, Inc. which is doing business as Canyon Lake Water Service Company (“CLWSC”), a regulated water utility located in Canyon Lake, Texas, and its consolidated non-tariffed variable interest entity, Acequia Water Supply Corporation, (iii) SJW Land Company and its consolidated variable interest entity, 444 West Santa Clara Street, L.P., which operated commercial building rentals, and (iv) as of October 9, 2019, SJWNE LLC a holding company for CTWS and its subsidiaries, The Connecticut Water Company (“Connecticut Water”), The Maine Water Company (“Maine Water”), The Heritage Village Water Company (“HVWC”), The Avon Water Company (“Avon Water”), New England Water Utility Services, Inc. (“NEWUS”) and Chester Realty, Inc. On September 30, 2020, Avon Water and HVWC merged into Connecticut Water after receiving merger approval from the Connecticut Public Utilities Regulatory Authority (“PURA”). In accordance with FASB ASC Topic 280 - “Segment Reporting,” SJW Group’s reportable segments have been determined based on information used by the chief operating decision maker. SJW Group’s chief operating decision maker includes the Chairman, President and Chief Executive Officer, and his executive staff. The first segment is that of providing water utility and utility-related services to its customers through SJW Group’s subsidiaries, SJWC, Connecticut Water, CLWSC, Maine Water, and NEWUS together referred to as “Water Utility Services.” The second segment is property management and investment activity conducted by SJW Land Company and Chester Realty, Inc., referred to as “Real Estate Services.”

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

The following tables set forth information relating to SJW Group’s reportable segments and distribution of regulated and non-tariffed business activities within the reportable segments. Certain allocated assets, such as goodwill, revenue and expenses have been included in the reportable segment amounts. Other business activity of SJW Group not included in the reportable segments is included in the “All Other” category.

	For Three Months Ended September 30, 2020
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$161,646	2,814	1,403	—	161,646	4,217	165,863
Operating expense	119,885	2,161	961	973	119,885	4,095	123,980
Operating income (loss)	41,761	653	442	(973)	41,761	122	41,883
Net income (loss)	25,053	827	310	(97)	25,053	1,040	26,093
Depreciation and amortization	21,782	116	296	223	21,782	635	22,417
Interest on long-term debt and other interest expense	8,112	—	—	5,062	8,112	5,062	13,174
Provision for income taxes	9,450	179	105	(5,156)	9,450	(4,872)	4,578
Assets	$3,131,778	8,589	45,980	73,367	3,131,778	127,936	3,259,714

	For Three Months Ended September 30, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$110,218	2,426	1,353	—	110,218	3,779	113,997
Operating expense	89,924	1,636	935	4,418	89,924	6,989	96,913
Operating income (loss)	20,294	790	418	(4,418)	20,294	(3,210)	17,084
Net income (loss)	10,964	555	304	(2,345)	10,964	(1,486)	9,478
Depreciation and amortization	14,712	111	299	—	14,712	410	15,122
Interest on long-term debt and other interest expense	6,044	—	—	544	6,044	544	6,588
Provision for income taxes	2,912	216	95	(658)	2,912	(347)	2,565
Assets	$1,556,049	5,899	46,160	414,274	1,556,049	466,333	2,022,382

	For Nine Months Ended September 30, 2020
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$416,085	8,524	4,217	—	416,085	12,741	428,826
Operating expense	323,087	5,281	2,642	4,436	323,087	12,359	335,446
Operating income (loss)	92,998	3,243	1,575	(4,436)	92,998	382	93,380
Net income (loss)	53,117	3,178	1,141	(9,205)	53,117	(4,886)	48,231
Depreciation and amortization	64,654	332	896	670	64,654	1,898	66,552
Interest on long-term debt and other interest expense	24,575	—	—	15,063	24,575	15,063	39,638
Provision for income taxes	16,101	909	361	(8,145)	16,101	(6,875)	9,226
Assets	$3,131,778	8,589	45,980	73,367	3,131,778	127,936	3,259,714

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

	For Nine Months Ended September 30, 2019
	Water Utility Services		Real Estate Services	All Other*	SJW Group
	Regulated	Non-tariffed	Non-tariffed	Non-tariffed	Regulated	Non-tariffed	Total
Operating revenue	$285,138	5,418	4,088	—	285,138	9,506	294,644
Operating expense	226,073	3,833	2,834	10,441	226,073	17,108	243,181
Operating income (loss)	59,065	1,585	1,254	(10,441)	59,065	(7,602)	51,463
Net income (loss)	30,726	1,127	1,284	(4,248)	30,726	(1,837)	28,889
Depreciation and amortization	44,159	313	896	—	44,159	1,209	45,368
Interest on long-term debt and other interest expense	17,434	—	—	1,659	17,434	1,659	19,093
Provision for income taxes	9,142	438	445	(1,223)	9,142	(340)	8,802
Assets	$1,556,049	5,899	46,160	414,274	1,556,049	466,333	2,022,382

 * The “All Other” category for the nine months ended September 30, 2020, includes the accounts of SJW Group, SJWNE LLC and CTWS on a stand-alone basis. For the three months ended September 30, 2019, the “All Other” category includes the accounts of SJW Group and Hydro Sub, Inc. on a stand-alone basis. For the three months ended September 30, 2019, Hydro Sub, Inc. had no recorded revenue or expenses and as of September 30, 2019 held no assets and incurred no liabilities. Hydro Sub. Inc. was a subsidiary created solely to facilitate the merger with CTWS and was dissolved following the completion of merger in October 2019.

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
Lines of Credit
On April 24, 2020, SJW Group and SJW Land Company entered into a Termination and Payoff agreement with JPMorgan Chase Bank, N.A. as the lender (the “Lender”) to terminate the SJW Group and SJW Land Company $15,000 credit agreement.
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
On May 29, 2020, CTWS entered into a Second Amendment to the CTWS’s existing $15,000 credit agreement, dated as of August 6, 2014, with CoBank, ACB (“CoBank), as amended by the First Amendment, dated October 28, 2015. The Second

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

Amendment amends the prior agreement to, among other things, increase the total commitment by $25,000, from $15,000 to $40,000 and extend the maturity date to May 15, 2025.
Long-Term Debt
On March 12, 2020, Connecticut Water entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which Connecticut Water sold on the same date an aggregate principal amount of $35,000 of its 3.51% Senior Notes, due March 12, 2050. The notes are unsecured obligations of Connecticut Water. Interest is payable semi-annually in arrears on March 12th and September 12th of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, Connecticut Water is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable. The notes have terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The note purchase agreement also requires Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio at each fiscal quarter end of no less than three-to-one. As of September 30, 2020, Connecticut Water was in compliance with all financial ratio and operational covenants under this note purchase agreement.
On December 19, 2019, Maine Water issued $5,000 of Series S First Mortgage Bonds to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund. The Series S bonds mature on October 1, 2039, and carry 1% interest. The Series S First Mortgage Bond covenants are the same as all other First Mortgage Bonds. The proceeds were held as restricted cash by a trustee to be used for pre-approved projects primarily related to preliminary engineering and design work of a new water treatment plant in Maine Water’s Biddeford and Saco division. Proceeds were held by a trustee for the bond until conditions were met. On February 3, 2020, and March 11, 2020, the trustee released proceeds of $4,114 and $886, respectively, from the bond. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65%, required compliance with various financial and operational covenants, and a provision for maturity acceleration upon the occurrence of stated events of default.
On August 11, 2020, SJW Group entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which SJW Group sold an aggregate principal amount of $50,000 of its 2.47% Senior Notes, Series 2020, due August 1, 2030. The notes are unsecured obligations of the Company. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, SJW Group is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable.

Note 7.	Income Taxes
For the three and nine months ended September 30, 2020, income tax expense was $4,578 and $9,226, respectively. Income tax expense for the three and nine months ended September 30, 2019, was $2,565 and $8,802, respectively. The effective consolidated income tax rates were 15% and 21% for the three months ended September 30, 2020 and 2019, respectively, and 16% and 23% for the nine months ended September 30, 2020, and 2019, respectively. The lower effective rates for the three and nine months ended September 30, 2020, were primarily due to flow-through tax benefits.
SJW Group had unrecognized tax benefits of approximately $6,594 and $3,834 as of September 30, 2020 and December 31, 2019, respectively. SJW Group does not expect its unrecognized tax benefits to change significantly within the next 12 months.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act includes, among other items, measures concerning income taxes. SJW Group has considered the income tax implications of the CARES Act in its estimated tax provision and does not believe it will materially impact the company’s year-end tax rate.
The Internal Revenue Service has issued guidance that will determine the final disposition of the excess deferred taxes and other impacts of the Tax Cuts and Jobs Act (H.R. 1). At this time, the company has applied a reasonable interpretation of the Tax Act and continues to work with the state utility regulators to determine the final methodology for disposition of excess deferred taxes.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

Note 8.	Fair Value Measurement
The following instruments are not measured at fair value on SJW Group’s condensed consolidated balance sheets as of September 30, 2020, but require disclosure of their fair values: cash and cash equivalents, accounts receivable and accounts payable. The estimated fair value of such instruments as of September 30, 2020, approximates their carrying value as reported on the condensed consolidated balance sheets. The fair value of such financial instruments are determined using the income approach based on the present value of estimated future cash flows. There have been no changes in valuation techniques during the three and nine months ended September 30, 2020. The fair value of these instruments would be categorized as Level 2 in the fair value hierarchy, with the exception of cash and cash equivalents, which would be categorized as Level 1. The fair value of pension plan assets is discussed in Note 4.
SJW Group has investments in company owned life insurance which are valued at cash surrender value of the policies as reported by the insurer. These contracts are based principally on a referenced pool of investment funds that actively redeem shares, are observable and measurable, and are presented in “Investments” on SJW Group’s consolidated balance sheets. As of September 30, 2020, the value of the company owned life insurance was $7,497 of which $3,913 was related to assets to fund CTWS’s supplemental retirement plan agreements. As of December 31, 2019, the value of the company owned life insurance was $7,086 of which $3,829 was related to assets to fund CTWS’s supplemental retirement plan agreements. In addition to life insurance contracts, CTWS’s supplemental retirement plan agreements are also funded with a Rabbi Trust.
The following tables summarize the fair values of the Rabbi Trust investment assets to fund CTWS’s additional retirement benefits under the supplemental executive retirement plans and retirement contracts by major categories as of September 30, 2020, and December 31, 2019:

	Fair Value Measurements at September 30, 2020
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$38	38	—	—
Mutual funds	2,021	2,021	—	—
Fixed income	815	815	—	—
Total	$2,874	2,874	—	—

	Fair Value Measurements at December 31, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20	20	—	—
Mutual funds	834	834	—	—
Fixed income	2,329	2,329	—	—
Total	$3,183	3,183	—	—
The fair value of SJW Group’s long-term debt was approximately $1,575,067 and $1,396,205 as of September 30, 2020, and December 31, 2019, respectively, and was determined using a discounted cash flow analysis, based on the current rates for similar financial instruments of the same duration and creditworthiness of the company. The book value of the long-term debt was $1,379,555 and $1,305,869 as of September 30, 2020, and December 31, 2019, respectively. The fair value of long-term debt would be categorized as Level 2 in the fair value hierarchy.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

Note 9.	Regulatory Rate Filings
California Regulatory Affairs
On July 20, 2018, the California Public Utilities Commission (“CPUC”) issued an Order Instituting Investigation (“OII”) No. 18-07-007 concerning SJW Group’s then proposed merger with CTWS. A Scoping Memorandum was issued on September 7, 2018, which identified the issues to be considered in the proceeding as to whether the proposed merger is subject to CPUC approval and to evaluate the merger’s likely impacts within California. On September 14, 2018, SJW Group and SJWC submitted joint comments in response to the issues identified in accordance with the Scoping Memorandum’s adopted schedule, and reply comments were submitted on October 19, 2018. A Public Participation Hearing was held on January 31, 2019. On March 4, 2019, the CPUC suspended this proceeding due to SJW Group’s announcement of its intention to file a new merger approval application with the PURA. On April 3, 2019, SJW Group and CTWS jointly filed a new merger application with PURA. After securing the required approvals from both PURA and the Maine Public Utilities Commission (“MPUC”), SJW Group announced the close of the merger on October 9, 2019, and notified the CPUC accordingly. On August 31, 2020, the CPUC issued Decision 20-08-036 dismissing the OII and closing the proceeding. The OII is officially concluded as no application for rehearing was filed within 30 days of decision issuance.
On September 14, 2018, the CPUC issued OII No. 18-09-003 to which SJWC was named as Respondent. The OII was to determine whether the company unlawfully overcharged customers over a 30-year period by failing to pro-rate service charges when increases occurred during a billing period, and whether the company double-billed service charges during one billing period when allegedly switching from billing such charges in advance to billing in arrears.  The OII resulted from a report by the CPUC’s Consumer Protection and Enforcement Division (“CPED”), dated August 16, 2018, recommending an investigation into SJWC’s billing practice.  CPED calculated a refund obligation of approximately $2,061 for the years 2014 to 2016 that had been the subject of SJWC’s Advice Letter No. 510.  CPED calculated a further refund obligation of approximately $1,990 for the years 1987 to 2013.  CPED also asserted that the company double-billed its customers during a billing period when it allegedly converted from billing in advance to billing in arrears, assumed that such double-billing occurred in January 2011, and calculated a refund obligation of approximately $4,935.  The OII notes these estimates and identifies the proper refund amount as an issue in the proceeding.  The OII also identifies the CPUC’s authority to consider imposing penalties on SJWC in amounts ranging from $0.5 to $50 per offense, per day. On July 24, 2019, SJWC and CPED jointly filed a motion for CPUC approval of a Settlement Agreement (“Agreement”) over SJWC’s past customer billing practices. The Agreement requires the company to pay approximately $2,100 in customer credits, consisting of $1,757 for refunds during the period from 1987 to 2011 and an additional $350 in customer credits to low-income water customers, and invest $5,000 in utility plant that is not allowed an investment return or rate recovery. The Agreement was subject to final approval by the CPUC. A CPUC Presiding Officer’s Decision approved the Agreement in December 2019, but an appeal was filed in January 2020 by a group of SJWC customers. A final CPUC decision approving the Agreement and dismissing the appeal was approved on February 27, 2020, and concluded this proceeding. Advice Letter No. 545 was filed on March 13, 2020, requesting authorization to provide refunds to customers. For a typical residential customer with a 3/4-inch meter, the one-time refund was $5.52 dollars.  This advice letter was approved effective April 12, 2020, and SJWC completed issuing refunds in mid-June 2020.
On June 19, 2019, the CPUC issued its final decision resolving the remaining issues in SJWC’s general rate case for 2019. Decision 19-06-010 denied the establishment of a WRAM/SRM and authorized the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account balance as of September 30, 2016. SJWC filed Advice Letter No. 534 on August 1, 2019, to recover the $1,243 Hydro Generation Memorandum Account balance as of September 30, 2017, via a surcharge over a three-year period. The CPUC rejected the advice letter on October 10, 2019, citing an error in the name of the memorandum account and recommended a correction and a new filing for recovery. SJWC filed to correct the record and received the CPUC’s decision on April 10, 2020. Advice Letter 548 was filed on April 24, 2020, requesting recovery of $1,224 via a 36-month surcharge. The adjustment in the memorandum account balance reflected project costs incurred after September 30, 2016, which are not allowable per Decision 19-06-010. Per Resolution W-5228 approved on August 27, 2020 by the CPUC, further adjustments were made to the memorandum account balance resulting in an approved recovery of $1,219 which was recognized in the company’s regulatory assets as of September 30, 2020. The recovery was approved in Advice Letter 548A effective August 31, 2020.
SJWC filed Advice Letter No. 537 with the CPUC requesting authorization to refund the balance in its 2018 Tax Accounting Memorandum Account as required by the general rate case decision on October 18, 2019.  On December 3, 2019, Advice Letter 537-A was filed to refund the balance via a one-time surcredit. For a typical residential customer with a 3/4-inch meter, the

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

one-time refund will be $20.84 dollars per customer.  This advice letter was approved effective January 21, 2020, and refunds to customers began and completed in January 2020.
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
On March 16, 2020, the CPUC ordered its regulated water utilities to halt customer disconnection activities in connection with the COVID-19 pandemic. On April 16, 2020, the CPUC issued Executive Order N-42-20 suspending customer disconnection activities. The CPUC’s and Governor’s orders will remain in effect until further notice. On April 16, 2020, the CPUC issued Resolution M-4842 directing utilities to implement emergency customer protections to assist customers such as waiving reconnection deposits, offering payment arrangements, and suspending disconnections for nonpayment, to assist customers. This resolution is effective for up to one year, or April 16, 2021, with the option to extend.
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
SJWC filed Advice Letter No. 552 with the CPUC requesting authorization to establish a Polyfluoroalkyl Substances Memorandum Account (“PFAS MA”) on August 18, 2020. The advice letter was approved retroactive to March 1, 2019. SJWC will track in this account incremental expenses related to PFAS monitoring, sampling, and customer outreach activities for potential future recovery.
Connecticut Regulatory Affairs
As of September 30, 2020, Water Infrastructure Conservation Adjustment (“WICA”) surcharges for Connecticut Water and Avon Water were 5.75% and 9.31%, respectively.  HVWC did not have an approved WICA surcharge.  On January 28, 2020, Connecticut Water filed a WICA application representing an additional 2.6% surcharge, for a cumulative WICA surcharge of 5.84%. Additionally, on February 7, 2020, Connecticut Water filed its annual WICA reconciliation which called for a 0.09% reduction of the WICA surcharge. On March 25, 2020, PURA approved a net cumulative 5.75% surcharge for Connecticut Water which became effective on customers’ bills on April 1, 2020. On October 28, 2020, Connecticut Water filed a WICA application representing an additional 1.11% surcharge or approximately $956 increase in revenues, for a cumulative WICA surcharge of 6.85% which is scheduled to become effective January 1, 2021.
On March 3, 2020, Connecticut Water filed an application, Docket No. 20-03-04, with PURA to merge Avon Water and HVWC with and into Connecticut Water.  The application was made to streamline borrowings, regulatory filings and internal administrative tasks associated with maintaining separate corporate entities and was approved by PURA on September 16, 2020. The merger became effective on September 30, 2020. After the approval and prior to the completion of the merger, the outstanding debt balances held at Avon Water and HVWC were repaid in full.
On March 12, 2020, PURA issued Docket No. 20-03-15 to establish a State of Emergency Utility Shut-off Moratorium for the COVID-19 pandemic. The moratorium ordered regulated utility companies to refrain from terminating utility service to

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

residential customers, except for safety reasons until August 1, 2020, or until such other time as determined by the PURA. The moratorium was extended through October 1, 2020 at which time the company may resume standard collection practices until or unless there is further action by PURA.  In the same docket, PURA further directed the public service companies to maintain a detailed record of costs incurred and revenues lost as a result of implementing its orders in the docket and may establish a regulatory asset to track incurred costs. Approval for recovery of additional costs incurred and/or revenues lost relating to the COVID-19 pandemic would be considered for recovery in the Connecticut Water’s next general rate case proceeding.
Legislation was recently passed in Connecticut that made changes to the PURA statutes for utility regulation. The most notable changes that affect water companies were adjustments to extend the timelines for adjudication of various regulatory proceedings.  In particular, the following proceeding timelines were increased: general rate case from 150 days with 30 day extension (180 days maximum) to 200 days, change in control from 120 days with 30 day extension (150 days maximum) to 200 days with an opportunity for a 30 day extension (230 days maximum), and financing from 30 days to 60 days. In addition, there is a new requirement that any future change in control or merger approvals would require the composition of the board of directors of the holding company to include a proportional percentage of Connecticut-based directors. The law also authorizes, but does not require, the PURA to consider adoption of a framework for performance-based regulation of private water companies.
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
Maine Regulatory Affairs
On December 20, 2019, Maine Water filed for a general rate increase for their Skowhegan Division seeking approximately $221, or 14.7%, in additional revenue with the MPUC. On June 17, 2020, the MPUC approved a general rate increase for Skowhegan Division customers allowing $198 in additional revenue.  Per the MPUC decision, the increase will be implemented in two steps: an initial 9.80% rate increase effective June 15, 2020, and a 3.51% rate increase effective July 1, 2021. The combined rate increase is 13.31%.
On January 20, 2020, Maine Water filed Water Infrastructure Surcharge (“WISC”) applications with the MPUC in four divisions requesting an increase between 1.76% and 3.00%, representing approximately $371 in additional revenues. The WISC applications were approved on February 26, 2020, and the surcharges became effective March 1, 2020.
On March 16, 2020, MPUC issued an emergency moratorium on utility disconnection activities in connection to the COVID-19 pandemic. The moratorium directed public utility companies not to engage in any disconnection activities including disconnection notices for all classes of customers until further notice from MPUC. Maine Water is tracking COVID-19 related costs for potential future recovery in rates charged to customers. On September 17, 2020, the MPUC issued an order lifting the moratorium on utility disconnections in Maine effective November 1, 2020. The Order requires specific notifications by utilities to their customers prior to resuming disconnection activities and requires a waiver of late payment fess for customers who enter into payment arrangements on or before December 31, 2020. MWC is processing customer notices as required with the intention of resuming utility disconnections in November, 2020.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

On October 9, 2020, Maine Water filed a request for approval of a special rate contract between Maine Water and the Kennebec Water District (“KWD”). Maine Water has purchased water from KWD under a special rate contract approved by the MPUC since November 2000. The filing seeks to continue the existing relationship between the two water utilities and requests extension of the expiring 20 year agreement for an additional 20 years.

Note 10.	Balancing and Memorandum Accounts
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
In assessing the probability criteria for balancing and memorandum accounts between general rate cases, SJWC considers evidence that may exist prior to CPUC authorization that would satisfy ASC Topic 980-340-25—“Other Assets and Deferred Costs” recognition criteria. Such evidence may include regulatory rules and decisions, past practices, and other facts and circumstances that would indicate that recovery or refund is probable. When such evidence provides sufficient support, the balances are recorded in SJW Group’s condensed consolidated financial statements.
CPUC approved Advice Letter No. 548A for the recovery of the Hydro Generation Research, Development and Demonstration Memorandum Account (“PRVMA”) on August 27, 2020. In 2016, the Company determined recovery at the time was not probable and recorded a reserve for the costs related to the project. Advice Letter No. 548A allowed recovery of $1,219 which was recognized as a regulatory asset for the three and nine months ended September 30, 2020, and the reserve previously recognized was reversed. The amounts have been reflected in the PRVMA balances shown in the table below.
On December 19, 2019, the CPUC denied the recovery of SJWC’s 2018 WCMA in Advice Letter No. 532 and no longer approved the tracking of WCMA balances. As a result of conflicting CPUC proposed decisions issued in October 2019 on recovery of the 2018 WCMA balance, SJWC determined that it no longer met the probability criteria for recognition under ASC Topic 980-605-25 and fully reserved the 2019 and 2018 WCMA balances as of September 30, 2019.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

	Three months ended September 30, 2020				Three months ended September 30, 2019
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
Monterey WRAM	$10,549	(1,124)	2,625	12,050	$8,986	328	(1,502)	7,812
2014-2017 WCMA	665	—	1	666	5,315	—	(2,397)	2,918
2018 WCMA	—	—	—	—	8,958	(8,958)	—	—
2019 WCMA	—	—	—	—	557	(557)	—	—
2012 General Rate Case true-up	752	—	—	752	7,731	(1)	(3,631)	4,099
Cost of capital memorandum account	(1,560)	(1)	—	(1,561)	(1,540)	(7)	—	(1,547)
Tax memorandum account	332	1	—	333	(6,585)	(33)	—	(6,618)
All others	(2,451)	37	—	(2,414)	(1,794)	(47)	(128)	(1,969)
Total revenue accounts	$8,287	(1,087)	2,626	9,826	$21,628	(9,275)	(7,658)	4,695
Cost-recovery accounts:
Water supply costs	5,899	1,222	1	7,122	5,912	1,049	(1,871)	5,090
Pension	2,985	(253)	—	2,732	(233)	199	1,208	1,174
PRVMA	—	1,219	(8)	1,211	—	—	—	—
All others	444	—	—	444	870	2	(223)	649
Total cost-recovery accounts	$9,328	2,188	(7)	11,509	$6,549	1,250	(886)	6,913

Total	$17,615	1,101	2,619	21,335	$28,177	(8,025)	(8,544)	11,608

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance	Beginning Balance	Regulatory Asset Increase (Decrease)	Refunds (Collections) Adjustments	Ending Balance

Revenue accounts:
Monterey WRAM	$7,015	2,437	2,598	12,050	$6,847	3,994	(3,029)	7,812
2014-2017 WCMA	708	—	(42)	666	7,750	—	(4,832)	2,918
2018 WCMA	—	—	—	—	9,386	(9,386)	—	—
2019 WCMA	—	—	—	—	—	—	—	—
2012 General Rate Case true-up	752	—	—	752	11,328	95	(7,324)	4,099
Cost of capital memorandum account	(1,553)	(8)	—	(1,561)	(1,523)	(24)	—	(1,547)
Tax memorandum account	(6,643)	(2)	6,978	333	(6,504)	(114)	—	(6,618)
All others	(2,219)	(128)	(67)	(2,414)	(1,735)	25	(259)	(1,969)
Total revenue accounts	$(1,940)	2,299	9,467	9,826	$25,549	(5,410)	(15,444)	4,695
Cost-recovery accounts:
Water supply costs	4,328	2,827	(33)	7,122	9,617	(754)	(3,773)	5,090
Pension	2,449	261	22	2,732	(1,843)	582	2,435	1,174
PRVMA	—	1,219	(8)	1,211	—	—	—	—
All others	446	2	(4)	444	1,090	8	(449)	649
Total cost-recovery accounts	$7,223	4,309	(23)	11,509	$8,864	(164)	(1,787)	6,913

Total	$5,283	6,608	9,444	21,335	$34,413	(5,574)	(17,231)	11,608

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
(in thousands, except share and per share data)

As of September 30, 2020, the total balance in SJWC’s balancing and memorandum accounts combined, including interest, that have not been recorded into the financial statements was a net under-collection of $2,245. All balancing accounts and memorandum-type accounts not included for recovery or refund in the current general rate case will be reviewed by the CPUC in SJWC’s next general rate case or at the time an individual account balance reaches a threshold of 2% of authorized revenue, whichever occurs first.

Note 11.	Regulatory Assets
Regulatory assets are comprised of the following as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Regulatory assets:
Income tax temporary differences, net	$3,363	2,433
Postretirement pensions and other medical benefits	77,906	73,525
Business combinations debt premium, net	23,114	25,020
Balancing and memorandum accounts, net	21,335	5,283
WRA	4,805	9,108
Other, net	6,451	5,048
Total regulatory assets, net in Consolidated Balance Sheets	136,974	120,417
Less: current regulatory asset, net	4,758	6,472
Total regulatory assets, net, less current portion	$132,216	113,945

Note 12.	Business Combination
On October 9, 2019, SJW Group completed the merger with CTWS, a company that provides water service throughout Connecticut and Maine. In addition, CTWS has a real estate company in Connecticut which provides property management services.
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
September 30, 2020
(in thousands, except share and per share data)

The following table summarizes the purchase price and recording of fair values of assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments as of September 30, 2020.

	Amounts Previously Recognized as of Acquisition Date (a)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Assets acquired:
Utility plant, net	$750,703	$—	$750,703
Nonutility plant	848	—	848
Current assets	42,673	(1,167)	41,506
Investments	12,489	—	12,489
Regulatory assets and deferred charges, less current portion	83,132	(4,307)	78,825
Other intangible assets	17,181	—	17,181
Other assets	2,592	—	2,592
Goodwill	626,523	(1,222)	625,301
Total assets acquired	1,536,141	(6,696)	1,529,445
Liabilities assumed:
Long-term debt	281,009	—	281,009
Current liabilities, including maturities of long-term debt	125,772	25	125,797
Deferred income taxes	107,789	(7,145)	100,644
Postretirement benefit plans	31,789	—	31,789
Contributions in aid of construction and construction advances	137,327	—	137,327
Other long-term liabilities	10,607	424	11,031
Total liabilities assumed	694,293	(6,696)	687,597
Assumed equity	$841,848	$—	$841,848

______________________________________

(a)	As previously reported in the SJW Group’s 10-K for the period ended December 31, 2019.
Other intangible assets primarily consists of customer relationships.
The goodwill balance is primarily attributable to assembled workforce and diversification of markets both from a geographic and regulatory perspective. We do not expect the goodwill recognized in connection with the transaction will be deductible for income tax purposes.
The company analyzed and revalued the acquired opening deferred tax asset and liability balances within the measurement period which resulted in a decrease to goodwill of $1,222 during the third quarter of 2020. There was no impact associated with the measurement period adjustments to the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2020.
Goodwill is not amortized but is tested for impairment annually, as of the first day of the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not, reduce the fair value of a reporting unit below its carrying amount. SJW Group first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. In assessing the qualitative factors, SJW Group considers the impact of these key factors: change in industry and competitive environment, financial performance, macroeconomic conditions, and other relevant Company-specific events. If SJW Group determines that as a result of the qualitative assessment it is more likely than not (> 50% likelihood) that the fair value is less than carrying amount, then a quantitative test is performed.

SJW GROUP AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
September 30, 2020
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
(Dollar amounts in thousands, except per share amounts and otherwise noted)
The information in this Item 2 should be read in conjunction with the financial information and the notes thereto included in Item 1 of this Form 10-Q and the condensed consolidated financial statements and notes thereto and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in SJW Group’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
SJWC also has approximately 234 acres of nonutility property which has been identified as no longer used and useful in providing utility services. The majority of the properties are located in the hillside areas adjacent to SJWC’s various watershed properties.
SJWNE LLC is the holding company for Connecticut Water Service, Inc. (“CTWS”). CTWS became a wholly-owned subsidiary of SJWNE LLC as part of the merger transaction between SJW Group and CTWS that was completed on October 9, 2019. CTWS, headquartered in Connecticut, serves as a holding company for water utility companies providing water service to approximately 136,000 connections that serve a population of approximately 477,000 people in 81 municipalities throughout Connecticut and Maine and more than 3,000 wastewater connections in Southbury, Connecticut. The subsidiaries held by CTWS that provide utility water services are The Connecticut Water Company (“Connecticut Water”) and The Maine Water Company (“Maine Water”). During third quarter, Connecticut Water completed the merger of The Heritage Village Water Company (“HVWC”) and The Avon Water Company (“Avon Water”) with and into Connecticut Water, with Connecticut Water as the surviving entity. HVWC and Avon Water were wholly owned subsidiaries of CTWS prior to the merger into Connecticut Water. The purpose of the merger was to streamline borrowings, regulatory filings and internal administrative tasks associated with maintaining and operating separate corporate entities. The remaining two CTWS subsidiaries are Chester Realty, Inc., a real estate company in Connecticut, and New England Water Utility Services, Inc. (“NEWUS”), which provides contract water and sewer operations and other water related services.
CTWS also offers Linebacker, an optional service line protection program to eligible residential customers through NEWUS in Connecticut and Maine Water in Maine covering the cost of repairs for leaking or broken water service lines which provide drinking water to a customer’s home. For customers who enroll in this program, CTWS will repair or replace a leaking or broken water service line and related equipment. Additionally, NEWUS offers expanded coverage to Connecticut Water customers for failure of in-home plumbing, sewer and septic drainage lines and implemented modified terms and conditions with limitations on certain coverages.
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
SJWTX, Inc., doing business as Canyon Lake Water Service Company (“CLWSC”), is a public utility in the business of providing water service to approximately 19,000 connections that serve approximately 57,000 people. CLWSC’s service area comprises more than 247 square miles in the southern region of the Texas Hill Country in Blanco, Comal, Hays and Travis counties, the growing region between San Antonio and Austin, Texas. SJWTX, Inc. has a 25% interest in Acequia Water Supply Corporation (“Acequia”). The water supply corporation has been determined to be a variable interest entity within the scope of ASC Topic 810 with SJWTX, Inc. as the primary beneficiary. As a result, Acequia has been consolidated with SJWTX, Inc.
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
SJW Land Company owned the following real properties during the nine months ended September 30, 2020:

				% for Nine months ended September 30, 2020 of SJW Land Company
Description	Location	Acreage	Square Footage	Revenue	Expense
Warehouse building	Knoxville, Tennessee	30	361,500	47%	41%
Commercial building	Knoxville, Tennessee	15	135,000	53%	59%
Undeveloped land and parking lot	Knoxville, Tennessee	10	N/A	N/A	N/A
Undeveloped land	San Jose, California	103	N/A	N/A	N/A
As of September 30, 2020, Chester Realty, Inc. owns less than 100 acres of undeveloped land in the State of Connecticut.

Business Strategy for Water Utility Services:
SJW Group focuses its business initiatives in three strategic areas:

(1)	Regional regulated water utility operations;

(2)
Regional non-tariffed water utility related services provided in accordance with the guidelines established by the CPUC in California, the Public Utilities Regulatory Authority in Connecticut (“PURA”), the Public Utilities Commission of Texas (“PUCT”) in Texas, and the Maine Public Utilities Commission (“MPUC”) in Maine; and

(3)	Out-of-region water and utility related services.
As part of our pursuit of the above three strategic areas, we consider from time to time opportunities to acquire businesses and assets, including the CTWS merger which closed on October 9, 2019. However, we cannot be certain we will be successful in identifying and consummating any strategic business combination or acquisitions relating to such opportunities. In addition, the execution of our business strategy will expose us to different risks than those associated with the current utility operations. We expect to incur costs in connection with the execution of this strategy and any integration of an acquired business could involve significant costs, the assumption of certain known and unknown liabilities related to the acquired assets, the diversion of management’s time and resources, the potential for a negative impact on SJW Group’s financial position and operating results, entering markets in which SJW Group has no or limited direct prior experience and the potential loss of key employees of any acquired company. Any strategic combination or acquisition we decide to undertake may also impact our ability to finance our business, affect our compliance with regulatory requirements, and impose additional burdens on our operations. Any businesses we acquire may not achieve sales, customer growth and projected profitability that would justify the investment. Any difficulties we encounter in the integration process, including the integration of controls necessary for internal control and financial reporting, could interfere with our operations, reduce our operating margins and adversely affect our internal controls. SJW Group cannot be certain that any transaction will be successful or that it will not materially harm operating results or our financial condition.

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

Recently Adopted Accounting Policies and New Accounting Pronouncements:
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting policies and new accounting pronouncements for the nine months ended September 30, 2020.

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
Coronavirus (“COVID-19”) Update
In 2020, the outbreak of COVID-19 has had significant impact on the global economy.  SJW Group has taken precautions to protect the health and safety of employees, customers and the community while continuing to deliver safe and reliable water service as we are deemed to be an essential service provider.  SJW Group’s response to the COVID-19 outbreak continues to evolve and has included: (i) suspending service disconnections for non-payments pursuant to orders from certain state regulators, which will remain for specified durations with the longest extending to April 2021; (ii) waiving reconnection or facilities fees for affected customers and suspending deposit requirements for affected customers who must reconnect to the systems; (iii) the temporary closure of our walk-in customer payment centers where they were provided; (iv) increasing the number of employees telecommuting; and (v) delaying some capital improvement projects at our water utilities.  Although, we do not believe the COVID-19 pandemic has materially adversely affected SJW Group’s financial results and business operations for the nine months ended September 30, 2020, the full impact of the pandemic is uncertain.  SJW Group continues to monitor developments affecting our business, employees and suppliers and will take additional precautions as management believes is necessary.  Please see other risks related to COVID-19 under Item 1A, “Risk Factors.”
Overview
SJW Group’s consolidated net income for the three months ended September 30, 2020, was $26,093, an increase of $16,615, or approximately 175%, from $9,478 for the same period in 2019. SJW Group’s consolidated net income for the nine months ended September 30, 2020, was $48,231, an increase of $19,342, or approximately 67%, from $28,889 for the same period in 2019. The increase in net income for the three and nine months ended September 30, 2020, was primarily due to addition of net income from CTWS as a result of the merger and an increase in revenue at SJWC due to increased customer usage, and cumulative water rate increases, partially offset by the net recognition of certain balancing and memorandum accounts. In addition, a reserve for the 2018 and 2019 Water Conservation Memorandum Account balances was recorded in prior year as we determined we no longer met the requirements for revenue recognition. The net increases in revenue was partially offset by an increase in production expenses at SJWC due to a decrease in the use of available surface water supplies, an increase in customer usage, an increase in per unit costs for purchased water, groundwater extraction and energy charges, an increase in interest on long-term debt due to the debt issued to acquire SJWNE LLC, issuance of SJWC’s Series M Note and Connecticut Water’s Senior Note, and an increase in depreciation expense due to assets placed in service in 2019.
Operating Revenue

	Operating Revenue by Segment
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Water Utility Services	$164,460	112,644	$424,609	290,556
Real Estate Services	1,403	1,353	4,217	4,088
	$165,863	113,997	$428,826	294,644
The change in consolidated operating revenues was due to the following factors:

	Three months ended September 30, 2020 vs. 2019		Nine months ended September 30, 2020 vs. 2019
	Increase/(decrease)		Increase/(decrease)
Water Utility Services:
Consumption changes	$2,439	2%	$16,854	6%
Increase in customers	386	—%	1,322	1%
Rate increases	2,324	2%	7,398	2%
OII customer rate credits	—	—%	2,200	1%
Balancing and memorandum accounts:
Water Conservation Memorandum Account (“WCMA”)	9,515	8%	9,386	3%
All others	48	—%	(457)	—%
SJWNE LLC	37,104	33%	97,350	33%
Real Estate Services	50	—%	129	—%
	$51,866	45%	$134,182	46%
Operating Expense

	Operating Expense by Segment
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Water Utility Services	$122,046	91,560	$328,368	229,906
Real Estate Services	961	935	2,642	2,834
All Other	973	4,418	4,436	10,441
	$123,980	96,913	$335,446	243,181

The change in consolidated operating expenses was due to the following factors:

	Three months ended September 30, 2020 vs. 2019		Nine months ended September 30, 2020 vs. 2019
	Increase/(decrease)		Increase/(decrease)
Water production expenses:
Change in surface water use	$5,425	6%	$17,535	7%
Change in usage and new customers	2,156	2%	10,360	4%
Purchased water and groundwater extraction charge and energy price increase	(546)	(1)%	2,436	1%
Balancing and memorandum accounts cost recovery	(173)	—%	(3,576)	(1)%
SJWNE LLC	6,471	7%	19,619	8%
Total water production expenses	13,333	14%	46,374	19%
Administrative and general	4,364	4%	18,184	8%
Balance and memorandum account cost recovery	453	—%	322	—%
Maintenance	(373)	—%	1,993	1%
Property taxes and other non-income taxes	3,732	4%	10,321	4%
Depreciation and amortization	7,295	8%	21,184	9%
Merger related expenses	(1,737)	(2)%	(6,113)	(3)%
	$27,067	28%	$92,265	38%
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
On October 1, 2020, Valley Water’s 10 reservoirs were approximately 25% of total capacity with 13,679 million gallons of water in storage, which is 55% of the twenty-year average for this date. Valley Water continues to drain their largest reservoir, Anderson, in preparation for the 8-10 year Anderson Dam Seismic Retrofit Project. As reported by the Valley Water, there has been no rainfall in San Jose during the current annual rainfall season that commenced on July 1, 2020. Rainfall at SJWC’s Lake Elsman was measured at zero inches during the current rainfall season. Under normal hydrologic conditions, state and federal water allocations represent approximately 40% of the Valley Water’s total annual water supply. As of October 1, 2020, Valley Water reported that allocations from the state and federal water project are approximately 20% and 70%, respectively, of amounts requested in 2020. Valley Water also reported that the managed groundwater recharge from January to September in the Santa Clara Plain was 81% of the five-year average. The groundwater level in the Santa Clara Plain is approximately 21 feet lower than a year ago in September and 14 feet lower than the five-year average. According to Valley Water, the projected total groundwater storage at the end of 2020 is expected to fall within the normal stage of the Valley Water’s Water Shortage Contingency Plan.
On October 1, 2020, SJWC’s Lake Elsman contained 438 million gallons of water, of which approximately 288 million gallons can be utilized for treatment in water production. This Lake Elsman volume represents 44% of the five-year average which reflects the low winter rainfall we experienced in our Santa Cruz mountains watershed. Local surface water is a less costly source of water than groundwater or purchased water and its availability significantly impacts SJWC’s results of operations. SJWC will utilize surface water and additional water from its portfolio of groundwater supplies to supplement imported water from the Valley Water. Production from the Montevina Surface Water Treatment Plant through the third quarter was 968 million gallons, which is 48% of the five-year average. Production at SJWC’s smaller Saratoga Water Treatment Plant through the third quarter was 111 million gallons, which is 41% of the five-year average. Saratoga Water Treatment Plant was taken out of service during the second quarter due to lack of run-off from Saratoga Creek and remains offline. SJWC believes that its various water supply sources will be sufficient to meet customer demand through the remainder of 2020.
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

CLWSC’s water supply consists of groundwater from wells and purchased treated and untreated raw water from local water agencies. CLWSC has long-term agreements with the Guadalupe-Blanco River Authority (“GBRA”), which expire in 2037, 2040, 2044 and 2050. The agreements, which are take-or-pay contracts, provide CLWSC with an aggregate of 6,900 acre-feet of water per year from Canyon Lake at prices that may be adjusted periodically by GBRA. CLWSC also has raw water supply agreements with the Lower Colorado River Authority (“LCRA”) and West Travis Public Utility Agency (“WTPUA”) expiring in 2053 and 2046, respectively, to provide for 350 acre-feet of water per year from Lake Austin and the Colorado River, respectively, at prices that may be adjusted periodically by the agencies. Production wells located in a Comal Trinity Groundwater Conservation District, a regulated portion of the Trinity aquifer, are charged a groundwater pump tax based upon usage. CLWSC implemented Stage 1 of its Drought Management Plan on July 13, 2020 as service area conditions shifted to an Abnormally Dry state, precipitation was sparse and demand surged. This was done in coordination with neighboring municipalities with which it shares water supply sources.  On October 9, 2020, CLWSC exited Stage 1 as temperatures cooled and September saw some significant rain events. CLWSC has recently updated its Drought Management Plan to better account for both climatic conditions within its service area and increased demand due to new development. These updates have received preliminary approval by the Texas Commission for Environmental Quality. CLWSC believes that, with the judicious implementation of its Drought Management Plan, its water supply sources will be sufficient to meet customer demand through the remainder of 2020.
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
The following table presents the change in sources of water supply, in million gallons, for Water Utility Services:

	Three months ended September 30,		Increase/ (decrease)	% of Total Change	Nine months ended September 30,		Increase/ (decrease)	% of Total Change
	2020	2019			2020	2019
Purchased water	7,960	7,977	(17)	—%	17,486	17,080	406	1%
Groundwater	6,265	3,472	2,793	21%	16,110	7,706	8,404	28%
Surface water	2,432	1,369	1,063	8%	6,869	4,831	2,038	7%
Reclaimed water	326	313	13	—%	605	537	68	—%
	16,983	13,131	3,852	29%	41,070	30,154	10,916	36%
The changes in the source of supply mix were consistent with the changes in the water production expenses.
SJWC’s unaccounted-for water on a 12-month-to-date basis for September 30, 2020, and 2019 approximated 6.6% and 7.7%, respectively, as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through the system, partially offset by SJWC’s main replacements and lost water reduction programs.
CTWS’s unaccounted-for water on an acquisition-to-date basis for the period ending September 30, 2020 was approximately 16.9% as a percentage of total production. The unaccounted-for water estimate is based on the results of past experience and the impact of flows through CTWS’s systems, unadjusted for any required system flushing, partially offset by Water Infrastructure Conservation Adjustment (“WICA”) and Water Infrastructure Surcharge (“WISC”) main replacement programs and lost water reduction initiatives.
Water Production Expenses
The change in water production expenses for the three and nine months ended September 30, 2020, compared to the same period in 2019, was primarily attributable to the new SJWNE LLC subsidiary operations, a decrease in available surface water for SJWC, an increase in customer usage and changes in per unit costs for purchased water, groundwater extraction and energy charges, offset by a decrease in cost-recovery balancing and memorandum accounts. Valley Water did not increase the unit price of purchased water and groundwater extraction fees for their fiscal year beginning July 1, 2020.
Other Operating Expenses
Operating expenses, excluding water production expenses, increased $13,734 for the three months ended September 30, 2020, compared to the same period in 2019. The increase was primarily attributable to an increase of $17,437 due to the new SJWNE LLC subsidiary operations, and an increase in depreciation and amortization expense due to increases in utility plant, partially offset by a decrease in merger related expenses due to the completion of our merger with CTWS and a decrease in integration costs that were recognized as administrative and general expenses.

Operating expenses, excluding water production expenses, increased $45,891 for the nine months ended September 30, 2020, compared to the same period in 2019. The increase was primarily attributable to an increase of $47,596 due to the new SJWNE LLC subsidiary operations, and an increase in depreciation and amortization expense due to increases in utility plant, partially offset by a decrease in merger related expenses due to the completion of our merger with CTWS.
Other (Expense) Income
For the three and nine months ended September 30, 2020, compared to the same periods in 2019, the change in other (expense) income was primarily due to an increase in interest expense on long-term debt as a result of the issuance of SJW Group’s Series 2019A, B and C notes and SJWC’s Series M note. In addition, interest income decreased due to use of previously invested money market funds for the merger with CTWS.
Provision for Income Taxes
For the three and nine months ended September 30, 2020, compared to the same period in 2019, income tax expense increased $2,013 and $424, respectively. The increase in income tax expense was primarily due to a higher pre-tax income which was offset by the increase in flow-through tax benefits. The effective consolidated income tax rates were 15% and 21% for the three months ended September 30, 2020, and 2019, respectively, and 16% and 23% for the nine months ended September 30, 2020, and 2019, respectively. The lower effective rates for the three and nine months ended September 30, 2020, were primarily due to flow-through tax benefits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act includes, among other items, measures concerning income taxes. SJW Group has considered the income tax implications of the CARES Act in its estimated tax provision and does not believe it will materially impact the company’s year-end tax rate.
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

Liquidity:
Cash Flow from Operating Activities
During the nine months ended September 30, 2020, SJW Group generated cash flows from operations of approximately $70,600, compared to $91,300 for the same period in 2019. Cash flow from operations is primarily generated by net income from revenue producing activities, adjusted for non-cash expenses for depreciation and amortization, deferred income taxes, stock-based compensation, gains or losses on the sale of assets, and changes in working capital items. Cash flow from operations decreased by approximately $20,700. This decrease was the result of a combination of the following factors: (1) decrease in collection in balancing and memorandum accounts of $36,900, (2) a decrease in collections from accounts receivable and accrued unbilled utility revenue of $13,900 due to higher unbilled revenue balances and higher accounts receivable balances from the merger with SJWNE and slower collections from customers during the COVID-19 pandemic, (3) payments of amounts previously invoiced and accrued, which increased by $6,700, and (4) an up-front payment of $5,000 for renewal of the Cupertino service concession agreement, offset by (5) general working capital and net income, adjusted for non-cash items which increased by $39,500, and (6) an increase of payments for accrued interest by $2,300 as result of new debt acquired in 2019 and 2020.
As of September 30, 2020, Water Utility Services’ write-offs for uncollectible accounts represented less than 1% of its total revenue, unchanged from September 30, 2019. In March 2020, the regulated utilities commissions of the respective states we operate initiated executive orders suspending water service disconnections due to non-payment from customers in light of the current stay-at-home orders, quarantines and similar governmental restrictions in response to the global COVID-19 pandemic. Management believes that the historical collection rate for its accounts receivables will decrease during the COVID-19 pandemic and although any financial impact is currently tracked to be filed through the rate-making process, there is no guarantee that such recovery will be approved by the respective state regulatory utility commissions.
Cash Flow from Investing Activities
During the nine months ended September 30, 2020, SJW Group used cash flows in investing activities of approximately $141,200, compared to $114,800 for the same period in 2019. SJW Group used approximately: (1) $130,400 of cash for company-funded capital expenditures, (2) $9,600 for developer-funded capital expenditures, and (3) $1,900 for utility plant retirements.
Water Utility Services’ budgeted capital expenditures for 2020, exclusive of capital expenditures financed by customer contributions and advances, are approximately $221,800. As of September 30, 2020, approximately $130,400 or 59% of the $221,800 has been spent. Certain capital improvement projects for Water Utility Services have been delayed due to COVID-19 pandemic in 2020 compared to normal activities prior to the pandemic. As a result, we currently expect to add between $195,000 and $200,000 in capital expenditures in 2020.
Water Utility Services’ capital expenditures are incurred in connection with normal upgrading and expansion of existing facilities and to comply with environmental regulations. Over the next five years, Water Utility Services expect to incur approximately $1,200,000 in capital expenditures, which includes replacement of pipes and mains, and maintaining water systems. A significant portion of this amount is subject to future CPUC, PURA, PUCT or MPUC approval. Capital expenditures have the effect of increasing utility plant rate base on which Water Utility Services earns a return. Water Utility Services actual capital expenditures may vary from their projections due to changes in the expected demand for services, weather patterns, actions by governmental agencies, and general economic conditions. Total additions to utility plant normally exceed Company-financed additions as a result of new facilities construction funded with advances from developers and contributions in aid of construction.
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
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020, increased by approximately $45,400 from the same period in the prior year, primarily as a result of (1) an increase in net borrowings on our lines of credit of $46,600, and (2) $5,900 increase in net cash receipts from advances and contributions in aid of construction, offset by (3) a decrease in net proceeds from new long-term debt of $4,600, and (4) $1,800 in dividends to shareholders.

Sources of Capital:
SJW Group’s ability to finance future construction programs and sustain dividend payments depends on its ability to maintain or increase internally generated funds and attract external financing. The level of future earnings and the related cash flow from operations is dependent, in large part, upon the timing and outcome of regulatory proceedings.
SJW Group’s 2011 unsecured senior note agreement has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $175,000 plus 30% of Water Utility Services cumulative net income, since June 30, 2011. SJW Group’s 2019 and 2020 unsecured senior note agreements have terms and conditions that restrict SJW Group from issuing additional funded debt if the funded consolidated debt would exceed 70% of total capitalization. SJW Group was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2020.
On August 11, 2020, SJW Group entered into a note purchase agreement with the purchasers listed in the agreement, pursuant to which SJW Group sold an aggregate principal amount of $50,000 of its 2.47% Senior Notes, Series 2020, due August 1, 2030. The notes are unsecured obligations of the Company. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. The note purchase agreement contains customary representations and warranties. Under the note purchase agreement, SJW Group is required to comply with certain customary affirmative and negative covenants for as long as the notes are outstanding. The notes are also subject to customary events of default, the occurrence of which may result in all of the notes then outstanding becoming immediately due and payable.
SJWC’s financing activity is designed to achieve a capital structure consistent with our CPUC authorized structure of approximately 47% debt and 53% equity. As of September 30, 2020, SJWC’s funded debt and equity were approximately 47% and 53%, respectively.
Funding for SJWC’s future capital expenditure program is expected to be provided primarily through internally-generated funds, the issuance of new long-term debt, and the issuance of equity, all of which will be consistent with regulator guidelines.
SJWC’s unsecured senior note agreements generally have terms and conditions that restrict SJWC from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. SJWC was not restricted from issuing future indebtedness as a result of these terms and conditions at September 30, 2020.

SJWC’s loan agreements with the California Pollution Control Financing Authority contain affirmative and negative covenants customary for loan agreements relating to revenue bonds, including, among other things, complying with certain disclosure obligations and covenants relating to the tax exempt status of the interest on the bonds and limitations and prohibitions relating to the transfer of the projects funded by the loan proceeds and the assignment of the loan agreement. As of September 30, 2020, SJWC was in compliance with all such covenants.
CTWS has outstanding term loans with a commercial bank and under the master loan agreement, CTWS is required to comply with certain financial ratio and customary affirmative and negative covenants. The most restrictive of these covenants is to maintain a consolidated (CTWS and its subsidiaries) debt to capitalization ratio of not more than 60%. As of September 30, 2020, CTWS was in compliance with all covenants under the master loan agreement.
Connecticut Water has outstanding term loans with a commercial bank and under its master loan agreement, Connecticut Water is required to comply with financial and customary affirmative and negative covenants substantially identical to those found in CTWS’s master loan agreement. Connecticut Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of September 30, 2020, Connecticut Water was in compliance with all covenants under its master loan agreement.
Connecticut Water has tax-exempt and taxable Water Facilities Revenue Bonds issued through Connecticut Innovations (formerly the Connecticut Development Authority). The bond indentures and loan agreements contain customary affirmative and negative covenants and also provide for the acceleration of the Revenue Bonds upon the occurrence of stated events of default. As of September 30, 2020, Connecticut Water was in compliance with all covenants of the bond indentures and loan agreements.
Connecticut Water’s unsecured senior notes have terms and conditions that restrict Connecticut Water from issuing additional debt or paying a dividend to CTWS if such debt or distribution would trigger an event of default. The senior note agreements also require Connecticut Water to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of September 30, 2020, Connecticut Water was in compliance with all financial ratio and customary affirmative and negative covenants under this agreement.
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
SJWTX, Inc.’s unsecured senior note agreement has terms and conditions that restrict SJWTX, Inc. from issuing additional funded debt if: (1) the funded debt would exceed 66-2/3% of total capitalization, and (2) net income available for interest charges for the trailing 12-month-calendar period would be less than 175% of interest charges. In addition, SJW Group is a guarantor of SJWTX, Inc.’s senior note which has terms and conditions that restrict SJW Group from issuing additional funded debt if: (1) the funded consolidated debt would exceed 66-2/3% of total capitalization, and (2) the minimum net worth of SJW Group becomes less than $125,000 plus 30% of Water Utility Services cumulative net income, since December 31, 2005. As of September 30, 2020, SJWTX, Inc. and SJW Group were not restricted from issuing future indebtedness as a result of these terms and conditions.
Maine Water has First Mortgage Bonds issued to the Maine Municipal Bond Bank through the State Safe Drinking Water Revolving Loan Fund and First Mortgage Bonds issued to One America. The associated bond indentures and loan agreements contain customary affirmative and negative covenants, including a prohibition on the issuance of indebtedness secured by assets or revenue of Maine Water where the lien is senior to the lien of the bond trustee under the above bonds except as permitted by the bond indentures and related loan and security agreements, a requirement to maintain a debt to capitalization ratio of not more than 65% and an interest coverage ratio of no less than 3 to 1, required compliance with other various financial covenants, and a provision for maturity acceleration upon the occurrence of stated events of default. As of September 30, 2020, Maine Water was in compliance with all covenants in its bond indentures and related loan agreements.
Maine Water has outstanding term loans with a commercial bank and under its master loan agreement, Maine Water is required to comply with financial and customary affirmative and negative covenants substantially identical to those found in CTWS and Connecticut Water’s master loan agreements. Maine Water is required to maintain a debt to capitalization ratio of not more than 60% and an interest coverage ratio of no less than 3 to 1. As of September 30, 2020, Maine Water was in compliance with all covenants under its master loan agreement.
HVWC had a term loan with a commercial bank, due in 2034. The loan was secured by real property owned by HVWC. The note was paid in full on September 24, 2020.

Avon Water had a mortgage loan that was due in 2033. The note was paid in full on September 24, 2020.
As of September 30, 2020, SJW Group and its subsidiaries had unsecured bank lines of credit, allowing aggregate short-term borrowings of up to $310,000, of which $5,000 was available to SJWTX, Inc. under a single line of credit, $190,000 was available to SJWC under two additional lines of credit line of credit, and $40,000 and $75,000 under a fourth and fifth, respectively, lines of credit was available to CTWS. At September 30, 2020, SJW Group and its subsidiaries had available unused short-term bank lines of credit totaling $184,197. The lines of credit bear interest at variable rates. On April 24, 2020, SJW Group terminated a $15,000 joint unsecured bank line of credit held by SJW Group and SJW Land Company effective April 29, 2020. On May 11, 2020, SJWC amended its $125,000 unsecured line of credit to increase the lending commitment by $15,000 to $140,000. In addition, on May 11, 2020, SJWC entered into an additional unsecured line of credit allowing borrowings of up to $50,000 for a six month period which has a zero balance as of September 30, 2020. The $140,000 and $50,000 lines of credit of SJWC expire on June 1, 2021 and November 11, 2020, respectively. SJWC does not intend to renew the $50,000 line of credit at maturity. The line of credit for SJWTX, Inc. expires on June 1, 2021. On May 29, 2020, CTWS entered into a Second Amendment to the CTWS’s existing $15,000 credit agreement, dated as of August 6, 2014, with CoBank, ACB (“CoBank), as amended by the First Amendment, dated October 28, 2015. The Second Amendment amends the prior agreement to, among other things, increase the total commitment by $25,000, from $15,000 to $40,000. The $40,000 and $75,000 lines of credit for CTWS expire May 15, 2025 and December 14, 2023, respectively. During 2020, the cost of borrowing on SJW Group’s short-term credit facilities has averaged 1.89%. All of SJW Group’s and subsidiaries lines of credit contain customary representations, warranties and events of default, as well as certain restrictive covenants customary for facilities of this type, including restrictions on indebtedness, liens, acquisitions and investments, restricted payments, asset sales, and fundamental changes. All of the lines of credit also include certain financial covenants that require the borrower to maintain a maximum funded debt to capitalization ratio and a minimum interest coverage ratio. As of September 30, 2020, SJW Group and its subsidiaries were in compliance with all covenants on their lines of credit.
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
There has been no change in internal control over financial reporting during the third fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting of SJW Group.

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
We are subject to risks related to the global pandemic associated with COVID-19. Numerous governmental jurisdictions, including the States of California, Connecticut, Maine and Texas where we maintain our water utility operations, have imposed “shelter-in-place” orders, quarantines, executive orders and similar governmental orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, unprecedented and widespread unemployment, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our suppliers, employees and customers, among others. While state governments recently have permitted some reopening of businesses and approved gradual easing of various restrictions, the pandemic continues to have a significant and negative impact on all aspects of economic activities in the U.S.
In California, Governor Gavin Newsom signed an executive order suspending water service disconnections due to non-payment by customers retroactive to March 4, 2020 and until further notice. In Connecticut, the March 12, 2020, PURA moratorium ruling to halt shutoff for nonpayment expired on October 1, 2020, but a pending PURA motion could further adjust the date and extend the suspensions of shutoffs. In Maine, the MPUC moratorium rulings on March 16, 2020 for utility disconnections will be lifted on November 1, 2020. PUCT in Texas had ordered on March 13, 2020 public utilities to suspend water service disconnections and late fees charged to customers which expired on June 13, 2020, but there is no guarantee that PUCT will not reinstate or impose similar orders in the future. These and other events associated with the COVID-19 pandemic have reduced the incentive and ability of our residential and commercial customers to pay their water services bills on time, if at all, which could negatively impact our result of operations. Furthermore, a significant portion of our revenue is derived from water usage by commercial customers. As many of these customers have suspended, altered or terminated their business operations to comply with government orders, their water usage may decline significantly or cease, which could adversely affect our revenue. While some states and counties, including Santa Clara county where our headquarters is located, have announced a schedule to allow more businesses to reopen, some of our commercial customers may decide not to open fully or at all due to their ongoing concerns with safety at the workplace. Connecticut Water has an approved regulatory mechanism for a water revenue adjustment that provides for recovery of the companies’ authorized annual revenues through a customer surcharge or credit that mitigates the impact of reduced usage but will not cover losses for non-payment or bad debt. While we expect to recover some of the revenue loss and costs through the rate-making processes, there is no guarantee that such recovery will be approved by the regulated utility authorities in a timely manner, or at all.
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

•
our planned infrastructure improvement projects were temporarily interrupted by COVID-19 government orders, restrictions and supply shortages. This may negatively impact our ability to maintain our infrastructure and provide reliable services to customers. In addition, our expenditures on capital improvements has been reduced, which may in turn impact rate decisions by CPUC, PURA, PUCT and MPUC.

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

The ultimate impact of the COVID-19 pandemic continues to be uncertain and subject to change. We cannot predict when this pandemic will end and when and to what extent various government orders and restrictions will be imposed, modified, eased or lifted, and any extension or prolonged implementation of these measures will further adversely affect our business and financial results. Even after such orders and restrictions are eased or lifted, the severe economic impact on the jurisdictions and areas in which we operate may last for an extended period of time and continue to adversely affect our business and financial conditions, and there is no guarantee that we will be able to quickly return to our normal operations.
The phaseout of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phaseout LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs for both our existing debt agreements that include LIBOR interest rates and future loan agreements that we may enter into. In addition, we have not engaged in discussions with our existing lenders regarding the LIBOR transition and we cannot predict how such transition will impact the interest rates and other terms of our existing debt agreements. This could materially and adversely affect the SJW Group’s results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

ITEM 5.	OTHER INFORMATION
Quarterly Dividend
On October 28, 2020, the Board of Directors of SJW Group declared the regular quarterly dividend of $0.32 per share of common stock. The dividend will be paid on December 1, 2020, to stockholders of record as of the close of business on November 9, 2020.
Information Web Sites
SJW Group post information about the operating and financial performance of SJW Group and its subsidiaries on its web sites at www.sjwgroup.com, www.sjwater.com and www.ctwater.com from time to time. The information on our web sites is not a part of and should not be considered incorporated by reference into this Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Second Amendment to the SJW Group Long-Term Incentive Plan dated October 28, 2020. (1)

10.2	SJW Group Amended and Restated Executive Officer Short-Term Incentive Plan dated October 28, 2020. (1)

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chairman, President and Chief Executive Officer. (1)

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) by Chief Financial Officer and Treasurer. (1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by Chairman, President and Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350 by Chief Financial Officer and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document

(1)	Filed currently herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SJW GROUP

DATE:	November 6, 2020	By:	/s/ JAMES P. LYNCH
James P. Lynch
Chief Financial Officer and Treasurer (Principal financial officer)